Form 10-K405
period 1996-03-31
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 1996-07-16
CIK 913778

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended March 31, 1996 or
                               --------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from             to
                                   ------------    -----------
Commission file number     0-26200
                        ------------
            Boston Capital Tax Credit Fund IV L.P.
- ------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

       Massachusetts                                 04-3208648
- --------------------------------          ------------------------------------
(State of other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

One Boston Place, Suite 2100, Boston, MA                   02108-4406
- ---------------------------------------------         ------------------------
(Address of Principal executive offices)                    (Zip Code)

Fund's telephone number, including area code: (617)624-8900
                                              -------------
Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
                 Title of each class                   on which registered
                 -------------------                   -------------------
                       None                                     None
             ---------------------------            --------------------------
Securities registered pursuant to Section 12(g) of the Act:

                     Beneficial Assignee Certificates
                    ----------------------------------
                              (Title of Class)

Indicate by check mark whether the Fund (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Fund was required to file such
reports), and (2) has been subject to such filing requirements for
the past 90 days.  YES   X    NO
                      -------    -------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.   __
                                     |XX|




                    DOCUMENTS INCORPORATED BY REFERENCE
                    -----------------------------------
The following documents of the Fund are incorporated by reference:

               Form 10-K
                 Parts         Document
               ---------       --------
               Parts I, III   January 3, 1994 Prospectus,
                              as supplemented


               Parts II, IV   Form 8-K dated February 1, 1995
                              Form 8-K dated March 9, 1995
                              Form 8-K dated October 13, 1995
                              Form 8-K dated February 29, 1996

                  BOSTON CAPITAL TAX CREDIT FUND IV L.P.
         Form 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 1996

                             TABLE OF CONTENTS

                                  PART I



Item 1.   Business
Item 2.   Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of
             Security Holders

                                  PART II

Item 5.   Market for the Fund's Limited
             Partnership Interests and Related
             Partnership Matters
Item 6.   Selected Financial Data
Item 7.   Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations
Item 8.   Financial Statements and Supplementary
             Data
Item 9.   Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure

                                 PART III

Item 10.  Directors and Executive Officers
             of the Fund
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial
             Owners and Management
Item 13.  Certain Relationships and Related
             Transactions

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K

          Signatures
                                    PART I
                                    ------
Item 1.   Business

Organization
- ------------
     Boston Capital Tax Credit Fund IV L.P. (the "Fund") is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act as of October 5, 1993. The General Partner of the Fund is Boston Capital Associates IV L.P., a Delaware limited partnership. C & M Associates, d/b/a Boston Capital Associates, a Massachusetts general partnership, whose only two partners are Herbert F. Collins and John P. Manning, the principals of Boston Capital Partners, Inc., is the sole general partner of the General Partner. The limited partner of the General Partner is Capital Investment Holdings, a general partnership whose partners are certain officers and employees of Boston Capital Partners, Inc., and its affiliates. The Assignor Limited Partner is BCTC IV Assignor Corp., a Delaware corporation which is wholly-owned by Herbert F. Collins and John P. Manning.

     The Assignor Limited Partner was formed for the purpose of serving in that capacity for the Fund and will not engage in any other business. Units of beneficial interest in the Limited Partnership Interest of the Assignor Limited Partner will be assigned by the Assignor Limited Partner by means of beneficial assignee certificates ("BACs") to investors and investors will be entitled to all the rights and economic benefits of a Limited Partner of the Fund including rights to a percentage of the income, gains, losses, deductions, credits and distributions of the Fund.

     A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") were filed with the Securities and Exchange Commission and became effective December 16, 1993 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 30,000,000 BACs at $10 per BAC. On April 18, 1996 an amendment to Form S-16, which registered an additional $10,000,000 BACs for sale to the public in one or more series, became effective. As of March 31, 1996, subscriptions had been received and accepted by the General Partner in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25 and Series 26 for 17,851,114 BACs, representing capital contributions of $178,495,000.

     The Offering, including information regarding the issuance of BACs in series, is described on pages 144 to 149 of the Prospectus, as supplemented, under the caption "The Offering", which is incorporated herein by reference.

Description of Business
- -----------------------
     The Fund's principal business is to invest as a limited partner in other limited partnerships (the "Operating Partnerships") each of which will own or lease and will operate an Apartment Complex exclusively or partially for low- and moderate-income tenants. Each Operating Partnership in which the Fund will invest will own Apartment Complexes which are completed, newly-constructed, under construction or rehabilitation, or to-be constructed or rehabilitated, and which are expected to receive Government Assistance. Each Apartment Complex is expected to qualify for the low-income housing tax credit under Section 42 of the Code (the "Federal Housing Tax Credit"), thereby providing tax benefits over a period of ten to twelve years in the form of tax credits which investors may use to offset income, subject to certain strict limitations, from other sources. Certain Apartment Complexes may also qualify for the historic rehabilitation tax credit under Section 48 of the Code (the "Rehabilitation Tax Credit"). The Federal Housing Tax Credit and the Government Assistance programs are described on pages 64 to 88 of the Prospectus, as supplemented, under the captions "Tax Credit Programs" and "Government Assistance Programs," which is incorporated herein by reference. Section 236 (f) (ii) of the National Housing Act, as amended, in Section 101 of the Housing and Urban Development Act of 1965, as amended, each provide for the making by HUD of rent supplement payments to low income tenants in properties which receive other forms of federal assistance such as Tax Credits. The payments for each tenant, which are made directly to the owner of their property, generally are in such amounts as to enable the tenant to pay rent equal to 30% of the adjusted family income. Some of the Apartment Complexes in which the Partnership has invested are receiving such rent supplements from HUD. HUD has been in the process of converting rent supplement assistance to assistance paid not to the owner of the Apartment Complex, but directly to the individuals. At this time, the Partnership is unable to predict whether Congress will continue rent supplement programs payable directly to owners of the Apartment Complex.

     As of March 31, 1996 the Fund had invested in 24 Operating Partnerships on behalf of Series 20, 15 Operating Partnership on behalf of Series 21, 30 Operating Partnerships on behalf of Series 22, 22 Operating Partnerships on behalf of Series 23, 15 Operating Partnerships on behalf of Series 24,
5 Operating Partnerships on behalf of Series 25 and 7 Operating Partnerships on behalf of Series 26. A description of these Operating Partnerships is set forth in Item 2 herein.

     The business objectives of the Fund are to:

     (1) provide current tax benefits to Investors in the form of Federal Housing Tax Credits and in limited instances, a small amount of Rehabilitation Tax Credits, which an Investor may apply, subject to certain strict limitations, against the investor's federal income tax liability from active, portfolio and passive income;

     (2) preserve and protect the Fund's capital and provide capital appreciation and cash distributions through increases in value of the Fund's investments and, to the extent applicable, equity buildup through periodic payments on the mortgage indebtedness with respect to the Apartment Complexes.

     (3) provide tax benefits in the form of passive losses which an Investor may apply to offset his passive income (if any); and

    (4) provide cash distributions (except with respect to the Fund's investment in certain Non-Profit Operating Partnerships) from Capital Transaction proceeds. The Operating Partnerships intend to hold the Apartment Complexes for appreciation in value. The Operating Partnerships may sell the Apartment Complexes after a period of time if financial conditions in the future make such sales desirable and if such sales are permitted by government restrictions.

     The business objectives and investment policies of the Fund are described more fully on pages 49 to 61 of the Prospectus, as supplemented, under the caption "Investment Objectives and Acquisition Policies," which is incorporated herein by reference.

Employees
- ---------
     The Fund does not have any employees. Services are performed by the General Partner and its affiliates and agents retained by them.

Item 2.   Properties

     The Fund has acquired a Limited Partnership interest in 118 Operating Partnerships in seven series, identified in the table set forth below. The Apartment Complex owned by the Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." The Operating Partnership and the respective Apartment Complex is described more fully in the Prospectus. The General Partner believes that there is adequate casualty insurance on the property.

     Please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

                Boston Capital Tax Credit Fund IV L.P. - Series 20

                       PROPERTY PROFILE AS OF MARCH 31, 1996

                           Mortgage                              Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------

Ashbury     Sioux Falls,
Apartments    SD       48  $1,341,817   4/94   6/94      100%  $    776,117

Bennetts    Bennetsville,
Pointe Apts.  SC       32   1,356,354   3/94   8/94      100%       208,251

Bradley     Bradley,
Manor         AR       25     805,930   8/94   3/95      100%       182,044

Breeze      Port Washington,
Cove Apts.    WI       64   2,854,332   5/94  10/94       96%     2,553,466

Cascades    Sterling,
Commons Apts. VA      320  15,934,407   6/94  10/95      100%     7,036,098

Clarksville Clarksville,
Estates       MO       32     704,731   6/94   9/94      100%       142,639

Club
Goldenrod II Orlando,
Apartments    FL      220   7,691,859   4/94   6/95      100%     2,221,543

College
Greene       Chili,
Senior Apts   NY      110   3,820,685   3/95   8/95      100%     1,580,849

Concordia    St. Croix,
Manor I       VI       22   1,478,576   8/94   7/95      100%       464,630

Coushatta
Seniors II   Coushatta,
Apartments    LA       24     718,558   5/94   3/94      100%       175,182

East Douglas Bloomington,
Apartments    IL       51   2,156,036   7/94  12/95       68%*    1,281,690

Edison Lane  Edison,
Apartments    GA       24     725,448   9/94  10/95       83%*      166,128

Evergreen    Macedon,
Hills Apts.   NY       72   2,844,485   8/94   1/95      100%       627,660

                Boston Capital Tax Credit Fund IV L.P. - Series 20

                       PROPERTY PROFILE AS OF MARCH 31, 1996
Continued
- ---------
                           Mortgage                               Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------
Fairoaks     Rincon,
Lane Apts.    GA       44   1,424,516   7/94   5/95      100%       339,284

Floral
Acres II     Waggaman,
              LA       32  $ 1,043,311   5/94   8/94      100%  $   228,457

Forest Glen  Vidalia,
Village       GA       46    1,341,790   7/94   2/95      100%      310,582

Gardenview   Houston,
Apartments    TX      309      -0-       6/94   9/95       92%*   1,191,760

Harrisonburg Harrisonburg,
Seniors Apts. LA       24      698,354   5/94   1/94      100%      176,621

Hillside     Cynthiana,
Apartments    KY       48      836,766  10/94   4/95      100%      643,850

Kristine     Bakersfield,
Apartments    CA       60    1,385,571  10/94  10/94      100%      311,675

Northfield   Jackson,
Apts.         MS      120    2,689,993   6/94   5/95      100%    3,241,973

Parkside     Avondale,
Apartments    AZ       54      716,378  12/94   1/94      100%      179,774

Riverview    Franklinton,
Apartments    LA       47    1,721,808   4/94  10/94      100%      370,000

Shady Lane   Winnfield,
Senior Apts.  LA       32      957,686   5/94  10/93      100%      189,312



* Property was in lease-up phase as of March 31, 1996.

                Boston Capital Tax Credit Fund IV L.P. - Series 21

                       PROPERTY PROFILE AS OF MARCH 31, 1996

                           Mortgage                               Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------
Atlantic    Atlantic City,
City Apts.    NJ       153  $5,750,000  9/94   10/95     100%    $2,500,000

Black River Black River Falls,
Run           WI        48     125,000 10/94   12/94      97%       292,795

Cattaraugus Cattaraugus,
Manor         NY        24   1,146,696  8/94    4/95      91%       213,018

Creekside
at Tasker's Frederick,
Chance        MD       120   4,309,428 10/94    9/95      28%*    2,471,093

Crosby      Crosby,
Country Apts. MN        24      855,601 2/95   12/94      95%        -0-

Forest Glen
at Sully    Centreville,
Station       VA       119   4,564,596 11/94    9/95      26%*    2,649,450

Fort        Winslow,
Halifax       ME        24   1,189,244  9/94    1/95     100%       289,085

Havelock    Havelock,
Manor Apts.   NC        60   1,871,171 12/94   10/95     100%        300,796

Holly       Buchanan,
Village       GA        24     721,666  8/94    6/95     100%       167,320

Liveoak     Union Springs,
Village       AL        24     750,041 10/94    7/95      83%*      149,022

Lookout     Covington,
Ridge Apts.   KY        30     694,950 12/94    12/94    100%       637,373

Pinedale    Menomonie,
Apartments II WI        60       -0-   10/94    12/94    100%       869,798

Pumphouse   Chippewa,
Crossing II
Apartments    WI        48     946,317 10/94    12/94    100%       692,840

                Boston Capital Tax Credit Fund IV L.P. - Series 21

                       PROPERTY PROFILE AS OF MARCH 31, 1996
Continued
- ---------
                           Mortgage                               Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------

The Woods   Campton,
Apartments    NH        20  $1,049,642  8/94    10/94    100%      $269,500

Tower View  Tower City,
Apartments    PA        24   1,142,844 11/94     5/95     87%*      198,980

* Property was in lease-up phase as of March 31, 1996.

               Boston Capital Tax Credit Fund IV L.P. - Series 22

                       PROPERTY PROFILE AS OF MARCH 31, 1996

                           Mortgage                               Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------

Albemarle   Hertford,
Village Apts.  NC      36  $1,498,457  1/95    9/94      100%   $   321,628

Apple       Edmond,
Village Apts.  OK     159   2,913,744 11/94    3/96       44%*        -0-

Bayou       Riverview,
Crossing Apts. FL     209   7,682,437 11/94    1/96       59%*    1,712,422

Bellwood    Ford City,
Gardens        PA      28   1,262,915  6/95    9/95      100%       228,876

Black River Black River Falls,
Run Apts.      WI      48   1,200,000  4/95   12/94       97%       330,172

Clarendon   Summerton,
Court Apts.    SC      40   1,463,044 10/94    4/96      100%       340,737

Club  II    Orlando,
Goldenrod Apts.FL     220   7,691,859  3/95    6/95      100%     1,271,449

Cobblestone Fuquay,
Apartments     NC      33   1,428,936  1/95    5/94      100%       326,054

Concordia   St. Croix,
Manor II       VI      20   1,508,245  1/95   11/95      100%       251,309

Concordia   St. Croix,
Manor III      VI      20   1,366,124  2/95   12/95      100%       162,719

Crosby      Crosby,
Country Apts.  MN      24     855,601 12/95   12/94       75%          -0-

Drakes
Branch      Drakes Branch,
Elderly Apts.  VA      32   1,278,375  1/95    6/95       65%*      208,560

Elks Towers Litchfield,
Apartments     IL      27     120,407 10/95     U/C       N/A       500,000

Fonda       Fonda,
Terrace Apts.  NY      24   1,052,065 12/94   10/94      100%       259,387

                Boston Capital Tax Credit Fund IV L.P. - Series 22

                       PROPERTY PROFILE AS OF MARCH 31, 1996

Continued
- ---------
                           Mortgage                               Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------
Kimbark     Longmont,
1200 Apts.     CO      48   1,766,280  9/95    12/95     100%       166,711

Kingsway     Swedsboro,
Apartments     NJ      36  $1,497,938  7/95     6/95     100%   $    46,290

Lake Street  Girard,
Apartments     PA      32   1,371,077  4/95     9/95     100%       257,688

Leroy        Le Roy,
Housing L.P.   IL      36     897,336  4/95    12/94     100%          -0-

Lost Tree    Branson,
Apartments     MO      88   1,658,110  4/95     6/95     100%       474,948

Maplewood   Sacramento,
Apartments     KY      12     439,292  8/95     9/95     100%        85,758

Marksville   Marksville,
Square Apts.   LA      32     676,693  1/95     1/96     100%       268,848

Monroe       North Aurora,
Landings       IL      11     533,263  4/95     1/94     100%           -0-

Neshoba      Philadelphia,
County Apts.   MS      24     855,224  7/95     8/35     100%       182,022

Philadelphia Philadelphia,
Square Apts.   MS      16     547,344  7/95     8/95     100%       108,764

Quankey     Halifax,
Hills Apts.    NC      24   1,025,903  1/95     3/95     100%       200,496

Richmond    Richmond,
Square Apts.   MO      32     988,033 12/94     2/95     100%       818,770

Salem Wood  Salemburg,
Apartments     NC      24     984,499  1/95    12/94     100%       181,355

The Birches Old Orchard Beach,
               ME      88   2,597,843  1/95     3/96      14%*      520,671

                Boston Capital Tax Credit Fund IV L.P. - Series 22

                       PROPERTY PROFILE AS OF MARCH 31, 1996

Continued
- ---------
                           Mortgage                               Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------

Troy Villa    Troy,
Apartments     MO      64  $2,158,955  12/94    6/95      100%   $1,576,811

Twin City     Festus,
Villa          MO      48   2,378,933   1/95   11/95      100%      590,883

* Property was in lease-up phase as of March 31, 1996.
UC=Property was under construction as of March 31, 1996.

               Boston Capital Tax Credit Fund IV L.P. - Series 23
                      PROPERTY PROFILE AS OF MARCH 31, 1996

                           Mortgage                               Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------
Apple        Edmond,
Village Apts.  OK      159  $2,913,744  11/94   3/96      44%*   $  988,835

Bayou        Riverview,
Crossing Apts  FL      209   7,682,437   2/95  11/95      59%*    2,568,632

Concordia    St. Croix,
Manor II       VI       20   1,508,245   1/95  11/95     100%       251,310

Concordia    St. Croix,
Manor III      VI       20   1,366,124   2/95  12/95     100%       162,719

Columbia     Hempstead,
Commons Apts.  NY       32   1,397,621   5/95   5/94     100%       951,257

Country Hill Cedar Rapids,
Apts.Phase II  IA       92   2,200,000   8/95   U/C       34%*      881,508

Great Pines  Hurleyville,
Apts.          NY       26   1,038,041   7/95  12/95      58%*        -0-

Heatheridge  Barling,
Estates **     AR       27     865,736   7/95  11/95     100%       600,323

Ithaca       Ithaca,
Apts. I        MI       28     692,419  11/95   7/95     100%       139,407

Kimbark      Longmont,
1200 Apts.     CO       48   1,766,280   9/95  12/95     100%       500,131

Mathis       Mathis,
Apartments     TX       32     923,768   1/95  1/95      100%       146,030

Mid City     Jersey City,
Apartments     NJ       58   3,175,335   9/95  6/94      100%       113,679

Orange
Grove        Orange Grove,
Seniors Apts.  TX       24     677,459   1/95  2/95      100%       104,728

Philmont     Philmont,
Terrace Apts.  LA       32   1,503,856   5/95  5/95      100%       370,750

Pensione K     CA      129     568,268   9/95   U/C      N/A           -0-

                Boston Capital Tax Credit Fund IV L.P. - Series 23

                       PROPERTY PROFILE AS OF MARCH 31, 1996
Continued
- ---------                  Mortgage                               Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------
Riverview    St. Louis,
Apartments     MO       42     641,048   8/95 12/95       42%*      916,381

South Hills  Bellevue,
Apartments     NE       72  $1,895,000   6/95  2/96       27%*  $1,363,180

St. Peters   St. Peters,
Villa          MO       54   2,483,394   7/95  3/96       79%*   1,283,351

The Birches  Old Orchard Beach,
               ME       88   2,597,843   1/95  3/96       14%*     520,672

Twin City    Festus,
Villa          MO       40   2,378,933   2/95 11/95      100%      590,883

Village      Kansas City,
Woods Est.     KS       45   1,854,966   5/94 12/95       42%*     900,000

Vinsett      Van Buren,
Estates **     AR       10     **        7/95 11/95      100%         **

Woodland     Roland,
Hills          OK      10      334,064   7/95  6/95      100%      219,626


* Property was in lease-up phase as of March 31, 1996.
UC=Property was under construction as of March 31, 1996.

** Two properties which make up one Operating Partnership named Barlee Properties L.P. with 27 units. Entire mortgage balance and contributions are listed with Heathridge Estates.

                Boston Capital Tax Credit Fund IV L.P. - Series 24
                       PROPERTY PROFILE AS OF MARCH 31, 1996

                           Mortgage                               Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------
Brooks      Blue Ridge,
Summit Apts.   GA       36 $    3,150 12/95     U/C        N/A  $  223,280

Brownsville Brownsville,
Apartments     TN       36  1,212,064  9/95     9/95       100%    200,827

Century     Bismark,
East Apts. IV  ND       24    640,000  8/95     8/95       100%    299,972

Century     Bismark,
East Apts. V   ND       24    640,000 11/95     9/95        83%*   299,972

Crow River  Hutchinson,
Villa          MN       56  2,328,878 12/95     6/95       100%      -0-

Edenfield   Millen,
Apartments     GA       48      -0-    1/96     U/C         N/A    200,292

Elm Street  Yonkers,
Apartments     NY       35      -0-    1/96     1/96        17%*        25

Lake        Fargo,
Apartments I   ND       24    624,693  8/95     7/95        91%*   299,972

Lakeway     Zwolle,
Apartments     LA       32    882,615 11/95     4/96       100%    110,902

Laurelwood  High Point,
Apartments     NC      100      -0-    2/96     U/C         N/A    617,302

New Hilltop Laurens,
Apartments     SC       72  1,741,639 11/95    11/95       100%    369,127

North       Columbia,
Hampton PL.    MO       36  1,524,176 11/95     3/96        N/A    817,827

Park Meadow Gaylord,
Apartments     MI       80    180,388  9/95     U/C         N/A    240,000

                Boston Capital Tax Credit Fund IV L.P. - Series 24

                       PROPERTY PROFILE AS OF MARCH 31, 1996

Continued
- ---------
                           Mortgage                               Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------

Stanton     Stanton,
Village Apts.  TN       40  1,221,472  9/95     9/95       100%    211,933

Woodlands   Elko,
Apartments     NV       24  1,145,225 11/95     9/95       100%    206,179



*  Property was in lease-up phase as of March 31, 1996.
UC=Property was under construction as of March 31, 1996

                Boston Capital Tax Credit Fund IV L.P. - Series 25

                       PROPERTY PROFILE AS OF MARCH 31, 1996

                           Mortgage                               Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------

Dogwood     Athens,
Park Apts.    GA       127 $  514,972 12/95     U/C        N/A  $  908,948

Clarke      Pokamoke City,
Manor Apts.   MD        30     -0-     2/96     U/C        N/A     306,551

Laurelwood  High Point,
Park Apts.    GA       100     -0-     2/96     U/C        N/A     304,045

Sandstone   Great Falls,
Village       MT        48     81,084 11/95     U/C        N/A     745,484

Washington  Dayton,
Arms          OH        93     -0-     2/96     2/95       100%      -0-

*  Property was in lease-up phase as of March 31, 1996
UC=Property was under construction as of March 31, 1996.

                Boston Capital Tax Credit Fund IV L.P. - Series 26

                       PROPERTY PROFILE AS OF MARCH 31, 1996

                           Mortgage                               Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------

Calgory     Bismark,
Apartments I   ND       24  $   -0-    2/96    12/95      50%*  $    -0-

Calgory     Bismark,
Apartments II  ND       24      -0-    2/96    12/95      29%*       -0-

Calgory     Bismark,
Apartments III ND       24      -0-    2/96    12/95      29%*       -0-

Lake IV     Fargo,
Apartments     ND       24      -0-    2/96    12/95      20%*       -0-

Lake V      Fargo,
Apartments     ND       24      -0-    2/96    12/95       4%*       -0-

Madison     Miami Beach,
Apartments     FL       17      -0-    3/96     U/C       N/A       438,103

Mason       Mason,
Manor Apts.    TN       24      -0-    2/96     1/96     100%       104,176

*  Property was in lease-up phase as of March 31, 1996.
UC=Property was under construction as of March 31,1996.

Item 3.   Legal Proceedings

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

                                    PART II
                                    -------
Item 5.   Market for the Fund's Interests and Related Fund Matters

     (a)  Market Information

          The Fund is classified as a limited partnership and thus has no common stock. There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

     (b)  Approximate number of security holders

          As of March 31, 1996, the Fund has 11,254 BAC holders for an aggregate of 17,851,114 BACs, at a subscription price of $10 per BAC, received and accepted.

          The BACs were issued in series. Series 20 consists of 2,438 investors holding 3,866,700 BACs, Series 21 consists of 1,185 investors holding 1,892,700 BACs, Series 22 consists of 1,723 investors holding 2,564,400 BACs, Series 23 consists of 2,168 investors holding 3,336,727 BACs, Series 24 consists of 1,321 investors holding 2,169,878 BACs, Series 25 consists of 1,794 investors holding 3,026,109 BACs, and Series 26 consists of 625 investors holding 994,600 BACs, at March 31, 1996.

     (c)  Dividend history and restriction

          The Fund has made no distributions of Net Cash Flow to its BAC Holders from its inception, October 5, 1993 through March 31, 1996.

          The Fund Agreement provides that Profits, Losses and Credits will be allocated each month to the holder of record of a BAC as of the last day of such month. Allocation of Profits, Losses and Credits among BAC Holders will be made in proportion to the number of BACs held by each BAC Holder.

          Any distributions of Net Cash Flow or Liquidation, Sale or Refinancing Proceeds will be made within 180 days of the end of the annual period to which they relate. Distributions will be made to the holders of record of a BAC as of the last day of each month in the ratio which (i) the BACs held by such Person on the last day of the calendar month bears to (ii) the aggregate number of BACs outstanding on the last day of such month.

          Fund allocations and distributions are described on pages 99 to 101 of the Prospectus, as supplemented, under the caption "Sharing
          Arrangements: Profits, Credits, Losses, Net Cash Flow and Residuals", which is incorporated herein by reference.

Item 6.   Selected Financial Data

     The information set forth below presents selected financial data of the Fund. Additional detailed financial information is set forth in the audited financial statements listed in Item 14 hereof.

                                                             For the Period
                    For the Year           For the Year      October 5, 1993
                  and Periods ended      and Periods ended (date of inception)
Operations         March 31, 1996         March 31, 1995     to March 31,1994
- ----------       -------------------     -----------------  ------------------
Interest Income     $  1,027,956           $   344,043          $     8,065

Share of Loss of
Oper. Partnerships    (5,472,852)             (884,379)                   -
Operating Expenses    (1,839,647)             (800,135)              (5,561)
                     -----------            ----------           ----------
Net Income (Loss)   $ (6,284,543)          $(1,340,471)         $     2,504
                     ===========            ==========           ==========
Net Income (Loss)
per BAC             $       (.41)          $      (.36)         $       .01
                     ===========            ==========           ==========


Balance Sheet      March 31, 1996         March 31, 1995       March 31,1994
- -------------      --------------         --------------       -------------
Total Assets        $180,961,491           $102,047,029         $10,964,208
                     ===========            ===========          ==========
Total Liabilities   $ 36,440,840           $ 25,581,723         $   541,432
                     ===========            ===========          ==========
Partners' Capital   $144,520,651           $ 76,465,306         $10,422,776
                     ===========            ===========          ==========
Other Data
- ----------
Tax Credits per BAC
for the Investors Tax
Year, the Twelve
Months Ended December
31, 1995 and 1994*  $        .35           $         -0-        $       N/A
                     ===========             ===========         ==========
* Credit per BAC is a weighted average of all the Series. Since each Series has invested as a limited partner in different Operating Partnerships the Credit per BAC will vary slightly from series to series. For more detailed information refer to Item 7 Results of Operations.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity
- ---------
     The Fund's primary source of funds is the proceeds of its Public Offering. Other sources of liquidity will include (i) interest earned on capital contributions held pending investment or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Fund has and will invest. All sources of liquidity are available to meet the obligations of the Fund. The Fund does not anticipate significant cash distributions in the long or short term from operations of the Operating Partnerships.

     The Fund invests in short-term tax-exempt municipal bonds to decrease the amount of taxable interest income that flows through to it's investors. The Fund anticipates that the investments it purchases will be held to maturity, but periodically the Fund must sell investments to meet certain obligations. Many of the investments sold during the years ended March 31, 1995 and 1996 were yielding coupon rates higher than market rates. A premature sale of these investments may have resulted in realized losses, but when combined with the higher coupon yields the resulting actual yields were consistent with market rates. In selecting investments to purchase and sell the general partner and it's advisors stringently monitor the ratings of the investments and safety of principal.

Capital Resources
- -----------------
     The Fund is offering BACs in a Public Offering originally declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received and accepted subscriptions for $178,495,000 representing 17,854,114 BACs from investors admitted as BAC Holders in Series 20 through 26 of the Fund. As of March 31, 1996 the Fund is continuing to offer BACs in Series 26.

     (Series 20). The Fund commenced offering BACs in Series 20 on January 21, 1994. As of March 31, 1996, the Fund had received and accepted subscriptions for $38,667,000 representing 3,866,700 BACs from investors admitted as BAC Holders in Series 20. Offers and sales of BACs in Series 15 were completed and the last of the BACs in Series 20 were issued by the Fund on June 24, 1994.

     During the fiscal year ended March 31, 1996, the Fund used $4,134,806 of Series 20 net offering proceeds to pay installments of its capital contributions to 17 Operating Partnerships. As of March 31, 1996 proceeds from the offer and sale of BACs in Series 20 had been used to invest in 24 Operating Partnerships in an aggregate amount of $28,561,550 and the Fund had completed payment of all installments of its capital contributions to 10 of the Operating Partnerships. Series 20 has $3,873,666 in capital contributions that remain to be paid to the other 14 Operating Partnerships.

     (Series 21). The Fund commenced offering BACs in Series 21 on July 5, 1994. As of March 31, 1996, the Fund had received and accepted subscriptions for $18,927,000 representing 1,892,700 BACs from investors admitted as BAC Holders in Series 21. Offers and sales of BACs in Series 21 were completed and the last of the BACs in Series 21 were issued by the Fund on September 30, 1994.

     During the fiscal year ended March 31, 1996, the Fund used $3,332,351 of Series 21 net offering proceeds to pay initial and additional installments of its capital contributions to 12 Operating Partnerships. As of March 31, 1996 proceeds from the offer and sale of BACs in Series 21 had been used to invest in 15 Operating Partnerships in an aggregate amount of

$14,192,163 and the Fund had completed payment of all installments of its capital contributions to 3 of the Operating Partnerships. Series 21 has $2,042,344 in capital contributions that remain to be paid to the other 12 Operating Partnerships.

 (Series 22).  The Fund commenced offering BACs in Series 22 on October
12, 1994. As of March 31, 1996, the Fund had received and accepted subscriptions for $25,644,000 representing 2,564,400 BACs from investors admitted as BAC Holders in Series 22. Offers and sales of BACs in Series 22 were completed and the last of the BACs in Series 22 were issued by the Fund on December 28, 1994.

     During the fiscal year ended March 31, 1996, the Fund used $3,722,407 of Series 22 net offering proceeds to pay an initial installment of its capital contributions to 28 Operating Partnerships. As of March 31, 1996 proceeds from the offer and sale of BACs in Series 22 had been used to invest in 30 Operating Partnerships in an aggregate amount of $18,848,287 and the Fund had completed payment of all installments of its capital contributions to 8 of the Operating Partnerships. Series 22 has $6,337,752 in capital contributions that remain to be paid to the other 22 Operating Partnerships.

     (Series 23). The Fund commenced offering BACs in Series 23 on January 10, 1995. As of March 31, 1996, the Fund had received and accepted subscriptions for $33,366,000 representing 3,336,727 BACs from investors admitted as BAC Holders in Series 23. Offers and Sales of BACs in Series 23 were completed and the last of the BACs in Series 23 were issued by the Fund on June 23, 1995.

     During the fiscal year ended March 31, 1996, the Fund used $10,553,952 of Series 23 net offering proceeds to pay initial and additional installments of its capital contributions to 20 Operating Partnerships. As of March 31, 1996 proceeds from the offer and sale of BACs in Series 23 had been used to invest in 22 Operating Partnerships in an aggregate amount of $24,272,152 and the Fund had not completed payment of all installments of its capital contributions to any of the Operating Partnerships. Series 23 has $10,597,676 in capital contributions that remain to be paid to the 22 Operating Partnerships.

     (Series 24). The Fund commenced offering BACs in Series 24 on June 9, 1995. As of March 31, 1996, the Fund had received and accepted subscriptions for $21,697,000 representing 2,169,878 BACs from investors admitted as BAC Holders in Series 24. Offers and Sales of BACs in Series 24 were completed and the last of the BACs in Series 24 were issued by the Fund on September 22, 1995.

     During the fiscal year ended March 31, 1996, the Fund used $3,943,110 of Series 24 net offering proceeds to pay initial and additional installments of its capital contributions to 14 Operating Partnerships. As of March 31, 1996 proceeds from the offer and sale of BACs in Series 24 had been used to invest in 15 Operating Partnerships in an aggregate amount of $8,590,647 and the Fund had not completed payment of all installments of its capital contributions to any of the Operating Partnerships. Series 24 has $4,939,386 in capital contributions that remain to be paid to the 15 Operating Partnerships.

     (Series 25). The Fund commenced offering BACs in Series 25 on September 30, 1995. As of March 31, 1996 the Fund had received and accepted subscriptions for $30,248,000 representing 3,026,109 BACs from investors admitted as BAC Holders in Series 25. Offers and Sales of BACs in Series 25 were completed and the last of the BACs in Series 25 were issued by the Fund on December 29, 1995.

     During the fiscal year ended March 31, 1996, the Fund used $1,939,506 of Series 25 net offering proceeds to pay initial and additional installments of its capital contributions to 4 Operating Partnerships. As of March 31, 1996 proceeds from the offer and sale of BACs in Series 25 had been used to invest in 5 Operating Partnerships in an aggregate amount of $7,176,914 and the Fund had not completed payment of all installments of its capital contributions to any of the Operating Partnerships. Series 25 has $4,911,886 in capital contributions that remain to be paid to the 5 Operating Partnerships.

     (Series 26). The Fund commenced offering BACs in Series 26 on January 18, 1996. As of March 31, 1996, the Fund had received and accepted $9,946,000 representing 994,600 BACs from investors admitted as BAC Holders in Series 26. As of March 31, 1996 the Fund is continuing to offer BACs in Series 26.

     During the fiscal year ended March 31, 1996, the Fund used $542,279 of Series 26 net offering proceeds to pay initial and additional installments of its capital contributions to 2 Operating Partnerships. As of March 31, 1996 proceeds from the offer and sale of BACs in Series 26 had been used to invest in 7 Operating Partnerships in an aggregate amount of $3,243,883 and the Fund had not completed payment of all installments of its capital contributions to any of the Operating Partnerships. Series 26 has $2,621,604 in capital contributions that remain to be paid to the 7 Operating Partnerships.

Results of Operations
- ---------------------
     The Fund incurs a fund management fee to the General Partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnership. The annual fund management fee incurred for the fiscal years ended March 31, 1996, and 1995 was $1,144,124, and $591,798, respectively.
The amount is anticipated to increase in subsequent fiscal years as additional Operating Partnerships are acquired.

     The Fund's investment objectives do not include receipt of significant cash flow distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

     (Series 20). As of March 31, 1996 and 1995, the average Qualified Occupancy for the series was 97.5% and 99.0%, respectively. The series had a total of 24 Operating Partnerships at March 31, 1996. Out of the total 20, were at 100% qualified occupancy and 3 were in initial lease-up.

     For the tax year ended December 31, 1995, the series, in total, generated $3,107,627 in passive income tax losses that were passed through to the investors and also provided $.829 tax credits per BAC to the investors.

     As of March 31, 1996 and 1995 the Investments in Operating Partnerships for Series 20 was $28,849,038 and $31,712,439, respectively. The decrease was primarily a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the years ended March 31, 1996 and 1995, the net loss of the series was $3,115,384 and $811,869, respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships, the fund management fee and interest income earned on Offering proceeds to be used for acquisitions and working capital reserves that have yet to be expended. It is anticipated that the net loss will continue to fluctuate until all Operating Partnerships lease-up and stabilize operations.

     (Series 21). As of March 31, 1996, and 1995, the average Qualified Occupancy for the series was 85.8% and 78.3%, respectively. The series had a total of 15 properties at March 31, 1996. Out of the total, 8 were at 100% qualified occupancy and 4 were in initial lease-up.

     For the tax year ended December 31, 1995, the series, in total, generated $627,717 in passive income tax losses that were passed through to the investors and also provided $.343 in tax credits per BAC to the investors.

     As of March 31, 1996 and 1995, the Investments in Operating Partnerships for Series 21 was $14,407,266 and $15,518,396, respectively. The decrease is primarily a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the year ended March 31, 1996 and the period ended March 31, 1995, the net loss of the series was $1,105,594 and $385,257, respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships, the fund management fee and interest income earned on

Offering proceeds to be used for acquisitions and working capital reserves that have yet to be expended. It is anticipated that the net loss will continue to fluctuate until all Operating Partnerships lease-up and stabilize operations.

     (Series 22). As of March 31, 1996 and 1995, the average Qualified Occupancy for the series was 91.5% and 58.0%, respectively. The series had a total of 30 properties at March 31, 1996. Out of the total, 23 were at 100% qualified occupancy and 4 were in initial lease-up. The series also had 1 property that was still under construction at March 31, 1996.

     For the tax year ended December 31, 1995, the series, in total, generated $1,180,719 in passive income tax losses that were passed through to the investors and also provided $.459 in tax credit per BAC to the investors.

     As of March 31, 1996 and 1995 the Investments in Operating Partnerships for Series 22 was $19,895,333 and $20,202,783, respectively. The decrease is primarily a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the year ended March 31, 1996 and the period ended March 31, 1995, the net loss of the series was $1,386,839 and $134,388, respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships, the fund management fee and interest income earned on Offering proceeds to be used for acquisitions and working capital reserves that have yet to be expended. It is anticipated that the net loss will continue to fluctuate until all Operating Partnerships complete construction, lease-up, and stabilize operations.

     (Series 23). As of March 31, 1996 and 1995, the average Qualified Occupancy for the series was 76.1% and 100%, respectively. The series had a total of 22 properties at March 31, 1996. Out of the total, 12 were at 100% qualified occupancy and 8 were in initial lease-up. The series also had one property that was still under construction as of March 31, 1996, and one property with multiple buildings some of which were under construction and some of which were in initial lease-up.

     For the tax year ended December 31, 1995, the series, in total, generated $468,342 in passive income tax losses that were passed through to investors. The series also provided tax credits to the investors, below is a summary of tax credits per BAC by month of admission.

              February        $.306
              March           $.278
              April           $.250
              May             $.222
              June            $.194

     As of March 31, 1996 and 1995 the Investments in Operating Partnerships for Series 23 was $27,189,858 and $5,965,399, respectively. The increase is a result of the Fund acquiring 17 additional interests in Operating Partnerships, and costs capitalized to the investment account which were incurred by the Fund in acquiring the Operating Partnerships. Investments in Operating Partnerships was also be affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the year ended March 31, 1996 and the period ended March 31, 1995 the net loss of the series was $546,204 and $8,957, respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships, the fund management fee and interest income earned on Offering proceeds to be used for acquisitions and working capital reserves that have yet to be expended. The net loss will continue to fluctuate until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships and they become fully leased-up and stabilize operations.

     (Series 24). As of March 31, 1996 and 1995, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at March 31, 1996. Out of the total, 7 were at 100% qualified occupancy and 4 were in initial lease-up. The series also had 4 properties that were still under construction as of March 31, 1996.

     For the tax year ended December 31, 1995, the series, in total, generated $224,386 in passive income tax losses that were passed through to investors. The series also provided tax credits to the investors, below is a summary of tax credit per BAC by month of admission.

              July            $.163
              August          $.136
              September       $.109

     As of March 31, 1996, the Investments in Operating Partnerships for Series 24 was $10,012,941. The amount is a result of the Fund acquiring 15 interests in Operating Partnerships and costs capitalized to the investment account which were incurred by the Fund in acquiring the Operating Partnerships. Investments in Operating Partnerships was also affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the period ended March 31, 1996 the net loss of the Series was $143,857. The major components of this amount are the Fund's share of losses from Operating Partnerships and interest income earned on Offering proceeds to be used for acquisitions and working capital reserves that have yet to be expended. It is anticipated that the net loss will fluctuate in the future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships, and they become fully leased-up and stabilize operations.

      Since Series 24 did not commence operations until after March 31, 1995, it does not have any comparative information to report.

     (Series 25). As of March 31, 1996, the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at March 31, 1996. Out of the total, 1 was at 100% qualified occupancy. The series also had 4 properties that were still under construction as of March 31, 1996.

     For the tax year ended December 31, 1995, the series, in total, generated $10,184 in passive income but did not generate any tax credits to pass through to the investors.

     As of March 31, 1996 the Investments in Operating Partnerships for Series 25 was $7,863,180. The amount is a result of the Fund acquiring
5 interests in Operating Partnerships, and costs capitalized to the investment account which were incurred by the Fund in acquiring the Operating Partnerships. Investments in Operating Partnerships was also affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the period ended March 31, 1996 the net income of the series was $40,545. The major components of this amount are professional fees, general and administrative expenses and interest income earned on Offering proceeds to be used for acquisitions and working capital reserves that have yet to be expended, and income from Operating Partnership. It is anticipated that operations will fluctuate in the future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships and they become fully leased-up and stabilize operations.

     Since Series 25 did not commence operations until after March 31, 1995, it does not have any comparative information to report.

     (Series 26). As of March 31, 1996, the average Qualified Occupancy for the series was 38.7%. The series had a total of 7 properties at March 31, 1996. Out of the total, 1 was at 100% qualified occupancy. The series also had 5 properties that were in initial lease-up and one that was under construction at March 31, 1996.

     The series had not admitted any investors as of December 31, 1995, therefore it had no passive income tax losses or tax credits to pass through to investors.

     As of March 31, 1996, the Investments in Operating Partnerships for Series 26 was $3,618,962. The amount is a result of the Fund acquiring 7 interests in Operating Partnerships, and costs capitalized to the investment account which were incurred by the Fund in acquiring the Operating Partnerships. In the future, Investments in Operating

Partnerships, will also be affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the period ended March 31, 1996 the net loss of the series was $27,210. The major components of this amount are general and administrative expenses and interest income earned on Offering proceeds to be used for acquisitions and working capital reserves that have yet to be expended. It is anticipated that the net loss will fluctuate in the future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships, they become fully leased-up, and stabilize operations.

     Since the Series did not commence operations until after March 31, 1995, it does not have any comparative information to report.

Recent Accounting Statements Not Yet Adopted
- --------------------------------------------

In March, 1995 the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 31, 1995, with earlier application permitted. SFAS No. 121 addresses the accounting for long-lived assets and certain identifiable intangibles to be held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Fund will adopt SFAS No. 121 on April 1, 1996, as required. Adopting SFAS No. 121 is not expected to have a significant effect on the Fund's financial statements.

Item 8.   Financial Statements and Supplementary Data

     The information required by this item is contained in Part IV, Item 14 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III
                                    --------
Item 10.  Directors and Executive Officers of the Fund

     (a), (b), (c), (d) and (e)

     The Fund has no directors or executives officers of its own. The following biographical information is presented for the partners of the General Partners and affiliates of those partners (including Boston Capital Partners, Inc. ("Boston Capital")) with principal responsibility for the Fund's affairs.

Herbert F. Collins, age 65, is co-founder and Chairman of the Board of Boston Capital Partners, Inc. During 1990 and 1991 he served as Chairman of the Board of Directors for the Federal Home Loan Bank of Boston, a 314-member, $12-billion central bank in New England which is part of the Federal Home Loan Bank System. Mr. Collins is co-founder and serves as Chairman-Emeritus of the Council for Rural Housing and Development, a 300-member organization including 14 state associations formed to encourage the development of rural housing nationwide. He serves as Chairman of the Massachusetts Housing Policy Commission, created by the Governor of the Commonwealth of Massachusetts and the Secretary of the Executive Office of Communities & Development, to assess the current status and recommend future housing policy for the Commonwealth. Additionally, he serves as a Member of the Board of Directors, of the Metropolitan Boston Housing Partnership, an organization dedicated to the renewal of housing through rehabilitation and community involvement. He served on the Mitchell-Danforth Task Force, which helped structure the 1990 tax credit legislation. In addition, Mr. Collins is a past director of the National Leased Housing Association, past chairman of the Rural Development Committee, and is a member of the National Rural Housing Council. Currently, Mr. Collins is a Board member of the National Housing Conference. Prior to co-founding Boston Capital, Mr. Collins served as Vice President and Director of Marketing at ECS Corporation and the Advanced Research Corporation, and was the Product Marketing Manager at Raytheon Corporation. Mr. Collins graduated from Harvard College and attended the Advanced Management Program, Harbridge House, Boston.

John P. Manning, age 47, is co-founder, President and Chief Executive Officer of Boston Capital Partners, Inc., and serves as member of the Investment Committee. Mr. Manning is Chairman of the Affordable Housing Tax Credit Coalition and is member of the Board of Directors of the National Leased Housing Association, two Washington, D.C.-based organizations. He also serves on the Board of Advisors for the Housing Development Reporter. He served as a Member of the Massachusetts Housing Policy Commission, Executive Office of Communities & Development, appointed by the Governor of the Commonwealth of Massachusetts. He was named by U.S. Senate Majority Leader George Mitchell to the Mitchell-Danforth Task Force, which helped structure the 1990 tax credit legislation. In similar capacities, Mr. Manning has been asked by the U.S. House Ways and Means Committee and by the U.S. Senate Finance Committee to represent the affordable housing industry as an expert on the efficacy of the low income housing tax credit and its effect on capital markets and the economy. Prior to co-founding Boston Capital in 1974, Mr. Manning was the

Eastern Regional Vice President of Western Diversified Equities, a Beverly Hills-based real estate development firm, and was an Investment Manager at the Industrial National Bank in Providence. In 1995, President Clinton appointed Mr. Manning a Member of the Advisory Committee on the Arts (John F. Kennedy Center for the Performing Arts). Mr. Manning graduated from Boston College.

Richard J. DeAgazio, age 51, is Executive Vice President of Boston Capital Partners, Inc., and is President of Boston Capital Services, Inc., Boston Capital's NASD registered broker/dealer. Mr. DeAgazio formally served on the national Board of Governors of the National Association of Securities Dealers
(NASD), was the Vice Chairman of the NASD's District 11 Committee, and serves as Chairman of the NASD's Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also serves on the NASD State Liaison Committee and the Direct Participation Program Committee. He is a founder and past President of the National Real Estate Investment Association, past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter) and the Real Estate Investment Association. Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He graduated from Northeastern University.

Christopher W. Collins, age 41, is an Executive Vice President and a principal of Boston Capital Partners, Inc., and is responsible for, among other areas, overseeing the investment portfolio of funds sponsored by Boston Capital and the acquisition of real estate investments on behalf of such funds. Mr. Collins has had extensive experience in real estate development activities, having founded and directed the American Development Group, a comprehensive real estate development firm, and has also had extensive experience in the area of acquiring real estate investments. He is on the Board of Directors of the National Multi-Housing Council and a member of the Massachusetts Housing Finance Agency Multi-Family Advisory Committee. He graduated from the University of New Hampshire.

Anthony A. Nickas, age 35, is Senior Vice President and Chief Financial Officer of Boston Capital Partners, Inc. and has over twelve years experience in the accounting and finance fields. Mr. Nickas has supervised the financial aspects of both the Project Development and Property Management Affiliates. Prior to joining Boston Capital in 1987, he was Assistant Director of Accounting and Financial Reporting for the Yankee Companies, Inc., and was an Audit Supervisor for Wolf & Company of Massachusetts, P.C., a regional certified public accounting firm based in Boston. He graduated with honors from Norwich University.


     (f)  Involvement in certain legal proceedings.

     None.

     (g)  Promoters and control persons.

     None.

Item 11.  Executive Compensation
     (a), (b), (c), (d) and (e)

     The Fund has no officers or directors. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the General Partner and its affiliates for the following fees during the 1996 fiscal year:

     1. An annual fund management fee based on .5 percent of the aggregate cost of all Apartment Complexes acquired by the Operating Partnerships has been accrued or paid to Boston Capital Communications Limited Partnership.
The annual fund management fees charged to operations for the year ended March 31, 1996 was $1,144,124.

     2. The Fund has reimbursed an affiliate of the General Partner a total of $114,292 for amounts charged to operations during the year ended March 31, 1996. The reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

     3. The Fund has reimbursed affiliates of the General Partner a total of $1,040,827 for amounts charged to syndication during the year ended March 31, 1996. The reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

     4. The General Partner has the right to charge acquisition fees and expenses in connection with the purchase of Operating Partnership interests. During the 1996 fiscal year, the Fund accrued or paid $7,597,693 of acquisition fees and expenses to the General Partner or its affiliates.

     5. Dealer Manager fees of $1,595,730 were accrued or paid to Boston Capital Services, Inc. during the 1996 fiscal year in respect to the sale of units.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     (a)  Security ownership of certain beneficial owners.

          As of March 31, 1996, 17,851,144 BACs had been issued. No person is known to own beneficially in excess of 5% of the outstanding BACs in any of the series.

     (b)  Security ownership of management.

          The General Partner has a 1% interest in all Profits, Losses, Credits and distributions of the Fund. The Fund's response to
          Item 12(a) is incorporated herein by reference.

     (c)  Changes in control.

          There exists no arrangement known to the Fund the operation of which may at a subsequent date result in a change in control of the Fund. There is a provision in the Limited Partnership Agreement which allows, under certain circumstances, the ability to change control.

Item 13.  Certain Relationships and Related Transactions

     (a)  Transactions with management and others.

          The Fund has no officers or directors. However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partner and its Affiliates during the organization and operation of the Fund. Additionally, the General Partner will receive distributions from the partnership if there is cash available for distribution or residual proceeds as defined in the Fund Agreement. The amounts and kinds of compensation and fees are described on page 43 of the Prospectus, as supplemented, under the caption "Compensation and Fees", which is incorporated herein by reference. See Note B of Notes to Financial Statements in Item 14 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partner and its affiliates for the period October 5, 1993 through March 31, 1996.

     (b)  Certain business relationships.

          The Fund response to Item 13(a) is incorporated herein by reference.

     (c)  Indebtedness of management.

          None.

     (d)  Transactions with promoters.

          Not applicable.

                                    PART IV
                                    -------
Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

     (a) 1 and 2.  Financial Statements and Financial Statement
                   Schedules

     Independent Auditors' Report

     Balance Sheets, March 31, 1996 and 1995

     Statements of Operations for the Period October 5, 1993 (date of inception) through March 31, 1996

     Statements of Changes in Partners' Capital for the Period October 5, 1993 (date of inception) through March 31, 1996

     Statements of Cash Flows for the Period October 5, 1993 (date of inception) through March 31, 1996

     Notes to Financial Statements, March 31, 1996, 1995, and 1994

     Schedule III - Real Estate and Accumulated Depreciation

     Notes to Schedule III

     Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

     (a) 3.    Exhibits (listed according to the number assigned
                    in the table in Item 601 of Regulation S-K)

     Exhibit No. 3 - Organization Documents.

     a. Certificate of Limited Partnership of Boston Capital Tax Credit Fund IV L.P. (Incorporated by reference from Exhibit 3 to the Fund's Registration Statement No. 33-70564 on Form S-11 as filed with the Securities and Exchange Commission on October 19, 1993.

     Exhibit No. 4 - Instruments defining the rights of security holders, including indentures.

     a. Agreement of Limited Partnership of Boston Capital Tax Credit Fund IV L.P. (Incorporated by reference from Exhibit 4 to the Fund's Registration Statement No. 33-70564 on Form S-11 as filed with the Securities and Exchange Commission on October 19, 1993.

     Exhibit No. 10 - Material contracts.

     a. Beneficial Assignee Certificate. (Incorporated by reference from Exhibit 10A to the Fund's Registration Statement No. 33-70564 on Form S-11 as filed with the Securities and Exchange Commission on October 19, 1993

     Exhibit No. 28 - Additional exhibits.

     a. Agreement of Limited Partnership of Better Homes for Havelock Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on February 1, 1995).

     b. Agreement of Limited Partnership of Cynthiana Properties Limited (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on February 1, 1995).

     c. Agreement of Limited Partnership of North Hampton Place Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on October 13, 1995).

     d. Agreement of Limited Partnership of Brook Summitt Apartments, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on February 29, 1996).

     (b)  Reports on Form 8-K

          Report on Form 8-K dated February 1, 1995, concerning the Partnership's investment in Better Homes for Havelock Limited Partnership filed with the commission on February 1, 1995.

          Report on Form 8-K dated March 9, 1995, concerning the
Partnership's investment in Cynthiana Properties Limited filed with the commission on March 9, 1995.

     (c)  Exhibits

          The list of exhibits required by Item 601 of Regulation S-K is included in Item (a)(3).

     (d)  Financial Statement Schedules

          See Item (a) 1 and 2 above.

     (e)  Independent Auditors' Reports for Operating Partnerships.

                    None

                                   SIGNATURES

                                   ----------
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Boston Capital Tax Credit Fund IV L.P.


                    By:            Boston Capital Associates IV L.P.
                                   General Partner

                    By:            Boston Capital Associates



Date:  July 16, 1996                   By:  /s/ John P. Manning
                                            --------------------------
                                            John P. Manning



                                       By:  /s/ Herbert F. Collins
                                            --------------------------
                                            Herbert F. Collins

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:                         SIGNATURE:                       TITLE:

                                                        General Partner and
July 16, 1996            /s/ John P. Manning            Principal Executive
                         --------------------           Officer, Principal
                                                        Financial Officer and
                                                        Principal Accounting
                                                        Officer of Boston
                                                        Capital Associates


                                                        General Partner and
                         /s/ Herbert F. Collins         Principal Executive
                         -----------------------        Officer, Principal
                                                        Financial Officer and
                                                        Principal Accounting
                                                        Officer of Boston
                                                        Capital Associates

                    FINANCIAL STATEMENTS AND
                  INDEPENDENT AUDITORS' REPORT

             BOSTON CAPITAL TAX CREDIT FUND IV L.P.
                  SERIES 20 THROUGH SERIES 26

                     MARCH 31, 1996 AND 1995
            Boston Capital Tax Credit Fund IV L.P. -
                   Series 20 through Series 26

                        TABLE OF CONTENTS


                                                           PAGE


INDEPENDENT AUDITORS' REPORT                               F - 3


FINANCIAL STATEMENTS


     BALANCE SHEETS                                        F - 5


     STATEMENTS OF OPERATIONS                             F - 11


     STATEMENTS OF CHANGES IN PARTNERS' CAPITAL           F - 17


     STATEMENTS OF CASH FLOWS                             F - 25


     NOTES TO FINANCIAL STATEMENTS                        F - 42


SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION   F - 83


NOTES TO SCHEDULE III



















Schedules not listed are omitted because of the absence of the conditions under which they are required or the information is included in the financial statements or the notes thereto.
                    Reznick Fedder & Silverman
       Certified Public Accountants * Business Consultants
                    A Professional Corporation

   4520 East-West Highway * Suite 300 * Bethesda, MD 20814-3319
               (301) 652-9100 * Fax (301) 652-1848


                   INDEPENDENT AUDITORS' REPORT

To the Partners of
Boston Capital Tax Credit Fund IV L.P.
            We have audited the accompanying balance sheets of Boston Capital Tax Credit Fund IV L.P. as of March 31, 1996 and 1995, and the related statements of operations, changes in partners' capital and cash flows for the years ended March 31, 1996 and 1995 and for the period October 5, 1993 (date of inception) through March 31, 1994 and Boston Capital Tax Credit Fund IV L.P. - Series 20 through 25 as of March 31, 1996 and Series 20 through 23 as of March 31, 1995 and the related statements of operations, partners' capital and cash flows for the years ended March 31, 1996 and 1995 and for the period October 5, 1993 (date of inception) through March 31, 1994 for Series 20, for the period July 5, 1994 (date of inception) through March 31, 1995 for Series 21, for the period October 12, 1994 (date of inception) through March 31, 1995 for Series 22, for the period January 10, 1995 (date of inception) through March 31, 1995 for Series 23 for the period June 29, 1995 (date of inception) through March 31, 1996 for Series 24, for the period September 22, 1995 (date of inception) through March 31, 1996 for Series 25, and for the period January 18, 1996 (date of inception) through March 31, 1996 for Series 26. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain operating partnerships in which Boston Capital Tax Credit Fund IV L.P. owns a limited partnership interest. Investments in such partnerships comprise the following percentages: Total, 18% and 14% of the assets as of March 31, 1996 and 1995, respectively, and 18% and 8% of the partnership loss for the years ended March 31, 1996 and 1995, respectively; of the assets for Series 20 as of March 31, 1996 and 1995, 33% and 23%, respectively; of the partnership loss for Series 20 for the year ended March 31, 1996 and 1995, 25% and 12%, respectively; of the assets for Series 21 as of March 31, 1996 and 1995, 22% and 9%; of the partnership loss for Series 21 for the year ended March 31, 1996 and for the period July 5, 1994 (date of inception) through March 31, 1995, 0% and 1%, respectively; of the assets for Series
22 as of March 31, 1996 and 1995, 8% and 12%, respectively; of the partnership loss for Series 22 for the year ended March 31, 1996 and for the period October 12, 1994 (date of inception) through March 31, 1995, 10% and 0%, respectively; of the assets for Series 23 as of March 31, 1996 and 1995, 29% and 0%, respectively; of the partnership loss for Series 23 for the year ended March 31, 1996 and for the period January 10, 1995 (date of inception) through March 31, 1995, 34% and 0%, respectively; of the assets for Series 24 as of March 31, 1996, 7%; of the partnership loss for Series
24 for the period June 29, 1995 (date of inception) through March 31, 1996, 32%; of the assets for Series 25 as of March 31, 1996, 4%; of the partnership loss for Series 25 for the period September 22, 1995 (date of inception) through March 31, 1996, 1%; and of the assets for Series 26 as of March
31, 1996 0%, and of the partnership loss for Series 26 for the period January 18, 1996 (date of inception) through March 31, 1996, 0%. The financial state-ments of these partnerships were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to information relating to these partnerships, is based solely on the reports of the other auditors.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

       In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Capital Tax Credit Fund IV L.P. as of March 31, 1996 and 1995 and the results of its operations and its cash flows for the years ended March 31, 1996 and 1995 and for the period October 5, 1993 (date of inception) through March 31, 1994 and Boston Capital Tax Credit Fund IV L.P.Series 20 through 25 as of March 31, 1996 and Series 20 through 23 as of March 31, 1995 and the results of their operations and their cash flows for the years ended March 31, 1996 and 1995 and for the period October 5, 1993 (date of inception) through March 31, 1994 for Series 20, for the period July 5, 1994 (date of inception) through March 31, 1995 for Series 21, for the period October 12, 1994 (date of inception) through March 31, 1995 for Series 22, for the period January 10, 1995 (date of inception) through March 31, 1995 for Series 23, for the period June 29, 1995 (date of inception) through March 31, 1996 for Series 24, for the period September 22, 1995 (date of inception) through March 31, 1996, and for Series 25 for the period January 18, 1996 (date of inception) through March 31, 1996 for Series 26, in conformity with generally accepted accounting principles.

       We and other auditors have also audited the information included in the related financial statement schedules listed in Form 10-K, Item 14(a) of Boston Capital Tax Credit Fund IV L.P. - series 20 through Series 26 as of March 31, 1996. In our opinion, the schedule present fairly, in all material respects, the information required to be set forth therein, in conformity with generally accepted accounting principles.





Bethesda, Maryland
July 10, 1996

Charles Bailly & Company P.L.L.P.
Certified Public Accountants - Consultants




INDEPENDENT AUDITOR'S REPORT

To the Partners
Ashbury Apartments Limited Partnership Sioux Falls, South Dakota

We have audited the accompanying balance sheets of Ashbury Apartments Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ashbury Apartments Limited Partnership as of December 31, 1995 and 1994, and the results of its operations, the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.


Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Sioux Falls, South Dakota
January 23, 1996

THOMAS C. CUNNINGHAM, CPA PC

23 MOORE STREET
BRISTOL, VIRGINIA 24201
(703) 669-5531
(703) 669-5576 fax

INDEPENDENT AUDITOR'S REPORT

To the Partners
Bennetts Pointe Limited Partnership

I have audited the accompanying balance sheets of Bennetts Pointe Limited Partnership, FMHA Case No.: 46-035-0541643546, as of December 31, 1995 and 1994 and the related statements of operations for the year ended December 31, 1995 and for the period August 22, 1994 to December 31, 1994 and the related statements of partners' equity and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bennetts Pointe Limited Partnership, as of December 31, 1995 and 1994 and the results of its operations for the year ended December 31, 1995 and for the period August 22, 1994 to December 31, 1994, the changes in partners' equity and cash flows for the years ended December 31, 1995 and 1994 in conformity with generally accepted accounting principles.

Thomas C. Cunningham, CPA PC
Page 2

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Thomas C. Cunningham, CPA PC

Bristol, Virginia
February 15, 1996

Bob T. Robinson
Certified Public Accountant

2084 Dunbarton Drive
Jackson, Mssissippi 39216
(601)982-3875

To the Partners
Bradley Elderly, L.P.

Independent Auditor's Report

I have audited the accompanying balance sheet of Bradley Elderly, L.P. as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bradley Elderly, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


Jackson, Mississippi
January 23, 1996

Morton, Nehls & Tierney, S.C.
Certified Public Accountants and Management Advisors

Old Sauk Trails Park
8018 Excelsior Drive, Suite 200
P.O. Box 45800
Madison, Wisconsin 53744-5800
(608) 831-5831
FAX (608) 831-7067


INDEPENDENT AUDITORS' REPORT

To the Partners
Breeze Cove Limited Partnership
Madison, Wisconsin

We have audited the accompanying balance sheets of Breeze Cove Limited Partnership as of December 31, 1995 and 1994, and the related statements of income (loss), partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the fmancial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Madison, Wisconsin
January 17, 1996

Madison,  Milwaukee
Associated worldwide with Accounting Group International, In.

HOWE & ASSOCIATES, PC
CERTIFIED PUBLIC ACCOUNTANTS
104 EAST BROADWAY
COLUMBIA, MO 65203

February 8, 1996


INDEPENDENT AUDITOR'S REPORT


Partners
CLARKSVILLE ESTATES, LP

Re:  For the Years Ended December 31, 1994 and December 31, 1995

We have audited the accompanying balance sheet and the related statements of income, owners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Governmental Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.






Howe and Associates, PC

COLE, EVANS & PETERSON
Certified Public Accountants
Fifth Floor Travis Place
Post Office Drawer 1768
Shreveport, Louisiana 71166-1768
Telephone (318) 222-8367   Telecopier (318) 425-4101

M.ALTON EVANS,JR., C.P.A, PARTNER EMERITUS
WILLIAM JEFFERSON COLE, C.P.A.
A.WILLIAM PETERSON, C.P.A.
CAROL T. BARNES, C.P.A.
C.WILLIAM GERARDY, JR., C.P.A.
BARRY S. SHIPP, C.P.A.
STEVEN W. HEDGEPETH, C.P.A.
STEVEN R. BAYER, C.P.A.
GWENDOLYN H. HARJU, C.P.A.
TIMOTHY R. DURR, C.P.A.
R. STEPHEN TILLEY, C.P.A.
BAILEY B. BAYNHAM, C.P.A.
JOHN A. CASKEY, C.P.A.
ROBERT A. BUSBY, C.P.A.
JUDY E. MONCRIEF, C.P.A.
ANNE-MARIE COLE CAIN, C.P.A.
TIMOTHY W. BORST, C.P.A.
RAYNELLE H. THOMPSON, C.P.A.
BRENDA BISHOP LEACH, C.P.A.
MARY WELLS CARMODY, C.P.A.
ERIC D. SMITH, C.P.A.
PETER R. MOORE, C.P.A.
DAVID W. BULLOCK, C.P.A.

January 31, 1995

INDEPENDENT AUDITORS' REPORT
To the Partners
Coushatta Seniors II Apartments,

A Louisiana Partnership In Conunendam
Mansfield, Louisiana

We have audited the accompanying balance sheet of Coushatta Seniors II Apartments, A Louisiana Partnership In Commendam at December 31, 1994, and the related statements of income, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit

Cole, Evans & Peterson
Page 2

also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coushatta Seniors 11 Apartments, A Louisiana Partnership in Commendam at December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Cole, Evans & Peterson

FRIDUSS, LUKEE, SCHIFF & CO., P.C.
CERTIFIED PUBLIC ACCOUNTANTS
4747 WEST PETERSON AVENUE
CHICAGO, ILLINOIS 60646
(312) 7 7 7-4445
FAX (312) 777-6557

MEMBERS
AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
ILLINOIS CPA SOCIETY


INDEPENDENT AUDITOR'S REPORT


To The Partners Of
EAST DOUGLAS APARTMENTS LIMITED PARTNERSHIP (An Illinois Limited Partnership)

We have audited the accompanying balance sheets of EAST DOUGLAS APARTMENTS LIMITED PARTNERSHIP (An Illinois Limited Partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EAST DOUGLAS APARTMENTS LIMITED PARTNERSHIP as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



FRIDUSS, LUKEE, SCHIFF & CO., P.C.
Certified Public Accountants

Chicago, Illinois
May 29, 1996

GOLDEN ASSOCIATES
CERTIFIED PUBLIC ACCOUNTANTS
P.O. Box 967
769 E. Oglethorpe Hwy
Hinesville, GA 31313

Larry R. Golden, CPA
Janine D. Graham, CPA


INDEPENDENT AUDITOR'S REPORT

To The Partners
Edison Lane Limited Partnership

We have audited the accompanying balance sheets of Edison Lane Limited Partnership, as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edison Lane Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

GOLDEN ASSOCIATES
Certified Public Accountants

April 1, 1996
Hinesville, Georgia

Telephone (912) 369-7575
FAX (912) 876-8798

Members American Institute and Georgia Society of Certified Public Accountants

Coopers & Lybrand L.L.P.
a professional services firm


REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners
Evergreen Hills Associates, L.P.

We have audited the accompanying balance sheet of Evergreen Hills Associates, L.P. (A Limited Partnership) , as of December 31, 1994, and the related statements of operations and partners, capital and cash flows for the period from November 26, 1993 (date partnership was formed) through December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. we believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Evergreen Hills Associates, L.P., as of December 31, 1994, and the results of its operations, changes in partners equity and its cash flows for the period from November 26, 1993 through December 31, 1994 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 10 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




Rochester, New York
February 24, 1995



Coopers & Lybrand L.L.P., a registered limited liability partnership, is a member firm of Coopers & Lybrand (International).

GOLDEN ASSOCIATES
CERTIFIED PUBLIC ACCOUNTANTS
P.O. Box 967
769 E. Oglethorpe Hwy
Hinesville, GA 31313

Larry R. Golden, CPA
Janine D. Graham, CPA

INDEPENDENT AUDITOR'S REPORT

To The Partners
Fairoaks Lane Limited Partnership

We have audited the accompanying balance sheets of Fairoaks Lane Limited Partnership, as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairoaks Lane Limited Partnership as of December 31 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

GOLDEN ASSOCIATES

Certified Public Accountants
April 1, 1996
Hinesville, Georgia

Telephone (912) 369-7575
Fax (912) 876-8798

Members American Institute and Georgia Society of Certified Public Accountants

COLE, EVANS & PETERSON
Certified Public Accountants
Fifth Floor Travis Place
Post Office Drawer 1768
Shreveport, Louisiana 71166-1768
Telephone (318) 222-8367   Telecopier (318) 425-4101

M.ALTON EVANS,JR., C.P.A, PARTNER EMERITUS
WILLIAM JEFFERSON COLE, C.P.A.
A.WILLIAM PETERSON, C.P.A.
CAROL T. BARNES, C.P.A.
C.WILLIAM GERARDY, JR., C.P.A.
BARRY S. SHIPP, C.P.A.
STEVEN W. HEDGEPETH, C.P.A.
STEVEN R. BAYER, C.P.A.
GWENDOLYN H. HARJU, C.P.A.
TIMOTHY R. DURR, C.P.A.
R. STEPHEN TILLEY, C.P.A.
BAILEY B. BAYNHAM, C.P.A.
JOHN A. CASKEY, C.P.A.
ROBERT A. BUSBY, C.P.A.
JUDY E. MONCRIEF, C.P.A.
ANNE-MARIE COLE CAIN, C.P.A.
TIMOTHY W. BORST, C.P.A.
RAYNELLE H. THOMPSON, C.P.A.
BRENDA BISHOP LEACH, C.P.A.
MARY WELLS CARMODY, C.P.A.
ERIC D. SMITH, C.P.A.
PETER R. MOORE, C.P.A.
DAVID W. BULLOCK, C.P.A.

January 24, 1995

INDEPENDENT AUDITORS'REPORT
To the Partners
Floral Acres Apartments II,

A Louisiana Partnership in Commendam
Mansfield, Louisiana

We have audited the accompanying balance sheet of Floral Acres Apartments II, A Louisiana Partnership in Commendam at December 31, 1994, and the related statements of income, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence

COLE, EVANS & PETERSON
Certified Public Accountants
Page 2

supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Floral Acres Apartments II, A Louisiana Partnership in Commendam at December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Cole, Evans & Peterson

GOLDEN ASSOCIATES
CERTIFIED PUBLIC ACCOUNTANTS
P.O. Box 967
769 E. Oglethorpe Hwy
Hinesville, GA 31313

Larry R. Golden, CPA
Janine D. Graham, CPA


INDEPENDENT AUDITOR'S REPORT

To The Partners
Forest Glen Village Limited Partnership

We have audited the accompanying balance sheets of Forest Glen Village Limited Partnership, as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forest Glen Village Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

GOLDEN ASSOCIATES

Certified Public Accountants
April 1, 1996
Hinesville, Georgia

TELEPHONE (912) 369-7575
FAX (912) 876-8798

Members American Institute and Georgia Society of Certified Public Accountants

WAY, RAY, SHELTON & CO., P.C.
Certified Public Accountants

216 McFarland Circle North
Tuscaloosa, Alabama 35406
205/345-5860     FAX 205/345-5883

MEMBERS
AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
ALABAMA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

ROBERT S. WAY, C.P.A.
W. PAUL RAY, C,P.A.
STEVEN A. SHELTON, C.P.A.
KIMBERLY F. ELMORE, C.P.A.
STEVEN L. MITCHELL, C.P.A.
CINDY T. SAVAGE, C.P.A.
SONIA M. CHISM, C.P.A.
M. ELBERT SIMS, JR., C.P.A.
SUSAN L SPARKS, C.P.A.
MITZI H. COOGLER, C.P.A.
GLENDA T. LENAHAN, C.P.A.
C. CHIREEN ANDERSON, C.P.A.
ELIZABETH E. BATES, C.P.A.
STACEY M. SHINAS, C.P.A.
PAMELA D. SHAY, C.P.A.
LAURA W. RYAN, C.P.A.
ROGER F. BRYANT, C.P.A.
RUSSELL W. RANEY, C.P.A.

February 7, 1996

INDEPENDENT AUDITORS' REPORT

Franklinton Elderly Housing, Ltd.
P.0. Box 168
Tuscaloosa, Alabama 35402


Dear Partners:

We have audited the accompanying balance sheets of Franklinton Elderly Housing, Ltd. as of December 31, 1995 and 1994, and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

WAY, RAY, SHELTON & CO., P.C.
Certified Public Accountants
Page 2

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklinton Elderly Housing, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on Page 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Respectfully submitted,





Way, Ray, Shelton & Co., P.C.
Certified Public Accountants

COLE, EVANS & PETERSON
Certified Public Accountants
Fifth Floor Travis Place
Post Office Drawer 1768
Shreveport, Louisiana 71166-1768
Telephone (318) 222-8367   Telecopier (318) 425-4101

M.ALTON EVANS,JR., C.P.A, PARTNER EMERITUS
WILLIAM JEFFERSON COLE, C.P.A.
A.WILLIAM PETERSON, C.P.A.
CAROL T. BARNES, C.P.A.
C.WILLIAM GERARDY, JR., C.P.A.
BARRY S. SHIPP, C.P.A.
STEVEN W. HEDGEPETH, C.P.A.
STEVEN R. BAYER, C.P.A.
GWENDOLYN H. HARJU, C.P.A.
TIMOTHY R. DURR, C.P.A.
R. STEPHEN TILLEY, C.P.A.
BAILEY B. BAYNHAM, C.P.A.
JOHN A. CASKEY, C.P.A.
ROBERT A. BUSBY, C.P.A.
JUDY E. MONCRIEF, C.P.A.
ANNE-MARIE COLE CAIN, C.P.A.
TIMOTHY W. BORST, C.P.A.
RAYNELLE H. THOMPSON, C.P.A.
BRENDA BISHOP LEACH, C.P.A.
MARY WELLS CARMODY, C.P.A.
ERIC D. SMITH, C.P.A.
PETER R. MOORE, C.P.A.
DAVID W. BULLOCK, C.P.A.

January 16, 1996

INDEPENDENT AUDITORS' REPORT
To the Partners
Harrisonburg Seniors Apartments,
A Louisiana Partnership in Commendam,  Mansfield, Louisiana

We have audited the accompanying balance sheets of Harrisonburg Seniors Apartments, A Louisiana Partnership in Commendam at December 31, 1995 and December 31, 1994, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Cole, Evans & Peterson
Page 2

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harrisonburg Seniors Apartments, A Louisiana Partnership in Commendam at December 31, 1995 and December 31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Cole, Evans & Peterson

Bob T. Robinson
Certified Public Accountant

2084 Dunbarton Drive
Jackson, Mississippi 39216
(601) 982-3875

To the Partners
Northfield Apartments, L.P.

Independent Auditor's Report


I have audited the accompanying balance sheet of Northfield Apartments, L.P. as of December 31, 1995 and 1994 and the related statements of operations, partners, equity (deficit) and cash flows for years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northfield Apartments, L.P. as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basis financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Jackson, Mississippi
March 13, 1996

BERRY, DUNN, McNEIL & PARKER
CERTIFIED PUBLIC ACCOUNTANTS
MANAGEMENT CONSULTANTS

INDEPENDENT AUDITORS' REPORT

The Partners
Parkside Housing Limited Partnership

We have audited the accompanying balance sheets of Parkside Housing Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the year and period then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the fmancial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parkside Housing Limited Partnership as of December 31, 1995 and 1994, and the results of its operations, and cash flows for the year and period then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 13 and 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Portland, Maine
January 22, 1996


Offices in:
Bangor, Maine
Portland, Maine
Lebanon, New Hanpshire
Manchester, New Hampshire
COLE, EVANS & PETERSON
Certified Public Accountants
Fifth Floor Travis Place
Post Office Drawer 1768
Shreveport, Louisiana 71166-1768
Telephone (318) 222-8367   Telecopier (318) 425-4101

M.ALTON EVANS,JR., C.P.A, PARTNER EMERITUS
WILLIAM JEFFERSON COLE, C.P.A.
A.WILLIAM PETERSON, C.P.A.
CAROL T. BARNES, C.P.A.
C.WILLIAM GERARDY, JR., C.P.A.
BARRY S. SHIPP, C.P.A.
STEVEN W. HEDGEPETH, C.P.A.
STEVEN R. BAYER, C.P.A.
GWENDOLYN H. HARJU, C.P.A.
TIMOTHY R. DURR, C.P.A.
R. STEPHEN TILLEY, C.P.A.
BAILEY B. BAYNHAM, C.P.A.
JOHN A. CASKEY, C.P.A.
ROBERT A. BUSBY, C.P.A.
JUDY E. MONCRIEF, C.P.A.
ANNE-MARIE COLE CAIN, C.P.A.
TIMOTHY W. BORST, C.P.A.
RAYNELLE H. THOMPSON, C.P.A.
BRENDA BISHOP LEACH, C.P.A.
MARY WELLS CARMODY, C.P.A.
ERIC D. SMITH, C.P.A.
PETER R. MOORE, C.P.A.
DAVID W. BULLOCK, C.P.A.

January 18, 1996

INDEPENDENT AUDITORS' REPORT
To the Partners
Shady Lane Seniors Apartments,
A Louisiana Partnership In Commendam, Mansfield, Louisiana

We have audited the accompanying balance sheets of Shady Lane Seniors Apartments, A Louisiana Partnership in Commendam at December 31, 1995 and December 31, 1994, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements
are free of material misstatement.   An audit includes examining, on a test
basis, evidence supporting the amounts and disclosures in the financial

Cole, Evans & Peterson
Page 2

statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shady Lane Seniors Apartments, A Louisiana Partnership in Commendam at December 31, 1995 and December 31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 18, 1996 on our consideration of Shady Lane Seniors Apartments' internal control structure and a report dated January 18, 1996 on its compliance with laws and regulations.

Cole, Evans & Peterson

MCMILLAN, PATE & KING, L.L.P.
CERTIFIED PUBLIC ACCOUNTANTS
615 OBERLIN ROAD, SUITE 200
RALEIGH, NC 27605

INDEPENDENT AUDITORS'REPORT

Partners
Better Homes for Havelock Limited Partnership

We have audited the balance sheet of Better Homes for Havelock Limited Partnership as of December 31, 1995 and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

McMillan, Pate & Robertson, Certified Public Accountants, a North Carolina partnership, ceased business operations on February 29, 1996. In accordance with North Carolina General Statutes and the North Carolina Accountancy Rules, the Company directed its records to be transferred to McMillan, Pate & King, L.L.P., which commenced business operations on March 1, 1996. Incomplete accounting and tax services of McMillan, Pate & Robertson are being completed by McMillan, Pate & King, L.L.P.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Better Homes for Havelock Limited Partnership as of December 31, 1 995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 10 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

February 16, 1 996
and March 1, 1996

MCMELLAN, PATE & ROBERTSON
CERTIFIED PUBLIC ACCOUNTANTS'
615 OBERLIN ROAD, SUITE 200
RALEIGH, NC 27605

Independent Auditors' Report


Partners
Better Homes for Havelock Limited Partnership


We have audited the accompanying balance sheet of Better Homes for Havelock Limited Partnership as of December 31, 1994 and the related statements of net loss, partners' capital and cash flows for the period December 8, 1994 (date or organization) through December 31, 1994. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Better Homes for Havelock Limited Partnership as of December 31, 1994, and the results of its operations and its cash flows for the period December 8, 1994 through December 31, 1994 in conformity with generally accepted accounting principles.

June 20, 1995

STEINESSEN - SCHLEGEL & CO.
LIMITED LIABILITY COMPANY
CERTIFIED PUBLIC ACCOUNTANTS

Independent Auditor's Report

To the Partners
Black River Run Limited Partnership

We have audited the accompanying balance sheet of Black River Run Limited Partnership as of December 31, 1995, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting, the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black River Run Limited Partnership, as of December 31, 1995, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 13 and 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

CERTIFIED PUBLIC ACCOUNTANTS

January 17, 1996

2411 N. HILLCREST PARKWAY, P.O. BOX 810, EAU CLAIRE, WI 54702-0810 PHONE (715) 832-3425 FAX (715) 832-1665

STEINESSEN - SCHLEGEL & CO.
LIMITED LIABILITY COMPANY
CERTIFIED PUBLIC ACCOUNTANTS

Independent Auditor's Report


To the Partners
Crosby Country Apartments Limited Partnership

We have audited the accompanying balance sheet of Crosby Country Apartments Limited Partnership as of December 31, 1995, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these fl=financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crosby Country Apartments Limited partnership, as of December 31, 1995, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


CERTIFIED PUBLIC ACCOUNTANTS

June 19, 1996
2411 N. HILLCREST PARKWAY, P.O. BOX 810, EAU CLAIRE, WI 54702-0810 PHONE (715) 832-3425 FAX (715) 832-1665

GOLDEN ASSOCIATES
CERTIFIED PUBLIC ACCOUNTANTS

Larry R. Golden, CPA
Janine D. Graham, CPA

P.O. Box 967
769 E. Oglethorpe Hwy
Hinesville, GA 31313

INDEPENDENT AUDITOR'S REPORT

To The Partners
Holly Village Limited Partnership

We have audited the accompanying balance sheets of Holly Village Limited Partnership, as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holly Village Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

GOLDEN ASSOCIATES
Certified Public Accountants

April 1, 1996
Hinesville, Georgia

Oscar N. Harris & Associates, P.A
Certified Public Accountants

OSCAR N. HARRIS, C.P.A
SHERRY S. JOITNSON, C.P.A.
KENNETH E. MILTON, C.P.A.
MARLA L. TKRT, C.P.A.
DARLENE LANGSTON, C.P.A
CONNIE P. STANCIL, C.P.A.

MEMBERS:
AMERICAN INSTITUTE OF
CERTIFIED PUBLIC ACCOUNTANTS

NORTH CAROLINA ASSOCIATION OF
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Partners of
Liveoak Village Limited Partnership
Charlotte, North Carolina

We have audited the balance sheet of Liveoak Village Limited Partnership
(an Alabama Limited Partnership) as of December 31, 1995, and the related statements of partners' capital, income, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards (1988 Revision) issued by the Comptroller General of the United States, and the audit programs provided by the U.S. Department of Agriculture-Farmers Home Administration (December 1989 Revision) issued by the Office of Inspector General. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liveoak Village Limited Partnership as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Oscar N. Harris & Associates, P.A
Certified Public Accountants
page 2


our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule "1" on page 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Certified Public Accountants
February 15, 1996
100 EAST CUMBERLAND STREET, P.O. BOX 578, DUNN, N.C. (910) 892-1021 FAX (910)892-6084

RANKIN, RANKIN & COMPANY
Certified Public Accountants

Lookout Corporate Center
1717 Dixie Highway, Suite 600
Ft Wright, Kentucky 41011

Tel 606/331-5000

INDEPENDENT AUDITOR'S REPORT

To the Partners
Lookout Ridge Limited Partnership

We have audited the accompanying balance sheets of Lookout Ridge Limited Partnership as of December 31, 1995, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express and opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standard require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lookout Ridge Limited Partnership as of December 31, 1995, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 and 10 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statement and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

RANKIN, RANKIN & COMPANY
Ft.  Wright, Kentucky
April 24,1996

STEINESSEN - SCHLEGEL & CO.
LIMITED LIABILITY COMPANY

CERTIFIED PUBLIC ACCOUNTANTS

Independent Auditor's Report

To the Partners
Pinedale II Limited Partnership

We have audited the accompanying balance sheet of Pinedale II Limited Partnership as of December 31, 1995, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the finanancial position of Pinedale II Limited Partnership, as of December 31, 1995, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic finanancial statements taken as a whole. The supplemental information on pages 13 and 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

CERTIFIED PUBLIC ACCOUNTANTS

January 16, 1996


2411 N.HILLCREST PARKWAY, P.O. BOX 810, EAU CLAIRE, WI 54702-0810
PHONE (715) 832-3425 / FAX (715) 832-1665

STEINESSEN - SCHLEGEL & Co.
LIMITED LIABILITY COMPANY

Certified Public Accountants

independent Auditors Report


To the Partners
Pumphouse Crossing II Limited Partnership

We have audited the accompanying balance sheet of Pumphouse Crossing II Limited Partnership as of December 31, 1995, and the related statements of operations, partners' equity, and cash flows for the year then ended. These finanancial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the finanancial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the finanancial position of Pumphouse Crossing II Limited Partnership, as of December 31, 1995, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 13 and 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic finanancial statements taken as a whole.

CERTIFIED PUBLIC ACCOUNTANTS

January 17, 1996

2411 N. HILLCREST PARKWAY, P.O. BOX 810, EAU CLAIRE, WL 54702-0810 PHONE (715) 832-3425 / FAX (715) 832-1665

OSCAR N. HARRIS & ASSOCIATES, P.A.
Certified Public Accountants

OSCAR N. HARRIS, C.P.A.
SHERRY S. JOHNSON, C.P.A
KENNETH E. MILTON, C.P.A.
MARLA L. TART, C.P.A.

MEMBERS:
AMERICAN INSTITUTE OF
CERTIFIED PUBLIC ACCOUNTANTS

NORTH CAROLINA ASSOCIATION OF
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS REPORT

To the Partners of
Liveoak village Limited Partnership
Charlotte, North Carolina

We have audited the accompanying balance sheet of Liveoak Village Limited Partnership as of December 31, 1994. This financial statement is the responsibility of the Partnership's management. our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Liveoak Village Limited Partnership as of December 31, 1994, in conformity with generally accepted accounting principles.

Certified Public Accountants
June 30, 1995

                             TAMA AND BUDAJ, P.C.
                        Certified Public Accountants
                             32783 MIDDLEBELT ROAD
                    FARMINGTON HILLS, MICHIGAN 48334-1726
                               (810) 626-3800
                           FAX NO. (810) 626-2276

ELY TAMA CPA*
JEFFREY F. BUDA.J, CPA

BARTON A. LOWEN. CPA
EMIL A. RAAB. CPA
DIANE L ISAACS. CPA
JONATHON M. SHELDEN. CPA
JOHN W. WEIPERT. CPA

*ALSO LICENSED IN FLORIDA AND
SOUTH CAROLINA

MEMBERS
AMERICAN INSTITUTE OF
CERTIFIED PUBLIC ACCOUNTANTS

MICHIGAN ASSOCIATION OF
CERTIFIED PUBLIC ACCOUNTANTS

FLORIDA INSTITUTE OF
CERTIFIED PUBLIC ACCOUNTANTS

SOUTH CAROLINA ASSOCIATION OF
CERTIFIED PUBLIC ACCOUNTANTS

Independent Auditor's Report

To the Partners of
Clarendon Court Limited Partnership

We have audited the accompanying balance sheet of CLARENDON COURT LIMITED PARTNERSHIP as of December 31, 1995, and the related statements of operations, changes in partners' equity (deficit) and cash flows - project operations for the period March 29, 1995 (date operational) to December 31, 1995. These financial statements are the responsibility of the general partner and management of the partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that w plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
TAMA AND BUDAJ, P.C.
Certified Public Accountants
Page 2

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of CLARENDON COURT LIMITED PARTNERSHIP, as of December 31, 1995, and the results of its operations and its cash flows for the period March 29, 1995 (date operational) to December
31. 1995 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data on pages 10 through 17 inclusive has been subjected to the auditing procedures applied in the examination of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We have also reviewed internal accounting controls and compliance with laws and regulations and have rendered our reports thereon on pages 18 through 20.

TAMA AND BUDAJ , P.C.

Farmington Hills, Michigan
March 2, 1996

STEINESSEN - SCHLEGEL & CO.
LIMITED LIABILITY COMPANY

CERTIFIED PUBLIC ACCOUNTANTS

Independent Auditor's Report

To the Partners
Crosby Country Apartments Limited Partnership

We have audited the accompanying balance sheet of Crosby Country apartments Limited Partnership as of December 31, 1995, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall @financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crosby Country Apartments Limited Partnership, as of December 31, 1995, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

CERTIFIED PUBLIC ACCOUNTANTS
June 19, 1996

2411 N.HILLCREST PARKWAY, P.O. BOX 810, EAU CLAIRE, WI 54702-0810
PHONE (715) 832-3425 / FAX (715) 832-1665

EHRHARDT KEEFE STEINER & HOTTMAN PC
CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS

INDEPENDENT AUDITORS REPORT


To the Partners
Kimbark 1200 Associates, Limited Partnership

We have audited the accompanying balance sheet of Kimbark 1200 Associates, Limited Partnership as of December 31, 1995, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kimbark 1200 Associates, Limited Partnership as of December 31, 1995, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 14 and 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Hottman PC
January 29, 1996
Denver, Colorado

7979. Tufts Avenue, Suite 400 Denver.  Colorado 80237-2843
303 740-9400 Fax 303 740-9009

Member of DFK International and PKF International - providing Services in Cities Worldwide

Tom Mechsner
Certified Public Accountant
2200 E. Sunshine, Suite 360
Springfield, Missouri a8O4

(417) 882-4303

INDEPENDENT AUDITOR'S REPORT

To the Partners
Lost Tree Limited Partnership

We have audited the accompanying balance sheets of Lost Tree Limited Partnership as of December 31, 1995, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

we conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing ,the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lost Tree Limited Partnership as of December 31, 1995, and the results of its operations, changes in partners' equity (deficit) and cash flows for the year then ended in conformity with generally accepted accounting principles.

our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 15 and 16 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Tom Mechsner
Certified Public Accountant
March 18, 1996

Matthews, Hearon & Cutrer
CERTIFIED PUBLIC ACCOUNTANTS

J. Erik Heaton, CPA
Brett C. Matthew, CPA
J. Raleigh Cutter, CPA
Charles R. Lindsay, Jr., CPA

Jesse P. Matthew, Jr., CPA
Louise H. Lyell, CPA
Elizabeth Hulen Barr, CPA
A. Joseph Tommasini. CPA

Members
American Institute of
Certified Public Accountants
Private Companies Practice Section

Mississippi Society of
Certified Public Accountants

National Litigation
Support Services Association

INDEPENDENT AUDITOR'S REPORT

To the Partners
Philadelphia Housing II, Limited Partnership
Philadelphia, Mississippi

We have audited the accompanying balance sheet of Philadelphia Housing II, Limited Partnership (a Mississippi limited partnership), FMHA Project No. 28-050-640808922 as of December 31, 1995, and the related statement of operations, partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Philadelphia Housing II, Limited Partnership, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.
Matthews, Hearon & Cutrer
CERTIFIED PUBLIC ACCOUNTANTS
Page 2

Our audit was made for the purposes of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. We have prepared the Multiple Family Housing Borrower Balance Sheet (FMRA Form 1930-8) and Column (2) of Parts II, II and III of the Multiple Family Housing Project Budget (FMHA Form 1930-7). Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Jackson, Mississippi
February 28, 1996

  633 North State Street - Suite 607 - Jackson, Mississippi 39202-3306
           Telephone (601) 355-9266 - Facsimile (601) 352-6826

                          HOWE & ASSOCIATES, PC
                      CERTIFIED PUBLIC ACCOUNTANTS
                            104 EAST BROADWAY
                           COLUMBIA, MO 65203

                             March 12, 1995


                       INDEPENDENT AUDITORS REPORT



Partners

RICHMOND-HARDIN, LP
Re: For the Year Ended December 31, 1994

We have audited the accompanying balance sheet for the year then ended. This financial statement is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of the Partnership for the year then ended in conformity with generally accepted accounting principles.

Howe and Associates, PC

                         HOWE & ASSOCIATES, PC
                      CERTIFIED PUBLIC ACCOUNTANTS

                            104 EAST BROADWAY
                            COLUMBIA, MO 65203

                            March 12, 1995

                       INDEPENDENT AUDITORS REPORT



Partners
TROY VILLA, LP
Re: For the Year Ended December 31, 1994

We have audited the accompanying balance sheet for the year then ended. This financial statement is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of the Partnership for the year then ended in conformity with generally accepted accounting principles.

Howe and Associates, PC

TAMA AND BUDAJ, P.C.
Certified Public Accountants
32783 MIDDLEBELT ROAD
FARMINGTON HILLS, MICHIGAN 48334-1726
(810) 626-3800
FAX NO. (810) 626-2276

ELY TAMA CPA*
JEFFREY F. BUDA.J, CPA
BARTON A. LOWEN. CPA
EMIL A. RAAB. CPA
DIANE L ISAACS. CPA
JONATHON M. SHELDEN. CPA
JOHN W. WEIPERT. CPA
*ALSO LICENSED IN FLORIDA AND
SOUTH CAROLINA

MEMBERS
AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
MICHIGAN ASSOCIATION OF CERTIFIED PUBLIC ACCOUNTANTS
FLORIDA INSTITUTE OFCERTIFIED PUBLIC ACCOUNTANTS
SOUTH CAROLINA ASSOCIATION OF CERTIFIED PUBLIC ACCOUNTANTS

Independent Auditor's Report
- ----------------------------
To the Partners of
Clarendon Court Limited Partnership

We have audited the accompanying balance sheet of CLARENDON COURT LIMITED PARTNERSHIP (a South Carolina limited partnership in the development stage), as of December 31, 1994. This financial statement is the responsibility of the general partner and management of the partnership. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above present fairly in all material respects, the financial position of CLARENDON COURT LIMITED PARTNERSHIP (a South Carolina limited partnership in the development stage), as of December 31, 1994, in conformity with generally accepted accounting principles.

TAMA AND BUDAJ, P.C.
Farmington Hills, Michigan
March 29, 1995

MARGOLIN, WINER & EVENS
Certified Public Accountants
Established 1946

400 Garden City Plaza
Garden City, New York 11530-3317
Tel: (516) 747-2000
Fax: (516) 747-6707

REPORT OF INDEPENDENT ACCOUNTANTS
- ---------------------------------
Partners
Colonna Redevelopment Company L.P.
Hempstead, New York

We have audited the balance sheets of Colonna Redevelopment Company L.P.(a New York Limited Partnership) (the "Partnership") as of December 31, 1995, and the related statements of operations, cash flows and partners' equity for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colonna Redevelopment Company L.P. as of December 31, 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

February 28, 1996, except for Notes 5 and 12, as to which the dates are March 27, 1996 and March 13, 1996, respectively
AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS, SEC PRACTICE SECTION AND PRIVATE COMPANIES PRACTICE SECTION
CPA ASSOCIATES INTERNATIONAL, INC. WITH OFFICES IN PRINCIPAL U.S. AND INTERNATIONAL CITIES
TOM MECHSNER
Certified Public Accountant
2200 E. Sunshine, Suite 360
Springfield, Missouri 65804
(417) 882-4303

INDEPENDENT AUDITOR'S REPORT
- ----------------------------

To the Partners
Halls Ferry Apartments, L.P.

We have audited the accompanying balance sheets of Halls Ferry Apartments, L.P. as of December 31, 1995, and the related statements of operations, cash flows and partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Halls Ferry Apartments, L.P. as of December 31, 1995, and the results of its operations, changes in partners' equiaty (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

Tom Mechsner
Certified Public Accountant
May 23, 1996

NOVOGRADAC & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS

ATLANTA
LOS ANGELES
PORTLAND
SAN FRANCISCO

MICHAEL J. NOVOAGRADAC
RICHARD B HUTCHINS
JONE E. KRABBENSCHMIDT
HARRY ABRAM
WALTER C. McGILL,JR.
SCOTT J. HUBBARD
STEPHEN B.TRACY


INDEPENDENT AUDITORS' REPORT
- ----------------------------

To the General Partner
Village Woods Estates, L.P., A Kansas Limited Partnership

We have audited the accompanying balance sheet of Village Woods Estates, L.P., A Kansas Limited Partnership, as of December 31, 1995, and the related statements of net loss, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Village Woods Estates, L.P. as of December 31, 1995, and its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Los Angeles, California
May 30, 1996

1900 Avenue of the Stars
Suite 2820
Los Angeles, California 90067
Telephone (310) 284-7040
Facsimile (310) 284-7044
YORK, DILLINGHAM & COMPANY, PLLC
Certified Public Accountants
P.O. Box 551
1708 Alpine Drive
Columbia, Tennessee 38402-0551
Telephone (615) 388-0517
Fax (615) 381-3440

Branch Offices:
219 N. Miltary Ave
Lawrence, TN
Telephone (615) 762-6877

147 Linden Hwy
Centerville, TN
Telephone (615) 729-3229

120 N. Second St.
Pulaski, TN
(615) 424-9063

Larry W. York
John M. Dillingham

MEMBERS
- -------
AMERICAN INSTITUTE OF CPA'S
TENNESSEE SOCIETY OF CPA'S

INDEPENDENT AUDITORS' REPORT
- ----------------------------

To the Partners
Brownsville Associates, Limited

We have audited the accompanying balance sheet of Brownsville Associates, Limited (a Tennessee limited partnership) d/b/a Brownsville Village Apartments, FMHA Project No: 48-038-621467876, as of December 31, 1995 and the related statement of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

YORK, DILLINGHAM & COMPANY, PLLC
Page 2

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brownsville Village Associates, Limited (a Tennessee limited partnership) d/b/a Brownsville Village Apartments, FmHA Project No.: 48-038-621467876, as of December 31, 1995, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Columbia, Tennessee
March 22, 1996

YORK, DILLINGHAM & COMPANY, PLLC
Certified Public Accountants
P.O. Box 551
1708 Alpine Drive
Columbia, Tennessee 38402-0551
Telephone (615) 388-0517
Fax (615) 381-3440

Branch Offices:
219 N. Miltary Ave
Lawrence, TN
Telephone (615) 762-6877

147 Linden Hwy
Centerville, TN
Telephone (615) 729-3229

120 N. Second St.
Pulaski, TN
(615) 424-9063

Larry W. York
John M. Dillingham

MEMBERS
- -------
AMERICAN INSTITUTE OF CPA'S
TENNESSEE SOCIETY OF CPA'S

INDEPENDENT AUDITORS' REPORT
- ----------------------------

To the Partners
Stanton Assoicates, Limited

We have audited the accompanying balance sheet of Stanton Associates, Limited (a Tennessee limited partnership) d/b/a Stanton Village Apartments, FMHA Project No: 48-038-621542356, as of December 31, 1995 and the related statement of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

YORK, DILLINGHAM & COMPANY, PLLC
Page 2

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stanton Associates, Limited (a Tennessee limited partnership) d/b/a Stanton Village Apartments, FmHA Project No.: 48-038-621542356, as of December 31, 1995, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Columbia, Tennessee
March 19, 1996

DURANT, SCHRAIBMAN & LINDSAY
Certified Public Accountants

INDEPENDENT ACCOUNTANTS' REPORT
- -------------------------------
To the Partners
New Hilltop Apartments, A Limited Partnership
Columbia, South Carolina

We have audited the accompanying balance sheet of New Hiltop Apartments, Limited Partnership (a South Carolina Limited Partnership), as of December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Hilltop Apartments, A Limited Partnership, as of December 31, 1995, and the results of its operations and its cash flows from November 8, 1995 to December 31, 1995, in conformity with generally accepted accounting principles.

February 6, 1996



4408 Forest Drive, Third Floor
Columbia, South Carolina 29206
Telephone 803-790-0020
Fax 803-790-0011

PATRICK M. De SIO, Ltd.
Certified Public Accountants



INDEPENDENT AUDITORS' REPORT

To the Partners
LeRoy Housing Limited Partnership

     We have audited the accompanying Balance Sheet of LeRoy Housing Limited Partnership as of December 31, 1995, and the related statement of operations, Partners' Equity (Deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's Management. Our responsibility is to express an opinion on these financial statements based in our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LeRoy Housing Limited Partnership as of December 31, 1995, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

June 26, 1996



Patrick M. De Sio, Ltd.
Certified Public Accountants

YEO & YEO

INDEPENDENT AUDITOR'S REPORT

To the Partners
Ithaca I Limited Partnership
Ithaca, Michigan

We have audited the accompanying balance sheet of Ithaca I Limited Partnership FmHA Project No. 26-029-383119117 as of December 31, 1995 and the related statements of income, partners' equity and cash flows for the year ending December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In accordance with Government Auditing Standards, we have also issued a report dated March 20, 1996 on our consideration of Ithaca I Limited Partnership's internal control structure and a report dated March 20, 1996 on its compliance with laws and regulations.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ithaca I Limited Partnership as of December 31, 1995, and the results of its operations its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information is presented on pages 11 through 17 is presented for purposed of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


CERTIFIED PUBLIC ACCOUNTANTS
March 20, 1996

YEO & YEO P.C.
Certified Public Accountants
5021 West St. Joseph Hwy.
Lansing, MI 48917
(517) 323-9500
GORACKE & WILCOX, P.C.
Certified Public Accountants

5010 South 118th Street
Suite 100
Omaha, Nebraska 68317

Virgil J. Goracke, CPA
Michael E. Wilcox, CPA
Chris E. Ritterbush, CPA
Douglas A. Goracke, CPA
John S. Binderup, CPA

INDEPENDENT AUDITORS' REPORT

To the Partners
South Hills Apartments, L.P.

We have audited the accompanying balance sheets of South Hill Apartments, L.P. as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the year ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Hill Apartments, L.P. as of December 31, 1995 and 1994, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information is on page 14 is presented for purposed of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


GORACKE & WILCOX, P.C.
March 18, 1996

CONSIDINE & CONSIDINE

To the Partners
Sacramento SRO Limited Partnership
A California Limited Partnership
600 West Broadway, #1070
San Diego, CA  92101

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheet of Sacramento SRO Limited Partnership, as of December 31, 1995, and the related statements of earnings and partners' capital for the year ended December 31, 1995 and statement of cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sacramento SRO Limited Partnership, as of December 31, 1995, and the results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.


CONSIDINE & CONSIDINE
An Accountancy Corporation

June 17, 1996

Certified Public Accountants
Member of AICPA

1501 Fifth Avenue, Suite 400
San Diego, CA 92101-3202
(619) 231-1977
(619) 231-8244 FAX

STIENESSEN, SCHLEGEL & CO.
Limited Liability Company
Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

To the Partners
Crow River Apartments Limited Partnership

We have audited the accompanying balance sheet of Crow River Limited Partnership, as of December 31, 1995, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crow River Apartments Limited Partnership, as of December 31, 1995 and 1994, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information is on page 13 is presented for purposed of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

CERTIFIED PUBLIC ACCOUNTANTS

June 10, 1996

2411 N. Hillcrest Parkway
P.O. Box 810
Eau Claire, WI 54702-0810
Phone (715) 832-3425
Fax   (715) 832-1665

JCCS

Junkermier * Clark
Campanella * Stevens * P.C.
Certified Public Accountants

Ward F. Junkermier, CPA
George L. Campanella, CPA
Rick A. Frost, CPA
Robert E. Nebel, CPA
Joseph F. Shevlin, CPA
Ronald A. Taylor, CPA
Terry L. Alborn, CPA
Walter J. Kero, CPA
Jerry L. Lehman, CPA
Daniel J. Konen, CPA
James V. Galipeau, CPA
Robert E. Geis, CPA
Daniel J. Eigeman, CPA
Gerald L. Hanson, CPA
Joseph S. Adney, CPA

Sandstone Village Limited Partnership
Great Falls, Montana

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheet of Sandstone Village
Limited Partnership as of December 31, 1995 and the related statements of income and partners' capital and cash flows for the two month period then ended. These financial statements are the responsibility of the management of the Sandstone Village Limited Partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sandstone Village Limited Partnership as of December 31, 1995, and the results of its operations and its cash flows for the two month period then ended in conformity with generally accepted accounting principles.


Junkermier, Clark, Campanella & Stevens, P.C.
Great Falls, Montana
February 3, 1996

              Boston Capital Tax Credit Fund IV L.P.
                          BALANCE SHEETS
                     March 31, 1996 and 1995
                                                           Total
                                                    ------------------
                                                       1996        1995
                                                       ----        ----
                              ASSETS
INVESTMENTS IN OPERATING
  LIMITED PARTNERSHIPS (notes A and C)         $111,836,578  $ 73,399,017

OTHER ASSETS
  Cash and cash equivalents
    (notes A, H and I)                           19,454,787     9,627,086
  Investments available-for-sale
    (notes A and G)                              18,461,158     3,688,139
  Notes receivable (note D)                      14,869,904     8,161,953
  Prepaid expenses                                    6,211         2,020
  Deferred acquisition costs (notes A and C)      3,989,558       759,213
  Organization costs, net of
    accumulated amortization (note A)               388,935       282,529
  Other assets (note E)                          11,054,807     6,127,072
                                                -----------   -----------
                                               $180,061,938  $102,047,029
                                                ===========   ===========

                LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Accounts payable and accrued expenses        $    323,763$       82,702
  Syndication costs payable                         311,359       200,990
  Accounts payable - affiliates (note B)            481,404        36,449
  Capital contributions payable (note C)         34,424,761    25,261,582
                                                -----------   -----------
                                                 35,541,287    25,581,723
                                                -----------   -----------
PARTNERS' CAPITAL (note A)
  Assignor limited partner
    Units of limited partnership interest consisting of
      30,000,000 authorized beneficial assignee
      certificates (BAC's), $10 stated value per BAC,
      17,851,114 and 9,226,600 at March 31, 1996 and 1995
      are issued and outstanding to the assignees         -             -
  Assignees
    Units of beneficial interest of the limited
      partnership interest of the assignor limited
      partner, 17,851,114 and 9,226,600 at
      March 31, 1996 and 1995 issued and
      outstanding                               144,569,903    76,472,015
  General Partner                                   (76,226)      (13,380)
  Unrealized gain on securities available
    for sale, net                                    26,974         6,671
                                                -----------   -----------
                                                144,520,651    76,465,306
                                                -----------   -----------
                                               $180,061,938  $102,047,029
                                                ===========   ===========

Series 24, 25 and 26 were not formed until after March 31, 1995, therefore no comparative information has been included.
                           (continued)

              Boston Capital Tax Credit Fund IV L.P.
                    BALANCE SHEETS - CONTINUED
                     March 31, 1996 and 1995

                                                           Series 20
                                                           ---------
                                                        1996       1995
                                                        ----       ----
                              ASSETS

INVESTMENTS IN OPERATING
  LIMITED PARTNERSHIPS (notes A and C)           $28,849,038  $31,712,439

OTHER ASSETS
  Cash and cash equivalents (notes A, H and I)     1,306,675    3,453,823
  Investments available-for-sale (notes A and G)     711,761    1,843,526
  Notes receivable (note D)                        1,808,615    1,267,865
  Prepaid expenses                                     4,163        2,020
  Deferred acquisition costs (notes A and C)          98,231      154,618
  Organization costs, net of
    accumulated amortization (note A)                 80,461      103,746
  Other assets (note E)                              341,307    1,350,152
                                                  ----------   ----------
                                                 $33,200,251  $39,888,189
                                                  ==========   ==========

                LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Accounts payable and accrued expenses          $         -  $         -
  Syndication costs payable                                -            -
  Accounts payable - affiliates (note B)             194,678        8,312
  Capital contributions payable (note C)           3,873,666    8,067,480
                                                  ----------   ----------
                                                   4,068,344    8,075,792
                                                  ----------   ----------
PARTNERS' CAPITAL (note A)
  Assignor limited partner
    Units of limited partnership interest consisting of
      30,000,000 authorized beneficial assignee certificates
      (BAC's), $10 stated value per BAC, 3,866,700 at
      March 31, 1996 and 1995 are issued and
      outstanding to the assignees                         -            -
  Assignees
    Units of beneficial interest of the limited partnership
      interest of the assignor limited partner,
      3,866,700 at March 31, 1996 and 1995,
      issued and outstanding                      29,171,047   31,815,724
  General Partner                                    (39,248)      (8,094)
  Unrealized gain (loss) on securities available
    for sale, net                                        108        4,767
                                                  ----------   ----------
                                                  29,131,907   31,812,397
                                                  ----------   ----------
                                                 $33,200,251  $39,888,189
                                                  ==========   ==========

Series 24, 25 and 26 were not formed until after March 31, 1995, therefore no comparative information has been included.

                           (continued)

              Boston Capital Tax Credit Fund IV L.P.
                    BALANCE SHEETS - CONTINUED
                     March 31, 1996 and 1995

                                                           Series 21
                                                           ---------
                                                       1996        1995
                                                       ----        ----
                              ASSETS

INVESTMENTS IN OPERATING
  LIMITED PARTNERSHIPS (notes A and C)           $14,407,266  $15,518,396

OTHER ASSETS
  Cash and cash equivalents (notes A, H and I)     1,398,907    1,697,368
  Investments available-for-sale (notes A and G)     479,502    1,844,613
  Notes receivable (note D)                          321,165      854,946
  Prepaid expenses                                         -            -
  Deferred acquisition costs (notes A and C)           7,785       37,750
  Organization costs, net of
    accumulated amortization (note A)                 50,438       67,406
  Other assets (note E)                              228,554      992,289
                                                  ----------   ----------
                                                 $16,893,617  $21,012,768
                                                  ==========   ==========

                LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Accounts payable and accrued expenses          $         -  $    18,735
  Syndication costs payable                                -            -
  Accounts payable - affiliates (note B)             146,150        1,462
  Capital contributions payable (note C)           2,042,344    5,504,010
                                                  ----------   ----------

                                                   2,188,494    5,524,207
                                                  ----------   ----------
PARTNERS' CAPITAL (note A)
  Assignor limited partner
    Units of limited partnership interest con-
      sisting of 30,000,000 authorized benefi-
      cial assignee certificates (BAC's), $10
      stated value per BAC, 1,892,700 at March
      31, 1996 and 1995 are issued and
      outstanding to the assignees                         -            -
  Assignees
    Units of beneficial interest of the limit-
      ed partnership interest of the assignor
      limited partner, 1,892,700 at March 31,
      1996 and 1995, issued and outstanding       14,719,259   15,490,510
  General Partner                                    (14,909)      (3,853)
  Unrealized gain (loss) on securities avail-
    able for sale, net                                   773        1,904
                                                  ----------   ----------
                                                  14,705,123   15,488,561
                                                  ----------   ----------
                                                 $16,893,617  $21,012,768
                                                  ==========   ==========
Series 24, 25 and 26 were not formed until after March 31, 1995, therefore no comparative information has been included.
                           (continued)

              Boston Capital Tax Credit Fund IV L.P.
                    BALANCE SHEETS - CONTINUED
                     March 31, 1996 and 1995

                                                           Series 22
                                                           ---------
                                                       1996        1995
                                                       ----        ----
                              ASSETS

INVESTMENTS IN OPERATING
  LIMITED PARTNERSHIPS (notes A and C)           $19,895,333  $20,202,783

OTHER ASSETS
  Cash and cash equivalents (notes A, H and I)     1,686,347    3,002,412
  Investments available-for-sale (notes A and G)     454,939            -
  Notes receivable (note D)                        3,709,286    4,259,063
  Prepaid expenses                                         -            -
  Deferred acquisition costs (note A)                169,557      353,055
  Organization costs, net of
    accumulated amortization (notes A and C)          47,308       54,510
  Other assets (note E)                              810,720    3,308,018
                                                  ----------   ----------
                                                 $26,773,490  $31,179,841
                                                  ==========   ==========

                LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Accounts payable and accrued expenses          $     1,199  $     4,012
  Syndication costs payable                                -            -
  Accounts payable - affiliates (note B)              46,722        8,164
  Capital contributions payable (note C)           6,337,752    9,494,281
                                                  ----------   ----------
                                                   6,385,673    9,506,457
                                                  ----------   ----------
PARTNERS' CAPITAL (note A)
  Assignor limited partner
    Units of limited partnership interest consisting of
      30,000,000 authorized beneficial assignee certificates
      (BAC's), $10 stated value per BAC, 2,564,400 at
      March 31, 1996 and 1995 are issued and
      outstanding to the assignees                         -            -
  Assignees
    Units of beneficial interest of the limited partnership
      interest of the assignor limited partner,
      2,564,400 at March 31, 1996 and 1995
      issued and outstanding                      20,402,204   21,674,727
  General Partner                                    (15,211)      (1,343)
  Unrealized gain (loss) on securities available
    for sale, net                                        824            -
                                                  ----------   ----------
                                                  20,387,817   21,673,384
                                                  ----------   ----------
                                                 $26,773,490  $31,179,841
                                                  ==========   ==========

Series 24, 25 and 26 were not formed until after March 31, 1995, therefore no comparative information has been included.

                           (continued)

              Boston Capital Tax Credit Fund IV L.P.
                    BALANCE SHEETS - CONTINUED
                     March 31, 1996 and 1995

                                                           Series 23
                                                           ---------
                                                       1996        1995
                                                       ----        ----
                              ASSETS

INVESTMENTS IN OPERATING
  LIMITED PARTNERSHIPS (notes A and C)            $27,189,858  $5,965,399

OTHER ASSETS
  Cash and cash equivalents (notes A, H and I)      1,313,618   1,473,483
  Investments available-for-sale (notes A and G)    5,008,744           -
  Notes receivable (note D)                         3,902,391   1,780,079
  Prepaid expenses                                      2,048           -
  Deferred acquisition costs (notes A and C)          210,876     213,790
  Organization costs, net of
    accumulated amortization (note A)                  56,150      56,867
  Other assets (note E)                               859,400     476,613
                                                   ----------   ---------
                                                  $38,543,085  $9,966,231
                                                   ==========   =========

                LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Accounts payable and accrued expenses           $         -  $   59,955
  Syndication costs payable                                 -     200,990
  Accounts payable - affiliates (note B)                9,383      18,511
  Capital contributions payable (note C)           10,597,676   2,195,811
                                                   ----------   ---------
                                                   10,607,059   2,475,267
                                                   ----------   ---------
PARTNERS' CAPITAL (note A)
  Assignor limited partner
  Units of limited partnership interest consisting of
  30,000,000 authorized beneficial assignee certificates
  (BAC's), $10 stated value per BAC, 3,336,727 and 902,800
  at March 31, 1996 and 1995 are issued and outstanding
  to the assignees                                          -           -
  Assignees
   Units of beneficial interest of the limited partnership
   interest of the assignor limited partner, 3,336,727
   and 902,800 at March 31, 1996 and 1995 issued and
   outstanding                                     27,934,947   7,491,054
  General Partner                                      (5,552)        (90)
  Unrealized gain (loss) on securities available
    for sale, net                                       6,631           -
                                                   ----------   ---------
                                                   27,936,026   7,490,964
                                                   ----------   ---------
                                                  $38,543,085  $9,966,231
                                                   ==========   =========


Series 24, 25 and 26 were not formed until after March 31, 1995, therefore no comparative information has been included.

                           (continued)

              Boston Capital Tax Credit Fund IV L.P.
                    BALANCE SHEETS - CONTINUED
                     March 31, 1996 and 1995
                                           Series 24   Series 25   Series 26
                                           ---------   ---------   ---------
                                             1996        1996       1996
                                             ----        ----       ----
                              ASSETS
INVESTMENTS IN OPERATING
  LIMITED PARTNERSHIPS(notes A and C)    $10,012,941 $ 7,863,180 $ 3,618,962

OTHER ASSETS
  Cash and cash equivalents
    (notes A, H and I)                     4,796,487   7,307,862   1,644,891
  Investments available-for-sale
    (notes A and G)                        2,939,231   7,981,391     885,590
  Notes receivable (note D)                1,800,402   1,924,960   1,403,085
  Prepaid expenses                                 -           -           -
  Deferred acquisition costs
    (notes A and C)                          961,514   1,902,287     639,308
  Organization costs, net of
    accumulated amortization (note A)         58,409      49,818      46,351
  Other assets (note E)                    2,131,218   3,686,254   2,997,354
                                          ----------  ----------  ----------
                                         $22,700,202 $30,715,752 $11,235,541
                                          ==========  ==========  ==========
                LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
  Accounts payable and accrued expenses $    236,334 $       591 $    85,639
  Syndication costs payable                        -           -     301,976
  Accounts payable - affiliates (note B)      33,597       1,459      58,798
  Capital contributions payable
    (note C)                               4,039,833   4,911,886   2,621,604
                                         -----------  ----------  ----------
                                           4,309,764   4,913,936   3,068,017
                                         -----------  ----------  ----------
PARTNERS' CAPITAL (note A)
  Assignor limited partner
  Units of limited partnership interest
  consisting of 30,000,000 authorized
  beneficial assignee certificates (BAC's),
  $10 stated value per BAC, 2,169,878 for
  Series 24, 3,026,109 for Series 25 and 9
  94,600 for Series 26 at March 31, 1996
  are issued and outstanding to the assignees      -           -           -
Assignees
  Units of beneficial interest of the limited
  partnership interest of the assignor limited
  partner, 2,169,878 for Series 24, 3,026,109
  for Series 25 and 994,600 for Series 26 at
  March 31, 1996, issued and outstanding  18,387,332  25,788,647   8,166,467
  General Partner                             (1,439)        405        (272)
  Unrealized gain (loss) on securities
    available for sale, net                    4,545      12,764       1,329
                                          ----------  ----------  ----------
                                          18,390,438  25,801,816   8,167,524
                                          ----------  ----------  ----------
                                         $22,700,202 $30,715,752 $11,235,541
                                          ==========  ==========  ==========
Series 24, 25 and 26 were not formed until after March 31, 1995, therefore no comparative information has been included.
                See notes to financial statements

              Boston Capital Tax Credit Fund IV L.P.

                     STATEMENTS OF OPERATIONS

                                                     Total
                                       ------------------------------------
                                                                   Period
                                                             October 5, 1993
                                                                 (date of
                                                                inception)
                                      Year ended   Year ended     through
                                  March 31, 1996 March 31, 1995 March 31,1994
                                  -------------- -------------- -------------
Income
  Interest income                    $ 1,027,956  $   343,593      $8,065
  Miscellaneous income                         -          450           -
                                      ----------   ----------       -----

                                       1,027,956      344,043       8,065
                                      ----------   ----------       -----
Share of losses from operating
  limited partnerships (note A)       (5,472,852)    (884,379)          -
                                      ----------   ----------       -----

Expenses
  Fund management fee (note B)         1,144,124      591,798           -
  Amortization (note A)                   70,986       25,160           -
  General and administrative expenses
  (note B)                               479,785      149,854       5,561
  Professional fees                      144,752       33,323           -
                                      ----------   ----------       -----

                                       1,839,647      800,135       5,561
                                      ----------   ----------       -----

     NET INCOME (LOSS) (NOTE A)      $(6,284,543) $(1,340,471)     $2,504
                                      ==========   ==========       =====

Net income (loss) allocated to
  general partner                       $(62,846)    $(13,405)     $   25
                                         =======      =======       =====

Net income (loss) allocated
  to assignees                       $(6,221,697) $(1,327,066)     $2,479
                                      ==========   ==========       =====


Net income (loss) per BAC                  $(.41)       $(.36)       $.01
                                            ====         ====         ===






Series 21, 22 and 23 were not formed until after March 31, 1994, therefore no information has been included for the period through March 31, 1994. Series 24, 25 and 26 were not formed until after March 31, 1995, therefore no comparative information has been included.

                           (continued)

              Boston Capital Tax Credit Fund IV L.P.

                                                  Series 20
                                  --------------------------------------------
                                                                   Period
                                                              October 5, 1993
                                                                 (date of
                                                                inception)
                                      Year ended   Year ended     through
                                  March 31, 1996 March 31, 1995 March 31,1994
                                  -------------- -------------- -------------

Income
  Interest income                    $   151,206    $ 230,964      $8,065
  Miscellaneous income                         -          450           -
                                      ----------     --------       -----

                                         151,206      231,414       8,065
                                      ----------     --------       -----

Share of losses from operating
  limited partnerships (note A)       (2,804,393)    (544,795)          -
                                      ----------     --------       -----

Expenses
  Fund management fee (note B)           352,662      376,793           -
  Amortization (note A)                   23,285       15,470           -
  General and administrative expenses
  (note B)                                59,150       84,122       5,561
  Professional fees                       27,100       22,103           -
                                      ----------     --------       -----

                                         462,197      498,488       5,561
                                      ----------     --------       -----

     NET INCOME (LOSS) (NOTE A)      $(3,115,384)   $(811,869)     $2,504
                                      ==========     ========       =====

Net income (loss) allocated to general
  partner                               $(31,154)     $(8,119)        $25
                                         =======       ======          ==

Net income (loss) allocated
  to assignees                       $(3,084,230)   $(803,750)     $2,479
                                      ==========     ========       =====

Net income (loss) per BAC                  $(.80)       $(.31)       $.01
                                            ====         ====         ===


Series 21, 22 and 23 were not formed until after March 31, 1994, therefore no information has been included for the period through March 31, 1994. Series 24, 25 and 26 were not formed until after March 31, 1995, therefore no comparative information has been included.

                           (continued)

              Boston Capital Tax Credit Fund IV L.P.

                                                      Series 21
                                                      ---------
                                                                   Period
                                                             July 5, 1994
                                                                 (date of
                                                                inception)
                                               Year ended         through
                                            March 31, 1996 March 31, 1995
                                            -------------- --------------

Income
  Interest income                               $   109,287     $  77,548
  Miscellaneous income                                    -             -
                                                 ----------      --------

                                                    109,287        77,548
                                                 ----------      --------

Share of losses from operating
  limited partnerships (note A)                    (902,586)     (277,472)
                                                 ----------      --------

Expenses
  Fund management fee (note B)                      227,886       146,328
  Amortization (note A)                              16,968         5,395
  General and administrative
    expenses (note B)                                32,530        31,110
  Professional fees                                  34,911         2,500
                                                 ----------      --------

                                                    312,295       185,333
                                                 ----------      --------

     NET INCOME (LOSS) (NOTE A)                 $(1,105,594)    $(385,257)
                                                 ==========      ========

Net income (loss) allocated to general
  partner                                          $(11,056)      $(3,853)
                                                    =======        ======


Net income (loss) allocated to
assignees                                       $(1,094,538)    $(381,404)
                                                 ==========      ========


Net income (loss) per BAC                             $(.58)        $(.62)
                                                       ====          ====



Series 21, 22 and 23 were not formed until after March 31, 1994, therefore no information has been included for the period through March 31, 1994. Series 24, 25 and 26 were not formed until after March 31, 1995, therefore no comparative information has been included.

                           (continued)

              Boston Capital Tax Credit Fund IV L.P.

                                                        Series 22
                                            --------------------------------
                                                                Period
                                                            October 12, 1994,
                                                               (date of
                                                              inception)
                                               Year ended       through
                                            March 31, 1996   March 31, 1995
                                            --------------   --------------

Income
  Interest income                               $    93,986     $  25,984
  Miscellaneous income                                    -             -
                                                 ----------      --------

                                                     93,986        25,984
                                                 ----------      --------

Share of losses from operating
  limited partnerships (note A)                  (1,155,551)      (62,112)
                                                 ----------      --------

Expenses
  Fund management fee (note B)                      243,174        63,896
  Amortization (note A)                              12,538         4,295
  General and administrative expenses
    (note B)                                         44,702        29,649
  Professional fees                                  24,860           420
                                                 ----------      --------

                                                    325,274        98,260
                                                 ----------      --------

     NET INCOME (LOSS) (NOTE A)                 $(1,386,839)    $(134,388)
                                                 ==========      ========

Net income (loss) allocated to general
  partner                                          $(13,868)      $(1,343)
                                                    =======        ======


Net income (loss) allocated to
  assignees                                     $(1,372,971)    $(133,045)
                                                 ==========      ========


Net income (loss) per BAC                             $(.54)        $(.64)
                                                       ====          ====


Series 21, 22 and 23 were not formed until after March 31, 1994, therefore no information has been included for the period through March 31, 1994. Series 24, 25 and 26 were not formed until after March 31, 1995, therefore no comparative information has been included.

                           (continued)

              Boston Capital Tax Credit Fund IV L.P.

                                                      Series 23
                                          ------------------------------
                                                                Period
                                                          January 10, 1995
                                                               (date of
                                                              inception)
                                             Year ended        through
                                           March 31, 1996  March 31, 1995
                                           --------------  --------------

Income
  Interest income                                 $ 395,171       $ 9,097
  Miscellaneous income                                    -             -
                                                   --------        ------

                                                    395,171         9,097
                                                   --------        ------

Share of losses from operating
  limited partnerships (note A)                    (483,614)            -
                                                   --------        ------

Expenses
  Fund management fee (note B)                      236,748         4,781
  Amortization (note A)                               9,804             -
  General and administrative
    expenses (note B)                               195,444         4,973
  Professional fees                                  15,765         8,300
                                                   --------        ------

                                                    457,761        18,054
                                                   --------        ------

     NET INCOME (LOSS) (NOTE A)                   $(546,204)      $(8,957)
                                                   ========        ======

Net income (loss) allocated to general
  partner                                           $(5,462)         $(90)
                                                     ======           ===


Net income (loss) allocated to
  assignees                                       $(540,742)      $(8,867)
                                                   ========        ======


Net income (loss) per BAC                             $(.18)        $(.03)
                                                       ====          ====

Series 21, 22 and 23 were not formed until after March 31, 1994, therefore no information has been included for the period through March 31, 1994. Series 24, 25 and 26 were not formed until after March 31, 1995, therefore no comparative information has been included.

                           (continued)

              Boston Capital Tax Credit Fund IV L.P.

                                      Series 24    Series 25    Series 26
                                      ---------    ---------    ---------
                                      Period       Period        Period
                                  June 29, 1995  September 22,  January 18,
                                    (date of       (date of     (date of
                                    inception)     inception)   inception)
                                     through        through      through
                                 March 31, 1996 March 31, 1996 March 31,1996
                                 -------------- -------------- -------------

Income
  Interest income                      $139,594     $130,046     $  8,666
  Miscellaneous income                        -            -            -
                                        -------      -------      -------

                                        139,594      130,046        8,666
                                        -------      -------      -------

Share of income (losses) from
  operating limited partnerships
  (note A)                             (149,023)      22,315            -
                                        -------      -------      -------

Expenses
  Fund management fee (note B)           62,532       19,146        1,976
  Amortization (note A)                   5,769        2,622            -
  General and administrative expenses
   (note B)                              63,731       71,054       13,174
  Professional fees                       2,396       18,994       20,726
                                        -------      -------      -------

                                        134,428      111,816       35,876
                                        -------      -------      -------

          NET INCOME (LOSS) (NOTE A)  $(143,857)    $ 40,545     $(27,210)
                                          =====      =======      =======

Net income (loss) allocated to general
  partner                               $(1,439)        $405        $(272)
                                         ======          ===         ====


Net income (loss) allocated to
  assignees                           $(142,418)     $40,140     $(26,938)
                                       ========       ======      =======


Net income (loss) per BAC                 $(.08)        $.02        $(.07)
                                           ====          ===         ====

Series 21, 22 and 23 were not formed until after March 31, 1994, therefore no information has been included for the period through March 31, 1994. Series 24, 25 and 26 were not formed until after March 31, 1995, therefore no comparative information has been included.

                See notes to financial statements

              Boston Capital Tax Credit Fund IV L.P.

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               Years ended March 31, 1996 and 1995
      and for the period October 5, 1993 (date of inception)
                      through March 31, 1994

                                                       Unrealized
                                                     gain (loss) on
                                                       securities
                                                       available
                                           General        for
                              Assignees    partner     sale, net     Total
                              ---------    -------     ---------     -----
Total
- -----

Capital contributions       $ 12,519,000   $     -      $    -   $ 12,519,000

Selling commissions and
  registration costs          (2,098,728)        -           -     (2,098,728)

Net income                         2,479        25           -          2,504
                              ----------   -------       -----     ----------
Partners' capital (deficit),
  March 31, 1994              10,422,751        25           -     10,422,776

Capital contributions         79,747,000         -           -     79,747,000

Selling commissions and
  registration costs         (12,370,670)        -           -    (12,370,670)

Net change in unrealized
  gain (loss)on securities
  available for sale                   -         -       6,671          6,671

Net (income) loss             (1,327,066)  (13,405)          -     (1,340,471)
                             -----------   -------       -----     ----------

Partners' capital (deficit),
  March 31, 1995              76,472,015   (13,380)      6,671     76,465,306

Capital contributions         86,229,000         -           -     86,229,000

Selling commissions and
  registration costs         (11,909,415)        -           -    (11,909,415)

Net change in unrealized
  gain (loss) on securities
  available for sale                   -         -      20,303         20,303

Net income (loss)             (6,221,697)  (62,846)          -     (6,284,543)
                             -----------   -------      ------    -----------

Partners' capital
  (deficit), March 31,
  1996                      $144,569,903  $(76,226)    $26,974   $144,520,651
                             ===========   =======      ======    ===========

                           (continued)

              Boston Capital Tax Credit Fund IV L.P.

               Years ended March 31, 1996 and 1995
      and for the period October 5, 1993 (date of inception)
                      through March 31, 1994

                                                     Unrealized
                                                   gain (loss) on
                                                     securities
                                                     available
                                           General      for
                              Assignees    partner   sale, net       Total
                              ---------    -------   ---------       -----
Series 20
- ---------

Capital contributions        $12,519,000   $     -    $    -      $12,519,000

Selling commissions and
  registration costs          (2,098,728)        -         -       (2,098,728)

Net income                         2,479        25         -            2,504
                              ----------    ------     -----       ----------
Partners' capital,
  March 31, 1994              10,422,751        25         -       10,422,776

Capital contributions         26,148,000         -         -       26,148,000

Selling commissions and
  registration costs          (3,951,277)        -         -       (3,951,277)

Net change in unrealized
  gain (loss) on securities
  available for sale                   -         -     4,767            4,767

Net income (loss)               (803,750)   (8,119)        -         (811,869)
                              ----------    ------     -----       ----------
Partners' capital
  (deficit),
  March 31, 1995              31,815,724    (8,094)    4,767       31,812,397

Selling commisions
  and registration costs            (271)        -        -              (271)

Reallocation of selling
  commissions and
  registration costs             439,824         -        -           439,824

Net change in unrealized
  gain (loss) on securities
  available for sale                   -         -    (4,659)          (4,659)

Net income (loss)             (3,084,230)  (31,154)        -       (3,115,384)
                              ----------    ------     -----       ----------

Partners' capital (deficit),
 March 31, 1996              $29,171,047  $(39,248)   $  108      $29,131,907
                              ==========    ======     =====       ==========

                           (continued)

              Boston Capital Tax Credit Fund IV L.P.

               Years ended March 31, 1996 and 1995
      and for the period October 5, 1993 (date of inception)
                      through March 31, 1994


                                                     Unrealized
                                                   gain (loss) on
                                                     securities
                                                      available
                                           General      for
                              Assignees    partner   sale, net       Total
                              ---------    -------   ---------       -----

Series 21
- ---------

Capital contributions        $18,927,000   $     -      $    -     $18,927,000

Selling commissions and
  registration costs          (3,055,086)        -           -
(3,055,086)

Net change in unrealized
  gain (loss) on securities
  available for sale                   -          -       1,904          1,904

Net income (loss)               (381,404)    (3,853)          -
(385,257)
                              ----------     ------       -----     ----------
Partners' capital
  (deficit),
  March 31, 1995              15,490,510     (3,853)      1,904     15,488,561

Reallocation of
  Selling commisions
  and request in costs           323,287          -           -        323,287

Net change in unrealized
  gain (loss) on securities
  available for sale                   -          -      (1,131)
(1,131)

Net income (loss)             (1,094,538)   (11,056)          -
(1,105,594)
                              ----------     ------       -----     ----------

Partners' capital (deficit),
 March 31, 1996              $14,719,259   $(14,909)     $  773    $14,705,123
                              ==========     ======       =====     ==========






                           (continued)

              Boston Capital Tax Credit Fund IV L.P.

               Years ended March 31, 1996 and 1995
      and for the period October 5, 1993 (date of inception)
                      through March 31, 1994

                                                     Unrealized
                                                   gain (loss) on
                                                     securities
                                                      available
                                           General      for
                              Assignees    partner   sale, net       Total
                              ---------    -------   ---------       -----

Series 22
- ---------

Capital contributions        $25,644,000   $     -       $   -   $25,644,000

Selling commissions and
  registration costs          (3,836,228)        -           -    (3,836,228)

Net change in unrealized
  gain (loss) on securities
  available for sale                   -         -           -            -

Net income (loss)               (133,045)   (1,343)          -     (134,388)
                              ----------    ------        ----   ----------

Partners' capital
  (deficit),
  March 31, 1995              21,674,727    (1,343)          -   21,673,384

Selling commissions and
  registration costs             (12,514)        -           -     (12,514)

Reallocation of
  selling commissions
  and registration costs         112,962         -           -     112,962

Net change in unrealized
  gain (loss) on securities
  available for sale                   -         -         824         824

Net income (loss)             (1,372,971)  (13,868)          -  (1,386,839)
                              ----------    ------       -----  ----------

Partners' capital (deficit),
 March 31, 1996              $20,402,204  $(15,211)     $  824 $20,387,817
                              ==========    ======       =====  ==========








                           (continued)

              Boston Capital Tax Credit Fund IV L.P.

               Years ended March 31, 1996 and 1995
      and for the period October 5, 1993 (date of inception)
                      through March 31, 1994

                                                     Unrealized
                                                   gain (loss) on
                                                     securities
                                                      available
                                           General      for
                              Assignees    partner   sale, net       Total
                              ---------    -------   ---------       -----

Series 23
- ---------

Capital contributions        $ 9,028,000     $  -       $   -    $ 9,028,000

Selling commissions and
  registration costs          (1,528,079)       -           -     (1,528,079)

Net change in unrealized
  gain (loss) on securities
  available for sale                   -        -           -             -

Net income (loss)                 (8,867)     (90)          -        (8,957)
                               ---------      ---        ----     ---------
Partners' capital
  (deficit), March 31,
  1995                         7,491,054      (90)          -     7,490,964

Capital contributions         24,338,000        -           -    24,338,000

Selling commisions and
  registration costs          (3,353,365)       -           -    (3,353,365)

Net change in unrealized
  gain (loss) on securities
  available for sale                   -        -       6,631         6,631

Net income (loss)               (540,742)  (5,462)          -      (546,204)
                              ----------   ------       -----    ----------

Partners' capital
  (deficit), March 31,
  1996                       $27,934,947  $(5,552)     $6,631   $27,936,026
                              ==========   ======       =====    ==========










                           (continued)

              Boston Capital Tax Credit Fund IV L.P.

               Years ended March 31, 1996 and 1995
      and for the period October 5, 1993 (date of inception)
                      through March 31, 1994


                                                     Unrealized
                                                   gain (loss) on
                                                     securities
                                                      available
                                           General      for
                              Assignees    partner   sale, net       Total
                              ---------    -------   ---------       -----

Series 24
- ---------

Capital contributions        $21,697,000     $  -      $    -    $21,697,000

Selling commissions and
  registration costs          (3,167,250)       -           -     (3,167,250)

Net change in unrealized
  gain (loss) on securities
  available for sale                   -        -       4,545          4,545

Net income (loss)               (142,418)  (1,439)          -       (143,857)
                              ----------    -----       -----     ----------

Partners' capital
  (deficit), March
  31, 1996                   $18,387,332  $(1,439)     $4,545    $18,390,438
                              ==========   ======       =====     ==========






















                           (continued)

              Boston Capital Tax Credit Fund IV L.P.

               Years ended March 31, 1996 and 1995
      and for the period October 5, 1993 (date of inception)
                      through March 31, 1994


                                                     Unrealized
                                                   gain (loss) on
                                                     securities
                                                      available
                                           General      for
                              Assignees    partner   sale, net       Total
                              ---------    -------   ---------       -----

Series 25
- ---------

Capital contributions        $30,248,000      $  -      $    -   $30,248,000

Selling commissions and
  registration costs          (4,499,493)        -           -    (4,499,493)

Net change in unrealized
  gain (loss) on securities
  available for sale                   -         -      12,764        12,764

Net income (loss)                 40,140       405           -        40,545
                              ----------       ---      ------    ----------

Partners' capital
  (deficit), March
  31, 1996                   $25,788,647      $405     $12,764   $25,801,816
                              ==========       ===      ======    ==========























                           (continued)

              Boston Capital Tax Credit Fund IV L.P.

               Years ended March 31, 1996 and 1995
      and for the period October 5, 1993 (date of inception)
                      through March 31, 1994


                                                     Unrealized
                                                   gain (loss) on
                                                     securities
                                                      available
                                           General      for
                              Assignees    partner   sale, net       Total
                              ---------    -------   ---------       -----

Series 26
- ---------

Capital contributions         $9,946,000     $  -      $    -    $9,946,000

Selling commissions and
  registration costs          (1,752,595)       -           -    (1,752,595)

Net change in unrealized
  gain (loss) on securities
  available for sale                   -        -       1,329         1,329

Net income (loss)                (26,938)    (272)          -       (27,210)
                              ----------      ---       -----     ---------

Partners' capital (deficit),
  March 31, 1996              $8,166,467    $(272)     $1,329     $8,167,524
                              ==========      ===       =====      =========











                See notes to financial statements

                Boston Capital Tax Credit Fund IV L.P.
                       STATEMENTS OF CASH FLOWS
                                                       Total
                                ----------------------------------------------
                                                                   Period
                                                               October 5, 1993
                                                                  (date of
                                                                 inception)
                                   Year ended     Year ended      through
                                 March 31, 1996 March 31, 1995  March 31, 1994
                                 -------------- --------------  --------------
Cash flows from operating activities
  Net income (loss)                 $(6,284,543)   $(1,340,471)  $     2,504
  Adjustments to reconcile net
  income (loss) to net cash provided
  by (used in) operating activities
    Share of losses (income) from
      operating limited partnerships  5,472,852        884,379             -
    Amortization                         70,986         25,160             -
    Organization costs                 (177,392)      (214,137)      (93,552)
  Changes in assets and liabilities
    Prepaid expenses                     (4,191)         2,472        (4,492)
    Other assets                      3,817,092     (4,339,500)     (660,130)
    Accounts payable and
      accrued expenses                  164,094         80,606         2,096
    Accounts payable -
      affiliates                        444,955        (66,657)            -
                                     ----------     ----------    ----------
      Net cash provided by (used in)
       operating activities           3,503,853     (4,968,148)     (753,574)
                                     ----------     ----------    ----------
Cash flows from investing activities
  Acquisition costs paid for operating
    limited partnerships             (9,017,111)    (8,490,037)   (1,260,706)
  Capital contributions paid to oper-
    ating limited partnerships      (29,067,964)   (39,683,219)     (140,550)
  Deposits for purchases of operating
    limited partnerships             (5,838,846)      (638,929)            -
  Advances to operating limited
    partnerships                     (7,185,943)    (8,227,332)      (60,000)
  Purchase of investments (net of pro-
    ceeds from sale of investments) (14,752,716)    (3,681,468)            -
                                     ----------     ----------    ----------
     Net cash used in investing
       activities                   (65,862,580)   (60,720,985)   (1,461,256)
                                     ----------     ----------    ----------
Cash flows from financing activities
  Capital contributions received     84,861,547     79,346,188    12,519,000
  Selling commissions and registra-
    tion costs paid                 (12,675,119)   (12,465,360)   (1,868,779)
                                     ----------     ----------    ----------
     Net cash provided by financing
       activities                    72,186,428     66,880,828    10,650,221
                                     ----------     ----------    ----------
     NET INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS                    9,827,701      1,191,695     8,435,391

Cash and cash equivalents, beginning  9,627,086      8,435,391             -
                                     ----------     ----------    ----------
Cash and cash equivalents, ending   $19,454,787    $ 9,627,086   $ 8,435,391
                                     ==========     ==========    ==========
                              (continued)

                Boston Capital Tax Credit Fund IV L.P.
                 STATEMENTS OF CASH FLOWS - CONTINUED

                                                     Total
                               ----------------------------------------------
                                                                   Period
                                                               October 5, 1993
                                                                  (date of
                                                                 inception)
                                    Year ended     Year ended      through
                                 March 31, 1996 March 31, 1995  March 31, 1994
                                 -------------- --------------  --------------

Supplemental schedule of noncash
investing and financing activities

  The partnership has increased its
    investments in operating limited
    partnerships for unpaid capital
    contributions due to the
    operating limited partnerships   $36,181,369  $25,193,880     $140,550
                                      ==========   ==========      =======

  The partnership has adjusted its
    investment and decreased its
    capital contribution obligation
    in operating limited partnerships
    for low income tax credits not
    generated                           $509,849  $    30,610     $      -
                                         =======   ==========      =======


  The partnership has recorded
    capital contributions (syndicat-
    ion proceeds) being held and
    subsequently released by the
    escrow agent                     $         -  $   400,812     $518,950
                                      ==========   ==========      =======

















Series 21, 22 and 23 were not formed until after March 31, 1994, therefore no information has been included for the period through March 31, 1994. Series 24, 25 and 26 were not formed until after March 31, 1995, therefore no comparative information has been included.

                              (continued)

              Boston Capital Tax Credit Fund IV L.P.
               STATEMENTS OF CASH FLOWS - CONTINUED
                                               Series 20
                                               ---------
                                                                Period
                                                            October 5, 1993
                                                               (date of
                                                              inception)
                                Year ended     Year ended      through
                              March 31, 1996 March 31, 1995  March 31, 1994
                              -------------- --------------  --------------
Cash flows from operating activities
  Net income (loss)                $(3,115,384)  $ (811,869) $     2,504
  Adjustments to reconcile
    net income (loss)to net
    cash provided by (used in
    operating activities
    Share of losses(income) from oper-
      ating limited partnerships     2,804,393      544,795            -
    Amortization                        23,285       15,470            -
    Organization costs                       -      (25,664)     (93,552)
  Changes in assets and liabilities
    Prepaid expenses                    (2,143)       2,472       (4,492)
    Other assets                       190,857     (236,552)    (660,130)
    Accounts payable and
      accrued expenses                       -       (2,096)       2,096
    Accounts payable -
      affiliates                       186,366      (94,794)           -
                                    ----------   ----------   ----------
        Net cash provided by
          (used in) operating
          activities                    87,374     (608,238)    (753,574)
                                    ----------   ----------   ----------
Cash flows from investing activities
  Acquisition costs paid for
    operating limited partner-
    ships                               56,387   (2,872,924)  (1,260,706)
  Capital contributions paid
    to operating limited
    partnerships                    (4,134,806) (19,989,056)    (140,550)
  Deposits for purchases of
    operating limited
    partnerships                       817,988     (365,769)           -
  Advances to operating limited
    partnerships                      (540,750)  (1,207,865)     (60,000)
  Purchases of investments
    (net of proceeds from sale
    of investments)                  1,127,106   (1,838,759)           -
                                    ----------   ----------   ----------
     Net cash used in investing
       activities                   (2,674,075) (26,274,373)  (1,461,256)
                                    ----------   ----------   ----------
Cash flows from financing activities
  Capital contributions received             -   26,148,000   12,519,000
  Selling commissions and
    registration costs paid            439,553   (4,246,957)  (1,868,779)
                                    ----------   ----------   ----------
     Net cash provided by
       financing activities            439,553   21,901,043   10,650,221
                                    ----------   ----------   ----------

                           (continued)

              Boston Capital Tax Credit Fund IV L.P.
               STATEMENTS OF CASH FLOWS - CONTINUED


                                                 Series 20
                                                 ----------
                                                                Period
                                                            October 5, 1993
                                                               (date of
                                                              inception)
                                Year ended     Year ended      through
                              March 31, 1996 March 31, 1995  March 31, 1994
                              -------------- --------------  --------------


     NET INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS      (2,147,148)     (4,981,568)      8,435,391

Cash and cash equivalents,
  beginning                       3,453,823       8,435,391               -
                                 ----------      ----------      ----------
Cash and cash equivalents,
  ending                        $ 1,306,675     $ 3,453,823     $ 8,435,391
                                 ==========      ==========      ==========



































                           (continued)

              Boston Capital Tax Credit Fund IV L.P.
               STATEMENTS OF CASH FLOWS - CONTINUED


                                               Series 20
                                               ---------
                                                                Period
                                                            October 5, 1993
                                                               (date of
                                                              inception)
                                Year ended     Year ended      through
                              March 31, 1996 March 31, 1995  March 31, 1994
                              -------------- --------------  --------------

Supplemental schedule of noncash
investing and financing activities

  The partnership has increased
    its investments in operating
    limited partnerships for
    unpaid capital contributions
    due to the operating limited
    partnerships                    $        -   $7,999,778     $140,550
                                     =========    =========      =======


  The partnership has adjusted
    its investment and decreased
    its capital contribution
    obligation in operating
    limited partnerships for low
    income tax credits not
    generated                       $   59,008   $   30,610     $      -
                                     =========    =========      =======


  The partnership has recorded
    capital contributions (syn-
    dication proceeds) being
    held and subsequently
    released by the escrow agent    $        -   $        -     $518,950
                                     =========    =========      =======












Series 21, 22 and 23 were not formed until after March 31, 1994, therefore no information has been included for the period through March 31, 1994. Series 24, 25 and 26 were not formed until after March 31, 1995, therefore no comparative information has been included.


                           (continued)

              Boston Capital Tax Credit Fund IV L.P.
               STATEMENTS OF CASH FLOWS - CONTINUED
                                                    Series 21
                                                    ---------
                                                             Period
                                                          July 5, 1994
                                                             (date of
                                                            inception)
                                            Year ended        through
                                          March 31, 1996  March 31, 1995
                                          --------------  --------------

Cash flows from operating activities
  Net income (loss)                          $(1,105,594)   $   (385,257)
  Adjustments to reconcile net
    income (loss)
  to net cash provided by (used
    in) operating activities
    Share of losses(income) from oper-
      ating limited partnerships                 902,586         277,472
    Amortization                                  16,968           5,395
    Organization costs                                 -         (72,801)
  Changes in assets and liabilities
    Prepaid expenses                                   -               -
    Other assets                                 888,908        (916,129)
    Accounts payable and
      accrued expenses                           (18,735)         18,735
    Accounts payable -
      affiliates                                 144,688           1,462
                                              ----------      ----------
    Net cash provided by (used
      in) operating activities                   828,821      (1,071,123)
                                              ----------      ----------
Cash flows from investing activities
  Acquisition costs paid for
    operating limited partnerships               (15,979)     (2,024,056)
  Capital contributions paid to
    operating limited partnerships            (3,332,351)     (8,305,552)
  Deposits for purchases of
    operating limited partnerships                     -         (76,160)
  Advances to operating
    limited partnerships                         533,781        (854,946)
  Purchases of investments (net
    of proceeds from sale of
    investments)                               1,363,980      (1,842,709)
                                              ----------      ----------
    Net cash used in investing
      activities                              (1,450,569)    (13,103,423)
                                              ----------      ----------
Cash flows from financing
  activities
  Capital contributions received                 323,287      18,927,000
  Selling commissions and
    registration costs paid                            -      (3,055,086)
                                              ----------      ----------
    Net cash provided by
      financing activities                       323,287      15,871,914
                                              ----------      ----------

                           (continued)

              Boston Capital Tax Credit Fund IV L.P.
               STATEMENTS OF CASH FLOWS - CONTINUED

                                                    Series 21
                                                    ---------
                                                              Period
                                                          July 5, 1994
                                                             (date of
                                                            inception)
                                           Year ended        through
                                          March 31, 1996  March 31, 1995
                                          --------------  --------------


    NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS
                                                (298,461)      1,697,368
Cash and cash equivalents,
  beginning                                    1,697,368               -
                                              ----------      ----------
Cash and cash equivalents,
  ending                                     $ 1,398,907     $ 1,697,368
                                              ==========      ==========































                           (continued)

              Boston Capital Tax Credit Fund IV L.P.

                                                     Series 21
                                                     ---------
                                                             Period
                                                           July 5, 1994
                                                            (date of
                                                            inception)
                                            Year ended       through
                                          March 31, 1996  March 31, 1995
                                          --------------  --------------


Supplemental schedule of noncash
investing and financing activities

  The partnership has increased
    its investments in operating
    limited partnerships for un-
    paid capital contributions
    due to the operating limited
    partnerships                              $        -      $5,504,010
                                               =========       =========


  The partnership has adjusted its
    investment and decreased its
    capital contribution obligat-
    ion in operating limited part-
    nerships for low income tax
    credits not generated                     $  208,544      $        -
                                               =========       =========


  The partnership has recorded
    capital contributions (syndi-
    cation proceeds) being held
    and subsequently released by
    the escrow agent                          $        -      $        -
                                               =========       =========








Series 21, 22 and 23 were not formed until after March 31, 1994, therefore no information has been included for the period through March 31, 1994. Series 24, 25 and 26 were not formed until after March 31, 1995, therefore no comparative information has been included.

                           (continued)

              Boston Capital Tax Credit Fund IV L.P.

                                                  Series 22
                                                  ---------
                                                             Period
                                                         October 12, 1994
                                                            (date of
                                                            inception)
                                            Year ended       through
                                          March 31, 1996  March 31, 1995
                                          --------------  --------------
Cash flows from operating activities
  Net income (loss)                          $(1,386,839)   $   (134,388)
  Adjustments to reconcile net
    income (loss) to net cash
    provided by (used in) oper-
    ating activities
    Share of losses(income) from oper-
      ating limited partnerships               1,155,551          62,112
    Amortization                                  12,538           4,295
    Organization costs                            (5,336)        (58,805)
  Changes in assets and liabilities
    Prepaid expenses                                   -               -
    Other assets                               3,275,723      (3,186,018)
    Accounts payable and
      accrued expenses                            (2,813)          4,012
    Accounts payable - affiliates                 38,558           8,164
                                              ----------      ----------
    Net cash provided by (used
      in) operating activities                 3,087,382      (3,300,628)
                                              ----------      ----------
Cash flows from investing activities
  Acquisition costs paid for
    operating limited partnerships              (230,858)     (2,629,126)
  Capital contributions paid to
    operating limited partnerships            (3,722,407)     (8,494,543)
  Deposits for purchases of
    operating limited partnerships              (533,330)       (122,000)
  Advances to operating
    limited partnerships                         549,777      (4,259,063)
  Purchases of investments (net
    of proceeds from sale of
    investments)                                (454,115)              -
                                              ----------      ----------
    Net cash used in investing
      activities                              (4,390,933)    (15,504,732)
                                              ----------      ----------
Cash flows from financing activities
  Capital contributions received                       -      25,644,000
  Selling commissions and
    registration costs paid                      (12,514)     (3,836,228)
                                              ----------      ----------
    Net cash provided by
      financing activities                       (12,514)     21,807,772
                                              ----------      ----------

                           (continued)

              Boston Capital Tax Credit Fund IV L.P.

                                                    Series 22
                                                    ---------

                                                              Period
                                                        October 12, 1994
                                                            (date of
                                                            inception)
                                            Year ended       through
                                          March 31, 1996  March 31, 1995
                                          --------------  --------------


    NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS
                                              (1,316,065)      3,002,412

Cash and cash equivalents,
  beginning                                    3,002,412               -
                                              ----------      ----------
Cash and cash equivalents,
  ending                                     $ 1,686,347     $ 3,002,412
                                              ==========      ==========




























                           (continued)

              Boston Capital Tax Credit Fund IV L.P.

                                                    Series 22
                                                    ---------

                                                              Period
                                                         October 12, 1994
                                                            (date of
                                                            inception)
                                            Year ended       through
                                          March 31, 1996  March 31, 1995
                                          --------------  --------------


Supplemental schedule of noncash
investing and financing activities

  The partnership has increased
    its investments in operating
    limited partnerships for
    unpaid capital contributions
    due to the operating limited
    partnerships                              $4,651,600      $9,494,281
                                               =========       =========


  The partnership has adjusted
    its investment and decreased
    its capital contribution
    obligation in operating lim-
    ited partnerships for low
    income tax credits not
    generated                                 $  128,374      $        -
                                               =========       =========


  The partnership has recorded capital
    contributions (syndication proceeds)
    being held and subsequently
    released by the escrow agent              $        -      $        -
                                               =========       =========






Series 21, 22 and 23 were not formed until after March 31, 1994, therefore no information has been included for the period through March 31, 1994. Series 24, 25 and 26 were not formed until after March 31, 1995, therefore no comparative information has been included.



                           (continued)

              Boston Capital Tax Credit Fund IV L.P.

                                                   Series 23
                                                   ---------
                                                             Period
                                                         January 10, 1995
                                                             (date of
                                                             inception)
                                            Year ended        through
                                          March 31, 1996  March 31, 1995
                                          --------------  --------------

Cash flows from operating activities

  Net income (loss)                          $  (546,204)     $   (8,957)
  Adjustments to reconcile net
    income (loss) to net cash
    provided by (used in)
    operating activities
    Share of losses(income) from oper-
      ating limited partnerships                 483,614               -
    Amortization                                   9,804               -
    Organization costs                            (9,087)        (56,867)
  Changes in assets and liabilities
    Prepaid expenses                              (2,048)              -
    Other assets                                (268,438)           (801)
    Accounts payable and
      accrued expenses                           (59,955)         59,955
    Accounts payable - affiliates                (18,511)         18,511
                                             -----------      ----------

    Net cash provided by (used in)
      operating activities                      (410,825)         11,841
                                             -----------      ----------

Cash flows from investing activities

  Acquisition costs paid for
    operating limited partnerships            (2,676,499)       (963,931)
  Capital contributions paid to
    operating limited partner-
    ships                                    (10,553,952)     (3,019,447)
  Deposits for purchases of
    operating limited partner-
    ships                                       (588,004)        (75,000)
  Advances to operating limited
    partnerships                              (2,122,312)     (1,780,079)
  Purchases of investments (net
    of proceeds from sale of
    investments)                              (5,002,113)              -
                                             -----------      ----------

    Net cash used in investing
      activities                             (20,942,880)     (5,838,457)
                                             -----------      ----------

                           (continued)

              Boston Capital Tax Credit Fund IV L.P.

                                                    Series 23
                                                    ---------
                                                             Period
                                                        January 10, 1995
                                                            (date of
                                                            inception)
                                            Year ended       through
                                          March 31, 1996  March 31, 1995
                                          --------------  --------------

Cash flows from financing activities
  Capital contributions received              24,738,812       8,627,188
  Selling commissions and reg-
    istration costs paid                      (3,544,972)     (1,327,089)
                                             -----------      ----------
    Net cash provided by fin-
      ancing activities                       21,193,840       7,300,099
                                             -----------      ----------

    NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS
                                                (159,865)      1,473,483

Cash and cash equivalents,
  beginning                                    1,473,483               -
                                             -----------      ----------

Cash and cash equivalents,
  ending                                    $  1,313,618     $ 1,473,483
                                             ===========      ==========



















                           (continued)

              Boston Capital Tax Credit Fund IV L.P.

                                                   Series 23
                                                   ---------

                                                              Period
                                                         January 10, 1995
                                                             (date of
                                                            inception)
                                            Year ended       through
                                          March 31, 1996  March 31, 1995
                                          --------------  --------------


Supplemental schedule of noncash
investing and financing activities

  The partnership has increased
    its investments in operating
    limited partnerships for un-
    paid capital contributions
    due to the operating limited
    partnerships                             $19,056,893      $2,195,811
                                              ==========       =========


  The partnership has adjusted
    its investment and decreased
    its capital contribution
    obligation in operating limited
    partnerships for low income
    tax credits not generated                $   101,078      $        -
                                              ==========       =========


  The partnership has recorded
    capital contributions
    syndication proceeds)being
    held and subsequently released
    by the escrow agent                      $         -      $  400,812
                                              ==========       =========







Series 21, 22 and 23 were not formed until after March 31, 1994, therefore no information has been included for the period through March 31, 1994. Series 24, 25 and 26 were not formed until after March 31, 1995, therefore no comparative information has been included.

                           (continued)

              Boston Capital Tax Credit Fund IV L.P.

                                       Series 24    Series 25   Series 26
                                      ----------   ----------  ----------
                                       Period       Period         Period
                                   June 29, 1995  September 22,  January 18,
                                    (date of1995  (date of1996    (date of
                                     inception)     inception)   inception)
                                      through        through       through
                                  March 31, 1996  March 31, 1996 March 31,1996
                                  --------------  -------------- -------------
Cash flows from operating activities
  Net income (loss)                    $(143,857) $    40,545    $(27,210)
  Adjustments to reconcile net
  income (loss)to net cash provided
  by (used in) operating activities
    Share of losses(income) from operating
      limited partnerships               149,023      (22,315)          -
    Amortization                           5,769        2,622           -
    Organization costs                   (64,178)     (52,440)    (46,351)
  Changes in assets and liabilities
    Prepaid expenses                           -            -           -
    Other assets                        (114,135)    (147,947)     (7,876)
    Accounts payable and
      accrued expenses                   236,334          591       8,672
    Accounts payable - affiliates         33,597        1,459      58,798
                                      ----------   ----------   ---------
       Net cash provided by (used
        in) operating activities         102,553     (177,485)    (13,967)
                                      ----------   ----------   ---------
Cash flows from investing activities
  Acquisition costs paid for oper-
    ating limited partnerships        (2,240,982)  (2,891,760) (1,017,420)
  Capital contributions paid to
    operating limited partnerships    (4,842,663)  (1,939,506)   (542,279)
  Deposits for purchases of oper-
    ating limited partnerships        (1,805,091)  (3,272,307)   (458,102)
  Advances to operating limited
    partnerships                      (2,012,394)  (2,190,960) (1,403,085)
  Purchases of investments (net
    of proceeds from sale of
    investments)                      (2,934,686)  (7,968,627)   (884,261)
                                      ----------   ----------   ---------
    Net cash used in investing
      activities                     (13,835,816) (18,263,160) (4,305,147)
                                      ----------   ----------   ---------
Cash flows from financing activities
  Capital contributions received      21,697,000   30,248,000   7,414,624
  Selling commissions and regis-
    tration costs paid                (3,167,250)  (4,499,493) (1,450,619)
                                      ----------   ----------  ----------
       Net cash provided by
         financing activities         18,529,750   25,748,507   5,964,005
                                      ----------   ----------  ----------



                           (continued)

              Boston Capital Tax Credit Fund IV L.P.
               STATEMENTS OF CASH FLOWS - CONTINUED



                                        Series 24    Series 25   Series 26
                                        ---------    ---------   ---------
                                       Period       Period         Period
                                   June 29, 1995  September 22,  January 18,
                                    (date of1995  (date of1996    (date of
                                     inception)     inception)   inception)
                                      through        through       through
                                  March 31, 1996  March 31, 1996 March 31,1996
                                  --------------  -------------- -------------

        NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS
                                       4,796,487    7,307,862   1,644,891

Cash and cash equivalents,
  beginning                                    -            -           -
                                      ----------   ----------  ----------

Cash and cash equivalents,
  ending                             $ 4,796,487  $ 7,307,862 $ 1,644,891
                                      ==========   ==========  ==========


































                           (continued)

              Boston Capital Tax Credit Fund IV L.P.

                                       Series 24    Series 25   Series 26
                                       ---------   ----------  ----------
                                       Period       Period         Period
                                   June 29, 1995  September 22,  January 18,
                                    (date of1995  (date of1996    (date of
                                     inception)     inception)   inception)
                                      through        through       through
                                  March 31, 1996  March 31, 1996 March 31,1996
                                  --------------  -------------- -------------


Supplemental schedule of noncash
investing and financing activities

  The partnership has increased
    its investments in operating
    limited partnerships for
    unpaid capital contributions
    due to the operating limited
    partnerships                      $4,939,386   $4,911,886  $2,621,604
                                       =========    =========   =========

  The partnership has adjusted its
    investment and decreased its
    capital contribution obligat-
    ion in operating limited part-
    nerships for low income tax
    credits not generated             $   12,845   $        -  $        -
                                       =========    =========   =========



  The partnership has recorded
    capital contributions (syn-
    dication proceeds) being held
    and subsequently released by
    the escrow agent                  $        -   $        -  $2,531,376
                                       =========    =========   =========




Series 21, 22 and 23 were not formed until after March 31, 1994, therefore no information has been included for the period through March 31, 1994. 24, 25 and Series 26 were not formed until after March 31, 1995, therefore no comparative information has been included.



                See notes to financial statements

              Boston Capital Tax Credit Fund IV L.P.
                  NOTES TO FINANCIAL STATEMENTS
                  March 31, 1996, 1995 and 1994

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Boston Capital Tax Credit Fund IV L.P. (the "fund") was organized under the laws of the State of Delaware as of October 5, 1993, for the purpose of acquiring, holding, and disposing of limited partnership interests in operating partnerships which will acquire, develop, rehabilitate, operate and own newly-constructed, existing or rehabilitated apartment complexes which qualify for the Low-Income Housing Tax Credit established by the Tax Reform Act of 1986. Certain of the apartment complexes may also qualify for the Historic Rehabilitation Tax Credit for their rehabilitation of certified historic structures; accordingly, the apartment complexes are restricted as to rent charges and operating methods and are subject to the provisions of Section 42(g)(2) of the Internal Revenue Code relating to the Rehabilitation Investment Credit. The general partner of the fund is Boston Capital Associates IV L.P. and the limited partner is BCTC IV Assignor Corp. (the assignor limited partner).

  In accordance with the limited partnership agreement, profits, losses, and cash flow (subject to certain priority allocations and distributions) and tax credits are allocated 99% to the assignees and 1% to the general partner.

  Pursuant to the Securities Act of 1933, the fund filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective December 16, 1993, which covered the offering (the "Public Offering") of the beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner. The fund has registered 30,000,000 BACs at $10 per BAC for sale to the public in one or more series. BACs sold in bulk are offered to investors at a reduced cost per BAC.

  The BAC's issued and outstanding in each series at March 31, 1996 and 1995 are as follows:
                                          1996         1995
                                          ----         ----

                   Series 20           3,866,700    3,866,700
                   Series 21           1,892,700    1,892,700
                   Series 22           2,564,400    2,564,400
                   Series 23           3,336,727      902,800
                   Series 24           2,169,878            -
                   Series 25           3,026,109            -
                   Series 26             994,600            -
                                      ----------    ---------
                                      17,851,114    9,226,600
                                      ==========    =========

  Investment in Operating Limited Partnerships
  --------------------------------------------

  The fund accounts for the investment in the operating limited partnerships using the equity method, whereby, the fund adjusts the investment cost for its share of the operating limited partnership's results of operations and for any distributions received or accrued. However, the fund recognizes individual operating limited partnership's losses only to the extent of capital contributions and acquisition expenses. Unrecognized losses will be suspended

             Boston Capital Tax Credit Fund IV L.P.
           NOTES TO FINANCIAL STATEMENTS - CONTINUED
                 March 31, 1996, 1995 and 1994


  NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

  Investment in Operating Limited Partnerships (Continued)
  --------------------------------------------

  and offset against future individual operating limited partnership's income. During the years ended March 31, 1996 and 1995 and for the period October 5, 1993 (date of inception) through March 31, 1994, the fund acquired interests in operating limited partnerships as follows:

                                     1996          1995           1994
                                     ----          ----           ----
               Series 20                -            23              1
               Series 21                1            14              -
               Series 22               13            17              -
               Series 23               17             5              -
               Series 24               15             -              -
               Series 25                5             -              -
               Series 26                7             -              -
                                       --            --             --
                                       58            59              1
                                       ==            ==             ==

  Organization Costs
  ------------------

  Initial organization and offering expenses common to all Series, are allocated on a percentage of equity raised to each Series.

  Organization costs are being amortized on the straight-line method over sixty months. Accumulated amortization for the years ended March 31, 1996 and 1995 is as follows:

                                                  1996           1995
                                                  ----           ----

               Series 20                        $38,755        $15,470
               Series 21                         22,363          5,395
               Series 22                         16,833          4,295
               Series 23                          9,804              -
               Series 24                          5,769              -
               Series 25                          2,622              -
               Series 26                              -              -
                                                 ------         ------
                                                $96,146        $25,160
                                                 ======         ======

  Deferred Acquistion Costs
  -------------------------

  Deferred acquisition costs which are not allocated to the investments in operating limited partnerships will be amortized on the straight-line method over 27.5 years upon the final acquisition of limited partnership interests in operating limited partnerships.

             Boston Capital Tax Credit Fund IV L.P.
           NOTES TO FINANCIAL STATEMENTS - CONTINUED
                 March 31, 1996, 1995 and 1994

  NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
 (Continued)

  Income Taxes
  ------------

  No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the general partner and assignees individually.

  Selling Commissions and Registration Costs
  ------------------------------------------

  Selling commissions paid in connection with the public offering are charged against the assignees' capital upon admission of investors as assignees. Registration costs associated with the public offering are charged against assignees' capital as incurred.

  Cash Equivalents
  ----------------

  Cash equivalents include tax-exempt sweep accounts and money market accounts having original maturities at date of acquisition of three months or less. The carrying value approximates fair value because of the short maturity of these instruments.

  Fiscal Year
  -----------

  For financial reporting purposes, the fund uses a March 31 year end, whereas for income tax reporting purposes, the fund uses a calendar year. The operating limited partnerships use a calendar year for both financial and income tax reporting.

  Net Income (Loss) Per Beneficial Assignee Certificate Unit
  ----------------------------------------------------------

  Net income (loss) per beneficial assignee certificate unit is calculated based upon the weighted average number of units outstanding during the year or period. The weighted average number of units in each series at March 31, 1996, 1995 and 1994 are as follows:

                                            1996        1995          1994
                                             ----        ----          ----
                     Series 20          3,866,700   2,625,264        498,002
                     Series 21          1,892,700     619,125              -
                     Series 22          2,564,400     158,779              -
                     Series 23          3,000,842     332,306              -
                     Series 24          1,761,881           -              -
                     Series 25          1,712,043           -              -
                     Series 26            413,814           -              -
                                       ----------   ---------        -------
                                       15,212,380   3,735,474        498,002
                                       ==========   =========        =======

             Boston Capital Tax Credit Fund IV L.P.

                 March 31, 1996, 1995 and 1994

  NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           (Continued)

  Investments Available-for-Sale
  ------------------------------

  Investments held to maturity are being carried at amortized costs and investments available-for-sale are carried at fair market value.

  Use of Estimates
  ----------------

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  Recent Accounting Statements Not Yet Adopted
  --------------------------------------------

  In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995, with earlier application permitted. SFAS No. 121 addresses the accounting for long-lived assets and certain identifiable intangibles to be held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The partnership will adopt SFAS No. 121 on April 1, 1996, as required. Adopting SFAS No. 121 is not expected to have a significant effect on the partnership's financial statements.

  NOTE B - RELATED PARTY TRANSACTIONS

  During the years ended March 31, 1996 and 1995 and during the period October 5, 1993 (date of inception) through March 31, 1994, the fund entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., Boston Capital Services, Inc. and Boston Capital Communications Limited Partnership as follows:

                  Boston Capital Tax Credit Fund IV L.P.
               NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     March 31, 1996, 1995 and 1994

  NOTE B - RELATED PARTY TRANSACTIONS (Continued)

  Boston Capital Communications Limited Partnership is entitled to an annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the operating limited partnerships, less the amount of certain partnership management and reporting fees paid or payable by the operating limited partnerships. The aggregate cost is comprised of the capital contributions made by each Series to the operating limited partnership and 99% of the permanent financing at the operating limited partnership level. The annual fund fees charged to operations during the years ended March 31, 1996 and 1995 by series, are as follows (no fees were charged to operations during the period October 5, 1993 (date of inception) through March 31, 1994):

                                              1996                1995
                                              ----                ----

                     Series 20          $  352,662            $376,793
                     Series 21             227,886             146,328
                     Series 22             243,174              63,896
                     Series 23             236,748               4,781
                     Series 24              62,532                   -
                     Series 25              19,146                   -
                     Series 26               1,976                   -
                                         ---------             -------
                                        $1,144,124            $591,798
                                         =========             =======

  Boston Capital Services, Inc. received dealer-manager fees for the marketing advice and investment banking services performed at the time of the fund's offering of BACs. The dealer-manager fees are included in partners' capital as selling commissions and registration costs. During the years ended March 31, 1996 and 1995 and during the period October 5, 1993 (date of inception) through March 31, 1994, Boston Capital Services, Inc. fees received by series are as follows:
                              1996                1995                1994
                              ----                ----                ----

     Series 20          $        -          $  484,070            $228,785
     Series 21                   -             338,905                   -
     Series 22                   -             465,940                   -
     Series 23             449,215             153,700                   -
     Series 24             393,770                   -                   -
     Series 25             570,510                   -                   -
     Series 26             182,235                   -                   -
                         ---------           ---------             -------
                        $1,595,730          $1,442,615            $228,785
                         =========           =========             =======

 Boston Capital Partners, Inc. is entitled to asset acquisition fees for selecting, evaluating, structuring, negotiating, and closing the fund's acquisition of interests in the operating limited partnerships. The fund incurred $7,597,693, $7,153,573 and $1,064,115, respectively, of acquisition fees to Boston Capital Partners, Inc. during the years ended March 31, 1996 and 1995 and for the period October 5, 1993 (date of inception) through March 31, 1994. The acquisition fees incurred to Boston Capital Partners, Inc. by series are as follows:

             Boston Capital Tax Credit Fund IV L.P.
             NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   March 31, 1996, 1995 and 1994

  NOTE B - RELATED PARTY TRANSACTIONS (Continued)
                                 1996                1995                1994
                                 ----                ----                ----
        Series 20          $        -          $2,337,698          $1,064,115
        Series 21                   -           1,715,011                   -
        Series 22                   -           2,277,070                   -
        Series 23           2,193,064             823,794                   -
        Series 24           1,902,550                   -                   -
        Series 25           2,656,669                   -                   -
        Series 26             845,410                   -                   -
                            ---------           ---------           ---------
                           $7,597,693          $7,153,573          $1,064,115
                            =========           =========           =========

  During the years ended March 31, 1996 and 1995 and for the period October 5, 1993 (date of inception) through March 31, 1994, general and administrative expenses incurred by Boston Capital Partners, Inc. and Boston Capital Communications Limited Partnership were charged to each series' operations as follows:
                                 1996                1995                1994
                                 ----                ----                ----
        Series 20            $ 27,179             $33,331             $     -
        Series 21              17,771              13,931                   -
        Series 22              23,652               4,817                   -
        Series 23              25,992                 803                   -
        Series 24              12,092                   -                   -
        Series 25               7,606                   -                   -
        Series 26                   -                   -                   -
                              -------              ------              ------
                             $114,292             $52,882             $     -
                              =======              ======              ======

  Accounts payable - affiliates at March 31, 1996 and 1995 represents general and administrative expenses, fund management fees, and commissions which are payable to Boston Capital Partners, Inc., Boston Capital Services, Inc., and Boston Capital Communications Limited Partnership.

  During the years ended March 31, 1996 and 1995, the fund reimbursed affiliates of the general partner a total of $1,040,827 and $1,616,064, respectively, for amounts in connection with the offering of BACs. These reimbursements include, but are not limited to postage, printing, travel and overhead allocations and are included in partners' capital as selling commissions and registrations costs at March 31, 1996 and 1995. During the year and period ended March 31, 1996 and 1995, the selling commission and registration costs incurred to affiliates by series are as follows:
                                            1996                1995
                                            ----                ----

                     Series 20          $        -           $ 507,511
                     Series 21                   -             407,616
                     Series 22                   -             503,122
                     Series 23             466,284             197,815
                     Series 24             382,579                   -
                     Series 25             184,722                   -
                     Series 26               7,242                   -
                                         ---------           ---------
                                        $1,040,827          $1,616,064
                                         =========           =========

             Boston Capital Tax Credit Fund IV L.P.

                 March 31, 1996, 1995 and 1994



  NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

  At March 31, 1996 and 1995, the fund has limited partnership interests in operating limited partnerships, which own or are constructing or rehabilitating operating apartment complexes. The number of operating limited partnerships in which the fund has limited partnership interests at March 31, 1996 and 1995 by series are as follows:

                                              1996                1995
                                              ----                ----
                     Series 20                  24                  24
                     Series 21                  15                  14
                     Series 22                  30                  17
                     Series 23                  22                   5
                     Series 24                  15                   -
                     Series 25                   5                   -
                     Series 26                   7                   -
                                               ---                  --
                                               118                  60
                                               ===                  ==

  Under the terms of the fund's investment in each operating limited partnership, the fund is required to make capital contributions to the operating limited partnerships. These contributions are payable in installments over several years upon each operating limited partnership achieving specified levels of construction or operations. At March 31, 1996 and 1995, contributions are payable to operating limited partnerships as follows:
                                              1996               1995
                                              ----               ----

                   Series 20           $ 3,873,666        $ 8,067,480
                   Series 21             2,042,344          5,504,010
                   Series 22             6,337,752          9,494,281
                   Series 23            10,597,676          2,195,811
                   Series 24             4,039,833                  -
                   Series 25             4,911,886                  -
                   Series 26             2,621,604                  -
                                        ----------         ----------
                                       $34,424,761        $25,261,582
                                        ==========         ==========

             Boston Capital Tax Credit Fund IV L.P.

                 March 31, 1996, 1995 and 1994

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The fund's investment in operating limited partnerships at March 31, 1996 is summarized as follows (Series 26 invested in operating limited partnerships subsequent to December 31, 1995):

                                        Total      Series 20      Series 21
                                      ---------    ---------      ---------
  Capital contributions paid
    and to be paid to operating
    limited partnerships, net of
    tax credit adjusters            $104,005,143  $28,471,932   $13,618,238

    Acquisition costs of operat-
    ing limited partnerships          14,188,666    3,726,294     1,969,086

    Cumulative losses from oper-
    ating limited partnerships        (6,357,231)  (3,349,188)   (1,180,058)
                                      ----------   ----------    ----------


    Investment per balance sheet     111,836,578   28,849,038    14,407,266


    The fund has recorded capital
    contributions to the operat-
    ing limited partnerships dur-
    ing the year ended March 31,
    1996 which have not been in-
    cluded in the partnership's
    capital account included in
    the operating limited partner-
    ships' financial statements
    as of December 31, 1995
                                   (36,222,970)  (5,252,561)    (2,339,386)

    The fund has recorded acqui-
    sition costs at March 31,1996
    which have not been recorded
    in the net assets of the op-
    erating limited partnerships      (444,246)    (172,349)    (3,587,721)

    Cumulative losses from oper-
    ating limited partnerships
    for the three months ended
    March 31, 1996 which the
    operating limited partnerships
    have not included in their
    capital as of December 31,
    1995                             1,571,392      404,710       669,050



                             (continued)

            Boston Capital Tax Credit Fund IV L.P.

                March 31, 1996, 1995 and 1994



  NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)


  The fund has recorded low
    income housing tax credit
    adjusters not recorded by
    operating limited partnerships       848,609       12,066      528,196

    Other                               (133,415)      14,588       (8,281)
                                      ----------   ----------    ---------

    Equity per operating limited
    partnerships'combined finan-
    cial statements                  $74,312,473  $23,583,595   $13,084,496
                                      ==========   ==========    ==========

            Boston Capital Tax Credit Fund IV L.P.

                March 31, 1996, 1995 and 1994

  NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The fund's investment in operating limited partnerships at March 31, 1996 is summarized as follows (Series 26 invested in operating limited partnerships subsequent to December 31, 1995):

                                      Series 22    Series 23     Series 24
                                      ---------    ---------     ---------

  Capital contributions paid
    and to be paid to operating
    limited partnerships, net of
    tax credit adjusters             $18,588,729  $24,168,919   $ 9,062,050

    Acquisition costs of operat-
    ing limited partnerships           2,524,267    3,504,553     1,099,914

    Cumulative losses from oper-
    ating limited partnerships        (1,217,663)    (483,614)     (149,023)
                                       ---------    ---------     ---------


    Investment per balance sheet      19,895,333   27,189,858    10,012,941


    The fund has recorded capital
    contributions to the operat-
    ing limited partnerships
    during the year ended March
    31, 1996 which have not been
    included in the partnership's
    capital account included in
    the operating limited part-
    nerships' financial statements
    as of December 31, 1995           (5,579,755) (10,478,235)   (5,332,230)


    The fund has recorded acqui-
    sition costs at March 31,
    1996 which have not been
    recorded in the net assets
    of the operating limited
    partnerships                        (408,943)  (1,264,682)     (258,471)


    Cumulative losses from oper-
    ating limited partnerships
    for the three months ended
    March 31, 1996 which the
    operating limited partner-
    ships have not included in
    their capital as of December
    31, 1995                             260,580      182,761        54,291

                         (continued)

            Boston Capital Tax Credit Fund IV L.P.

                March 31, 1996, 1995 and 1994



    NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)


The fund has recorded low income
housing tax credit adjusters not
recorded by operating limited
partnerships                             196,020       99,482        12,845

Other                                   (139,722)           -             -
                                       ---------    ---------     ---------

Equity per operating limited
partnerships' combined financial
statements                           $14,223,513  $15,729,184    $4,489,376
                                      ==========   ==========     =========

              Boston Capital Tax Credit Fund IV L.P.

                  March 31, 1996, 1995 and 1994



NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The fund's investment in operating limited partnerships at March 31, 1996 is summarized as follows (Series 26 invested in operating limited partnerships subsequent to December 31, 1995):

                                                   Series 25       Series 26
                                                   ---------       ---------

  Capital contributions paid and to be
  paid to operating limited partnerships,
  net of tax credit adjusters                     $ 6,851,392    $ 3,243,883

  Acquisition costs of operating limited
  partnerships                                        989,473        375,079

  Cumulative income (losses) from operating
  limited partnerships                                 22,315              -
                                                   ----------     ----------
  Investment per balance sheet                      7,863,180      3,618,962


  The fund has recorded capital contributions to
  the operating limited partnerships during the
  year ended March 31, 1996 which have not been
  included in the partnership's capital account
  included in the operating limited partnerships'
  financial statements as of December 31,
  1995                                             (3,996,920)   (3,243,883)

  The fund has recorded acquisition costs
  at March 31, 1996 which have not been
  recorded in the net assets of the
  operating limited partnerships                     (663,951)     (375,079)

  Cumulative losses from operating
  limited partnerships for the three
  months ended March 31, 1996 which the
  operating limited partnerships have not
  included in their capital as of
  December 31, 1995                                         -            -

  The fund has recorded low income
  housing tax credit adjusters not
  recorded by operating limited
  partnerships                                              -            -

                                                            -            -
  Other                                            ----------    ---------


  Equity per operating limited partnerships'
  combined financial statements                   $ 3,202,309   $         -
                                                   ==========    ==========

             Boston Capital Tax Credit Fund IV L.P.
           NOTES TO FINANCIAL STATEMENTS - CONTINUED
                 March 31, 1996, 1995 and 1994

  NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The fund's investment in operating limited partnerships at March 31, 1995 is summarized as follows (Series 23 invested in operating limited partnerships subsequent to December 31, 1994):

                                         Total    Series 20     Series 21
                                       ---------  ---------     ---------
  Capital contributions paid and to
  be paid to operating limited part-
  nerships, net of tax credit
  adjusters                           $65,723,189 $28,530,940  $13,872,728

  Acquisition costs of operating
  limited partnerships                  8,560,207   3,726,294    1,923,140

  Cumulative losses from operating
  limited partnerships
                                         (884,379)   (544,795)     (277,472)
                                       ----------  ----------    ----------

  Investment per balance sheet         73,399,017  31,712,439    15,518,396

  The fund has recorded capital
  contributions to the operating
  limited partnerships during the
  year ended March 31, 1995 which
  have not been included in the
  partnership's capital account inc-
  luded in the operating limited
  partnerships' financial statements
  as of December 31, 1994             (30,084,462) (10,562,568)  (5,006,069)

  The fund has recorded acquisition
  costs at March 31, 1995 which have
  not been recorded in the net
  assets of the operating limited
  partnerships                         (2,196,257)    (140,745)   (773,701)

  Cumulative losses from operating
  limited partnerships for the three
  months ended March 31, 1995 which
  the operating limited partnerships
  have not included in their capital
  as of December 31, 1994                 510,920      256,785      207,215

  The fund has recorded low income
  housing tax credit adjusters not
  recorded by operating limited
  partnerships                             25,439       25,439           -

  Other                                 2,159,284    2,204,990      (3,399)
                                       ----------   ----------  ----------
  Equity per operating limited part-
  nerships'combined financial
  statements                          $43,813,941  $23,496,340 $ 9,942,442
                                       ==========   ==========  ==========

             Boston Capital Tax Credit Fund IV L.P.
           NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  March 31, 1996, 1995 and 1994

  NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The fund's investment in operating limited partnerships at March 31, 1995 is summarized as follows (Series 23 invested in operating limited partnerships subsequent to December 31, 1994):

                                                   Series 22   Series 23
                                                   ---------   ---------
  Capital contributions paid and to
  be paid to operating limited part-
  nerships, net of tax credit
  adjusters                                      $18,104,262   $5,215,259

  Acquisition costs of operating
  limited partnerships                             2,160,633      750,140

  Cumulative losses from operating
  limited partnerships                               (62,112)           -
                                                  ----------    ---------

  Investment per balance sheet                    20,202,783    5,965,399

  The fund has recorded capital con-
  tributions to the operating limited
  partnerships during the year ended
  March 31, 1995 which have not been
  included in the partnership's
  capital account included in the
  operating limited partnerships'
  financial statements as of
  December 31, 1994                               (9,300,566)  (5,215,259)

  The fund has recorded acquisition
  costs at March 31, 1995 which have
  not been recorded in the net assets
  of the operating limited
  partnerships                                      (531,671)    (750,140)

  Cumulative losses from operating
  limited partnerships for the three
  months ended March 31, 1995 which
  the operating limited partnerships
  have not included in their capital
  as of December 31, 1994                             46,920            -

  The fund has recorded low income
  housing tax credit adjusters not
  recorded by operating limited
  partnerships                                             -            -

  Other                                              (42,307)           -
                                                  ----------    ---------

  Equity per operating limited partner-
  ships' combined financial statements           $10,375,159   $        -
                                                  ==========    =========

             Boston Capital Tax Credit Fund IV L.P.
           NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  March 31, 1996, 1995 and 1994




  NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized balance sheets of the operating limited partnerships in which Series 20 through Series 25 hold an interest as of December 31, 1995 are as follows (Series 26 invested in operating limited partnerships subsequent to December 31, 1995):

               COMBINED SUMMARIZED BALANCE SHEETS



                                                                  Total
                                                                ---------

                  ASSETS

  Buildings and improvements,
    net of accumulated depreciation                          $278,747,187

  Construction in progress                                     32,806,668

  Land                                                         17,941,137

  Other assets                                                 28,827,567
                                                              -----------
                                                             $358,322,559
                                                              ===========

        LIABILITIES AND PARTNERS' CAPITAL

  Mortgage and construction
    loans payable                                            $185,270,456

  Accounts payable and accrued expenses                        15,862,055

  Other liabilities                                            52,016,135
                                                              -----------
                                                              253,148,646
                                                              -----------
            PARTNERS' CAPITAL

  Boston Capital Tax Credit Fund IV L.P.                       74,312,473

  Other partners                                               30,861,440
                                                              -----------
                                                              105,173,913
                                                              -----------
                                                             $358,322,559
                                                              ===========

             Boston Capital Tax Credit Fund IV L.P.
           NOTES TO FINANCIAL STATEMENTS - CONTINUED
                 March 31, 1996, 1995 and 1994




  NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

The combined summarized balance sheets of the operating limited partnerships in which Series 20 through Series 25 hold an interest as of December 31, 1995 are as follows (Series 26 invested in operating limited partnerships subsequent to December 31, 1995):

                COMBINED SUMMARIZED BALANCE SHEETS


                                      Series 20   Series 21     Series 22
                                      ---------   ---------     ---------

                ASSETS

Buildings and improvements,
  net of accumulated depreciation   $ 95,067,822 $42,625,428  $72,173,444

Construction in progress                       -           -   11,652,818

Land                                   6,345,961   2,992,626    3,961,500

Other assets                           4,713,093   2,059,857    8,413,051
                                     -----------  ----------   ----------

                                    $106,126,876 $47,677,911  $96,200,813
                                     ===========  ==========   ==========

      LIABILITIES AND PARTNERS' CAPITAL

Mortgage and construction
  loans payable                     $ 55,249,391 $25,117,196  $51,698,932

Accounts payable and accrued
  expenses                             3,814,947   1,102,655    5,728,592

Other liabilities                     16,817,098   6,745,259   11,983,216
                                      ----------  ----------   ----------

                                      75,881,436  32,965,110   69,410,740
                                      ----------  ----------   ----------
          PARTNERS' CAPITAL

Boston Capital Tax Credit
  Fund IV L.P.                        23,583,595  13,084,496   14,223,513

Other partners                         6,661,845   1,628,305   12,566,560
                                     -----------  ----------   ----------

                                      30,245,440  14,712,801   26,790,073
                                     -----------  ----------   ----------

                                    $106,126,876 $47,677,911  $96,200,813
                                     ===========  ==========   ==========

              Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  March 31, 1996, 1995 and 1994




NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

 The combined summarized balance sheets of the operating limited partnerships in which Series 20 through Series 25 hold an interest as of December 31, 1995 are as follows (Series 26 invested in operating limited partnerships subsequent to December 31, 1995):

                COMBINED SUMMARIZED BALANCE SHEETS

                                      Series 23    Series 24     Series 25
                                      ---------    ---------     ---------
                 ASSETS

Buildings and improvements,
  net of accumulated depreciation    $54,454,592  $14,425,901   $        -

Construction in progress              15,965,088    3,324,020    1,864,742

Land                                   3,642,821      667,182      331,047

Other assets                           9,550,659    1,761,167    2,329,740
                                      ----------   ----------    ---------

                                     $83,613,160  $20,178,270   $4,525,529
                                      ==========   ==========    =========

      LIABILITIES AND PARTNERS' CAPITAL

Mortgage and construction
  loans payable                      $40,464,581  $12,144,300   $  596,056

Accounts payable and accrued
 expenses                              4,894,464      124,415      196,982


Other liabilities                     13,013,762    2,951,843      504,957
                                      ----------   ----------    ---------

                                      58,372,807   15,220,558    1,297,995
                                      ----------   ----------    ---------
          PARTNERS' CAPITAL

Boston Capital Tax Credit
  Fund IV L.P.                        15,729,184    4,489,376    3,202,309

Other partners                         9,511,169      468,336       25,225
                                      ----------   ----------    ---------

                                      25,240,353    4,957,712    3,227,534
                                      ----------   ----------    ---------

                                     $83,613,160  $20,178,270   $4,525,529
                                      ==========   ==========    =========

              Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED
                 March 31, 1996, 1995 and 1994

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

 The combined summarized balance sheets of the operating limited partnerships in which Series 20 through 22 hold an interest as of December 31, 1994 are as follows (Series 23 invested in operating limited partnerships subsequent to December 31, 1994):

                COMBINED SUMMARIZED BALANCE SHEETS

                                                     Total     Series 20
                                                  ---------    ---------
                ASSETS

Buildings and improvements,
  net of accumulated
  depreciation                                  $ 50,859,889  $38,768,060

Construction in progress                          38,794,107   17,124,393

Land                                              12,360,030    7,875,045

Other assets                                      13,858,064    3,427,816
                                                 -----------   ----------

                                                $115,872,090  $67,195,314
                                                 ===========   ==========

     LIABILITIES AND PARTNERS' CAPITAL

Mortgage and construction
  loans payable                                 $ 54,701,449  $30,967,219

Accounts payable and
  accrued expenses                                 3,290,684      892,327

Other liabilities                                 10,042,392    9,283,887
                                                 -----------   ----------

                                                  68,034,525   41,143,433
                                                 -----------   ----------
     PARTNERS' CAPITAL

Boston Capital Tax Credit
  Fund IV L.P.                                    43,813,941   23,496,340

Other partners                                     4,023,624    2,555,541
                                                 -----------   ----------

                                                  47,837,565   26,051,881
                                                 -----------   ----------

                                                $115,872,090  $67,195,314
                                                 ===========   ==========

              Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  March 31, 1996, 1995 and 1994

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

The combined summarized balance sheets of the operating limited partnerships in which Series 20 through Series 22 hold an interest as of December 31, 1994 are as follows (Series 23 invested in operating limited partnerships subsequent to December 31, 1994):

                COMBINED SUMMARIZED BALANCE SHEETS

                                                  Series 21    Series 22
                                                  ---------    ---------

               ASSETS

Buildings and improvements,
  net of accumulated
  depreciation                                   $10,798,204  $ 1,293,625

Construction in progress                          15,817,578    5,852,136

Land                                               3,095,241    1,389,744

Other assets                                       2,484,225    7,946,023
                                                  ----------   ----------

                                                 $32,195,248  $16,481,528
                                                  ==========   ==========

       LIABILITIES AND PARTNERS' CAPITAL

Mortgage and construction
  loans payable                                  $19,410,276  $ 4,323,954

Accounts payable and
  accrued expenses                                   970,903    1,427,454

Other liabilities                                    501,358      257,147
                                                  ----------   ----------

                                                  20,882,537    6,008,555
                                                  ----------   ----------

     PARTNERS' CAPITAL

Boston Capital Tax Credit
  Fund IV L.P.                                     9,942,442   10,375,159

Other partners                                     1,370,269       97,814
                                                  ----------   ----------

                                                  11,312,711   10,472,973
                                                  ----------   ----------

                                                 $32,195,248  $16,481,528
                                                  ==========   ==========

              Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  March 31, 1996, 1995 and 1994



NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1995 for operating limited partnerships in which Series 20 through Series 25 had an interest as of December 31, 1995 are as follows:

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                                                  Total
                                                                ---------

Revenue
  Rental                                                      $13,052,063
  Interest and other                                            1,808,412
                                                               ----------

                                                               14,860,475
                                                               ----------

Expenses
  Interest                                                      6,864,782
  Depreciation and amortization                                 6,000,625
  Taxes and insurance                                           1,525,131
  Repairs and maintenance                                       1,796,470
  Operating expenses                                            4,308,907
  Other expenses                                                1,230,131
                                                               ----------

                                                               21,726,046
                                                               ----------

      NET LOSS                                                $(6,865,571)
                                                               ==========
Net loss allocated to
  Boston Capital Tax Credit Fund IV L.P.                      $(4,416,989)
                                                               ==========

Net loss allocated to other partners                          $(2,448,582)
                                                               ==========

              Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  March 31, 1996, 1995 and 1994

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1995 for operating limited partnerships in which Series 20 through Series 25 had an interest as of December 31, 1995 are as follows:

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                                   Series 20    Series 21
                                                   ---------    ---------

Revenue
  Rental                                           $5,726,507  $3,238,710
  Interest and other                                  286,482     133,925
                                                    ---------   ---------

                                                    6,012,989   3,372,635
                                                    ---------   ---------

Expenses
  Interest                                          2,969,710   1,384,130
  Depreciation and amortization                     2,838,898     818,353
  Taxes and insurance                                 680,301     361,178
  Repairs and maintenance                             817,487     567,174
  Operating expenses                                2,158,179   1,006,645
  Other expenses                                      280,224      37,489
                                                    ---------   ---------

                                                    9,744,799   4,174,969
                                                    ---------   ---------

      NET LOSS                                     (3,731,810)   (802,334)
                                                    =========   =========


Net loss allocated to
  Boston Capital Tax Credit
  Fund IV L.P.                                    $(2,656,468)  $(440,751)
                                                   ==========    ========

Net loss allocated to
  other partners                                  $(1,075,342)  $(361,583)
                                                   ==========    ========

              Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  March 31, 1996, 1995 and 1994

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1995 for operating limited partnerships in which Series 20 through Series 25 had an interest as of December 31, 1995 are as follows:

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                                   Series 22    Series 23
                                                   ---------    ---------

Revenue
  Rental                                           $2,511,620  $1,113,969
  Interest and other                                  874,540     474,589
                                                    ---------   ---------

                                                    3,386,160   1,588,558
                                                    ---------   ---------

Expenses
  Interest                                          1,444,958     894,334
  Depreciation and amortization                     1,529,657     616,327
  Taxes and insurance                                 332,267      99,129
  Repairs and maintenance                             262,744     105,640
  Operating expenses                                  504,456     521,920
  Other expenses                                      881,526      30,488
                                                    ---------   ---------

                                                    4,955,608   2,267,838
                                                    ---------   ---------

      NET LOSS                                    $(1,569,448) $ (679,280)
                                                    =========   =========

Net loss allocated to
  Boston Capital Tax Credit
  Fund IV L.P.                                      $(946,500)  $(300,853)
                                                     ========    ========

Net loss allocated to
  other partners                                    $(622,948)  $(378,427)
                                                     ========    ========

              Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  March 31, 1996, 1995 and 1994

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1995 for operating limited partnerships in which Series 20 through Series 25 had an interest as of December 31, 1995 are as follows:

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                                   Series 24    Series 25
                                                   ---------    ---------

Revenue
  Rental                                             $461,257     $     -
  Interest and other                                   15,252      23,624
                                                      -------     -------

                                                      476,509      23,624
                                                      -------     -------
Expenses
  Interest                                            170,566       1,084
  Depreciation and amortization                       197,390           -
  Taxes and insurance                                  52,256           -
  Repairs and maintenance                              43,425           -
  Operating expenses                                  117,707           -
  Other expenses                                          404           -
                                                      -------     -------

      NET INCOME (LOSS)                               581,748       1,084
                                                      -------     -------

                                                    $(105,239)    $22,540
                                                      =======      ======
Net income (loss) allocated to
  Boston Capital Tax Credit
  Fund IV L.P.                                       $(94,732)    $22,315
                                                      =======      ======

Net income (loss) allocated to
  other partners                                     $(10,507)       $225
                                                      =======         ===

              Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  March 31, 1996, 1995 and 1994

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1994 for operating limited partnerships in which Series 20 through Series 22 had an interest as of December 31, 1994 are as follows:

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS


                                                     Total     Series 20
                                                   ---------    ---------

Revenue
  Rental                                           $2,447,201  $1,958,157
  Interest and other                                  122,004     103,240
                                                    ---------   ---------

                                                    2,569,205   2,061,397
                                                    ---------   ---------

Expenses
  Interest                                            586,221     397,351
  Depreciation and amortization                       653,525     519,058
  Taxes and insurance                                 239,127     218,546
  Repairs and maintenance                             398,964     363,813
  Operating expenses                                1,135,610     921,623
  Other expenses                                        9,569       8,210
                                                    ---------   ---------

                                                    3,023,016   2,428,601
                                                    ---------   ---------

      NET LOSS                                     $ (453,811) $ (367,204)
                                                    =========   =========



Net loss allocated to
  Boston Capital Tax Credit
  Fund IV L.P.                                      $(373,459)  $(288,010)
                                                     ========     =======


Net loss allocated to
  other partners                                     $(80,352)   $(79,194)
                                                      =======      ======

              Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  March 31, 1996, 1995 and 1994



NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1994 for operating limited partnerships in which Series 20 through Series 22 had an interest as of December 31, 1994 are as follows:

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS


                                                    Series 21   Series 22
                                                    ---------   ---------

Revenue
  Rental                                             $474,240    $ 14,804
  Interest and other                                   12,962       5,802
                                                      -------     -------

                                                      487,202      20,606
                                                      -------     -------

Expenses
  Interest                                            183,561       5,309
  Depreciation and amortization                       118,078      16,389
  Taxes and insurance                                  19,526       1,055
  Repairs and maintenance                              33,875       1,276
  Operating expenses                                  202,065      11,922
  Other expenses                                        1,359           -
                                                      -------     -------

                                                      558,464      35,951
                                                      -------     -------

      NET LOSS                                       $(71,262)   $(15,345)
                                                      =======     =======




Net loss allocated to
  Boston Capital Tax Credit
  Fund IV L.P.                                       $(70,257)   $(15,192)
                                                      =======      ======


Net loss allocated to other partners                  $(1,005)      $(153)
                                                       ======        ====

              Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  March 31, 1996, 1995 and 1994

NOTE D - NOTES RECEIVABLE

Notes receivable at March 31, 1996 and 1995 consist of advance installments of $14,869,904 and $8,161,953, respectively, of capital contributions to operating limited partnerships. Series 20 through Series 26 notes are comprised of non-interest bearing and interest bearing notes with rates ranging from prime plus 1% to 4.5%. Prime was 8.25% and 9% as of March 31, 1996 and 1995, respectively. These notes will be applied against future payments of capital contributions. The carrying value of the notes receivable at March 31, 1996 and 1995 approximates fair value. The notes at March 31, 1996 and 1995 by series are as follows:

                                         1996          1995
                                         ----          ----

                   Series 20      $ 1,808,615    $1,267,865
                   Series 21          321,165       854,946
                   Series 22        3,709,286     4,259,063
                   Series 23        3,902,391     1,780,079
                   Series 24        1,800,402             -
                   Series 25        1,924,960             -
                   Series 26        1,403,085             -
                                   ----------     ---------
                                  $14,869,904    $8,161,953
                                   ==========     =========

NOTE E - OTHER ASSETS

Other assets include $7,624,089 and $5,340,882 of cash held by an escrow agent at March 31, 1996 and 1995, respectively. The cash held for Series 20 through 26 at March 31, 1996 and Series 20 through 22 at March 31, 1995 represents capital contributions to be released to the operating limited partnerships when certain criteria have been met. The cash held for Series 23 at March 31, 1995 represents syndication proceeds held by an escrow agent released to the fund in April 1995. The escrows held at March 31, 1996 and 1995 by series are as follows:

                                         1996          1995
                                         ----          ----
                  Series 20        $   67,702    $  885,690
                  Series 21                 -       910,050
                  Series 22           533,330     3,144,330
                  Series 23           588,004       400,812
                  Series 24         2,704,644             -
                  Series 25         3,272,307             -
                  Series 26           458,102             -
                                    ---------     ---------
                                   $7,624,089    $5,340,882
                                    =========     =========

              Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  March 31, 1996, 1995 and 1994



NOTE F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX RETURN
         (Continued)

For income tax purposes, the fund reports using a December 31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1996 are reconciled as follows:


                                      Total
                                    ---------

  Net income (loss) for
    financial reporting
    purposes                      $(6,284,543)

  Operating limited
    partnership
    rents received
    in advance                         18,536

  Partnership fund
    management fee                    178,642

  Other                               324,282

  Excess of tax
    depreciation over
    book depreciation
    on operating limited
    partnership assets               (613,700)

  Difference due to
    fiscal year for book
    purposes and calendar
    year for tax purposes           1,026,336
                                   ----------


  Income (loss) for tax
    return purposes,
    December 31, 1995             $(5,350,447)
                                   ==========

              Boston Capital Tax Credit Fund IV L.P.

                  March 31, 1996, 1995 and 1994



NOTE F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX RETURN

For income tax purposes, the fund reports using a December 31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1996 are reconciled as follows:


                                   Series 20    Series 21
                                   ---------    ---------


  Net income (loss) for
    financial reporting
    purposes                     $(3,115,384) $(1,105,594)

  Operating limited
    partnership
    rents received
    in advance                        10,163        4,099

  Partnership fund
    management fee                    88,952       89,690

  Other                              148,346       80,653

  Excess of tax
    depreciation over
    book depreciation
    on operating limited
    partnership assets              (331,879)     (90,785)

  Difference due to
    fiscal year for book
    purposes and calendar
    year for tax purposes            135,973      458,885
                                  ----------     --------

  Income (Loss) for tax
    return purposes,
    December 31, 1995            $(3,063,829)   $(563,052)
                                  ==========     ========

              Boston Capital Tax Credit Fund IV L.P.

                  March 31, 1996, 1995 and 1994



NOTE F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX RETURN
         (Continued)

For income tax purposes, the fund reports using a December 31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1996 are reconciled as follows:


                                   Series 22    Series 23
                                   ---------    ---------


  Net income (loss) for
    financial reporting
    purposes                     $(1,386,839)   $(546,204)

  Operating limited
    partnership
    rents received
    in advance                         4,076          198

  Partnership fund
    management fee                         -            -

  Other                               25,367       95,307

  Excess of tax
    depreciation over
    book depreciation
    on operating limited
    partnership assets               (52,512)    (107,020)

  Difference due to
    fiscal year for book
    purposes and calendar
    year for tax purposes            230,417      209,334
                                  ----------     --------

  Income (Loss) for tax
    return purposes,
    December 31, 1995            $(1,179,491)   $(348,385)
                                  ==========     ========

              Boston Capital Tax Credit Fund IV L.P.

                  March 31, 1996, 1995 and 1994



NOTE F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX RETURN
         (Continued)

For income tax purposes, the fund reports using a December 31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1996 are reconciled as follows:


                                   Series 24    Series 25  Series 26
                                   ---------    ---------  ---------


  Net income (loss) for
    financial reporting
    purposes                       $(143,857)     $40,545   $(27,210)

  Operating limited
    partnership
    rents received
    in advance                             -            -          -

  Partnership fund
    management fee                         -            -          -

  Other                               (4,558)     (20,833)

  Excess of tax
    depreciation over
    book depreciation
    on operating limited
    partnership assets               (31,504)           -

  Difference due to
    fiscal year for book
    purposes and calendar
    year for tax purposes            (26,058)      (9,425)    27,210
                                    --------       ------    -------

  Income (Loss) for tax
    return purposes,
    December 31, 1995              $(205,977)     $10,287   $      -
                                    ========       ======    =======

              Boston Capital Tax Credit Fund IV L.P.

                  March 31, 1996, 1995 and 1994



NOTE F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX RETURN
         (Continued)

For income tax purposes, the fund reports using a December 31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1995 are reconciled as follows:


                                     Total      Series 20  Series 21
                                   ---------    ---------  ---------


  Net income (loss) for
    financial reporting
    purposes                     $(1,340,471)   $(811,869) $(385,257)

  Operating limited
    partnership
    rents received
    in advance                         4,186        4,186         -

  Partnership fund
    management fee                   292,447      150,184     88,567

  Other                              121,512       66,434     55,096

  Excess of tax
    depreciation over
    book depreciation
    on operating limited
    partnership assets               (56,554)     (50,061)    (6,493)

  Difference due to
    fiscal year for book
    purposes and calendar
    year for tax purposes            487,050      241,218    192,532
                                  ----------     --------    -------

  Loss for tax return
    purposes, December 31,
    1994                         $  (491,830)   $(399,908) $ (55,555)
                                  ==========     ========    =======

              Boston Capital Tax Credit Fund IV L.P.

                  March 31, 1996, 1995 and 1994



NOTE F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX RETURN
         (Continued)

For income tax purposes, the fund reports using a December 31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1995 are reconciled as follows:


                                   Series 22    Series 23
                                   ---------    ---------


  Net income (loss) for
    financial reporting
    purposes                       $(134,388)     $(8,957)

  Operating limited
    partnership
    rents received
    in advance                             -            -

  Partnership fund
    management fee                    53,696            -

  Other                                  (18)           -

  Excess of tax
    depreciation over
    book depreciation
    on operating limited
    partnership assets                     -            -

  Difference due to
    fiscal year for book
    purposes and calendar
    year for tax purposes             44,343        8,957
                                    --------       ------

  Loss for tax return
    purposes,
    December 31, 1994              $ (36,367)     $     -
                                    ========       ======

              Boston Capital Tax Credit Fund IV L.P.

                  March 31, 1996, 1995 and 1994




NOTE F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX RETURN
         (Continued)


The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1996, the differences are as follows:

                                                                Total
                                                              ---------


  Investment in operating limited
    partnerships - tax return
    December 31, 1995                                      $104,284,061


  Operating limited partnerships
    acquired during the three
    month period ended March
    31, 1996                                                  6,346,345

  Historic tax credits - cumulative                             794,154

  Less share of loss - three months
    ended March 31, 1996                                     (1,566,783)

  Other                                                       1,978,801
                                                            -----------
Investment in operating limited
    partnerships - as reported                             $111,836,578
                                                            ===========

              Boston Capital Tax Credit Fund IV L.P.

                  March 31, 1996, 1995 and 1994




NOTE F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX RETURN
         (Continued)

The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1996, the differences are as follows:

                                                 Series 20    Series 21
                                                 ---------    ---------


  Investment in operating limited
    partnerships - tax return
    December 31, 1995                          $28,530,319  $15,405,479


  Operating limited partnerships
    acquired during the three
    month period ended March
    31, 1996                                             -            -

  Historic tax credits - cumulative                570,617            -

  Less share of loss - three months
    ended March 31, 1996                         (404,,710)    (669,050)

  Other                                            152,812     (329,163)
                                                ----------   ----------
  Investment in operating limited
    partnerships - as reported                 $28,849,038  $14,407,266
                                                ==========   ==========

              Boston Capital Tax Credit Fund IV L.P.

                  March 31, 1996, 1995 and 1994




NOTE F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX RETURN
         (Continued)

The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1996, the differences are as follows:

                                                 Series 22    Series 23
                                                 ---------    ---------


  Investment in operating limited
    partnerships - tax return
    December 31, 1995                          $20,117,777  $27,438,844


  Operating limited partnerships
    acquired during the three
    month period ended March
    31, 1996                                             -            -

  Historic tax credits - cumulative                223,537            -

  Less share of loss - three months
    ended March 31, 1996                          (255,971)    (182,761)

  Other                                           (190,010)     (66,225)
                                                ----------   ----------

  Investment in operating limited
    partnerships - as reported                 $19,895,333  $27,189,858
                                                ==========   ==========

              Boston Capital Tax Credit Fund IV L.P.

                  March 31, 1996, 1995 and 1994




NOTE F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX RETURN
         (Continued)

The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1996, the differences are as follows:

                                         Series 24  Series 25   Series 26
                                         ---------  ---------   ---------


  Investment in operating limited
    partnerships - tax return
    December 31, 1995                  $ 6,827,711 $5,963,931  $        -


  Operating limited partnerships
    acquired during the three
    month period ended March
    31, 1996                               848,967  1,878,416   3,618,962

  Historic tax credits - cumulative              -          -           -

  Less share of loss - three months
    ended March 31, 1996                   (54,291)         -           -

  Other                                  2,390,554     20,833           -
                                        ----------  ---------   ---------

  Investment in operating limited
    partnerships - as reported         $10,012,941 $7,863,180  $3,618,962
                                        ==========  =========   =========

              Boston Capital Tax Credit Fund IV L.P.

                  March 31, 1996, 1995 and 1994




NOTE F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX RETURN
         (Continued)

The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1995, the differences are as follows:

                                          Total     Series 20   Series 21
                                        ---------   ---------   ---------

  Investment in operating limited
    partnerships - tax return
    December 31, 1995                 $61,928,019 $31,527,718 $15,750,906


  Operating limited partnerships
    acquired during the three
    month period ended March
    31, 1995                           13,250,693           -           -

  Historic tax credits - cumulative       423,300     423,300           -

  Less share of loss - three months
    ended March 31, 1995                 (510,920)   (256,785)   (207,215)

  Other                                (1,692,075)     18,206     (25,295)
                                       ----------  ----------  ----------

  Investment in operating limited
    partnerships - as reported        $73,399,017 $31,712,439 $15,518,396
                                       ==========  ==========  ==========

              Boston Capital Tax Credit Fund IV L.P.

                  March 31, 1996, 1995 and 1994




NOTE F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX RETURN
         (Continued)


The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1995, the differences are as follows:

                                                Series 22    Series 23
                                                ---------    ---------

  Investment in operating limited
    partnerships - tax return
    December 31, 1995                         $14,649,395   $        -


  Operating limited partnerships
    acquired during the three
    month period ended March
    31, 1995                                    7,285,294    5,965,399

  Historic tax credit - cumulative                      -            -

  Less share of loss - three months
    ended March 31, 1995                          (46,920)           -

  Other                                        (1,684,986)           -
                                               ----------    ---------

  Investment in operating limited
    partnerships - as reported                $20,202,783   $5,965,399
                                               ==========    =========

              Boston Capital Tax Credit Fund IV L.P.

                  March 31, 1996, 1995 and 1994



NOTE G - INVESTMENTS AVAILABLE-FOR-SALE

At March 31, 1996, the amortized cost and fair value of investments available-for-sale are as follows:
                                          Gross         Gross
                            Amortized   unrealized    unrealized      Fair
                               cost        gains         losses       value
                            ---------   ----------    ----------      -----

  Tax exempt
    municipal bonds       $17,895,521       $30,286    $(3,312)  $17,922,495
  Other                       538,663             -          -       538,663
                           ----------        ------     ------    ----------

                          $18,434,184       $30,286    $(3,312)  $18,461,158
                           ==========        ======     ======    ==========






The amortized cost and fair value of securities available-for-sale as of March 31, 1996 is shown below:

                                                    Amortized     Fair
                                                      cost        value
                                                    ---------     -----

  Due in one year or less                         $13,995,128 $14,015,544
  Due after one year through two years              4,439,056   4,445,614
                                                   ----------  ----------

                                                  $18,434,184 $18,461,158
                                                   ==========  ==========


Proceeds and periods from sales and maturities of investments during the year ended March 31, 1996 was $2,552,445 resulting in a realized gain of $16,808 included in interest income.

In selecting investments to purchase and sell the general partner and it's advisors stringently monitor the ratings of the investments and safety of principal. The tax-exempt coupon rates for the investments held during the year ranged from 4% to 9%.

              Boston Capital Tax Credit Fund IV L.P.

                  March 31, 1996, 1995 and 1994



NOTE G - INVESTMENTS AVAILABLE-FOR-SALE (Continued)

At March 31, 1995, the amortized cost and fair value of investments available-for-sale are as follows:

                                          Gross         Gross
                            Amortized   unrealized    unrealized      Fair
                               cost        gains         losses       value
                            ---------   ----------    ----------      -----

  Tax exempt
    municipal bonds        $3,171,994       $7,806       $(1,135) $3,178,665
  Other                       509,474            -             -     509,474
                            ---------        -----        ------   ---------

                           $3,681,468       $7,806       $(1,135) $3,688,139
                            =========        =====        ======   =========


The amortized cost and fair value of securities available-for-sale as of March 31, 1995 is shown below:

                                                    Amortized     Fair
                                                      cost        value
                                                    ---------     -----

  Due in one year or less                          $3,417,832  $3,420,439
  Due after one year through two years                263,636     267,700
                                                    ---------   ---------

                                                   $3,681,468  $3,688,139
                                                    =========   =========


Proceeds and periods from sales and maturities of investments during the year ended March 31, 1995 was $1,076,250 resulting in a realized gain of $880 included in interest income.

In selecting investments to purchase and sell the general partner and it's advisors stringently monitor the ratings of the investments and safety of principal. The tax-exempt coupon rates for the investments held during the year ranged from 3.6% to 7.85%.


NOTE H - CONCENTRATION OF CREDIT RISK

The fund maintains its cash balances at a number of banks. The deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 at each bank. The balances in and between banks fluctuates daily. The amount of deposits, as well as the institutions that they are deposited in, are continually monitored by the general partner. As of March 31, 1996, the uninsured portion of the cash balances on deposit was $137,462.

              Boston Capital Tax Credit Fund IV L.P.

                  March 31, 1996, 1995 and 1994




NOTE I - CASH EQUIVALENTS

Cash equivalents of $18,554,869 and $9,185,472 as of March 31, 1996 and 1995, respectively, include tax exempt sweep accounts and money market accounts with interest rate ranging from 2.25% to 5.3% per annum.



                                    Boston Capital Tax Credit Fund IV L.P. - Series 20
                               Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                              Subsequent
                               Initial       capitalized          Gross amount at which
                            cost to company     costs**         carried at close of period
                            ---------------  -----------        --------------------------
                                   Buildings                          Buildings                Accum.   Con-    Acq-   Depre-
               Encum-               and im-      Improve-              and im-                 Depre-   struct  uired  ciation
Description   brances      Land    provements     ments       Land    provements       Total   ciation  Date    Date   Life
- ------------------------------------------------------------------------------------------------------------------------------
2730 Lafferty
Street              0     435,550   3,717,895   4,205,896    435,550   7,923,791    8,359,341   184,194  09/95  06/94   5-27.5

Ashbury
Apts.       1,341,817     148,007   2,158,237      21,355    148,007   2,179,592    2,327,599   183,603  06/94  04/94   5-27.5

Bennets Pt. 1,356,354      71,749   1,557,622      13,314     71,749   1,570,936    1,642,685   103,454  08/94  03/94   5-27.5

Bradley
Elderly       805,930       4,000     986,204           0      4,000     986,204      990,204    31,238  03/95  06/94   5-27.5

Breeze Cove 2,854,332     128,751   5,333,835           0    128,751   5,333,835    5,462,586   353,538  10/94  05/94   5-27.5

Cascades
Commons    15,934,407   5,131,293   2,743,532  23,184,482  3,375,809  25,928,014   29,303,823   556,702  10/95  06/94   5-27.5

Clarksville
Estates       704,731      28,550     838,235         850     28,550     839,085      867,635    88,418  09/94  06/94   5-27.5

College
Green       3,820,685     225,000   6,774,847           0    225,000   6,774,847    6,999,847   143,806  08/95  03/95   5-27.5

Concordia
Housing, I  1,478,576           0   1,997,510           0          0   1,997,510    1,997,510     9,947  07/95  08/94    10-40

                                    Boston Capital Tax Credit Fund IV L.P. - Series 20
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                              Subsequent
                               Initial       capitalized   Gross amount at which
                            cost to company     costs**   carried at close of period
                            ---------------  -----------  --------------------------
                                   Buildings                            Buildings             Accum.   Con-    Acq-   Depre-
                 Encum-             and im-       Improve-               and im-              Depre-   struct  uired  ciation
Description     brances    Land    provements      ments       Land     provements    Total   ciation  Date    Date   Life
- ------------------------------------------------------------------------------------------------------------------------------
Coushatta
Sr., II       718,558      25,700     904,920           0     25,700     904,920      930,620    33,205  03/94  05/94   5-27.5

Cynthiana
Properties    836,766      32,117   1,016,135     678,695     32,117   1.694,830    1,726,947   116,290  04/95  10/94   5-27.5

East Douglas
Apts.       2,156,036      23,913   2,593,259   1,099,121     23,913   3,692,380    3,716,293    84,358  12/95  07/94   5-27.5

Edison Lane   725,448       6,900     951,249           0      6,900     951,249      958,149     5,523  10/95  09/94   5-27.5

Ecergreen
Hills       2,844,485     157,537   4,337,312     558,173    157,537   4,895,485    5,053,022   285,883  01/95  08/94   5-27.5

Fair Oaks
Lane        1,424,516     123,600   1,762,040           0    125,000   1,762,040    1,887,040    38,872  05/95  07/94   5-27.5

Floral
Acres II    1,043,311     148,672   1,187,134           0    148,672   1,187,134    1,335,806    40,807  08/94  05/94   5-27.5

Forest Glen
Village     1,341,790      84,800   1,661,326           0    109,800   1,661,326    1,771,126    57,426  02/95  07/94   5-27.5

Franklinton
Elderly     1,721,808      64,300   2,074,319           0     64,300   2,074,319    2,138,619    61,888  10/94  04/94   5-50

Goldenrod,
Ltd.        7,691,859     800,000  13,323,746           0    770,000  13,323,746   14,093,746   357,162  06/95  04/94   5-27.5

                                     Boston Capital Tax Credit Fund IV L.P. - Series 20
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                              Subsequent
                               Initial       capitalized   Gross amount at which
                            cost to company     costs**   carried at close of period
                            ---------------  -----------  --------------------------
                                  Buildings                         Buildings                 Accum.   Con-   Acq-   Depre-
               Encum-              and im-     Improve-             and im-                   Depre-   struct uired  ciation
Description   brances     Land    provements    ments       Land    provements      Total     ciation  Date   Date   Life
- -----------------------------------------------------------------------------------------------------------------------------
Harrisonburg
Senior        698,354     10,160     877,026           0     10,160     877,026      887,186     42,318  01/94  05/94   7-40

Northfield
Apts.       2,689,993    192,208   4,326,388   1,825,847    193,208   6,152,235    6,345,443    188,224  05/95  06/94   5-27.5

Parkside
Housing       716,378     80,000     943,917           0     80,000     943,917    1,023,917     41,411  01/94  12/94   5.27.5

Shady Lane
Sr. Apts      957,686     60,000   1,157,181           0     60,000   1,157,181    1,217,181     63,000  10/93  05/94   5.27.5

Virginia
Avenue      1,385,571    121,238   3,510,339       5,299    121,238   3,515,638    3,636,876    188,151  10/94  10/94   5-27.5
           ----------  ---------  ----------  ----------  ---------  ----------  -----------  ---------
           55,249,391  8,104,045  66,734,208  31,593,032  6,345,961  98,327,240  104,673,201  3,259,418
           ==========  =========  ==========  ==========  =========  ==========  ===========  =========


Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31,
1995.Decrease due to reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1995.  The column has been omitted for presentation purposes.

Notes to Schedule III
Boston Capital Tax Credit Fund IV L.P. - Series 20

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/94..........................$          0

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc................................. 47,152,331
    Other.............................................          0

                                                                 $ 47,152,331

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                                  -----------
 Balance at close of period - 03/31/95...........................$ 47,152,331

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................  6,999,847
    Improvements, etc................................. 50,521,023
    Other.............................................          0
                                                                    ----------
                                                                 $  57,520,870

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other..............................................         0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/96............................$104,673,201
                                                                  ===========


Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/94.........................$         0

  Current year additions*...............................$  509,226
                                                         ---------

Balance at close of period - 3/31/95..............................$   509,226

  Current year additions*...............................$2,750,192
                                                         ---------

Balance at close of period - 3/31/96..............................$ 3,259,418
                                                                   ==========

*_Total includes current year expenses and amounts capitalized to building basis.


                                    Boston Capital Tax Credit Fund IV L.P. - Series 21
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                              Subsequent
                               Initial       capitalized      Gross amount at which
                            cost to company     costs**     carried at close of period
                            ---------------  -----------    --------------------------
                                   Buildings                       Buildings                 Accum.   Con-    Acq-   Depre-
                 Encum-             and im-     Improve-            and im-                  Depre-   struct  uired  ciation
Description     brances    Land    provements    ments      Land   provements    Total       ciation  Date    Date   Life
- ----------------------------------------------------------------------------------------------------------------------------
Atlantic
City           5,750,000    100,000   8,334,766  796,805    100,000   9,131,571   9,231,571    190,799  10/95  09/94   5-27.5

Black
River Run        125,000     15,000   2,171,360        0     15,000   2,171,360   2,186,360     57,921  12/94  10/94   5-27.5

Campton
Housing        1,049,642     74,511   1,256,245    1,100     74,511   1,257,345   1,331,856     41,250  10/94  08/94   5-40

Cattaragus
Manor          1,146,696     56,630   1,238,241        0     56,630   1,238,241   1,294,871     23,087  04/95  08/94   5-27.5

Centrum
Fairfax        4,564,596  1,160,250   7,247,614        0  1,160,250   7,247,614   8,407,864     30,829  09/95  11/94   5-30

Centrum
Frederick      4,309,428  1,380,000   6,922,259        0  1,080,000   6,922.259   8,002,259     59,720  09/95  10/94   5-27.5

Crosby
Country          855,601     40,020   1,472,655        0     40,020   1,472,655   1,512,675    106,204  12/94  12/95   5-27.5

Fort Halifax   1,189,244    120,000   1,324,762  194,116    121,200   1,518,878   1,640,078     77,115  01/95  09/94   5-27.5

Havelock
Manor          1,871,171    120,000   2,194,078        0    120,000   2,194,078   2,314,078     43,910   UC    12/94   5-27.5

                                     Boston Capital Tax Credit Fund IV L.P. - Series 21
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                              Subsequent
                                Initial       capitalized     Gross amount at which
                             cost to company     costs**    carried at close of period
                             ---------------  -----------   --------------------------
                                      Buildings                      Buildings                  Accum.   Con-   Acq-   Depre-
                 Encum-                and im-     Improve-           and im-                   Depre-   struct uired  ciation
Description     brances      Land     provements    ments     Land   provements      Total      ciation  Date   Date   Life
- ------------------------------------------------------------------------------------------------------------------------------
Holly
Village          721,666     15,270      962,236        0     15,270     962,236      977,506    21,707  06/95  08/94   5-27.5

Live Oak
Village          750,041     63,210      899,606        0     63,210     899,606      962,816    12,310  07/95  10/94   6-40

Lookout
Ridge            694,950     62,000    1,639,096        0     62,000   1,639,096    1,701,096    59,603  12/94  12/94   27.5

Pinedale II            0     27,906    2,876,158        0     27,906   2,876,158    2,904,064    81,060  12/94  10/94   5-27.5

Pumphouse
Crossing II      946,317     10,000    2,431,087        0     10,000   2,431,087    2,441,087    74,073  12/94  10/94   5-27.5

Tower View     1,142,844     46,629    1,571,026        0     46,629   1,571,026    1,617,655    28,194  05/95  11/94   5-27.5
              ----------  ---------   ----------  -------  ---------  ----------   ----------   -------
              25,117,196  3,291,426   42,541,189  992,021  2,992,626  43,533,210   46,525.836   907,782
              ==========  =========   ==========  =======  =========  ==========   ==========   =======


Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31,
1995.

*Decrease due to reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1995.  The column has been omitted for presentation purposes.



Notes to Schedule III
Boston Capital Tax Credit Fund IV L.P. - Series 21

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/94..........................$          0

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................ 14,011,014
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------
                                                                 $ 14,011,014
  Deductions during period:

    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/95............................$ 14,011,014

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................  31,821,601
    Improvements, etc................................     693,221
    Other............................................           0
                                                      -----------
                                                                 $ 32,514,822
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/96............................$ 46,525,836
                                                                  ===========



Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/94.........................$         0

  Current year expense..................................$  117,569
                                                         ---------
Balance at close of period - 3/31/95..............................$   117,569

  Current year expense..................................$  790,213
                                                         ---------
Balance at close of period - 3/31/96..............................$   907,782
                                                                   ==========



                                     Boston Capital Tax Credit Fund L.P. - Series 22
                               Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                              Subsequent
                               Initial       capitalized   Gross amount at which
                            cost to company     costs**   carried at close of period
                            ---------------  -----------  --------------------------
                                     Buildings                        Buildings                Accum.   Con-    Acq-   Depre-
                Encum-               and im-     Improve-             and im-                  Depre-   struct  uired  ciation
Description    brances      Land    provements    ments       Land   provements      Total     ciation  Date    Date   Life
- ------------------------------------------------------------------------------------------------------------------------------
Albamarle
Village       1,498,457     91,280   1,720,443          0     91,280   1,720,443   1,811,723    105,802  09/94  09/94   5-27.5

Aurora
Housing         533,263          0     748,217          0          0     748,217     748,217     49,909  01/94  04/95   5-27.5

Bayou
Crossing      7,682,437    867,209  16,061,472          0    857,500  16,061,472  16,918,972     91,278  01/96  11/94   12-39

Bellwood
Gardens       1,262,915     64,715   1,505,852          0     64,715   1,505,852   1,570,567     14,278  07/95  09/95   5-27.5

Birch Ridge   2,597,843    178,000           0          0    178,000           0     178,000          0  03/96  01/95   5-40

Black River
Run           1,200,000     15,000   2,171,360          0     15,000   2,171,360   2,186,360     57,921  12/94  04/95   5-27.5

Clarendon
Court         1,463,044     41,930   1,799,906          0     41,930   1,799,906   1,841,836     58,253  04/95  10/94   7-27.5

Cobblestone
Village       1,428,936     79,567   1,679,627          0     79,567   1,679,627   1,759,194    113,931  05/94  01/95   5-27.5



                                    Boston Capital Tax Credit Fund IV L.P. - Series 22
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                              Subsequent
                               Initial       capitalized     Gross amount at which
                            cost to company     costs**     carried at close of period
                            ---------------  -----------    --------------------------
                                    Buildings                        Buildings                Accum.   Con-    Acq-   Depre-
                Encum-               and im-     Improve-             and im-                 Depre-   struct  uired  ciation
Description    brances      Land    provements    ments      Land    provements    Total      ciation  Date    Date   Life
- -----------------------------------------------------------------------------------------------------------------------------
Condordia
Housing II    1,508,245    169,820   1,854,563         0    169,820   1,854,563   2,024,383      9,449  11/95  01/95   10-40

Concordia
Housing III   1,366,124          0           0         0          0           0           0          0  12/95  02/95   10-40

Crosby
Country         855,601     40,020   1,472,655         0     40,020   1,472,655   1,512,675    106,204  12/94  12/95   5-27.5

Crystal City/
Festus        2,378,933    120,732   3,137,651         0    120,732   3,137,651   3,258,383     17,822  11/95  01/95   5-27.5

Drakes
Branch        1,278,375     75,473   1,511,490         0     75,473   1,511,490   1,586,963     32,939  06/95  01/95   5-27.5

Edmond
Properties    2,913,744    160,000           0         0    160,000           0     160,000          0  03/96  11/94   5-27.5

Elks
Tower           120,407     10,000   1,344,357         0     10,000   1,344,357   1,354,357      1,716     UC  10/95   27.5

Fonda LP      1,052,065     25,000   1,310,014    15,793     25,000   1,325,807   1,350,807     74,542  02/95  10/94   5-27.5

Goldenrod
Ltd.          7,691,859    770,000  13,323,746         0    770,000  13,323,746  14,093,746    357,162  06/95  03/95   7-27.5

Kimbark 1200
Associates    1,766,280    495,120   3,102,192         0    495,120   3,102,192   3,597,312     20,780  12/95  09/95   40



                                      Boston Capital Tax Credit Fund L.P. - Series 22
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                               Subsequent
                               Initial        capitalized       Gross amount at which
                            cost to company      costs**      carried at close of period
                            ---------------   -----------     --------------------------
                                    Buildings                        Buildings                Accum.    Con-    Acq-   Depre-
                 Encum-              and im-     Improve-             and im-                 Depre-    struct  uired  ciation
Description     brances     Land    provements    ments       Land   provements    Total      ciation   Date    Date   Life
- ------------------------------------------------------------------------------------------------------------------------------
Lake Street
Apts.         1,371,077     20,000   1,846,543         0     20,000   1,846,543   1,866,543     21,031   09/95   04/95  5-27.5

Leroy
Housing         897,336          0   1,591,114         0          0   1,591,114   1,591,114    124,537   12/94   12/95  5-27.5

Lost Tree     1,658,110     85,000   4,510,201         0     85,000   4.510,201   4,595,201     99,212   06/95   04/95  5-27.5

Marksville
Square          676,693     66,000     250,449         0     66,000     250,449     316,449          0   01/96   01/95  N/A

Philadelphia
Housing I       547,344     13,750     757,989         0     13,750     757,989     771,739      8,226   08/95   07/95  5-27.5

Philadelphia
Housing II      855,224     25,000   1,219,579         0     25,000   1,219,579   1,244,579     13,268   08/95   07/95  5-27.5

Quankey
Hills         1,025,903     51,368   1,189,397         0     51,368   1,189,397   1,240,765     38,700   03/95  01/95   5-27.5

Richmond
Hardin          988,033     55,000   2,143,538         0     55,232   2,143,538   2,198,770     79,123   02/95  12/94   5-27.5

Sacramento
Properties      439,292     18,000     575,442         0     18,000     575,442     593,442      6,280   09/95  08/95   5-27.5

Salem LP        984,499     33,093   1,132,389         0     33,093   1,132,389   1,165,482     51,759   12/94  01/95   5-27.5



                                      Boston Capital Tax Credit Fund L.P. - Series 22
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                               Subsequent
                               Initial         Capitalized     Gross amount at which
                            cost to company      costs**     carried at close of period
                            ---------------    -----------   --------------------------
                                    Buildings                        Buildings                Accum.   Con-    Acq-   Depre-
                 Encum-              and im-     Improve-             and im-                 Depre-   struct  uired  ciation
Description     brances    Land     provements    ments      Land    provements    Total      ciation  Date    Date   Life
- -----------------------------------------------------------------------------------------------------------------------------

Swedesboro
Housing       1,497,938    168,295   1,814,291         0    168,295   1,814,291   1,982,586     27,201  06/95  07/95   5-27.5

Troy Villa    2,158,955    231,605   4,084,841         0    231,605   4,084,841   4,316,446    120,344  06/95  12/94   5-27.5
             ----------  ---------  ----------    ------  ---------  ----------  ----------  ---------
             51,698,932  3,970,977  73,859,318    15,793  3,961,500  73,875,111  73,936,611  1,701,667
             ==========  =========  ==========    ======  =========  ==========  ==========  =========


Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31,
1995.Decrease due to reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1995.  The column has been omitted for presentation purposes.












                                                          F-93

Notes to Schedule III
Boston Capital Tax Credit Fund IV L.P. - Series 22

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/94..........................$          0

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................  2,699,758
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------
                                                                 $  2,699,758

  Deductions during period:

    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/95............................$  2,699,758

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................ 75,121,060
    Improvements, etc.................................     15,793
    Other.............................................          0
                                                       ----------
                                                                 $ 75,136,853

  Deductions during period:

    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/96............................$ 75,136,611
                                                                  ===========

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/95........................$          0

  Current year additions*..............................$  693,729
                                                        ---------
Balance at close of period - 3/31/96.............................$    693,729


  Current year additions*..............................$1,685,278
                                                        ---------
Balance at close of period - 3/31/96.............................$    693,729
                                                                   ===========

*_Total includes current year expense and amounts capitalized to building basis.



                                    Boston Capital Tax Credit Fund IV L.P. - Series 23
                               Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                                Subsequent
                                  Initial       capitalized   Gross amount at which
                              cost to company     costs**    carried at close of period
                              ---------------   -----------  --------------------------
                                    Buildings                        Buildings                Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-                 Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements    Total      ciation  Date    Date   Life
- -----------------------------------------------------------------------------------------------------------------------------
Barlee
Properties      865,736     64,000   1,641,754         0     64,000   1,641,754   1,705,754     10,599  11/95  07/94   5-30

Bayou
Crossing      7,682,437    857,500  16,061,472         0    857,500  16,061,472  16,918,972     91,278  01/96  02/95   12-39

Birch
Ridge         2,597,843    178,000           0         0    178,000           0     178,000          0  03/96  01/95   N/A

Broderick
Housing       2,200,000    275,037   4,540,011         0    275,037   4,540,011   4,815,048      4,976     UC  08/95   10-40

Colonna
Redevelopment 1,397,621    374,310   3,470,813         0    374,310   3,470,813   3,845,123     60,621  05/94  05/95   7-40

Concordia II
Housing       1,508,245    169,820   1,854,563         0    169,820   1,854,563   2,024,383      9,449  11/95  01/95   10-40

Concordia III
Housing       1,366,124          0           0         0          0           0           0          0  12/95  02/95   N/A

Crystal
City Festus   2,378,933    120,732   3,137,651         0    120,732   3,137,651   3,258,383     17,822  11/95  02/95   5-40

                                    Boston Capital Tax Credit Fund IV L.P. - Series 23
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                                Subsequent
                                Initial        capitalized       Gross amount at which
                             cost to company     costs**      carried at close of period
                             ---------------   -----------    --------------------------
                                     Buildings                       Buildings                 Accum.   Con-    Acq-   Depre-
                 Encum-               and im-     Improve-            and im-                  Depre-   struct  uired  ciation
Description     brances       Land   provements    ments      Land   provements       Total    ciation  Date    Date   Life
- ------------------------------------------------------------------------------------------------------------------------------
Edmond
Properties     2,913,744    160,000           0         0    160,000           0     160,000         0  03/96  11/94   N/A

Halls
Ferry Apts.      641,048      5,064   2,984,978         0      5,064   2,984,978   2,990,042     3,751  12/95  08/95   5-40

Hurleyville    1,038,041    143,182   1,549,696         0    143,182   1,549,696   1,692,878         0  12/95  07/95   N/A

Ithaca I Apts.   692,419     37,945     808,775         0     37,945     808,775     846,720    14,340  07/95  11/95   7-27.5

Kimbark 1200   1,766,280    495,120   3,102,192         0    495,120   3,102,192   3,597,312    20,780  12/95  09/95   5-40

Mathis Apts.     923,768     25,819   1,176,999         0     25,819   1,176,999   1,202,818    28,262  01/95  01/95   5-40

Mid City
Associates     3,175,335     15,058   6,616,466         0     15,058   6,616,466   6,631,524   350,616  06/94  09/95   5-27.5

Orange Grove     677,459     43,180     824,814         0     43,180     824,814     867,994    17,351  02/95  01/95   5-40

Philmont       1,503,856     40,000   1,885,476         0     40,000   1,885,476   1,925,476    50,268  05/95  05/95   5-40

Sacramento Sro
Properties       568,268          0           0         0          0           0           0         0      UC  09/95  N/A



                                    Boston Capital Tax Credit IV Fund L.P. - Series 23
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                                Subsequent
                               Initial         capitalized     Gross amount at which
                            cost to company      costs**     carried at close of period
                            ---------------    -----------   --------------------------
                                    Buildings                        Buildings               Accum.   Con-    Acq-   Depre-
                 Encum-              and im-     Improve-             and im-                Depre-   struct  uired  ciation
Description     brances    Land     provements    ments      Land    provements     Total    ciation  Date    Date   Life
- ----------------------------------------------------------------------------------------------------------------------------

South Hills   1,895,000    131,000   1,261,754         0    131,000   1,261,754   1,392,754     2,033  02/96  06/95   5-40

St. Peters
Villa         2,483,394    425,974           0         0    425,974           0     425,974         0  03/96  07/95   N/A

Village
Woods         1,854,966     51,080   3,637,023         0     51,080   3,637,023   3,688,103     3,789  12/95  05/95   5-40

Woodland
Properties      334,064     30,000     593,884         0     30,000     593,884     623,884     7,794  06/95  07/95   7-30
             ----------  ---------  ----------      ----  ---------  ----------  ----------   -------
             40,464,581  3,642,821  55,148,321         0  3,642,821  55,148,321  58,791,142   693,729
             ==========  =========  ==========      ====  =========  ==========  ==========   =======


Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31,
1995.Decrease due to reallocation of acquisition costs.

**There were no carrying costs as of December 31, 1995.  The column has been omitted for presentation purposes.








Notes to Schedule III
Boston Capital Tax Credit Fund IV L.P. - Series 23

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/95..........................$          0

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................ 58,791,142
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------
                                                                 $ 58,791,142

  Deductions during period:

    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/96............................$ 58,791,142
                                                                  ===========




Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/95.........................$         0

  Current year additions*...............................$  693,729
                                                         ---------
Balance at close of period - 3/31/96..............................$   693,729
                                                                   ==========

*_Total includes current year expense and amounts capitalized to building basis.


                                    Boston Capital Tax Credit Fund IV L.P. - Series 24
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                              Subsequent
                         Initial       capitalized   Gross amount at which
                            cost to company     costs**   carried at close of period
                            ---------------  -----------  --------------------------
                                   Buildings                       Buildings               Accum.   Con-    Acq-   Depre-
                 Encum-             and im-     Improve-            and im-                Depre-   struct  uired  ciation
Description     brances    Land    provements    ments    Land     provements    Total     ciation  Date    Date   Life
- --------------------------------------------------------------------------------------------------------------------------
Brooks
Summit Apts.      3,150    44,000           0        0    44,000         0       44,000         0       UC    12/95   N/A

Brownsville
Associates    1,212,064    58,945   1,476,197        0    58,945   1,476,197  1,535,142    20,636    09/95    09/95  5-40

Century
East IV Apts.   640,000    90,000     984,989        0    90,000     984,989  1,074,989     9,725    08/95    08/95  5-40

Century
East V Apts.    640,000    90,000     982,504        0    90,000     982,504  1,072,504     7,602    09/95    11/95  5-40

Commerce
Parkway         180,388         0           0        0         0           0           0        0       UC    09/95   N/A

Crow
River Apts.   2,328,878    40,000   4,096,393        0     40,000   4,096,393  4,136,393    74,492   06/95    12/95  5-40

Lake
I Apts.         624,693    85,000   1,012,730        0     85,000   1,012,730  1,097,730    12,182   07/95    08/95  5-40

New
Hilltop       1,741,639    54,366   2,145,934        0     54,366   2,145,934  2,200,300    11,960   11/95    11/95  5-40



                                    Boston Capital Tax Credit Fund IV L.P. - Series 24
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                              Subsequent
                               Initial       capitalized   Gross amount at which
                            cost to company     costs**   carried at close of period
                            ---------------  -----------  --------------------------
                                     Buildings                     Buildings                Accum.     Con-     Acq-   Depre-
                 Encum-               and im-    Improve-          and im-                  Depre-     struct   uired  ciation
Description     brances     Land     provements   ments     Land   provements    Total      ciation    Date     Date   Life
- ------------------------------------------------------------------------------------------------------------------------------
North Hampton
Place          1,524,176         0            0        0        0           0           0         0     03/96    11/95    N/A

Stanton
Associates     1,221,472    85,971    1,535,425        0   85,971   1,535,425   1,621,396    14,204     09/95    09/95    5-40

Woodland
Associates     1,145,225   108,900    1,437,608        0  108,900   1,437,608   1,546,508     5,406     09/95    11/95    5-50

Zwolle Apts.     882,615    10,000      930,782        0   10,000     930,782     940,782    20,454     04/96    11/95    5-40

              ----------   -------   ----------  -------  -------  ----------  ----------   -------
              12,144,300   667,182   14,602,562        0  667,182  14,602,562  15,269,744   176,661
              ==========   =======   ==========  =======  =======  ==========  ==========   =======


Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31,
1995.

*Decrease due to reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1995.  The column has been omitted for presentation purposes.




                                                          F-100
/TABLE

Notes to Schedule III
Boston Capital Tax Credit Fund L.P. - Series 24

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/95..........................$          0

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................ 15,269,744
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------
                                                                 $ 15,269,744

  Deductions during period:

    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/96............................$ 15,269,744
                                                                  ===========




Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/95.........................$         0

  Current year additions*...............................$  176,661
                                                           -------
Balance at close of period - 3/31/95..............................$   176,661
                                                                   ==========


                                    Boston Capital Tax Credit Fund IV L.P. - Series 25
                               Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                                Subsequent
                                  Initial       capitalized   Gross amount at which
                              cost to company     costs**    carried at close of period
                              ---------------   -----------  --------------------------
                                    Buildings                        Buildings                Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-                 Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements    Total      ciation  Date    Date   Life
- -----------------------------------------------------------------------------------------------------------------------------
Dogwood
Park            514,972    235,000           0         0    235,000           0     235,000          0  UC     12/95   N/A

Sandstone
Village          81,084     96,047           0         0     96,047           0      96,047     20,636  UC     11/95   5-27.5
                -------    -------        ----      ----    -------        ----     -------     ------
                596,056    331,047           0         0    331,047           0     331,047     20,636
                =======    =======        ====      ====    =======        ====     =======     ======


Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31,
1995.Decrease due to reallocation of acquisition costs.

**There were no carrying costs as of December 31, 1995.  The column has been omitted for presentation purposes.














Notes to Schedule III
Boston Capital Tax Credit Fund IV L.P. - Series 25

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/95..........................$          0

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................    331,047
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------
                                                                 $    331,047

  Deductions during period:

    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/96............................$    331,047
                                                                  ===========




Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/95.........................$         0

  Current year additions*...............................$  176,661
                                                           -------
Balance at close of period - 3/31/95..............................$   176,661
                                                                      ========

















                                               F-103
