Form 10-Q
period 1996-06-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 1996-08-19
CIK 913778

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  June 30, 1996
                                     -------------
                                      or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________


Commission file number   0-26200
                        ---------

                  BOSTON CAPITAL TAX CREDIT FUND IV L.P.
- -----------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Delaware                           04-3208648
- --------------------------------    -----------------------------
 (State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)                Identification No.)

  One Boston Place, Suite 2100,  Boston, Massachusetts   02108
- -----------------------------------------------------------------
   (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (617) 624-8900
                                                   --------------

- -----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

                            Yes   X          No
                                ------           ------

                    BOSTON CAPITAL TAX CREDIT FUND IV L.P.
             --------------------------------------------------



                        QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED JUNE 30, 1996
              -----------------------------------------------


                              TABLE OF CONTENTS
                              -----------------



 PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements..............................

            Balance Sheets....................................
            Statements of Operations..........................
            Statement of Changes in Partners' Capital.........
            Statements of Cash Flows..........................
            Notes to Financial Statements.....................
   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations.....................................

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS




                                               June 30,           March 31,
                                                1996                1996
                                             (Unaudited)          (Audited)
                                             -----------          ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $128,346,264         $111,836,578


OTHER ASSETS
   Cash and cash equivalents                 18,576,174           19,454,787
   Investments                               30,487,691           18,461,158
   Notes receivable                          14,406,473           14,869,904
   Deferred acquisition costs                 4,545,256            3,989,558
   Prepaid expenses                               6,211                6,211
   Organization costs, net of
     accumulated amortization (Note B)          400,414              388,935
   Other assets                              11,527,940           11,054,807
                                            -----------          -----------

                                           $208,296,423         $180,061,938
                                            ===========          ===========

LIABILITIES

   Accounts payable & accrued
     expenses (Note C)                     $    134,590         $    323,763
   Syndication costs payable                          -              311,359
   Accounts payable affiliates                  598,974              481,404
   Capital contributions payable (Note D)    39,131,827           34,424,761
                                            -----------          -----------

                                             39,865,391           35,541,287
                                            -----------          -----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS




                                               June 30,           March 31,
                                                1996                 1996
                                             (Unaudited)           (Audited)
                                            ------------         ------------
Continued
- ---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest,
      $10 stated value per BAC; 30,000,000
      authorized BACs; 20,852,414 issued and
      outstanding as of June 30, 1996        168,501,375          144,569,903
   General Partner                               (97,317)             (76,226)
   Unrealized gain (loss) on securities
    available for sale, net                       26,974               26,974
                                             -----------          -----------

                                             168,431,032          144,520,651
                                             -----------          -----------

                                            $208,296,423         $180,061,938
                                             ===========          ===========






















       The accompanying notes are an integral part of these statements.

                    Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     SERIES 20
                                            ---------------------------

                                               June 30,       March 31,
                                                1996            1996
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $27,972,038      $28,849,038

OTHER ASSETS
   Cash and cash equivalents                   592,142        1,306,675
   Investments                                 656 218          711,761
   Notes receivable                          1,926,628        1,808,615
   Deferred acquisition costs                   98,231           98,231
   Prepaid expenses                              4,163            4,163
   Organization costs, net of
     accumulated amortization (Note B)          74,640           80,461
   Other assets                                396,845          341,307
                                            ----------       ----------

                                           $31,720,905      $33,200,251
                                            ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $     6,066      $         -
   Syndication costs payable                         -                -
   Accounts payable affiliates                 292,904          194,678
   Capital contributions payable (Note D)    3,263,778        3,873,666
                                            ----------       ----------

                                             3,562,748        4,068,344
                                            ----------       ----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                       Series 20
                                            -----------------------------

                                               June 30,       March 31,
                                                1996            1996
                                             (Unaudited)      (Audited)
                                             -----------      ---------

Continued
- ---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 30,000,000
      authorized BACs; 3,866,700 issued and
      outstanding as of June 30, 1996       28,207,034       29,171,047
   General Partner                             (48,985)         (39,248)
   Unrealized gain (loss) on securities
    for sale, net                                  108              108
                                            ----------       ----------

                                            28,158,157       29,131,907
                                            ----------       ----------

                                           $31 720,905      $33,200,251
                                            ==========       ==========




















         The accompanying notes are an integral part of these statements.

                     Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                    SERIES 21
                                           ----------------------------

                                              June 30,       March 31,
                                               1996             1996
                                            (Unaudited)      (Audited)
                                            -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $13,876,443      $14,407,266

OTHER ASSETS
   Cash and cash equivalents                 1,310,006        1,398,907
   Investments                                 573,033          479,502
   Notes receivable                            321,165          321,165
   Deferred acquisition costs                    7,785            7,785
   Prepaid expenses                                  -                -
   Organization costs, net of
     accumulated amortization (Note B)          45,698           50,438
   Other assets                                193,099          228,554
                                            ----------       ----------

                                           $16,327,229      $16,893,617
                                            ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $     4,710      $         -
   Syndication costs payable                         -                -
   Accounts payable affiliates                 202,610          146,150
   Capital contributions payable (Note D)    2,004,264        2,042,344
                                            ----------       ----------

                                             2,211,584        2,188,494
                                            ----------       ----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                          Series 21
                                                ----------------------------

                                                  June 30,         March 31,
                                                   1996              1996
                                                (Unaudited)        (Audited)
                                                -----------        ---------
Continued
- ---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 30,000,000
      authorized BACs; 1,892,700 issued and
      outstanding as of June 30, 1996          14,135,676        14,719,259
   General Partner                                (20,804)          (14,909)
   Unrealized gain (loss) on securities
    for sale, net                                     773               773
                                               ----------        ----------
                                               14,115,645        14,705,123

                                               ----------        ----------

                                              $16,327,229       $16 893,617
                                               ==========        ==========





















         The accompanying notes are an integral part of these statements.

                     Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     SERIES 22
                                            ---------------------------

                                               June 30,       March 31,
                                                1996             1996
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $19,823,927      $19,895,333

OTHER ASSETS
   Cash and cash equivalents                 1,463,696        1,686,347
   Investments                                 519,651          454,939
   Notes receivable                          3,467,886        3,709,286
   Deferred acquisition costs                   76,172          169,557
   Prepaid expenses                                  -                -
   Organization costs, net of
     accumulated amortization (Note B)          44,174           47,308
   Other assets                                815,210          810,720
                                            ----------       ----------

                                           $26,210,716      $26,773,490
                                            ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $    10,311      $     1,199
   Syndication costs payable                         -                -
   Accounts payable affiliates                 102,775           46,722
   Capital contributions payable (Note D)    5,936,371        6,337,752
                                            ----------       ----------

                                             6,049,457        6,385,673
                                            ----------      -----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series 22
                                               ----------------------------

                                                 June 30,         March 31,
                                                   1996             1996
                                                (Unaudited)       (Audited)
                                               ------------       ---------
Continued
- ---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 30,000,000
      authorized BACs; 2,564,400 issued and
      outstanding as of June 30, 1996          20,177,912        20,402,204
   General Partner                                (17,477)          (15,211)
   Unrealized gain (loss) on securities
    for sale, net                                     824               824
                                               ----------        ----------

                                               20,161,259        20,387,817
                                               ----------        ----------

                                              $26,210,716       $26 773,490
                                               ==========        ==========





















         The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     SERIES 23
                                             --------------------------

                                               June 30,       March 31,
                                                1996             1996
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $26,993,370      $27,189,858

OTHER ASSETS
   Cash and cash equivalents                 1,344,649        1,313,618
   Investments                               3,246,426        5,008,744
   Notes receivable                          4,005,558        3,902,391
   Deferred acquisition costs                  140,772          210,876
   Prepaid expenses                              2,048            2,048
   Organization costs, net of
     accumulated amortization (Note B)          52,882           56,150
   Other assets                                915,029          859,400
                                            ----------       ----------

                                           $36,700,734      $38,543,085
                                            ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $     3,124      $         -
   Syndication costs payable                         -                -
   Accounts payable affiliates                       -            9,383
   Capital contributions payable (Note D)    8,975,555       10,597,676
                                            ----------       ----------

                                             8,978,679       10,607,059
                                            ----------       ----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series 23
                                                ---------------------------

                                                 June 30,         March 31,
                                                   1996              1996
                                                (Unaudited)       (Audited)
                                                -----------       ---------
Continued
- ---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 30,000,000
      authorized BACs; 3,336,727 issued and
      outstanding as of June 3, 1996            27,723,116        27,934,947
   General Partner                                  (7,692)           (5,552)
   Unrealized gain (loss) on securities
    for sale, net                                    6,631             6,631
                                                ----------        ----------

                                                27,722,055        27,936,026
                                                ----------        ----------

                                               $36,700,734       $38,543,085
                                                ==========        ==========





















        The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      SERIES 24
                                             --------------------------

                                               June 30,       March 31,
                                                1996             1996
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $15,326,253      $10,012,941

OTHER ASSETS
   Cash and cash equivalents                 2,321,972        4,796,487
   Investments                               2,848,329        2,939,231
   Notes receivable                          1,787,023        1,800,402
   Deferred acquisition costs                  385,634          961,514
   Prepaid expenses                                  -                -
   Organization costs, net of
     accumulated amortization (Note B)          55,164           58,409
   Other assets                              1,991,973        2,131,218
                                            ----------       ----------

                                           $24,716,348      $22,700,202
                                            ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $    39,016      $   236,334
   Syndication costs payable                         -                -
   Accounts payable affiliates                       -           33,597
   Capital contributions payable (Note D)    6,304,973        4,039,833
                                            ----------       ----------

                                             6,343,989        4,309,764
                                            ----------       ----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series 24
                                                ----------------------------

                                                 June 30           March 31,
                                                   1996              1996
                                                (Unaudited)        (Audited)
                                                -----------        ---------
Continued
- ---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 30,000,000
      authorized BACs; 2,169,878 issued and
      outstanding as of June 30, 1996           18,369,434        18,387,332
   General Partner                                  (1,620)           (1,439)
   Unrealized gain (loss) on securities
    for sale, net                                    4,545             4,545
                                                ----------        ----------

                                                18,372,359        18,390,438
                                                ----------        ----------

                                               $24,716,348       $22,700,202
                                                ==========        ==========





















         The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      SERIES 25
                                             --------------------------

                                               June 30,       March 31,
                                                1996             1996
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $16,801,432     $  7,863,180

OTHER ASSETS
   Cash and cash equivalents                 5,967,113        7,307,862
   Investments                               5,970,365        7,981,391
   Notes receivable                            489,633        1,924,960
   Deferred acquisition costs                  872,577        1,902,287
   Prepaid expenses                                  -                -
   Organization costs, net of
     accumulated amortization (Note B)          47,196           49,818
   Other assets                              3,095,277        3,686,254
                                            ----------       ----------

                                           $33,243,593      $30,715,752
                                            ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $     5,793      $       591
   Syndication costs payable                         -                -
   Accounts payable affiliates                     250            1,459
   Capital contributions payable (Note D)    7,400,958        4,911,886
                                            ----------       ----------

                                             7,407,001        4,913,936
                                            ----------       ----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                          Series 25
                                                 ---------------------------

                                                   June 30,        March 31,
                                                    1996             1996
                                                 (Unaudited)       (Audited)
                                                 -----------       ---------
Continued
- ---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 30,000,000
      authorized BACs; 3,026,109 issued and
      outstanding as of June 30, 1996           25,823,039       25,788,647
   General Partner                                     789              405
   Unrealized gain (loss) on securities
    for sale, net                                   12,764           12,764
                                                ----------       ----------

                                                25,836,592       25,801,816
                                                ----------       ----------

                                               $33,243,593      $30,715,752
                                                ==========       ==========





















         The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     SERIES 26
                                             --------------------------

                                               June 30,       March 31,
                                                1996             1996
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $ 7,552,801     $  3,618,962

OTHER ASSETS
   Cash and cash equivalents                  5,576,596        1,644,891
   Investments                               16,673,669          885,590
   Notes receivable                           2,408,580        1,403,085
   Deferred acquisition costs                 2,964,085          639,308
   Prepaid expenses                                   -                -
   Organization costs, net of
     accumulated amortization (Note B)           80,660           46,351
   Other assets                               4,120,507        2,997,354
                                             ----------       ----------

                                            $39,376,898      $11,235,541
                                             ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $    65,570      $    85,639
   Syndication costs payable                          -          301,976
   Accounts payable affiliates                      435           58,798
   Capital contributions payable (Note D)     5,245,928        2,621,604
                                             ----------       ----------

                                              5,311,933        3,068,017
                                             ----------       ----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series 26
                                                ---------------------------

                                                  June 30,        March 31,
                                                   1996            1996
                                                (Unaudited)      (Audited)
                                                -----------      ---------
Continued
- ---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 30,000,000
      authorized BACs; 3,995,900 issued and
      outstanding as of June 30, 1996          34,065,164         8,166,467
   General Partner                                 (1,528)             (272)
   Unrealized gain (loss) on securities
    for sale, net                                   1,329             1,329
                                               ----------        ----------

                                               34,064,965         8,167,524
                                               ----------        ----------

                                              $39,376,898       $11,235,541
                                               ==========        ==========





















         The accompanying notes are an integral part of these statements.

                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF OPERATIONS

                     Three Months Ended June 30,
                              (Unaudited)



                                             1996         1995
                                             ----         ----

Income
  Interest income                       $   375,974   $   100,819
                                         ----------      --------

                                            375,974       100,819
                                         ----------      --------

Share of loss from
  Operating Expenses                     (1,867,573)     (514,643)
                                         ----------      --------

Expenses
  Professional fees                          62,966         4,063
  Fund management fee (Note C)              316,014       193,563
  Amortization                               22,830        11,652
  General and administrative expenses
    (Note C)                                215,649        67,404
                                         ----------      --------

                                            617,459       276,682
                                         ----------      --------


  NET INCOME (LOSS)                     $(2,109,058)  $  (690,506)
                                         ==========      ========

Net income (loss) allocated to
  limited partners                      $(2,087,967)  $  (683,602)
                                         ==========      ========

Net income (loss) allocated to
  general partner                       $   (21,091)  $    (6,904)
                                         ==========      ========

Net income (loss) per BAC               $      (.65)  $      (.25)
                                         ==========      ========



       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                            (Unaudited)

                                                      SERIES 20
                                               -----------------------
                                                  1996          1995
                                                  ----          ----
Income
  Interest income                              $  17,615     $  40,230
                                                --------      --------

                                                  17,615        40,230
                                                --------      --------

Share of loss from Operating
  Partnerships                                  (877,000)     (313,124)
                                                --------      --------

Expenses
  Professional fees                                  623           577
  Fund management fee (Note C)                    93,226        65,484
  Amortization                                     5,821         5,821
  General and administrative expense (Note C)     14,695        18,945
                                                --------      --------

                                                 114,365        90,827
                                                --------      --------


  NET INCOME (LOSS)                            $(973,750)    $(363,721)
                                                ========      ========

Net income (loss) allocated to
  limited  partners                            $(964,013)    $(360,084)
                                                ========      ========

Net income (loss) allocated to
  general partner                              $  (9,737)    $  (3,637)
                                                ========      ========

Net income (loss) per BAC                      $    (.25)    $    (.09)
                                                ========      ========





        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                            (Unaudited)

                                                      SERIES 21
                                               -----------------------
                                                  1996          1995
                                                  ----          ----
Income
  Interest income                              $  21,062     $  16,824
                                                --------      --------

                                                  21,062        16,824
                                                --------      --------

Share of loss from Operating
  Partnerships                                  (530,822)     (176,885)
                                                --------      --------

Expenses
  Professional fees                                  564         2,730
  Fund management fee (Note C)                    56,460        55,236
  Amortization                                     4,739         2,750
  General and administrative expense (Note C)     17,955        10,557
                                                --------      --------

                                                  79,718        71,273
                                                --------      --------


  NET INCOME (LOSS)                            $(589,478)    $(231,334)
                                                ========      ========

Net income (loss) allocated to
  limited  partners                            $(583,583)    $(229,021)
                                                ========      ========

Net income (loss) allocated to
  general partner                              $  (5,895)    $  (2,313)
                                                ========      ========

Net income (loss) per BAC                      $    (.31)    $    (.12)
                                                ========      ========





        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                            (Unaudited)

                                                      SERIES 22
                                               -----------------------
                                                  1996          1995
                                                  ----          ----
Income
  Interest income                              $  12,605     $  15,427
                                                --------       -------

                                                  12,605        15,427
                                                --------       -------

Share of loss from Operating
  Partnerships                                  (163,569)      (24,634)
                                                --------       -------

Expenses
  Professional fees                                7,311           543
  Fund management fee (Note C)                    52,376        57,305
  Amortization                                     3,135         3,081
  General and administrative expense (Note C)     12,772        12,577
                                                --------       -------

                                                  75,594        73,506
                                                --------       -------


  NET INCOME (LOSS)                            $(226,558)    $ (82,713)
                                                ========       =======

Net income (loss) allocated to
  limited  partners                            $(224,292)    $ (81,886)
                                                ========       =======

Net income (loss) allocated to
  general partner                              $  (2,266)    $    (827)
                                                ========       =======

Net income (loss) per BAC                      $    (.08)    $    (.03)
                                                ========       =======





        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                            (Unaudited)

                                                      SERIES 23
                                               -----------------------
                                                  1996          1995
                                                  ----          ----
Income
  Interest income                              $  55,908     $  28,338
                                                --------       -------

                                                  55,908        28,338
                                                --------       -------

Share of loss from Operating
  Partnerships                                  (159,596)            -
                                                --------       -------

Expenses
  Professional fees                                4,041           213
  Fund management fee (Note C)                    59,064        15,538
  Amortization                                     3,268             -
  General and administrative expense (Note C)     43,910        25,325
                                                --------       -------

                                                 110,283        41,076
                                                --------       -------


  NET INCOME (LOSS)                            $(213,971)    $ (12,738)
                                                ========       =======

Net income (loss) allocated to
  limited  partners                            $(211,831)    $ (12,611)
                                                ========       =======

Net income (loss) allocated to
  general partner                              $  (2,140)    $    (127)
                                                ========       =======

Net income (loss) per BAC                      $    (.01)    $       -
                                                ========       =======





        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                            (Unaudited)

                                      SERIES 24*    SERIES 25*      SERIES 26*
                                     -----------   ------------    -----------
                                        1996          1996             1996
                                        ----          ----             ----
Income
  Interest income                   $  52,390     $ 121,033        $  95,361
                                     --------       -------          -------

                                       52,390       121,033           95,361
                                     --------       -------          -------

Share of loss from Operating
  Partnerships                         (2,727)            -         (133,859)
                                     --------       -------          -------

Expenses
  Professional fees                     8,976        11,149            30,302
  Fund management fee (Note C)         30,948        19,497             4,443
  Amortization                          3,245         2,622                 -
  General and administrative expense
    (Note C)                           24,573        49,368            52,376
                                     --------       -------           -------
                                       67,742        82,636            87,121
                                     --------       -------           -------

  NET INCOME (LOSS)                 $ (18,079)    $  38,397         $(125,619)
                                     ========       =======           =======

Net income (loss) allocated to
  limited  partners                 $ (17,898)    $  38,013         $(124,363)
                                     ========       =======           =======

Net income (loss) allocated to
  general partner                   $    (181)    $     384         $  (1,256)
                                     ========       =======           =======

Net income (loss) per BAC           $       -     $       -         $       -
                                     ========       =======           =======

* Series 24, 25, and 26 did not commence operations until after June 30, 1995, therefore they do not have comparative information to report.



        The accompanying notes are an integral part of these statements.

                    Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                       Three Months Ended June 30, 1996
                                 (Unaudited)

                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net      Total
                      ---------      -------      ---------      -----


Partners' capital
  (deficit)
  April 1, 1996     $144,569,903     $(76,226)     $ 26,974    $144,520,651

Capital contribu-
  tions               30,013,000            -             -      30,013,000

Selling commissions
  and registration
  costs               (3,993,561)           -             -      (3,993,561)

Net income (loss)     (2,087,967)     (21,091)            -      (2,109,058)
                      ----------      -------       -------     -----------

Partners' capital
 (deficit),
June 30, 1996       $168,501,375     $(97,317)     $ 26,974    $168,431,032
                     ===========      =======       =======     ===========


















       The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.
                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Three Months Ended June 30, 1996
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net      Total
                      ---------      -------      ---------      -----
Series 20
- --------
Partners' capital
 (deficit),
April 1, 1996        $29,171,047     $ (39,248)   $    108    $29,131,907

Capital contribu-
  tions                        -             -           -              -

Selling commissions
  and registration
  costs                        -             -           -              -

Net income (loss)       (964,013)       (9,737)          -       (973,750)
                      ----------      --------     -------     ----------
Partners' capital
 (deficit),
 June 30, 1996       $28,207,034     $ (48,985)   $    108    $28,158,157
                     ===========      ========     =======     ==========


Series 21
- --------
Partners' capital
 (deficit),
 April 1, 1996       $14,719,259     $ (14,909)   $    773     $14,705,123

Capital contribu-
  tions                        -             -           -              -

Selling commissions
  and registration
  costs                        -             -           -              -

Net income (loss)       (583,583)       (5,895)          -        (589,478)
                      ----------      --------     -------      ----------
Partners' capital
 (deficit),
 June 30, 1996       $14,135,676     $ (20,804)   $     773    $14,115,645
                      ==========      ========     ========     ==========
       The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Three Months Ended June 30, 1996
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net      Total
                      ---------      -------      ---------      -----

Series 22
- --------
Partners' capital
 (deficit),
 April 1, 1996       $20,402,204     $ (15,211)   $    824    $20,387,817

Capital contribu-
  tions                        -             -           -              -

Selling commissions
  and registration
  costs                        -             -           -              -

Net income (loss)      (224,292)        (2,266)          -       (226,558)
                     ----------       --------      ------     ----------
Partners' capital
 (deficit),
 June 30, 1996      $20,177,912      $ (17,477)   $    824    $20,161,259
                     ==========       ========     =======     ==========
Series 23
- --------
Partners' capital
 (deficit),
 April 1, 1996       $27,934,947     $  (5,552)   $  6,631    $27,936,026

Capital contribu-
  tions                        -             -           -              -

Selling commissions
  and registration
  costs                        -             -           -              -

Net income (loss)       (211,831)       (2,140)          -       (213,971)
                      ----------      --------      -------     ----------
Partners' capital
 (deficit),
 June 30, 1996       $27,723,116     $  (7,692)    $  6,631    $27,722,055
                      ==========      ========      =======     ==========
             The accompanying notes are an integral part of these statements

                   Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Three Months Ended June 30, 1996
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net      Total
                      ---------      -------      ---------      -----

Series 24
- --------
Partners' capital
 (deficit),
 April 1, 1996       $18,387,332     $  (1,439)   $  4,545    $18,390,438

Capital contribu-
  tions                        -             -           -              -

Selling commissions
  and registration
  costs                        -             -           -              -

Net income (loss)        (17,898)         (181)          -        (18,079)
                      ----------      --------     -------     ----------
Partners' capital
 (deficit),
 June 30, 1996       $18,369,434     $  (1,620)   $  4,545    $18,372,359
                      ==========      ========     =======     ==========
Series 25
- --------
Partners' capital
 (deficit),
 April 1, 1996       $25,788,647      $    405    $ 12,764    $25,801,816

Capital contribu-
  tions                        -             -           -              -

Selling commissions
  and registration
  costs                        -             -           -              -

Net income (loss)         38,013           384           -         38,397
                      ----------       -------     -------     ----------
Partners' capital
 (deficit),
 June 30, 1996       $25,823,039      $    789    $ 12,764    $25,836,592
                      ==========       =======     =======     ==========
      The accompanying notes are an integral part of these statements.

                    Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Three Months Ended June 30, 1996
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net      Total
                      ---------      -------      ---------      -----

Series 26
- --------
Partners' capital
 (deficit),
 April 1, 1996       $ 8,166,467     $  (272)     $  1,329    $ 8,167,524

Capital contribu-
  tions               30,013,000           -             -     30,013,000

Selling commissions
  and registration
  costs               (3,989,940)          -             -     (3,989,940)

Net income (loss)       (124,363)     (1,256)            -       (125,619)
                       ---------      ------       -------     ----------
Partners' capital
 (deficit),
 June 30, 1996       $34,065,164     $(1,528)     $  1,329    $34,064,965
                      ==========      ======       =======     ==========



















       The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)



                                             1996             1995
                                             ----             ----
Cash flows from operating activities:
    Net income (loss)                    $ (2,109,058)   $  (690,506)
    Adjustments
       Amortization                            22,830         11,652
       Share of loss from Operating
         Partnerships                       1,867,573        514,643
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                   (34,309)       (13,831)
       (Decrease) Increase in accounts
         payable and accrued expenses        (500,535)        16,717
       Decrease (Increase) in prepaid
         expenses                                   -          2,020
       Decrease (Increase) in accounts
         receivable                          (423,354)        52,818
       (Decrease) Increase in accounts
         payable affiliates                   117,571        (36,250)
                                          -----------     ----------
         Net cash (used in) provided by
           operating activities            (1,059,282)      (142,737)
                                          -----------     ----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to be acquired                      (3,043,990)    (2,354,970)
     Capital contributions paid to
       Operating Partnerships             (11,231,678)    (5,058,372)
     Advances to Operating Partnerships       463,431     (1,511,530)
     Investments                          (12,026,533)      (591,252)
                                          ------------    -----------
         Net cash (used in) provided by
           investing activities           (25,838,770)    (9,516,124)
                                          -----------     ----------

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)

                                              1996            1995
                                              ----            ----
Continued
- ---------

Cash flows from financing activities:
     Sales and registration costs paid     (3,993,561)    (3,533,151)
     Capital contributions received        30,013,000     24,338,000
         Net cash (used in) provided by   -----------     ----------
           financing activities            26,019,439     20,804,849
                                          -----------     ----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                  (878,613)    11,145,988


Cash and cash equivalents, beginning       19,454,787      9,627,086
                                          -----------     ----------

Cash and cash equivalents, ending        $ 18,576,174    $20,773,074
                                          ===========     ==========

Supplemental schedule of noncash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships          $  9,987,854    $ 7,495,535
                                          ===========     ==========

















      The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)

                                                   Series 20
                                             ---------------------
                                             1996             1995
                                             ----             ----
Cash flows from operating activities:
    Net income (loss)                     $  (973,750)   $  (363,721)
    Adjustments
       Amortization                             5,821          5,821
       Share of loss from Operating
         Partnerships                         877,000        313,124
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                          -              -
       (Decrease) Increase in accounts
         payable and accrued expenses           6,066          1,667
       Decrease (Increase ) in prepaid
         expenses                                   -          2,020
       Decrease (Increase) in accounts
         receivable                           (55,538)      (166,466)
       (Decrease) Increase in accounts
         payable affiliates                    98,226         (8,312)
                                           ----------     ----------
         Net cash (used in) provided by
           operating activities               (42,175)      (215,867)
                                           ----------     ----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   -        (31,140)
     Capital contributions paid to
       Operating Partnerships                (609,888)      (420,018)
     Advances to Operating Partnerships      (118,013)      (198,294)
     Investments                               55,543        731,775
                                           ----------     ----------
         Net cash (used in) provided by
           investing activities              (672,358)        82,323
                                           ----------     ----------

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)

                                                     Series 20
                                            -------------------------
                                             1996              1995
                                             ----              ----
Continued
- ---------

Cash flows from financing activities:
     Sales and registration costs paid              -              (13)
     Capital contributions received                 -                -
        Net cash (used in) provided by     ----------       ----------
           financing activities                     -              (13)
                                           ----------       ----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                  (714,533)        (133,557)


Cash and cash equivalents, beginning        1,306,675        3,453,823
                                           ----------       ----------

Cash and cash equivalents, ending         $   592,142      $ 3,320,266
                                           ==========       ==========

Supplemental schedule of noncash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $         -      $         -
                                           ==========       ==========















       The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)

                                                  Series 21
                                             ---------------------
                                             1996             1995
                                             ----             ----
Cash flows from operating activities:
    Net income (loss)                     $  (589,478)   $  (231,334)
    Adjustments
       Amortization                             4,739          2,750
       Share of loss from Operating
         Partnerships                         530,822        176,885
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -              -
       (Decrease) Increase in accounts
         payable and accrued expenses           4,710          1,274
       Decrease (Increase ) in prepaid
         expenses                                   -              -
       Decrease (Increase) in accounts
         receivable                            35,455        (10,230)
       (Decrease) Increase in accounts
         payable affiliates                    56,462         (1,462)
                                           ----------     ----------
         Net cash (used in) provided by
           operating activities                42,710        (62,117)
                                           ----------     ----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   -        (15,138)
     Capital contributions paid to
       Operating Partnerships                 (38,080)    (1,690,594)
     Advances to Operating Partnerships             -        494,796
     Investments                              (93,531)     1,399,375
                                            ----------     ----------
         Net cash (used in) provided by
           investing activities              (131,611)       188,439
                                           ----------     ----------

                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)

                                                      Series 21
                                             -----------------------
                                                1996           1995
                                                ----           ----
Continued
- ---------
Cash flows from financing activities:
     Sales and registration costs paid              -              -
     Capital contributions received                 -              -
         Net cash (used in) provided by    ----------      ---------
           financing activities                     -              -
                                           ----------      ---------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                   (88,901)       126,322


Cash and cash equivalents, beginning        1,398,907      1,697,368
                                           ----------     ----------

Cash and cash equivalents, ending         $ 1,310,006    $ 1,823,690
                                           ==========     ==========


Supplemental schedule of noncash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $        -     $         -
                                           =========      ==========















       The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)

                                                  Series 22
                                             ---------------------
                                             1996             1995
                                             ----             ----
Cash flows from operating activities:
    Net income (loss)                     $  (226,558)   $   (82,713)
    Adjustments
       Amortization                             3,135          3,081
       Share of loss from Operating
         Partnerships                         163,569         24,634
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                          -        (5,337)
       (Decrease) Increase in accounts
         payable and accrued expenses           9,112          4,767
       Decrease (Increase ) in prepaid
         expenses                                   -              -
       Decrease (Increase) in accounts
         receivable                           (29,711)         2,400
       (Decrease) Increase in accounts
         payable affiliates                    56,053         (7,990)
                                           ----------     ----------
         Net cash (used in) provided by
           operating activities                24,400        (61,158)
                                           ----------     ----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                              (6,615)       (27,426)
     Capital contributions paid to
       Operating Partnerships                (368,324)      (905,783)
     Advances to Operating Partnerships       241,400        306,933
     Investments                              (64,712)      (221,550)
                                            ----------     ----------
         Net cash (used in) provided by
           investing activities              (198,251)      (847,826)
                                            ----------     ----------

                Boston Capital Tax Credit Fund IV L.P

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)

                                                  Series 22
                                           ---------------------------
                                               1996            1995
                                               ----            ----

Continued
- ---------
Cash flows from financing activities:
     Sales and registration costs paid              -         (8,991)
     Capital contributions received                 -              -
         Net cash (used in) provided by    ----------      ----------
           financing activities                     -         (8,991)
                                           ----------      ----------
         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                  (222,651)      (917,975)


Cash and cash equivalents, beginning        1,686,347      3,002,412
                                           ----------     ----------

Cash and cash equivalents, ending         $ 1,463,696    $ 2,084,437
                                           ==========     ==========


Supplemental schedule of noncash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $         -    $   334,278
                                           ===========    ==========















       The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)

                                                   Series 23
                                             ---------------------
                                             1996             1995
                                             ----             ----
Cash flows from operating activities:
    Net income (loss)                     $  (213,971)   $   (12,738)
    Adjustments
       Amortization                             3,268              -
       Share of loss from Operating
         Partnerships                         159,596              -
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -         (8,494)
       (Decrease) Increase in accounts
         payable and accrued expenses          (6,263)         9,009
       Decrease (Increase ) in prepaid
         expenses                                   -              -
       Decrease (Increase) in accounts
         receivable                            19,371        227,114
       (Decrease) Increase in accounts
         payable affiliates                         -        (18,486)
                                           ----------     ----------
         Net cash (used in) provided by
           operating activities               (37,999)       196,405
                                           ----------     ----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                              (4,896)    (2,281,266)
     Capital contributions paid to
       Operating Partnerships              (1,585,225)    (2,041,977)
     Advances to Operating Partnerships      (103,167)    (2,114,965)
     Investments                            1,762,318     (2,500,852)
                                           ----------     ----------
         Net cash (used in) provided by
           investing activities                69,030     (8,939,060)
                                           ----------     ----------

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)

                                                  Series 23
                                         ----------------------------
                                             1996            1995
                                             ----            ----

Continued
- ---------

Cash flows from financing activities:
     Sales and registration costs paid              -     (3,524,147)
     Capital contributions received                 -     24,338,000
         Net cash (used in) provided by    ----------     ----------
           financing activities                     -     20,813,853
                                           ----------     ----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                    31,031     12,071,198


Cash and cash equivalents, beginning        1,313,618      1,473,483
                                           ----------     ----------

Cash and cash equivalents, ending         $ 1,344,649    $13,544,681
                                           ==========     ==========


Supplemental schedule of noncash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $         -    $ 7,131,257
                                           ==========     ==========













       The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)

                                      Series 24*     Series 25*     Series 26*
                                      ----------------------------------------
                                         1996           1996           1996
                                         ----           ----           ----
Cash flows from operating activities:
    Net income (loss)                 $   (18,079)   $ (38,397)  $   (125,619)
    Adjustments
       Amortization                         3,245          2,622            -
       Share of (income) loss from
         operating partnerships             2,727              -      133,859
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                     -              -      (34,309)
       (Decrease) Increase in accounts
         payable and accrued expenses    (197,317)         5,202     (322,045)
       Decrease (Increase ) in prepaid
         expenses                               -              -            -
       Decrease (Increase) in accounts
         receivable                       139,245        590,977   (1,123,153)
       (Decrease) Increase in accounts
         payable affiliates               (33,598)        (1,209)     (58,363)
                                       ----------     ----------  -----------
         Net cash (used in) provided by
           operating activities          (103,777)       635,989   (1,529,630)
                                       ----------     ----------  -----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                         (92,604)      (103,591)  (2,836,284)
     Capital contributions paid to
       Operating Partnerships          (2,382,415)    (5,315,879)    (931,867)
     Advances to Operating Partnerships    13,379      1,435,327   (1,005,495)
     Investments                           90,902      2,011,026  (15,788,079)
                                       ----------     ----------  -----------
         Net cash (used in) provided by
           investing activities        (2,370,738)   (1,973,117)  (20,561,725)
                                       ----------     ----------  -----------

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)


                                      Series 24*     Series 25*     Series 26*
                                      ----------------------------------------
                                         1996           1996           1996
                                         ----           ----           ----

Continued
- ---------

Cash flows from financing activities:
     Sales and registration costs paid           -        (3,621)  (3,989,940)
     Capital contributions received              -             -   30,013,000
         Net cash (used in) provided by ----------     ---------  -----------
           financing activities                  -        (3,621)  26,023,060
                                        ----------     ---------  -----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS            (2,474,515)    (1,340,749)   3,931,705


Cash and cash equivalents, beginning    4,796,487      7,307,862    1,644,891
                                       ----------     ----------  -----------

Cash and cash equivalents, ending     $ 2,321,972    $ 5,967,113 $  5,576,596
                                       ==========     ==========  ===========


Supplemental schedule of noncash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships       $ 3,194,309    $ 4,169,222 $  2,624,323
                                       ==========     ==========  ===========

*Series 24, 25 and 26 did not commence operation until after June 30, 1995, therefore they do not have comparative information to report.









       The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (Unaudited)
NOTE A - ORGANIZATION

Boston Capital Tax Credit Fund IV L.P. (the "Fund") was organized under the laws of the State of Delaware as of October 5, 1993, for the purpose of acquiring, holding, and disposing of limited partnership interests in Operating Partnerships which will acquire, develop, rehabilitate, operate and own newly constructed, existing or rehabilitated low-income apartment complexes ("Operating Partnerships"). The general partner of the Fund is Boston Capital Associates IV L.P., a Delaware limited Partnership. Boston Capital Associates, a Massachusetts general partnership, whose only two partners are Herbert F. Collins and John P. Manning, the principals of Boston Capital Partners, Inc., is the sole general partner of the general partner. The limited partner of the general partner is Capital Investment Holdings, a general partnership whose partners are certain officers and employees of Boston Capital Partners, Inc., and its affiliates. The Assignor Limited Partner is
BCTC IV Assignor Corp., a Delaware corporation which is wholly-owned by Herbert F. Collins and John P. Manning.

Pursuant to the Securities Act of 1933, the Fund filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective December 16, 1993 which covered the offering (the "Public
Offering") of the Fund's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the Assignor Limited Partner. The Fund registered 30,000,000 BACs at $10 per BAC for sale to the public in one or more series. One April 18, 1996 an amendment to Form S-16 which registered an additional 10,000,000 BACs for sale to the public in one or more series became effective offers and sales of BACs in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25 and Series 26 were completed and the last of the BACs in Series 20, Series 21, Series 22, Series 23, Series
24, Series 25 and Series 26 were issued by the Fund on June 24, 1994, September 30, 1994, December 28, 1994, June 23, 1995, September 22, 1995,
December 29, 1995 and June 25, 1996, respectively. The Fund sold 3,866,700 of Series 20 BACs, for a total of $38,667,000; 1,892,700 of Series 21 BACs for a total of $18,927,000; 2,564,400 of Series 22 BACs for a total of $25,644,000;
3,336,727 of Series 23 BACs for a total of $33,366,000; 2,169,878 of Series 24
BACs for a total of $21,697,000; 3,029,109 of Series 25 BACs for a total of $30,278,000; and 3,995,900 of Series 26 BACs for a total of $39,959,000.
The Fund is currently offering BACs for Series 27.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of June 30, 1996 and for the three months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its

                    Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                 June 30, 1996
                                  (Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES (continued)

share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K.

Investment Securities
- ---------------------
The Fund has determined that all of it's investment securities are to be categorized as securities available for sale. Securities classified as available for sale are those debt securities that the Fund purchased that may be liquidated prior to the maturity date should the need arise. These securities are carried at approximate fair market value. All of the investments held by the Fund are tax-exempt municipal bonds.

The amortized cost of securities available for sale as of June 30,
1996 by contractual maturity are as follows:
                                 Amortized
                                    Cost
                                 ----------
   Due in one year or less      $19,083,982
   Due after one year            11,376,735
                                 ----------
   Total                        $30,460,717
                                 ==========
The fair market value of the securities is $30,487,691. The difference being an unrealized gain on securities available for sale of $26,974, as of June 30, 1996.

Amortization
- ------------
The Fund amortizes organizational costs over 60 months. As of June 30, 1996 and 1995 the Fund has accumulated amortization of $118,976 and $37,807, respectively.

              Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                  June 30, 1996
                                  (Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The breakdown of accumulated amortization within the fund is as follows:

                              1996            1995
                              ----            ----
          Series 20        $ 44,575        $21,291
          Series 21          27,103          9,140
          Series 22          19,968          7,376
          Series 23          13,072              -
          Series 24           9,014              -
          Series 25           5,244              -
                            -------         ------
                           $118,976        $37,807
                            =======         ======
Series 26 organization costs will be amortized over 60 months beginning July 1, 1996.

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., Boston Capital Services, Inc., and Boston Capital Communications Limited
Partnership as follows:

For the quarter ended June 30, 1996, Boston Capital Services, Inc.
received $669,260 for Series 26 as Dealer-Manager fees for marketing advice and investment banking services performed at the time of the Fund's offering of BACs. Series 20, Series 21, Series 22, Series 23, Series 24 and Series 25 completed payment of all Dealer-Manager fees prior to the quarter ended June 30, 1996.

Boston Capital Partners, Inc. is entitled to asset acquisition fees for selecting, evaluating, structuring, negotiating, and closing the Fund's acquisition of interest in the Operating Partnerships. During the quarter ended June 30, 1996, Series 26 paid $2,551,105 for acquisition fees to Boston Capital Partners, Inc. Series 20, Series 21, Series 22, Series 23, Series 24 and Series 25 completed payment of all acquisition fees prior to the quarter ended June 30, 1996. Of the total acquisition fees and expenses incurred, $98,231, $7,785, $76,172, $140,772, $385,634, $872,577 and $2,964,085 for
Series 20, Series 21, Series 22, Series 23,Series 24, Series 25 and Series 26 respectively, related to costs incurred in connection with the purchase of interests in Operating Partnerships not finalized as of June 30, 1996.

                    Boston Capital Tax Credit Fund IV L.P.
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                June 30, 1996
                                 (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS - (cont.)

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships, has been paid or accrued to Boston Capital Communications Limited Partnership.

The fund management fees charged to operations for the quarters ended June 30, 1996 and 1995 are as follows:

                                1996           1995
                                ----           ----
           Series 20         $ 93,226       $ 65,484
           Series 21           56,460         55,236
           Series 22           52,376         57,305
           Series 23           59,064         15,538
           Series 24           30,948              -
           Series 25           19,497              -
           Series 26            4,443              -
                              -------        -------
                             $316,014       $193,563
                              =======        =======

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 1996 and 1995, the Fund has limited partnership interests in 135 and 72 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at June 30, 1996 and 1995 is as follows:

                               1996            1995
                               ----            ----
           Series 20            24              24
           Series 21            15              14
           Series 22            30              23
           Series 23            22              11
           Series 24            20               -
           Series 25            13               -
           Series 26            11               -
                               ---              --
                               135              72
                               ===              ==

                   Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                 June 30, 1996
                                  (Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (Cont.)

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at June 30, 1996 and 1995 are as follows:

                             1996            1995
                             ----            ----
           Series 20     $ 3,263,778     $ 7,647,464
           Series 21       2,004,264       3,813,416
           Series 22       5,936,371       8,915,814
           Series 23       8,975,555       7,784,903
           Series 24       6,304,973               -
           Series 25       7,400,958               -
           Series 26       5,245,928               -
                          ----------      ----------
                         $27,259,085     $28,161,597
                          ==========      ==========

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar Year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 1996.

                Boston Capital Tax Credit Fund IV L.P.

                             June 30, 1996
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Three months ended March 31,
                             (Unaudited)
                                                 Series 20
                                       ---------------------------
                                          1996             1995
                                          ----             ----
Revenues
   Rental                             $ 1,834,912      $   523,758
   Interest and other                      78,327           65,793
                                        ---------        ---------
                                        1,913,239          589,551
                                        ---------        ---------
Expenses
  Interest                              1,225,659          217,050
  Depreciation and amortization           614,661          219,768
  Operating expenses                      958,777          469,020
                                        ---------        ---------
                                        2,799,097          905,838
                                        ---------        ---------

          NET LOSS                    $  (885,858)     $  (316,287)
                                       ==========       ==========
Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                       $  (877,000)     $  (313,124)
                                       ==========       ==========

Net loss allocated to
    other partners                    $    (8,859)     $    (3,163)
                                       ==========       ==========

                Boston Capital Tax Credit Fund IV L.P

                             June 30, 1996
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Three months ended March 31,
                              (Unaudited)
                                                Series 21
                                        --------------------------
                                           1996             1995
                                           ----             ----
 Revenues
   Rental                              $  950,567       $  122,733
   Interest and other                      33,110           16,388
                                        ---------        ---------
                                          983,677          139,121
                                        ---------        ---------
Expenses
  Interest                                584,972          110,004
  Depreciation and amortization           200,424          108,649
  Operating expenses                      729,103           99,140
                                        ---------        ---------
                                        1,514,499          317,793
                                        ---------        ---------

          NET INCOME (LOSS)            $ (530,822)      $ (178,672)
                                        =========        =========

Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $ (525,514)      $ (176,885)
                                        =========        =========

Net loss allocated to
  other partners                       $   (5,308)      $   (1,787)
                                        =========        =========

                Boston Capital Tax Credit Fund IV L.P.

                              June 30, 1996
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Three Months ended March 31,
                             (Unaudited)
                                                  Series 22
                                        --------------------------
                                          1996             1995
 Revenues                                 ----             ----

   Rental                             $   823,568      $    88,992
   Interest and other                      47,722            9,529
                                        ---------        ---------
                                          871,290           98,521
                                        ---------        ---------
Expenses
  Interest                                241,324           26,358
  Depreciation and amortization           302,822           50,648
  Operating expenses                      492,365           46,398
                                        ---------        ---------
                                        1,036,512          123,404
                                        ---------        ---------

          NET INCOME (LOSS)           $  (165,221)     $   (24,883)
                                       ==========       ==========

Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                       $  (163,569)     $   (24,634)
                                       ==========       ==========

Net loss allocated to
   other partners                     $    (1,652)     $      (249)
                                       ==========       ==========

               Boston Capital Tax Credit Fund IV L.P.

                           June 30, 1996
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Three months ended March 31,
                          (Unaudited)
                                        Series 23*       Series 24**
                                       -----------     ------------
                                          1996             1996
 Revenues                                 ----             ----
   Rental                             $   510,515      $   319,239
   Interest and other                      42,130           32,419
                                       ----------       ----------
                                          552,645          351,658
                                       ----------       ----------
Expenses
  Interest                                209,688          105,836
  Depreciation and amortization           144,078           65,118
  Operating expenses                      360,087          183,459
                                       ----------       ----------

                                          713,853          354,413
                                       ----------       ----------

          NET INCOME (LOSS)           $  (161,208)     $    (2,755)
                                       ==========       ==========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                       $  (159,596)     $    (2,727)
                                       ==========       ==========

Net income (loss) allocated to
  other partners                      $    (1,612)     $       (28)
                                       ==========       ==========

* The Operating Partnerships acquired by Series 23 as of March 31, 1995 were under construction, therefore they do not have comparative information to report.

** Series 24 did not commence operations until after March 31, 1995, therefore it does not have comparative information to report.

               Boston Capital Tax Credit Fund IV L.P.

                            June 30, 1996
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Three months ended March 31,
                             (Unaudited)


                                        Series 25*    Series 26**
                                        -----------   -----------
                                          1996             1995
 Revenues                                 ----             ----
   Rental                              $        -       $   35,524
   Interest and other                           -              347
                                        ---------        ---------

                                                -           35,871
                                        ---------        ---------
Expenses
  Interest                                      -           70,639
  Depreciation and amortization                 -           62,604
  Operating expenses                            -           37,839
                                        ---------        ---------

                                                -          171,082
                                        ---------        ---------

          NET INCOME (LOSS)            $        -       $ (135,211)
                                        =========        =========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $        -       $ (133,859)
                                        =========        =========

Net income (loss) allocated to
  other partners                       $        -       $   (1,353)
                                        =========        =========

* The Operating Partnerships acquired by Series 25 as of March 31, 1996 were under construction, therefore they do have information to report.

** Series 26 did not commence operations until after March 31, 1995, therefore it does not have comparative information to report.

                  Boston Capital Tax Credit Fund IV L.P.
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            June 30, 1996
                             (Unaudited)

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the fiscal year ended March 31, 1997 is expected to differ from its loss for financial reporting purposes primarily due to accounting differences in depreciation incurred by the Operating Partnerships. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations

Liquidity
- ---------
The Fund's primary source of funds is the proceeds of its Public Offering. Other sources of liquidity will include (i) interest earned on capital contributions held pending investment and on working capital and (ii) cash distributions from operations of the Operating Partnerships in which the Fund has and will invest. The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee for Series 20, Series 21 and Series 22. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Fund receives sales of refinancing proceeds from Operating partnerships which will be used to satisfy such liabilities. the Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund. The Fund is currently unaware if any trends which would create insufficient liquidity to meet future third party obligations.

Capital Resources
- -----------------
The fund offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, and
$30,278,000 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727,
2,169,878, 3,029,109 and 3,995,900 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25 and Series 26, respectively.

Series 20
- ---------
The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $28,227,695.

During the quarter ended June 30, 1996, $609,888 of Series 20 net offering proceeds had been used to pay capital contributions. Series 20 net offering proceeds in the amount of $1,248,360 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 20 has invested in as of June 30, 1996.

Series 21
- ---------
The Fund commenced offering BACs in Series 21 on July 1, 1994. Offers and sales of BACs in Series 21 were completed on December 31, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $14,128,996.

During the quarter ended June 30, 1996, $38,080 of Series 21 net offering proceeds had been used to pay capital contributions. Series 21 net offering proceeds in the amount of $1,883,039 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 21 has invested in as of June 30, 1996.

Series 22
- ---------
The Fund commenced offering BACs in Series 22 on October 10, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 30 Operating Partnerships in the amount of $18,645,546.

During the quarter ended June 30, 1996, $368,324 of Series 22 net offering proceeds had been used to pay capital contributions. Series 22 net offering proceeds in the amount of $1,983,347 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 22 has invested in as of June 30, 1996.

Series 23
- ---------
The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,272,151.

During the quarter ended June 30, 1996, $1,585,225 of Series 23 net offering proceeds had been used to pay capital contributions. Series 23 net offering proceeds in the amount of $4,591,075 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 23 has invested in as of June 30, 1996.

Series 24
- ---------
The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $13,542,896.

During the quarter ended June 30, 1996, $2,382,415 of Series 24 net offering proceeds had been used to pay initial and additional capital contributions. Series 24 net offering proceeds in the amount of $5,170,301 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 24 has invested in as of June 30, 1996.

Series 25
- ---------
The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 13 Operating Partnerships in the amount of $14,656,343.

During the quarter ended June 30, 1996, $5,315,879 of Series 25 net offering proceeds had been used to pay initital and additional capital contributions. Series 25 net offering proceeds in the amount of $7,400,958 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 25 has invested in as of June 30, 1996.

Series 26
- ---------
The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 25, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $6,720,074.

During the quarter ended June 30, 1996, $931,867 of Series 25 net offering proceeds had been used to pay initital and additional capital contributions. Series 26 net offering proceeds in the amount of $5,245,928 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 26 has invested in as of June 30, 1996.

Results of Operations
- ---------------------
As of June 30, 1996 and 1995 the Fund held limited partnership interests in 135 and 72 Operating Partnerships, respectively. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Fund's results of operations for future periods will vary significantly from those for the period ended June 30, 1996 as Series 22, Series 23, Series 24, Series 25, and Series 26 continue to use the funds raised to invest in partnership interests of additional Operating Partnerships and the Fund begins to offer BACs in Series 27.

The Fund incurred a fund management fee to Boston Capital Communications Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred for the quarter ended June 30, 1996 for Series 20, Series 21, Series 22, Series 23, Series 24, Series 25 and Series 26 were $93,226, $56,460, $52,376, $59,064, $30,948, $19,497 and
$4,443 respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

Series 20
- ---------
As of June 30, 1996 and 1995 the average Qualified Occupancy for the series was 99.8% and 84.7%, respectively. The series had a total of 24 properties at June 30, 1996. Out of the total 23 were at 100% qualified occupancy and 1 was in active lease-up.

For the three months being reported Series 20 reflects a net loss from Operating Partnerships of $877,000. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss of $262,339.
This is an interim period estimate; it is not indicative of the final year end results.

Series 21
- ---------
As of June 30, 1996 and 1995 the average Qualified Occupancy for the series was 89.3% and 69.4%, respectively. The series had a total of 15 properties at June 30, 1996. Out of the total 10 were at 100% qualified occupancy and 3 were in active lease-up.

For the three months being reported Series 21 reflects a net loss from Operating Partnerships of $525,514. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss of $325,090.
This is an interim period estimate; it is not indicative of the final year end results.

Series 22
- ---------
As of June 30, 1996 and 1995 the average Qualified Occupancy for the series was 91.6% and 74.5% respectively. The series had a total of 30 properties at December 31, 1995. Out of the total 22 were at 100% qualified occupancy and 5 were in active lease-up. The series also had 1 property which was under construction at June 30, 1996.

For the three months being reported Series 22 reflects a net loss from Operating Partnerships of $163,569. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $139,253. This is an interim period estimate; it is not indicative of the final year end results.

Series 23
- ---------
As of June 30, 1996 and 1995 the average Qualified Occupancy for the series was 91.6% and 95.3%, respectively. The series had a total of 22 properties at June 30, 1996. Out of the total 15 were at 100% qualified occupancy and 7 were in active lease-up.

For the three months being reported Series 23 reflects a net loss from Operating Partnerships of $159,596. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of 15,518. This is an interim period estimate; it is not indicative of the final year end results.

Series 24
- ---------
As of June 30, 1996 the average Qualified Occupancy for the series was 87.1%. The series had a total of 20 properties at June 30, 1996. Out of the total 9 were at 100% qualified occupancy and 4 were in active lease-up. The series also had 5 properties which were under construction and 2 properties with multiple building, some of which were in lease-up and some of which were under construction at June 30, 1996. Since all of the properties in Series 24 were acquired after June 30, 1995 there is no comparative information to report.

For the three months being reported Series 24 reflects a net loss from Operating Partnerships of $2,727. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $62,461. This is an interim period estimate; it is not indicative of the final year end results.

Series 25
- ---------
As of June 30, 1996 the average Qualified Occupancy for the series was 56%. The series had a total of 13 properties at June 30, 1996. Out of the total 1 was in active lease-up and 12 were under construction. Since all of the properties in Series 25 were acquired after June 30, 1995 there is no comparative information to report.

For the three months being reported Series 25 does not reflect operations from the Operating Partnerships. All of the Operating Partnerships were still under construction in the first quarter and, therefore, have no information to report.

Series 26
- ---------
As of June 30, 1996 the average Qualified Occupancy for the series was 62.9%. The series had a total of 11 properties at June 30, 1996. Out of the total 1 was at 100% qualified occupancy and 6 were in active lease-up. The series also had 4 properties which was under construction at June 30, 1996. Since all of the properties in Series 26 were acquired after June 30, 1995 there is no comparative information to report.

For the three months being reported Series 26 reflects a net loss from Operating Partnerships of $133,859. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss of $71,255. This is an interim period estimate; it is not indicative of the final year end results.

                    PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None

Item 2.     Changes in Securities

            None

Item 3.     Defaults upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            None

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

            None

            (b)   Reports on Form 8-K

            None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                             BOSTON CAPITAL TAX CREDIT
                             FUND IV L.P.



                             By:  Boston Capital Associates IV L.P.




                             By:  C&M Associates d/b/a
                                  Boston Capital Associates



Date:   August 19, 1996           By:  /s/John P. Manning
                                       -------------------
                                       John P. Manning,
                                       Partner & Principal Financial
                                       Officer