Form 10-Q
period 1996-09-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 1996-11-15
CIK 913778

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  September 30, 1996
                                     ------------------
                                             or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________


Commission file number   0-26200
                        ---------

                  BOSTON CAPITAL TAX CREDIT FUND IV L.P.
-----------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Delaware                           04-3208648
--------------------------------    -----------------------------
 (State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)                Identification No.)

  One Boston Place, Suite 2100,  Boston, Massachusetts   02108
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



                        QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996
              -----------------------------------------------


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

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS




                                            September 30,         March 31,
                                                1996                1996
                                             (Unaudited)          (Audited)
                                             -----------          ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $144,204,002         $111,836,578


OTHER ASSETS
   Cash and cash equivalents                 14,314,848           19,454,787
   Investments                               34,470,502           18,461,158
   Notes receivable                          11,385,105           14,869,904
   Deferred acquisition costs                 5,106,169            3,989,558
   Prepaid expenses                               8,932                6,211
   Organization costs, net of
     accumulated amortization (Note B)          464,457              388,935
   Other assets                              17,532,783           11,054,807
                                            -----------          -----------

                                           $227,486,798         $180,061,938
                                            ===========          ===========

LIABILITIES

   Accounts payable & accrued
     expenses (Note C)                     $  1,022,826         $    323,763
   Syndication costs payable                      3,756              311,359
   Accounts payable affiliates                  986,636              481,404
   Capital contributions payable (Note D)    37,050,220           34,424,761
                                            -----------          -----------

                                             39,063,438           35,541,287
                                            -----------          -----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS




                                            September 30,         March 31,
                                                1996                 1996
                                             (Unaudited)           (Audited)
                                            ------------         ------------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest,
      $10 stated value per BAC; 30,000,000
      authorized BACs; 23,313,114 issued and
      outstanding as of September 30, 1996   188,503,948          144,569,903
   General Partner                              (107,562)             (76,226)
   Unrealized gain (loss) on securities
    available for sale, net                       29,974               26,974
                                             -----------          -----------

                                             188,423,360          144,520,651
                                             -----------          -----------

                                            $227,486,798         $180,061,938
                                             ===========          ===========




















       The accompanying notes are an integral part of these statements.

                    Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     SERIES 20
                                            ---------------------------

                                            September 30,     March 31,
                                                1996            1996
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $28,085,168      $28,849,038

OTHER ASSETS
   Cash and cash equivalents                   323,252        1,306,675
   Investments                                 177,502          711,761
   Notes receivable                            945,003        1,808,615
   Deferred acquisition costs                   98,235           98,231
   Prepaid expenses                              6,884            4,163
   Organization costs, net of
     accumulated amortization (Note B)          68,818           80,461
   Other assets                                605,132          341,307
                                            ----------       ----------

                                           $30,309,994      $33,200,251
                                            ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $     3,756      $         -
   Syndication costs payable                         -                -
   Accounts payable affiliates                 384,167          194,678
   Capital contributions payable (Note D)    1,757,409        3,873,666
                                            ----------       ----------

                                             2,145,332        4,068,344
                                            ----------       ----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                       Series 20
                                            -----------------------------

                                           September 30,      March 31,
                                                1996            1996
                                             (Unaudited)      (Audited)
                                             -----------      ---------

Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 30,000,000
      authorized BACs; 3,866,700 issued and
      outstanding as of September 30, 1996  28,213,475       29,171,047
   General Partner                             (48,921)         (39,248)
   Unrealized gain (loss) on securities
    for sale, net                                  108              108
                                            ----------       ----------

                                            28,164,662       29,131,907
                                            ----------       ----------

                                           $30,309,994      $33,200,251
                                            ==========       ==========


















         The accompanying notes are an integral part of these statements.

                     Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                    SERIES 21
                                           ----------------------------

                                            September 30     March 31,
                                               1996             1996
                                            (Unaudited)      (Audited)
                                            -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $12,980,338      $14,407,266

OTHER ASSETS
   Cash and cash equivalents                   981,420        1,398,907
   Investments                                 679,787          479,502
   Notes receivable                            321,165          321,165
   Deferred acquisition costs                   53,731            7,785
   Prepaid expenses                                  -                -
   Organization costs, net of
     accumulated amortization (Note B)          40,959           50,438
   Other assets                                191,086          228,554
                                            ----------       ----------

                                           $15,248,486      $16,893,617
                                            ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $         -      $         -
   Syndication costs payable                         -                -
   Accounts payable affiliates                 259,070          146,150
   Capital contributions payable (Note D)    1,404,776        2,042,344
                                            ----------       ----------

                                             1,663,846        2,188,494
                                            ----------       ----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                          Series 21
                                                ----------------------------

                                               September 30,       March 31,
                                                   1996              1996
                                                (Unaudited)        (Audited)
                                                -----------        ---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 30,000,000
      authorized BACs; 1,892,700 issued and
      outstanding as of September 30, 1996     13,609,981        14,719,259
   General Partner                                (26,114)          (14,909)
   Unrealized gain (loss) on securities
    for sale, net                                     773               773
                                               ----------        ----------

                                               13,584,640        14,705,123
                                               ----------        ----------

                                              $15,248,486       $16 893,617
                                               ==========        ==========



















         The accompanying notes are an integral part of these statements.

                     Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     SERIES 22
                                            ---------------------------

                                            September 30,     March 31,
                                                1996             1996
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $18,522,056      $19,895,333

OTHER ASSETS
   Cash and cash equivalents                 1,095,520        1,686,347
   Investments                                 608,548          454,939
   Notes receivable                          2,669,275        3,709,286
   Deferred acquisition costs                  220,959          169,557
   Prepaid expenses                                  -                -
   Organization costs, net of
     accumulated amortization (Note B)          41,040           47,308
   Other assets                                804,438          810,720
                                            ----------       ----------

                                           $23,961,836      $26,773,490
                                            ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $       729      $     1,199
   Syndication costs payable                         -                -
   Accounts payable affiliates                 162,904           46,722
   Capital contributions payable (Note D)    3,861,909        6,337,752
                                            ----------       ----------

                                             4,025,542        6,385,673
                                            ----------      -----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series 22
                                               ----------------------------

                                               September 30,      March 31,
                                                   1996             1996
                                                (Unaudited)       (Audited)
                                               ------------       ---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 30,000,000
      authorized BACs; 2,564,400 issued and
      outstanding as of September 30, 1996     19,955,196        20,402,204
   General Partner                                (19,726)          (15,211)
   Unrealized gain (loss) on securities
    for sale, net                                     824               824
                                               ----------        ----------

                                               19,936,294        20,387,817
                                               ----------        ----------

                                              $23,961,836       $26 773,490
                                               ==========        ==========



















         The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     SERIES 23
                                             --------------------------

                                           September 30,      March 31,
                                                1996             1996
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $26,829,118      $27,189,858

OTHER ASSETS
   Cash and cash equivalents                 2,900,109        1,313,618
   Investments                                 104,752        5,008,744
   Notes receivable                          2,587,946        3,902,391
   Deferred acquisition costs                  143,562          210,876
   Prepaid expenses                              2,048            2,048
   Organization costs, net of
     accumulated amortization (Note B)          49,614           56,150
   Other assets                                958,960          859,400
                                            ----------       ----------

                                           $33,576,109      $38,543,085
                                            ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $         -      $         -
   Syndication costs payable                         -                -
   Accounts payable affiliates                       -            9,383
   Capital contributions payable (Note D)    8,128,343       10,597,676
                                            ----------       ----------

                                             8,978,679       10,607,059
                                            ----------       ----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series 23
                                                ---------------------------

                                              September 30,       March 31,
                                                   1996              1996
                                                (Unaudited)       (Audited)
                                                -----------       ---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 30,000,000
      authorized BACs; 3,336,727 issued and
      outstanding as of September 30, 1996      27,451,570        27,934,947
   General Partner                                 (10,435)           (5,552)
   Unrealized gain (loss) on securities
    for sale, net                                    6,631             6,631
                                                ----------        ----------

                                                27,447,766        27,936,026
                                                ----------        ----------

                                               $33,576,109       $38,543,085
                                                ==========        ==========



















        The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      SERIES 24
                                             --------------------------

                                            September 30,     March 31,
                                                1996             1996
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $16,202,190      $10,012,941

OTHER ASSETS
   Cash and cash equivalents                 1,364,256        4,796,487
   Investments                               2,013,608        2,939,231
   Notes receivable                          1,798,363        1,800,402
   Deferred acquisition costs                  331,437          961,514
   Prepaid expenses                                  -                -
   Organization costs, net of
     accumulated amortization (Note B)          51,919           58,409
   Other assets                              1,937,127        2,131,218
                                            ----------       ----------

                                           $23,698,900      $22,700,202
                                            ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $     2,688      $   236,334
   Syndication costs payable                         -                -
   Accounts payable affiliates                       -           33,597
   Capital contributions payable (Note D)    5,375,905        4,039,833
                                            ----------       ----------

                                             5,378,593        4,309,764
                                            ----------       ----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series 24
                                                ----------------------------

                                              September 30         March 31,
                                                   1996              1996
                                                (Unaudited)        (Audited)
                                                -----------        ---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 30,000,000
      authorized BACs; 2,169,878 issued and
      outstanding as of September 30, 1996      18,317,902        18,387,332
   General Partner                                  (2,140)           (1,439)
   Unrealized gain (loss) on securities
    for sale, net                                    4,545             4,545
                                                ----------        ----------

                                                18,320,307        18,390,438
                                                ----------        ----------

                                               $23,698,900       $22,700,202
                                                ==========        ==========



















         The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      SERIES 25
                                             --------------------------

                                            September 30,     March 31,
                                                1996             1996
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $20,385,002     $  7,863,180

OTHER ASSETS
   Cash and cash equivalents                 2,610,558        7,307,862
   Investments                               5,929,583        7,981,391
   Notes receivable                            489,633        1,924,960
   Deferred acquisition costs                  469,089        1,902,287
   Prepaid expenses                                  -                -
   Organization costs, net of
     accumulated amortization (Note B)          44,574           49,818
   Other assets                              5,107,613        3,686,254
                                            ----------       ----------

                                           $35,036,052      $30,715,752
                                            ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $     4,042      $       591
   Syndication costs payable                         -                -
   Accounts payable affiliates                     250            1,459
   Capital contributions payable (Note D)    9,154,777        4,911,886
                                            ----------       ----------

                                             9,159,069        4,913,936
                                            ----------       ----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                          Series 25
                                                 ---------------------------

                                                September 30,      March 31,
                                                    1996             1996
                                                 (Unaudited)       (Audited)
                                                 -----------       ---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 30,000,000
      authorized BACs; 3,026,109 issued and
      outstanding as of September 30, 1996      25,863,026       25,788,647
   General Partner                                   1,193              405
   Unrealized gain (loss) on securities
    for sale, net                                   12,764           12,764
                                                ----------       ----------

                                                25,876,983       25,801,816
                                                ----------       ----------

                                               $35,036,052      $30,715,752
                                                ==========       ==========



















         The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     SERIES 26
                                             --------------------------

                                             September 30,    March 31,
                                                1996             1996
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $13,494,316     $  3,618,962

OTHER ASSETS
   Cash and cash equivalents                  2,967,430        1,644,891
   Investments                               17,434,598          885,590
   Notes receivable                           1,712,646        1,403,085
   Deferred acquisition costs                 2,448,039          639,308
   Prepaid expenses                                   -                -
   Organization costs, net of
     accumulated amortization (Note B)           89,922           46,351
   Other assets                               2,497,532        2,997,354
                                             ----------       ----------

                                            $40,644,483      $11,235,541
                                             ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $    13,577      $    85,639
   Syndication costs payable                          -          301,976
   Accounts payable affiliates                      435           58,798
   Capital contributions payable (Note D)     6,692,455        2,621,604
                                             ----------       ----------

                                              6,706,467        3,068,017
                                             ----------       ----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series 26
                                                ---------------------------

                                               September 30,      March 31,
                                                   1996            1996
                                                (Unaudited)      (Audited)
                                                -----------      ---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 30,000,000
      authorized BACs; 3,995,900 issued and
      outstanding as of September 30, 1996     33,938,271         8,166,467
   General Partner                                 (1,584)             (272)
   Unrealized gain (loss) on securities
    for sale, net                                   1,329             1,329
                                               ----------        ----------

                                               33,938,016         8,167,524
                                               ----------        ----------

                                              $40,644,483       $11,235,541
                                               ==========        ==========



















         The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      SERIES 27
                                                    -------------

                                                    September 30,
                                                        1996
                                                     (Unaudited)
                                                    -------------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                             $13,494,316

OTHER ASSETS
   Cash and cash equivalents                           2,967,430
   Investments                                        17,434,598
   Notes receivable                                    1,712,646
   Deferred acquisition costs                          2,448,039
   Prepaid expenses                                            -
   Organization costs, net of
     accumulated amortization (Note B)                    89,922
   Other assets                                        2,497,532
                                                      ----------

                                                     $40,644,483
                                                      ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                               $    13,577
   Syndication costs payable                                   -
   Accounts payable affiliates                               435
   Capital contributions payable (Note D)              6,692,455
                                                      ----------

                                                       6,706,467
                                                      ----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series 27
                                                       -------------

                                                       September 30,
                                                           1996
                                                        (Unaudited)
                                                      --------------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 30,000,000
      authorized BACs; 2,460,700 issued and
      outstanding as of September 30, 1996             21,154,527
   General Partner                                            165
   Unrealized gain (loss) on securities
    for sale, net                                               -
                                                       ----------

                                                       21,154,692
                                                       ----------

                                                      $25,010,938
                                                       ==========















* Series 27 did not commence operations until after march 31, 1996 therefore, it does not have comparative information to report.

         The accompanying notes are an integral part of these statements.

                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF OPERATIONS

                     Three Months Ended September 30,
                              (Unaudited)



                                             1996         1995
                                             ----         ----

Income
  Interest income                       $   585,913   $   273,191
                                         ----------      --------

                                            585,913       273,191
                                         ----------      --------

Share of loss from
  Operating Expenses                       (808,694)     (287,334)
                                         ----------      --------

Expenses
  Professional fees                         122,810        77,997
  Fund management fee (Note C)              385,876       255,697
  Amortization                               27,563        17,016
  General and administrative expenses       265,433        91,580
                                         ----------      --------

                                            801,682       442,560
                                         ----------      --------


  NET INCOME (LOSS)                     $(1,024,463)  $  (456,703)
                                         ==========      ========

Net income (loss) allocated to
  limited partners                      $(1,014,218)  $  (452,136)
                                         ==========      ========

Net income (loss) allocated to
  general partner                       $   (10,245)  $    (4,567)
                                         ==========      ========

Net income (loss) per BAC               $      (.59)  $      (.21)
                                         ==========      ========



       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended September 30,
                            (Unaudited)

                                                      SERIES 20
                                               -----------------------
                                                  1996          1995
                                                  ----          ----
Income
  Interest income                              $  11,538     $  53,351
                                                --------      --------

                                                  11,538        53,351
                                                --------      --------

Share of loss from Operating
  Partnerships                                   113,151      (261,297)
                                                --------      --------

Expenses
  Professional fees                               15,923        22,200
  Fund management fee (Note C)                    86,239        90,726
  Amortization                                     5,821         5,821
  General and administrative expense              10,201         9,590
                                                --------      --------

                                                 118,184       128,337
                                                --------      --------


  NET INCOME (LOSS)                            $   6,505     $(336,283)
                                                ========      ========

Net income (loss) allocated to
  limited  partners                            $   6,440     $(332,920)
                                                ========      ========

Net income (loss) allocated to
  general partner                              $      65     $  (3,363)
                                                ========      ========

Net income (loss) per BAC                      $    (.04)    $    (.09)
                                                ========      ========





        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended September 30,
                            (Unaudited)

                                                      SERIES 21
                                               -----------------------
                                                  1996          1995
                                                  ----          ----
Income
  Interest income                              $  16,136     $  31,952
                                                --------      --------

                                                  16,136        31,952
                                                --------      --------

Share of loss from Operating
  Partnerships                                  (460,985)     (121,331)
                                                --------      --------

Expenses
  Professional fees                               14,218        29,888
  Fund management fee (Note C)                    54,872        59,730
  Amortization                                     4,739         4,739
  General and administrative expense              12,327         4,369
                                                --------      --------

                                                  86,156        98,726
                                                --------      --------


  NET INCOME (LOSS)                            $(531,005)    $(188,105)
                                                ========      ========

Net income (loss) allocated to
  limited  partners                            $(525,695)    $(186,224)
                                                ========      ========

Net income (loss) allocated to
  general partner                              $  (5,310)    $  (1,881)
                                                ========      ========

Net income (loss) per BAC                      $    (.36)    $    (.10)
                                                ========      ========





        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended September 30,
                            (Unaudited)

                                                      SERIES 22
                                               -----------------------
                                                  1996          1995
                                                  ----          ----
Income
  Interest income                              $  15,145     $  26,818
                                                --------       -------

                                                  15,145        26,818
                                                --------       -------

Share of loss from Operating
  Partnerships                                  (144,547)      (19,803)
                                                --------       -------

Expenses
  Professional fees                               15,879        19,360
  Fund management fee (Note C)                    57,973        57,503
  Amortization                                     3,135         3,188
  General and administrative expense              18,577         5,667
                                                --------       -------

                                                  95,564        85,718
                                                --------       -------


  NET INCOME (LOSS)                            $(224,966)    $ (78,703)
                                                ========       =======

Net income (loss) allocated to
  limited  partners                            $(222,716)    $ (77,916)
                                                ========       =======

Net income (loss) allocated to
  general partner                              $  (2,250)    $    (787)
                                                ========       =======

Net income (loss) per BAC                      $    (.08)    $    (.03)
                                                ========       =======





        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended September 30,
                            (Unaudited)

                                                      SERIES 23
                                               -----------------------
                                                  1996          1995
                                                  ----          ----
Income
  Interest income                              $  59,668     $ 144,325
                                                --------       -------

                                                  59,668       144,325
                                                --------       -------

Share of loss from Operating
  Partnerships                                  (237,187)        5,897
                                                --------       -------

Expenses
  Professional fees                               13,837         6,549
  Fund management fee (Note C)                    59,814        47,738
  Amortization                                     3,268         3,268
  General and administrative expense              19,850        52,733
                                                --------       -------

                                                  96,769       110,288
                                                --------       -------


  NET INCOME (LOSS)                            $(274,288)    $  39,934
                                                ========       =======

Net income (loss) allocated to
  limited  partners                            $(271,545)    $  39,535
                                                ========       =======

Net income (loss) allocated to
  general partner                              $  (2,743)    $     399
                                                ========       =======

Net income (loss) per BAC                      $    (.08)    $     .01
                                                ========       =======





        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended September 30,
                            (Unaudited)

                                                      SERIES 24
                                               -----------------------
                                                  1996          1995
                                                  ----          ----
Income
  Interest income                              $  61,439     $  16,744
                                                --------       -------

                                                  61,439        16,744
                                                --------       -------

Share of loss from Operating
  Partnerships                                   (24,955)            -
                                                --------       -------

Expenses
  Professional fees                               13,359             -
  Fund management fee (Note C)                    46,603             -
  Amortization                                     3,245             -
  General and administrative expense              25,329        19,491
                                                --------       -------

                                                  88,536        19,491
                                                --------       -------


  NET INCOME (LOSS)                            $ (52,052)    $  (2,747)
                                                ========       =======

Net income (loss) allocated to
  limited  partners                            $ (51,531)    $  (2,720)
                                                ========       =======

Net income (loss) allocated to
  general partner                              $    (521)    $     (27)
                                                ========       =======

Net income (loss) per BAC                      $    (.02)    $       -
                                                ========       =======




        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended September 30,
                            (Unaudited)

                                      SERIES 25*    SERIES 26*      SERIES 27*
                                     -----------   ------------    -----------
                                        1996          1996             1996
                                        ----          ----             ----
Income
  Interest income                   $ 118,959     $ 272,805        $  30,223
                                     --------       -------          -------

                                      118,959       272,805           30,223
                                     --------       -------          -------

Share of loss from Operating
  Partnerships                         35,788       (89,959)               -
                                     --------       -------          -------

Expenses
  Professional fees                    15,455        31,393             2,746
  Fund management fee (Note C)         44,759        35,616                 -
  Amortization                          2,622         4,733                 -
  General and administrative expense   51,492       116,671            10,986
                                     --------       -------           -------
                                      114,328       188,413            13,732
                                     --------       -------           -------

  NET INCOME (LOSS)                 $  40,419     $  (5,567)        $  16,491
                                     ========       =======           =======

Net income (loss) allocated to
  limited  partners                 $  40,015     $  (5,511)        $  16,326
                                     ========       =======           =======

Net income (loss) allocated to
  general partner                   $     404     $     (56)        $     165
                                     ========       =======           =======

Net income (loss) per BAC           $       -     $       -         $       -
                                     ========       =======           =======


* Series 25, 26, and 27 did not commence operations until after September 30, 1995, therefore they do not have comparative information to report.

        The accompanying notes are an integral part of these statements.

                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF OPERATIONS

                       Six Months Ended September 30,
                              (Unaudited)



                                             1996         1995
                                             ----         ----

Income
  Interest income                       $   961,886   $   374,007
                                         ----------     ---------

                                            961,886       374,007
                                         ----------     ---------

Share of loss from
  Operating Expenses                     (2,676,267)     (911,180)
                                         ----------     ---------

Expenses
  Professional fees                         202,150        82,060
  Fund management fee (Note C)              701,890       449,260
  Amortization                               50,393        28,669
  General and administrative expenses       464,706       159,253
                                         ----------     ---------

                                          1,419,139       719,242
                                         ----------     ---------


  NET INCOME (LOSS)                     $(3,133,520)  $(1,256,415)
                                         ==========     =========

Net income (loss) allocated to
  limited partners                      $(3,102,185)  $(1,243,852)
                                         ==========     =========

Net income (loss) allocated to
  general partner                       $   (31,335)  $   (12,563)
                                         ==========     =========

Net income (loss) per BAC               $     (1.45)  $      (.45)
                                         ==========     =========



       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                      Six Months Ended September 30,
                            (Unaudited)

                                                      SERIES 20
                                               -----------------------
                                                  1996          1995
                                                  ----          ----
Income
  Interest income                              $  29,153     $  93,580
                                                --------      --------

                                                  29,153        93,580
                                                --------      --------

Share of loss from Operating
  Partnerships                                  (763,849)     (574,421)
                                                --------      --------

Expenses
  Professional fees                               22,737        22,777
  Fund management fee (Note C)                   179,465       156,210
  Amortization                                    11,642        11,642
  General and administrative expense              18,705        28,535
                                                --------      --------

                                                 232,549       219,164
                                                --------      --------


  NET INCOME (LOSS)                            $(967,245)    $(700,005)
                                                ========      ========

Net income (loss) allocated to
  limited  partners                            $(957,572)    $(693,005)
                                                ========      ========

Net income (loss) allocated to
  general partner                              $  (9,673)    $  (7,000)
                                                ========      ========

Net income (loss) per BAC                      $    (.39)    $    (.18)
                                                ========      ========





        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                      Six Months Ended September 30,
                            (Unaudited)

                                                      SERIES 21
                                               -----------------------
                                                  1996          1995
                                                  ----          ----
Income
  Interest income                            $    37,198     $  48,775
                                               ---------      --------

                                                  37,198        48,775
                                               ---------      --------

Share of loss from Operating
  Partnerships                                  (991,807)     (298,219)
                                               ---------      --------

Expenses
  Professional fees                               24,966        32,618
  Fund management fee (Note C)                   111,332       114,966
  Amortization                                     9,479         7,490
  General and administrative expense              20,097        14,926
                                               ---------      --------

                                                 165,874       170,000
                                               ---------      --------


  NET INCOME (LOSS)                          $(1,120,483)    $(419,444)
                                               =========      ========

Net income (loss) allocated to
  limited  partners                          $(1,109,278)    $(415,250)
                                               =========      ========

Net income (loss) allocated to
  general partner                            $   (11,205)    $  (4,194)
                                               =========      ========

Net income (loss) per BAC                    $      (.67)    $    (.22)
                                               =========      ========





        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                      Six Months Ended September 30,
                            (Unaudited)

                                                      SERIES 22
                                               -----------------------
                                                  1996          1995
                                                  ----          ----
Income
  Interest income                              $  27,750     $  42,245
                                                --------       -------

                                                  27,750        42,245
                                                --------       -------

Share of loss from Operating
  Partnerships                                  (308,116)      (44,437)
                                                --------       -------

Expenses
  Professional fees                               23,190        19,903
  Fund management fee (Note C)                   110,349       114,808
  Amortization                                     6,269         6,269
  General and administrative expense              31,349        18,243
                                                --------       -------

                                                 171,157       159,223
                                                --------       -------


  NET INCOME (LOSS)                            $(451,523)    $(161,415)
                                                ========       =======

Net income (loss) allocated to
  limited  partners                            $(447,008)    $(159,801)
                                                ========       =======

Net income (loss) allocated to
  general partner                              $  (4,515)    $  (1,614)
                                                ========       =======

Net income (loss) per BAC                      $    (.17)    $    (.06)
                                                ========       =======





        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                      Six Months Ended September 30,
                            (Unaudited)

                                                      SERIES 23
                                               -----------------------
                                                  1996          1995
                                                  ----          ----
Income
  Interest income                              $ 115,575     $ 172,663
                                                --------       -------

                                                 115,575       172,663
                                                --------       -------

Share of loss from Operating
  Partnerships                                  (396,783)        5,897
                                                --------       -------

Expenses
  Professional fees                               17,878         6,762
  Fund management fee (Note C)                   118,878        63,276
  Amortization                                     6,536         3,268
  General and administrative expense              63,760        78,058
                                                --------       -------

                                                 207,052       151,364
                                                --------       -------


  NET INCOME (LOSS)                            $(488,260)    $  27,196
                                                ========       =======

Net income (loss) allocated to
  limited  partners                            $(483,377)    $  26,924
                                                ========       =======

Net income (loss) allocated to
  general partner                              $  (4,883)    $     272
                                                ========       =======

Net income (loss) per BAC                      $    (.14)    $     .01
                                                ========       =======





        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                      Six Months Ended September 30,
                            (Unaudited)

                                                      SERIES 24
                                               -----------------------
                                                  1996          1995
                                                  ----          ----
Income
  Interest income                              $ 113,829     $  16,744
                                                --------       -------

                                                 113,829        16,744
                                                --------       -------

Share of loss from Operating
  Partnerships                                   (27,682)            -
                                                --------       -------

Expenses
  Professional fees                               22,335             -
  Fund management fee (Note C)                    77,551             -
  Amortization                                     6,490             -
  General and administrative expense              49,902        19,491
                                                --------       -------

                                                 156,278        19,491
                                                --------       -------


  NET INCOME (LOSS)                            $ (70,131)    $  (2,747)
                                                ========       =======

Net income (loss) allocated to
  limited  partners                            $ (69,430)    $  (2,720)
                                                ========       =======

Net income (loss) allocated to
  general partner                              $    (701)    $     (27)
                                                ========       =======

Net income (loss) per BAC                      $    (.02)    $       -
                                                ========       =======




        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Six Months Ended September 30,
                            (Unaudited)

                                      SERIES 25*    SERIES 26*      SERIES 27*
                                     -----------   ------------    -----------
                                        1996          1996             1996
                                        ----          ----             ----
Income
  Interest income                   $ 239,992     $ 368,166         $  30,223
                                     --------       -------           -------

                                      239,992       368,166            30,223
                                     --------       -------           -------

Share of loss from Operating
  Partnerships                         35,788      (223,818)                -
                                     --------       -------           -------

Expenses
  Professional fees                    26,603        61,695             2,746
  Fund management fee (Note C)         64,256        40,059                 -
  Amortization                          5,244         4,733                 -
  General and administrative expense  100,860       169,047            10,986
                                     --------       -------           -------
                                      196,963       275,534            13,732
                                     --------       -------           -------

  NET INCOME (LOSS)                 $  78,817     $(131,186)        $  16,491
                                     ========       =======           =======

Net income (loss) allocated to
  limited  partners                 $  78,029     $(129,874)        $  16,326
                                     ========       =======           =======

Net income (loss) allocated to
  general partner                   $     788     $  (1,312)        $     165
                                     ========       =======           =======

Net income (loss) per BAC           $     .03     $    (.03)        $       -
                                     ========       =======           =======

* Series 25, 26, and 27 did not commence operations until after September 30, 1995, therefore they do not have comparative information to report.



        The accompanying notes are an integral part of these statements.

                    Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                         Six Months Ended September 30, 1996
                                 (Unaudited)

                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net      Total
                      ---------      -------      ---------      -----


Partners' capital
  (deficit)
  April 1, 1996     $144,569,903    $ (76,226)     $ 26,974    $144,520,651

Capital contribu-
  tions               54,620,000            -             -      54,620,000

Selling commissions
  and registration
  costs               (7,583,771)           -             -      (7,583,771)

Net income (loss)     (3,102,184)     (31,336)            -      (3,133,520)
                      ----------      -------       -------     -----------

Partners' capital
 (deficit),
September 30, 1996  $188,503,948    $(107,562)     $ 26,974    $188,423,360
                     ===========      =======       =======     ===========
















       The accompanying notes are an integral part of these statements.

                     Boston Capital Tax Credit Fund IV L.P.
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                       Six Months Ended September 30, 1996
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net      Total
                      ---------      -------      ---------      -----
Series 20
--------
Partners' capital
 (deficit),
April 1, 1996        $29,171,047     $ (39,248)   $    108    $29,131,907

Capital contribu-
  tions                        -             -           -              -

Selling commissions
  and registration
  costs                        -             -           -              -

Net income (loss)       (957,572)       (9,673)          -       (967,245)
                      ----------      --------     -------     ----------
Partners' capital
 (deficit),
September 30, 1996   $28,213,475     $ (48,921)   $    108    $28,164,662
                     ===========      ========     =======     ==========

Series 21
--------
Partners' capital
 (deficit),
 April 1, 1996       $14,719,259     $ (14,909)   $    773     $14,705,123

Capital contribu-
  tions                        -             -           -              -

Selling commissions
  and registration
  costs                        -             -           -              -

Net income (loss)     (1,109,278)      (11,205)          -      (1,120,483)
                      ----------      --------     -------      ----------
Partners' capital
 (deficit),
September 30, 1996   $13,609,981     $ (26,114)   $     773    $13,584,640
                      ==========      ========     ========     ==========
       The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                       Six Months Ended September 30, 1996
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net      Total
                      ---------      -------      ---------      -----
Series 22
--------
Partners' capital
 (deficit),
 April 1, 1996       $20,402,204     $ (15,211)   $    824    $20,387,817

Capital contribu-
  tions                        -             -           -              -

Selling commissions
  and registration
  costs                        -             -           -              -

Net income (loss)      (447,008)        (4,515)          -       (451,523)
                     ----------       --------      ------     ----------
Partners' capital
 (deficit),
September 30, 1996  $19,955,196      $ (19,726)   $    824    $19,936,294
                     ==========       ========     =======     ==========
Series 23
--------
Partners' capital
 (deficit),
 April 1, 1996       $27,934,947     $  (5,552)   $  6,631    $27,936,026

Capital contribu-
  tions                        -             -           -              -

Selling commissions
  and registration
  costs                        -             -           -              -

Net income (loss)       (483,377)       (4,883)          -       (488,260)
                      ----------      --------      -------     ----------
Partners' capital
 (deficit),
September 30, 1996   $27,451,570     $ (10,435)    $  6,631    $27,447,766
                      ==========      ========      =======     ==========
             The accompanying notes are an integral part of these statements

                   Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                       Six Months Ended September 30, 1996
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net      Total
                      ---------      -------      ---------      -----
Series 24
--------
Partners' capital
 (deficit),
 April 1, 1996       $18,387,332     $  (1,439)   $  4,545    $18,390,438

Capital contribu-
  tions                        -             -           -              -

Selling commissions
  and registration
  costs                        -             -           -              -

Net income (loss)        (69,430)         (701)          -        (70,131)
                      ----------      --------     -------     ----------
Partners' capital
 (deficit),
September 30, 1996   $18,317,902     $  (2,140)   $  4,545    $18,320,307
                      ==========      ========     =======     ==========
Series 25
--------
Partners' capital
 (deficit),
 April 1, 1996       $25,788,647      $    405    $ 12,764    $25,801,816

Capital contribu-
  tions                        -             -           -              -

Selling commissions
  and registration
  costs                   (3,650)            -           -         (3,650)

Net income (loss)         78,029           788           -         78,817
                      ----------       -------     -------     ----------
Partners' capital
 (deficit),
September 30, 1996   $25,863,026      $  1,193    $ 12,764    $25,876,983
                      ==========       =======     =======     ==========
      The accompanying notes are an integral part of these statements.

                    Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                       Six Months Ended September 30, 1996
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net      Total
                      ---------      -------      ---------      -----
Series 26
--------
Partners' capital
 (deficit),
 April 1, 1996       $ 8,166,467     $  (272)     $  1,329    $ 8,167,524

Capital contribu-
  tions               30,013,000           -             -     30,013,000

Selling commissions
  and registration
  costs               (4,111,322)          -             -     (4,111,322)

Net income (loss)       (129,874)     (1,312)            -       (131,186)
                       ---------      ------       -------     ----------
Partners' capital
 (deficit),
September 30, 1996   $33,938,271     $(1,584)     $  1,329    $33,938,016
                      ==========      ======       =======     ==========
Series 27
--------
Partners' capital
 (deficit),
 April 1, 1996       $         -     $     -      $      -    $         -

Capital contribu-
  tions               24,607,000           -             -     24,607,000

Selling commissions
  and registration
  costs               (3,468,799)          -             -     (3,468,799)

Net income (loss)         16,326         165             -         16,491
                       ---------      ------       -------     ----------
Partners' capital
 (deficit),
September 30, 1996   $21,154,527     $   165      $      -    $21,154,692
                      ==========      ======       =======     ==========
       The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                (Unaudited)



                                             1996             1995
                                             ----             ----
Cash flows from operating activities:
    Net income (loss)                    $ (3,133,520)   $(1,256,415)
    Adjustments
       Amortization                            50,393         28,669
       Distributions from
         Operating Partnerships                    18              -
       Share of loss from Operating
         Partnerships                       2,676,267        911,180
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                  (125,915)       (57,801)
       (Decrease) Increase in accounts
         payable and accrued expenses         400,842         94,210
       Decrease (Increase) in prepaid
         expenses                              (2,721)       (19,713)
       Decrease (Increase) in accounts
         receivable                        (6,432,675)    (2,795,546)
       (Decrease) Increase in accounts
         payable affiliates                   495,845         19,438
                                          -----------     ----------
         Net cash (used in) provided by
           operating activities            (6,071,466)    (3,075,978)
                                          -----------     ----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to be acquired                      (5,706,148)    (4,569,841)
     Capital contributions paid to
       Operating Partnerships             (27,874,008)   (10,672,260)
     Advances to Operating Partnerships     3,484,799     (8,301,793)
     Investments                          (16,009,344)    (8,886,252)
                                          ------------    -----------
         Net cash (used in) provided by
           investing activities           (46,104,701)   (32,430,146)
                                          -----------     ----------

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                (Unaudited)

                                              1996            1995
                                              ----            ----
Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid     (7,583,772)    (6,361,012)
     Capital contributions received        54,620,000     46,035,000
         Net cash (used in) provided by   -----------     ----------
           financing activities            47,036,228     39,673,988
                                          -----------     ----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                (5,139,939)     4,167,864


Cash and cash equivalents, beginning       19,454,787      9,627,086
                                          -----------     ----------

Cash and cash equivalents, ending        $ 14,314,848    $13,794,950
                                          ===========     ==========

Supplemental schedule of noncash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships          $ 18,155,562    $15,727,198
                                          ===========     ==========















      The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                (Unaudited)

                                                   Series 20
                                             ---------------------
                                             1996             1995
                                             ----             ----
Cash flows from operating activities:
    Net income (loss)                     $  (967,245)   $  (700,005)
    Adjustments
       Amortization                            11,642         11,642
       Distributions from
         Operating Partnerships                    18              -
       Share of loss from Operating
         Partnerships                         763,849        574,421
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -              -
       (Decrease) Increase in accounts
         payable and accrued expenses           3,756              -
       Decrease (Increase ) in prepaid
         expenses                              (2,721)       (14,623)
       Decrease (Increase) in accounts
         receivable                          (263,825)       (50,680)
       (Decrease) Increase in accounts
         payable affiliates                   189,489         14,120
                                           ----------     ----------
         Net cash (used in) provided by
           operating activities              (265,037)      (165,125)
                                           ----------     ----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   -        (35,955)
     Capital contributions paid to
       Operating Partnerships              (2,116,257)    (1,033,313)
     Advances to Operating Partnerships       863,612       (815,504)
     Investments                              534,259        256,377
                                           ----------     ----------
         Net cash (used in) provided by
           investing activities              (718,386)    (1,628,395)
                                           ----------     ----------

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                (Unaudited)

                                                     Series 20
                                            -------------------------
                                             1996              1995
                                             ----              ----
Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -             (271)
     Capital contributions received                 -                -
        Net cash (used in) provided by     ----------       ----------
           financing activities                     -             (271)
                                           ----------       ----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                  (983,423)      (1,793,791)


Cash and cash equivalents, beginning        1,306,675        3,453,823
                                           ----------       ----------

Cash and cash equivalents, ending         $   323,252      $ 1,660,032
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

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                (Unaudited)

                                                  Series 21
                                             ---------------------
                                             1996             1995
                                             ----             ----
Cash flows from operating activities:
    Net income (loss)                     $(1,120,483)   $  (419,444)
    Adjustments
       Amortization                             9,479          7,490
       Distributions from
         Operating Partnerships                     -              -
       Share of loss from Operating
         Partnerships                         991,807        298,219
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -              -
       (Decrease) Increase in accounts
         payable and accrued expenses               -         40,533
       Decrease (Increase ) in prepaid
         expenses                                   -         (5,090)
       Decrease (Increase) in accounts
         receivable                            37,468        (36,124)
       (Decrease) Increase in accounts
         payable affiliates                   112,920         31,768
                                           ----------     ----------
         Net cash (used in) provided by
           operating activities                31,191        (82,648)
                                           ----------     ----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   -        (19,201)
     Capital contributions paid to
       Operating Partnerships                (248,393)    (2,120,293)
     Advances to Operating Partnerships             -        687,829
     Investments                             (200,285)     1,362,878
                                            ----------     ----------
         Net cash (used in) provided by
           investing activities              (448,678)       (88,787)
                                           ----------     ----------

                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                (Unaudited)

                                                      Series 21
                                             -----------------------
                                                1996           1995
                                                ----           ----
Continued
---------
Cash flows from financing activities:
     Sales and registration costs paid              -           (267)
     Capital contributions received                 -              -
         Net cash (used in) provided by    ----------      ---------
           financing activities                     -           (267)
                                           ----------      ---------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                  (417,487)      (171,702)


Cash and cash equivalents, beginning        1,398,907      1,697,368
                                           ----------     ----------

Cash and cash equivalents, ending         $   981,420    $ 1,525,666
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

                Boston Capital Tax Credit Fund IV L.P

                         STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                (Unaudited)

                                                  Series 22
                                             ---------------------
                                             1996             1995
                                             ----             ----
Cash flows from operating activities:
    Net income (loss)                     $  (451,523)   $  (161,415)
    Adjustments
       Amortization                             6,269          6,269
       Distributions from
         Operating Partnerships                     -              -
       Share of loss from Operating
         Partnerships                         308,116         44,437
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -         (5,337)
       (Decrease) Increase in accounts
         payable and accrued expenses            (470)         6,589
       Decrease (Increase ) in prepaid
         expenses                                   -         (9,855)
       Decrease (Increase) in accounts
         receivable                           (23,417)     1,569,823
       (Decrease) Increase in accounts
         payable affiliates                   116,182         (7,989)
                                           ----------     ----------
         Net cash (used in) provided by
           operating activities               (44,843)     1,442,522
                                           ----------     ----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                              (8,276)       (75,462)
     Capital contributions paid to
       Operating Partnerships              (1,424,110)    (1,796,576)
     Advances to Operating Partnerships     1,040,011        723,441
     Investments                             (153,609)      (896,945)
                                            ----------     ----------
         Net cash (used in) provided by
           investing activities              (545,984)    (2,045,542)
                                            ----------     ----------

                Boston Capital Tax Credit Fund IV L.P

                         STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                (Unaudited)

                                                  Series 22
                                           ---------------------------
                                               1996            1995
                                               ----            ----

Continued
---------
Cash flows from financing activities:
     Sales and registration costs paid              -        (12,514)
     Capital contributions received                 -              -
         Net cash (used in) provided by    ----------      ----------
           financing activities                     -        (12,514)
                                           ----------      ----------
         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                  (590,827)      (615,534)


Cash and cash equivalents, beginning        1,686,347      3,002,412
                                           ----------     ----------

Cash and cash equivalents, ending         $ 1,095,520    $ 2,386,878
                                           ==========     ==========


Supplemental schedule of noncash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $         -    $         -
                                           ===========    ==========













       The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                (Unaudited)

                                                   Series 23
                                             ---------------------
                                             1996             1995
                                             ----             ----
Cash flows from operating activities:
    Net income (loss)                     $  (488,260)   $    27,196
    Adjustments
       Amortization                             6,536          3,268
       Distributions from
         Operating Partnerships                     -              -
       Share of loss from Operating
         Partnerships                         396,783         (5,897)
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -         (8,494)
       (Decrease) Increase in accounts
         payable and accrued expenses               -       (224,614)
       Decrease (Increase ) in prepaid
         expenses                                   -        (59,048)
       Decrease (Increase) in accounts
         receivable                           (24,560)    (1,389,361)
       (Decrease) Increase in accounts
         payable affiliates                    (9,387)       (18,461)
                                           ----------     ----------
         Net cash (used in) provided by
           operating activities              (118,888)    (1,675,411)
                                           ----------     ----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                              (7,686)    (2,475,740)
     Capital contributions paid to
       Operating Partnerships              (4,505,372)    (5,722,078)
     Advances to Operating Partnerships     1,314,445     (2,530,369)
     Investments                            4,903,992     (7,377,646)
                                           ----------     ----------
         Net cash (used in) provided by
           investing activities             1,705,379    (18,105,833)
                                           ----------     ----------

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                (Unaudited)

                                                  Series 23
                                         ----------------------------
                                             1996            1995
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -     (3,370,411)
     Capital contributions received                 -     24,338,000
         Net cash (used in) provided by    ----------     ----------
           financing activities                     -     20,967,589
                                           ----------     ----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                 1,586,491      1,186,345


Cash and cash equivalents, beginning        1,313,618      1,473,483
                                           ----------     ----------

Cash and cash equivalents, ending         $ 2,900,109    $ 2,659,828
                                           ==========     ==========


Supplemental schedule of noncash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $         -    $13,493,159
                                           ==========     ==========












       The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                (Unaudited)

                                                   Series 24
                                             ---------------------
                                             1996             1995
                                             ----             ----
Cash flows from operating activities:
    Net income (loss)                     $   (70,131)   $    (2,747)
    Adjustments
       Amortization                             6,490              -
       Distributions from
         Operating Partnerships                     -              -
       Share of loss from Operating
         Partnerships                          27,682              -
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -        (43,970)
       (Decrease) Increase in accounts
         payable and accrued expenses        (233,647)       271,702
       Decrease (Increase ) in prepaid
         expenses                                   -        (24,796)
       Decrease (Increase) in accounts
         receivable                           194,091     (2,795,505)
       (Decrease) Increase in accounts
         payable affiliates                   (33,597)             -
                                           ----------     ----------
         Net cash (used in) provided by
           operating activities              (109,112)    (2,595,316)
                                           ----------     ----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                            (151,691)    (1,963,483)
     Capital contributions paid to
       Operating Partnerships              (4,099,090)             -
     Advances to Operating Partnerships         2,039     (6,367,190)
     Investments                              925,623     (2,230,916)
                                           ----------     ----------
         Net cash (used in) provided by
           investing activities            (3,323,119)   (10,561,589)
                                           ----------     ----------

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                (Unaudited)

                                                  Series 24
                                         ----------------------------
                                             1996            1995
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -     (2,977,549)
     Capital contributions received                 -     21,697,000
         Net cash (used in) provided by    ----------     ----------
           financing activities                     -     18,719,451
                                           ----------     ----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                (3,432,231)     5,562,546


Cash and cash equivalents, beginning        4,796,487              -
                                           ----------     ----------

Cash and cash equivalents, ending         $ 1,364,256    $ 5,562,546
                                           ==========     ==========


Supplemental schedule of noncash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $ 3,194,309    $ 2,303,504
                                           ==========     ==========











       The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                (Unaudited)

                                      Series 25*     Series 26*     Series 27*
                                      ----------------------------------------
                                         1996           1996           1996
                                         ----           ----           ----
Cash flows from operating activities:
    Net income (loss)                 $    78,817  $  (131,186)  $    (16,491)
    Adjustments
       Amortization                         5,244          4,733            -
       Distributions from
         Operating Partnerships                 -              -            -
       Share of (income) loss from
         operating partnerships           (35,788)       223,818            -
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                     -        (48,304)     (77,611)
       (Decrease) Increase in accounts
         payable and accrued expenses       3,451       (374,038)   1,001,790)
       Decrease (Increase ) in prepaid
         expenses                               -              -            -
       Decrease (Increase) in accounts
         receivable                    (1,421,359)       499,822   (5,430,895)
       (Decrease) Increase in accounts
         payable affiliates                (1,209)       (58,363)     179,810
                                       ----------     ----------  -----------
         Net cash (used in) provided by
           operating activities        (1,370,844)       116,482   (4,310,415)
                                       ----------     ----------  -----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                        (149,478)    (3,078,904)  (2,310,113)
     Capital contributions paid to
       Operating Partnerships          (6,660,466)    (4,758,148)  (4,062,172)
     Advances to Operating Partnerships 1,435,327       (309,561)    (861,074)
     Investments                        2,051,808    (16,549,008)  (7,522,124)
                                       ----------     ----------  -----------
         Net cash (used in) provided by
           investing activities        (3,322,809)   (24,695,621) (14,755,483)
                                       ----------     ----------  -----------

                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                              (Unaudited)


                                      Series 25*     Series 26*     Series 27*
                                      ----------     ----------     ----------
                                         1996           1996           1996
                                         ----           ----           ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid      (3,651)   (4,111,322)  (3,468,799)
     Capital contributions received              -    30,013 000   24,607,000
         Net cash (used in) provided by ----------    ----------  -----------
           financing activities             (3,651)   25,901,678   21,138,201
                                        ----------    ----------  -----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS            (4,697,304)     1,322,539    2,072,303


Cash and cash equivalents, beginning    7,307,862      1,644,891            -
                                       ----------     ----------  -----------

Cash and cash equivalents, ending     $ 2,610,558    $ 2,967,430 $  2,072,303
                                       ==========     ==========  ===========


Supplemental schedule of noncash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships       $ 6,572,876    $ 5,713,731 $  2,674,646
                                       ==========     ==========  ===========






*Series 25, 26 and 27 did not commence operation until after September 30, 1995, therefore they do not have comparative information to report.

       The accompanying notes are an integral part of these statements.

                     Boston Capital Tax Credit Fund IV L.P.
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996
                                  (Unaudited)
NOTE A - ORGANIZATION
Boston Capital Tax Credit Fund IV L.P. (the "Fund") was organized under the laws of the State of Delaware as of October 5, 1993, for the purpose of acquiring, holding, and disposing of limited partnership interests in Operating Partnerships which will acquire, develop, rehabilitate, operate and own newly constructed, existing or rehabilitated low-income apartment complexes ("Operating Partnerships"). The general partner of the Fund is Boston Capital Associates IV L.P., a Delaware limited Partnership. Boston Capital Associates, a Massachusetts general partnership, whose only two partners are Herbert F. Collins and John P. Manning, the principals of Boston Capital Partners, Inc., is the sole general partner of the general partner. The limited partner of the general partner is Capital Investment Holdings, a general partnership whose partners are certain officers and employees of Boston Capital Partners, Inc., and its affiliates. The Assignor Limited Partner is
BCTC IV Assignor Corp., a Delaware corporation which is wholly-owned by Herbert F. Collins and John P. Manning.

Pursuant to the Securities Act of 1933, the Fund filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective December 16, 1993 which covered the offering (the "Public
Offering") of the Fund's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the Assignor Limited Partner. The Fund registered 30,000,000 BACs at $10 per BAC for sale to the public in one or more series. One April 18, 1996 an amendment to Form S-16 which registered an additional 10,000,000 BACs for sale to the public in one or more series became effective offers and sales of BACs in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26 and Series 27 were completed and the last of the BACs in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26 and Series 27 were issued by the Fund on June 24, 1994, September 30, 1994, December 28, 1994, June 23, 1995,
September 22, 1995, December 29, 1995, June 25, 1996, and September 17, 1996 respectively. The Fund sold 3,866,700 of Series 20 BACs, for a total of $38,667,000; 1,892,700 of Series 21 BACs for a total of $18,927,000; 2,564,400 of Series 22 BACs for a total of $25,644,000; 3,336,727 of Series 23 BACs for a total of $33,366,000; 2,169,878 of Series 24 BACs for a total of $21,697,000; 3,026,109 of Series 25 BACs for a total of $30,248,000; 3,995,900 of Series 26 BACs for a total of $39,959,000; and 2,460,700 of Series 27 BACS for a total of $24,607,000. The Fund is currently offering BACs for Series 28.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES
The condensed financial statements herein as of September 30, 1996 and for the three and six months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its

                    Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              September 30, 1996
                                  (Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES (continued)

share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

Investment Securities
---------------------
The Fund has determined that all of it's investment securities are to be categorized as securities available for sale. Securities classified as available for sale are those debt securities that the Fund purchased that may be liquidated prior to the maturity date should the need arise. These securities are carried at approximate fair market value. All of the investments held by the Fund are tax-exempt municipal bonds.

The amortized cost of securities available for sale as of September 30, 1996 by contractual maturity are as follows:
                                 Amortized
                                    Cost
                                 ----------
   Due in one year or less      $26,081,556
   Due after one year             8,361,972
                                 ----------
   Total                        $34,443,528
                                 ==========
The fair market value of the securities is $34,470,502. The difference being an unrealized gain on securities available for sale of $26,974, as of September 30, 1996.

Amortization
------------
The Fund amortizes organizational costs over 60 months. As of September 30, 1996 and 1995 the Fund has accumulated amortization of $146,540 and $53,829, respectively.

                    Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                September 30, 1996
                                  (Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The breakdown of accumulated amortization within the fund is as follows:

                              1996          1995
                              ----          ----
          Series 20        $ 50,397        $27,112
          Series 21          31,842         12,885
          Series 22          23,103         10,564
          Series 23          16,340          3,268
          Series 24          12,259              -
          Series 25           7,866              -
          Series 26           4,733              -
                            -------         ------
                           $146,540        $53,829
                            =======         ======
Series 27 organization costs will be amortized over 60 months beginning October 1, 1996.

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., Boston Capital Services, Inc., and Boston Capital Asset Management L.P. (formerly Boston Capital Communications Limited Partnership) as follows:

For the quarter ended September 30, 1996, Boston Capital Services, Inc. received $365,585 for Series 27 as Dealer-Manager fees for marketing advice and investment banking services performed at the time of the Fund's offering of BACs. Series 20, Series 21, Series 22, Series 23, Series 24, Series 25 and Series 26 completed payment of all Dealer-Manager fees prior to the quarter ended September 30, 1996.

Boston Capital Partners, Inc. is entitled to asset acquisition fees for selecting, evaluating, structuring, negotiating, and closing the Fund's acquisition of interest in the Operating Partnerships. During the quarter ended September 30, 1996, Series 27 paid $1,639,055 for acquisition fees to Boston Capital Partners, Inc. Series 20, Series 21, Series 22, Series 23, Series 24, Series 25 and Series 26 completed payment of all acquisition fees prior to the quarter ended September 30, 1996. Of the total acquisition fees and expenses incurred, $98,235, $7,785, $220,959, $143,562, $331,437,
$469,089, $2,448,039 and $1,341,117 for Series 20, Series 21, Series 22,
Series 23, Series 24, Series 25, Series 26 and Series 27, respectively, related to costs incurred in connection with the purchase of interests in Operating Partnerships not finalized as of September 30, 1996.

                    Boston Capital Tax Credit Fund IV L.P.
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              September 30, 1996
                                 (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS - (cont.)

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships, has been paid or accrued to Boston Capital Asset Management L.P. (formerly Boston Capital Communications Limited Partnership).

The fund management fees charged to operations for the quarters ended September 30, 1996 and 1995 are as follows:

                                1996           1995
                                ----           ----
           Series 20         $ 86,239       $ 90,726
           Series 21           54,872         59,730
           Series 22           57,973         57,503
           Series 23           59,814         47,738
           Series 24           46,603              -
           Series 25           44,759              -
           Series 26           35,616              -
                               -------        -------
                             $385,876       $255,697
                              =======        =======

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 1996 and 1995, the Fund has limited partnership interests in 147 and 90 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at September 30, 1996 and 1995 is as follows:

                               1996            1995
                               ----            ----
           Series 20            24              24
           Series 21            14              14
           Series 22            27              28
           Series 23            22              21
           Series 24            21               3
           Series 25            16               -
           Series 26            20               -
           Series 27             3               -
                               ---              --
                               147              90
                               ===              ==

                     Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                               September 30, 1996
                                  (Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (Cont.)

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at September 30, 1996 and 1995 are as follows:

                             1996            1995
                             ----            ----
           Series 20     $ 1,757,409     $ 7,042,823
           Series 21       1,724,211       3,383,718
           Series 22       3,861,909       7,621,277
           Series 23       6,128,343      15,563,594
           Series 24       5,375,905       2,303,504
           Series 25       9,154,777               -
           Series 26       6,692,455               -
           Series 27       2,674,646               -
                          ----------      ----------
                         $37,369,655     $35,914,916
                          ==========      ==========

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar Year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 1996.

                   Boston Capital Tax Credit Fund IV L.P.

                             September 30, 1996
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                         Six months ended June 30,
                             (Unaudited)
                                                 Series 20
                                       ---------------------------
                                          1996             1995
                                          ----             ----
Revenues
   Rental                             $ 3,789,462      $ 1,193,034
   Interest and other                     170,227          102,344
                                        ---------        ---------
                                        3,959,689        1,295,378
                                        ---------        ---------
Expenses
  Interest                              1,660,989          480,932
  Depreciation and amortization         1,039,678          418,476
  Operating expenses                    2,030,585          976,193
                                        ---------        ---------
                                        4,731,252        1,875,601
                                        ---------        ---------

          NET LOSS                    $  (771,563)     $  (580,223)
                                       ==========       ==========
Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                       $  (763,849)     $  (574,421)
                                       ==========       ==========

Net loss allocated to
    other partners                    $    (7,714)     $    (5,802)
                                       ==========       ==========

                  Boston Capital Tax Credit Fund IV L.P

                          September 30, 1996
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                         Six months ended June 30,
                              (Unaudited)
                                                Series 21
                                        --------------------------
                                           1996             1995
                                           ----             ----
 Revenues
   Rental                             $ 1,874,941       $  294,663
   Interest and other                      86,456           30,452
                                        ---------        ---------
                                        1,961,397          325,115
                                        ---------        ---------
Expenses
  Interest                              1,116,344          207,824
  Depreciation and amortization           390,003          217,297
  Operating expenses                    1,476,826          201,226
                                        ---------        ---------
                                        2,983,173          626,347
                                        ---------        ---------

          NET INCOME (LOSS)           $(1,021,776)      $ (301,232)
                                        =========        =========

Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                       $(1,011,558)      $ (298,219)
                                        =========        =========

Net loss allocated to
  other partners                      $   (10,218)      $   (3,013)
                                        =========        =========

                Boston Capital Tax Credit Fund IV L.P.

                            September 30. 1996
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                         Six Months ended June 30,
                             (Unaudited)
                                                  Series 22
                                        --------------------------
                                          1996             1995
 Revenues                                 ----             ----

   Rental                              $1,694,295       $  299,417
   Interest and other                      87,912           54,586
                                        ---------        ---------
                                        1,782,207          354,003
                                        ---------        ---------
Expenses
  Interest                                490,855           79,151
  Depreciation and amortization           604,748          154,162
  Operating expenses                    1,002,476          165,576
                                        ---------        ---------
                                        2,098,079          398,889
                                        ---------        ---------

          NET INCOME (LOSS)            $ (315,872)      $  (44,886)
                                        =========        =========

Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $ (312,712)      $  (44,437)
                                        =========        =========

Net loss allocated to
   other partners                      $   (3,160)      $     (449)
                                        =========        =========

               Boston Capital Tax Credit Fund IV L.P.

                         September 30, 1996
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Six months ended June 30,
                          (Unaudited)
                                                Series 23
                                       ----------------------------
                                          1996             1995
 Revenues                                 ----             ----
   Rental                             $ 1,368,625      $    18,032
   Interest and other                      87,378              810
                                       ----------       ----------
                                        1,456,003           18,842
                                       ----------       ----------
Expenses
  Interest                                634,015                -
  Depreciation and amortization           313,510                -
  Operating expenses                      909,269           12,885
                                       ----------       ----------

                                        1,856,794           12,885
                                       ----------       ----------

          NET INCOME (LOSS)           $  (400,791)     $     5,957
                                       ==========       ==========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                       $  (396,783)     $     5,897
                                       ==========       ==========

Net income (loss) allocated to
  other partners                      $    (4,008)     $        60
                                       ==========       ==========

                Boston Capital Tax Credit Fund IV L.P.

                            September 30. 1996
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                         Six Months ended June 30,
                             (Unaudited)
                                               Series 24*
                                           ------------------
                                                   1996
 Revenues                                          ----

   Rental                                     $   631,753
   Interest and other                              50,169
                                                ---------
                                                  681,922
                                                ---------

Expenses
  Interest                                        206,953
  Depreciation and amortization                   151,628
  Operating expenses                              374,791
                                                ---------
                                                  733,372
                                                ---------

          NET INCOME (LOSS)                   $   (51,450)
                                               ==========

Net loss allocated to
  Boston Capital Tax Credit
  Fund IV L.P.                                $   (50,935)
                                               ==========

Net loss allocated to
   other partners                             $      (515)
                                               ==========







*Series 24 had not acquired any Operating Partnerships as of June 30, 1995, therefore it does not have comparative information to report.

               Boston Capital Tax Credit Fund IV L.P.

                          September 30, 1996
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Six months ended June 30,
                             (Unaudited)


                                        Series 25*    Series 26*
                                        -----------   -----------
                                          1996             1995
 Revenues                                 ----             ----
   Rental                              $  145,776       $  202,498
   Interest and other                      15,558            3,882
                                        ---------        ---------

                                          161,334          206,380
                                        ---------        ---------
Expenses
  Interest                                 33,543          155,633
  Depreciation and amortization            16,003          151,320
  Operating expenses                       75,639          125,506
                                        ---------        ---------

                                          125,185          432,459
                                        ---------        ---------

          NET INCOME (LOSS)            $   36,149       $ (226,079)
                                        =========        =========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $   35,788       $ (223,818)
                                        =========        =========

Net income (loss) allocated to
  other partners                       $      361       $   (2,261)
                                        =========        =========






* Series 25 and Series 26 did not commence operations until after June 30, 1995, therefore they do not have comparative information to report.

                  Boston Capital Tax Credit Fund IV L.P.
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          September 30, 1996
                             (Unaudited)


NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS-CONTINUED

When comparing the results of operations from the Operating Partnerships for the six months ended June 30, 1996 and June 30, 1995 numerous variances, some material in nature, exist. The variances are the result of a number of factors including an increase in the number of Operating Partnerships owned, an increase in the number which have completed construction, and an increase in the number which have completed the lease-up phase.

In prior quarters three Operating Partnerships were admitted to the Fund without an initial outlay of capital. One was admitted to Series 21 and Series 22, and two were admitted solely to Series 22. These short form admissions were an agreement between the Operating Partnership General Partners and the General Partner, that upon further due diligence, the Fund had the Option to purchase the Operating Partnerships if it was in the best interest of the Fund. Subsequent studies indicated that the Operating Partnerships would not generate the originally anticipated amount of credits, and the General Partner elected to have the Fund's interest repurchased. As a result the number of Operating Partnerships has decreased from the quarter ended June 30, 1996 by one for Series 21 and by three for Series 22.

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

Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations

Liquidity
---------
The Fund's primary source of funds is the proceeds of its Public Offering. Other sources of liquidity will include (i) interest earned on capital contributions held pending investment and on working capital and (ii) cash distributions from operations of the Operating Partnerships in which the Fund has and will invest. The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

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

Capital Resources
-----------------
The Fund offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000,
$39,959,000 and $24,607,000 representing 3,866,700, 1,892,700, 2,564,400,
3,336,727, 2,169,878, 3,026,109, 3,995,900 and $2,460,700 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26 and Series 27, respectively. As of September 30, 1996 the Fund was offering BACs in Series 28 but had not admitted any investors as BAC holders.

Series 20
---------
The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $28,227,695.

During the quarter ended September 30, 1996, $1,506,369 of Series 20 net offering proceeds had been used to pay capital contributions. Series 20 net offering proceeds in the amount of $500,754 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 20 has invested in as of September 30, 1996.

Series 21
---------
The Fund commenced offering BACs in Series 21 on July 1, 1994. Offers and sales of BACs in Series 21 were completed on December 31, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,809,563.

During the quarter ended September 30, 1996, $38,080 of Series 21 net offering proceeds had been used to pay capital contributions. Series 21 net offering proceeds in the amount of $1,661,207 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 21 has invested in as of September 30, 1996.

Series 22
---------
The Fund commenced offering BACs in Series 22 on October 10, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $17,650,471.

During the quarter ended September 30, 1996, $1,055,786 of Series 22 net offering proceeds had been used to pay capital contributions. Series 22 net offering proceeds in the amount of $1,704,068 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 22 has invested in as of September 30, 1996.

Series 23
---------
The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,272,151.

During the quarter ended September 30, 1996, $2,920,147 of Series 23 net offering proceeds had been used to pay capital contributions. Series 23 net offering proceeds in the amount of $3,004,861 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 23 has invested in as of September 30, 1996.

Series 24
---------
The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 21 Operating Partnerships in the amount of $14,330,502.

During the quarter ended September 30, 1996, $1,716,675 of Series 24 net offering proceeds had been used to pay initial and additional capital contributions. Series 24 net offering proceeds in the amount of $3,377,864 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 24 has invested in as of September 30, 1996.

Series 25
---------
The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,780,580.

During the quarter ended September 30, 1996, $4,278,051 of Series 25 net offering proceeds had been used to pay initial and additional capital contributions. Series 25 net offering proceeds in the amount of $8,540,141 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 25 has invested in as of September 30, 1996.

Series 26
---------
The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 25, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $11,994,610.

During the quarter ended September 30, 1996, $3,826,281 of Series 26 net offering proceeds had been used to pay initial and additional capital contributions. Series 26 net offering proceeds in the amount of $6,692,455 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 26 has invested in as of September 30, 1996.

Series 27
---------
The Fund commenced offering BACS in Series 27 on June 24, 1996. Offers and sales of BACs in Series 27 were completed on September 17, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 3 Operating Partnerships in the amount of $6,736,818.

During the quarter ended September 30, 1996, $4,062,172 of Series 27 net offering proceeds had been used to pay initial and additional capital contributions. Series 27 net offering proceeds in the amount of $2,674,646 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 27 has invested in as of September 30, 1996.

Results of Operations
---------------------
As of September 30, 1996 and 1995 the Fund held limited partnership interests in 147 and 90 Operating Partnerships, respectively. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Fund's results of operations for future periods will vary significantly from those for the period ended September 30, 1996 as Series 22, Series 23, Series 24, Series 25, Series 26 and Series 27 continue to use the funds raised to invest in partnership interests of additional Operating Partnerships and the Fund begins to offer BACs in Series 28.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Communications Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred for the quarter ended September 30, 1996 for Series 20, Series 21, Series 22, Series 23, Series 24, Series 25 and Series 26 were $89,239, $54,872, $57,973, $59,814, $46,603, $44,759 and $35,616 respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

Series 20
---------
As of September 30, 1996 and 1995 the average Qualified Occupancy for the series was 99.8% and 90.5%, respectively. The series had a total of 24 properties at September 30, 1996. Out of the total 23 were at 100% qualified occupancy.

For the six months being reported Series 20 reflects a net loss from Operating Partnerships of $771,563. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $268,115. This is an interim period estimate; it is not indicative of the final year end results.

During 1996, the Operating General Partner of Breeze Cove Limited Partnership experienced financial difficulties. Shortly thereafter, the Operating General Partner and its affiliated management company were replaced. The new Operating General Partner and management company have conducted extensive research and prepared budgets and summaries of the physical condition of the Operating Partnership with the goal of improving the overall operations and appearance of the property. Operations are anticipated to improve with the change in management.

In August 1996, the General Partner was notified that Virginia Avenue Housing Limited Partnership was named as defendant in a land encroachment complaint. The Operating General Partner and its council are confident that the partnership owns a clean title to all property in question, however, research is being conducted into the title and title insurance.

Series 21
---------
As of September 30, 1996 and 1995 the average Qualified Occupancy for the series was 91.5% and 69.4%, respectively. The series had a total of 14 properties at September 30, 1996. Out of the total 11 were at 100% qualified occupancy and 2 were in active lease-up.

For the six months being reported Series 21 reflects a net loss from Operating Partnerships of $525,514. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss of $325,090. This is an interim period estimate; it is not indicative of the final year end results.

Series 22
---------
As of September 30, 1996 and 1995 the average Qualified Occupancy for the series was 96.6% and 74.8% respectively. The series had a total of 27 properties at September 30, 1996. Out of the total 24 were at 100% qualified occupancy and 2 were in active lease-up. The series also had 1 property which was under construction at September 30, 1996.

For the six months being reported Series 22 reflects a net loss from Operating Partnerships of $308,116. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $296,632. This is an interim period estimate; it is not indicative of the final year end results.

Series 23
---------
As of September 30, 1996 and 1995 the average Qualified Occupancy for the series was 97% and 80.5%, respectively. The series had a total of 22 properties at September 30, 1996. Out of the total 19 were at 100% qualified occupancy and 2 were in active lease-up. The series also had 1 property which was under construction at September 30, 1996.

For the three months being reported Series 23 reflects a net loss from Operating Partnerships of $400,791. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss of $87,281. This is an interim period estimate; it is not indicative of the final year end results.

Series 24
---------
As of September 30, 1996 the average Qualified Occupancy for the series was 91.9% and 87.5%, respectively. The series had a total of 21 properties at September 30, 1996. Out of the total 14 were at 100% qualified occupancy and 1 was in active lease-up. The series also had 4 properties which were under construction and 2 properties with multiple buildings, some of which were in lease-up and some of which were under construction at September 30, 1996.

For the three months being reported Series 24 reflects a net loss from Operating Partnerships of $51,450. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $100,178. This is an interim period estimate; it is not indicative of the final year end results.

Series 25
---------
As of September 30, 1996 the average Qualified Occupancy for the series was 77.9%. The series had a total of 16 properties at September 30, 1996. Out of the total 3 were at 100% Qualified Occupancy and 2 were in active lease-up. The series also had 9 properties which were under construction and 2 properties with multiple buildings, some of which were in lease-up and some of which were under construction at September 30, 1996. Since all of the properties in Series 25 were acquired after September 30, 1995 there is no comparative information to report.

For the six months being reported Series 25 reflects positive operations from the Operating Partnerships of $36,149. This is an interim period estimate; it is not indicative of the final year end results.

Series 26
---------
As of September 30, 1996 the average Qualified Occupancy for the series was 83.7%. The series had a total of 20 properties at September 30, 1996. Out of the total 6 were at 100% qualified occupancy and 3 were in active lease-up. The series also had 11 properties which was under construction at September 30, 1996. Since all of the properties in Series 26 were acquired after September 30, 1995 there is no comparative information to report.

For the Six months being reported Series 26 reflects a net loss from Operating Partnerships of $223,818. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss of $72,498. This is an interim period estimate; it is not indicative of the final year end results.

Series 27
---------
As of September 30, 1996 the series was had a total of 3 properties all of which were under construction. Since all of the properties in Series 27 were acquired after September 30, 1995 there is no comparative information to report.

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

                             BOSTON CAPITAL TAX CREDIT
                             FUND IV L.P.



                             By:  Boston Capital Associates IV L.P.




                             By:  C&M Associates d/b/a
                                  Boston Capital Associates



Date:   November 14, 1996         By:
                                       -------------------
                                       John P. Manning,
                                       Partner & Principal Financial
                                       Officer