Form 10-K405/A
period 1996-03-31
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 1997-02-10
CIK 913778

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended March 31, 1996 or
                               --------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from             to
                                   ------------    -----------
Commission file number     0-26200
                        ------------
            Boston Capital Tax Credit Fund IV L.P.
------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

       Massachusetts                                 04-3208648
--------------------------------          ------------------------------------
(State of other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

One Boston Place, Suite 2100, Boston, MA                   02108-4406
---------------------------------------------         ------------------------
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

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K

          Signatures
                                    PART I
                                    ------
Item 1.   Business

Organization
------------
     Boston Capital Tax Credit Fund IV L.P. (the "Fund") is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act as of October 5, 1993. The General Partner of the Fund is Boston Capital Associates IV L.P., a Delaware limited partnership. C & M Associates, d/b/a Boston Capital Associates, a Massachusetts general partnership, whose only two partners are Herbert F. Collins and John P. Manning, the principals of Boston Capital Partners, Inc., is the sole general partner of the General Partner. The limited partner of the General Partner is Capital Investment Holdings, a general partnership whose partners are certain officers and employees of Boston Capital Partners, Inc., and its affiliates. The Assignor Limited Partner is BCTC IV Assignor Corp., a Delaware corporation which is wholly-owned by Herbert F. Collins and John P. Manning.

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

Description of Business
-----------------------
     The Fund's principal business is to invest as a limited partner in other limited partnerships (the "Operating Partnerships") each of which will own or lease and will operate an Apartment Complex exclusively or partially for low- and moderate-income tenants. Each Operating Partnership in which the Fund will invest will own Apartment Complexes which are completed, newly-constructed, under construction or rehabilitation, or to-be constructed or rehabilitated, and which are expected to receive Government Assistance. Each Apartment Complex is expected to qualify for the low-income housing tax credit under Section 42 of the Code (the "Federal Housing Tax Credit"), thereby providing tax benefits over a period of ten to twelve years in the form of tax credits which investors may use to offset income, subject to certain strict limitations, from other sources. Certain Apartment Complexes may also qualify for the historic rehabilitation tax credit under Section 48 of the Code (the "Rehabilitation Tax Credit"). The Federal Housing Tax Credit and the Government Assistance programs are described on pages 64 to 88 of the Prospectus, as supplemented, under the captions "Tax Credit Programs" and "Government Assistance Programs," which is incorporated herein by reference. Section 236 (f) (ii) of the National Housing Act, as amended, in Section 101 of the Housing and Urban Development Act of 1965, as amended, each provide for the making by HUD of rent supplement payments to low income tenants in properties which receive other forms of federal assistance such as Tax Credits. The payments for each tenant, which are made directly to the owner of their property, generally are in such amounts as to enable the tenant to pay rent equal to 30% of the adjusted family income. Some of the Apartment Complexes in which the Partnership has invested are receiving such rent supplements from HUD. HUD has been in the process of converting rent supplement assistance to assistance paid not to the owner of the Apartment Complex, but directly to the individuals. At this time, the Partnership is unable to predict whether Congress will continue rent supplement programs payable directly to owners of the Apartment Complex.

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

Employees
---------
     The Fund does not have any employees. Services are performed by the General Partner and its affiliates and agents retained by them.

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
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
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

                       PROPERTY PROFILE AS OF MARCH 31, 1996
Continued
---------
                           Mortgage                               Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
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
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
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

                Boston Capital Tax Credit Fund IV L.P. - Series 21

                       PROPERTY PROFILE AS OF MARCH 31, 1996
Continued
---------
                           Mortgage                               Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
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
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
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

                       PROPERTY PROFILE AS OF MARCH 31, 1996

Continued
---------
                           Mortgage                               Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
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

                Boston Capital Tax Credit Fund IV L.P. - Series 22

                       PROPERTY PROFILE AS OF MARCH 31, 1996

Continued
---------
                           Mortgage                               Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
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

               Boston Capital Tax Credit Fund IV L.P. - Series 23
                      PROPERTY PROFILE AS OF MARCH 31, 1996

                           Mortgage                               Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
---------------------------------------------------------------------------
Apple        Edmond,
Village Apts.  OK      159  $2,913,744  11/94   3/96      44%*   $  988,835

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

                       PROPERTY PROFILE AS OF MARCH 31, 1996
Continued
---------                  Mortgage                               Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
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

                Boston Capital Tax Credit Fund IV L.P. - Series 24
                       PROPERTY PROFILE AS OF MARCH 31, 1996

                           Mortgage                               Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
---------------------------------------------------------------------------
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

North       Columbia,
Hampton PL.    MO       36  1,524,176 11/95     3/96        N/A    817,827

Park Meadow Gaylord,
Apartments     MI       80    180,388  9/95     U/C         N/A    240,000

                Boston Capital Tax Credit Fund IV L.P. - Series 24

                       PROPERTY PROFILE AS OF MARCH 31, 1996

Continued
---------
                           Mortgage                               Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
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



*  Property was in lease-up phase as of March 31, 1996.
UC=Property was under construction as of March 31, 1996

                Boston Capital Tax Credit Fund IV L.P. - Series 25

                       PROPERTY PROFILE AS OF MARCH 31, 1996

                           Mortgage                               Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
---------------------------------------------------------------------------

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

                Boston Capital Tax Credit Fund IV L.P. - Series 26

                       PROPERTY PROFILE AS OF MARCH 31, 1996

                           Mortgage                               Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
---------------------------------------------------------------------------

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

                                                             For the Period
                    For the Year           For the Year      October 5, 1993
                  and Periods ended      and Periods ended (date of inception)
Operations         March 31, 1996         March 31, 1995     to March 31,1994
----------       -------------------     -----------------  ------------------
Interest Income     $  1,027,956           $   344,043          $     8,065

Share of Loss of
Oper. Partnerships    (5,472,852)             (884,379)                   -
Operating Expenses    (1,839,647)             (800,135)              (5,561)
                     -----------            ----------           ----------
Net Income (Loss)   $ (6,284,543)          $(1,340,471)         $     2,504
                     ===========            ==========           ==========
Net Income (Loss)
per BAC             $       (.41)          $      (.36)         $       .01
                     ===========            ==========           ==========


Balance Sheet      March 31, 1996         March 31, 1995       March 31,1994
-------------      --------------         --------------       -------------
Total Assets        $180,961,491           $102,047,029         $10,964,208
                     ===========            ===========          ==========
Total Liabilities   $ 36,440,840           $ 25,581,723         $   541,432
                     ===========            ===========          ==========
Partners' Capital   $144,520,651           $ 76,465,306         $10,422,776
                     ===========            ===========          ==========
Other Data
----------
Tax Credits per BAC
for the Investors Tax
Year, the Twelve
Months Ended December
31, 1995 and 1994*  $        .35           $         -0-        $       N/A
                     ===========             ===========         ==========
* Credit per BAC is a weighted average of all the Series. Since each Series has invested as a limited partner in different Operating Partnerships the Credit per BAC will vary slightly from series to series. For more detailed information refer to Item 7 Results of Operations.

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

Capital Resources
-----------------
     The Fund is offering BACs in a Public Offering originally declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received and accepted subscriptions for $178,495,000 representing 17,854,114 BACs from investors admitted as BAC Holders in Series 20 through 26 of the Fund. As of March 31, 1996 the Fund is continuing to offer BACs in Series 26.

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

Results of Operations
---------------------
     The Fund incurs a fund management fee to the General Partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnership. The annual fund management fee incurred for the fiscal years ended March 31, 1996, and 1995 was $1,144,124, and $591,798, respectively.
The amount is anticipated to increase in subsequent fiscal years as additional Operating Partnerships are acquired.

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

Recent Accounting Statements Not Yet Adopted
--------------------------------------------

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

                              Boston Capital Tax Credit Fund IV L.P.


                    By:            Boston Capital Associates IV L.P.
                                   General Partner

                    By:            Boston Capital Associates



Date:  February 10, 1997           By:  /s/ John P. Manning
                                            --------------------------
                                            John P. Manning



                                       By:  /s/ Herbert F. Collins
                                            --------------------------
                                            Herbert F. Collins

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:                         SIGNATURE:                       TITLE:

                                                        General Partner and
February 10, 1997        /s/ John P. Manning            Principal Executive
                         --------------------           Officer, Principal
                                                        Financial Officer and
                                                        Principal Accounting
                                                        Officer of Boston
                                                        Capital Associates


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

Independent Auditor's Report
----------------------------
To the Partners of
Clarendon Court Limited Partnership

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

TAMA AND BUDAJ, P.C.
Farmington Hills, Michigan
March 29, 1995

MARGOLIN, WINER & EVENS
Certified Public Accountants
Established 1946

400 Garden City Plaza
Garden City, New York 11530-3317
Tel: (516) 747-2000
Fax: (516) 747-6707

REPORT OF INDEPENDENT ACCOUNTANTS
---------------------------------
Partners
Colonna Redevelopment Company L.P.
Hempstead, New York

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

INDEPENDENT AUDITOR'S REPORT
----------------------------

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


INDEPENDENT AUDITORS' REPORT
----------------------------

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

Branch Offices:
219 N. Miltary Ave
Lawrence, TN
Telephone (615) 762-6877

147 Linden Hwy
Centerville, TN
Telephone (615) 729-3229

120 N. Second St.
Pulaski, TN
(615) 424-9063

Larry W. York
John M. Dillingham

MEMBERS
-------
AMERICAN INSTITUTE OF CPA'S
TENNESSEE SOCIETY OF CPA'S

INDEPENDENT AUDITORS' REPORT
----------------------------

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

Branch Offices:
219 N. Miltary Ave
Lawrence, TN
Telephone (615) 762-6877

147 Linden Hwy
Centerville, TN
Telephone (615) 729-3229

120 N. Second St.
Pulaski, TN
(615) 424-9063

Larry W. York
John M. Dillingham

MEMBERS
-------
AMERICAN INSTITUTE OF CPA'S
TENNESSEE SOCIETY OF CPA'S

INDEPENDENT AUDITORS' REPORT
----------------------------

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


Columbia, Tennessee
March 19, 1996

DURANT, SCHRAIBMAN & LINDSAY
Certified Public Accountants

INDEPENDENT ACCOUNTANTS' REPORT
-------------------------------
To the Partners
New Hilltop Apartments, A Limited Partnership
Columbia, South Carolina

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

                See notes to financial statements

              Boston Capital Tax Credit Fund IV L.P.

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               Years ended March 31, 1996 and 1995
      and for the period October 5, 1993 (date of inception)
                      through March 31, 1994

                                                       Unrealized
                                                     gain (loss) on
                                                       securities
                                                       available
                                           General        for
                              Assignees    partner     sale, net     Total
                              ---------    -------     ---------     -----
Total
-----

Capital contributions       $ 12,519,000   $     -      $    -   $ 12,519,000

Selling commissions and
  registration costs          (2,098,728)        -           -     (2,098,728)

Net income                         2,479        25           -          2,504
                              ----------   -------       -----     ----------
Partners' capital (deficit),
  March 31, 1994              10,422,751        25           -     10,422,776

Capital contributions         79,747,000         -           -     79,747,000

Selling commissions and
  registration costs         (12,370,670)        -           -    (12,370,670)

Net change in unrealized
  gain (loss)on securities
  available for sale                   -         -       6,671          6,671

Net (income) loss             (1,327,066)  (13,405)          -     (1,340,471)
                             -----------   -------       -----     ----------

Partners' capital (deficit),
  March 31, 1995              76,472,015   (13,380)      6,671     76,465,306

Capital contributions         86,229,000         -           -     86,229,000

Selling commissions and
  registration costs         (11,909,415)        -           -    (11,909,415)

Net change in unrealized
  gain (loss) on securities
  available for sale                   -         -      20,303         20,303

Net income (loss)             (6,221,697)  (62,846)          -     (6,284,543)
                             -----------   -------      ------    -----------

Partners' capital
  (deficit), March 31,
  1996                      $144,569,903  $(76,226)    $26,974   $144,520,651
                             ===========   =======      ======    ===========

                           (continued)

              Boston Capital Tax Credit Fund IV L.P.

               Years ended March 31, 1996 and 1995
      and for the period October 5, 1993 (date of inception)
                      through March 31, 1994

                                                     Unrealized
                                                   gain (loss) on
                                                     securities
                                                     available
                                           General      for
                              Assignees    partner   sale, net       Total
                              ---------    -------   ---------       -----
Series 20
---------

Capital contributions        $12,519,000   $     -    $    -      $12,519,000

Selling commissions and
  registration costs          (2,098,728)        -         -       (2,098,728)

Net income                         2,479        25         -            2,504
                              ----------    ------     -----       ----------
Partners' capital,
  March 31, 1994              10,422,751        25         -       10,422,776

Capital contributions         26,148,000         -         -       26,148,000

Selling commissions and
  registration costs          (3,951,277)        -         -       (3,951,277)

Net change in unrealized
  gain (loss) on securities
  available for sale                   -         -     4,767            4,767

Net income (loss)               (803,750)   (8,119)        -         (811,869)
                              ----------    ------     -----       ----------
Partners' capital
  (deficit),
  March 31, 1995              31,815,724    (8,094)    4,767       31,812,397

Selling commisions
  and registration costs            (271)        -        -              (271)

Reallocation of selling
  commissions and
  registration costs             439,824         -        -           439,824

Net change in unrealized
  gain (loss) on securities
  available for sale                   -         -    (4,659)          (4,659)

Net income (loss)             (3,084,230)  (31,154)        -       (3,115,384)
                              ----------    ------     -----       ----------

Partners' capital (deficit),
 March 31, 1996              $29,171,047  $(39,248)   $  108      $29,131,907
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

Series 21
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

Series 22
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

Series 23
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

Series 24
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

Series 25
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

Series 26
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
                                      ==========    =========

  Investment in Operating Limited Partnerships
  --------------------------------------------

  The fund accounts for the investment in the operating limited partnerships using the equity method, whereby, the fund adjusts the investment cost for its share of the operating limited partnership's results of operations and for any distributions received or accrued. However, the fund recognizes individual operating limited partnership's losses only to the extent that the fund's share of losses of the operating partnerships exceeds the carrying amount of its investment. Unrecognized losses will be suspended

             Boston Capital Tax Credit Fund IV L.P.
           NOTES TO FINANCIAL STATEMENTS - CONTINUED
                 March 31, 1996, 1995 and 1994


  NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

  Investment in Operating Limited Partnerships (Continued)
  --------------------------------------------

  and offset against future individual operating limited partnership's income.

  A loss in value of an investment in an operating partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits allocated to the fund and the estimated residual value of the investment.

  Capital contributions to operating partnerships are adjusted by tax credit adjusters. Tax credit adjusters are defined as adjustments to operating partnership capital contributions due to reductions in actual tax credits from those originally projected. The fund records tax credit adjusters as a reduction in investment in operating partnerships and capital contributions payable.

  The operating partnerships maintain their financial statements based on a calendar year and the fund utilizes a March 31 year end. The fund records losses and income from the operating partnerships on a calendar year basis which is not materially different from losses and income generated if the operating partnership utilized a March 31 year end.

  The fund records capital contributions payable to the operating partnerships once there is a binding obligation to fund a specified amount. The operating partnerships record capital contributions from the fund when received.

  The fund records acquisition costs as an increase in its investment in operating partnerships. Certain operating partnerships have not recorded the acquisition costs as a capital contribution from the fund. These differences are shown as reconciling items in Note C.

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

             Boston Capital Tax Credit Fund IV L.P.

                 March 31, 1996, 1995 and 1994

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The fund's investment in operating limited partnerships at March 31, 1996 is summarized as follows (Series 26 invested in operating limited partnerships subsequent to December 31, 1995):

                                        Total      Series 20      Series 21
                                      ---------    ---------      ---------
  Capital contributions paid
    and to be paid to operating
    limited partnerships, net of
    tax credit adjusters            $104,005,143  $28,471,932   $13,618,238

    Acquisition costs of operat-
    ing limited partnerships          14,188,666    3,726,294     1,969,086

    Cumulative losses from oper-
    ating limited partnerships        (6,357,231)  (3,349,188)   (1,180,058)
                                      ----------   ----------    ----------


    Investment per balance sheet     111,836,578   28,849,038    14,407,266


    The fund has recorded capital
    contributions to the operat-
    ing limited partnerships dur-
    ing the year ended March 31,
    1996 which have not been in-
    cluded in the partnership's
    capital account included in
    the operating limited partner-
    ships' financial statements
    as of December 31, 1995  (See
    note A)                        (36,222,970)  (5,252,561)    (2,339,386)

    The fund has recorded acqui-
    sition costs at March 31,1996
    which have not been recorded
    in the net assets of the op-
    erating limited partnerships
    (See Note A)                      (444,246)    (172,349)    (3,587,721)


                             (continued)

            Boston Capital Tax Credit Fund IV L.P.

                March 31, 1996, 1995 and 1994



  NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  Cumulative losses from oper-
    ating limited partnerships
    for the three months ended
    March 31, 1996 which the
    operating limited partnerships
    have not included in their
    capital as of December 31,
    1995 due to different year
    ends (See note A)                    1,571,392      404,710       669,050


  The fund has recorded low
    income housing tax credit
    adjusters not recorded by
    operating limited partnerships
    (See Note A)                         848,609       12,066      528,196

    Other                               (133,415)      14,588       (8,281)
                                      ----------   ----------    ---------

    Equity per operating limited
    partnerships'combined finan-
    cial statements                  $74,312,473  $23,583,595   $13,084,496
                                      ==========   ==========    ==========

            Boston Capital Tax Credit Fund IV L.P.

                March 31, 1996, 1995 and 1994

  NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The fund's investment in operating limited partnerships at March 31, 1996 is summarized as follows (Series 26 invested in operating limited partnerships subsequent to December 31, 1995):

                                      Series 22    Series 23     Series 24
                                      ---------    ---------     ---------

  Capital contributions paid
    and to be paid to operating
    limited partnerships, net of
    tax credit adjusters             $18,588,729  $24,168,919   $ 9,062,050

    Acquisition costs of operat-
    ing limited partnerships           2,524,267    3,504,553     1,099,914

    Cumulative losses from oper-
    ating limited partnerships        (1,217,663)    (483,614)     (149,023)
                                       ---------    ---------     ---------


    Investment per balance sheet      19,895,333   27,189,858    10,012,941


    The fund has recorded capital
    contributions to the operat-
    ing limited partnerships
    during the year ended March
    31, 1996 which have not been
    included in the partnership's
    capital account included in
    the operating limited part-
    nerships' financial statements
    as of December 31, 1995  (See     (5,579,755) (10,478,235)   (5,332,230)
    Note A)

    The fund has recorded acqui-
    sition costs at March 31,
    1996 which have not been
    recorded in the net assets
    of the operating limited
    partnerships (See Note A)           (408,943)  (1,264,682)     (258,471)


    Cumulative losses from oper-
    ating limited partnerships
    for the three months ended
    March 31, 1996 which the
    operating limited partner-
    ships have not included in
    their capital as of December
    31, 1995 due to different year       260,580      182,761        54,291
    ends (See Note A)
                         (continued)

            Boston Capital Tax Credit Fund IV L.P.

                March 31, 1996, 1995 and 1994



    NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)


The fund has recorded low income
housing tax credit adjusters not
recorded by operating limited
partnerships (See Note A)                196,020       99,482        12,845

Other                                   (139,722)           -             -
                                       ---------    ---------     ---------

Equity per operating limited
partnerships' combined financial
statements                           $14,223,513  $15,729,184    $4,489,376
                                      ==========   ==========     =========

              Boston Capital Tax Credit Fund IV L.P.

                  March 31, 1996, 1995 and 1994



NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The fund's investment in operating limited partnerships at March 31, 1996 is summarized as follows (Series 26 invested in operating limited partnerships subsequent to December 31, 1995):

                                                   Series 25       Series 26
                                                   ---------       ---------

  Capital contributions paid and to be
  paid to operating limited partnerships,
  net of tax credit adjusters                     $ 6,851,392    $ 3,243,883

  Acquisition costs of operating limited
  partnerships                                        989,473        375,079

  Cumulative income (losses) from operating
  limited partnerships                                 22,315              -
                                                   ----------     ----------
  Investment per balance sheet                      7,863,180      3,618,962


  The fund has recorded capital contributions to
  the operating limited partnerships during the
  year ended March 31, 1996 which have not been
  included in the partnership's capital account
  included in the operating limited partnerships'
  financial statements as of December 31,
  1995 (See Note A)                                (3,996,920)   (3,243,883)

  The fund has recorded acquisition costs
  at March 31, 1996 which have not been
  recorded in the net assets of the
  operating limited partnerships (See Note A)        (663,951)     (375,079)

  Cumulative losses from operating
  limited partnerships for the three
  months ended March 31, 1996 which the
  operating limited partnerships have not
  included in their capital as of
  December 31, 1995 due to different year                   -            -
  ends (See Note A)

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

  The fund has recorded capital
  contributions to the operating
  limited partnerships during the
  year ended March 31, 1995 which
  have not been included in the
  partnership's capital account inc-
  luded in the operating limited
  partnerships' financial statements
  as of December 31, 1994 (See Note A)(30,084,462) (10,562,568)  (5,006,069)

  The fund has recorded acquisition
  costs at March 31, 1995 which have
  not been recorded in the net
  assets of the operating limited
  partnerships (See Note A)            (2,196,257)    (140,745)   (773,701)

  Cumulative losses from operating
  limited partnerships for the three
  months ended March 31, 1995 which
  the operating limited partnerships
  have not included in their capital
  as of December 31, 1994  due to         510,920      256,785      207,215
  different year ends (See Note A)

  The fund has recorded low income
  housing tax credit adjusters not
  recorded by operating limited
  partnerships (See Note A)                25,439       25,439           -

  Other                                 2,159,284    2,204,990      (3,399)
                                       ----------   ----------  ----------
  Equity per operating limited part-
  nerships'combined financial
  statements                          $43,813,941  $23,496,340 $ 9,942,442
                                       ==========   ==========  ==========

             Boston Capital Tax Credit Fund IV L.P.
           NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  March 31, 1996, 1995 and 1994

  NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The fund's investment in operating limited partnerships at March 31, 1995 is summarized as follows (Series 23 invested in operating limited partnerships subsequent to December 31, 1994):

                                                   Series 22   Series 23
                                                   ---------   ---------
  Capital contributions paid and to
  be paid to operating limited part-
  nerships, net of tax credit
  adjusters                                      $18,104,262   $5,215,259

  Acquisition costs of operating
  limited partnerships                             2,160,633      750,140

  Cumulative losses from operating
  limited partnerships                               (62,112)           -
                                                  ----------    ---------

  Investment per balance sheet                    20,202,783    5,965,399

  The fund has recorded capital con-
  tributions to the operating limited
  partnerships during the year ended
  March 31, 1995 which have not been
  included in the partnership's
  capital account included in the
  operating limited partnerships'
  financial statements as of
  December 31, 1994 (See Note A)                  (9,300,566)  (5,215,259)

  The fund has recorded acquisition
  costs at March 31, 1995 which have
  not been recorded in the net assets
  of the operating limited
  partnerships (See Note A)                         (531,671)    (750,140)

  Cumulative losses from operating
  limited partnerships for the three
  months ended March 31, 1995 which
  the operating limited partnerships
  have not included in their capital
  as of December 31, 1994  due to                     46,920            -
  different year ends (See Note A)

  The fund has recorded low income
  housing tax credit adjusters not
  recorded by operating limited
  partnerships (See Note A)                                -            -

  Other                                              (42,307)           -
                                                  ----------    ---------

  Equity per operating limited partner-
  ships' combined financial statements           $10,375,159   $        -
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



                                    Boston Capital Tax Credit Fund IV L.P. - Series 20
                               Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                              Subsequent
                               Initial       capitalized          Gross amount at which
                            cost to company     costs**         carried at close of period
                            ---------------  -----------        --------------------------
                                   Buildings                          Buildings                Accum.   Con-    Acq-   Depre-
               Encum-               and im-      Improve-              and im-                 Depre-   struct  uired  ciation
Description   brances      Land    provements     ments       Land    provements       Total   ciation  Date    Date   Life
------------------------------------------------------------------------------------------------------------------------------
2730 Lafferty
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

                                    Boston Capital Tax Credit Fund IV L.P. - Series 20
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                              Subsequent
                               Initial       capitalized   Gross amount at which
                            cost to company     costs**   carried at close of period
                            ---------------  -----------  --------------------------
                                   Buildings                            Buildings             Accum.   Con-    Acq-   Depre-
                 Encum-             and im-       Improve-               and im-              Depre-   struct  uired  ciation
Description     brances    Land    provements      ments       Land     provements    Total   ciation  Date    Date   Life
------------------------------------------------------------------------------------------------------------------------------
Coushatta
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

                                     Boston Capital Tax Credit Fund IV L.P. - Series 20
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                              Subsequent
                               Initial       capitalized   Gross amount at which
                            cost to company     costs**   carried at close of period
                            ---------------  -----------  --------------------------
                                  Buildings                         Buildings                 Accum.   Con-   Acq-   Depre-
               Encum-              and im-     Improve-             and im-                   Depre-   struct uired  ciation
Description   brances     Land    provements    ments       Land    provements      Total     ciation  Date   Date   Life
-----------------------------------------------------------------------------------------------------------------------------
Harrisonburg
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


                                    Boston Capital Tax Credit Fund IV L.P. - Series 21
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                              Subsequent
                               Initial       capitalized      Gross amount at which
                            cost to company     costs**     carried at close of period
                            ---------------  -----------    --------------------------
                                   Buildings                       Buildings                 Accum.   Con-    Acq-   Depre-
                 Encum-             and im-     Improve-            and im-                  Depre-   struct  uired  ciation
Description     brances    Land    provements    ments      Land   provements    Total       ciation  Date    Date   Life
----------------------------------------------------------------------------------------------------------------------------
Atlantic
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

                                     Boston Capital Tax Credit Fund IV L.P. - Series 21
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                              Subsequent
                                Initial       capitalized     Gross amount at which
                             cost to company     costs**    carried at close of period
                             ---------------  -----------   --------------------------
                                      Buildings                      Buildings                  Accum.   Con-   Acq-   Depre-
                 Encum-                and im-     Improve-           and im-                   Depre-   struct uired  ciation
Description     brances      Land     provements    ments     Land   provements      Total      ciation  Date   Date   Life
------------------------------------------------------------------------------------------------------------------------------
Holly
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
                                                                   ==========



                                     Boston Capital Tax Credit Fund L.P. - Series 22
                               Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                              Subsequent
                               Initial       capitalized   Gross amount at which
                            cost to company     costs**   carried at close of period
                            ---------------  -----------  --------------------------
                                     Buildings                        Buildings                Accum.   Con-    Acq-   Depre-
                Encum-               and im-     Improve-             and im-                  Depre-   struct  uired  ciation
Description    brances      Land    provements    ments       Land   provements      Total     ciation  Date    Date   Life
------------------------------------------------------------------------------------------------------------------------------
Albamarle
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



                                    Boston Capital Tax Credit Fund IV L.P. - Series 22
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                              Subsequent
                               Initial       capitalized     Gross amount at which
                            cost to company     costs**     carried at close of period
                            ---------------  -----------    --------------------------
                                    Buildings                        Buildings                Accum.   Con-    Acq-   Depre-
                Encum-               and im-     Improve-             and im-                 Depre-   struct  uired  ciation
Description    brances      Land    provements    ments      Land    provements    Total      ciation  Date    Date   Life
-----------------------------------------------------------------------------------------------------------------------------
Condordia
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



                                      Boston Capital Tax Credit Fund L.P. - Series 22
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                               Subsequent
                               Initial        capitalized       Gross amount at which
                            cost to company      costs**      carried at close of period
                            ---------------   -----------     --------------------------
                                    Buildings                        Buildings                Accum.    Con-    Acq-   Depre-
                 Encum-              and im-     Improve-             and im-                 Depre-    struct  uired  ciation
Description     brances     Land    provements    ments       Land   provements    Total      ciation   Date    Date   Life
------------------------------------------------------------------------------------------------------------------------------
Lake Street
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



                                      Boston Capital Tax Credit Fund L.P. - Series 22
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                               Subsequent
                               Initial         Capitalized     Gross amount at which
                            cost to company      costs**     carried at close of period
                            ---------------    -----------   --------------------------
                                    Buildings                        Buildings                Accum.   Con-    Acq-   Depre-
                 Encum-              and im-     Improve-             and im-                 Depre-   struct  uired  ciation
Description     brances    Land     provements    ments      Land    provements    Total      ciation  Date    Date   Life
-----------------------------------------------------------------------------------------------------------------------------

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



                                    Boston Capital Tax Credit Fund IV L.P. - Series 23
                               Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                                Subsequent
                                  Initial       capitalized   Gross amount at which
                              cost to company     costs**    carried at close of period
                              ---------------   -----------  --------------------------
                                    Buildings                        Buildings                Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-                 Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements    Total      ciation  Date    Date   Life
-----------------------------------------------------------------------------------------------------------------------------
Barlee
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

                                    Boston Capital Tax Credit Fund IV L.P. - Series 23
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                                Subsequent
                                Initial        capitalized       Gross amount at which
                             cost to company     costs**      carried at close of period
                             ---------------   -----------    --------------------------
                                     Buildings                       Buildings                 Accum.   Con-    Acq-   Depre-
                 Encum-               and im-     Improve-            and im-                  Depre-   struct  uired  ciation
Description     brances       Land   provements    ments      Land   provements       Total    ciation  Date    Date   Life
------------------------------------------------------------------------------------------------------------------------------
Edmond
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



                                    Boston Capital Tax Credit IV Fund L.P. - Series 23
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                                Subsequent
                               Initial         capitalized     Gross amount at which
                            cost to company      costs**     carried at close of period
                            ---------------    -----------   --------------------------
                                    Buildings                        Buildings               Accum.   Con-    Acq-   Depre-
                 Encum-              and im-     Improve-             and im-                Depre-   struct  uired  ciation
Description     brances    Land     provements    ments      Land    provements     Total    ciation  Date    Date   Life
----------------------------------------------------------------------------------------------------------------------------

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


                                    Boston Capital Tax Credit Fund IV L.P. - Series 24
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                              Subsequent
                         Initial       capitalized   Gross amount at which
                            cost to company     costs**   carried at close of period
                            ---------------  -----------  --------------------------
                                   Buildings                       Buildings               Accum.   Con-    Acq-   Depre-
                 Encum-             and im-     Improve-            and im-                Depre-   struct  uired  ciation
Description     brances    Land    provements    ments    Land     provements    Total     ciation  Date    Date   Life
--------------------------------------------------------------------------------------------------------------------------
Brooks
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



                                    Boston Capital Tax Credit Fund IV L.P. - Series 24
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                              Subsequent
                               Initial       capitalized   Gross amount at which
                            cost to company     costs**   carried at close of period
                            ---------------  -----------  --------------------------
                                     Buildings                     Buildings                Accum.     Con-     Acq-   Depre-
                 Encum-               and im-    Improve-          and im-                  Depre-     struct   uired  ciation
Description     brances     Land     provements   ments     Land   provements    Total      ciation    Date     Date   Life
------------------------------------------------------------------------------------------------------------------------------
North Hampton
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
                                                                   ==========


                                    Boston Capital Tax Credit Fund IV L.P. - Series 25
                               Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                                Subsequent
                                  Initial       capitalized   Gross amount at which
                              cost to company     costs**    carried at close of period
                              ---------------   -----------  --------------------------
                                    Buildings                        Buildings                Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-                 Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements    Total      ciation  Date    Date   Life
-----------------------------------------------------------------------------------------------------------------------------
Dogwood
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
