Form 10-Q
period 1996-12-31
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 1997-02-24
CIK 913778

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  December 31, 1996
                                     ------------------
                                             or

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



                        QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED DECEMBER 31, 1996
              -----------------------------------------------


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

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS




                                            December 31,          March 31,
                                                1996                1996
                                             (Unaudited)          (Audited)
                                             -----------          ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $159,119,190         $111,836,578


OTHER ASSETS
   Cash and cash equivalents                 16,043,229           19,454,787
   Investments                               36,948,325           18,461,158
   Notes receivable                          12,369,192           14,869,904
   Deferred acquisition costs                 6,160,647            3,989,558
   Prepaid expenses                               4,163                6,211
   Organization costs, net of
     accumulated amortization (Note B)          627,197              388,935
   Other assets                              22,679,315           11,054,807
                                            -----------          -----------

                                           $253,951,258         $180,061,938
                                            ===========          ===========

LIABILITIES

   Accounts payable & accrued
     expenses (Note C)                     $    802,902         $    323,763
   Syndication costs payable                    901,110              311,359
   Accounts payable affiliates                1,406,548              481,404
   Capital contributions payable (Note D)    38,559,390           34,424,761
                                            -----------          -----------

                                             41,669,950           35,541,287
                                            -----------          -----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS




                                            December 31,          March 31,
                                                1996                 1996
                                             (Unaudited)           (Audited)
                                            ------------         ------------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest,
      $10 stated value per BAC; 30,000,000
      authorized BACs; 23,313,114 issued and
      outstanding as of September 30, 1996   212,376,630          144,569,903
   General Partner                              (122,296)             (76,226)
   Unrealized gain (loss) on securities
    available for sale, net                       26,974               26,974
                                             -----------          -----------

                                             212,281,308          144,520,651
                                             -----------          -----------

                                            $253,951,258         $180,061,938
                                             ===========          ===========




















       The accompanying notes are an integral part of these statements.

                    Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     SERIES 20
                                            ---------------------------

                                             December 31,     March 31,
                                                1996            1996
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $27,734,860      $28,849,038

OTHER ASSETS
   Cash and cash equivalents                   879,549        1,306,675
   Investments                                 179,346          711,761
   Notes receivable                            909,819        1,808,615
   Deferred acquisition costs                   98,235           98,231
   Prepaid expenses                              4,163            4,163
   Organization costs, net of
     accumulated amortization (Note B)          62,997           80,461
   Other assets                                351,282          341,307
                                            ----------       ----------

                                           $30,220,251      $33,200,251
                                            ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $       810      $         -
   Syndication costs payable                         -                -
   Accounts payable affiliates                 478,910          194,678
   Capital contributions payable (Note D)    2,018,105        3,873,666
                                            ----------       ----------

                                             2,497,825        4,068,344
                                            ----------       ----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                       Series 20
                                            -----------------------------

                                            December 31,      March 31,
                                                1996            1996
                                             (Unaudited)      (Audited)
                                             -----------      ---------

Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 30,000,000
      authorized BACs; 3,866,700 issued and
      outstanding as of December 31, 1996   27,775,661       29,171,047
   General Partner                             (53,343)         (39,248)
   Unrealized gain (loss) on securities
    for sale, net                                  108              108
                                            ----------       ----------

                                            27,722,426       29,131,907
                                            ----------       ----------

                                           $30,220,251      $33,200,251
                                            ==========       ==========


















         The accompanying notes are an integral part of these statements.

                     Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                    SERIES 21
                                           ----------------------------

                                             December 31,    March 31,
                                               1996             1996
                                            (Unaudited)      (Audited)
                                            -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $12,672,079      $14,407,266

OTHER ASSETS
   Cash and cash equivalents                   867,373        1,398,907
   Investments                                 686,271          479,502
   Notes receivable                            221,165          321,165
   Deferred acquisition costs                   53,731            7,785
   Prepaid expenses                                  -                -
   Organization costs, net of
     accumulated amortization (Note B)          36,220           50,438
   Other assets                                203,527          228,554
                                            ----------       ----------

                                           $14,740,366      $16,893,617
                                            ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $         -      $         -
   Syndication costs payable                         -                -
   Accounts payable affiliates                 315,530          146,150
   Capital contributions payable (Note D)    1,193,620        2,042,344
                                            ----------       ----------

                                             1,509,150        2,188,494
                                            ----------       ----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                          Series 21
                                                ----------------------------

                                                December 31,       March 31,
                                                   1996              1996
                                                (Unaudited)        (Audited)
                                                -----------        ---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 30,000,000
      authorized BACs; 1,892,700 issued and
      outstanding as of December 31, 1996      13,260,091        14,719,259
   General Partner                                (29,648)          (14,909)
   Unrealized gain (loss) on securities
    for sale, net                                     773               773
                                               ----------        ----------

                                               13,231,216        14,705,123
                                               ----------        ----------

                                              $14,740,366       $16 893,617
                                               ==========        ==========



















         The accompanying notes are an integral part of these statements.

                     Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     SERIES 22
                                            ---------------------------

                                             December 31,     March 31,
                                                1996             1996
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $18,970,657      $19,895,333

OTHER ASSETS
   Cash and cash equivalents                   542,785        1,686,347
   Investments                                 612,916          454,939
   Notes receivable                          2,259,273        3,709,286
   Deferred acquisition costs                   37,905          169,557
   Prepaid expenses                                  -                -
   Organization costs, net of
     accumulated amortization (Note B)         147,649           47,308
   Other assets                              1,030,071          810,720
                                            ----------       ----------

                                           $23,601,256      $26,773,490
                                            ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $     1,093      $     1,199
   Syndication costs payable                         -                -
   Accounts payable affiliates                 223,033           46,722
   Capital contributions payable (Note D)    3,742,300        6,337,752
                                            ----------       ----------

                                             3,966,426        6,385,673
                                            ----------      -----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series 22
                                               ----------------------------

                                                December 31,      March 31,
                                                   1996             1996
                                                (Unaudited)       (Audited)
                                               ------------       ---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 30,000,000
      authorized BACs; 2,564,400 issued and
      outstanding as of December 31, 1996      19,656,747        20,402,204
   General Partner                                (22,741)          (15,211)
   Unrealized gain (loss) on securities
    for sale, net                                     824               824
                                               ----------        ----------

                                               19,634,830        20,387,817
                                               ----------        ----------

                                              $23,601,256       $26 773,490
                                               ==========        ==========



















         The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     SERIES 23
                                             --------------------------

                                            December 31,      March 31,
                                                1996             1996
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $26,422,364      $27,189,858

OTHER ASSETS
   Cash and cash equivalents                 1,503,423        1,313,618
   Investments                               1,081,952        5,008,744
   Notes receivable                          2,361,398        3,902,391
   Deferred acquisition costs                  163,067          210,876
   Prepaid expenses                                  -            2,048
   Organization costs, net of
     accumulated amortization (Note B)          46,346           56,150
   Other assets                                925,962          859,400
                                            ----------       ----------

                                           $32,504,512      $38,543,085
                                            ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $         -      $         -
   Syndication costs payable                         -                -
   Accounts payable affiliates                       -            9,383
   Capital contributions payable (Note D)    5,359,594       10,597,676
                                            ----------       ----------

                                             5,359,594       10,607,059
                                            ----------       ----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series 23
                                                ---------------------------

                                               December 31,       March 31,
                                                   1996              1996
                                                (Unaudited)       (Audited)
                                                -----------       ---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 30,000,000
      authorized BACs; 3,336,727 issued and
      outstanding as of December 31, 1996       27,151,750        27,934,947
   General Partner                                 (13,463)           (5,552)
   Unrealized gain (loss) on securities
    for sale, net                                    6,631             6,631
                                                ----------        ----------

                                                27,144,918        27,936,026
                                                ----------        ----------

                                               $32,504,512       $38,543,085
                                                ==========        ==========



















        The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      SERIES 24
                                             --------------------------

                                             December 31,     March 31,
                                                1996             1996
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $16,715,659      $10,012,941

OTHER ASSETS
   Cash and cash equivalents                 1,358,503        4,796,487
   Investments                                 302,767        2,939,231
   Notes receivable                          1,338,531        1,800,402
   Deferred acquisition costs                  281,078          961,514
   Prepaid expenses                                  -                -
   Organization costs, net of
     accumulated amortization (Note B)          48,674           58,409
   Other assets                              1,545,405        2,131,218
                                            ----------       ----------

                                           $21,590,617      $22,700,202
                                            ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $     1,034      $   236,334
   Syndication costs payable                         -                -
   Accounts payable affiliates                       -           33,597
   Capital contributions payable (Note D)    3,363,312        4,039,833
                                            ----------       ----------

                                             3,364,346        4,309,764
                                            ----------       ----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series 24
                                                ----------------------------

                                               December 31,        March 31,
                                                   1996              1996
                                                (Unaudited)        (Audited)
                                                -----------        ---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 30,000,000
      authorized BACs; 2,169,878 issued and
      outstanding as of December 31, 1996       18,224,807        18,387,332
   General Partner                                  (3,081)           (1,439)
   Unrealized gain (loss) on securities
    for sale, net                                    4,545             4,545
                                                ----------        ----------

                                                18,226,271        18,390,438
                                                ----------        ----------

                                               $21,590,617       $22,700,202
                                                ==========        ==========



















         The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      SERIES 25
                                             --------------------------

                                             December 31,     March 31,
                                                1996             1996
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $23,036,488     $  7,863,180

OTHER ASSETS
   Cash and cash equivalents                 2,104,586        7,307,862
   Investments                               3,781,852        7,981,391
   Notes receivable                            310,000        1,924,960
   Deferred acquisition costs                  272,924        1,902,287
   Prepaid expenses                                  -                -
   Organization costs, net of
     accumulated amortization (Note B)          41,952           49,818
   Other assets                              4,127,574        3,686,254
                                            ----------       ----------

                                           $33,675,376      $30,715,752
                                            ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $     1,164      $       591
   Syndication costs payable                         -                -
   Accounts payable affiliates                     250            1,459
   Capital contributions payable (Note D)    7,833,203        4,911,886
                                            ----------       ----------

                                             7,834,617        4,913,936
                                            ----------       ----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                          Series 25
                                                 ---------------------------

                                                 December 31,      March 31,
                                                    1996             1996
                                                 (Unaudited)       (Audited)
                                                 -----------       ---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 30,000,000
      authorized BACs; 3,026,109 issued and
      outstanding as of December 31, 1996       25,827,164       25,788,647
   General Partner                                     831              405
   Unrealized gain (loss) on securities
    for sale, net                                   12,764           12,764
                                                ----------       ----------

                                                25,840,759       25,801,816
                                                ----------       ----------

                                               $33,675,376      $30,715,752
                                                ==========       ==========



















         The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     SERIES 26
                                             --------------------------

                                              December 31,    March 31,
                                                1996             1996
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $16,788,761     $  3,618,962

OTHER ASSETS
   Cash and cash equivalents                  2,649,611        1,644,891
   Investments                               15,878,720          885,590
   Notes receivable                           1,177,656        1,403,085
   Deferred acquisition costs                 2,107,034          639,308
   Prepaid expenses                                   -                -
   Organization costs, net of
     accumulated amortization (Note B)           85,189           46,351
   Other assets                               2,663,507        2,997,354
                                             ----------       ----------

                                            $41,350,478      $11,235,541
                                             ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $    10,721      $    85,639
   Syndication costs payable                          -          301,976
   Accounts payable affiliates                      300           58,798
   Capital contributions payable (Note D)     7,309,742        2,621,604
                                             ----------       ----------

                                              7,320,763        3,068,017
                                             ----------       ----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series 26
                                                ---------------------------

                                                December 31,      March 31,
                                                   1996            1996
                                                (Unaudited)      (Audited)
                                                -----------      ---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 30,000,000
      authorized BACs; 3,995,900 issued and
      outstanding as of December 31, 1996      34,029,009         8,166,467
   General Partner                                   (623)             (272)
   Unrealized gain (loss) on securities
    for sale, net                                   1,329             1,329
                                               ----------        ----------

                                               34,029,715         8,167,524
                                               ----------        ----------

                                              $41,350,478       $11,235,541
                                               ==========        ==========



















         The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                              SERIES 27*     SERIES 28*
                                             ------------   -----------

                                              December 31,  December 31,
                                                1996            1996
                                             (Unaudited)    (Unaudited)
                                             -----------    ----------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $16,495,760     $    282,562

OTHER ASSETS
   Cash and cash equivalents                  2,458,298        3,679,101
   Investments                                8,177,421        6,247,080
   Notes receivable                             688,605        3,102,745
   Deferred acquisition costs                   448,701        2,697,972
   Prepaid expenses                                   -                -
   Organization costs, net of
     accumulated amortization (Note B)           74,231           83,939
   Other assets                                 278,387       11,553,600
                                             ----------       ----------

                                            $28,621,403      $27,646,999
                                             ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $       722      $   787 358
   Syndication costs payable                          -          901,110
   Accounts payable affiliates                        -          388,525
   Capital contributions payable (Note D)     7,640,702           98,812
                                             ----------       ----------

                                              7,641,424        2,175,805
                                             ----------       ----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                  SERIES 27       SERIES 28
                                                ------------    -----------

                                                December 31,    December 31,
                                                   1996            1996
                                                (Unaudited)      (Audited)
                                                -----------      ---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 30,000,000
      authorized BACs; 3,995,900 issued and
      outstanding as of December 31, 1996      20,980,074        25,471,327
   General Partner                                    (95)             (133)
   Unrealized gain (loss) on securities
    for sale, net                                       -                 -
                                               ----------        ----------

                                               20,979,979        25,471,194
                                               ----------        ----------

                                              $28,621,403       $27,646,999
                                               ==========        ==========















* Series 27 and Series 28 did not commence operations until after March 31, 1996 therefore, they do not have comparative information to report.



         The accompanying notes are an integral part of these statements.

                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF OPERATIONS

                     Three Months Ended December 31,
                              (Unaudited)



                                             1996         1995
                                             ----         ----

Income
  Interest income                       $   717,962   $   315,046
                                         ----------      --------

                                            717,962       315,046
                                         ----------      --------

Share of loss from
  Operating Expenses                    (1,323,458)     (328,137)
                                         ----------      --------

Expenses
  Professional fees                          51,869        10,386
  Fund management fee (Note C)              472,307       305,647
  Amortization                               28,955        19,372
  General and administrative expenses       314,902       146,308
                                         ----------      --------

                                            868,033       481,713
                                         ----------      --------


  NET INCOME (LOSS)                     $(1,473,529)  $  (494,804)
                                         ==========      ========

Net income (loss) allocated to
  limited partners                      $(1,458,794)  $  (489,857)
                                         ==========      ========

Net income (loss) allocated to
  general partner                       $   (14,735)  $    (4,947)
                                         ==========      ========

Net income (loss) per BAC               $      (.57)  $      (.16)
                                         ==========      ========



       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                            (Unaudited)

                                                      SERIES 20
                                               -----------------------
                                                  1996          1995
                                                  ----          ----
Income
  Interest income                              $   4,585     $  30,782
                                                --------      --------

                                                   4,585        30,782
                                                --------      --------

Share of loss from Operating
  Partnerships                                  (350,306)     (141,315)
                                                --------      --------

Expenses
  Professional fees                                3,383         1,658
  Fund management fee (Note C)                    73,383        98,226
  Amortization                                     5,821         5,821
  General and administrative expense              13,927        18,197
                                                --------      --------

                                                  96,514       123,902
                                                --------      --------


  NET INCOME (LOSS)                            $(442,235)    $(234,435)
                                                ========      ========

Net income (loss) allocated to
  limited  partners                            $(437,813)    $(232,091)
                                                ========      ========

Net income (loss) allocated to
  general partner                              $  (4,422)    $  (2,344)
                                                ========      ========

Net income (loss) per BAC                      $    (.11)    $    (.06)
                                                ========      ========





        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                            (Unaudited)

                                                      SERIES 21
                                               -----------------------
                                                  1996          1995
                                                  ----          ----
Income
  Interest income                              $  14,498     $  46,368
                                                --------      --------

                                                  14,498        46,368
                                                --------      --------

Share of loss from Operating
  Partnerships                                  (291,795)      (19,908)
                                                --------      --------

Expenses
  Professional fees                                5,814           858
  Fund management fee (Note C)                    56,460        54,460
  Amortization                                     4,739         4,739
  General and administrative expense               9,114        10,138
                                                --------      --------

                                                  76,127        70,195
                                                --------      --------


  NET INCOME (LOSS)                            $(353,424)    $ (43,735)
                                                ========      ========

Net income (loss) allocated to
  limited  partners                            $(349,890)    $ (43,298)
                                                ========      ========

Net income (loss) allocated to
  general partner                              $  (3,534)    $    (437)
                                                ========      ========

Net income (loss) per BAC                      $    (.18)    $    (.02)
                                                ========      ========





        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                            (Unaudited)

                                                      SERIES 22
                                               -----------------------
                                                  1996          1995
                                                  ----          ----
Income
  Interest income                              $  15,519     $  27,763
                                                --------       -------

                                                  15,519        27,763
                                                --------       -------

Share of loss from Operating
  Partnerships                                  (243,351)     (176,301)
                                                --------       -------

Expenses
  Professional fees                                1,323         3,053
  Fund management fee (Note C)                    55,833        61,233
  Amortization                                     1,146         3,135
  General and administrative expense              15,330        15,372
                                                --------       -------

                                                  73,632        82,793
                                                --------       -------


  NET INCOME (LOSS)                            $(301,464)    $(231,331)
                                                ========       =======

Net income (loss) allocated to
  limited  partners                            $(298,449)    $(229,018)
                                                ========       =======

Net income (loss) allocated to
  general partner                              $  (3,015)    $  (2,313)
                                                ========       =======

Net income (loss) per BAC                      $    (.12)    $    (.09)
                                                ========       =======





        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                            (Unaudited)

                                                      SERIES 23
                                               -----------------------
                                                  1996          1995
                                                  ----          ----
Income
  Interest income                              $  23,043     $ 116,657
                                                --------       -------

                                                  23,043       116,657
                                                --------       -------

Share of loss from Operating
  Partnerships                                  (249,964)        9,387
                                                --------       -------

Expenses
  Professional fees                                  611         1,876
  Fund management fee (Note C)                    57,250        74,396
  Amortization                                     3,268         3,268
  General and administrative expense              14,798        63,734
                                                --------       -------

                                                  75,927       143,274
                                                --------       -------


  NET INCOME (LOSS)                            $(302,848)    $ (17,230)
                                                ========       =======

Net income (loss) allocated to
  limited  partners                            $(299,820)    $ (17,058)
                                                ========       =======

Net income (loss) allocated to
  general partner                              $  (3,028)    $    (172)
                                                ========       =======

Net income (loss) per BAC                      $    (.09)    $       -
                                                ========       =======





        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                            (Unaudited)

                                                      SERIES 24
                                               -----------------------
                                                  1996          1995
                                                  ----          ----
Income
  Interest income                              $  65,850     $  65,199
                                                --------       -------

                                                  65,850        65,199
                                                --------       -------

Share of loss from Operating
  Partnerships                                   (82,278)            -
                                                --------       -------

Expenses
  Professional fees                                2,411         2,941
  Fund management fee (Note C)                    56,304        17,332
  Amortization                                     3,245         2,409
  General and administrative expense              15,647        19,735
                                                --------       -------

                                                  77,607        42,417
                                                --------       -------


  NET INCOME (LOSS)                            $(94,035)    $   22,782
                                                ========       =======

Net income (loss) allocated to
  limited  partners                            $ (93,095)    $  22,554
                                                ========       =======

Net income (loss) allocated to
  general partner                              $    (940)    $     228
                                                ========       =======

Net income (loss) per BAC                      $    (.04)    $       -
                                                ========       =======




        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                            (Unaudited)

                                                      SERIES 25
                                               -----------------------
                                                  1996          1995
                                                  ----          ----
Income
  Interest income                              $ 138,362     $  28,277
                                                --------       -------

                                                 138,362        28,277
                                                --------       -------

Share of loss from Operating
  Partnerships                                   (63,654)            -
                                                --------       -------

Expenses
  Professional fees                                8,390             -
  Fund management fee (Note C)                    58,472             -
  Amortization                                     2,622             -
  General and administrative expense              41,448        19,132
                                                --------       -------

                                                 110,932        19,132
                                                --------       -------


  NET INCOME (LOSS)                            $ (36,224)    $   9,145
                                                ========       =======

Net income (loss) allocated to
  limited  partners                            $ (35,862)    $   9,054
                                                ========       =======

Net income (loss) allocated to
  general partner                              $    (362)    $      91
                                                ========       =======

Net income (loss) per BAC                      $    (.01)    $       -
                                                ========       =======




        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                            (Unaudited)

                                      SERIES 26*    SERIES 27*      SERIES 28*
                                     -----------   ------------    -----------
                                        1996          1996             1996
                                        ----          ----             ----
Income
  Interest income                   $ 329,629     $ 107,613        $  18,863
                                     --------       -------          -------

                                      329,629       107,613           18,863
                                     --------       -------          -------

Share of loss from Operating
  Partnerships                        (42,110)            -                -
                                     --------       -------          -------

Expenses
  Professional fees                    21,509         8,208               220
  Fund management fee (Note C)         55,350        59,255                 -
  Amortization                          4,733         3,381                 -
  General and administrative expense  109,890        62,804            31,944
                                     --------       -------           -------
                                      191,482       133,648            32,164
                                     --------       -------           -------

  NET INCOME (LOSS)                 $  96,037     $ (26,035)        $ (13,301)
                                     ========       =======           =======

Net income (loss) allocated to
  limited  partners                 $  95,077     $ (25,775)        $ (13,168)
                                     ========       =======           =======

Net income (loss) allocated to
  general partner                   $     960     $    (260)        $    (133)
                                     ========       =======           =======

Net income (loss) per BAC           $     .02     $    (.01)        $       -
                                     ========       =======           =======


* Series 26, 27, and 28 did not commence operations until after December 31, 1995, therefore they do not have comparative information to report.

        The accompanying notes are an integral part of these statements.

                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF OPERATIONS

                      Nine Months Ended December 31,
                              (Unaudited)



                                             1996         1995
                                             ----         ----

Income
  Interest income                       $ 1,679,848   $   689,054
                                         ----------     ---------

                                          1,679,848       689,054
                                         ----------     ---------

Share of loss from
  Operating Expenses                     (3,999,725)   (1,239,317)
                                         ----------     ---------

Expenses
  Professional fees                         254,018        92,447
  Fund management fee (Note C)            1,174,196       756,907
  Amortization                               81,337        48,042
  General and administrative expenses       777,622       305,561
                                         ----------     ---------

                                          2,287,173     1,202,957
                                         ----------     ---------


  NET INCOME (LOSS)                     $(4,607,050)  $(1,753,220)
                                         ==========     =========

Net income (loss) allocated to
  limited partners                      $(4,560,980)  $(1,735,688)
                                         ==========     =========

Net income (loss) allocated to
  general partner                       $   (46,071)  $   (17,532)
                                         ==========     =========

Net income (loss) per BAC               $     (1.74)  $      (.63)
                                         ==========     =========



       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                     Nine Months Ended December 31,
                            (Unaudited)

                                                      SERIES 20
                                               -----------------------
                                                  1996          1995
                                                  ----          ----
Income
  Interest income                            $    33,738     $ 124,362
                                               ---------      --------

                                                  33,738       124,362
                                               ---------      --------

Share of loss from Operating
  Partnerships                                (1,114,155)     (715,736)
                                               ---------      --------

Expenses
  Professional fees                               26,120        24,435
  Fund management fee (Note C)                   252,848       254,436
  Amortization                                    17,464        17,464
  General and administrative expense              32,632        46,732
                                               ---------      --------

                                                 329,064       343,067
                                               ---------      --------


  NET INCOME (LOSS)                          $(1,409,481)    $(934,441)
                                               =========      ========

Net income (loss) allocated to
  limited  partners                          $(1,395,386)    $(925,097)
                                               =========      ========

Net income (loss) allocated to
  general partner                            $   (14,095)    $  (9,344)
                                               =========      ========

Net income (loss) per BAC                    $      (.36)   $     (.24)
                                               =========      ========





        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                     Nine Months Ended December 31,
                            (Unaudited)

                                                      SERIES 21
                                               -----------------------
                                                  1996          1995
                                                  ----          ----
Income
  Interest income                            $    51,696     $  95,143
                                               ---------      --------

                                                  51,696        95,143
                                               ---------      --------

Share of loss from Operating
  Partnerships                                (1,283,602)     (318,127)
                                               ---------      --------

Expenses
  Professional fees                               30,779        33,477
  Fund management fee (Note C)                   167,792       171,426
  Amortization                                    14,218        12,229
  General and administrative expense              29,212        25,064
                                               ---------      --------

                                                 242,001       242,196
                                               ---------      --------


  NET INCOME (LOSS)                          $(1,473,907)    $(465,180)
                                               =========      ========

Net income (loss) allocated to
  limited  partners                          $(1,459,168)    $(460,528)
                                               =========      ========

Net income (loss) allocated to
  general partner                            $   (14,739)    $  (4,652)
                                               =========      ========

Net income (loss) per BAC                    $      (.77)    $    (.24)
                                               =========      ========





        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                     Nine Months Ended December 31,
                            (Unaudited)

                                                      SERIES 22
                                               -----------------------
                                                  1996          1995
                                                  ----          ----
Income
  Interest income                              $  43,269     $  70,008
                                                --------       -------

                                                  43,269        70,008
                                                --------       -------

Share of loss from Operating
  Partnerships                                  (551,467)     (220,738)
                                                --------       -------

Expenses
  Professional fees                               24,513        22,956
  Fund management fee (Note C)                   166,181       176,041
  Amortization                                     9,404         9,404
  General and administrative expense              44,691        33,615
                                                --------       -------

                                                 244,789       242,016
                                                --------       -------


  NET INCOME (LOSS)                            $(752,987)    $(392,746)
                                                ========       =======

Net income (loss) allocated to
  limited  partners                            $(745,457)    $(388,819)
                                                ========       =======

Net income (loss) allocated to
  general partner                              $  (7,530)    $  (3,927)
                                                ========       =======

Net income (loss) per BAC                      $    (.29)    $    (.15)
                                                ========       =======





        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                     Nine Months Ended December 31,
                            (Unaudited)

                                                      SERIES 23
                                               -----------------------
                                                  1996          1995
                                                  ----          ----
Income
  Interest income                              $ 138,618     $ 289,320
                                                --------       -------

                                                 138,618       289,320
                                                --------       -------

Share of loss from Operating
  Partnerships                                  (646,747)       15,284
                                                --------       -------

Expenses
  Professional fees                               18,489         8,638
  Fund management fee (Note C)                   176,128       137,672
  Amortization                                     9,804         6,536
  General and administrative expense              78,558       141,792
                                                --------       -------

                                                 282,979       294,638
                                                --------       -------


  NET INCOME (LOSS)                            $(791,108)    $   9,966
                                                ========       =======

Net income (loss) allocated to
  limited  partners                            $(783,197)    $   9,866
                                                ========       =======

Net income (loss) allocated to
  general partner                              $  (7,911)    $     100
                                                ========       =======

Net income (loss) per BAC                      $    (.23)    $       -
                                                ========       =======





        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                     Nine Months Ended December 31,
                            (Unaudited)

                                                      SERIES 24
                                               -----------------------
                                                  1996          1995
                                                  ----          ----
Income
  Interest income                              $ 179,679     $  81,944
                                                --------       -------

                                                 179,679        81,944
                                                --------       -------

Share of loss from Operating
  Partnerships                                  (109,960)            -
                                                --------       -------

Expenses
  Professional fees                               24,746         2,941
  Fund management fee (Note C)                   133,855        17,332
  Amortization                                     9,735         2,409
  General and administrative expense              65,550        39,226
                                                --------       -------

                                                 233,886        61,908
                                                --------       -------


  NET INCOME (LOSS)                            $(164,167)    $  20,036
                                                ========       =======

Net income (loss) allocated to
  limited  partners                            $(162,525)    $  19,836
                                                ========       =======

Net income (loss) allocated to
  general partner                              $  (1,642)    $     200
                                                ========       =======

Net income (loss) per BAC                      $    (.07)    $       -
                                                ========       =======




        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                     Nine Months Ended December 31,
                            (Unaudited)

                                                      SERIES 25
                                               -----------------------
                                                  1996          1995
                                                  ----          ----
Income
  Interest income                              $ 378,354     $  28,277
                                                --------       -------

                                                 378,354        28,277
                                                --------       -------

Share of loss from Operating
  Partnerships                                   (27,866)            -
                                                --------       -------

Expenses
  Professional fees                               34,993             -
  Fund management fee (Note C)                   122,728             -
  Amortization                                     7,866             -
  General and administrative expense             142,308        19,132
                                                --------       -------

                                                 307,895        19,132
                                                --------       -------


  NET INCOME (LOSS)                            $  42,593     $   9,145
                                                ========       =======

Net income (loss) allocated to
  limited  partners                            $  42,167     $   9,054
                                                ========       =======

Net income (loss) allocated to
  general partner                              $     426     $      91
                                                ========       =======

Net income (loss) per BAC                      $    (.01)    $       -
                                                ========       =======




        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Nine Months Ended December 31,
                            (Unaudited)

                                      SERIES 26*    SERIES 27*      SERIES 28*
                                     -----------   ------------    -----------
                                        1996          1996             1996
                                        ----          ----             ----
Income
  Interest income                   $ 697,795     $ 137,836         $  18,863
                                     --------       -------           -------

                                      697,795       137,836            18,863
                                     --------       -------           -------

Share of loss from Operating
  Partnerships                       (265,928)            -                 -
                                     --------       -------           -------

Expenses
  Professional fees                    83,204        10,954               220
  Fund management fee (Note C)         95,409        59,255                 -
  Amortization                          9,465         3,381                 -
  General and administrative expense  278,937        73,790            31,944
                                     --------       -------           -------
                                      467,015       147,380            32,164
                                     --------       -------           -------

  NET INCOME (LOSS)                 $ (35,148)    $  (9,544)        $ (13,301)
                                     ========       =======           =======

Net income (loss) allocated to
  limited  partners                 $ (34,797)    $  (9,449)        $ (13,168)
                                     ========       =======           =======

Net income (loss) allocated to
  general partner                   $    (351)    $     (95)        $    (133)
                                     ========       =======           =======

Net income (loss) per BAC           $    (.01)    $       -         $       -
                                     ========       =======           =======

* Series 26, 27, and 28 did not commence operations until after December 31, 1995, therefore they do not have comparative information to report.



        The accompanying notes are an integral part of these statements.

                    Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                        Nine Months Ended December 31, 1996
                                 (Unaudited)

                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net      Total
                      ---------      -------      ---------      -----


Partners' capital
  (deficit)
  April 1, 1996     $144,569,903    $ (76,226)     $ 26,974    $144,520,651

Capital contribu-
  tions               84,174,000            -             -      84,174,000

Selling commissions
  and registration
  costs              (11,806,293)           -             -     (11,806,293)

Net income (loss)     (4,560,980)     (46,070)            -      (4,607,050)
                      ----------      -------       -------     -----------

Partners' capital
 (deficit),
December 31, 1996   $212,376,630    $(122,296)     $ 26,974    $212,281,308
                     ===========      =======       =======     ===========
















       The accompanying notes are an integral part of these statements.

                     Boston Capital Tax Credit Fund IV L.P.
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Nine Months Ended December 31, 1996
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net      Total
                      ---------      -------      ---------      -----
Series 20
--------
Partners' capital
 (deficit),
April 1, 1996        $29,171,047     $ (39,248)   $    108    $29,131,907

Capital contribu-
  tions                        -             -           -              -

Selling commissions
  and registration
  costs                        -             -           -              -

Net income (loss)     (1,395,386)      (14,095)          -     (1,409,481)
                      ----------      --------     -------     ----------
Partners' capital
 (deficit),
December 31, 1996    $27,775,661     $ (53,343)   $    108    $27,722,426
                     ===========      ========     =======     ==========

Series 21
--------
Partners' capital
 (deficit),
 April 1, 1996       $14,719,259     $ (14,909)   $    773     $14,705,123

Capital contribu-
  tions                        -             -           -              -

Selling commissions
  and registration
  costs                        -             -           -              -

Net income (loss)     (1,459,168)      (14,739)          -      (1,473,907)
                      ----------      --------     -------      ----------
Partners' capital
 (deficit),
December 31, 1996    $13,260,091     $ (29,648)   $     773    $13,231,216
                      ==========      ========     ========     ==========
       The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Nine Months Ended December 31, 1996
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net      Total
                      ---------      -------      ---------      -----
Series 22
--------
Partners' capital
 (deficit),
 April 1, 1996       $20,402,204     $ (15,211)   $    824    $20,387,817

Capital contribu-
  tions                        -             -           -              -

Selling commissions
  and registration
  costs                        -             -           -              -

Net income (loss)      (745,457)        (7,530)          -       (752,987)
                     ----------       --------      ------     ----------
Partners' capital
 (deficit),
December 31, 1996   $19,656,747      $ (22,741)   $    824    $19,634,830
                     ==========       ========     =======     ==========
Series 23
--------
Partners' capital
 (deficit),
 April 1, 1996       $27,934,947     $  (5,552)   $  6,631    $27,936,026

Capital contribu-
  tions                        -             -           -              -

Selling commissions
  and registration
  costs                        -             -           -              -

Net income (loss)       (783,197)       (7,911)          -       (791,108)
                      ----------      --------      -------     ----------
Partners' capital
 (deficit),
December 31, 1996    $27,151,750     $ (13,463)    $  6,631    $27,144,918
                      ==========      ========      =======     ==========
             The accompanying notes are an integral part of these statements

                   Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Nine Months Ended December 31, 1996
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net      Total
                      ---------      -------      ---------      -----
Series 24
--------
Partners' capital
 (deficit),
 April 1, 1996       $18,387,332     $  (1,439)   $  4,545    $18,390,438

Capital contribu-
  tions                        -             -           -              -

Selling commissions
  and registration
  costs                        -             -           -              -

Net income (loss)       (162,525)       (1,642)          -       (164,167)
                      ----------      --------     -------     ----------
Partners' capital
 (deficit),
December 31, 1996    $18,224,807     $  (3,081)   $  4,545    $18,226,271
                      ==========      ========     =======     ==========
Series 25
--------
Partners' capital
 (deficit),
 April 1, 1996       $25,788,647      $    405    $ 12,764    $25,801,816

Capital contribu-
  tions                        -             -           -              -

Selling commissions
  and registration
  costs                   (3,650)            -           -         (3,650)

Net income (loss)         42,167           426           -         42,593
                      ----------       -------     -------     ----------
Partners' capital
 (deficit),
December 31, 1996    $25,827,164      $    831    $ 12,764    $25,840,759
                      ==========       =======     =======     ==========
      The accompanying notes are an integral part of these statements.

                    Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Nine Months Ended December 31, 1996
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net      Total
                      ---------      -------      ---------      -----
Series 26
--------
Partners' capital
 (deficit),
 April 1, 1996       $ 8,166,467     $  (272)     $  1,329    $ 8,167,524

Capital contribu-
  tions               30,013,000           -             -     30,013,000

Selling commissions
  and registration
  costs               (4,115,661)          -             -     (4,115,661)

Net income (loss)        (34,797)       (351)            -        (35,148)
                       ---------      ------       -------     ----------
Partners' capital
 (deficit),
December 31, 1996    $34,029,009     $  (623)     $  1,329    $34,029,715
                      ==========      ======       =======     ==========
Series 27
--------
Partners' capital
 (deficit),
 April 1, 1996       $         -     $     -      $      -    $         -

Capital contribu-
  tions               24,607,000           -             -     24,607,000

Selling commissions
  and registration
  costs               (3,617,477)          -             -     (3,617,477)

Net income (loss)         (9,449)        (95)            -         (9,544)
                       ---------      ------       -------     ----------
Partners' capital
 (deficit),
December 31, 1996    $20,980,074     $   (95)     $      -    $20,979,979
                      ==========      ======       =======     ==========
       The accompanying notes are an integral part of these statements.

                    Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Nine Months Ended December 31, 1996
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net      Total
                      ---------      -------      ---------      -----
Series 28
--------
Partners' capital
 (deficit),
 April 1, 1996       $         -     $     -      $      -    $         -

Capital contribu-
  tions               29,554,000           -             -     29,554,000

Selling commissions
  and registration
  costs               (4,069,505)          -             -     (4,069,505)

Net income (loss)        (13,168)       (133)            -        (13,301)
                       ---------      ------       -------     ----------
Partners' capital
 (deficit),
December 31, 1996    $25,471,327     $  (133)     $      -    $25,471,194
                      ==========      ======       =======     ==========

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                (Unaudited)



                                             1996             1995
                                             ----             ----
Cash flows from operating activities:
    Net income (loss)                    $ (4,607,050)   $(1,753,220)
    Adjustments
       Amortization                            81,337         48,042
       Distributions from
         Operating Partnerships                   397              -
       Share of loss from Operating
         Partnerships                       3,999,725      1,239,317
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                  (209,854)       (71,723)
       (Decrease) Increase in accounts
         payable and accrued expenses       1,380,256       1,662,878
       Decrease (Increase) in prepaid
         expenses                                   -       (676,878)
       Decrease (Increase) in accounts
         receivable                       (11,510,420)   (14,422,919)
       (Decrease) Increase in accounts
         payable affiliates                   613,782        412,673
                                          -----------     ----------
         Net cash (used in) provided by
           operating activities           (10,251,827)   (13,561,830)
                                          -----------     ----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to be acquired                      (8,942,927)    (7,508,315)
     Capital contributions paid to
       Operating Partnerships             (40,598,055)   (21,554,066)
     Advances to Operating Partnerships     2,500,712     (6,345,361)
     Investments                          (18,487,167)    (7,446,886)
                                          -----------     ----------
         Net cash (used in) provided by
           investing activities           (65,527,437)   (42,854,628)
                                          -----------     ----------

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                (Unaudited)

                                              1996            1995
                                              ----            ----
Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid    (11,806,294)    (9,943,090)
     Capital contributions received        84,174,000     76,313,000
         Net cash (used in) provided by   -----------     ----------
           financing activities            72,367,706     66,369,910
                                          -----------     ----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                (3,411,558)     9,953,452


Cash and cash equivalents, beginning       19,454,787      9,627,086
                                          -----------     ----------

Cash and cash equivalents, ending        $ 16,043,229    $19,580,538
                                          ===========     ==========

Supplemental schedule of noncash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships          $ 18,352,120    $18,930,130
                                          ===========     ==========















      The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                (Unaudited)

                                                   Series 20
                                             ---------------------
                                             1996             1995
                                             ----             ----
Cash flows from operating activities:
    Net income (loss)                     $(1,409,481)   $  (934,441)
    Adjustments
       Amortization                            17,464         17,464
       Distributions from
         Operating Partnerships                    19              -
       Share of loss from Operating
         Partnerships                       1,114,155        715,736
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -              -
       (Decrease) Increase in accounts
         payable and accrued expenses             810              -
       Decrease (Increase ) in prepaid
         expenses                                   -        (16,851)
       Decrease (Increase) in accounts
         receivable                            (9,975)       787,803
       (Decrease) Increase in accounts
         payable affiliates                   284,232         88,140
                                           ----------     ----------
         Net cash (used in) provided by
           operating activities                (2,776)       657,851
                                           ----------     ----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   -         57,189
     Capital contributions paid to
       Operating Partnerships              (1,855,561)    (2,457,799)
     Advances to Operating Partnerships       898,796       (815,504)
     Investments                              532,415        269,676
                                           ----------     ----------
         Net cash (used in) provided by
           investing activities              (424,350)    (2,946,438)
                                           ----------     ----------

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                (Unaudited)

                                                     Series 20
                                            -------------------------
                                             1996              1995
                                             ----              ----
Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -          439,553
     Capital contributions received                 -                -
        Net cash (used in) provided by     ----------       ----------
           financing activities                     -          439,553
                                           ----------       ----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                  (427,126)      (1,849,034)


Cash and cash equivalents, beginning        1,306,675        3,453,823
                                           ----------       ----------

Cash and cash equivalents, ending         $   879,549      $ 1,604,789
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

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                (Unaudited)

                                                  Series 21
                                             ---------------------
                                             1996             1995
                                             ----             ----
Cash flows from operating activities:
    Net income (loss)                     $(1,473,907)   $  (465,180)
    Adjustments
       Amortization                            14,218         12,229
       Distributions from
         Operating Partnerships                     -              -
       Share of loss from Operating
         Partnerships                       1,283,602        318,127
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -              -
       (Decrease) Increase in accounts
         payable and accrued expenses               -        (18,735)
       Decrease (Increase ) in prepaid
         expenses                                   -         (6,223)
       Decrease (Increase) in accounts
         receivable                            37,990        887,716
       (Decrease) Increase in accounts
         payable affiliates                   169,380         88,228
                                           ----------     ----------
         Net cash (used in) provided by
           operating activities                31,283        816,162
                                           ----------     ----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   -        (11,026)
     Capital contributions paid to
       Operating Partnerships                (456,048)    (3,161,640)
     Advances to Operating Partnerships       100,000        542,602
     Investments                             (206,769)     1,417,344
                                            ----------     ----------
         Net cash (used in) provided by
           investing activities              (562,817)    (1,212,720)
                                           ----------     ----------

                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                (Unaudited)

                                                      Series 21
                                             -----------------------
                                                1996           1995
                                                ----           ----
Continued
---------
Cash flows from financing activities:
     Sales and registration costs paid              -        323,288
     Capital contributions received                 -              -
         Net cash (used in) provided by    ----------      ---------
           financing activities                     -        322,288
                                           ----------      ---------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                  (531,534)       (73,810)


Cash and cash equivalents, beginning        1,398,907      1,697,368
                                           ----------     ----------

Cash and cash equivalents, ending         $   867,373    $ 1,623,558
                                           ==========     ==========


Supplemental schedule of noncash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $        -     $   319.435
                                           =========      ==========













       The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P

                         STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                (Unaudited)

                                                  Series 22
                                             ---------------------
                                             1996             1995
                                             ----             ----
Cash flows from operating activities:
    Net income (loss)                     $  (752,987)   $  (392,746)
    Adjustments
       Amortization                             9,404          9,404
       Distributions from
         Operating Partnerships                     -              -
       Share of loss from Operating
         Partnerships                         551,467        220,738
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -         (5,337)
       (Decrease) Increase in accounts
         payable and accrued expenses            (106)        (3,606)
       Decrease (Increase ) in prepaid
         expenses                                   -        (11,940)
       Decrease (Increase) in accounts
         receivable                          (249,088)     1,550,693
       (Decrease) Increase in accounts
         payable affiliates                   176,311         (8,164)
                                           ----------     ----------
         Net cash (used in) provided by
           operating activities              (264,999)     1,359,042
                                           ----------     ----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                             (19,323)      (128,186)
     Capital contributions paid to
       Operating Partnerships              (2,151,276)    (1,786,862)
     Advances to Operating Partnerships     1,450,013        845,848
     Investments                             (157,977)      (795,133)
                                           ----------     ----------
         Net cash (used in) provided by
           investing activities              (878,563)    (1,864,333)
                                           ----------     ----------

                Boston Capital Tax Credit Fund IV L.P

                         STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                (Unaudited)

                                                  Series 22
                                           ---------------------------
                                               1996            1995
                                               ----            ----

Continued
---------
Cash flows from financing activities:
     Sales and registration costs paid              -        100,448
     Capital contributions received                 -              -
         Net cash (used in) provided by    ----------      ---------
           financing activities                     -        100,448
                                           ----------      ---------
         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                (1,143,562)      (404,843)


Cash and cash equivalents, beginning        1,686,347      3,002,412
                                           ----------     ----------

Cash and cash equivalents, ending         $   542,785    $ 2,597,569
                                           ==========     ==========


Supplemental schedule of noncash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $   586,492    $ 2,204,031
                                           ==========     ==========













       The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                (Unaudited)

                                                   Series 23
                                             ---------------------
                                             1996             1995
                                             ----             ----
Cash flows from operating activities:
    Net income (loss)                     $  (791,108)   $     9,966
    Adjustments
       Amortization                             9,804          6,536
       Distributions from
         Operating Partnerships                   378              -
       Share of loss from Operating
         Partnerships                         646,747        (15,284)
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -         (9,087)
       (Decrease) Increase in accounts
         payable and accrued expenses               -       (260,238)
       Decrease (Increase ) in prepaid
         expenses                                   -              -
       Decrease (Increase) in accounts
         receivable                            64,299     (1,611,685)
       (Decrease) Increase in accounts
         payable affiliates                    (9,383)       (18,461)
                                           ----------     ----------
         Net cash (used in) provided by
           operating activities               (79,263)    (1,898,253)
                                           ----------     ----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                             (27,191)    (2,623,673)
     Capital contributions paid to
       Operating Partnerships              (5,171,526)    (8,894,889)
     Advances to Operating Partnerships     1,540,993     (1,036,459)
     Investments                            3,926,792     (6,361,090)
                                           ----------     ----------
         Net cash (used in) provided by
           investing activities               269,068    (18,916,111)
                                           ----------     ----------

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                (Unaudited)

                                                  Series 23
                                         ----------------------------
                                             1996            1995
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -     (3,350,133)
     Capital contributions received                 -     24,338,000

         Net cash (used in) provided by    ----------     ----------
           financing activities                     -     20,987,867
                                           ----------     ----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                   189,805        173,503


Cash and cash equivalents, beginning        1,313,618      1,473,483
                                           ----------     ----------

Cash and cash equivalents, ending         $ 1,503,423    $ 1,646,986
                                           ==========     ==========


Supplemental schedule of noncash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $         -    $10,283,629
                                           ==========     ==========










       The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                (Unaudited)

                                                   Series 24
                                             ---------------------
                                             1996             1995
                                             ----             ----
Cash flows from operating activities:
    Net income (loss)                     $  (164,167)   $   20,036
    Adjustments
       Amortization                             9,735         2,409
       Distributions from
         Operating Partnerships                     -             -
       Share of loss from Operating
         Partnerships                         109,960             -
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -        (50,479)
       (Decrease) Increase in accounts
         payable and accrued expenses        (235,300)        10,267
       Decrease (Increase ) in prepaid
         expenses                                   -              -
       Decrease (Increase) in accounts
         receivable                           585,814     (1,780,149)
       (Decrease) Increase in accounts
         payable affiliates                   (33,597)             -
                                           ----------     ----------
         Net cash (used in) provided by
           operating activities               272,445     (1,797,916)
                                           ----------     ----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                            (187,681)    (2,079,394)
     Capital contributions paid to
       Operating Partnerships              (6,621,083)    (1,727,559)
     Advances to Operating Partnerships       461,871     (3,694,574)
     Investments                            2,636,464     (1,977,683)
                                           ----------     ----------
         Net cash (used in) provided by
           investing activities            (3,710,429)    (9,479,210)
                                           ----------     ----------

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                (Unaudited)

                                                  Series 24
                                         ----------------------------
                                             1996            1995
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -     (3,162,429)
     Capital contributions received                 -     21,697,000
         Net cash (used in) provided by    ----------     ----------
           financing activities                     -     18,534,571
                                           ----------     ----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                (3,437,984)     7,257,445


Cash and cash equivalents, beginning        4,796,487              -
                                           ----------     ----------

Cash and cash equivalents, ending         $ 1,358,503    $ 7,257,445
                                           ==========     ==========


Supplemental schedule of noncash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $ 2,073,486    $ 4,439,168
                                           ==========     ==========











       The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                (Unaudited)

                                                   Series 25
                                             ---------------------
                                             1996             1995
                                             ----             ----
Cash flows from operating activities:
    Net income (loss)                     $    42,593   $     9,145
    Adjustments
       Amortization                             7,866             -
       Distributions from
         Operating Partnerships                     -             -
       Share of loss from Operating
         Partnerships                          27,866             -
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -        (6,820)
       (Decrease) Increase in accounts
         payable and accrued expenses             573     1,935,190
       Decrease (Increase ) in prepaid
         expenses                                   -      (499,406)
       Decrease (Increase) in accounts
         receivable                          (441,320)   (14,399,215)
       (Decrease) Increase in accounts
         payable affiliates                    (1,209)       262,930
                                           ----------     ----------
         Net cash (used in) provided by
           operating activities              (363,631)   (12,698,176)
                                           ----------     ----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                            (294,736)    (2,723,225)
     Capital contributions paid to
       Operating Partnerships             (10,355,757)    (3,525,317)
     Advances to Operating Partnerships     1,614,960     (2,187,274)
     Investments                            4,199,539              -
                                           ----------     ----------
         Net cash (used in) provided by
           investing activities            (4,835,994)    (8,435,816)
                                           ----------     ----------

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                (Unaudited)

                                                  Series 25
                                         ----------------------------
                                             1996            1995
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid         (3,651)    (4,293,817)
     Capital contributions received                 -     30,278,000
         Net cash (used in) provided by    ----------     ----------
           financing activities                (3,651)    25,984,183
                                           ----------     ----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                (5,203,276)     4,850,191


Cash and cash equivalents, beginning        7,307,862              -
                                           ----------     ----------

Cash and cash equivalents, ending         $ 2,104,586    $ 4,850,191
                                           ==========     ==========


Supplemental schedule of noncash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $ 7,692,142    $ 1,683,867
                                           ==========     ==========











       The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                (Unaudited)

                                      Series 26*     Series 27*     Series 28*
                                      -----------  -------------  ------------
                                         1996           1996           1996
                                         ----           ----           ----
Cash flows from operating activities:
    Net income (loss)                 $   (35,148)    $    (9,544)$   (13,301)
    Adjustments
       Amortization                         9,465           3,381           -
       Distributions from
         Operating Partnerships                 -               -           -
       Share of (income) loss from
         operating partnerships           265,928               -           -
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs               (48,303)        (77,612)    (83,939)
       (Decrease) Increase in accounts
         payable and accrued expenses     (74,918)            729   1,688,468
       Decrease (Increase ) in prepaid
         expenses                               -              -            -
       Decrease (Increase) in accounts
         receivable                       333,847       (278,387) (11,553,600)
       (Decrease) Increase in accounts
         payable affiliates              (360,477)             -      388,525
                                       ----------     ----------  -----------
         Net cash (used in) provided by
           operating activities            90,394       (361,433)  (9,573,847)
                                       ----------     ----------  -----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                      (3,157,466)    (2,523,025)  (2,733,505)
     Capital contributions paid to
       Operating Partnerships          (7,057,846)    (6,780,741)    (148,217)
     Advances to Operating Partnerships   225,429       (688,605)  (3,102,745)
     Investments                      (14,993,130)    (8,177,421)  (6,247,080)
                                       ----------     ----------  -----------
         Net cash (used in) provided by
           investing activities       (24,983,013)   (18,169,792) (12,231,547)
                                       ----------     ----------  -----------

                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                              (Unaudited)


                                      Series 26*     Series 27*     Series 28*
                                      ----------     ----------     ----------
                                         1996           1996           1996
                                         ----           ----           ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid  (4,115,661)   24,607,000   (4,069,505)
     Capital contributions received     30,013,000    (3,617,477)  29,554,000
         Net cash (used in) provided by ----------    ----------  -----------
           financing activities         25,897,339    20,989,523   25,484,495
                                        ----------    ----------  -----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS             1,004,720     20,989,523    3,679,101


Cash and cash equivalents, beginning    1,644,891              -            -
                                       ----------     ----------  -----------

Cash and cash equivalents, ending     $ 2,649,611    $ 2,458,298 $  3,679,101
                                       ==========     ==========  ===========


Supplemental schedule of noncash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships       $ 6,780,065    $ 7,640,702 $     98,812
                                       ==========     ==========  ===========






*Series 26, 27 and 28 did not commence operation until after December 31, 1995, therefore they do not have comparative information to report.

       The accompanying notes are an integral part of these statements.

                     Boston Capital Tax Credit Fund IV L.P.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1996
                                  (Unaudited)
NOTE A - ORGANIZATION
Boston Capital Tax Credit Fund IV L.P. (the "Fund") was organized under the laws of the State of Delaware as of October 5, 1993, for the purpose of acquiring, holding, and disposing of limited partnership interests in Operating Partnerships which will acquire, develop, rehabilitate, operate and own newly constructed, existing or rehabilitated low-income apartment complexes ("Operating Partnerships"). The general partner of the Fund is Boston Capital Associates IV L.P., a Delaware limited Partnership. Boston Capital Associates, a Massachusetts general partnership, whose only two partners are Herbert F. Collins and John P. Manning, the principals of Boston Capital Partners, Inc., is the sole general partner of the general partner. The limited partner of the general partner is Capital Investment Holdings, a general partnership whose partners are certain officers and employees of Boston Capital Partners, Inc., and its affiliates. The Assignor Limited Partner is
BCTC IV Assignor Corp., a Delaware corporation which is wholly-owned by Herbert F. Collins and John P. Manning.

Pursuant to the Securities Act of 1933, the Fund filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective December 16, 1993 which covered the offering (the "Public
Offering") of the Fund's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the Assignor Limited Partner. The Fund registered 30,000,000 BACs at $10 per BAC for sale to the public in one or more series. One April 18, 1996 an amendment to Form S-16 which registered an additional 10,000,000 BACs for sale to the public in one or more series became effective offers and sales of BACs in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26 and Series 27 were completed and the last of the BACs in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26 and Series 27 were issued by the Fund on June 24, 1994, September 30, 1994, December 28, 1994, June 23, 1995,
September 22, 1995, December 29, 1995, June 25, 1996, and September 17, 1996 respectively. The Fund sold 3,866,700 of Series 20 BACs, for a total of $38,667,000; 1,892,700 of Series 21 BACs for a total of $18,927,000; 2,564,400 of Series 22 BACs for a total of $25,644,000; 3,336,727 of Series 23 BACs for a total of $33,366,000; 2,169,878 of Series 24 BACs for a total of $21,697,000; 3,026,109 of Series 25 BACs for a total of $30,248,000; 3,995,900 of Series 26 BACs for a total of $39,959,000; 2,460,700 of Series 27 BACS for a total of $24,607,000; and 2,956,238 of Series 28 BACs for a total of $29,554,000. The Fund is continuing to offer BACs in Series 28.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of December 31, 1996 and for the three and nine months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships

                    Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              December 31, 1996
                                  (Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES (continued)

using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

The amortized cost of securities available for sale as of December 31, 1996 by contractual maturity are as follows:
                                 Amortized
                                    Cost
                                 ----------
   Due in one year or less      $25,296,210
   Due after one year            11,625,141
                                 ----------
   Total                        $36,921,351
                                 ==========

The fair market value of the securities is $36,948,325. The difference being an unrealized gain on securities available for sale of $26,974, as of December 31, 1996.

                    Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                December 31, 1996
                                  (Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

Amortization
------------
The Fund amortizes organizational costs over 60 months. As of December 31, 1996 and 1995 the Fund has accumulated amortization of $177,482 and $73,201, respectively.

The breakdown of accumulated amortization within the fund is as follows:

                              1996          1995
                              ----          ----
          Series 20        $ 56,218        $32,933
          Series 21          36,581         17,624
          Series 22          26,237         13,699
          Series 23          19,608          6,536
          Series 24          15,504          2,409
          Series 25          10,488              -
          Series 26           9,465              -
          Series 27           3,381              -
                            -------         ------
                           $177,482        $73,201
                            =======         ======
Series 28 organization costs will be amortized over 60 months beginning April 1, 1997.

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., Boston Capital Services, Inc., and Boston Capital Asset Management L.P. (formerly Boston Capital Communications Limited Partnership) as follows:

For the quarter ended December 31, 1996, Boston Capital Services, Inc. received $352,260 for Series 28 as Dealer-Manager fees for marketing advice and investment banking services performed at the time of the Fund's offering of BACs. Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26 and Series 27 completed payment of all Dealer-Manager fees prior to the quarter ended December 31, 1996.

Boston Capital Partners, Inc. is entitled to asset acquisition fees for selecting, evaluating, structuring, negotiating, and closing the Fund's acquisition of interest in the Operating Partnerships. During the quarter ended December 31, 1996, Series 28 paid $1,743,855 for acquisition fees to Boston Capital Partners, Inc. Series 20, Series 21, Series 22, Series 23,

                    Boston Capital Tax Credit Fund IV L.P.
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              December 31, 1996
                                 (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS - (cont.)

Series 24, Series 25, Series 26 and Series 27 completed payment of all acquisition fees prior to the quarter ended December 31, 1996. Of the total acquisition fees and expenses incurred, $98,235, $53,731, $37,905, $163,067, $281,078, $272,924, $2,107,034, $448,701 and $2,697,972 for Series 20, Series
21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27 and Series 28, respectively, related to costs incurred in connection with the purchase of interests in Operating Partnerships not finalized as of December 31, 1996.

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued or paid to Boston Capital Asset Management L.P. (formerly Boston Capital Communications Limited Partnership).

The fund management fees accrued for the quarters ended December 31, 1996 and 1995 are as follows:

                                1996           1995
                                ----           ----
           Series 20         $ 94,743       $ 73,226
           Series 21           56,460         56,460
           Series 22           60,129              -
                              -------        -------
                             $211,332       $129,686
                              =======        =======

The fund management fees paid for the quarters ended December 31, 1996 and 1995 are as follows:

                                1996           1995
                                ----           ----
           Series 20         $      -       $ 20,000
           Series 22                -         61,223
           Series 23           57,250         74,396
           Series 24           56,304         17,332
           Series 25           58,472              -
           Series 26           55,350              -
           Series 27           59,255              -
                              -------        -------
                             $286,631       $172,951
                              =======        =======

                     Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                               December 31, 1996
                                  (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 1996 and 1995, the Fund has limited partnership interests in 163 and 105 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at December 31, 1996 and 1995 is as follows:

                               1996            1995
                               ----            ----
           Series 20            24              24
           Series 21            14              15
           Series 22            28              30
           Series 23            22              22
           Series 24            23              12
           Series 25            20               2
           Series 26            24               -
           Series 27             7               -
           Series 28             1               -
                               ---             ---
                               163             105
                               ===              ==

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at December 31, 1996 and 1995 are as follows:

                             1996            1995
                             ----            ----
           Series 20     $ 2,018,106     $ 5,550,675
           Series 21       1,193,620       2,450,499
           Series 22       3,742,300       8,351,084
           Series 23       5,359,594      12,354,064
           Series 24       3,363,312       4,439,168
           Series 25       7,833,203       1,683,867
           Series 26       7,309,742               -
           Series 27       7,640,702               -
           Series 28          98,812               -
                          ----------      ----------
                         $38,559,390     $34,829,357
                          ==========      ==========

                     Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                               December 31, 1996
                                  (Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (Cont.)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar Year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 1996.


               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Nine months ended September 30,
                             (Unaudited)

                                                 Series 20
                                       ---------------------------
                                          1996             1995
                                          ----             ----
Revenues
   Rental                             $ 5,721,327      $ 2,023,715
   Interest and other                     260,934          129,204
                                        ---------        ---------
                                        5,982,261        2,152,919
                                        ---------        ---------
Expenses
  Interest                              2,451,867          732,692
  Depreciation and amortization         1,564,264          653,435
  Operating expenses                    3,091,538        1,489,756
                                        ---------        ---------
                                        7,107,669        2,875,883
                                        ---------        ---------

          NET LOSS                    $(1,125,408)     $  (722,964)
                                       ==========       ==========
Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                       $(1,114,155)     $  (715,736)
                                       ==========       ==========

Net loss allocated to
    other partners                    $   (11,253)     $    (7,228)
                                       ==========       ==========


                                    62




                  Boston Capital Tax Credit Fund IV L.P

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            December 31, 1996
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                         Nine months ended September 30,
                              (Unaudited)

                                                Series 21
                                        --------------------------
                                           1996             1995
                                           ----             ----
 Revenues
   Rental                             $ 2,914,085       $  641,453
   Interest and other                     124,052           60,494
                                        ---------        ---------
                                        3,038,137          701,947
                                        ---------        ---------
Expenses
  Interest                              1,676,636          341,421
  Depreciation and amortization           581,635          361,238
  Operating expenses                    2,096,384          320,629
                                        ---------        ---------
                                        4,354,655        1,023,288
                                        ---------        ---------

          NET INCOME (LOSS)           $(1,316,518)      $ (321,341)
                                        =========        =========

Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                       $(1,303,353)      $ (318,127)
                                        =========        =========

Net loss allocated to
  other partners                      $   (13,165)      $   (3,214)
                                        =========        =========

                Boston Capital Tax Credit Fund IV L.P.

                            December 31, 1996
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                         Nine Months ended September 30,
                             (Unaudited)

                                                  Series 22
                                        --------------------------
                                          1996             1995
 Revenues                                 ----             ----

   Rental                              $2,601,079       $  688,403
   Interest and other                     131,026           97,139
                                        ---------        ---------
                                        2,732,105          785,542
                                        ---------        ---------
Expenses
  Interest                                783,490          236,896
  Depreciation and amortization           932,910          340,346
  Operating expenses                    1,577,386          431,268
                                        ---------        ---------
                                        3,293,786        1,008,510
                                        ---------        ---------

          NET INCOME (LOSS)            $ (561,681)      $ (222,968)
                                        =========        =========

Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $ (556,063)      $ (220,738)
                                        =========        =========

Net loss allocated to
   other partners                      $   (5,618)      $   (2,230)
                                        =========        =========

               Boston Capital Tax Credit Fund IV L.P.

                          December 31, 1996
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Nine months ended September 30,
                          (Unaudited)

                                                Series 23
                                       ----------------------------
                                          1996             1995
 Revenues                                 ----             ----
   Rental                             $ 2,254,369      $   247,014
   Interest and other                     131,773            6,838
                                       ----------       ----------
                                        2,386,142          253,852
                                       ----------       ----------
Expenses
  Interest                              1,020,951           64,701
  Depreciation and amortization           596,609           45,276
  Operating expenses                    1,421,862          128,436
                                       ----------       ----------

                                        3,039,422          238,413
                                       ----------       ----------

          NET INCOME (LOSS)           $  (653,280)     $    15,439
                                       ==========       ==========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                       $  (646,747)     $    15,285
                                       ==========       ==========

Net income (loss) allocated to
  other partners                      $    (6,533)     $       154
                                       ==========       ==========

                Boston Capital Tax Credit Fund IV L.P.

                             December 31, 1996
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Nine Months ended September 30,
                             (Unaudited)

                                               Series 24*
                                           ------------------
                                                   1996
 Revenues                                          ----

   Rental                                     $ 1,069,035
   Interest and other                              84,807
                                                ---------
                                                1,153,842
                                                ---------

Expenses
  Interest                                        368,683
  Depreciation and amortization                   261,527
  Operating expenses                              658,190
                                                ---------
                                                1,288,400
                                                ---------

          NET INCOME (LOSS)                   $  (134,558)
                                               ==========

Net loss allocated to
  Boston Capital Tax Credit
  Fund IV L.P.                                $  (133,212)
                                               ==========

Net loss allocated to
   other partners                             $    (1,346)
                                               ==========







*The Operating Partnerships in Series 24 had not commenced operations as of September 30, 1995, therefore they do not have comparative information to report.

               Boston Capital Tax Credit Fund IV L.P.

                          December 31, 1996
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Nine months ended September 30,
                             (Unaudited)


                                        Series 25*      Series 26**
                                        -----------     -----------
                                          1996             1996
 Revenues                                 ----             ----
   Rental                              $  480,941       $  399,020
   Interest and other                      23,575            8,885
                                        ---------        ---------

                                          504,516          407,905
                                        ---------        ---------
Expenses
  Interest                                108,803          231,169
  Depreciation and amortization            69,908          228,036
  Operating expenses                      353,953          217,314
                                        ---------        ---------

                                          532,664          676,519
                                        ---------        ---------

          NET INCOME (LOSS)            $  (28,148)      $ (268,614)
                                        =========        =========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $  (27,866)      $ (265,928)
                                        =========        =========

Net income (loss) allocated to
  other partners                       $     (282)      $   (2,686)
                                        =========        =========


*The Operating Partnerships in Series 25 had not commenced operations as of September 30, 1995, therefore they do not have comparative information to report.

**Series 26 did not commence operations until after September 30, 1995, therefore it does not have comparative information to report.

                  Boston Capital Tax Credit Fund IV L.P.
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          December 31, 1996
                             (Unaudited)


NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS-CONTINUED

When comparing the results of operations from the Operating Partnerships for the nine months ended September 30, 1996 and September 30, 1995 numerous variances, some material in nature, exist. The variances are the result of a number of factors including an increase in the number of Operating Partnerships owned, an increase in the number which have completed construction, and an increase in the number which have completed the lease-up phase.

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

Capital Resources
-----------------
The Fund offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000,
$39,959,000, $24,607,000 and $29,554,000 representing 3,866,700, 1,892,700,
2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700 and 2,956,238
BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27 and Series 28, respectively. As of December 31, 1996 the Fund was continuing to offer BACs in Series 28.

Series 20
---------
The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $28,561,550.

During the quarter ended December 31, 1996, none of Series 20 net offering proceeds had been used to pay capital contributions. Series 20 net offering proceeds in the amount of $1,058,895 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series
20 has invested in as of December 31, 1996.

Series 21
---------
The Fund commenced offering BACs in Series 21 on July 1, 1994. Offers and sales of BACs in Series 21 were completed on December 31, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,730.

During the quarter ended December 31, 1996, $207,655 of Series 21 net offering proceeds had been used to pay capital contributions. Series 21 net offering proceeds in the amount of $1,193,620 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 21 has invested in as of December 31, 1996.

Series 22
---------
The Fund commenced offering BACs in Series 22 on October 10, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 28 Operating Partnerships in the amount of $18,517,848.

During the quarter ended December 31, 1996, $727,166 of Series 22 net offering proceeds had been used to pay capital contributions. Series 22 net offering proceeds in the amount of $1,155,701 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 22 has invested in as of December 31, 1996.

Series 23
---------
The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,325,278.

During the quarter ended December 31, 1996, $666,154 of Series 23 net offering proceeds had been used to pay capital contributions. Series 23 net offering proceeds in the amount of $2,585,375 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 23 has invested in as of December 31, 1996.

Series 24
---------
The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $15,151,422.

During the quarter ended December 31, 1996, $2,521,993 of Series 24 net offering proceeds had been used to pay initial and additional capital contributions. Series 24 net offering proceeds in the amount of $1,661,270 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 24 has invested in as of December 31, 1996.

Series 25
---------
The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $20,523,317.

During the quarter ended December 31, 1996, $3,695,291 of Series 25 net offering proceeds had been used to pay initial and additional capital contributions. Series 25 net offering proceeds in the amount of $5,886,438 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 25 has invested in as of December 31, 1996.

Series 26
---------
The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 25, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,096,597.

During the quarter ended December 31, 1996, $2,299,698 of Series 26 net offering proceeds had been used to pay initial and additional capital contributions. Series 26 net offering proceeds in the amount of $7,309,742 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 26 has invested in as of December 31, 1996.

Series 27
---------
The Fund commenced offering BACS in Series 27 on June 24, 1996. Offers and sales of BACs in Series 27 were completed on September 17, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $14,421,443.

During the quarter ended December 31, 1996, $2,718,569 of Series 27 net offering proceeds had been used to pay initial and additional capital contributions. Series 27 net offering proceeds in the amount of $7,640,702 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 27 has invested in as of December 31, 1996.

Series 28
---------
The Fund commenced offering BACS in Series 28 on September 30,1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 1 Operating Partnership in the amount of $257,029.

During the quarter ended December 31, 1996, $148,217 of Series 28 net offering proceeds had been used to pay initial and additional capital contributions. Series 28 net offering proceeds in the amount of $98,812 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 28 has invested in as of December 31, 1996.




                                    71

Results of Operations
---------------------
As of December 31, 1996 and 1995 the Fund held limited partnership interests in 163 and 105 Operating Partnerships, respectively. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Fund's results of operations for future periods will vary significantly from those for the period ended December 31, 1996 as Series 22, Series 24, Series 25, Series 26, Series 27 and Series 28 continue to use the funds raised to invest in partnership interests of additional Operating Partnerships and the Fund continues to offer BACs in Series 28.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Communications Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred for the quarter ended December 31, 1996 for Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26 and Series 27 were $73,383, $56,460, $55,833, $57,250, $56,304, $58,472, $55,350
and $59,255, respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

Series 20
---------
As of December 31, 1996 and 1995 the average Qualified Occupancy for the series was 99.8% and 92.1%, respectively. The series had a total of 24 properties at December 31, 1996. Out of the total 23 were at 100% qualified occupancy.

For the nine months being reported Series 20 reflects a net loss from Operating Partnerships of $1,125,408. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $438,856. This is an interim period estimate; it is not indicative of the final year end results.

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

Series 21
---------
As of December 31, 1996 and 1995 the average Qualified Occupancy for the series was 93.3% and 83.1%, respectively. The series had a total of 14 properties at December 31, 1996. Out of the total 11 were at 100% qualified occupancy and 2 were in active lease-up.

For the nine months being reported Series 21 reflects a net loss from Operating Partnerships of $1,316,518. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss of $734,883. This is an interim period estimate; it is not indicative of the final year end results.

Series 22
---------
As of December 31, 1996 and 1995 the average Qualified Occupancy for the series was 94.5% and 88.1% respectively. The series had a total of 28 properties at December 31, 1996. Out of the total 24 were at 100% qualified occupancy and 2 were in active lease-up. The series also had 1 property which was under construction at December 31, 1996.

For the six months being reported Series 22 reflects a net loss from Operating Partnerships of $561,681. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $371,229. This is an interim period estimate; it is not indicative of the final year end results.

Series 23
---------
As of December 31, 1996 and 1995 the average Qualified Occupancy for the series was 93.4% and 67.9%, respectively. The series had a total of 22 properties at December 31, 1996. Out of the total 20 were at 100% qualified occupancy and 2 were in active lease-up.

For the three months being reported Series 23 reflects a net loss from Operating Partnerships of $653,280. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss of $56,671. This is an interim period estimate; it is not indicative of the final year end results.

Series 24
---------
As of December 31, 1996 the average Qualified Occupancy for the series was 94.7% and 87.5%, respectively. The series had a total of 23 properties at December 31, 1996. Out of the total 18 were at 100% qualified occupancy and 1 was in active lease-up. The series also had 3 properties which were under construction and 1 property with multiple buildings, some of which were in lease-up and some of which were under construction at December 31, 1996.

For the nine months being reported Series 24 reflects a net loss from Operating Partnerships of $134,558. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $126,969. This is an interim period estimate; it is not indicative of the final year end results.

Series 25
---------
As of December 31, 1996 the average Qualified Occupancy for the series was 65.7%. The series had a total of 20 properties at December 31, 1996. Out of the total 4 were at 100% Qualified Occupancy and 6 were in active lease-up. The series also had 10 properties which were under construction at December 31, 1996. Since all of the properties in Series 25 were under construction as of December 31, 1995 there is no comparative information to report.

For the nine months being reported Series 25 reflects a net loss from Operating Partnerships of $28,148. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $41,760. This is an interim period estimate; it is not indicative of the final year end results.

Series 26
---------
As of December 31, 1996 the average Qualified Occupancy for the series was 81.2%. The series had a total of 24 properties at December 31, 1996. Out of the total 12 were at 100% qualified occupancy and 7 were in active lease-up. The series also had 5 properties which were under construction at December 31, 1996. Since all of the properties in Series 26 were acquired after December 31, 1995 there is no comparative information to report.

For the nine months being reported Series 26 reflects a net loss from Operating Partnerships of $268,614. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss of $40,578. This is an interim period estimate; it is not indicative of the final year end results.

                                     74

Series 27
---------
As of December 31, 1996 the series was had a total of 7 properties. Out of the total 6 were under construction and one which had just begun lease-up, therefore there are no operations from Operating Partnerships to report.
Since all of the properties in Series 27 were acquired after December 31, 1995 there is no comparative information to report.


Series 28
---------
As of December 31, 1996 the series had 1 property which was under construction. Since the property in Series 28 was acquired after December 31, 1995 there is no comparative information to report.

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

                             BOSTON CAPITAL TAX CREDIT
                             FUND IV L.P.



                             By:  Boston Capital Associates IV L.P.




                             By:  C&M Associates d/b/a
                                  Boston Capital Associates



Date:   February 24, 1997         By:  /s/ John P. Manning
                                       -------------------
                                       John P. Manning,
                                       Partner & Principal Financial
                                       Officer