Form 10-K405
period 1997-03-31
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 1997-07-15
CIK 913778

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended March 31, 1997 or
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

Indicate by check mark whether the Fund (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Fund was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  YES   X    NO
                      -------    -------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.   __
                                     |XX|

                    DOCUMENTS INCORPORATED BY REFERENCE
                    -----------------------------------
The following documents of the Fund are incorporated by reference:

               Form 10-K
                 Parts         Document
               ---------       --------
               Parts I, III   January 3, 1994 Prospectus,
                              as supplemented


               Parts II, IV   Form 8-K dated February 1, 1995
                              Form 8-K dated March 9, 1995
                              Form 8-K dated October 13, 1995
                              Form 8-K dated February 29, 1996
                              Form 8-K dated December 16, 1996
                              Form 8-K dated December 16, 1996
                              Form 8-K dated February 11, 1997
                              Form 8-K dated February 14, 1997
                              Form 8-K dated March 25, 1997
                              Form 8-K dated March 25, 1997
                              Form 8-K dated March 25, 1997
                              Form 8-K dated March 25, 1997
                              Form 8-K dated March 25, 1997
                              Form 8-K dated March 26, 1997
                              Form 8-K dated March 26, 1997
                              Form 8-K dated March 26, 1997
                              Form 8-K dated March 26, 1997
                              Form 8-K dated March 26, 1997
                              Form 8-K dated March 26, 1997
                              Form 8-K dated March 26, 1997
                              Form 8-K dated March 26, 1997
                              Form 8-K dated March 26, 1997
                              Form 8-K dated March 26, 1997
                              Form 8-K dated March 26, 1997
                              Form 8-K dated March 26, 1997
                              Form 8-K dated March 26, 1997
                              Form 8-K dated March 26, 1997
                              Form 8-K dated March 26, 1997
                              Form 8-K dated March 26, 1997
                              Form 8-K dated March 26, 1997
                              Form 8-K dated March 27, 1997
                              Form 8-K dated March 27, 1997
                              Form 8-K dated March 27, 1997
                  BOSTON CAPITAL TAX CREDIT FUND IV L.P.
         Form 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 1997

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

     A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") were filed with the Securities and Exchange Commission and became effective December 16, 1993 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 30,000,000 BACs at $10 per BAC. On April 18, 1996 an amendment to Form S-16, which registered an additional 10,000,000 BACs for sale to the public in one or more series, became effective. As of March 31, 1997, subscriptions had been received and accepted by the General Partner in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28 and Series 29 for 28,327,352 BAC's representing capital contributions of $283,249,000.

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

     As of March 31, 1997 the Fund had invested in 24 Operating Partnerships on behalf of Series 20, 14 Operating Partnership on behalf of Series 21, 28 Operating Partnerships on behalf of Series 22, 22 Operating Partnerships on behalf of Series 23, 23 Operating Partnerships on behalf of Series 24,
22 Operating Partnerships on behalf of Series 25, 33 Operating Partnerships on behalf of Series 26, 7 Operating Partnerships on behalf of Series 27, 5 Operating Partnerships on behalf of Series 28 and 3 Operating Partnerships on behalf of Series 29. A description of these Operating Partnerships is set forth in Item 2 herein.

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

Item 2.   Properties

     The Fund has acquired a Limited Partnership interest in 181 Operating Partnerships in ten series, identified in the table set forth below. The Apartment Complex owned by the Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." The Operating Partnership and the respective Apartment Complex is described more fully in the Prospectus. The General Partner believes that there is adequate casualty insurance on the property.

     Please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

                Boston Capital Tax Credit Fund IV L.P. - Series 20

                       PROPERTY PROFILE AS OF MARCH 31, 1997

                           Mortgage                              Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96   Date     Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------

Ashbury     Sioux Falls,
Apartments    SD       48 $ 1,318,824   4/94   6/94      100%  $    776,117

Bennetts    Bennetsville,
Pointe Apts.  SC       32   1,353,226   3/94   8/94      100%       208,251

Bradley     Bradley,
Manor         AR       25     804,162   8/94   3/95      100%       182,044

Breeze      Port Washington,
Cove Apts.    WI       64   2,830,601   5/94  10/94      100%     2,601,494

Cascades    Sterling,
Commons Apts. VA      320  14,936,916   6/94  10/95      100%     7,132,820

Clarksville Clarksville,
Estates       MO       32     702,382   6/94   9/94      100%       142,639

Club
Goldenrod II Orlando,
Apartments    FL      220   7,656,948   4/94   6/95      100%     2,924,641

College
Greene       Chili,
Senior Apts   NY      110   3,791,301   3/95   8/95      100%     1,885,496

Concordia    St. Croix,
Manor I       VI       22   1,475,469   8/94   7/95      100%       464,630

Coushatta
Seniors II   Coushatta,
Apartments    LA       24     716,901   5/94   3/94      100%       175,182

East Douglas Bloomington,
Apartments    IL       51   1,978,943   7/94  12/95      100%     1,281,690

Edison Lane  Edison,
Apartments    GA       24     723,937   9/94  10/95      100%       204,561

Evergreen    Macedon,
Hills Apts.   NY       72   2,832,672   8/94   1/95      100%       627,661

                Boston Capital Tax Credit Fund IV L.P. - Series 20

                       PROPERTY PROFILE AS OF MARCH 31, 1997
Continued
---------
                           Mortgage                               Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96  Date     Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------
Fairoaks     Rincon,
Lane Apts.    GA       44  $ 1,421,799   7/94   5/95      100%  $   339,284

Floral       Waggaman,
Acres II      LA       32    1,040,964   5/94   8/94      100%      228,457

Forest Glen  Vidalia,
Village       GA       46    1,339,072   7/94   2/95      100%      378,777

Gardenview   Houston,
Apartments    TX      309    4,625,000   6/94   9/95      100%    1,685,425

Harrisonburg Harrisonburg,
Seniors Apts. LA       24      696,198   5/94   1/94      100%      176,621

Hillside     Cynthiana,
Apartments    KY       48      922,615  10/94   4/95      100%      643,850

Kristine     Bakersfield,
Apartments    CA       60    1,372,124  10/94  10/94      100%      311,675

Northfield   Jackson,
Apts.         MS      120    2,996,329   6/94   5/95      100%    3,241,973

Parkside     Avondale,
Apartments    AZ       54      710,184  12/94   1/94       98%      282,547

Riverview    Franklinton,
Apartments    LA       47    1,716,729   4/94  10/94      100%      370,000

Shady Lane   Winnfield,
Senior Apts.  LA       32      954,697   5/94  10/93      100%      189,312

                Boston Capital Tax Credit Fund IV L.P. - Series 21

                       PROPERTY PROFILE AS OF MARCH 31, 1997

                           Mortgage                               Cap Con
                            Balance                    Qualified   paid
Property                     As of      Acq.   Const   Occupancy   thru
Name       Location   Units 12/31/96    Date    Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------
Atlantic    Atlantic City,
City Apts.    NJ       153  $5,670,000   9/94   10/95      96%    $2,500,000

Black River Black River Falls,
Run           WI        48   1,271,272  10/94   12/94      68%       332,935

Cattaraugus Cattaraugus,
Manor         NY        24   1,101,536   8/94    4/95      91%       255,794

Creekside
at Tasker's Frederick,
Chance        MD       120   4,520,000  10/94    9/95      63%*    2,471,093

Forest Glen
at Sully    Centreville,
Station       VA       119   4,804,000  11/94    9/95      75%*    2,649,450

Fort        Winslow,
Halifax       ME        24   1,180,996   9/94    1/95     100%       389,085

Havelock    Havelock,
Manor Apts.   NC        60   1,866,187  12/94   10/95     100%       336,348

Holly       Buchanan,
Village       GA        24     720,083   8/94    6/95     100%       205,400

Liveoak     Union Springs,
Village       AL        24     771,779  10/94    7/95     100%       176,953

Lookout     Covington,
Ridge Apts.   KY        30     685,710  12/94    12/94    100%       744,100

Pinedale    Menomonie,
Apartments II WI        60   1,448,930  10/94    12/94     58%       869,798

Pumphouse   Chippewa,
Crossing II
Apartments    WI        48   1,312,213  10/94    12/94     68%       692,840

                Boston Capital Tax Credit Fund IV L.P. - Series 21

                       PROPERTY PROFILE AS OF MARCH 31, 1997
Continued
---------
                           Mortgage                               Cap Con
                            Balance                    Qualified   paid
Property                     As of      Acq.   Const   Occupancy   thru
Name       Location   Units 12/31/96    Date    Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------

The Woods   Campton,
Apartments    NH        20  $1,045,419   8/94   10/94    100%    $  269,500

Tower View  Tower City,
Apartments    PA        24   1,139,634  11/94    5/95     92%       263,859

* Property was in lease-up phase as of March 31, 1997.

               Boston Capital Tax Credit Fund IV L.P. - Series 22

                       PROPERTY PROFILE AS OF MARCH 31, 1997

                           Mortgage                               Cap Con
                            Balance                    Qualified   paid
Property                     As of      Acq.   Const   Occupancy   thru
Name       Location   Units 12/31/96    Date    Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------

Albemarle   Hertford,
Village Apts.  NC      36  $1,471,056   1/95    9/94      100%   $   321,628

Apple       Edmond,
Village Apts.  OK     160   4,003,362  11/94    3/96      100%     1,572,166

Bayou       Riverview,
Crossing Apts. FL     290   8,480,077  11/94    1/96      100%     2,544,032

Bellwood    Ford City,
Gardens        PA      28   1,257,293   6/95    9/95      100%       298,152

Black River Black River Falls,
Run Apts.      WI      48   1,271,272   4/95   12/94       68%       375,436

Clarendon   Summerton,
Court Apts.    SC      40   1,459,149  10/94    4/95      100%       340,737

Club  II    Orlando,
Goldenrod Apts.FL     220   7,656,948   3/95    6/95      100%     1,673,851

Cobblestone Fuquay,
Apartments     NC      33   1,425,863   1/95    5/94      100%       326,054

Concordia   St. Croix,
Manor II       VI      20   1,503,005   1/95   11/95      100%       251,308

Concordia   St. Croix,
Manor III      VI      20   1,498,289   2/95   12/95      100%       255,871

Drakes
Branch      Drakes Branch,
Elderly Apts.  VA      32   1,275,621   1/95    6/95      100%       232,722

Elks Towers Litchfield,
Apartments     IL      27     830,000  10/95   12/96       96%*      500,000

Fonda       Fonda,
Terrace Apts.  NY      24   1,042,256  12/94   10/94      100%       259,387

Highland  Boston,
House          MA        14         -0-  12/96     U/C       N/A           -0-
                                         8



           Boston Capital Tax Credit Fund IV L.P. - Series 22

                       PROPERTY PROFILE AS OF MARCH 31, 1997

Continued
---------
                           Mortgage                               Cap Con
                            Balance                    Qualified   paid
Property                     As of      Acq.   Const   Occupancy   thru
Name       Location   Units 12/31/96    Date    Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------
Kimbark     Longmont,
1200 Apts.     CO      48  $2,008,072   9/95    12/95    100%      $ 321,843

Kingsway     Swedsboro,
Apartments     NJ      36   1,493,714   7/95     6/95    100%         46,290

Lake Street  Girard,
Apartments     PA      32   1,368,435   4/95     9/95    100%        332,369

Lost Tree    Branson,
Apartments     MO      88   1,646,820   4/95     6/95    100%        474,948

Maplewood   Sacramento,
Apartments     KY      12     438,360   8/95     9/95    100%        110,881

Marksville   Marksville,
Square Apts.   LA      32     970,941   1/95     1/96    100%        268,848

Neshoba      Philadelphia,
County Apts.   MS      24     853,768   7/95     8/95    100%        250,411

Philadelphia Philadelphia,
Square Apts.   MS      16     546,412   7/95     8/95    100%        148,950

Quankey     Halifax,
Hills Apts.    NC      24   1,022,944   1/95     3/95    100%        200,496

Richmond    Richmond,
Square Apts.   MO      32     967,356  12/94     2/95    100%        818,770

Salem Wood  Salemburg,
Apartments     NC      24     979,444   1/95    12/94    100%        181,355

The Birches Old Orchard Beach,
               ME      88   2,800,000   1/95     3/96     64%*       520,672

                Boston Capital Tax Credit Fund IV L.P. - Series 22

                       PROPERTY PROFILE AS OF MARCH 31, 1997

Continued
---------
                           Mortgage                               Cap Con
                            Balance                    Qualified   paid
Property                     As of      Acq.   Const   Occupancy   thru
Name       Location   Units 12/31/96    Date    Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------
Troy Villa    Troy,
Apartments     MO      64  $2,114,497  12/94    6/95      100%   $1,810,416

Twin City     Festus,
Villa          MO      40   1,570,039   1/95   11/95      100%      679,176

* Property was in lease-up phase as of March 31, 1997.
UC=Property was under construction as of March 31, 1997.

               Boston Capital Tax Credit Fund IV L.P. - Series 23

                      PROPERTY PROFILE AS OF MARCH 31, 1997

                           Mortgage                               Cap Con
                            Balance                    Qualified   paid
Property                     As of      Acq.   Const   Occupancy   thru
Name       Location   Units 12/31/96    Date    Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------
Apple        Edmond,
Village Apts.  OK      160  $4,003,362  11/94   3/96     100%   $ 1,572,166

Bayou        Riverview,
Crossing Apts  FL      290   8,480,077   2/95   1/96     100%     3,816,047

Concordia    St. Croix,
Manor II       VI       20   1,503,005   1/95  11/95     100%       251,309

Concordia    St. Croix,
Manor III      VI       20   1,498,289   2/95  12/95     100%       255,871

Columbia     Hempstead,
Commons Apts.  NY       37   1,370,606   5/95   5/95     100%     1,501,605

Country Hill Cedar Rapids,
Apts.Phase II  IA       92   2,200,000   8/95   6/96     100%     1,231,770

Great Pines  Hurleyville,
Apts.          NY       26   1,186,217   7/95  12/95     100%           -0-

Heatheridge  Barling,
Estates **     AR       17     854,605   7/95  11/95     100%       728,240

Ithaca       Ithaca,
Apts. I        MI       28     686,550  11/95   7/95     100%       164,008

Kimbark      Longmont,
1200 Apts.     CO       48   2,008,072   9/95  12/95     100%       965,530

La Pensione  Sacramento,
K Apts.        CA      129   2,538,762   9/95  12/96      63%*    1,397,474

Mathis       Mathis,
Apartments     TX       32     921,088   1/95   1/95     100%       219,045

Mid City     Jersey City,
Apartments     NJ       58   3,140,774   9/95   6/94     100%       113,679

Orange
Grove        Orange Grove,
Seniors Apts.  TX       24     675,409   1/95   2/95     100%       104,728

                Boston Capital Tax Credit Fund IV L.P. - Series 23

                       PROPERTY PROFILE AS OF MARCH 31, 1997
Continued
---------                  Mortgage                               Cap Con
                            Balance                    Qualified   paid
Property                     As of      Acq.   Const   Occupancy   thru
Name       Location   Units 12/31/96    Date    Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------
Philmont     Philmont,
Terrace Apts.  LA       32  $1,501,413   5/95   5/95      100%  $   370,750

Riverview    St. Louis,
Apartments     MO       42   1,303,777   8/95  12/95      100%    1,160,308

South Hills  Bellevue,
Apartments     NE       72   1,994,188   6/95   2/96      100%    1,363,180

St. Peters   St. Peters,
Villa          MO       54   2,001,879   7/95   3/96      100%    1,495,685

The Birches  Old Orchard Beach,
               ME       88   2,800,000   1/95   3/96       64%*     520,672

Twin City    Festus,
Villa          MO       40   1,570,039   2/95  11/95      100%      679,176

Village      Kansas City,
Woods Est.     KS       45   1,699,121   5/95  12/95      100%    1,350,000

Vinsett      Van Buren,
Estates **     AR       10          **   7/95  11/95      100%           **

Woodland     Roland,
Hills          OK       10     329,625   7/95   6/95      100%      274,540


* Property was in lease-up phase as of March 31, 1997.
UC=Property was under construction as of March 31, 1997.

** Two properties which make up one Operating Partnership named Barlee Properties L.P. with 27 units. Entire mortgage balance and contributions are listed with Heatheridge Estates.

                Boston Capital Tax Credit Fund IV L.P. - Series 24

                       PROPERTY PROFILE AS OF MARCH 31, 1997

                           Mortgage                               Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96   Date     Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------
Autumn Ridge  Shenandoah
Apartments     VA       34 $      -0-   7/96    1/97       26%* $   146,800

Brooks      Blue Ridge,
Summit Apts.   GA       36  1,123,519  12/95   11/96      100%      223,280

Brownsville Brownsville,
Apartments     TN       36  1,209,681   9/95    9/95      100%      200,827

Cooper's    Irving,
Crossing       TX       93  3,682,888   6/96   12/95      100%      678,966

Century
East        Bismark,
Apts. IV       ND       24    635,683   8/95    8/95      100%      379,962

Century     Bismark,
East V Apts.   ND       24    635,683  11/95    9/95      100%      379,962

Edenfield   Millen,
Apartments     GA       48  1,247,826   1/96   12/96      100%      283,747

Elm Street  Yonkers,
Apartments     NY       35  2,420,999    1/96   1/96      100%      407,601

Heritage    Coolidge,
Glen Apts.     AZ       28  1,142,884   4/96    4/96      100%      261,372

Hillridge   Los Lunas,
Apartments     NM       38  1,225,000   8/96    6/96      100%      954,007

Lake          Fargo,
Apartments I   ND       24    620,233   8/95    7/95      100%      379,962

Lakeway     Zwolle,
Apartments     LA       32    880,109  11/95    4/96      100%      110,902

Laurelwood  High Point,
Park Apts.     NC      100  2,330,000   2/96   10/96      100%    1,921,763

Madison Park Boston,
IV Apts        MA      143  7,812,244   5/96    3/97       95%*   1,051,200

                Boston Capital Tax Credit Fund IV L.P. - Series 24

                       PROPERTY PROFILE AS OF MARCH 31, 1997

Continued
---------
                           Mortgage                               Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96   Date     Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------
New Hilltop Laurens,
Apartments     SC       72 $1,733,471  11/95   11/95      100%  $   445,039

North       Columbia,
Hampton PL.    MO       36    888,616  11/95    3/96      100%    1,002,996

Northfield   Jackson,
Housing, L.P.  MS        5    200,000  12/96    9/96      100%      217,266

Pahrump      Pahrump,
Valley Apts    NV       32  1,405,051   7/96    7/96      100%      242,715

Park Meadow  Gaylord,
Apartments     MI       80  1,638,979   9/95     U/C       61%*   1,139,553

Shadowcreek  Overton,
Apartments     NV       24  1,235,329   6/96    9/27      100%      319,582

Stanton      Stanton,
Village Apts.  TN       40  1,219,234   9/95    9/95      100%      211,933

Woodlands     Elko,
Apartments     NV       24  1,143,044  11/95    9/95      100%      255,476

Wyandotte     Los Angeles,
Apartments     CA       32  3,765,817   4/96    2/97       17%*     952,329



*  Property was in lease-up phase as of March 31, 1997.
UC=Property was under construction as of March 31, 1997.

                Boston Capital Tax Credit Fund IV L.P. - Series 25
                       PROPERTY PROFILE AS OF MARCH 31, 1997

                           Mortgage                               Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96   Date     Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------

Dogwood     Athens,
Park Apts.    GA       127 $2,316,000  12/95    10/96      100%  $3,538,760

Dunlap    West Point,
Acres         MS       50     946,507   9/96      U/C      N/A      229,797

Century     Bismark,
East II Apts. ND       24     546,951   8/96     6/96      100%     352,624

Clarke      Pokamoke City,
Manor Apts.   MD        30  1,230,256   2/96     4/96      100%     440,107

Hannah      Ethel,
Heights Apts. MS        28    648,556   6/96    12/96       89%*    144,713

Horse Cave  Horse Cave,
Apts.         KY        24    858,420   5/96    11/96       95%*    180,445

Hurricane   Hurricane,
Hills         UT        50  1,159,428   9/96      U/C      N/A    1,111,197

Laurelwood  High Point,
Park Apts.    NC       100  2,330,000   2/96    10/96      100%     946,540

Lenox
Ave. Apts     NY        18    189,140  10/96      U/C      N/A      569,053

Madison    Boston,
Park IV       MA       143  7,812,244   5/96     3/97       95%*  1,868,800

Main      New Rochelle,
Everett Apts  NY        11    656,701   6/96     1/97      100%     626,976

Maple      New Haven,
Hill          CT        32        -0-   2/97      U/C      N/A      163,000

Mary Ryder St. Louis,
Home          MO        48        -0-   1/97     6/96       89%*    659,787

Osborne   White Plains,
Apts.         NY         7    443,038   6/96    12/96      100%     418,177

                                         15



                 Boston Capital Tax Credit Fund IV L.P. - Series 25

                       PROPERTY PROFILE AS OF MARCH 31, 1997

                           Mortgage                               Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96   Date     Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------
Rose     Connellsville,
Square        PA        11 $  354,805  10/96      2/97     27%*  $  179,633

Rosewood  Bladenboro,
Estates, II   NC        16    681,323   9/96     12/96     25%*      64,791

Sandstone   Great Falls,
Village       MT        48  1,274,057  11/95      8/96     89%*   1,148,620

Shannon     Shannon,
Rentals       MS        48    905,068   4/96      1/97     58%*     149,399

Smith       Roxbury,
House         MA       132  2,419,906   4/96      3/97    100%      931,098

Sutton   Indianopolis,
Place         IN       360  6,300,000  11/96       U/C     N/A      532,330

Washington  Dayton,
Arms          OH        93  2,237,192   2/96      2/95    100%      199,360

Wyandotte  Los Angeles,
Apts          CA        73  3,775,803   4/96      2/97     17%*   1,315,122




*  Property was in lease-up phase as of March 31, 1997.
UC=Property was under construction as of March 31, 1997.

                Boston Capital Tax Credit Fund IV L.P. - Series 26

                       PROPERTY PROFILE AS OF MARCH 31, 1997

                           Mortgage                               Cap Con
                            Balance                    Qualified   paid
Property                     As of      Acq.   Const   Occupancy   thru
Name       Location   Units 12/31/96    Date    Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------
Bradley
Estates     Meriden,
Phase I       CT        74 $       -0-   2/97    U/C      N/A   $   550,000

Bradley
Estates     Meriden,
Phase II      CT        42         -0-   2/97    U/C      N/A       395,000

Brookhaven  Shrevport,
Apts.         LA        35         -0-   2/97    1/97    100%       418,554

Butler      Leesville,
Estates       LA        10     224,908   8/96    10/96   100%        77,627

Byam        Waterbury,
Village       CT        46         -0-   2/97      U/C    N/A       355,000

Calgory     Bismark,
Apts. I       ND        24     637,227   2/96    12/95   100%       394,507

Calgory     Bismark,
Apts. II      ND        24     597,039   2/96    12/95   100%       394,507

Calgory     Bismark,
Apts. III     ND        24     637,227   2/96    12/95   100%       394,507

Cameron     Cameron,
Apts.         LA        40   1,009,963   8/96    10/96   100%       475,965

Devonshire  London,
II Apts.      OH        28         -0-   1/97    12/96   100%       182,070

Devonshire  W. Jefferson,
West Apts.    OH        19         -0-   1/97     1/97   100%       126,983

East Park   Dilworth,
II Apts.      MN        24     597,991   8/96     8/96   100%       505,631

Edgewood    Milledgeville,
Park Apts.    GA        61   1,360,612   5/96     1/97   100%     1,004,678

Grandview   Fargo,
Apartments    ND        36   1,240,000   8/96     8/96    75%*          -0-
                                   17


             Boston Capital Tax Credit Fund IV L.P. - Series 26

                       PROPERTY PROFILE AS OF MARCH 31, 1997
(Continued)
                           Mortgage                               Cap Con
                            Balance                    Qualified   paid
Property                     As of      Acq.   Const   Occupancy   thru
Name       Location   Units 12/31/96    Date    Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------
Hanover
Towers      Meriden,
Apts.         CT      100 $      -0-    2/97     U/C       N/A  $   860,000

Hazeltine   Los Angeles,
Apts.         CA       35  1,915,847    6/96    1/97        0%*     951,693

Lake        Fargo,
Apts. IV      ND       24    652,163    2/96   12/95      100%      394,507

Lake        Fargo,
Apts. V       ND       24    622,875    2/96   12/95      100%      394,507

Liberty
Village     Liberty,
Apts.         NY       32        -0-    1/97     U/C       N/A      270,936

Little      Little Valley,
Valley Est.   NY       24        -0-    1/97   11/96        0%*     143,337

Maxton      Maxton,
Green Apts.   NC       32    978,493    9/96   12/96       96%      239,729

Mosby       Littleton,
Forest Apts.  NC       24    804,770   10/96   10/96       95%*     349,987

New Hope
Bailey      De Ridder,
Apts.         LA       40  1,013,042    8/96    9/96      100%      455,212

Nordhoff    Los Angeles,
Apts.         CA       38  1,330,000    9/96     U/C       N/A      829,738

Madison     Miami Beach,
Apartments    FL       17  1,107,890    3/96     U/C       N/A      563,103

Mason        Mason,
Manor Apts.    TN      24    936,992    2/96    1/96      100%      218,200

Southwind    Jennings,
Apts. A LDHA   LA      36    634,414    8/96   12/96      100%      428,742


                                        18


              Boston Capital Tax Credit Fund IV L.P. - Series 26

                       PROPERTY PROFILE AS OF MARCH 31, 1997
(Continued)
                           Mortgage                               Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96   Date     Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------
T.R. Bobb   New Iberia,
Apts.         LA        30 $  835,392   8/96    12/96     100%  $   428,742

Timmons-
ville       Timmonsville,
Green Apts.   SC        32    904,501  10/96     2/97      81%*      96,106

Tremont
Station     Tremont,
Apartments    PA        24  1,310,645   5/96    11/96      50%*     177,238

Warrensburg Warrensburg,
Heights       MO        28  1,126,895  12/96    11/96     100%          -0-

Westside    Salem,
Apts.         AR        29  1,052,756   8/96     9/96      82%*     212,016

The Willows Smithville,
Apts.         TX        32    827,170   5/96     5/96     100%      160,202


*  Property was in lease-up phase as of March 31, 1997.
UC=Property was under construction as of March 31,1997.



















                                    19



              Boston Capital Tax Credit Fund IV L.P. - Series 27

                       PROPERTY PROFILE AS OF MARCH 31, 1997

                           Mortgage                               Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96   Date     Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------
Forest Glen
at Sulluy
Station
Phase II   Centreville,
Atps.        VA        119  $2,933,506   8/96      U/C      N/A  $ 1,024,362

Harbor
Towers     Meriden,
Apts.        CT        202         -0-   2/97      U/C      N/A    2,400,000

Lake Apts. Fargo,
II           ND         24         -0-   1/97    12/97      100%         -0-

Pear
Village    Leitchfile,
Apts.        KY         16     260,940   8/96     2/97      100%     244,412

Randolph  Silver Spring,
Village      MD        130     300,000   9/96      U/C      N/A    2,217,612

Summer
Hill Sr.   Wayne,
Apts.        NJ        164         -0-  11/96      U/C      N/A    1,800,000

Sunday     Bowling Green,
Sun Apts.    KY         30     881,700  10/96    12/96      100%     536,204



*  Property was in lease-up phase as of March 31, 1997.
UC=Property was under construction as of March 31,1997.

                Boston Capital Tax Credit Fund IV L.P. - Series 28

                       PROPERTY PROFILE AS OF MARCH 31, 1997

                           Mortgage                               Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96   Date     Comp.    3/31/97   3/31/97
----------------------------------------------------------------------------
1374
Boston      Bronx,
Road L.P.     NY        15 $      -0-   2/97      U/C      N/A  $   310,000

Ashberry
Manor       Bardstown,
Apts.         KY        24        -0-   2/97      U/C      N/A      280,665

Bienville   Ringold,
III Apts.     LA        32        -0-   2/97     2/97     100%      266,129

Fairway     Marlette,
Apts. II      MI        48  1,090,926  12/96     3/97      97%*     158,217

Milton
Village     Milton,
Apts.         NY        32        -0-   2/97      U/C      N/A      618,471



*  Property was in lease-up phase as of March 31, 1997.
UC=Property was under construction as of March 31,1997.





















                                  21


               Boston Capital Tax Credit Fund IV L.P. - Series 29

                       PROPERTY PROFILE AS OF MARCH 31, 1997

                           Mortgage                               Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96   Date     Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------
Arbor      Jackson,
Park Apts.   MS       160 $      -0-   12/96    U/C       N/A   $ 1,319,957

The
Lincoln    San Diego,
Hotel        CA        41        -0-    2/97    U/C       N/A           -0-

Willow
Point      Jackson,
Apts. II     MS       120        -0-   12/96    U/C       N/A       996,260



*  Property was in lease-up phase as of March 31, 1997.
UC=Property was under construction as of March 31,1997.




























                                      22

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

     (b)  Approximate number of security holders
          As of March 31, 1997, the Fund has 17,159 BAC holders for an aggregate of 28,327,352 BACs, at a subscription price of $10 per BAC, received and accepted.

          The BACs were issued in series. Series 20 consists of 2,444 investors holding 3,866,700 BACs, Series 21 consists of 1,198 investors holding 1,892,700 BACs, Series 22 consists of 1,723 investors holding 2,564,400 BACs, Series 23 consists of 2,168 investors holding 3,336,727 BACs, Series 24 consists of 1,326 investors holding 2,169,878 BACs, Series 25 consists of 1,796 investors holding 3,026,109 BACs, Series 26 consists of 2,413 investors holding 3,995,900 BACs, Series 27 consists of 1,389 investors holding 2,460,700 BACs, Series 28 consists of 2,118 investors holding 4,000,738 BACs, and Series 29 consist of 584 investors holding 1,013,500 BACs at March 31, 1997.

     (c)  Dividend history and restriction
          The Fund has made no distributions of Net Cash Flow to its BAC Holders from its inception, October 5, 1993 through March 31, 1997.

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

Item 6.   Selected Financial Data

     The information set forth below presents selected financial data of the Fund. Additional detailed financial information is set forth in the audited financial statements listed in Item 14 hereof. Selected financial data for year and Periods ended March 31,

Operations               1997          1996           1995         1994
----------               ----          ----           ----         ----
Interest Income     $  2,498,953  $  1,027,956   $    344,043  $     8,065

Share of Loss of
 Oper. Partnerships  (10,783,903)   (5,472,852)      (884,379)            -
Operating Expenses    (3,283,551)   (1,839,647)      (800,135)       (5,561)
                     -----------   -----------    -----------   ----------
Net Income (Loss)   $(11,568,501) $ (6,284,543)  $ (1,340,471) $     2,504
                     ===========   ===========    ===========   ==========
Net Income (Loss)
 per BAC            $       (.50) $       (.41)  $       (.36) $       .01
                     ===========   ===========    ===========   ==========

Balance Sheet            1997          1996           1995        1994
-------------            ----          ----           ----        ----
Total Assets        $259,200,587   $180,061,938  $102,047,029  $10,964,208
                     ===========    ===========   ===========   ==========
Total Liabilities   $ 36,568,416   $ 35,541,287  $ 25,581,723  $   541,432
                     ===========    ===========   ===========   ==========
Partners' Capital   $222,632,171   $144,520,651  $ 76,465,306  $10,422,776
                     ===========    ===========   ===========   ==========
Other Data
----------
Tax Credits per BAC
for the Investors Tax
Year, the Twelve Months
Ended December 31, 1996
31, 1995 and 1994*  $        .52   $        .35  $        -0-  $       N/A
                     ===========    ===========   ===========   ==========
* Credit per BAC is a weighted average of all the Series. Since each Series has invested as a limited partner in different Operating Partnerships the Credit per BAC will vary slightly from series to series. For more detailed information refer to Item 7 Results of Operations.

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

Capital Resources
-----------------
     The Fund is offering BACs in a Public Offering originally declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received and accepted subscriptions for $283,249,000 representing 28,327,352 BACs from investors admitted as BAC Holders in Series 20 through 29 of the Fund. As of March 31, 1997 the Fund is continuing to offer BACs in Series 29.

     (Series 20). The Fund commenced offering BACs in Series 20 on January 21, 1994. As of March 31, 1997, the Fund had received and accepted subscriptions for $38,667,000 representing 3,866,700 BACs from investors admitted as BAC Holders in Series 20. Offers and sales of BACs in Series 20 were completed and the last of the BACs in Series 20 were issued by the Fund on June 24, 1994.

     During the fiscal year ended March 31, 1997, the Fund used $943,061 of Series 20 net offering proceeds to pay installments of its capital contributions to 9 Operating Partnerships. As of March 31, 1997 proceeds from the offer and sale of BACs in Series 20 had been used to invest in 24 Operating Partnerships in an aggregate amount of $28,561,550 and the Fund had completed payment of all installments of its capital contributions to 15 of the Operating Partnerships. Series 20 has $1,942,326 in capital contributions that remain to be paid to the other 9 Operating Partnerships.

     (Series 21). The Fund commenced offering BACs in Series 21 on July 5, 1994. As of March 31, 1997, the Fund had received and accepted subscriptions for $18,927,000 representing 1,892,700 BACs from investors admitted as BAC Holders in Series 21. Offers and sales of BACs in Series 21 were completed and the last of the BACs in Series 21 were issued by the Fund on September 30, 1994.

     During the fiscal year ended March 31, 1997, the Fund used $318,005 of Series 21 net offering proceeds to pay installments of its capital contributions to 8 Operating Partnerships. As of March 31, 1997 proceeds from the offer and sale of BACs in Series 21 had been used to invest in 14 Operating Partnerships in an aggregate amount of $13,872,728 and the Fund had completed payment of all installments of its capital contributions to 6 of the Operating Partnerships. Series 21 has $967,561 in capital contributions that remain to be paid to the other 8 Operating Partnerships.

 (Series 22).  The Fund commenced offering BACs in Series 22 on October
12, 1994. As of March 31, 1997, the Fund had received and accepted subscriptions for $25,644,000 representing 2,564,400 BACs from investors admitted as BAC Holders in Series 22. Offers and sales of BACs in Series 22 were completed and the last of the BACs in Series 22 were issued by the Fund on December 28, 1994.

     During the fiscal year ended March 31, 1997, the Fund used $611,151 of Series 22 net offering proceeds to pay initial and additional installments of its capital contributions to 16 Operating Partnerships. As of March 31, 1997 proceeds from the offer and sale of BACs in Series 22 had been used to invest in 28 Operating Partnerships in an aggregate amount of $18,517,845 and the Fund had completed payment of all installments of its capital contributions to 14 of the Operating Partnerships. Series 22 has $3,158,246 in capital contributions that remain to be paid to the other 14 Operating Partnerships.

     (Series 23). The Fund commenced offering BACs in Series 23 on January 10, 1995. As of March 31, 1997, the Fund had received and accepted subscriptions for $33,366,000 representing 3,336,727 BACs from investors admitted as BAC Holders in Series 23. Offers and Sales of BACs in Series 23 were completed and the last of the BACs in Series 23 were issued by the Fund on June 23, 1995.

     During the fiscal year ended March 31, 1997, the Fund used $3,749,205 of Series 23 net offering proceeds to pay initial and additional installments of its capital contributions to 15 Operating Partnerships. As of March 31, 1997 proceeds from the offer and sale of BACs in Series 23 had been used to invest in 22 Operating Partnerships in an aggregate amount of $24,352,278 and the Fund had completed payment of all installments of its capital contributions to 9 of the Operating Partnerships. Series 23 has $4,529,018 in capital contributions that remain to be paid to the other 13 Operating Partnerships.

     (Series 24). The Fund commenced offering BACs in Series 24 on June 9, 1995. As of March 31, 1997, the Fund had received and accepted subscriptions for $21,697,000 representing 2,169,878 BACs from investors admitted as BAC Holders in Series 24. Offers and Sales of BACs in Series 24 were completed and the last of the BACs in Series 24 were issued by the Fund on September 22, 1995.

     During the fiscal year ended March 31, 1997, the Fund used $5,596,362 of Series 24 net offering proceeds to pay initial and additional installments of its capital contributions to 19 Operating Partnerships. As of March 31, 1997 proceeds from the offer and sale of BACs in Series 24 had been used to invest in 23 Operating Partnerships in an aggregate amount of $14,825,269 and the Fund had completed payment of all installments of its capital contributions to 3 of the Operating Partnerships. Series 24 has $2,779,449 in capital contributions that remain to be paid to the other 20 Operating Partnerships.

     (Series 25). The Fund commenced offering BACs in Series 25 on September 30, 1995. As of March 31, 1997 the Fund had received and accepted subscriptions for $30,248,000 representing 3,026,109 BACs from investors admitted as BAC Holders in Series 25. Offers and Sales of BACs in Series 25 were completed and the last of the BACs in Series 25 were issued by the Fund on December 29, 1995.

     During the fiscal year ended March 31, 1997, the Fund used $7,672,304 of Series 25 net offering proceeds to pay initial and additional installments of its capital contributions to 22 Operating Partnerships. As of March 31, 1997 proceeds from the offer and sale of BACs in Series 25 had been used to invest in 22 Operating Partnerships in an aggregate amount of $22,313,039 and the Fund had completed payment of all installments of its capital contributions to 1 of the Operating Partnerships. Series 25 has $6,437,839 in capital contributions that remain to be paid to the other 21 Operating Partnerships.

     (Series 26). The Fund commenced offering BACs in Series 26 on January 18, 1996. As of March 31, 1997, the Fund had received and accepted $39,959,000 representing 3,995,000 BACs from investors admitted as BAC Holders in Series 26. Offers and sales of BACs in Series 26 were completed and the last of the BACS in Series 26 were issued by the Fund on June 14, 1996.

     During the fiscal year ended March 31, 1997, the Fund used $10,395,846 of Series 26 net offering proceeds to pay initial and additional installments of its capital contributions to 31 Operating Partnerships. As of March 31, 1997 proceeds from the offer and sale of BACs in Series 26 had been used to invest in 33 Operating Partnerships in an aggregate amount of $19,554,744 and the Fund had completed payment of all installments of its capital contributions to 2 of the Operating Partnerships. Series 26 has $7,104,113 in capital contributions that remain to be paid to the other 31 Operating Partnerships.

     (Series 27). The Fund commenced offering BACs in Series 27 on June 17, 1996. As of March 31, 1997, the Fund had received and accepted $24,607,000 representing 2,460,700 BACs from investors admitted as BAC Holders in Series
27. Offers and sales of BACs in Series 27 were completed and the last of the BACS in Series 27 were issued by the Fund on September 27, 1996.

     During the fiscal year ended March 31, 1997, the Fund used $8,222,590 of Series 27 net offering proceeds to pay initial and additional installments of its capital contributions to 6 Operating Partnerships. As of March 31, 1997 proceeds from the offer and sale of BACs in Series 27 had been used to invest in 7 Operating Partnerships in an aggregate amount of $11,692,712 and the Fund had not completed payment of all installments of its capital contributions to any of the Operating Partnerships. Series 27 has $3,470,122 in capital contributions that remain to be paid to the 7 Operating Partnerships.

     (Series 28). The Fund commenced offering BACs in Series 28 on September 30, 1996. As of March 31, 1997, the Fund had received and accepted $39,999,000 representing 4,000,738 BACs from investors admitted as BAC Holders in Series 28. Offers and sales of BACs in Series 28 were completed and the last of the BACS in Series 28 were issued by the Fund on January 31, 1997.

     During the fiscal year ended March 31, 1997, the Fund used $1,363,482 of Series 28 net offering proceeds to pay initial and additional installments of its capital contributions to 5 Operating Partnerships. As of March 31, 1997 proceeds from the offer and sale of BACs in Series 28 had been used to invest in 5 Operating Partnerships in an aggregate amount of $2,982,467 and the Fund had not completed payment of all installments of its capital contributions to any of the Operating Partnerships. Series 28 has $1,338,985 in capital contributions that remain to be paid to the 5 Operating Partnerships.

     (Series 29). The Fund commenced offering BACs in Series 29 on February 10, 1997. As of March 31, 1997, the Fund had received and accepted $10,135,000 representing 1,013,500 BACs from investors admitted as BAC Holders in Series 29. As of March 31, 1997 the Fund is continuing to offer BACs in Series 29.

     During the fiscal year ended March 31, 1997, the Fund used $2,316,217 of Series 29 net offering proceeds to pay initial and additional installments of its capital contributions to 2 Operating Partnerships. As of March 31, 1997 proceeds from the offer and sale of BACs in Series 29 had been used to invest in 3 Operating Partnerships in an aggregate amount of $5,333,434 and the Fund had not completed payment of all installments of its capital contributions to any of the Operating Partnerships. Series 29 has $3,017,217 in capital contributions that remain to be paid to the 3 Operating Partnerships.

Results of Operations
---------------------
     The Fund incurs a fund management fee to the General Partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnership. The annual fund management fee incurred for the fiscal years ended March 31, 1997 and 1996 was $1,747,642 and $1,144,124, respectively.
The amount is anticipated to increase in subsequent fiscal years as additional Operating Partnerships are acquired.

     The Fund's investment objectives do not include receipt of significant cash flow distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

     (Series 20). As of March 31, 1997 and 1996, the average Qualified Occupancy for the series was 99.9% and 97.5%, respectively. The series had a total of 24 Operating Partnerships at March 31, 1997. Out of the total 23, were at 100% qualified occupancy.

     For the tax years ended December 31, 1996 and 1995, the series, in total, generated $2,543,951 and $3,107,627, respectively in passive income tax losses that were passed through to the investors and also provided $1.32 and $.829, respectively, in tax credits per BAC to the investors.

     As of March 31, 1997 and 1996 the Investments in Operating Partnerships for Series 20 was $25,829,683 and $28,849,038, respectively. The decrease was primarily a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

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

     In August 1996, the General Partner was notified that Virginia Avenue Housing Limited Partnership was named as defendant in a land encroachment complaint. The Operating General Partner and it council are confident that the partnership owns a clean title to all property in question, however, research is being conducted into the and title insurance.

     For the years ended March 31, 1997 and 1996, the net loss of the series was $3,320,223 and $3,115,384, respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships and the fund management fee. It is anticipated that the net loss will continue to fluctuate until all Operating Partnerships stabilize operations.

     (Series 21). As of March 31, 1997 and 1996, the average Qualified Occupancy for the series was 86.0% and 85.8%, respectively. The series had a total of 14 properties at March 31, 1997. Out of the total, 6 were at 100% qualified occupancy and 2 were in initial lease-up.

     For the tax years ended December 31, 1996 and 1995, the series, in total, generated $1,273,18 and $627,717, respectively, in passive income tax losses that were passed through to the investors and also provided $.906 and $.343, respectively, in tax credits per BAC to the investors.

     As of March 31, 1997 and 1996, the Investments in Operating Partnerships for Series 21 was $11,515,577 and $14,407,266, respectively. The decrease is primarily a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. The decrease is also a result of the removal of one Operating Partnership, Crosby Country Apartments.

     In the prior fiscal year Crosby Country Apartments was admitted to the series without an initial outlay of capital. This short form admission was an agreement between the Operating Partnership's General Partner and the General Partner, that upon further due diligence, the Fund had the option to purchase the Operating Partnership if it was in the best interest of the Fund. Subsequent studies indicated that the Operating Partnership would not generate the originally anticipated amount of credits, and the General Partner elected to have the Fund's interest repurchased. As a result the number of Operating Partnerships has decreased by one from the year ended March 31, 1996.

     For the years ended March 31, 1997 and 1996, the net loss of the series was $2,361,437 and $1,105,594, respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships, and the fund management fee. It is anticipated that the net loss will continue to fluctuate until all Operating Partnerships lease-up and stabilize operations.

     (Series 22). As of March 31, 1997 and 1996, the average Qualified Occupancy for the series was 97.3% and 91.5%, respectively. The series had a total of 28 properties at March 31, 1997. Out of the total, 24 were at 100% qualified occupancy and 2 were in initial lease-up. The series also had 1 property that was still under construction at March 31, 1997.

     For the tax years ended December 31, 1996 and 1995, the series, in total, generated $1,779,026 and $1,180,719, respectively, in passive income tax losses that were passed through to the investors and also provided $.897 and $.459, respectively, in tax credit per BAC to the investors.

     As of March 31, 1997 and 1996 the Investments in Operating Partnerships for Series 22 was $17,576,959 and $19,895,333, respectively. The decrease is primarily a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Investments in Operating Partnerships was also affected by the removal of three Operating Partnerships and the addition of one new Operating Partnership.

     In the prior fiscal year three Operating Partnerships Aurora Housing Partners L.P., Crosby Country Apartments and Leroy Housing LC were admitted to the series without an initial outlay of capital. These short form admissions were agreements between the Operating Partnerships' General Partners and the

General Partner, that upon further due diligence, the Fund had the option to purchase the Operating Partnership if it was in the best interest of the Fund. Subsequent studies indicated that the Operating Partnership would not generate the originally anticipated amount of credits, and the General Partner elected to have the Fund's interest repurchased.

     For the years ended March 31, 1997 and 1996, the net loss of the series was $2,058,842 and $1,386,839, respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships, the fund management fee and interest income earned on Offering proceeds to be used for acquisitions and working capital reserves that have yet to be expended. It is anticipated that the net loss will continue to fluctuate until all Operating Partnerships complete construction, lease-up, and stabilize operations.

     (Series 23). As of March 31, 1997 and 1996, the average Qualified Occupancy for the series was 96.7% and 76.1%, respectively. The series had a total of 22 properties at March 31, 1997. Out of the total, 20 were at 100% qualified occupancy and 2 were in initial lease-up.

     For the tax years ended December 31, 1996 and 1995, the series, in total, generated $2,293,323 and $468,342, respectively, in passive income tax losses that were passed through to investors. The series also provided tax credits per BAC to the investors of $.897 for 1996 and from $.194 to $.306 for 1995 depending on the investors' date of admission.

     As of March 31, 1997 and 1996 the Investments in Operating Partnerships
for Series 23 was $25,009,648 and $27,189,858, respectively.   The decrease
is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the years ended March 31, 1997 and 1996 the net loss of the series was $1,996,916 and $546,204, respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships, the fund management fee and interest income earned on Offering proceeds to be used for acquisitions and working capital reserves that have yet to be expended. It is anticipated that the net loss will continue to fluctuate until all Operating Partnerships lease-up and stabilize operations.

     (Series 24). As of March 31, 1997 and 1996, the average Qualified Occupancy for the series was 91.3% and 100%, respectively. The series had a total of 23 properties at March 31, 1997. Out of the total, 19 were at 100% qualified occupancy and 3 were in initial lease-up. The series also had 1 properties with multiple buildings some of which were under construction and some of which were in initial lease-up at March 31, 1997.

     For the tax years ended December 31, 1996 and 1995, the series, in total, generated $1,048,795 and $224,386, respectively, in passive income tax losses that were passed through to investors. The series also provided tax credits per BAC to the investors of $.503 for 1996 and from $.109 to $.163 for 1995 depending on the investors' date of admission.
                                    32


     As of March 31, 1997 and 1996, the Investments in Operating Partnerships for Series 24 was $15,915,977 and $10,012,941, respectively. The increase is a result of the Fund acquiring 8 interests in Operating Partnerships and costs capitalized to the investment account which were incurred by the Fund in acquiring the Operating Partnerships. Investments in Operating Partnerships was also affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the year ended March 31, 1997 and for the period ended March 31, 1996 the net loss of the Series was $928,613 and $143,857, respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships, the fund management fee and interest income earned on Offering proceeds to be used for acquisitions and working capital reserves that have yet to be expended. It is anticipated that the net loss will fluctuate in the future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships, and they become fully leased-up and stabilize operations.

     (Series 25). As of March 31, 1997 and 1996, the average Qualified Occupancy for the series was 81.4% and 100%, respectively. The series had a total of 22 properties at March 31, 1997. Out of the total, 8 were at 100% qualified occupancy and 9 were in initial lease-up. The series also had 5 properties that were still under construction as of March 31, 1997.

     For the tax year ended December 31, 1996, the series, in total, generated $449,199 in passive income tax losses that were passed through to investors and also provided $.134 in tax credits per BAC to the investors. For the tax year ended December 31, 1995, the series generated $10,184 in passive income but no tax credits per BAC to pass through to the investors.

     As of March 31, 1997 and 1996 the Investments in Operating Partnerships for Series 25 was $24,266,974 and $7,863,180, respectively. The increase is a result of the Fund acquiring 17 additional interests in Operating Partnerships, and costs capitalized to the investment account which were incurred by the Fund in acquiring the Operating Partnerships. Investments in Operating Partnerships was also affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the year ended March 31, 1997 and for the period ended March 31, 1996 the net (loss) income of the series was $(760,670) and $40,545, respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships, the fund management fee and interest income earned on Offering proceeds to be used for acquisitions and working capital reserves that have yet to be expended. It is anticipated that operations will fluctuate in the future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships and they become fully leased-up and stabilize operations.

     (Series 26). As of March 31, 1997 and 1996, the average Qualified Occupancy for the series was 87.7% and 38.7%, respectively. The series had a total of 33 properties at March 31, 1997. Out of the total, 18 were at 100% qualified occupancy and 7 were in initial lease-up. The series also had 7 properties that were under construction at March 31, 1997.

    For the tax year ended December 31, 1996, the series, in total, generated $752,999 in passive income tax losses that were passed through to investors. The series also provided tax credits to the investors, below is a summary of tax credits per BAC by month of admission.

            February    $.256
            March       $.233
            April       $.210
            May         $.187
            June        $.163

     As of March 31, 1997 and 1996, the Investments in Operating Partnerships for Series 26 was $21,613,713 and $3,618,962, respectively. The increase is a result of the Fund acquiring 26 additional interests in Operating Partnerships, and costs capitalized to the investment account which were incurred by the Fund in acquiring the Operating Partnerships. Investments in Operating Partnerships was also affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the year ended March 31, 1997 and for the period ended March 31, 1996 the net loss of the series was $209,997 and $27,210, respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships, the fund management fee and interest income earned on Offering proceeds to be used for acquisitions and working capital reserves that have yet to be expended. It is anticipated that operations will fluctuate in the future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships and they become fully leased-up and stabilize operations.

     (Series 27). As of March 31, 1997 the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at March 31, 1997. Out of the total, 3 were at 100% qualified occupancy and 4 were still under construction as of March 31, 1997.

     For the tax year ended December 31, 1996, the series, in total, generated $176,089 in passive income tax losses that were passed through to investors. The series also provided tax credits to the investors, below is a summary of tax credit per BAC by month of admission.

              July            $.090
              August          $.075
              September       $.060

     As of March 31, 1997, the Investments in Operating Partnerships for Series 27 was $13,365,524. The amount is a result of the Fund acquiring 7 interests in Operating Partnerships and costs capitalized to the investment account which were incurred by the Fund in acquiring the Operating Partnerships. Investments in Operating Partnerships was also affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the period ended March 31, 1997 the net loss of the Series was $24,327. The major components of this amount are the Fund's share of losses from Operating Partnerships, the fund management fee, general and administrative expenses and interest income earned on Offering proceeds to be used for acquisitions and working capital reserves that have yet to be expended. It is anticipated that the net loss will fluctuate in the future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships, and they become fully leased-up and stabilize operations.

      Since Series 27 did not commence operations until after March 31, 1996, it does not have any comparative information to report.

     (Series 28). As of March 31, 1997, the average Qualified Occupancy for the series was 98.5%. The series had a total of 5 properties at March 31, 1997. Out of the total, 1 was at 100% qualified occupancy and 1 was in initial lease-up . The series also had 3 properties that were still under construction as of March 31, 1997.

     For the tax year ended December 31, 1996, the series, in total, generated $15,796 in passive income but did not generate any tax credits to pass through to the investors.

     As of March 31, 1997 the Investments in Operating Partnerships for Series 28 was $3,387,008. The amount is a result of the Fund acquiring
5 interests in Operating Partnerships, and costs capitalized to the investment account which were incurred by the Fund in acquiring the Operating Partnerships. Investments in Operating Partnerships was also affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the period ended March 31, 1997 the net income of the series was $91,590. The major components of this amount are professional fees, general and administrative expenses and interest income earned on Offering proceeds to be used for acquisitions and working capital reserves that have yet to be expended, and income from Operating Partnership. It is anticipated that operations will fluctuate in the future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships and they become fully leased-up and stabilize operations.

     Since Series 28 did not commence operations until after March 31, 1996, it does not have any comparative information to report.

     (Series 29). As of March 31, 1997, the average Qualified Occupancy for the series was 0%. The series had a total of 3 properties at March 31, 1997 all of which were still under construction.

     The series had not admitted any investors as of December 31, 1996, therefore, it had no passive income tax losses or tax credits to pass through to investors.

     As of March 31, 1997, the Investments in Operating Partnerships for Series 29 was $6,100,572. The amount is a result of the Fund acquiring 3 interests in Operating Partnerships, and costs capitalized to the investment account which were incurred by the Fund in acquiring the Operating Partnerships. In the future, Investments in Operating Partnerships, will also be affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the period ended March 31, 1997 the net income of the series was $934. The major components of this amount are general and administrative expenses and interest income earned on Offering proceeds to be used for acquisitions and working capital reserves that have yet to be expended. It is anticipated that the net loss will fluctuate in the future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships, they become fully leased-up, and stabilize operations.

     Since the Series did not commence operations until after March 31, 1996, it does not have any comparative information to report.

Recent Accounting Statements Not Yet Adopted
--------------------------------------------
   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS') No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 provides accounting and reporting standards for the amount of earnings per share. SFAS No. 129 requires the disclosure in summary form within the financial statements of the pertinent rights and privileges of the various securities outstanding. SFAS No. 128 and SFAS No. 129 are effective for fiscal years ending after December 15, 1997 and earlier application is not permitted.

   The implementation of these standards is not expected to materially impact the Partnership's financial statements because the Partnership's earnings per share would not be significantly affected and the disclosures regarding the capital structure in the financial statements would not be significantly changed.

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

     Herbert F. Collins, age 67, is co-founder and Chairman of the Board of Boston Capital Corporation. Founded in 1974, Boston Capital, through its five companies, offers a wide range of investment banking services to its domestic and international clients. Mr. Collins has received Presidential appointments from both President George Bush and President Bill Clinton. In 1992, President Bush appointed Mr. Collins to the Presidential Advisory Committee on the Arts at The Kennedy Center. In 1995, Mr. Collins was appointed by President Clinton to the Thrift Depositor Protection Oversight Board. Mr. Collins is Chairman-emeritus of the Council for Rural Housing and Development and former Chairman of the Federal Home Loan Bank Board of Boston. Mr. Collins currently serves as a member of the National Rural Housing Council, the Fannie Mae Housing Impact Advisory Council, and is a member of the board of the National Housing Conference. Mr. Collins is also involved with a number of civic and charitable organizations with a particular interest in assisting disadvantaged urban youth. These activities include serving on the boards of Youth Build - Boston, the I Have a Dream Foundation, the Pine Street Inn and The Ron Burton Training Village. Mr. Collins is a graduate of Harvard College and served in the U.S. Marine Corps. He and his wife, Sheila, have six children. They reside in Gloucester, Massachusetts.

     John P. Manning, age 49, is co-founder, President and Chief Executive Officer of Boston Capital Partners, Inc., and serves as member of the Investment Committee. He has twenty-five years of experience in the financing, development and operation of multi-family housing, especially affordable housing. In addition to his responsibilities at Boston Capital, Mr. Manning has been a proactive leader in the industry. He served as a member of the Mitchell-Danforth Task Force, established by Senators Mitchell and Danforth in 1990, to review and reform the Low Income Housing Tax Credit. He was the founding President of the Affordable Housing Tax Credit Coalition, is a member of the board of the National Leased Housing Association and sits on the Advisory Board of the Housing Development Reporter, three Washington D.C. based housing organizations. In 1996, he was asked to be a judge by the FNMA Foundation for its prestigious Maxwell Awards, given to the most outstanding affordable housing projects in America. He served as a member of the Massachusetts Housing Policy Committee, Executive Office of Communities & Development, having been appointed by the Governor of Massachusetts. In similar capacities, Mr. Manning has been asked to testify as an expert witness before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee, on the efficacy of the Low Income Housing Tax Credit, private sector participation and the effects on the capital markets and the economy.

In 1996, President Clinton appointed him to the President's Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts, Washington, D.C. Mr. Manning graduated from Boston College.

  Richard J. DeAgazio, age 52, is Executive Vice President of Boston Capital Partners, Inc., and is President of Boston Capital Services, Inc., Boston Capital's NASD registered broker/dealer. Mr. DeAgazio formally served on the national Board of Governors of the National Association of Securities Dealers
(NASD), was the Vice Chairman of the NASD's District 11 Committee, and served as Chairman of the NASD's Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also served on the NASD State Liaison Committee and the Direct Participation Program Committee. He is a founder and past President of the National Real Estate Investment Association, past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter) and the Real Estate Investment Association. Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He graduated from Northeastern University.

  Christopher W. Collins, age 42, is an Executive Vice President and a principal of Boston Capital Partners, Inc., and is responsible for, among other areas, overseeing the investment portfolio of funds sponsored by Boston Capital and the acquisition of real estate investments on behalf of such funds. Mr. Collins has had extensive experience in real estate development activities, having founded and directed the American Development Group, a comprehensive real estate development firm, and has also had extensive experience in the area of acquiring real estate investments. He is on the Board of Directors of the National Multi-Housing Council and a member of the Massachusetts Housing Finance Agency Multi-Family Advisory Committee. He graduated from the University of New Hampshire.

  Anthony A. Nickas, age 36, is Senior Vice President and Chief Financial Officer of Boston Capital Partners, Inc. and has over fourteen years experience in the accounting and finance fields. Mr. Nickas has supervised the financial aspects of both the Project Development and Property Management Affiliates. Prior to joining Boston Capital in 1987, he was Assistant Director of Accounting and Financial Reporting for the Yankee Companies, Inc., and was an Audit Supervisor for Wolf & Company of Massachusetts, P.C., a regional certified public accounting firm based in Boston. He graduated with honors from Norwich University.



     (f)  Involvement in certain legal proceedings.

     None.

     (g)  Promoters and control persons.

     None.

Item 11.  Executive Compensation
     (a), (b), (c), (d) and (e)

     The Fund has no officers or directors. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the General Partner and its affiliates for the following fees during the 1997 fiscal year:

     1. An annual fund management fee based on .5 percent of the aggregate cost of all Apartment Complexes acquired by the Operating Partnerships has been accrued or paid to Boston Capital Communications Limited Partnership.
The annual fund management fees charged to operations for the year ended March 31, 1997 was $1,747,642.

     2. The Fund has reimbursed an affiliate of the General Partner a total of $170,144 for amounts charged to operations during the year ended March 31, 1997. The reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

     3. The Fund has reimbursed affiliates of the General Partner a total of $321,859 for amounts charged to syndication during the year ended March 31, 1997. The reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

     4. The General Partner has the right to charge acquisition fees and expenses in connection with the purchase of Operating Partnership interests. During the 1997 fiscal year, the Fund accrued or paid $8,964,635 of acquisition fees and expenses to the General Partner or its affiliates.

     5. Dealer Manager fees of $1,994,540 were accrued or paid to Boston Capital Services, Inc. during the 1997 fiscal year in respect to the sale of units.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     (a)  Security ownership of certain beneficial owners.

          As of March 31, 1997, 28,327,352 BACs had been issued. No person is known to own beneficially in excess of 5% of the outstanding BACs in any of the series.

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

          The Fund has no officers or directors. However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partner and its Affiliates during the organization and operation of the Fund. Additionally, the General Partner will receive distributions from the partnership if there is cash available for distribution or residual proceeds as defined in the Fund Agreement. The amounts and kinds of compensation and fees are described on page 43 of the Prospectus, as supplemented, under the caption "Compensation and Fees", which is incorporated herein by reference. See Note B of Notes to Financial Statements in Item 14 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partner and its affiliates for the period October 5, 1993 through March 31, 1997.

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

                                    PART IV
                                    -------
Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

     (a) 1 and 2.  Financial Statements and Financial Statement
                   Schedules

     Independent Auditors' Report

     Balance Sheets, March 31, 1997 and 1996

     Statements of Operations for the Period October 5, 1993 (date of inception) through March 31, 1997

     Statements of Changes in Partners' Capital for the Period October 5, 1993 (date of inception) through March 31, 1997

     Statements of Cash Flows for the Period October 5, 1993 (date of inception) through March 31, 1997

     Notes to Financial Statements, March 31, 1997, 1996, and 1995

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

     e. Agreement of Limited Partnership of New Madison Park IV Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on December 16, 1997).

     f. Agreement of Limited Partnership of Smith House II Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on December 16, 1997).

     g. Agreement of Limited Partnership of New Madison Park IV Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on February 11, 1997).

     h. Agreement of Limited Partnership of M.R.H.,L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on February 14, 1997).

     i. Agreement of Limited Partnership of 352 Lenox Associates, L.P.(Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on December 16, 1997).

     j.   Agreement of Limited Partnership of Decro Nordoff, L.P.
          (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on December 16, 1997).

     k. Agreement of Limited Partnership of Hurricane Hills, L.C. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 25, 1997).

     l. Agreement of Limited Partnership of Main Everett Housing, L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 25, 1997).

     m. Agreement of Limited Partnership of Mokapoke Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 25, 1997).

     n. Agreement of Limited Partnership of Autumn Ridge Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

     o. Agreement of Limited Partnership of Century East Apartments II Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

     p. Agreement of Limited Partnership of Coolidge-Pinal II Associates (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

     q. Agreement of Limited Partnership of Dublin Housing Associates Phase II (Incorporated by reference from Registrant's current report on Form K as filed with the Securities and Exchange Commission on March 26, 1997).

     r. Agreement of Limited Partnership of East Park Apartments II Limited Partnership(Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

     s. Agreement of Limited Partnership of Edenfield Place Apartments, L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

     t. Agreement of Limited Partnership of Ethel Housing, L.P.(Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

     u.   Agreement of Limited Partnership of Los Lunas Limited
          Partnership(Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

     v.   Agreement of Limited Partnership of New Devonshire West,
          Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

     w.   Agreement of Limited Partnership of Northfield Housing,
          L.P.(Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

     x. Agreement of Limited Partnership of Ohio Investors Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

     y.   Agreement of Limited Partnership of Osborne Housing,
          L.P.(Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

     z. Agreement of Limited Partnership of Overton Associates Limited Partnership(Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

    aa. Agreement of Limited Partnership of Pahrump Valley Investors (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

    ab.   Agreement of Limited Partnership of Osborne Housing,
          L.P.(Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

    ac. Agreement of Limited Partnership of Shannon Housing, L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

    ad. Agreement of Limited Partnership of Sutton Place Apartments (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

    ae.   Agreement of Limited Partnership of West Point Housing,
          L.P.(Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

    af. Agreement of Limited Partnership of Jeremy Associates Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 27, 1997).

    ag. Agreement of Limited Partnership of Laurelwood Park Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 27, 1997).

    ah. Agreement of Limited Partnership of Jeremy Associates Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 27, 1997).

    ai. Agreement of Limited Partnership of Roxbury Housing Veterans Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 27, 1997).

     (b)  Reports on Form 8-K

          Report on Form 8-K dated February 1, 1995, concerning the Partnership's investment in Better Homes for Havelock Limited Partnership filed with the commission on February 1, 1995.

          Report on Form 8-K dated February 1, 1995, concerning the Partnership's investment in Cynthiana Properties Limited filed with the commission on February 1, 1995.

          Report on Form 8-K dated October 13, 1995, concerning the Partnership's investment in North Hampton Place Limited Partnership filed with the commission on October 13, 1995.

          Report on Form 8-K dated February 29, 1996, concerning the Partnership's investment in Brook Summit Apartments, LP filed with the commission on February 29, 1996.

          Report on Form 8-K dated December 16, 1996, concerning the Partnership's investment in New Madison Park IV Limited Partnership filed with the commission on December 16, 1996.

          Report on Form 8-K dated December 16, 1996, concerning the Partnership's investment in Smith House II Limited Partnership filed with the commission on December 16, 1996.

          Report on Form 8-K dated February 11, 1997, concerning the Partnership's investment in Pear Village Limited Partnership filed with the commission on February 11, 1997.

          Report on Form 8-K dated February 14, 1997, concerning the Partnership's investment in M.R.H., L.P. filed with the commission on February 14, 1997.

          Report on Form 8-K dated March 25, 1997, concerning the
Partnership's investment in 352 Lennox Associates, L.P. filed with the commission on March 25, 1997.

          Report on Form 8-K dated March 25, 1997, concerning the
Partnership's investment in Decro Nordhoff, L.P. filed with the commission on March 25, 1997.

         Report on Form 8-K dated March 25, 1997, concerning the
Partnership's investment in Hurricane Hills, L.C. filed with the commission on March 25, 1997.

          Report on Form 8-K dated March 25, 1997, concerning the
Partnership's investment in Main Everett Housing, L.P. filed with the commission on March 25, 1997.

          Report on Form 8-K dated March 25, 1997, concerning the
Partnership's investment in Mokapoke Limited Partnership filed with the commission on March 25, 1997.

          Report on Form 8-K dated March 26, 1997, concerning the
Partnership's investment in Autumn Ridge Limited Partnership filed with the commission on March 26, 1997.

         Report on Form 8-K dated March 26, 1997, concerning the
Partnership's investment in Century East Apartments II Limited Partnership filed with the commission on March 26, 1997.

         Report on Form 8-K dated March 26, 1997, concerning the
Partnership's investment in Coolidge-Pinal II Associates filed with the commission on March 26, 1997.

         Report on Form 8-K dated March 26, 1997, concerning the
Partnership's investment in Dublin Housing Associates, Phase II filed with the commission on March 26, 1997.

         Report on Form 8-K dated March 26, 1997, concerning the
Partnership's investment in East Park Apartments II Limited Partnership filed with the commission on March 26, 1997.

         Report on Form 8-K dated March 26, 1997, concerning the
Partnership's investment in Edenfield Place Apartments, L.P. filed with the commission on March 26, 1997.

         Report on Form 8-K dated March 26, 1997, concerning the
Partnership's investment in Ethel Housing, L.P. filed with the commission on March 26, 1997.

         Report on Form 8-K dated March 26, 1997, concerning the
Partnership's investment in Los Lunas Limited Partnership filed with the commission on March 26, 1997.

         Report on Form 8-K dated March 26, 1997, concerning the
Partnership's investment in New Devonshire West, Limited Partnership filed with the commission on March 26, 1997.

         Report on Form 8-K dated March 26, 1997, concerning the
Partnership's investment in Northfield Housing L.P. filed with the commission on March 26, 1997.

         Report on Form 8-K dated March 26, 1997, concerning the
Partnership's investment in Ohio Investors Limited Partnership filed with the commission on March 26, 1997.

        Report on Form 8-K dated March 26, 1997, concerning the
Partnership's investment in Osborne Housing, L.P. filed with the commission on March 26, 1997.

       Report on Form 8-K dated March 26, 1997, concerning the
Partnership's investment in Overton Associates Limited Partnership filed with the commission on March 26, 1997.

       Report on Form 8-K dated March 26, 1997, concerning the
Partnership's investment in Pahrump Valley Investors filed with the commission on March 26, 1997.

       Report on Form 8-K dated March 26, 1997, concerning the
Partnership's investment in Shannon Housing, L.P. filed with the commission on March 26, 1997.

       Report on Form 8-K dated March 26, 1997, concerning the
Partnership's investment in Sutton Place Apartments, L.P. filed with the commission on March 26, 1997.

      Report on Form 8-K dated March 26, 1997, concerning the
Partnership's investment in West Point Housing, L.P. filed with the commission on March 26, 1997.

     Report on Form 8-K dated March 27, 1997, concerning the
Partnership's investment in Jeremy Associates Limited Partnership filed with the commission on March 27, 1997.

      Report on Form 8-K dated March 27, 1997, concerning the
Partnership's investment in Laurelwood Park Limited Partnership filed with the commission on March 27, 1997.

      Report on Form 8-K dated March 27, 1997, concerning the
Partnership's investment in Roxbury Housing Veterans Limited Partnership filed with the commission on March 27, 1997.

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

                              Boston Capital Tax Credit Fund IV L.P.


                    By:            Boston Capital Associates IV L.P.
                                   General Partner

                    By:            Boston Capital Associates



Date:  July 15, 1997                   By:  /s/ John P. Manning
                                            --------------------------
                                            John P. Manning



                                       By:  /s/ Herbert F. Collins
                                            --------------------------
                                            Herbert F. Collins

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:                         SIGNATURE:                       TITLE:

                                                        General Partner and
July 15, 1997            /s/ John P. Manning            Principal Executive
                         --------------------           Officer, Principal
                                                        Financial Officer and
                                                        Principal Accounting
                                                        Officer of Boston
                                                        Capital Associates


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

PAGE> 1

                          FINANCIAL STATEMENTS AND
                        INDEPENDENT AUDITORS' REPORT

                   BOSTON CAPITAL TAX CREDIT FUND IV L.P.
                         SERIES 20 THROUGH SERIES 29

                           MARCH 31, 1997 AND 1996

                  Boston Capital Tax Credit Fund IV L.P. -
                         Series 20 through Series 29

                              TABLE OF CONTENTS

                                                                         PAGE

INDEPENDENT AUDITORS' REPORT                                             F-3

FINANCIAL STATEMENTS

      BALANCE SHEETS                                                      F-6

      STATEMENTS OF OPERATIONS                                           F-17

      STATEMENTS OF CHANGES IN PARTNERS' CAPITAL                         F-26

      STATEMENTS OF CASH FLOWS                                           F-35

      NOTES TO FINANCIAL STATEMENTS                                      F-53

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION                 F-109

NOTES TO SCHEDULE III

Schedules not listed are omitted because of the absence of the conditions under which they are required or the information is included in the financial statements or the notes thereto.

                         Reznick Fedder & Silverman
             Certified Public Accountants * Business Consultants
                         A Professional Corporation

        4520 East-West Highway * Suite 300 * Bethesda, MD 20814-3319
                     (301) 652-9100 * Fax (301) 652-1848

                        INDEPENDENT AUDITORS' REPORT

To the Partners of
Boston Capital Tax Credit Fund IV L.P.

      We have audited the accompanying balance sheets of Boston Capital Tax Credit Fund IV L.P. as of March 31, 1997 and 1996, and the related statements of operations, changes in partners' capital and cash flows for the years ended March 31, 1997, 1996 and 1995 and Boston Capital Tax Credit Fund IV L.P. - Series 20 through 29 as of March 31, 1997 and Series 20 through 26 as of March 31, 1996 and the related statements of operations, partners' capital and cash flows for the years ended March 31, 1997 and 1996 and for the year end March 31, 1995 for Series 20, for the period July 5, 1994 (date of inception) through March 31, 1995 for Series 21, for the period October 12, 1994 (date of inception) through March 31, 1995 for Series 22, for the period January 10, 1995 (date of inception) through March 31, 1995 for Series 23, for the period June 29, 1995 (date of inception) through March 31, 1996 for Series 24, for the period September 22, 1995 (date of inception) through March 31, 1996 for Series 25, for the period January 18, 1996 (date of inception) through March 31, 1996 for Series 26, for the period June 17, 1996 (date of inception) through March 31, 1997 for Series 27, for the period September 30, 1996 (date of inception) through March 31, 1997 for Series 28, and for the period February 10, 1997 (date of inception) through March 31, 1997 for Series 29. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain operating partnerships in which Boston Capital Tax Credit Fund IV L.P. owns a limited partnership i n t e rest. Investments in such partnerships comprise the following percentages: Total, 13% and 18% of the assets as of March 31, 1997 and 1996, respectively, and 12%, 18% and 8% of the partnership loss for the years ended March 31, 1997, 1996 and 1995, respectively; of the assets for Series 20 as of March 31, 1997 and 1996, 10% and 33%, respectively; of the partnership loss for Series 20 for the years ended March 31, 1997, 1996, and 1995, 9%, 25% and 12%, respectively; of the assets for Series 21 as of March 31, 1997 and 1996, 22% and 22%; of the partnership loss for Series 21 for the years ended March 31, 1997 and 1996; and for the period July 5, 1994 (date of inception) through March 31, 1995, 11%, 0% and 1%, respectively; of the assets for Series 22 as of March 31, 1997 and 1996, 8% and 8%, respectively; of the partnership loss for Series 22 for the years ended March 31, 1997 and 1996 and for the period October 12, 1994 (date of inception) through March 31, 1995, 6%, 10% and 0%, respectively; of the assets for Series 23 as of March 31, 1997 and 1996, 29% and 29%, respectively; of the partnership loss for Series 23 for the years ended
March  31,  1997  and  1996,   and   for   the   period  January  10,   1995

(date of inception) through March 31, 1995, 16%, 34% and 0% respectively; of the assets for Series 24 as of March 31, 1997 and 1996, 30% and 7%, respectively; of the partnership loss for Series 24 for the years ended March 31, 1997 and for the period June 29, 1995 (date of inception) through March 31, 1996, 27% and 32%, respectively; of the assets for Series 25 as of March 31, 1997 and 1996, 25% and 4%, respectively; of the partnership loss for Series 25 for the year ended March 31, 1997 and for the period September 22, 1995 (date of inception) through March 31, 1996, 16% and 1%, respectively; of the assets for Series 26 as of March 31, 1997 and 1996, 11% and 32%, respectively; and of the partnership loss for Series 26 for the year ended March 31, 1997 and for the period January 18, 1996 (date of inception) through March 31, 1996, 13% and 0%, respectively; of the assets for Series 27 as of March 31, 1997, 0%, and of the partnership loss for Series 27 for the period June 16, 1996 (date of inception) through March 31, 1997, 0%, of the assets for Series 28 as of March 31, 1997, __%, and of the partnership loss for Series 28 for the period September 30, 1996 (date of inception) through March 31, 1997, 0%; and of the assets for Series 29 as of March 31, 1997, 0%; and of the partnership loss for Series 29 for the period February 10, 1997 (date of inception) through March 31, 1997, 0%. The financial statements of these partnerships were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to information relating to these partnerships, is based solely on the reports of the other auditors.

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

      In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Capital Tax Credit Fund IV L.P. as of March 31, 1997 and 1996 and the results of its operations and its cash flows for the years ended March 31, 1997 and 1996 and for the period October 5, 1993 (date of inception) through March 31, 1994 and Boston Capital Tax Credit Fund IV L.P. Series 20 through 29 as of March 31, 1997 and Series 20 through 26 as of March 31, 1996 and the results of their operations and their cash flows for the years ended March 31, 1997 and 1996 and for the year ended March 31, 1995 for Series 20, for the period July 5, 1994 (date of inception) through March 31, 1995 for Series 21, for the period October 12, 1994 (date of inception) through March 31, 1995 for Series 22, for the period January 10, 1995 (date of inception) through March 31, 1995 for Series 23, for the period June 29, 1995 (date of inception) through March 31, 1996 for Series 24, for the period September 22, 1995 (date of inception) through March 31, 1996 for Series 25, for the period January 18, 1996 (date of inception) through March 31, 1996 for Series 26, for the period June 16, 1996 (date of inception) through March 31, 1997 for Series 27, for the period September 30, 1996 (date of inception) through March 31, 1997 for Series 28, and for the period February 10, 1997 (date of inception) through March 31, 1997 in conformity with generally accepted accounting principles.

      We and other auditors have also audited the information included in the related financial statement schedules listed in Form 10-K, Item 14(a) of Boston Capital Tax Credit Fund IV L.P. - series 20 through Series 29 as of March 31, 1997. In our opinion, the schedule present fairly, in all material respects, the information required to be set forth therein, in conformity with generally accepted accounting principles.

Bethesda, Maryland
July 8, 1997

Charles Bailly & Company P.L.L.P
Certified Public Accountants - Consultants

INDEPENDENT AUDITOR S REPORT

To the Partners
Ashbury Apartments Limited Partnership
Sioux Falls, South Dakota

We have audited the accompanying balance sheets of Ashbury Apartments Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners, equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ashbury Apartments Limited Partnership as of December 31, 1996 and 1995, and the results of its operations, changes in partners, equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.





Sioux Falls, South Dakota
January 28, 1997
THOMAS C. CUNNINGHAM, CPA PC
23 Moore Street
Bristol, Virginia 24201
(703) 669-5531   Fax (703)669-5576

INDEPENDENT AUDITOR'S REPORT

To the Partners
Bennetts Pointe Limited Partnership

I have audited the accompanying balance sheets of Bennetts Pointe Limited Partnership, FMHA Case No.: 46-035-0541643546, as of December 31, 1996 and 1995 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government standards issued by the Comptroller General of the United
States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bennetts Pointe Limited Partnership, as of December 31, 1996 and 1995 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Standards, I have also issued a report dated February 15, 1997 on my consideration of Bennetts Pointe Limited
Partnership's internal control structure and a report dated February 15, 1997 on its compliance with laws and regulations applicable to the financial statements.


Thomas C. Cunningham, CPA PC

Bristol, Virginia
February 15, 1997
Suby, Von Haden & Associates, S.C.
Certified Public Accountants - Business and Management Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
Breeze Cove Limited Partnership
Madison, Wisconsin

We have audited the accompanying balance sheet of Breeze Cove Limited Partnership as of December 31, 1996, and the related statements of loss, Partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Breeze Cove Limited Partnership for the year ended December 31, 1995 were audited by other auditors, whose report dated January 17, 1996 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Breeze Cove Limited Partnership as of December 31, 1996, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the partnership will continue as a going concern. As discussed in Note I to the financial statements, the partnership has incurred recurring negative cash flows and anticipates that negative cash flows will continue. These factors raise substantial doubt about the partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



January 17, 1997



1221 John Q. Hammons Dr.    P.O. Box 44966    Madison, WI 53744-4966
(608) 831-8181 - FAX (608) 831-4243   MADISON - MILWAUKEE - ROCKFORD
FRIDUSS, LUKEE, SCHIFF & CO., P.C.
CERTIFIED PUBLIC ACCOUNTANTS
4747 WEST PETERSON AVENUE
CHICAGO, ILLINOIS 60646                                 MEMBERS
                                             AMERICAN INSTITUTE OF
CERTIFIED
    (773) 777-4445                                 PUBLIC ACCOUNTS
FAX (773) 777-6657                              ILLINOIS CPA SOCIETY

INDEPENDENT AUDITOR'S REPORT

To The Partners Of
  EAST DOUGLAS APARTMENTS LIMITED PARTNERSHIP
  (An Illinois Limited Partnership)

We have audited the accompanying balance sheets of EAST DOUGLAS APARTMENTS LIMITED PARTNERSHIP as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EAST DOUGLAS APARTMENTS LIMITED PARTNERSHIP as of December 31, 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information in
Schedule I is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the producers applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

FRIDUSS, LUKEE, SCHIFF & CO., P.C.
Certified Public Accountants

Chicago, Illinois
June 30, 1997

GOLDEN ASSOCIATES
Certified Public Accountants
P.O. Box 967
769 E. Oglethorpe Hwy
Hinesville, GA 31313

Larry R. Golden, CPA
Janine D. Graham, CPA

To The Partners
Fairoaks Lane Limited Partnership

We have audited the accompanying balance sheets of Fairoaks Lane Limited Partnership, as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairoaks Lane Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 1997 on our consideration of Fairoaks Lane Limited Partnership's internal control structure and a report dated January 29, 1997 on its compliance with laws and regulations.

GOLDEN ASSOCIATES


Certified Public Accountants

January 29, 1997
Hinesville, Georgia

Telephone (912) 369-7575     Fax (912) 876-8798
Members American Institute and Georgia Society of CPAs
GOLDEN ASSOCIATES
Certified Public Accountants
P.O. Box 967
769 E. Oglethorpe Hwy
Hinesville, GA 31313

Larry R. Golden, CPA
Janine D. Graham, CPA

To The Partners
Forest Glen Village Limited Partnership

We have audited the accompanying balance sheets of Forest Glen Village Limited Partnership, as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forest Glen Village Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 1997 on our consideration of Forest Glen Village Limited Partnership's internal control structure and a report dated January 29, 1997 on its compliance with laws and regulations.

GOLDEN ASSOCIATES


Certified Public Accountants

January 29, 1997
Hinesville, Georgia

Telephone (912) 369-7575     Fax (912) 876-8798
Members American Institute and Georgia Society of CPAs
Martin A, Starr, C.P.A.

INDEPENDENT AUDITOR'S REPORT

To the Partners
Virginia Avenue Affordable Housing Limited Partnership


I have audited the accompanying balance sheets of Virginia Avenue Affordable Housing Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virginia Avenue Affordable Housing Limited Partnership as of December 31, 1996 and 1995, and the results of its operations, the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




Martin A. Starr
Certified Public Accountant
February 5, 1997



Certified Public Accountant
4260 Truxtun Avenue, Ste. 140, Bakersfield, CA 93309
805-635-3185   FAX 805-635-3190
Charles Bailly & Company P.L.L.P.
Certified Public Accountants - Consultants

INDEPENDENT AUDITOR S REPORT

To the Partners
Ashbury Apartments Limited Partnership
Sioux Falls, South Dakota

We have audited the accompanying balance sheets of Ashbury Apartments Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners, equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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



Sioux Falls, South Dakota
January 23, 1996
Bob T. Robinson
Certified Public Accountant

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

GOLDEN ASSOCIATES


Certified Public Accountants

April 1, 1996
Hinesville, Georgia

Telephone (912) 369-7575     Fax (912) 876-8798
Members American Institute and Georgia Society of CPAs
Coopers & Lybrand L.L.P.
Coopers & Lybrand a professional services firm


Report of Independent Accountants

To the Partners
Evergreen Hills Associates, L.P.

We have audited the accompanying balance sheet of Evergreen Hills Associates, L.P. (A Limited Partnership), as of December 31, 1995, and the related statements of operations and partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Evergreen Hills Associates, L.P., as of December 31, 1995, and the results of its operations, changes in partners' capital and its cash flows for the year then ended in conformity with generally accepted accounting principles.







Rochester, New York
February 5, 1996






Coopers & Lybrand L.L.P. is a member of Coopers & Lybrand International, a limited-liability association incorporated in Switzerland.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairoaks Lane Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

GOLDEN ASSOCIATES


Certified Public Accountants

April 1, 1996
Hinesville, Georgia

Telephone (912) 369-7575     Fax (912) 876-8798
Members American Institute and Georgia Society of CPAs
GOLDEN ASSOCIATES
Certified Public Accountants
P.O. Box 967
769 E. Oglethorpe Hwy
Hinesville, GA 31313

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

GOLDEN ASSOCIATES


Certified Public Accountants

April 1, 1996
Hinesville, Georgia


Telephone (912) 369-7575     Fax (912) 876-8798
Members American Institute and Georgia Society of CPAs
Bob T. Robinson
Certified Public Accountant

2084 Dunbarton Drive
Jackson, Mississippi 39216
(601) 982-3875

To the Partners
Northfield Apartments, L.P.

Independent Auditor's Report

I have audited the accompanying balance sheet of Northfield Apartments, L.P. as of December 31, 1995 and 1994 and the related statements of operations, partners' equity (deficit) and cash flows for years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northfield Apartments, L.P. as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in Conformity with generally accepted-accounting principles.

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







Jackson, Mississippi
March 13, 1996
Bob T. Robinson
Certified Public Accountant

2084 Dunbarton Drive
Jackson, Mississippi 39216

(601) 982-3875

To the Partners
Bradley Elderly, L.P.

Independent Auditor's Report


I have audited the accompanying balance sheet of Bradley Elderly, L.P. as of December 31, 1994, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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








Jackson, Mississippi
May 15, 1995







Page I
HOWE & ASSOCIATES, PC
CERTIFIED PUBLIC ACCOUNTANTS
104 EAST BROADWAY
COLUMBIA, MO 65203

March 6, 1995

INDEPENDENT AUDITOR'S REPORT

Partners
CLARKSVILLE ESTATES, LP
Re: For the Year Ended December 31, 1994

We have audited the accompanying balance sheet and the related statements of income, owners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows for the year then ended in conformity with generally accepted accounting principles.






Howe and Associates, PC

Cole, Evans & Peterson
Fifth Floor Travis Place
Post Office Drawer 1768
Shreveport, Louisiana 71166-1768
Telephone (318) 222-8367   Telecopier (318) 425-4101

M. Alton Evans, Jr, C.P.A.  Partner Emeritus
William Jefferson Cole, C.P.A.  A. William Peterson, C.P.A.
Carol T. Barnes, C.P.A.         C. William Gerardy, Jr., C.P.A.
Barry S. Shipp, C.P.A.          Steven W. Hedgepeth, C.P.A.
Steven R.Bayer, C.P.A.          Gwendolyn H. Harju, C.P.A.
Timothy R. Durr, C.P.A.         Bailey B. Baynham, C.P.A.
Robert A. Busby, C.P.A.
John A. Caskey, C.P.A.          Judy E. Moncrief, C.P.A.
Anne-Marie Cole Cain, C.P.A.    Timothy W. Borst, C.P.A.
Raynelle H. Thompson, C.P.A.    Brenda J. Bishop, C.P.A.
Mary Wells Carmody, C.P.A.      Eric D. Smith, C.P.A.
David W. Sullock, C.P.A.        Nina G. Glorioso, C.P.A.
J. Amy Hemmings ,C.P.A.

January 31, 1995

INDEPENDENT AUDITORS' REPORT

To the Partners
Coushatta Seniors II Apartments,
   A Louisiana Partnership in Commendam
Mansfield, Louisiana

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coushatta Seniors II Apartments, A Louisiana Partnership in Commendam at December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Cole, Evans & Peterson
Cole, Evans & Peterson
Fifth Floor Travis Place
Post Office Drawer 1768
Shreveport, Louisiana 71166-1768
Telephone (318) 222-8367   Telecopier (318) 425-4101

M. Alton Evans, Jr, C.P.A.  Partner Emeritus
William Jefferson Cole, C.P.A.  A. William Peterson, C.P.A.
Carol T. Barnes, C.P.A.         C. William Gerardy, Jr., C.P.A.
Barry S. Shipp, C.P.A.          Steven W. Hedgepeth, C.P.A.
Steven R.Bayer, C.P.A.          Gwendolyn H. Harju, C.P.A.
Timothy R. Durr, C.P.A.         Bailey B. Baynham, C.P.A.
Robert A. Busby, C.P.A.
John A. Caskey, C.P.A.          Judy E. Moncrief, C.P.A.
Anne-Marie Cole Cain, C.P.A.    Timothy W. Borst, C.P.A.
Raynelle H. Thompson, C.P.A.    Brenda J. Bishop, C.P. A.
Mary Wells Carmody, C.P.A.      Eric D. Smith, C.P.A.
David W. Sullock, C.P.A.        Nina G. Glorioso, C.P.A.
J. Amy Hemmings ,C.P.A.

January 24, 1995

INDEPENDENT AUDITORS' REPORT

To the Partners
Floral Acres Apartments II,
  A Louisiana Partnership in Commendam
Mansfield, Louisiana

We have audited the accompanying balance sheet of Floral Acres Apartments II, A Louisiana Partnership in Commendam at December 31, 1994, and the related statements of income, partners capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Cole, Evans & Peterson
Coopers & Lybrand L.L.P. a professional services firm

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

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation., We believe that our audit provides a reasonable basis for our opinion.

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


Rochester, New York
February 24, 1995
Coopers & Lybrand L.L.P. is a member of Coopers & Lybrand International, a limited-liability association incorporated in Switzerland.

WAY, RAY, SHELTON & CO., P.C.
Certified Public Accountants
Members
American Institute of
Certified Public Accountants

Alabama Society of
Certified Public Accountants

216 McFarland Circle North
Tuscaloosa, Alabama 35406 205/35-5860
FAX 205/35-5883

Robert S. Way, CPA
W. Paul Ray, CPA
Steven A. Shelton, CPA
Kimberly F. Elmore, CPA
Steven L. Mitchell, CPA
Cincy T. Savage, CPA
Sonia M. Chism, CPA
M. Elbert Sims, Jr. CPA
Susan L. Sparks, CPA
Elizabeth E. Bates, CPA
Stacey M. Shinas, CPA
Pamela D. Shay, CPA
Laura W. Ryan, CPA
Roger F. Bryant, CPA
Roger F. Bryant, CPA
Russell W. Raney, CPA
Natalie T. Minor, CPA

INDEPENDENT AUDITORS' REPORT

Franklinton Elderly Housing, Ltd.
P.O. Box 168
Tuscaloosa, Alabama 35402

Dear Partners:

We have audited the accompanying balance sheet of Franklinton Elderly Housing Ltd., as of December 31, 1994, and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Respectfully submitted,


Way, Ray Shelton & Co. P.C.
Certified Public Accountants

Cole, Evans & Peterson
Fifth Floor Travis Place
Post Office Drawer 1768
Shreveport, Louisiana 71166-1768
Telephone (318) 222-8367   Telecopier (318) 425-4101

M. Alton Evans, Jr, C.P.A.  Partner Emeritus

William Jefferson Cole, C.P.A.  A. William Peterson, C.P.A.
Carol T. Barnes, C.P.A.         C. William Gerardy, Jr., C.P.A.
Barry S. Shipp, C.P.A.          Steven W. Hedgepeth, C.P.A.
Steven R.Bayer, C.P.A.          Gwendolyn H. Harju, C.P.A.
Timothy R. Durr, C.P.A.         Bailey B. Baynham, C.P.A.
Robert A. Busby, C.P.A.
John A. Caskey, C.P.A.          Judy E. Moncrief, C.P.A.
Anne-Marie Cole Cain, C.P.A.    Timothy W. Borst, C.P.A.
Raynelle H. Thompson, C.P.A.    Brenda J. Bishop, C.P. A.
Mary Wells Carmody, C.P.A.      Eric D. Smith, C.P.A.
David W. Sullock, C.P.A.        Nina G. Glorioso, C.P.A.
J. Amy Hemmings ,C.P.A.

February 6, 1995

INDEPENDENT AUDITORS' REPORT

To the Partners
Harrisonburg Seniors Apartments,
   A Louisiana Partnership in Commendam
Mansfield, Louisiana

We have audited the accompanying balance sheet of Harrisonburg Seniors Apartments, A Louisiana Partnership in Commendam at December 31, 1994, and the related statements of income, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harrisonburg Seniors Apartments, A Louisiana Partnership in Commendam at December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.
Cole, Evans & Peterson
Bob T. Robinson
Certified Public Accountant

2084 Dunbarton Drive
Jackson, Mississippi 39216

(601) 982-3875

To the Partners
Northfield Apartments, L.P.

Independent Auditor's Report


   I have audited the accompanying balance sheet of Northfield Apartments, L.P. as of December 31, 1994, and the related statements of operations, partners' equity (deficit) and cash flows for year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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





Jackson, Mississippi
May 15, 1995
Page 1



BERRY, DUNN, McNEIL & PARKER
CERTIFIED PUBLIC ACCOUNTANTS
MANAGEMENT CONSULTANTS






INDEPENDENT AUDITORS' REPORT


The Partners
Parkside Housing Limited Partnership

We have audited the accompanying balance sheet of Parkside Housing Limited Partnership as of December 31, 1994, and the related statements of operations, partners' equity and cash flows for the period December 13, 1994, through December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parkside Housing Limited Partnership as of December 31, 1994, and the results of its operations, the changes in partners' equity and cash flows for the period December 13, 1994, through December 31, 1994, in conformity with generally accepted accounting principles.

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



Portland, Maine
March 22, 1995
Offices in:   Bangor, Maine   Portland, Maine   Lebanon, New Hampshire
Manchester, New Hampshire


Cole, Evans & Peterson
Fifth Floor Travis Place
Post Office Drawer 1768
Shreveport, Louisiana 71166-1768
Telephone (318) 222-8367   Telecopier (318) 425-4101

M. Alton Evans, Jr, C.P.A.  Partner Emeritus
William Jefferson Cole, C.P.A.  A. William Peterson, C.P.A.
Carol T. Barnes, C.P.A.         C. William Gerardy, Jr., C.P.A.
Barry S. Shipp, C.P.A.          Steven W. Hedgepeth, C.P.A.
Steven R.Bayer, C.P.A.          Gwendolyn H. Harju, C.P.A.
Timothy R. Durr, C.P.A.         Bailey B. Baynham, C.P.A.
Robert A. Busby, C.P.A.
John A. Caskey, C.P.A.          Judy E. Moncrief, C.P.A.
Anne-Marie Cole Cain, C.P.A.    Timothy W. Borst, C.P.A.
Raynelle H. Thompson, C.P.A.    Brenda J. Bishop, C.P. A.
Mary Wells Carmody, C.P.A.      Eric D. Smith, C.P.A.
David W. Sullock, C.P.A.        Nina G. Glorioso, C.P.A.
J. Amy Hemmings ,C.P.A.

January 23, 1995

INDEPENDENT AUDITORS' REPORT

To the Partners
Shady Lane Seniors Apartments,
   A Louisiana Partnership in Commendam
Mansfield, Louisiana

We have audited the accompanying balance sheet of Shady Lane Seniors Apartments, A Louisiana Partnership in Commendam at December 31, 1994, and the related statements of income, partners, capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shady Lane Seniors Apartments, A Louisiana Partnership in Commendam at December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.
Cole, Evans & Peterson
STANCIL & COMPANY

INDEPENDENT AUDITORS  REPORT

To the Partners of
Better Homes for Havelock Limited Partnership
Raleigh, North Carolina

We have audited the balance sheets of Better Homes for Havelock Limited Partnership (a limited partnership) as of December 31, 1996 and the related statements of loss, partners capital, and cash flows for the year then ended. These financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Better Homes for Havelock Limited Partnership as of December 31, 1995 were audited by other auditors whose report dated February 16, 1996 and March 1, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards; Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Better Homes for Havelock Limited Partnership as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 11, 1997 on our consideration of Better Homes for Havelock Limited Partnership s internal control structure and a report dated March 11, 1997 on its compliance with laws and regulations.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 12 through 16 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
Raleigh, North Carolina
March 11, 1997

Certified Public Consultants
Management Consultants
1055 Dresser Court, Raleigh, North Carolina 27609, Tel: 919/872-1260 Fax:
919/872-6182
Jack M. Stancil 0 Reginald L. Dupree * Henry L. White

STIENESSEN - SCHLEGEL & CO.
Limited Liability Company
Certified Public Accountants

INDEPENDENT AUDITOR S REPORT
To the Partners
Black River Run Limited Partnership

We have audited the accompanying balance sheets of Black River Run Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black River Run Limited Partnership, as of December 31, 1996 and 1995, and the results of its operations, changes in partners equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.
Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 14 and 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


CERTIFIED PUBLIC ACCOUNTANTS
January 9, 1997

2411 N. Hillcrest Parkway   P.O. Box 810    Eau Claire, WI 54702-0810
Phone (715) 832-3425    Fax (715) 832-1665
OSCAR N. HARRIS & ASSOCIATES, P.A.
Certified Public Accountants
Oscar N. Harris, CPA     Sherry S. Johnson, CPA
Kenneth E. Milton, CPA   Connie P. Stancil, CPA
Members: American Institute of CPAs - North Carolina Association of CPAs

INDEPENDENT AUDITOR S REPORT

To the Partners of
Live0ak Village Limited Partnership
Charlotte, North Carolina

We have audited the balance sheets of LiveOak Village Limited Partnership (an Alabama Limited Partnership) as of December 31, 1996 and 1995, and the related statements of partners, capital, income, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership s management. our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LiveOak Village Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedules 1, 2, 3, and 4 on pages 13, 14, 15, and 16 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Certified Public Accountants

January 31, 1997

100 East Cumberland Street   P.O. Box 578   Dunn, N.C. 28335
(910) 892-1021 Fax (910) 892-6084
RANKIN,RANKIIN 6 COMPANY
Certified Public Accountants

Lookout Corporate Center
Tel 606/331-5000
1717 Dixie Highway, Suite @-00
Ft Wright, Kentucky 41011
Tel. 606/331-5000

INDEPENDENT AUDITOR S REPORT

To the Partners
Lookout Ridge Limited Partnership

We have audited the accompanying balance sheets of Lookout Ridge Limited Partnership as of December 31, 1996, and the related statements of operations, partners equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership s management. Our responsibility is to express and opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lookout Ridge Limited Partnership as of December 31, 1996, and the results of its operations, the changes in partners equity (deficit) and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

RANKIN, RANKIN & COMPANY

Ft.  Wright, Kentucky

February 20, 1997

STIENESSEN - SCHLEGEL & Co.
Limited Liability Company
Certified Public Accountants

INDEPENDENT AUDITOR S REPORT

To the Partners
Pinedale II Limited Partnership

We have audited the accompanying balance sheets of Pinedale II Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pinedale II Limited Partnership, as of December 31, 1996 and 1995, and the results of its operations, changes in partners equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.
Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 13 and 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Certified Public Accountants

January 13, 1997


2411 N. Hillcrest Parkway   P.O. Box 810    Eu Claire, WI 54702-0810
Phone (715) 832-3425    Fax (715) 832-1665
STIENESSEN - SCHELEGEL & Co.

Limited Liability Company
Certified Public Accountants

INDEPENDENT AUDITOR S REPORT

To the Partners
Pumphouse Crossing II Limited Partnership

We have audited the accompanying balance sheets of Pumphouse Crossing II Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pumphouse Crossing H Limited Partnership, as of December 31, 1996 and 1995, and the results of its operations, changes in partners equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.
Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 13 and 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


CERTIFIED PUBLIC ACCOUNTANTS

January 20, 1997

2411 N. Hillcrest Parkway     P.O. Box 810      Eau Claire, WI 54702-0810
Phone (715) 832-3425    Fax (715) 832-1665
McMillan, Pate & King, L.L.P.
CERTIFIED PUBLIC ACCOUNTANT
615 OBERLIN ROAD, SUITE 200
RALEIGH, NC  27605

INDEPENDENT AUDITORS  REPORT

Partners
Better Homes for Havelock Limited Partnership

We have audited the balance sheets of Better Homes for Havelock Limited Partnership (a limited partnership) as of December 31, 1995 and the related statements of operations, partners capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

McMillan,. Pate & Robertson, Certified Public Accountants,a North Carolina partnership, ceased business operations on February 29, 1996. In accordance with North Carolina General statutes and the North Carolina Accountancy Rules, the Company directed its records to be transferred to McMillan, Pate & King, L.L.P., which commenced business operations on March 1, 1996. Incomplete accounting and tax services of McMillan, Pate & Robertson are being completed by McMillan, Pate & King, L.L.P.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Better Homes for Havelock Limited Partnership as of December 31, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

February 16, 1996
and March 1, 1996
GOLDEN ASSOCIATES

Certified Public Accountants
P.O. Box 967
769 E. Oglethorpe Hwy
Hinsville, GA 31313

Larry R. Golden, CPA
Janine D. Graham, CPA

INDEPENDENT AUDITOR S REPORT

To The Partners
Holly Village Limited Partnership

We have audited the accompanying balance sheets of Holly Village Limited Partnership, as of December 31, 1995 and 1994, and the related statements of operations, changes in partners equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

GOLDEN ASSOCIATES

Certified Public Accountants

April 1, 1996
Hinesville, Georgia

Telephone (912) 369-7575   Fax (912) 876-8798
Members: American Institute and Georgia Society of CPAs

RANKIN,RANKIIN 6 COMPANY

Certified Public Accountants
Lookout Corporate Center
Tel 606/331-5000
1717 Dixie Highway, Suite @-00
Ft Wright, Kentucky 41011

INDEPENDENT AUDITOR S REPORT


To the Partners
Lookout Ridge Limited Partnership

We have audited the accompanying balance sheets of Lookout Ridge Limited Partnership as of December 31, 1995, and the related statements of operations, partners equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership s management. Our responsibility is to express and opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lookout Ridge Limited Partnership as of December 31, 1995, and the results of its operations, the changes in partners equity (deficit) and cash flows for the year then ended in conformity with generally accepted accounting principles.
Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 and 10 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statement and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

RANKIN, RANKIN & COMPANY

Ft.  Wright, Kentucky

April 24,1996

MCMILLAN, PATE & ROBERTSON
CERTIFIED PUBLIC ACCOUNTANTS'
615 OBERLIN ROAD, SUITE 200
RALEIGH, NC  27605

Independent Auditors  Report

Partners
Better Homes for Havelock Limited Partnership

We have audited the balance sheets of Better Homes for Havelock Limited Partnership (a limited partnership) as of December 31, 1994 and the related statements of net loss, partners capital, and cash flows for the period December 8, 1994 (date of inception) through December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Better Homes for Havelock Limited Partnership as of December 31, 1994 and the results of its operations and its cash flows for the period December 8, 1994 in conformity with generally accepted accounting principles.


June 20, 1995
OSCAR N. HARRIS & ASSOCIATES, P.A.
Certified Public Accountants
OSCAR N. HARRIS, C.P.A.
SHERRY S. JOHNSON, C.P.A.
KENNETH E. MILTON, C.P.A.
MARLA L. TART, C.P.A.

Members American Institute of Certified Public Accountants
North Carolina Association of Certified Public Accountants

INDEPENDENT AUDITORS  REPORT

To the Partners of
LiveOak Village Limited Partnership
Charlotte, North Carolina

We have audited the accompanying balance sheet of LiveOak Village Limited Partnership as of December 31, 1994. This financial statement is the responsibility of the Partnership s management. our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Live0ak Village Limited Partnership as of December 31, 1994, in conformity with generally accepted accounting principles.Certified Public Accountants

June 30, 1995

100 EAST CUMBERBERLAND STREET, P,O. BOX 578, DUNN, N.C. 28335 (910) 892-1021 FAX (910) 892-6084
RANKIN, RANKIN & COMPANY
Certified Public Accountants
Lookout Corporate Center
1717 Dixie Highway, Suite 600
Ft. Wright Kentucky 41011
(606) 331-5000

INDEPENDENT AUDITOR S REPORT

To the Partners
Lookout Ridge Limited Partnership

We have audited the accompanying balance sheet of Lookout Ridge Limited Partnership as of December 31, 1994. This financial statement is the responsibility of the Partnership s management. Our responsibility is to express an opinion on this financial statement based on our audit.We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement.

An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the balance sheet provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all materialrespects, the financial position of Lookout Ridge Limited
Partnershipas of December 31, 1994, in conformity with generally accepted accounting principles.

RANKIN, RANKIN & COMPANY

Ft. Wright, Kentucky
June 7,1995

TAMA AND BUDAJ, P.C.
Certified Public Accountants
ELY TAMA, CPA 32783 MIDDLEBELT ROAD
JEFFREY F. BUDAJ. CPA  FARMINGTON HILLS. MICHIGAN 48334-1726
BARTON A. LOWEN, CPA
EMIL A RAAB, CPA  (810) 626-3800
DIANE L. ISAACS, CPA
JOHN W. WEIPERT, CPA   FAX NO. (810) 626-2276
SEAN M. DONOVAN, CPA

Independent Auditor s Report ALSO LICENSED IN FLORIDA AND SOUTH CAROLINA

To the Partners of
Clarendon Court Limited Partnership

MEMBERS
AMERICAN INSTITUTE OF
CERTIFIED PUBLIC ACCOUNTANTS
MICHIGAN ASSOCIATION OF
CERTIFIED PUBLIC ACCOUNTANTS
FLORIDA INSTITUTE OF
CERTIFIED PUBLIC ACCOUNTANTS
SOUTH CAROLINA ASSOCIATION OF CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of CLARENDON COURT LIMITED PARTNERSHIP as of December 31, 1996 and 1995, and the related statements of operations, changes in partners equity (deficit) and cash flows for the year ended December 31, 1996 and the period March 29, 1995 (date operational) to December 31, 1995. These financial statements are the responsibility of the general partner and management of the partnership. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of CLARENDON COURT LIMITED PARTNERSHIP, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the year ended December 31, 1996 and the period March 29, 1995 (date operational) to December 31, 1995 in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information listed in the table of contents is presented for the purpose of additional analysis and is not a required part of the basic financial statements.
This accompanying information is the responsibility of the partnership s management. Such information, except for the portion marked unaudited on which we express no opinion, has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects when-considered in relation to the basic financial statements taken as a whole.

TAMA AND BUDAJ, P.C.

Farmington Hills, Michigan
January 31, 1997

Tom Mechsner

Certified Public Accountant
2200 E. Sunshine, Suite 360
Springfield, Missouri 65804
(417) 882-4303

INDEPENDENT AUDITOR S REPORT

To the Partners
Lost Tree Limited Partnership

I have audited the accompanying balance sheets of Lost Tree Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lost Tree Limited Partnership as of December 31, 1996 and 1995, and the results of its operations, changes in partners, equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Tom Mechsner
Certified Public Accountant
February 17, 1997
Matthews, Hearon & Cutrer
CERTIFIED PUBLIC ACCOUNTANTS
J. Erik Hearon, CPA
Brett C. Matthews, CPA
J. Raleigh Cutter, CPA
Charles R. Lindsay, Jr., CPA
Tammy I- Burney, CPA
A. Joseph Tommasini, CPA
Elizabeth Hulen Barr, CPA

INDEPENDENT AUDITOR S REPORT
Members
American Institute of
Certified Public Accountants
Mississippi Society of
Certified public Accountants
National Litigation
Support Association

To the Partners
Philadelphia Housing 11, Limited Partnership
Philadelphia, Mississippi

We have audited the accompanying balance sheets of Philadelphia Housing 11, Limited Partnership (a Mississippi limited partnership), FMHA Project No. 28-050-640808922 as of December 31, 1996 and 1995, and the related statements of operations, partners capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Philadelphia Housing 11, Limited Partnership, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purposes of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. We have prepared the Multiple Family Housing Borrower Balance Sheet (FMHA Form 1930-8) and the Multiple Family Housing Project Budget (FMHA Form 1930-7). Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Jackson, Mississippi
January 16, 1997
633 North State Street - Suite 607 Jackson, Mississippi 39202-3306 Telephone (601) 355-9266 - Facsimile (601) 352-6826
TAMA AND BUDAJ, P.C.
Certified Public Accountants
ELY TAMA, CPA          32783 MIC)DLEBELT ROAD
JEFFREY F. BUDAJ. CPA  FARMINGTON HILLS. MICHIGAN 48334-1726
BARTON A. LOWEN. CPA
EMIL A. RAAB, CPA      (810) 626-3800
DIANE L. ISAACS. CPA
JOHN W. WEIPERT, CPA     FAX NO. (810) 626-2276
SEAN M. DONOVAN, CPA
ALSO LICENSED IN FLORIDA
AND SOUTH CAROLINA
Independent Auditor s Report
MEMBERS AMERICAN INSTITUTE OF
CERTIFIED PUBLIC ACCOUNTANTS
MICHIGAN ASSOCIATION OF
CERTIFIED PUBLIC ACCOUNTANTS
FLORIDA INSTITUTE OF
CERTIFIED PUBLIC ACCOUNTANTS

SOUTH CAROLINA ASSOCIATION OF CERTIFIED PUBLIC ACCOUNTANTS
To the Partners of
Clarendon Court Limited Partnership

We have audited the accompanying balance sheet of CLARENDON COURT LIMITED PARTNERSHIP (a South Carolina limited partnership in the development stage), as of December 31, 1994. This financial statement is the responsibility the general partner and management of the partnership. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of CLARENDON COURT LIMITED PARTNERSHIP (a South Carolina limited partnership in the development stage), as of December 31, 1994, in conformity with generally accepted accounting principles.
7-
TAMA AND BUDAJ, P.C.

Farmington Hills, Michigan
March 29, 1995

HOWE & ASSOCIATES, PC
CER11FIED PUBLIC ACCOUNTANTS
104 EAST BROADWAY
COLUMBIA, MO 65203

March 12, 1995

INDEPENDENT AUDITOR S REPORT

Partners
RICHMOND-HARDIN, LP

We have audited the accompanying balance sheet for the year then ended. This financial statement is the responsibility of the Partnership s management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

Howe and Associates, PC
HOWE & ASSOCIATES, PC
CERTIFIED PUBLIC ACCOUNTANTS
104 EAST BROADWAY
COLUMBIA, MO 65203

March 12, 1995

INDEPENDENT AUDITOR S REPORT

Partners
TROY VILLA, LP

We have audited the accompanying balance sheet for the year then ended. This financial statement is the responsibility of the Partnership s management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

Howe and Associates, PC

MARGOLIN, WINER & EVENS LLP
CERTIFIED PUBLIC ACCOUNTANTS
ESTAIBLISHED 1946
400 GARDEN CITY PLAZA - GARDEN CITY, NEW YORK 11 530-3317
TEL: (516) 747-2000
FAX: (516) 747-6707


Report of Independent Accountants

Partners
Colonna Redevelopment Company L.P.
Hempstead, New York

We have audited the accompanying balance sheets of Colonna Redevelopment Company L.P. (a New York Limited Partnership) (the Partnership ) as of December 31, 1996 and 1995 and the related statements of operations, cash flows and partners equity for the years then ended. These financial statements are the responsibility of the Partnership s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colonna Redevelopment Company L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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



January 21, 1997

AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS, SEC PRACTICE SECTION AND PRIVATE COMPANIES PRACTICE SECTION
CPA ASSOCIATES INTERNATIONAL. INC. WITH OFFICES IN PRINCIPAL U.S. AND INTERNATIONAL CITIES
Tom Mechsner
Certified Public Accountant
2200 E. Sunshine, Suite 360
Springfield, Missouri 65804
(417) 882-4303

INDEPENDENT AUDITOR S REPORT

To the Partners
Halls Ferry Apartments, L.P.

I have audited the accompanying balance sheets of Halls Ferry Apartments, L.P. as of December 31, 1996, and 1995 and the related statements of operations, partners, equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Halls Ferry Apartments, L.P. as of December 31, 1996 and 1995, and the results of its operations, changes in partners equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

Tom Mechsner
Certified Public Accountant
February 17, 1997

YEO & YEO
Independent Auditors  Report
Saginaw
Alma
Flint
Ithaca,
Kalamazoo
Lansing

Partners
Ithaca I Limited Partnership
Ithaca, Michigan

We have audited the accompanying balance sheet of Ithaca I Limited Partnership FMHA Project No. 26-029-383119117 as of December 31, 1996 and 1995, and the related statements of income, partners equity and cash flows for the years ending December 31, 1996 and 1995.

These financial statements are the responsibility of the Partnership s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 25, 1996 on our consideration of Ithaca I Limited Partnership s internal control structure and a report dated February 25, 1996 on Rs compliance with laws and regulations.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ithaca I Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information presented on pages 10 through 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

CERTIFIED PUBLIC ACCOUNTANTS
February 25, 1997
Yeo & Yeo PC.
Certified Public Accountants
912 Centennial Way
Suite 300
Lansing, MI -48917
(517) 323-9500
FAX (517) 323-8360

Ehrhardt Keefe Steiner & Hottman P.C.
Certified Public Accountants and Consultants
INDEPENDENT AUDITORS  REPORT

To the Partners
Kimbark 1200 Associates, Limited Partnership
Longmont, Colorado

We have audited the accompanying balance sheet of FHA Project No. 101-98011 of Kimbark 1200 Associates, Limited Partnership, as of December 31, 1996, and the related statements of profit and loss, changes in partners equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FHA Project No. 101-98011 as of December 31, 1996, and the results of its operations and the changes in partners equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 14, 1997 on our consideration of FHA Project No. 101-98011 s internal control structure and a report dated February 14, 1997 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to affirmative fair housing.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data included in the report (shown on pages 15 through 20) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of FHA Project No. 101-98011. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

Hottman PC
February 14, 1997
Denver, Colorado
Audit Partner: Lisa M. Pease
EIN:  84-0869721

7979 E. Tufts Avenue, Suite 400 Denver, Colorado 80237-2843
303 -i4O-9400 Fax 303 740-9009
Member of DFK International and IKF International Providing Services in Cities Worldwide
Considine & Considine

To The Partners
Sacramento SRO Limited Partnership
A California Limited Partnership
600 West Broadway, #1070
San Diego, CA  92101

Independent Auditor's Report

We have audited the accompanying balance sheets of Sacramento SRO Limited Partnership as of December 31, 1996 and 1995 and the related statements of operations, partners capital, and statements cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sacramento SRO Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

CONSIDINE & CONSIDINE
An Accountnacy Corporation

March 17, 1997

Certified Public Accountants
Member of AICPA
GORACKE & WILCOX, P.C.
Certified Public Accountants
5O1O SOUTH 118TH STREET, SUITE 100 0 OMAHA, NEBRASKA 68137-2208 TELEPHONE 402-896-1500
VIRGIL J. GORACKE, C.P.A.          DOUGLAS A. GORACKE, C.P.A.
MICHAEL E. WILCOX, C.P.A.          PAUL F. PIOTROWSKI, C.P.A.
CHRIS E. R117ERBUSH. C.PA.         JEFFREY A. DUNN, C.P.A.

INDEPENDENT AUDITOR S REPORT

To the Partners
South Hills Apartments, L.P.

We have audited the accompanying balance sheets of South Hills Apartments, L.P. as of December 31, 1996 and 1995, and the related statements of operations, partners, equity and cash flows for the years then ended.
These financial statements are the responsibility of the partnership s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Hills Apartments, L.P. as of December 31, 1996 and 1995, and the results of its operations, changes in partners, equity and cash flows for the years then ended in conformity with generally accepted accounting principles.
our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Goracke & Wilcox,
P.C.February 5, 1997

EKS&H
Ehrhardt Keefe Steiner & Hottman P.C.
Certified Public Accountants, and Consultants
INDEPENDENT AUDITORS  REPORT

To the Partners
Kimbark 1200 Associates, Limited Partnership


We have audited the accompanying balance sheet of Kimbark 1200 Associates, Limited Partnership as of December 31, 1995, and the related statements of operations, partners equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kirnbark 1200 Associates, Limited Partnership as of December 31, 1995, and the results of its operations, changes in partners equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 14 and 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
Ehrhardt Keefe Steiner     Hottman PC

January 29, 1996
Denver, Colorado

7979 E. Tufts Avenue, Suite 400 Denver, Colorado 80237-2843
303 740-9400 Fax 303 740-9009
Member of DFK International and I)KF International - Providing Services in Cities Worldwide
Considine & Considine
To The Partners
Sacramento SRO Limited Partnership
A California Limited Partnership
600 West Broadway, #1070
San Diego, CA 92101


Independent Auditor s Report

We have audited the accompanying balance sheet of Sacramento SRO Limited Partnership, as of December 31, 1995 and the related statement of earnings and partners capital for the year ended December 31, 1995 and statement of cash flows for the year then ended. These financial statements are the responsibility of the company s management. our responsibility is to express an opinion on these financial statements based on our audit.

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



CONSIDINE & CONSIDINE
An Accountancy Corporation
June 17, 1996




CERRIFIED PUBLIC ACCOUNTANTS - MEMBER OF AICPA

1501 FIFTH AVENUE, SUITE 400 - SAN DIEGO, CA 92101-3202
(619) 231-19 77 - FAX: (619) 231-8244
NOVOGRADAC & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS
MICHAEL J. NOVOGRADAC        ATLANTA
RICHARD D. HUTCHINS
JON E. KRABBENSCHMIDT        LOS ANGELES
HARRY ABRAM
WALTER C. McGILL, JR         PORTLAND
SCOTT J. HUBBARD

Independent Auditors  Report

STEPHEN B. TRACY
SAN FRANCISCO

To the Partners of

Village Woods Estates, L.P., A Kansas Limited Partnership

We have audited the accompanying balance sheet of Village Woods Estates, L.P., A Kansas Limited Partnership, as of December 31, 1995, and the related statements of net loss, partners capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Village Woods Estates, L.P. as of December 31, 1995 and its operations and its cash flows for the year then ended in conformity with generally accepted account principles.


Los Angeles, California
May 30, 1996








1900 AVENUE OF THE STARS SUITE 2820 LOS ANGELES CALIFORNIA 90067 TELEPHONE
(310) 284-7040 FACSIMILE (310) 284-7044
YOUNG & PRICKITT, P C. Certified Public Accountants

111 Franklin Road, Suite 302
Roanoke, Virginia 24011-2100
540/982-3552
540/343-9231 FAX

INDEPENDENT AUDITOR S REPORT

To the Partners
Autumn Ridge Associates
Roanoke, Virginia:

We have audited the accompanying balance Sheet of Autumn Ridge Associates (A Virginia Limited Partnership) as of December 31, 1996. This financial statement is the responsibility of the Company s Management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable. assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating The overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Autumn Ridge Associates (A Virginia Limited Partnership) as of December 31, 1996, in conformity with generally accepted accounting principles.






February 21, 1997

RNK

INDEPENDENT AUDITORS' REPORT

To the Partners
Elm Street Associates, L.P.

We have audited the accompanying balance sheet of Elm Street Associates, L.P. as of December 31, 1996, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnerships' management. our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require than we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elm Street Associates, L.P., as of December 31, 1996, and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with generally accepted accounting principles.



January 30, 1997


ROSENBERG, NEUWIRTH & KUCHNER
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
SEVEN PENN PLAZA - NEW YORK, NEW YORK 10001 - TEL (212) 330-6000 - FAX
(212) 643-1951

YORK, DILLINGHAM & COMPANY.  P.L.L.C.
CERTIFIED PUBLIC ACCOUNTANTS

LARRY W. YORK
JOHN M. DILLINGHAM

MEMBERS:
AMERICAN INSTITUTE OF C P.A S
TENNESSEE SOCIETY OF C PA S

P 0 BOX 551
BRANCH OFFICES:
1708 ALPINE DRIVE
219 N MILITARY AVE. LAWRENCEBURG. TN
COLUMBIA. TENNESSEE 38402-0551
TELEPHONE (615) 762-6877
TELEPHONE (615@ 388-0517
147 LINDEN HWY.. CENTERVILLE. TN
FAX (615) 381-3440
TELEPHONE (615) 729-3229

120 N SECOND ST. PULASKI. TN
(615) 424-9063

INDEPENDENT AUDITORS' REPORT

To the Partners
Brownsville Associates, Limited

We have audited the accompanying balance sheet of Brownsville Associates, Limited (a Tennessee limited partnership) d/b/a Brownsville Village Apartments, FMHA Project No. : 48-038-621467876, as of December 31, 1996 and 1995, and the related statement of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brownsville Associates, Limited (a Tennessee limited partnership) d/b/a Brownsville Village Apartments, FMHA Project No. : 48-038-621467876, as of December 31, 1996 and 1995, and the results of its operations, the changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 17, 1997 on our consideration of Brownsville Associates, Limited's internal control structure and a report dated February 17, 1997 on its compliance with laws and regulations applicable to the financial statements.

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



Columbia, Tennessee
February 17, 1997

Ruljancich
Blume
Loveridge& CO., PLLC

Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS

Partners

Coolidge-Pinal II Associates, a Washington Limited Partnership
Bellevue, Washington

We have audited the accompanying balance sheet of Coolidge-Pinal II Associates, a Washington Limited Partnership, as of December 31, 1996, and
the related statements of     operations, changes in partners' equity and
cash flows for the year then ended. These financial statements are the
responsibility of the Partnership's     management.  Our responsibility is to
express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coolidge-Pinal II Associates, a Washington Limited Partnership, as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report, dated January 31, 1997, on our consideration of the Partnership's internal control structure and a report, dated January 31, 1997, on its compliance with laws and regulations.


January 31, 1997

Page 1

11100 NE 8th Street, Suite 410 Bellevue, Washington 98004-4441 (206) 453-2088 Fax (206) 646-3368
James L. Caughren
Certified Public Accountant
P.O. Box 36014
Albuquerque, NM 87176

INDEPENDENT AUDITORS' REPORT

To the Partners
Los Lunas Apartments Limited Partnership

We have audited the accompanying balance sheet of Los Lunas Apartments Limited Partnership d/b/a Hillridge Apartments as of December 31, 1996, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Los Lunas Apartments Limited Partnership d/b/a Hillridge Apartments as of December 31, 1996, and the results of its operations, changes in partners I equity and cash flows for the year ended in conformity with generally accepted accounting principles.


June 11, 1997
DURANT, SCHRAIBMAN & LINDSAY
Certified Public Accountants

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners
New Hilltop Apartments, A Limited Partnership
Columbia, South Carolina

We have audited the accompanying balance sheets of New Hilltop Apartments, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for December 31, 1996 and from November 8, 1995 to December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing, Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating, the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Hilltop Apartments, A Limited Partnership, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for December 31, 1996 and from November 8, 1995 to December 31, 1995, in conformity with generally accepted accounting principles.



February 19, 1997

4408 Forest Drive, Third Floor - Columbia, South Carolina 29206 Telephone 803-790-0020 * Fax 803-790-0011
Bybee & Company
A BUSINESS DEVELOPMENT COMPANY
100 South 500 West, Suite 200
Bountiful, Utah 84010
(801) 295-2992

Independent Auditor s Report

Partners
Shadow Creek Apartments
Elko, Nevada

We have audited the accompanying balance sheet of Shadowcreek Apartments (project), FmHA Case No. 33-002-0880283493, is of December 31, 1996 and the related statements of operations, changes in Project equity and cash flows for the period October 1, 1996 through December 31, 1996. These financial statements are the responsibility of the Project s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and with Governments Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence Supporting the amounts of disclosures in the financial statements. An audit also includes assessing the accounting principles used in significant estimates made by management as well as evaluating the overall overall financial statement presentation.
We believe that Our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1996 and the results of its operations and cash flows for tile period October 1, 1996 through December 31, 1996, in conformity with general accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental data included in the report (shown on pages 10 and 11) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Project for the period October 1, 1996 through December 31, 1996. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

In accrodance with Government Auditing Standards, we have issued a report dated May 30, 1997, on its compliance with laws and regulations.

May 30, 1997

BURKE & REA
EDWARD T. BURKE, C.P.A.
BERNARD E. REA, C.P.A.
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Partners
Pahrump Valley Investors
(A Wyoming Limited Partnership)
Cheyenne, Wyoming

We have audited the accompanying balance sheet of Pahrump Valley Investors (A Wyoming Limited Partnership), USDA Rural Development Case No. 33-019-680204949, as of December 31, 1996 and the related statements of income, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pahrump Valley Investors (A Wyoming Limited Partnership) as of December 31, 1996 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated May 28, 1997 on our consideration of Pahrump Valley Investors' internal control structure and a report dated May 28, 1997 on its compliance with laws and regulations.

Stockton, California
May 28, 1997
P.O. BOX 4632
STOCKTON, CA 95204
TELEPHONE 209/933-9113 FAX 209/933-9115

YORK, DILLINGHAM & COMPANY, P.L.L.C.
CERTIFIED PUBLIC ACCOUNTANTS

LARRY W. YORK
JOHN M. DILLINGHAM
MEMBERS:
AMERICAN INSTITUTE OF CPA.'S
TENNESSEE SOCIETY OF C.P.A:S

P 0 BOX 551
BRANCH OFFICES
1708 ALPINE DRIVE
219 N MILITARY AVE. LAWRENCEBURG. TN
COLUMBIA. TENNESSEE 38402-0551
TELEPHONE (615) 762-6877
TELEPHONE (615) 388-0517
147 LINDEN HWY. CENTERVILLE, TN
FAX (615) 381-3440
TELEPHONE (6151 729-3229

INDEPENDENT AUDITORS' REPORT
120 N SECOND ST. PULASKI. TN
(615) 424-9063

To the Partners
Stanton Associates, Limited

We have audited the accompanying balance sheet of Stanton Associates, Limited (a Tennessee limited partnership) d/b/a Stanton Village Apartments, FMHA Project No. : 48-038-621542356, as of December 31, 1996 and 1995, and the related statement of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government: Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stanton Associates, Limited (a Tennessee limited partnership) d/b/a Stanton Village Apartments, FMHA Project No,. : 48-038-621542356, as of December 31, 1996 and 1995, and
the results of its operations, the changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.



In accordance with Government Auditing Standards, we have also issued a report dated February 14, 1997 on our consideration of Stanton Associates, Limited's internal control structure and a report dated February 14, 1997 on its compliance with laws and regulations applicable to the financial statements.



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



Columbia, Tennessee
February 14, 1997

Bybee & Company
A BUSINESS DEVELOPMENT COMPANY
100 South 500 West, Suite 200
Bountiful, Utah 84010
(801) 295-2992

Independent Auditor's Report

Partners
Woodlands Apartments
Elko, Nevada

We have audited the accompanying balance sheets of Woodlands Apartments (Project), FMHA Case 14o. 33-004-0880314570, as of December 31, 1996 and 1995 and the related statements of operations, changes in Project equity and cash flows for the year and the period November 2, 1995 through December 31, 1995. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and with Government Auditing, Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well ' as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1996 and 1995 and the results of its operations and cash flows for the year and the period November 2, 1995 through December 31,1995, in conformity with general accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental data included in the report (shown on pages 10 and 11) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Project for the year ended December 31, 1996. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have issued a report dated January 28, 1997, on our consideration of the Project's internal control structure and a report dated January 28, 1997, on its compliance with laws and regulations.


January 28, 1997
Sonnenberg & Company




INDEPENDENT AUDITORS' REPORT

To the Partners
SG-Wyandotte, L.P.

We have audited the accompanying balance sheet of SG-Wyandotte, L.P-, a California Limited Partnership, as of December 31, 1996, and the related statement of partners' equity for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility -is to express an opinion on these financial statements based an our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, an a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in material respects, the financial position of SG-Wyandotte, L.P. as of December 31, 1996, and the changes in partners equity for the year then ended in conformity with generally accepted accounting principles.



February 12, 1997
Sonnenberg & Company, CPAs

Member: The American Institute of Certified Public Accountants and California Society of Certified Public Accountants.
GRANTHAM, RANDALL, ARRINGTON & CO
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION
STOCKHOLDERS                                        ASSOCIATES
J. Thomas Grantham, Jr., CPA, CFP                   Stephanie B. Maddox,
CPA
Vance Randall, CPA                                  Dorothy A. Gray, CPA
Alan G. Arrington, CPA                              Angela G. Fisher, CPA
Mary Ann Mosal, CPA                                 Marcy L. Lee, CPA

EMERITUS                                            SPECIAL PROJECTS
Roger E. Muns, CPA                                  Pete Hays, III, CPA

The Partners
Ethel Housing, L.P.
Ethel, Mississippi

We have audited the accompanying balance sheet of Ethel Housing, L.P., RECD Case No. 28-0040640823417, as of December 31, 1996, and the related statements of operations, partners' equity, and cash flows for the period June 26, 1996 through December 31, 1996. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States, and the Audit Program issued by the United States Department of Agriculture, Rural Economic and Community Development. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ethel Housing, L.P. as of December 31, 1996, and the results of its operations and its cash flows for the period June 26, 1996 through December 31, 1996 in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 7, 1997, on our consideration of Ethel Housing, L.P. s internal control structure, and reports dated February 7, 1997, on its compliance with specific requirements applicable to major RECD programs and nonmajor RECD transactions.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included on pages 14 through 20 are presented for purposes of SUITE 401, IBM BUILDING 9 6360 1-55 NORTH 0 JACKSON, MS 39211 o (601) 957-5050 o 800-870-1229 * FAX (601) 957-8717
Ethel Housing, L.P.
Page Two

additional analysis and are not a required part of the financial statements of Ethel Housing, L.P. Such information, except for the current budget and proposed budget columns on page 17 through 20, on which we express no opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

Febraury 7, 1997
MISCHLER NURRE WAITE
CERTIFIED PUBLIC ACCOUNTANTS
973 HATCH STREET
CINCINNATI, OHIO 5202
513-579-8787
FAX 513-562-8000

To the Partners
Washington Arms Apartments
(A Limited Partnership)
Dayton, Ohio

We have audited the accompanying balance sheet of JUD Project #046-NI093 of Washington Arms Apartments (a limited partnership) as of December 31, 1996, and the related statements of profit and loss, changes in partners capital and cash flows for the year ended December 31, 1996. These financial statements are the responsibility of the Project s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and Consolidated Audit Guide for Audits of HUD Programs (the Guide ) issued by the U s Department of Housing and Urban Development, office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project #046-NI093 as of December 31, 1996 and the results of its operations and its cash flows and its changes in partners capital for the period then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 1997 on our consideration of Washington Arms Apartments - internal control structure and a report dated January 29, 1997 on its compliance with laws and regulations.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The additional information included in the report shown on pages 13-18 is presented for the purposes of additional analysis and is not a required part of-the financial statements of HTM Project #046-NIO93, Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fami-ly stated in all material respects in relation to the financial statements taken as a whole.

Mischler, Nurre & Waite, Ltd.
Certified Public Accountants
Cincinnati, Ohio
January 29, 1997

SPAR & BOYER
Certified Public Accounatnas, L.L.P.
Stewart A. Spar CPA
Keith Boyer, CPA
Paul R. Galizia CPA

WITH OFFICES IN
POUGHKEEPSEE, NY

Independent Auditor s Report

MAIN EVERETT HOUSING L.P-
New Rochelle NY 10801

We have audited the accompanying balance sheet of MAIN EVERETT HOUSING L.P. as of December 31, 1996, and the related statements of income, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Company s management. our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements-An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of MAIN EVERETT HOUSING L.P. as at December 31, 1996, and its cash flows and changes in partners capital for the years then ended in conformity with generally accepted accounting principles.





Dobbs Ferry, New York
February 6, 1996

99 Main 5treet - Dobbs Ferry, New York 10522 - Phone: (914) 693-6022 - Fax
(914) 693-3528

SPAR & BOYER
Certified Public Accountants, L.L.P.

Stewart A- Spar CPA
Keith Boyer CFA
Paul R. Galizia CFA

WITH OFFICES IN
POUGHKEEPSIE, NY

Independent Auditors Report

OSBORNE HOUSING L.P.
New Rochelle NY 10801

We have audited the accompanying balance sheet of OSBORNE HOUSING L.P. as of December 31, 1996, and the related statements of income, changes in partners' capital and cash flows for the year then ended. These financial statement are the responsibility of the Company's management- Our responsibility is to express an opinion on these financial statements based an our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements-An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OSBORNE HCUSING L.P- as at December 31, 1996, and its cash flows and changes in partners capital for the years them ended in conformity with generally accepted accounting principles.



Dobbs Perry,
February 6, 1996


99 Main 5treeE - Dobbs Ferry, New York 10522 - Phone: (914) 693-6022 - Fax
(914) 693-3528
MISCHLER NURRE WAITE
CERTIFIED PUBLIC ACCOUNTANTS
973 HATCH STREET
CINCINNATI, OHIO 5202
513-579-8787
FAX 513-562-8000

Independent Auditors Report

To the Partners of Sutton Place Apartments (A Limited Partnership) Cincinnati, Ohio

We have audited the accompanying balance sheet of HUD Project #07355035, 073-55037, 073-55038, 073-55061 and 073-55062 of Sutton Place Apartments (a
limited partnership) as of December 31, 1996, and the related statements of profit and loss, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and Consolidated Audit Guide for Audits of HUD Programs, (the "Guide") issued by the US Department of Housing and Urban Development, office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We belie-ve that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project #073-55035, 073-55037, 073-55038, 073-55061, and 073-55062 as of December 31, 1996 and
the results of its operations and its cash flows and its changes in partners, capital for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 5, 1997 on our consideration of Sutton Place Apartments' internal control structure and a report dated February 5, 1997 on its compliance with laws and regulations.

We were engaged to conduct an audit for the purpose of forming an opinion on the financial statements taken as a whole. The additional information included in the report shown on pages 13-15 is presented for the purposes of additional analysis and is not a required part of the financial statements of If Project #07355035, 073-55037, 073-55038, 073-55061 and 073-55062 Such information has been subjected to the auditing procedures applied in the audit of the financial statements and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.






Mischler, Nurre & Waite, Ltd.
Certified Public Accountants
Cincinnati, Ohio
February 5, 1997
JCCS
Junkermier Clark Campanella Stevens P.C.
Ward F. Junkermier, CPA  Jerry L. Lehman, CPA
George L. Campanella, CPA  Daniel J. Konen, CPA
Rick A. Frost, CPA  James V. Galipeau, CPA
Robert E. Nebel, CPA  Robert E. Geis, CPA
Joseph F. Shevlin, CPA  Daniel J. Eigeman, CPA
Junkermier - Clark  Ronald A. Taylor, CPA
Gerald L. Hanson, CPA Terry L. Albom, CPA
Joseph S. Adney, CPA
Campanella - Stevens - PC.  Walter J. Kero, CPA

Certified Public Accountants

To the Partners
Sandstone Village Limited Partnership
Great Falls, Montana

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheet of Sandstone Village Limited Partnership as of December 31, 1996 and the related statements of income, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the management of Sandstone Village Limited Partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sandstone Village Limited Partnership as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Great Falls, Montana
February 10, 1997

501 Park Drive South - P.O. Box 989 - Great Falls, Montana 59403 - (406) 761-2820 - FAX 761-2825
Offices in: Fort Benton - Great Falls - Helena - Kalispell - Lincoln - Missoula - Whitefish
GRANTHAM, RANDALL, ARRINGTON & CO
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION
STOCKHOLDERS                                        ASSOCIATES
J. Thomas Grantham, Jr., CPA, CFP                   Stephanie B. Maddox,
CPA
Vance Randall, CPA                                  Dorothy A. Gray, CPA
Alan G. Arrington, CPA                              Angela G. Fisher, CPA
Mary Ann Mosal, CPA                                 Marcy L. Lee, CPA

EMERITUS                                            SPECIAL PROJECTS
Roger E. Muns, CPA                                  Pete Hays, III, CPA

Independent Auditors' Report

The Partners
Shannon Housing, L.P.
Shannon, Mississippi

We have audited the accompanying balance sheet of Shannon Housing, L.P., RECD Case No. 28-0410640835658, as of December 31, 1996, and the related statements of operations, partners' equity, and cash flows for the period April 11, 1996 through December 31, 1996. These financial statements are the responsibility of the project's management. our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States, and the Audit Program issued by the United States Department of Agriculture, Rural Economic and Community Development. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shannon Housing, L.P. as of December 31, 1996, and the results of its operations and its cash flows for the period April 11, 1996 through December 31, 1996 in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 7, 1997, on our consideration of Shannon Housing, L.P. s internal control structure, and reports dated February 7, 1997, on its compliance with specific requirements applicable to major RECD programs and nonmajor RECD transactions.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included on pages 14 through 20 are presented for purposes of additional analysis and are not a required part of the financial statements of Shannon Housing, L.P. Such information, except for the current budget and proposed budget columns on page 17 through 20, on which we express no opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

February 7, 1997

SUITE 401, IBM BUILDING o 6360 1-55 NORTH 0 JACKSON, MS 39211 o (601) 957-5050 o 800-870-1229 o FAX (601) 957-8717

GRANTHAM, RANDALL, ARRINGTON & CO
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION
STOCKHOLDERS                                        ASSOCIATES
J. Thomas Grantham, Jr., CPA, CFP                   Stephanie B. Maddox,
CPA
Vance Randall, CPA                                  Dorothy A. Gray, CPA
Alan G. Arrington, CPA                              Angela G. Fisher, CPA
Mary Ann Mosal, CPA                                 Marcy L. Lee, CPA

EMERITUS                                            SPECIAL PROJECTS
Roger E. Muns, CPA                                  Pete Hays, III, CPA

Independent Auditors' Report

The Partners
West Point Housing, L.P.
West Point, Mississippi

We have audited the accompanying balance sheet of West Point Housing, L.P., RECD Case No. 28-0130630762266, as of December 31, 1996, and the related statements of operations, partners' equity, and cash flows for the period September 29, 1996 through December 31, 1996. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States, and the Audit Program issued by the United States Department of Agriculture, Rural Economic and Community Development. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in-all material respects, the financial position of West Point Housing, L.P. as of December 31, 1996, and the results of its operations and its cash flows for the period September 29, 1996 through December 31, 1996 in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 10, 1997, on our consideration of West Point Housing, L.P.Is internal control structure, and reports dated February 10, 1997, on its compliance with specific requirements applicable to major RECD programs and nonmajor RECD transactions.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included on pages 15 through 21 are presented for purposes of additional analysis and are not a required part of the financial statements of West Point Housing, L.P. Such information, except for the current budget and proposed budget columns on page 18 through 21, on which we express no opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.







SUITE 401, IBM BUILDING * 6360 1-55 NORTH 0 JACKSON, MS 39211 0 (601) 957- @O 9 800-870-1229 o FAX (601) 957-8717



February 10, 1997

Ward F. junkermier, CPA  Jerry L. Lehman, CPA
George L. Campanella, CPA  Daniel J. Konen, CPA
Rick A. Frost, CPA  James V. Galipeau, CPA
Robert E. Nebel, CPA  Robert E. Geis, CPA
Joseph F. Sheviin, CPA Daniel J. Eigeman, CPA junkermier - Clark Ronald A. Taylor, CPA
Gerald L. Hanson, CPA  Terry L. Alborn, CPA
Joseph S. Adney, CPA  Walter J. Kero, CPA

Certified Public Accountants

Sandstone Village Limited Partnership
Great Falls, Montana

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheet of Sandstone Village Limited Partnership as of December 31, 1995 and the related statements of income and partners' capital and cash flows for the two month period then ended. These financial statements are the responsibility of the management of Sandstone Village Limited Partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

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


Great Falls, Montana
February 3, 1996


501 Park Drive South - P.O. Box 989,, Great Falls, Montana 59403 -
(406)761-2820 - FAX 761-2825

Offices in: Fort Benton - Great Falls I Helena - Kalispell - Lincoln - Missoula - Whitefish

LITTLE, SHANEYFFLT & CO.
CERTIFIED PUBLIC ACCOUNTANTS
1501 N. UNIVERSITY, SUITE 300
LITTLE ROCK, ARKANSAS 72207-5232
TELEPHONE (501) 666-2879


INDEPENDENT AUDITOR S REPORT


To the Partners
Beckwood Manor One Limited Partnership

We have audited the accompanying balance sheet of Beckwood Manor one Limited Partnership, RHCD Project No. 03-025-710677259 (the Partnership), as of December 31, 1996 and the related statements of profit (loss), changes in partners, equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. we believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beckwood Manor One Limited Partnership as of December 31, 1996, and its results of operations, changes in partners, equity (deficit), and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing standards, we have also issued a report dated March 13, 1997, on our consideration of the Partnerships internal control structure and a report dated March 13, 1997 on its compliance with laws, regulations, contracts and grants.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplementary information shown on pages 9 to 10 is presented for the purposes of additional analysis and are not a required part of the basic financial statements of the Partnership. such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Little Shaynefelt & Co.
March 13, 1997

TAPP, TAPP & CHU
CERTIFIED PUBLIC ACCOUNTANTS
FRANK J. CHU, CPA
AN ACCOUNTANCY CORPORATION
A PROFESSIONAL CORPORATION
John D. Tapp, CPA
404 E. LAS TUNAS DR., SUITE 208
Lynda Tapp, CPA
SAN GABRIEL, CALIFORNIA 91776
286-8897
404 E. LAS TUNAS DR., SUITE 208
SAN GABRIEL, CALIFORNIA 91776
(818) 286-8897

INDEPENDENT AUDITOR S REPORT
To the Partners
Decro Nordhoff, L.P.

We have audited the accompanying balance sheets of Decro Nordhoff, L.P. as of December 31, 1996 and 1995, and the related statements of operations, partners equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Decro Nordhoff, L.P. as of December 31, 1996 and 1995, and the results of its operations, changes in partners equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Tapp, Tapp & Chu, CPA s
San Gabriel, California
March 6, 1997

Sonnenberg & Company, CPAs
A Professional Corporation
Corporate Office:  5190 Govenor Drive, Suite 201, San Diego, California
92122
Regional Office: 15840 Ventura Blvd., Suite 208, Encino, California 91436
Phone: (818) 986-5551 (800) 464-4HOA Fax (818)986-6318
Leonard C. Sonnenberg, CPA
Douglas R. Ashbrook, CPA
Carol Sonnenberg Stachwick, CPA
Serving All of Southern California

Sheldon L. La Zar
Resident Manager

INDEPENDENT AUDITORS  REPORT

To the Partners
SG-Hazeltine, L.P.

We have audited the balance sheets of SG-Hazeltine, L.P. A California Limited Partnership as of December 31, 1996 and the related statement of partners equity for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SG-Hazeltine, L.P. as of December 31, 1996 and the changes in partners' equity for the year then ended in conformity with generally accepted accounting principles.


February 12, 1997                            Sonnenberg & Company, CPAs
San Diego, California

2
Member: The American Institute of Certified Pubic Accountants and California Society of Certified Public Accountants
LITTLE & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS
P. 0. BOX 2485   1111 NORTH 19TH STREET
MONROE, LOUISIANA 71207
TELEPHONE (318) 323-1717 TELECOPIER (318) 322-5121 INDEPENDENT AUDITOR S
REPORT

The Willows Apartments Partnership, Ltd.
Smithville, Texas

We have audited the accompanying balance sheet of The Willows Apartments Partnership, Ltd., (the Partnership) as of December 31, 1996, and the related statements of operations, partners equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and the Standards for Financial and Compliance Audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Willows Apartments Partnership, Ltd., as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated May 27, 1997, on our consideration of the internal control structure and a report dated May 27, 1997, on its compliance with laws and regulations.
our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying schedule listed in the table of contents is presented for the purpose of additional analysis and is not a required part of the financial statements of The Willows Apartments Partnership, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.



Monroe, Louisiana
May 27, 1997

PAGE> 6
                   Boston Capital Tax Credit Fund IV L.P.

                               BALANCE SHEETS

                           March 31, 1997 and 1996

                                                              Total
                                                  ---------------------------
                                                       1997          1996
                                                  ------------   ------------
                     ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
  (notes A and C)                                 $164,581,635   $111,836,578

OTHER ASSETS
  Cash and cash equivalents (notes A, H and I)      14,801,634     19,454,787
  Investments available-for-sale (notes A and G)    46,568,694     18,461,158
  Notes receivable (note D)                         12,972,311     14,869,904
  Prepaid expenses                                       6,458          6,211
  Deferred acquisition costs (notes A and C)         6,888,731      3,989,558
  Organization costs, net of accumulated
     amortization (note A)                             534,968        388,935
  Other assets (note E)                             12,846,156     11,054,807
                                                  ------------   ------------
                                                  $259,200,587   $180,061,938
                                                  ============   ============

                      LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Accounts payable and accrued expenses           $      6,683   $    323,763
  Syndication costs payable                            280,815        301,976
  Accounts payable - affiliates (note B)             1,536,042        490,787
  Capital contributions payable (note C)            34,744,876     34,424,761
                                                  ------------   ------------
                                                    36,568,416     35,541,287
                                                  ------------   ------------
PARTNERS' CAPITAL (note A)
  Assignor Limited Partner
     Units   of  limited   partnership  interest
     consisting   of    30,000,000    authorized
     beneficial  assignee  certificates  (BACs),
     $10  stated  value  per BAC, 28,327,352 and
     17,851,114  at  March 31, 1997 and 1996 are
     issued and outstanding to the assignees                 -              -
  Assignees
     Units of beneficial interest of the limited
     partnership   interest   of  the   assignor
     limited  partner, 28,327,352 and 17,851,114
     at  March  31,  1997  and  1996  issued and
     outstanding                                   222,767,338    144,569,903
  General Partners                                    (191,910)       (76,226)
  Unrealized gain on securities available for
     sale, net                                          56,743         26,974
                                                  ------------   ------------
                                                   222,632,171    144,520,651
                                                  ------------   ------------
                                                  $259,200,587   $180,061,938
                                                  ============   ============

Series 27, 28 and 29 were not formed until after March 31, 1996, therefore no comparative information has been included.

                                 (continued)

                   Boston Capital Tax Credit Fund IV L.P.

                           March 31, 1997 and 1996

                                                             Series 20
                                                    --------------------------
                                                         1997          1996
                                                    ------------  ------------
                      ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
  (notes A and C)                                   $ 25,829,683  $ 28,849,038

OTHER ASSETS
  Cash and cash equivalents (notes A, H and I)           429,105     1,306,675
  Investments available-for-sale (notes A and G)         778,954       711,761
  Notes receivable (note D)                              874,787     1,808,615
  Prepaid expenses                                         4,410         4,163
  Deferred acquisition costs (notes A and C)              98,235        98,231
  Organization costs, net of  accumulated
     amortization (note A)                                57,176        80,461
  Other assets (note E)                                  255,951       341,307
                                                    ------------  ------------
                                                    $ 28,328,301  $ 33,200,251
                                                    ============  ============

                      LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Accounts payable and accrued expenses             $          -  $          -
  Syndication costs payable                                    -             -
  Accounts payable - affiliates (note B)                 573,651       194,678
  Capital contributions payable (note C)               1,942,326     3,873,666
                                                    ------------  ------------
                                                       2,515,977     4,068,344
                                                    ------------  ------------
PARTNERS' CAPITAL (note A)
  Assignor Limited Partner
     Units    of   limited   partnership   interest
     consisting of 30,000,000 authorized beneficial
     assignee certificates (BACs), $10 stated value
     per  BAC, 3,866,700 at March 31, 1997 and 1996
     are issued and outstanding to the assignees               -             -
  Assignees
     Units  of  beneficial  interest of the limited
     partnership  interest  of the assignor limited
     partner,  3,866,700 at March 31, 1997 and 1996
     issued and outstanding                           25,884,026    29,171,047
  General Partners                                       (72,450)      (39,248)
  Unrealized gain on securities available for
     sale, net                                               748           108
                                                    ------------  ------------
                                                      25,812,324    29,131,907
                                                    ------------  ------------
                                                    $ 28,328,301  $ 33,200,251
                                                    ============  ============

Series 27, 28 and 29 were not formed until after March 31, 1996, therefore no comparative information has been included.

                                 (continued)

                   Boston Capital Tax Credit Fund IV L.P.

                           March 31, 1997 and 1996

                                                             Series 21
                                                    --------------------------
                                                         1997          1996
                                                    ------------  ------------
                      ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
  (notes A and C)                                   $ 11,515,577  $ 14,407,266

OTHER ASSETS
  Cash and cash equivalents (notes A, H and I)           494,112     1,398,907
  Investments available-for-sale (notes A and G)         701,042       479,502
  Notes receivable (note D)                              641,542       321,165
  Prepaid expenses                                             -             -
  Deferred acquisition costs (notes A and C)              53,731         7,785
  Organization costs, net of  accumulated
     amortization (note A)                                31,480        50,438
  Other assets (note E)                                  245,722       228,554
                                                    ------------  ------------
                                                    $ 13,683,206  $ 16,893,617
                                                    ============  ============

                      LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Accounts payable and accrued expenses             $          -  $          -
  Syndication costs payable                                    -             -
  Accounts payable - affiliates (note B)                 371,990       146,150
  Capital contributions payable (note C)                 967,561     2,042,344
                                                    ------------  ------------
                                                       1,339,551     2,188,494
                                                    ------------  ------------
PARTNERS' CAPITAL (note A)
  Assignor Limited Partner
     Units    of   limited   partnership   interest
     consisting of 30,000,000 authorized beneficial
     assignee certificates (BACs), $10 stated value
     per  BAC, 1,892,700 at March 31, 1997 and 1996
     are issued and outstanding to the assignees               -             -
  Assignees
     Units of beneficial interest of the limited
     partnership interest of the assignor limited
     partner, 1,892,700 at March 31, 1997 and 1996
     issued and outstanding                           12,381,436    14,719,259
  General Partners                                       (38,523)      (14,909)
  Unrealized gain on securities available for
     sale, net                                               742           773
                                                    ------------  ------------
                                                      12,343,655    14,705,123
                                                    ------------  ------------
                                                    $ 13,683,206  $ 16,893,617
                                                    ============  ============

Series 27, 28 and 29 were not formed until after March 31, 1996, therefore no comparative information has been included.

                                 (continued)

                   Boston Capital Tax Credit Fund IV L.P.

                           March 31, 1997 and 1996

                                                             Series 22
                                                    --------------------------
                                                         1997          1996
                                                    ------------  ------------
                      ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
  (notes A and C)                                   $ 17,576,959  $ 19,895,333

OTHER ASSETS
  Cash and cash equivalents (notes A, H and I)           648,647     1,686,347
  Investments available-for-sale (notes A and G)         621,520       454,939
  Notes receivable (note D)                            2,209,273     3,709,286
  Prepaid expenses                                             -             -
  Deferred acquisition costs (notes A and C)             166,684       169,557
  Organization costs, net of  accumulated
     amortization (note A)                                34,770        47,308
  Other assets (note E)                                  518,706       810,720
                                                    ------------  ------------
                                                    $ 21,776,559  $ 26,773,490
                                                    ============  ============

                      LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Accounts payable and accrued expenses             $          -  $      1,199
  Syndication costs payable                                    -             -
  Accounts payable - affiliates (note B)                 289,397        46,722
  Capital contributions payable (note C)               3,158,246     6,337,752
                                                    ------------  ------------
                                                       3,447,643     6,385,673
                                                    ------------  ------------
PARTNERS' CAPITAL (note A)
  Assignor Limited Partner
     Units    of   limited   partnership   interest
     consisting of 30,000,000 authorized beneficial
     assignee certificates (BACs), $10 stated value
     per  BAC, 2,564,400 at March 31, 1997 and 1996
     are issued and outstanding to the assignees               -             -
  Assignees
     Units of beneficial interest of the limited
     partnership interest of the assignor limited
     partner, 2,564,400 at March 31, 1997 and 1996
     issued and outstanding                           18,363,950    20,402,204
  General Partners                                       (35,799)      (15,211)
  Unrealized gain on securities available for
     sale, net                                               765           824
                                                    ------------  ------------
                                                      18,328,916    20,387,817
                                                    ------------  ------------
                                                    $ 21,776,559  $ 26,773,490
                                                    ============  ============

Series 27, 28 and 29 were not formed until after March 31, 1996, therefore no comparative information has been included.

                                 (continued)

                   Boston Capital Tax Credit Fund IV L.P.

                           March 31, 1997 and 1996

                                                             Series 23
                                                    --------------------------
                                                         1997          1996
                                                    ------------  ------------
                      ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
  (notes A and C)                                   $ 25,009,648  $ 27,189,858

OTHER ASSETS
  Cash and cash equivalents (notes A, H and I)         1,578,798     1,313,618
  Investments available-for-sale (notes A and G)       1,100,369     5,008,744
  Notes receivable (note D)                            2,186,398     3,902,391
  Prepaid expenses                                         2,048         2,048
  Deferred acquisition costs (notes A and C)             243,247       210,876
  Organization costs, net of  accumulated
     amortization (note A)                                43,078        56,150
  Other assets (note E)                                  359,706       859,400
                                                    ------------  ------------
                                                    $ 30,523,292  $ 38,543,085
                                                    ============  ============

                      LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Accounts payable and accrued expenses             $          -  $          -
  Syndication costs payable                                    -             -
  Accounts payable - affiliates (note B)                  60,215         9,383
  Capital contributions payable (note C)               4,529,018    10,597,676
                                                    ------------  ------------
                                                       4,589,233    10,607,059
                                                    ------------  ------------
PARTNERS' CAPITAL (note A)
  Assignor Limited Partner
     Units    of   limited   partnership   interest
     consisting of 30,000,000 authorized beneficial
     assignee certificates (BACs), $10 stated value
     per  BAC, 3,336,727 at March 31, 1997 and 1996
     are issued and outstanding to the assignees               -             -
  Assignees
     Units of beneficial interest of the limited
     partnership interest of the assignor limited
     partner, 3,336,727 at March 31, 1997 and 1996
     issued and outstanding                           25,958,000    27,934,947
  General Partners                                       (25,521)       (5,552)
  Unrealized gain on securities available for
     sale, net                                             1,580         6,631
                                                    ------------  ------------
                                                      25,934,059    27,936,026
                                                    ------------  ------------
                                                    $ 30,523,292  $ 38,543,085
                                                    ============  ============

Series 27, 28 and 29 were not formed until after March 31, 1996, therefore no comparative information has been included.

                                 (continued)

                   Boston Capital Tax Credit Fund IV L.P.

                           March 31, 1997 and 1996

                                                             Series 24
                                                    -------------------------
                                                         1997          1996
                                                    -----------   -----------
                      ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
  (notes A and C)                                   $15,915,977   $10,012,941

OTHER ASSETS
  Cash and cash equivalents (notes A, H and I)          644,685     4,796,487
  Investments available-for-sale (notes A and G)        303,949     2,939,231
  Notes receivable (note D)                           1,654,702     1,800,402
  Prepaid expenses                                            -             -
  Deferred acquisition costs (notes A and C)            313,911       961,514
  Organization costs, net of  accumulated
     amortization (note A)                               45,429        58,409
  Other assets (note E)                               1,438,557     2,131,218
                                                    -----------   -----------
                                                    $20,317,210   $22,700,202
                                                    ===========   ===========

                      LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Accounts payable and accrued expenses             $         -   $   236,334
  Syndication costs payable                                   -             -
  Accounts payable - affiliates (note B)                 79,964        33,597
  Capital contributions payable (note C)              2,779,449     4,039,833
                                                    -----------   -----------
                                                      2,859,413     4,309,764
                                                    -----------   -----------
PARTNERS' CAPITAL (note A)
  Assignor Limited Partner
     Units    of   limited   partnership   interest
     consisting of 30,000,000 authorized beneficial
     assignee certificates (BACs), $10 stated value
     per  BAC, 2,169,878 at March 31, 1997 and 1996
     are issued and outstanding to the assignees              -             -
  Assignees
     Units of beneficial interest of the limited
     partnership interest of the assignor limited
     partner, 2,169,878 at March 31, 1997 and 1996
     issued and outstanding                          17,468,005    18,387,332
  General Partners                                      (10,725)       (1,439)
  Unrealized gain on securities available for
     sale, net                                              517         4,545
                                                    -----------   -----------
                                                     17,457,797    18,390,438
                                                    -----------   -----------
                                                    $20,317,210   $22,700,202
                                                    ===========   ===========

Series 27, 28 and 29 were not formed until after March 31, 1996, therefore no comparative information has been included.

                                 (continued)

                   Boston Capital Tax Credit Fund IV L.P.

                           March 31, 1997 and 1996

                                                             Series 25
                                                    -------------------------
                                                         1997          1996
                                                    -----------   -----------
                      ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
  (notes A and C)                                   $24,266,974   $ 7,863,180

OTHER ASSETS
  Cash and cash equivalents (notes A, H and I)          956,365     7,307,862
  Investments available-for-sale (notes A and G)      3,065,387     7,981,391
  Notes receivable (note D)                             405,700     1,924,960
  Prepaid expenses                                            -             -
  Deferred acquisition costs (notes A and C)            113,810     1,902,287
  Organization costs, net of  accumulated
     amortization (note A)                               39,330        49,818
  Other assets (note E)                               2,638,118     3,686,254
                                                    -----------   -----------
                                                    $31,485,684   $30,715,752
                                                    ===========   ===========

                      LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Accounts payable and accrued expenses             $       983   $       591
  Syndication costs payable                                   -             -
  Accounts payable - affiliates (note B)                 16,554         1,459
  Capital contributions payable (note C)              6,437,839     4,911,886
                                                    -----------   -----------
                                                      6,455,376     4,913,936
                                                    -----------   -----------
PARTNERS' CAPITAL (note A)
  Assignor Limited Partner
     Units    of   limited   partnership   interest
     consisting of 30,000,000 authorized beneficial
     assignee certificates (BACs), $10 stated value
     per  BAC, 3,026,109 at March 31, 1997 and 1996
     are issued and outstanding to the assignees              -             -
  Assignees
     Units of beneficial interest of the limited
     partnership interest of the assignor limited
     partner, 3,026,109 at March 31, 1997 and 1996
     issued and outstanding                          25,031,932    25,788,647
  General Partners                                       (7,202)          405
  Unrealized gain on securities available for
     sale, net                                            5,578        12,764
                                                    -----------   -----------
                                                     25,030,308    25,801,816
                                                    -----------   -----------
                                                    $31,485,684  $ 30,715,752
                                                    ===========   ===========

Series 27, 28 and 29 were not formed until after March 31, 1996, therefore no comparative information has been included.

                                 (continued)

                   Boston Capital Tax Credit Fund IV L.P.

                           March 31, 1997 and 1996

                                                             Series 26
                                                    -------------------------
                                                         1997          1996
                                                    -----------   -----------
                      ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
  (notes A and C)                                   $21,613,713   $ 3,618,962

OTHER ASSETS
  Cash and cash equivalents (notes A, H and I)        1,239,330     1,644,891
  Investments available-for-sale (notes A and G)     12,173,007       885,590
  Notes receivable (note D)                           1,070,887     1,403,085
  Prepaid expenses                                            -             -
  Deferred acquisition costs (notes A and C)          1,471,671       639,308
  Organization costs, net of  accumulated
     amortization (note A)                               80,457        46,351
  Other assets (note E)                               3,275,364     2,997,354
                                                    -----------   -----------
                                                    $40,924,429   $11,235,541
                                                    ===========   ===========

                      LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Accounts payable and accrued expenses             $         -   $    85,639
  Syndication costs payable                                   -       301,976
  Accounts payable - affiliates (note B)                  9,630        58,798
  Capital contributions payable (note C)              7,104,113     2,621,604
                                                    -----------   -----------
                                                      7,113,743     3,068,017
                                                    -----------   -----------
PARTNERS' CAPITAL (note A)
  Assignor Limited Partner
     Units    of   limited   partnership   interest
     consisting of 30,000,000 authorized beneficial
     assignee certificates (BACs), $10 stated value
     per  BAC,  3,995,900  and 994,600 at March 31,
     1997  and  1996,  respectively, are issued and
     outstanding to the assignees                             -             -
  Assignees
     Units of beneficial interest of the limited
     partnership interest of the assignor limited
     partner,  3,995,900 and 994,600 at March 31,
     1997 and 1996, respectively, issued and
     outstanding                                     33,793,663     8,166,467
  General Partners                                       (2,372)         (272)
  Unrealized gain on securities available for
     sale, net                                           19,395         1,329
                                                    -----------   -----------
                                                     33,810,686     8,167,524
                                                    -----------   -----------
                                                    $40,924,429   $11,235,541
                                                    ===========   ===========

Series 27, 28 and 29 were not formed until after March 31, 1996, therefore no comparative information has been included.

                                 (continued)

                   Boston Capital Tax Credit Fund IV L.P.

                           March 31, 1997 and 1996

                                                             Series 27
                                                            -----------
                                                                1997
                                                            -----------
                          ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
  (notes A and C)                                           $13,365,524

OTHER ASSETS
  Cash and cash equivalents (notes A, H and I)                2,180,687
  Investments available-for-sale (notes A and G)              6,919,629
  Notes receivable (note D)                                     565,365
  Prepaid expenses                                                    -
  Deferred acquisition costs (notes A and C)                    929,985
  Organization costs, net of accumulated amortization
     (note A)                                                    69,850
  Other assets (note E)                                         341,850
                                                            -----------
                                                            $24,372,890
                                                            ===========
                   LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Accounts payable and accrued expenses                     $         -
  Syndication costs payable                                           -
  Accounts payable - affiliates (note B)                              -
  Capital contributions payable (note C)                      3,470,122
                                                            -----------
                                                              3,470,122
                                                            -----------
PARTNERS' CAPITAL (note A)
  Assignor Limited Partner
     Units  of  limited partnership interest consisting of
     30,000,000     authorized     beneficial     assignee
     certificates   (BACs),  $10  stated  value  per  BAC,
     2,460,700   at   March  31,  1997   are   issued  and
     outstanding to the assignees                                     -
  Assignees
     Units of beneficial interest of the limited
     partnership interest of the assignor limited partner,
     2,460,700 at March 31, 1997 and 1996 issued and
     outstanding                                             20,895,461
  General Partners                                                 (243)
  Unrealized gain on securities available for sale, net           7,550
                                                            -----------
                                                             20,902,768
                                                            -----------
                                                            $24,372,890
                                                            ===========

Series 27, 28 and 29 were not formed until after March 31, 1996, therefore no comparative information has been included.

                                 (continued)

                   Boston Capital Tax Credit Fund IV L.P.

                           March 31, 1997 and 1996

                                                                 Series 28
                                                                -----------
                                                                    1997
                                                                -----------
                            ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
  (notes A and C)                                               $ 3,387,008

OTHER ASSETS
  Cash and cash equivalents (notes A, H and I)                    4,589,026
  Investments available-for-sale (notes A and G)                 20,904,837
  Notes receivable (note D)                                       3,363,657
  Prepaid expenses                                                        -
  Deferred acquisition costs (notes A and C)                      3,239,183
  Organization costs, net of  accumulated amortization
     (note A)                                                        96,548
  Other assets (note E)                                             266,712
                                                                -----------
                                                                $35,846,971
                                                                ===========

                      LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Accounts payable and accrued expenses                         $     5,700
  Syndication costs payable                                               -
  Accounts payable - affiliates (note B)                              2,100
  Capital contributions payable (note C)                          1,338,985
                                                                -----------
                                                                  1,346,785
                                                                -----------
PARTNERS' CAPITAL (note A)
  Assignor Limited Partner
     Units   of  limited  partnership  interest  consisting  of
     30,000,000  authorized  beneficial  assignee  certificates
     (BACs),  $10  stated value per BAC, 4,000,738 at March 31,
     1997 are issued and outstanding to the assignees                     -
  Assignees
     Units of beneficial interest of the limited partnership
     interest of the assignor limited partner,  4,000,738 at
     March 31, 1997 and 1996 issued and outstanding              34,479,402
  General Partners                                                      916
  Unrealized gain on securities available for sale, net              19,868
                                                                -----------
                                                                 34,500,186
                                                                -----------
                                                                $35,846,971
                                                                ===========

Series 27, 28 and 29 were not formed until after March 31, 1996, therefore no comparative information has been included.

                                 (continued)

                   Boston Capital Tax Credit Fund IV L.P.

                           March 31, 1997 and 1996

                                                                  Series 29
                                                                 -----------
                                                                      1997
                                                                 -----------
                             ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
  (notes A and C)                                                $ 6,100,572

OTHER ASSETS
  Cash and cash equivalents (notes A, H and I)                     2,040,879
  Investments available for sale (notes A and G)                           -
  Notes receivable (note D)                                                -
  Prepaid expenses                                                         -
  Deferred acquisition costs (notes A and C)                         258,274
  Organization costs, net of  accumulated amortization (note A)       36,850
  Other assets (note E)                                            3,505,470
                                                                 -----------
                                                                 $11,942,045
                                                                 ===========
                      LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Accounts payable and accrued expenses                          $         -
  Syndication costs payable                                          280,815
  Accounts payable - affiliates (note B)                             132,541
  Capital contributions payable (note C)                           3,017,217
                                                                 -----------
                                                                   3,430,573
                                                                 -----------
PARTNERS' CAPITAL (note A)
  Assignor Limited Partner
     Units  of  limited   partnership  interest  consisting  of
     30,000,000  authorized  beneficial  assignee  certificates
     (BACs),  $10  stated  value per BAC, 1,013,500 at March 31,
     1997 are issued and outstanding to the assignees                      -
  Assignees
     Units of beneficial interest of the limited partnership
     interest of the assignor limited partner, 1,013,500 at
     March 31, 1997 issued and outstanding                         8,511,463
  General Partners                                                         9
                                                                 -----------
                                                                   8,511,472
                                                                 -----------
                                                                 $11,942,045
                                                                 ===========

Series 27, 28 and 29 were not formed until after March 31, 1996, therefore no comparative information has been included.

                      See notes to financial statements

                   Boston Capital Tax Credit Fund IV L.P.

                           March 31, 1997 and 1996

                                                      Total
                                    -----------------------------------------
                                     Year ended     Year ended    Year ended
                                      March 31,      March 31,      March 31,
                                         1997           1996          1995
                                    --------------  -----------   -----------
Income
  Interest income                   $    2,498,953  $ 1,027,956   $   343,593
  Miscellaneous income                           -            -           450
                                    --------------  -----------   -----------
                                         2,498,953    1,027,956       344,043
                                    --------------  -----------   -----------

Share of losses from operating
  limited partnerships (note A)        (10,783,903)* (5,472,852)     (884,379)
                                    --------------  -----------   -----------
Expenses
  Fund management fee (note B)           1,747,642    1,144,124       591,798
  Amortization (note A)                    118,360       70,986        25,160
  General and administrative
     expenses (note B)                   1,099,740      479,785       149,854
  Professional fees                        317,809      144,752        33,323
                                    --------------  -----------   -----------
                                         3,283,551    1,839,647       800,135
                                    --------------  -----------   -----------
     NET INCOME (LOSS) (note A)     $  (11,568,501) $(6,284,543)  $(1,340,471)
                                    ==============  ===========   ===========
Net income (loss) allocated to
  general partner                   $     (115,684) $   (62,846)  $   (13,405)
                                    ==============  ===========   ===========
Net income (loss) allocated to
  assignees                         $  (11,452,817) $(6,221,697)  $(1,327,066)
                                    ==============  ===========   ===========
Net income (loss) per BAC           $        (0.50) $     (0.41)  $    (0.36)
                                    ==============  ===========   ===========

Series 24, 25 and 26 were not formed until after March 31, 1995, therefore no comparative information has been included. Series 27, 28 and 29 were not formed until after March 31, 1996, therefore no comparative information has been included.

* Includes net of gain on disposition of investment of $25,059 for Series 21, $4,596 for Series 22, and $23,253 for Series 24.

                                 (continued)

                   Boston Capital Tax Credit Fund IV L.P.

                                                   Series 20
                                     --------------------------------------
                                      Year ended    Year ended   Year ended
                                       March 31,     March 31,    March 31,
                                          1997         1996        1995
                                     -----------   -----------  -----------
Income
  Interest income                    $    41,051   $   151,206  $   230,964
  Miscellaneous income                         -             -          450
                                     -----------   -----------  -----------
                                          41,051       151,206      231,414
                                     -----------   -----------  -----------

Share of losses from operating
  limited partnerships (note A)       (2,941,378)   (2,804,393)    (544,795)
                                     -----------   -----------  -----------
Expenses
  Fund management fee (note B)           325,113       352,662      376,793
  Amortization (note A)                   23,285        23,285       15,470
  General and administrative
     expenses (note B)                    43,900        59,150       84,122
  Professional fees                       27,598        27,100       22,103
                                     -----------   -----------  -----------
                                         419,896       462,197      498,488
                                     -----------   -----------  -----------
     NET INCOME (LOSS) (note A)      $(3,320,223)  $(3,115,384) $  (811,869)
                                     ===========   ===========  ===========
Net income (loss) allocated to
  general partner                    $   (33,202)  $   (31,154) $    (8,119)
                                     ===========   ===========  ===========

Net income (loss) allocated to
  assignees                          $(3,287,021)  $(3,084,230) $  (803,750)
                                     ===========   ===========  ===========
Net income (loss) per BAC            $     (0.85)  $     (0.80) $     (0.31)
                                     ===========   ===========  ===========

Series 24, 25 and 26 were not formed until after March 31, 1995, therefore no comparative information has been included. Series 27, 28 and 29 were not formed until after March 31, 1996, therefore no comparative information has been included.

                                 (continued)

                   Boston Capital Tax Credit Fund IV L.P.

                                                   Series 21
                                     --------------------------------------
                                                                 Period July
                                                                   5, 1994
                                                                   (date of
                                                                  inception)
                                       Year ended    Year ended    through
                                       March 31,     March 31,      March
                                          1997          1996       31,1995
                                     -----------   -----------  -----------
Income
  Interest income                    $    63,343   $   109,287  $    77,548
  Miscellaneous income                         -             -            -
                                     -----------   -----------  -----------
                                          63,343       109,287       77,548
                                     -----------   -----------  -----------

Share of losses from operating
  limited partnerships (note A)       (2,109,014)*    (902,586)    (277,472)
                                     -----------   -----------  -----------
Expenses
  Fund management fee (note B)           224,252       227,886      146,328
  Amortization (note A)                   18,957        16,968        5,395
  General and administrative
     expenses (note B)                    39,434        32,530       31,110
  Professional fees                       33,123        34,911        2,500
                                     -----------   -----------  -----------
                                         315,766       312,295      185,333
                                     -----------   -----------  -----------
     NET INCOME (LOSS) (note A)      $(2,361,437)  $(1,105,594) $  (385,257)
                                     ===========   ===========  ===========
Net income (loss) allocated to
  general partner                    $   (23,614)  $   (11,056) $    (3,853)
                                     ===========   ===========  ===========
Net income (loss) allocated to
  assignees                          $(2,337,823)  $(1,094,538) $  (381,404)
                                     ===========   ===========  ===========
Net income (loss) per BAC            $     (1.24)  $     (0.58) $     (0.62)
                                     ===========   ===========  ===========

  Series 24, 25 and 26 were not formed until after March 31, 1995, therefore no comparative information has been included. Series 27, 28 and 29 were not formed until after March 31, 1996, therefore no comparative information has been included.

* Includes net of gain on disposition of investments of $25,059.

                                 (continued)

                   Boston Capital Tax Credit Fund IV L.P.

                                                     Series 22
                                     --------------------------------------
                                                                    Period
                                                                 October 12,
                                                                  1994 (date
                                                                      of
                                                                  inception)
                                       Year ended    Year ended    through
                                       March 31,     March 31,      March
                                          1997          1996       31,1995
                                     -----------   -----------  -----------
Income
  Interest income                    $    80,225   $    93,986  $    25,984
  Miscellaneous income                         -             -            -
                                     -----------   -----------  -----------
                                          80,225        93,986       25,984
                                     -----------   -----------  -----------
Share of losses from operating
  limited partnerships (note A)       (1,817,108)*  (1,155,551)     (62,112)

Expenses
  Fund management fee (note B)           223,892       243,174       63,896
  Amortization (note A)                   12,538        12,538        4,295
  General and administrative
     expenses (note B)                    57,572        44,702       29,649
  Professional fees                       27,957        24,860          420
                                     -----------   -----------  -----------
                                         321,959       325,274       98,260
                                     -----------   -----------  -----------
     NET INCOME (LOSS) (note A)      $(2,058,842)  $(1,386,839) $  (134,388)
                                     ===========   ===========  ===========
Net income (loss) allocated to
  general partner                    $   (20,588)  $   (13,868) $    (1,343)
                                     ===========   ===========  ===========
Net income (loss) allocated to
  assignees                          $(2,038,254)  $(1,372,971) $  (133,045)
                                     ===========   ===========  ===========
Net income (loss) per BAC            $     (0.79)  $     (0.54) $     (0.64)
                                     ===========   ===========  ===========

  Series 24, 25 and 26 were not formed until after March 31, 1995, therefore no comparative information has been included. Series 27, 28 and 29 were not formed until after March 31, 1996, therefore no comparative information has been included.

* Includes net of gain on disposition of investment of $4,596.

                                 (continued)

                   Boston Capital Tax Credit Fund IV L.P.

                                                    Series 23
                                     --------------------------------------
                                                                   Period
                                                                January 10,
                                                                 1995 (date
                                                                     of
                                                                 inception)
                                      Year ended    Year ended    through
                                       March 31,     March 31,     March
                                          1997          1996      31, 1995
                                     -----------   -----------  -----------
Income
  Interest income                    $   190,215   $   395,171  $     9,097
  Miscellaneous income                         -             -            -
                                     -----------   -----------  -----------
                                         190,215       395,171        9,097
                                     -----------   -----------  -----------

Share of losses from operating
  limited partnerships (note A)       (1,847,436)     (483,614)           -
                                     -----------   -----------  -----------
Expenses
  Fund management fee (note B)           212,843       236,748        4,781
  Amortization (note A)                   13,072         9,804            -
  General and administrative
     expenses (note B)                    93,594       195,444        4,973
  Professional fees                       20,186        15,765        8,300
                                     -----------   -----------  -----------
                                         339,695       457,761       18,054
                                     -----------   -----------  -----------
     NET INCOME (LOSS) (note A)      $(1,996,916)  $  (546,204) $    (8,957)
                                     ===========   ===========  ===========
Net income (loss) allocated to
  general partner                    $   (19,969)  $    (5,462) $       (90)
                                     ===========   ===========  ===========
Net income (loss) allocated to
  assignees                          $(1,976,947)  $  (540,742) $    (8,867)
                                     ===========   ===========  ===========
Net income (loss) per BAC            $     (0.59)  $     (0.18) $     (0.03)
                                     ===========   ===========  ===========

  Series 24, 25 and 26 were not formed until after March 31, 1995, therefore no comparative information has been included. Series 27, 28 and 29 were not formed until after March 31, 1996, therefore no comparative information has been included.

                                 (continued)

                   Boston Capital Tax Credit Fund IV L.P.

                                                            Series 24
                                                   ------------------------
                                                                Period June
                                                                  29, 1995
                                                                  (date of
                                                                 inception)
                                                    Year ended    through
                                                    March 31,      March
                                                       1997       31,1996
                                                   -----------  -----------
Income
  Interest income                                  $   193,065  $   139,594
  Miscellaneous income                                       -            -
                                                   -----------  -----------
                                                       193,065      139,594
                                                   -----------  -----------
Share of losses from operating limited
  partnerships (note A)                               (797,796)*   (149,023)
                                                   -----------  -----------
Expenses
  Fund management fee (note B)                         212,130       62,532
  Amortization (note A)                                 12,980        5,769
  General and administrative expenses (note B)          73,370       63,731
  Professional fees                                     25,402        2,396
                                                   -----------  -----------
                                                       323,882      134,428
                                                   -----------  -----------
     NET INCOME (LOSS) (note A)                    $  (928,613) $  (143,857)
                                                   ===========  ===========
Net income (loss) allocated to general partner     $    (9,286) $    (1,439)
                                                   ===========  ===========
Net income (loss) allocated to assignees           $  (919,327) $  (142,418)
                                                   ===========  ===========
Net income (loss) per BAC                          $     (0.42) $     (0.08)
                                                   ===========  ===========

  Series 24, 25 and 26 were not formed until after March 31, 1995, therefore no comparative information has been included. Series 27, 28 and 29 were not formed until after March 31, 1996, therefore no comparative information has been included.

* Net of gain on disposition of investment of $23,253.

                                 (continued)

                   Boston Capital Tax Credit Fund IV L.P.

                                                           Series 25
                                                   ------------------------
                                                                   Period
                                                                 September
                                                                  22, 1995
                                                                  (date of
                                                                 inception)
                                                    Year ended    through
                                                    March 31,      March
                                                       1997       31,1996
                                                   -----------  -----------
Income
  Interest income                                  $   442,637  $   130,046
  Miscellaneous income                                       -            -
                                                   -----------  -----------
                                                       442,637      130,046
                                                   -----------  -----------
Share of losses from operating limited
  partnerships (note A)                               (767,183)      22,315
                                                   -----------  -----------
Expenses
  Fund management fee (note B)                         214,610       19,146
  Amortization (note A)                                 10,488        2,622
  General and administrative expenses (note B)         171,239       71,054
  Professional fees                                     39,787       18,994
                                                   -----------  -----------
                                                       436,124      111,816
                                                   -----------  -----------
     NET INCOME (LOSS) (note A)                    $  (760,670) $    40,545
                                                   ===========  ===========
Net income (loss) allocated to general partner     $    (7,607) $       405
                                                   ===========  ===========
Net income (loss) allocated to assignees           $  (753,063) $    40,140
                                                   ===========  ===========
Net income (loss) per BAC                          $     (0.25) $      0.02
                                                   ===========  ===========

Series 24, 25 and 26 were not formed until after March 31, 1995, therefore no comparative information has been included. Series 27, 28 and 29 were not formed until after March 31, 1996, therefore no comparative information has been included.

                                 (continued)

                   Boston Capital Tax Credit Fund IV L.P.

                                                           Series 26
                                                   ------------------------
                                                                   Period
                                                                January 18,
                                                                 1996 (date
                                                                     of
                                                                 inception)
                                                    Year ended    through
                                                    March 31,      March
                                                       1997       31,1996
                                                   -----------  -----------
Income
  Interest income                                  $   962,666  $     8,666
  Miscellaneous income                                       -            -
                                                   -----------  -----------
                                                       962,666        8,666
                                                   -----------  -----------
Share of losses from operating limited
  partnerships (note A)                               (493,405)           -
                                                   -----------  -----------
Expenses
  Fund management fee (note B)                         181,052        1,976
  Amortization (note A)                                 14,198            -
  General and administrative expenses (note B)         378,577       13,174
  Professional fees                                    105,431       20,726
                                                   -----------  -----------
                                                       679,258       35,876
                                                   -----------  -----------
     NET INCOME (LOSS) (note A)                    $  (209,997) $   (27,210)
                                                   ===========  ===========
Net income (loss) allocated to general partner     $    (2,100) $      (272)
                                                   ===========  ===========
Net income (loss) allocated to assignees           $  (207,897) $   (26,938)
                                                   ===========  ===========
Net income (loss) per BAC                          $     (0.06) $     (0.07)
                                                   ===========  ===========

  Series 27, 28 and 29 were not formed until after March 31, 1996, therefore no comparative information has been included.

                                 (continued)

                   Boston Capital Tax Credit Fund IV L.P.

                                      Series 27     Series 28    Series 29
                                     -----------   -----------  -----------
                                                      Period       Period
                                     Period June    September     February
                                       17, 1996      30, 1996     10, 1997
                                       (date of      (date of     (date of
                                      inception)    inception)   inception)
                                       through       through      through
                                      March 31,     March 31,    March 31,
                                         1997          1997         1997
                                     -----------   -----------  -----------
Income
  Interest income                    $   269,562   $   254,197  $     1,992
  Miscellaneous income                         -             -            -
                                     -----------   -----------  -----------
                                         269,562       254,197        1,992
                                     -----------   -----------  -----------
Share of losses from operating
  limited partnerships (note A)           (9,016)       (1,567)           -
                                     -----------   -----------  -----------
Expenses
  Fund management fee (note B)           144,692         9,058            -
  Amortization (note A)                    7,761         5,081            -
  General and administrative
     expenses (note B)                   114,535       126,461        1,058
  Professional fees                       17,885        20,440            -
                                     -----------   -----------  -----------
                                         284,873       161,040        1,058
                                     -----------   -----------  -----------
     NET INCOME (LOSS) (note A)      $   (24,327)  $    91,590  $       934
                                     ===========   ===========  ===========
Net income (loss) allocated to
  general partner                    $      (243)  $       916  $         9
                                     ===========   ===========  ===========
Net income (loss) allocated to
  assignees                          $   (24,084)  $    90,674  $       925
                                     ===========   ===========  ===========
Net income (loss) per BAC            $     (0.02)  $      0.08  $      0.02
                                     ===========   ===========  ===========

  Series 27, 28 and 29 were not formed until after March 31, 1996, therefore no comparative information has been included.

                      See notes to financial statements

                   Boston Capital Tax Credit Fund IV L.P.

                                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                                  Years ended March 31, 1997, 1996 and 1995

                                                    Unrealized
                                                   gain (loss)
                                                        on
                                                    securities
                                                    available
                                         General    for sale,
          Total            Assignees     partner       net          Total
----------------------  ------------- ----------- -----------  ------------
Partners' capital
  (deficit), March 31,
  1994                  $  10,422,751 $        25 $         -  $ 10,422,776

Capital contributions      79,747,000           -           -    79,747,000

Selling commissions and
  registration costs      (12,370,670)          -           -   (12,370,670)

Net change in unrealized
  gain (loss) on
  securities available
  for sale                          -           -       6,671         6,671

Net income                 (1,327,066)    (13,405)          -    (1,340,471)
                        ------------- ----------- -----------  ------------
Partners' capital
  (deficit), March 31,
  1995                     76,472,015     (13,380)      6,671    76,465,306

Capital contributions      86,229,000           -           -    86,229,000

Selling commissions and
  registration costs      (11,909,415)          -           -   (11,909,415)

Net change in unrealized
  gain (loss) on
  securities available
  for sale                          -           -      20,303        20,303

Net (income) loss          (6,221,697)    (62,846)          -    (6,284,543)
                        ------------- ----------- -----------  ------------
Partners' capital
  (deficit), March 31,
  1996                    144,569,903     (76,226)     26,974   144,520,651

Capital contributions     104,754,000           -           -   104,754,000

Selling commissions and
  registration costs      (15,103,748)          -           -   (15,103,748)

Net change in unrealized
  gain (loss) on
  securities available
  for sale                          -           -      29,769        29,769

Net income (loss)         (11,452,817)   (115,684)          -   (11,568,501)
                        ------------- ----------- -----------  ------------
Partners' capital
  (deficit), March 31,
  1997                  $ 222,767,338 $  (191,910)$    56,743  $222,632,171
                        ============= =========== ===========  ============

                                 (continued)

                   Boston Capital Tax Credit Fund IV L.P.
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL - CONTINUED

                  Years ended March 31, 1997, 1996 and 1995

                                                   Unrealized
                                                  gain (loss)
                                                       on
                                                   securities
                                                   available
                                        General    for sale,
       Series 20          Assignees     partner       net         Total
----------------------  ------------- ----------- ----------- ------------
Partners' capital
  (deficit), March 31,
  1994                  $  10,422,751 $        25 $         - $ 10,422,776

Capital contributions      26,148,000           -           -   26,148,000

Selling commissions and
  registration costs       (3,951,277)          -           -   (3,951,277)

Net change in unrealized
  gain (loss) on
  securities available
  for sale                          -           -       4,767        4,767

Net income (loss)            (803,750)     (8,119)                (811,869)
                        ------------- ----------- ----------- ------------
Partners' capital
  (deficit), March 31,
  1995                     31,815,724      (8,094)      4,767   31,812,397

Selling commissions and
  registration costs             (271)          -           -         (271)

Reallocation of selling
  commissions and
  registration costs          439,824           -           -      439,824

Net change in unrealized
  gain (loss) on
  securities available
  for sale                          -           -      (4,659)      (4,659)

Net (income) loss          (3,084,230)    (31,154)          -   (3,115,384)
                        ------------- ----------- ----------- ------------
Partners' capital
  (deficit), March 31,
  1996                     29,171,047     (39,248)        108   29,131,907

Net change in unrealized
  gain (loss) on
  securities available
  for sale                          -           -         640          640

Net income (loss)          (3,287,021)    (33,202)          -   (3,320,223)
                        ------------- ----------- ----------- ------------
Partners' capital
  (deficit), March 31,
  1997                  $  25,884,026 $   (72,450)$       748 $ 25,812,324
                        ============= =========== =========== ============

                                 (continued)

                   Boston Capital Tax Credit Fund IV L.P.
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL - CONTINUED

                  Years ended March 31, 1997, 1996 and 1995

                                                     Unrealized
                                                    gain (loss)
                                                         on
                                                     securities
                                                     available
                                          General    for sale,
        Series 21           Assignees     partner       net        Total
------------------------   ------------ ----------- ----------- ------------
Capital contributions      $ 18,927,000 $         - $         - $ 18,927,000

Selling commissions and
  registration costs         (3,055,086)          -           -   (3,055,086)

Net change in unrealized
  gain (loss) on
  securities available for
  sale                                -           -       1,904        1,904

Net income                     (381,404)     (3,853)                (385,257)
                           ------------ ----------- ----------- ------------
Partners' capital
  (deficit), March 31,
  1995                       15,490,510      (3,853)      1,904   15,488,561

Reallocation of selling
  commissions and request
  in costs                      323,287           -           -      323,287

Net change in unrealized
  gain (loss) on
  securities available for
  sale                                -           -      (1,131)      (1,131)

Net (income) loss            (1,094,538)    (11,056)          -   (1,105,594)
                           ------------ ----------- ----------- ------------
Partners' capital
  (deficit), March 31,
  1996                       14,719,259     (14,909)        773   14,705,123

Net change in unrealized
  gain (loss) on
  securities available for
  sale                                -           -         (31)         (31)

Net income (loss)            (2,337,823)    (23,614)          -   (2,361,437)
                           ------------ ----------- ----------- ------------
Partners' capital
  (deficit), March 31,
  1997                     $ 12,381,436 $   (38,523)$       742 $ 12,343,655
                           ============ =========== =========== ============

                                 (continued)

                   Boston Capital Tax Credit Fund IV L.P.

                  Years ended March 31, 1997, 1996 and 1995

                                                      Unrealized
                                                         gain
                                                       (loss) on
                                                      securities
                                                       available
                                            General    for sale,
       Series 22              Assignees     partner       net       Total
------------------------    ------------  -----------  -----------  ------------
Capital contributions       $ 25,644,000  $         -  $         -  $ 25,644,000

Selling commissions and
  registration costs          (3,836,228)           -            -    (3,836,228)

Net change in unrealized
  gain (loss) on securities
  available for sale                   -            -            -             -

Net income                      (133,045)      (1,343)           -      (134,388)
                            ------------  -----------  -----------  ------------
Partners' capital (deficit),
  March 31, 1995              21,674,727       (1,343)           0    21,673,384

Selling commissions and
  registration costs             (12,514)           -            -       (12,514)

Reallocation of selling
  commissions and
  registration costs             112,962            -            -       112,962

Net change in unrealized
  gain (loss) on securities
  available for sale                   -            -          824           824

Net (income) loss             (1,372,971)     (13,868)           -    (1,386,839)
                            ------------  -----------  -----------  ------------
Partners' capital (deficit),
  March 31, 1996              20,402,204      (15,211)         824    20,387,817

Net change in unrealized
  gain (loss) on securities
  available for sale                   -            -          (59)          (59)

Net income (loss)             (2,038,254)     (20,588)           -    (2,058,842)
                            ------------  -----------  -----------  ------------
Partners' capital (deficit),
  March 31, 1997            $ 18,363,950  $   (35,799)$        765  $ 18,328,916
                            ============  ===========  ===========  ============

                                 (continued)

                   Boston Capital Tax Credit Fund IV L.P.

                  Years ended March 31, 1997, 1996 and 1995

                                                     Unrealized
                                                     gain (loss)
                                                          on
                                                      securities
                                                      available
                                           General    for sale,
         Series 23           Assignees     partner       net        Total
-------------------------   -----------  ----------- ----------- ------------
Capital contributions       $ 9,028,000  $         - $         - $  9,028,000

Selling commissions and
  registration costs         (1,528,079)           -           -   (1,528,079)

Net change in unrealized
  gain (loss) on securities
  available for sale                  -            -           -            -

Net income                       (8,867)         (90)          -       (8,957)
                            -----------  ----------- ----------- ------------

Partners' capital (deficit),
  March 31, 1995              7,491,054          (90)          0    7,490,964

Capital contributions        24,338,000            -           -   24,338,000

Selling commissions and
  registration costs         (3,353,365)           -           -   (3,353,365)

Net change in unrealized
  gain (loss) on securities
  available for sale                  -            -       6,631        6,631

Net (income) loss              (540,742)      (5,462)          -     (546,204)
                            -----------  ----------- ----------- ------------
Partners' capital (deficit),
  March 31, 1996             27,934,947       (5,552)      6,631   27,936,026

Net change in unrealized
  gain (loss) on securities
  available for sale                  -            -      (5,051)      (5,051)

Net income (loss)            (1,976,947)     (19,969)          -   (1,996,916)
                            -----------  ----------- ----------- ------------
Partners' capital (deficit),
  March 31, 1997            $25,958,000  $   (25,521)$     1,580 $ 25,934,059
                            ===========  =========== =========== ============

                                 (continued)

                   Boston Capital Tax Credit Fund IV L.P.

                  Years ended March 31, 1997, 1996 and 1995

                                                      Unrealized
                                                     gain (loss)
                                                          on
                                                      securities
                                                      available
                                           General    for sale,
         Series 24           Assignees     partner       net        Total
------------------------    -----------  ----------- ----------- ------------
Capital contributions       $ 21,697,000 $         - $         - $ 21,697,000

Selling commissions and
  registration costs          (3,167,250)          -           -   (3,167,250)

Net change in unrealized
  gain (loss) on securities
  available for sale                   -           -       4,545        4,545

Net (income) loss               (142,418)     (1,439)          -     (143,857)
                            -----------  ----------- ----------- ------------
Partners' capital (deficit),
  March 31, 1996              18,387,332      (1,439)      4,545   18,390,438

Net change in unrealized
  gain (loss) on securities
  available for sale                   -           -      (4,028)      (4,028)

Net income (loss)               (919,327)     (9,286)          -     (928,613)
                            -----------  ----------- ----------- ------------
Partners' capital (deficit),
  March 31, 1997            $ 17,468,005 $   (10,725)$       517 $ 17,457,797
                            ===========  =========== =========== ============

                                 (continued)

                   Boston Capital Tax Credit Fund IV L.P.

                  Years ended March 31, 1997, 1996 and 1995

                                                      Unrealized
                                                     gain (loss)
                                                          on
                                                      securities
                                                      available
                                           General    for sale,
         Series 25           Assignees     partner       net        Total
------------------------    -----------  ----------- ----------- ------------
Capital contributions       $30,248,000  $         - $         - $ 30,248,000

Selling commissions and
  registration costs         (4,499,493)           -           -   (4,499,493)

Net change in unrealized
  gain (loss) on securities
  available for sale                  -            -      12,764       12,764

Net (income) loss                40,140          405           -       40,545
                            -----------  ----------- ----------- ------------
Partners' capital (deficit),
  March 31, 1996             25,788,647          405      12,764   25,801,816

Selling commissions and
  registration costs             (3,652)           -           -       (3,652)

Net change in unrealized
  gain (loss) on securities
  available for sale                  -            -      (7,186)      (7,186)

Net income (loss)              (753,063)      (7,607)          -     (760,670)
                            -----------  ----------- ----------- ------------
Partners' capital (deficit),
  March 31, 1997            $25,031,932  $    (7,202)$     5,578 $ 25,030,308
                            ===========  =========== =========== ============

                                 (continued)

                   Boston Capital Tax Credit Fund IV L.P.

                  Years ended March 31, 1997, 1996 and 1995

                                                      Unrealized
                                                     gain (loss)
                                                          on
                                                      securities
                                                      available
                                           General    for sale,
         Series 26           Assigness     partner       net         Total
------------------------    ------------ ----------- -----------  ------------
Capital contributions       $  9,946,000 $         - $         -  $  9,946,000

Selling commissions and
  registration costs          (1,752,595)          -           -    (1,752,595)

Net change in unrealized
  gain (loss) on securities
  available for sale                   -           -       1,329         1,329

Net (income) loss                (26,938)       (272)          -       (27,210)
                            ------------ ----------- -----------  ------------
Partners' capital (deficit),
  March 31, 1996               8,166,467        (272)      1,329     8,167,524

Capital contributions         30,013,000           -           -    30,013,000

Selling commissions and
  registration costs          (4,177,907)          -           -    (4,177,907)

Net change in unrealized
  gain (loss) on securities
  available for sale                   -           -      18,066        18,066

Net income (loss)               (207,897)     (2,100)          -      (209,997)
                            ------------ ----------- -----------  ------------
Partners' capital (deficit),
  March 31, 1997            $ 33,793,663 $    (2,372)$    19,395  $ 33,810,686
                            ============ =========== ===========  ============

                                 (continued)

                   Boston Capital Tax Credit Fund IV L.P.

                  Years ended March 31, 1997, 1996 and 1995

                                                      Unrealized
                                                       gain on
                                                      securities
                                                      available
                                           General    for sale,
         Series 27           Assignees     partner       net         Total
------------------------    ------------ ----------- -----------  ------------
Capital contributions       $ 24,607,000 $         - $         -  $ 24,607,000

Selling commissions and
  registration costs          (3,687,455)          -           -    (3,687,455)

Net change in unrealized
  gain on securities
  available for sale                   -           -       7,550         7,550

Net loss                         (24,084)       (243)          -       (24,327)
                            ------------ ----------- -----------  ------------
Partners' capital (deficit),
  March 31, 1996            $ 20,895,461 $      (243)$     7,550  $ 20,902,768
                            ============ =========== ===========  ============
         Series 28
------------------------    ------------ ----------- -----------  ------------
Capital contributions       $ 39,999,000 $         - $         -  $ 39,999,000

Selling commissions and
  registration costs          (5,610,272)          -           -    (5,610,272)

Net change in unrealized
  gain on securities
  available for sale                   -           -      19,868        19,868

Net income                        90,674         916           -        91,590
                            ------------ ----------- -----------  ------------
Partners' capital (deficit),
  March 31, 1997            $ 34,479,402 $       916 $    19,868  $ 34,500,186
                            ============ =========== ===========  ============

         Series 29
------------------------    ------------ ----------- -----------  ------------
Capital contributions       $ 10,135,000 $         - $         -  $ 10,135,000

Selling commissions and
  registration costs          (1,624,462)          -           -    (1,624,462)

Net income                           925           9           -           934
                            ------------ ----------- -----------  ------------
Partners' capital (deficit),
  March 31, 1997            $  8,511,463 $         9 $         -  $  8,511,472
                            ============ =========== ===========  ============

                      See notes to financial statements

                   Boston Capital Tax Credit Fund IV L.P.

                          STATEMENTS OF CASH FLOWS

                                                           Total
                                         -------------------------------------------
                                         Year ended    Year ended
                                          March 31,     March 31,      Year ended
                                            1997          1996       March 31, 1995
                                         ------------- ------------- ---------------
Cash flows from operating activities
  Net income (loss)                      $ (11,568,501)$  (6,284,543)$    (1,340,471)
  Adjustments to reconcile net income
  (loss) to net cash provided by (used
  in) operating activities
     Share of losses from operating
       limited partnerships                 10,783,903     5,472,852         884,379
     Distributions received from
       operating limited partnerships            1,391             -               -
     Amortization                              118,360        70,986          25,160
     Organization costs                       (264,394)     (177,392)       (214,137)
  Changes in assets and liabilities
     Prepaid expenses                             (247)       (4,191)          2,472
     Other assets                             (117,439)    3,817,092      (4,339,500)
     Accounts payable and accrued             (317,080)      164,094
       expenses                                                               80,606
     Accounts payable - affiliates           1,045,255       444,955         (66,657)
                                         ------------- ------------- ---------------
       Net cash provided by (used in)
         operating activities                 (318,752)    3,503,853      (4,968,148)
                                         ------------- ------------- ---------------
Cash flows from investing activities
  Acquisition costs paid for operating
     limited partnerships                  (11,151,932)   (9,017,111)     (8,490,037)
  Capital contributions paid to
     operating limited partnerships        (41,188,223)  (29,067,964)    (39,683,219)
  Deposits for purchases of operating
     limited partnerships                   (5,021,622)   (5,838,846)       (638,929)
  Advances to operating limited
     partnerships                           (7,549,854)   (7,185,943)     (8,227,332)
  Purchase of investments (net of
     proceeds from sale of investments)    (28,077,767)  (14,752,716)     (3,681,468)
                                         ------------- ------------- ---------------
       Net cash used in investing
         activities                        (92,989,398)  (65,862,580)    (60,720,985)
                                         ------------- ------------- ---------------
Cash flows from financing activities
  Capital contributions received           103,779,906    84,861,547      79,346,188
  Selling commissions and registration     (15,124,909)  (12,675,119)    (12,465,360)
                                         ------------- ------------- ---------------
       Net cash provided by financing       88,654,997    72,186,428      66,880,828
                                         ------------- ------------- ---------------
       NET INCREASE (DECREASE) IN CASH
         AND CASH EQUIVALENTS               (4,653,153)    9,827,701       1,191,695

Cash and cash equivalents, beginning        19,454,787     9,627,086       8,435,391
                                         ------------- ------------- ---------------
Cash and cash equivalents, ending        $  14,801,634 $  19,454,787 $     9,627,086
                                         ============= ============= ===============

                                 (continued)

                   Boston Capital Tax Credit Fund IV L.P.

                                                               Total
                                            ----------------------------------------
                                               Year ended   Year ended   Year ended
                                               March 31,    March 31,    March 31,
                                                  1997         1996         1995
                                            ------------- ------------- ------------
Supplemental schedule of noncash investing
and financing activities

  The  partnership   has   increased  its
     in vestments  in   operating  limited
     partnerships   for   unpaid   capital
     contributions  due  to  the operating
     limited partnerships                   $  58,516,586 $  36,181,369 $ 25,193,880
                                            ============= ============= ============
  The   partnership   has   adjusted   its
     investment  and increased its capital
     contribution  obligation in operating
     limited  partnerships  for low income
     tax credits not generated              $   1,126,529 $     509,849 $     30,610
                                            ============= ============= ============
  The  partnership  has  recorded capital
     contributions  (syndication proceeds)
     being  held and subsequently released
     by the escrow agent                    $   3,505,470 $   2,531,376 $    400,812
                                            ============= ============= ============
  The   partnership   has   applied  notes
     receivable   and   advances   to  its
     capital  contribution  obligation  in
     operating limited partnerships         $  13,848,014 $           - $          -
                                            ============= ============= ============
  The     partnership    has    increased
     (decreased)  its investment available
     for sale for unrealized gain (losses)  $      29,769 $      20,303 $      6,671
                                            ============= ============= ============
  The   partnership   has   decreased  its
     investments   in   operating  limited
     partnerships   for   unpaid   capital
     contributions  due  to  the operating
     limited   partnership   disposed   of
     during the year                        $   1,773,705 $           - $          -
                                            ============= ============= ============
  The   partnership   has   increased  its
     deferred    acquisition   costs   for
     operating  partnerships  disposed  of
     during the year                        $      90,208 $           - $          -
                                            ============= ============= ============
  The   partnership   has   decreased  its
     investments and recorded a receivable
     for  tax credits not generated by the
     operating limited partnerships         $     236,894 $     256,361 $          -
                                            ============= ============= ============

  Series 27, 28 and 29 were not formed until after March 31, 1996, therefore no comparative information has been included.

                                 (continued)

                   Boston Capital Tax Credit Fund IV L.P.

                                                          Series 20
                                         -------------------------------------------
                                          Year ended    Year ended
                                           March 31,     March 31,      Year ended
                                              1997          1996       March 31, 1995
                                         ------------- ------------- ---------------
Cash flows from operating activities
  Net income (loss)                      $  (3,320,223)$  (3,115,384)$      (811,869)
  Adjustments to reconcile net income
  (loss) to net cash provided by (used
  in) operating activities
     Share of losses from operating
       limited partnerships                  2,941,378     2,804,393         544,795
     Distributions received from
       operating limited partnerships               88             -               -
     Amortization                               23,285        23,285          15,470
     Organization costs                              -             -         (25,664)
  Changes in assets and liabilities
     Prepaid expenses                             (247)       (2,143)          2,472
     Other assets                               67,528       190,857        (236,552)
     Accounts payable and accrued                    -             -
       expenses                                                               (2,096)
     Accounts payable - affiliates             378,973       186,366         (94,794)
                                         ------------- ------------- ---------------
       Net cash provided by (used in)
         operating activities                   90,782        87,374        (608,238)
                                         ------------- ------------- ---------------
Cash flows from investing activities
  Acquisition costs paid for operating
     limited partnerships                           (4)       56,387      (2,872,924)
  Capital contributions paid to
     operating limited partnerships           (943,061)   (4,134,806)    (19,989,056)
  Deposits for purchases of operating
     limited partnerships                            -       817,988        (365,769)
  Advances to operating limited
     partnerships                               41,266      (540,750)     (1,207,865)
  Purchase of investments (net of
     proceeds from sale of investments)        (66,553)    1,127,106      (1,838,759)
                                         ------------- ------------- ---------------
       Net cash used in investing
         activities                           (968,352)   (2,674,075)    (26,274,373)
                                         ------------- ------------- ---------------
Cash flows from financing activities
  Capital contributions received                     -             -      26,148,000
  Selling commissions and registration               -       439,553      (4,246,957)
                                         ------------- ------------- ---------------
       Net cash provided by financing                -       439,553      21,901,043
                                         ------------- ------------- ---------------
       NET INCREASE (DECREASE) IN CASH
         AND CASH EQUIVALENTS                 (877,570)   (2,147,148)     (4,981,568)

Cash and cash equivalents, beginning         1,306,675     3,453,823       8,435,391
                                         ------------- ------------- ---------------
Cash and cash equivalents, ending        $     429,105 $   1,306,675 $     3,453,823
                                         ============= ============= ===============

                                 (continued)

                   Boston Capital Tax Credit Fund IV L.P.

                                                             Series 20
                                            -------------------------------------------
                                               Year ended    Year ended    Year ended
                                                March 31,     March 31,     March 31,
                                                  1997          1996          1995
                                            -------------- --------------  ------------
Supplemental schedule of noncash investing
and financing activities

  The   partnership   has   increased  its
     investments   in   operating  limited
     partnerships   for   unpaid   capital
     contributions  due  to  the operating
     limited partnerships                   $            - $            -  $  7,999,778
                                            ============== ==============  ============
  The    partnership   has   adjusted  its
     investment  and increased its capital
     contribution  obligation in operating
     limited  partnerships  for low income
     tax credits not generated              $       75,779 $       59,008  $     30,610
                                            ============== ==============  ============
  The  partnership  has  recorded capital
     contributions  (syndication proceeds)
     being  held and subsequently released
     by the escrow agent                    $            - $            -  $          -
                                            ============== ==============  ============
  The   partnership   has   applied  notes
     receivable   and   advances   to  its
     capital  contribution  obligation  in
     operating limited partnerships         $      912,500 $            -  $          -
                                            ============== ==============  ============
  The     partnership    has    increased
     (decreased)  its investment available
     for sale for unrealized gain (losses)  $          640 $       (4,659) $      4,767
                                            ============== ==============  ============
  The   partnership   has   decreased  its
     investments   in  operating   limited
     partnerships   for   unpaid   capital
     contributions  due  to  the operating
     limited   partnership   disposed   of
     during the year                        $            - $            -  $          -
                                            ============== ==============  ============
  The   partnership   has   increased  its
     deferred    acquisition   costs   for
     operating  partnerships  disposed  of
     during the year                        $            - $            -  $          -
                                            ============== ==============  ============
  The   partnership   has   decreased  its
     investments and recorded a receivable
     for  tax credits not generated by the
     operating limited partnerships         $            - $            -  $          -
                                            ============== ==============  ============

Series 27, 28 and 29 were not formed until after March 31, 1996, therefore no comparative information has been included.

                                 (continued)

                   Boston Capital Tax Credit Fund IV L.P.

                                                           Series 21
                                         -------------------------------------------
                                           Year ended    Year ended
                                            March 31,     March 31,      Year ended
                                              1997          1996       March 31, 1995
                                         ------------- ------------- ---------------
Cash flows from operating activities
  Net income (loss)                      $  (2,361,437)$  (1,105,594)$      (385,257)
  Adjustments to reconcile net income
  (loss) to net cash provided by (used
  in) operating activities
     Share of losses from operating
       limited partnerships                  2,109,014       902,586         277,472
     Distributions received from
       operating limited partnerships                -             -               -
     Amortization                               18,957        16,968           5,395
     Organization costs                              -             -         (72,801)
  Changes in assets and liabilities
     Prepaid expenses                                -             -               -
     Other assets                               62,784       888,908        (916,129)
     Accounts payable and accrued                    -       (18,735)
       expenses                                                               18,735
     Accounts payable - affiliates             225,840       144,688           1,462
                                         ------------- ------------- ---------------
       Net cash provided by (used in)
         operating activities                   55,158       828,821      (1,071,123)
                                         ------------- ------------- ---------------
Cash flows from investing activities

  Acquisition costs paid for operating
     limited partnerships                            -       (15,979)     (2,024,056)
  Capital contributions paid to
     operating limited partnerships           (318,005)   (3,332,351)     (8,305,552)
  Deposits for purchases of operating
     limited  partnerships                           -             -         (76,160)
  Advances to operating limited
     partnerships                             (420,377)      533,781        (854,946)
  Purchase of investments (net of
     proceeds from sale of investments)       (221,571)    1,363,980      (1,842,709)
                                         ------------- ------------- ---------------
       Net cash used in investing
       activities                             (959,953)   (1,450,569)    (13,103,423)
                                         ------------- ------------- ---------------
Cash flows from financing activities
  Capital contributions received                     -       323,287      18,927,000
  Selling commissions and registration               -             -      (3,055,086)
                                         ------------- ------------- ---------------
       Net cash provided by financing                -       323,287      15,871,914
                                         ------------- ------------- ---------------
       NET INCREASE (DECREASE) IN CASH
         AND CASH EQUIVALENTS                 (904,795)     (298,461)      1,697,368

Cash and cash equivalents, beginning         1,398,907     1,697,368               -
                                         ------------- ------------- ---------------
Cash and cash equivalents, ending        $     494,112 $   1,398,907 $     1,697,368
                                         ============= ============= ===============

                                 (continued)

                   Boston Capital Tax Credit Fund IV L.P.

                                                             Series 21
                                            -------------------------------------------
                                                                           Period July
                                                                             5, 1994
                                                                             (date of
                                                                            inception)
                                               Year ended    Year ended      through
                                                March 31,     March 31,     March 31,
                                                  1997          1996           1995
                                            --------------  -------------  ------------
Supplemental schedule of noncash investing
and financing activities

  The   partnership   has   increased  its
     investments   in   operating  limited
     partnerships   for   unpaid   capital
     contributions  due  to  the operating
     limited partnerships                   $            -  $           -  $  5,504,010
                                            ==============  =============  ============
  The   partnership   has  adjusted  its
     investment  and increased its capital
     contribution  obligation in operating
     limited  partnerships  for low income
     tax credits not generated              $      299,263  $    208,544   $          -
                                            ==============  ============   ============
  The  partnership  has  recorded capital
     contributions  (syndication proceeds)
     being  held and subsequently released
     by the escrow agent                    $            -  $           -  $          -
                                            ==============  =============  ============
  The   partnership   has   applied  notes
     receivable   and   advances  to   its
     capital  contribution  obligation  in
     operating limited partnerships         $      138,080  $              $
                                            ==============  =============  ============
  The     partnership    has    increased
     (decreased)  its investment available
     for sale for unrealized gain (losses)  $          (31) $      (1,131) $      1,904
                                            ==============  =============  ============
  The   partnership   has   decreased  its
     investments   in   operating  limited
     partnerships   for   unpaid   capital
     contributions  due  to  the operating
     limited   partnership   disposed   of
     during the year                        $      319,435  $           -  $          -
                                            ==============  =============  ============
  The   partnership   has   increased  its
     deferred    acquisition   costs   for
     operating  partnerships  disposed  of
     during the year                        $            -  $           -  $          -
                                            ==============  =============  ============
  The   partnership   has   decreased  its
     investments and recorded a receivable
     for  tax credits not generated by the
     operating limited partnerships         $      118,031  $     125,174  $          -
                                            ==============  =============  ============

Series 27, 28 and 29 were not formed until after March 31, 1996, therefore no comparative information has been included.

                                 (continued)

                   Boston Capital Tax Credit Fund IV L.P.

                                                           Series 22
                                         --------------------------------------------
                                                                       Period October
                                                                       12, 1994 (date
                                           Year ended    Year ended    of inception)
                                            March 31,     March 31,    through March
                                              1997          1996          31, 1995
                                         ------------- ------------- ---------------
Cash flows from operating activities
  Net income (loss)                      $  (2,058,842)$  (1,386,839)$      (134,388)
  Adjustments to reconcile net income
  (loss) to net cash provided by (used
  in) operating activities
     Share of losses from operating
       limited partnerships                  1,817,108     1,155,551          62,112
     Distributions received from
       operating limited partnerships                -             -               -
     Amortization                               12,538        12,538           4,295
     Organization costs                              -        (5,336)        (58,805)
  Changes in assets and liabilities
     Prepaid expenses                                -             -               -
     Other assets                              109,096     3,275,723      (3,186,018)
     Accounts payable and accrued               (1,199)       (2,813)
       expenses                                                                4,012
     Accounts payable - affiliates             242,675        38,558           8,164
                                         ------------- ------------- ---------------
       Net cash provided by (used in)
         operating activities                  121,376     3,087,382      (3,300,628)
                                         ------------- ------------- ---------------
Cash flows from investing activities
  Acquisition costs paid for operating
     limited partnerships                      (38,438)     (230,858)     (2,629,126)
  Capital contributions paid to
     operating limited partnerships           (611,151)   (3,722,407)     (8,494,543)
  Deposits for purchases of operating
     limited partnerships                            -      (533,330)       (122,000)
  Advances to operating limited
     partnerships                             (342,847)      549,777      (4,259,063)
  Purchase of investments (net of
     proceeds from sale of investments)       (166,640)     (454,115)              -
                                         ------------- ------------- ---------------
       Net cash used in investing
       activities                           (1,159,076)   (4,390,933)    (15,504,732)
                                         ------------- ------------- ---------------
Cash flows from financing activities
  Capital contributions received                     -             -      25,644,000
  Selling commissions and registration               -       (12,514)     (3,836,228)
                                         ------------- ------------- ---------------
       Net cash provided by financing                -       (12,514)     21,807,772
                                         ------------- ------------- ---------------
       NET INCREASE (DECREASE) IN CASH
         AND CASH EQUIVALENTS               (1,037,700)   (1,316,065)      3,002,412

Cash and cash equivalents, beginning         1,686,347     3,002,412               -
                                         ------------- ------------- ---------------
Cash and cash equivalents, ending        $     648,647 $   1,686,347 $     3,002,412
                                         ============= ============= ===============

                                 (continued)

                   Boston Capital Tax Credit Fund IV L.P.

                                                             Series 22
                                            --------------------------------------------
                                                                               Period
                                                                             October 12,
                                               Year ended      Year ended     1994 (date
                                                March 31,       March 31,        of
                                                  1997            1996        inception)
                                                                               through
                                                                               March 31,
                                                                                 1995
                                            --------------  --------------  ------------
Supplemental schedule of noncash investing
and financing activities

  The   partnership   has   increased  its
     investments   in   operating  limited
     partnerships   for   unpaid   capital
     contributions  due  to  the operating
     limited partnerships                   $      664,633  $    4,651,600  $  9,494,281
                                            ==============  ==============  ============
  The   partnership   has  adjusted  its
     investment  and increased its capital
     contribution  obligation in operating
     limited  partnerships  for low income
     tax credits not generated              $      114,458  $      128,374  $          -
                                            ==============  ==============  ============
  The  partnership  has  recorded capital
     contributions  (syndication proceeds)
     being  held and subsequently released
     by the escrow agent                    $            -  $            -  $          -
                                            ==============  ==============  ============
  The   partnership   has   applied  notes
     receivable   and   advances   to  its
     capital  contribution  obligation  in
     operating limited partnerships         $    2,123,455  $            -  $          -
                                            ==============  ==============  ============
  The     partnership    has    increased
     (decreased)  its investment available
     for sale for unrealized gain (losses)  $          (59) $          824  $          -
                                            ==============  ==============  ============
  The   partnership   has   decreased  its
     investments   in   operating  limited
     partnerships   for   unpaid   capital
     contributions  due  to  the operating
     limited   partnership   disposed   of
     during the year                        $      995,075  $            -  $          -
                                            ==============  ==============  ============
  The   partnership   has   increased  its
     deferred    acquisition   costs   for
     operating  partnerships  disposed  of
     during the year                        $       90,208  $            -  $          -
                                            ==============  ==============  ============
  The   partnership   has   decreased  its
     investments and recorded a receivable
     for  tax credits not generated by the
     operating limited partnerships         $            -  $      131,187  $          -
                                            ==============  ==============  ============

Series 27, 28 and 29 were not formed until after March 31, 1996, therefore no comparative information has been included.

                                 (continued)

                   Boston Capital Tax Credit Fund IV L.P.

                                                           Series 23
                                         --------------------------------------------
                                                                       Period January
                                                                       10, 1995 (date
                                           Year ended    Year ended    of inception)
                                            March 31,     March 31,    through March
                                              1997          1996          31, 1995
                                         ------------- ------------- ---------------
Cash flows from operating activities
  Net income (loss)                      $  (1,996,916)$    (546,204)$        (8,957)
  Adjustments to reconcile net income
  (loss) to net cash provided by (used
  in) operating activities
     Share of losses from operating
       limited partnerships                  1,847,436       483,614               -
     Distributions received from
       operating limited partnerships              378             -               -
     Amortization                               13,072         9,804               -
     Organization costs                              -        (9,087)        (56,867)
  Changes in assets and liabilities
     Prepaid expenses                                -        (2,048)              -
     Other assets                             (181,000)     (268,438)           (801)
     Accounts payable and accrued                    -       (59,955)
       expenses                                                               59,955
     Accounts payable - affiliates              50,832       (18,511)         18,511
                                         ------------- ------------- ---------------
       Net cash provided by (used in)
         operating activities                 (266,198)     (410,825)         11,841
                                         ------------- ------------- ---------------
Cash flows from investing activities
  Acquisition costs paid for operating
     limited partnerships                      (32,371)   (2,676,499)       (963,931)
  Capital contributions paid to
     operating limited partnerships         (3,749,205)  (10,553,952)     (3,019,447)
  Deposits for purchases of operating
     limited partnerships                            -      (588,004)        (75,000)
  Advances to operating limited
     partnerships                              409,630    (2,122,312)     (1,780,079)
  Purchase of investments (net of
     proceeds from sale of investments)      3,903,324    (5,002,113)              -
                                         ------------- ------------- ---------------
       Net cash used in investing
         activities                            531,378   (20,942,880)     (5,838,457)
                                         ------------- ------------- ---------------
Cash flows from financing activities
  Capital contributions received                     -    24,738,812       8,627,188
  Selling commissions and registration               -    (3,544,972)     (1,327,089)
                                         ------------- ------------- ---------------
       Net cash provided by financing                -    21,193,840       7,300,099
                                         ------------- ------------- ---------------
       NET INCREASE (DECREASE) IN CASH
         AND CASH EQUIVALENTS                  265,180      (159,865)      1,473,483

Cash and cash equivalents, beginning         1,313,618     1,473,483               -
                                         ------------- ------------- ---------------
Cash and cash equivalents, ending        $   1,578,798 $   1,313,618 $     1,473,483
                                         ============= ============= ===============

                                 (continued)

                   Boston Capital Tax Credit Fund IV L.P.

                                                             Series 23
                                            --------------------------------------------
                                                                              Period
                                                                           January 10,
                                                                            1995 (date
                                                                                of
                                                                            inception)
                                               Year ended     Year ended     through
                                                March 31,      March 31,     March 31,
                                                  1997           1996           1995
                                            --------------  --------------  ------------
Supplemental schedule of noncash investing
and financing activities

  The   partnership   has   increased  its
     investments   in   operating  limited
     partnerships   for   unpaid   capital
     contributions  due  to  the operating
     limited partnerships                   $       80,126  $   19,056,893  $  2,195,811
                                            ==============  ==============  ============
  The   partnership   has  adjusted  its
     investment  and increased its capital
     contribution  obligation in operating
     limited  partnerships  for low income
     tax credits not generated              $      293,659  $      101,078  $          -
                                            ==============  ==============  ============
  The  partnership  has  recorded capital
     contributions  (syndication proceeds)
     being  held and subsequently released
     by the escrow agent                    $            -  $            -  $    400,812
                                            ==============  ==============  ============
  The   partnership   has   applied  notes
     receivable   and    advances  to  its
     capital  contribution  obligation  in
     operating limited partnership          $    2,105,920  $            -  $          -
                                            ==============  ==============  ============
  The     partnership    has    increased
     (decreased)  its investment available
     for sale for unrealized gain (losses)  $       (5,051) $        6,631  $          -
                                            ==============  ==============  ============
  The   partnership   has   decreased  its
     investments   in   operating  limited
     partnerships   for   unpaid   capital
     contributions  due  to  the operating
     limited   partnership   disposed   of
     during the year                        $            -  $            -  $          -
                                            ==============  ==============  ============
  The   partnership   has   increased  its
     deferred    acquisition   costs   for
     operating  partnerships  disposed  of
     during the year                        $            -  $            -  $          -
                                            ==============  ==============  ============
  The   partnership   has   decreased  its
     investments and recorded a receivable
     for  tax credits not generated by the
     operating limited partnerships         $      118,863  $            -  $          -
                                            ==============  ==============  ============

Series 27, 28 and 29 were not formed until after March 31, 1996, therefore no comparative information has been included.

                                 (continued)

                   Boston Capital Tax Credit Fund IV L.P.

                                                                   Series 24
                                                         ---------------------------
                                                                      Period June 29,
                                                                       1995 (date of
                                                                         inception)
                                                           Year ended     through
                                                            March 31,    March 31,
                                                              1997         1996
                                                         ------------- -------------
Cash flows from operating activities
  Net income (loss)                                      $    (928,613)$    (143,857)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities
     Share of losses from operating limited partnerships       797,796       149,023
     Distributions received from operating limited
       partnerships                                                925             -
     Amortization                                               12,980         5,769
     Organization costs                                              -       (64,178)
  Changes in assets and liabilities
     Prepaid expenses                                                -             -
     Other assets                                               13,326      (114,135)
     Accounts payable and accrued expenses                    (236,334)      236,334
     Accounts payable - affiliates                              46,367        33,597
                                                         ------------- -------------
       Net cash provided by (used in) operating
         activities                                           (293,553)      102,553
                                                         ------------- -------------
Cash flows from investing activities
  Acquisition costs paid for operating limited
     partnerships                                             (220,514)   (2,240,982)
  Capital contributions paid to operating limited
     partnerships                                           (5,596,362)   (4,842,663)
  Deposits for purchases of operating limited
     partnerships                                             (413,344)   (1,805,091)
  Advances to operating limited partnerships                  (259,283)   (2,012,394)
  Purchase of investments (net of proceeds from sale of
     investments)                                            2,631,254    (2,934,686)
                                                         ------------- -------------
       Net cash used in investing activities                (3,858,249)  (13,835,816)
                                                         ------------- -------------
Cash flows from financing activities
  Capital contributions received                                     -    21,697,000
  Selling commissions and registration costs paid                    -    (3,167,250)
                                                         ------------- -------------
       Net cash provided by financing activities                     -    18,529,750
                                                         ------------- -------------
       NET INCREASE (DECREASE) IN CASH AND CASH
         EQUIVALENTS                                        (4,151,802)    4,796,487

Cash and cash equivalents, beginning                         4,796,487             -
                                                         ------------- -------------
Cash and cash equivalents, ending                        $     644,685 $   4,796,487
                                                         ============= =============

                                 (continued)

                   Boston Capital Tax Credit Fund IV L.P.

                                                                   Series 24
                                                         ---------------------------
                                                                         Period June
                                                                          29, 1995
                                                                          (date of
                                                                         inception)
                                                           Year ended      through
                                                            March 31,     March 31,
                                                              1997          1996
                                                         ------------- -------------
Supplemental schedule of noncash investing and
financing activities

  The  partnership  has  increased its investments in
     operating   limited   partnerships   for  unpaid
     capital   contributions  due  to  the  operating
     limited partnerships                                $   6,484,723 $   4,939,386
                                                         ============= =============
  The  partnership  has  adjusted  its investment and
     increased its capital contribution obligation in
     operating  limited  partnerships  for low income
     tax credits not generated                           $     191,888 $      12,845
                                                         ============= =============
  The  partnership has recorded capital contributions
     (syndication    proceeds)    being    held   and
     subsequently released by the escrow agent           $           - $           -
                                                         ============= =============
  The  partnership  has  applied notes receivable and
     advances  to its capital contribution obligation
     in operating limited partnerships                   $   1,497,662 $           -
                                                         ============= =============
  The   partnership  has  increased  (decreased)  its
     investment  available  for  sale  for unrealized
     gain (losses)                                       $      (4,028)$       4,545
                                                         ============= =============
  The  partnership  has  decreased its investments in
     operating    limited   partnerships  for  unpaid
     capital   contributions  due  to  the  operating
     limited partnership disposed of during the year    $      459,195 $           -
                                                         ============= =============
  The    partnership   has   increased  its  deferred
     acquisition  costs  for  operating  partnerships
     disposed of during the year                        $            - $           -
                                                         ============= =============
  The  partnership  has decreased its investments and
     recorded   a  receivable  for  tax  credits  not
     generated by the operating limited partnerships    $            - $           -
                                                         ============= =============

Series 27, 28 and 29 were not formed until after March 31, 1996, therefore no comparative information has been included.

                                 (continued)

                   Boston Capital Tax Credit Fund IV L.P.

                                                                  Series 25
                                                       ----------------------------
                                                                          Period
                                                                       September 22,
                                                                       1995 (date of
                                                         Year ended     inception)
                                                          March 31,    through March
                                                            1997         31, 1996
                                                       ------------- --------------
Cash flows from operating activities
  Net income (loss)                                    $    (760,670)$       40,545
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities
     Share of losses from operating limited
       partnerships                                          767,183
     Distributions received from operating limited
       partnerships                                                -              -
     Amortization                                                  -        (22,315)
     Organization costs                                       10,488          2,622
  Changes in assets and liabilities                                -        (52,440)
     Prepaid expenses                                              -              -
     Other assets                                             41,697       (147,947)
     Accounts payable and accrued expenses                       392            591
     Accounts payable - affiliates                            15,095          1,459
                                                       ------------- --------------
       Net cash provided by (used in) operating
         activities                                           74,185       (177,485)
                                                       ------------- --------------
Cash flows from investing activities
  Acquisition costs paid for operating limited
     partnerships                                           (394,746)    (2,891,760)
  Capital contributions paid to operating limited
     partnerships                                         (7,672,304)    (1,939,506)
  Deposits for purchases of operating limited
     partnerships                                         (3,403,085)    (3,272,307)
  Advances to operating limited partnerships                 139,287     (2,190,960)
  Purchase of investments (net of proceeds from sale
     of investments)                                       4,908,818     (7,968,627)
                                                       ------------- --------------
       Net cash used in investing activities              (6,422,030)   (18,263,160)
                                                       ------------- --------------
Cash flows from financing activities
  Capital contributions received                                   -     30,248,000
  Selling commissions and registration costs paid             (3,652)    (4,499,493)
                                                       ------------- --------------
       Net cash provided by financing activities              (3,652)    25,748,507
                                                       ------------- --------------
       NET INCREASE (DECREASE) IN CASH AND CASH
         EQUIVALENTS                                      (6,351,497)     7,307,862
                                                       ------------- --------------
Cash and cash equivalents, beginning                       7,307,862              -
                                                       ------------- --------------
Cash and cash equivalents, ending                      $     956,365 $    7,307,862
                                                       ============= ==============

                                 (continued)

                   Boston Capital Tax Credit Fund IV L.P.

                                                                  Series 25
                                                         ---------------------------
                                                                          Period
                                                                       September 22,
                                                                           1995
                                                                        (date of
                                                          Year ended    inception)
                                                           March 31,   through March
                                                             1997        31, 1996
                                                         ------------- -------------
Supplemental schedule of noncash investing and
financing activities

  The  partnership  has  increased its investments in
     operating    limited   partnerships  for  unpaid
     capital   contributions  due  to  the  operating
     limited partnerships                                $  15,092,627 $   4,911,886
                                                         ============= =============
  The  partnership  has  adjusted  its investment and
     increased its capital contribution obligation in
     operating  limited  partnerships  for low income
     tax credits not generated                           $     104,873 $           -
                                                         ============= =============
  The  partnership has recorded capital contributions
     (syndication    proceeds)    being    held   and
     subsequently released by the escrow agent           $           - $           -
                                                         ============= =============
  The  partnership  has  applied notes receivable and
     advances  to its capital contribution obligation
     in operating limited partnerships                   $   5,789,497 $           -
                                                         ============= =============
  The   partnership  has  increased  (decreased)  its
     investment  available  for  sale  for unrealized
     gain (losses)                                       $      (7,186)$      12,764
                                                         ============= =============
  The  partnership  has  decreased its investments in
     operating    limited   partnerships  for  unpaid
     capital   contributions  due  to  the  operating
     limited partnership disposed of during the year    $            - $           -
                                                         ============= =============
  The    partnership   has   increased  its  deferred
     acquisition  costs  for  operating  partnerships
     disposed of during the year                        $            - $           -
                                                         ============= =============
  The  partnership  has decreased its investments and
     recorded   a  receivable  for  tax  credits  not
     generated by the operating limited partnerships    $            - $           -
                                                         ============= =============

Series 27, 28 and 29 were not formed until after March 31, 1996, therefore no comparative information has been included.

                                 (continued)

                   Boston Capital Tax Credit Fund IV L.P.

                                                                   Series 26
                                                         ---------------------------
                                                                           Period
                                                                         January 18,
                                                                         1996 (date
                                                                             of
                                                                         inception)
                                                           Year ended      through
                                                            March 31,     March 31,
                                                              1997          1996
                                                         ------------- -------------
Cash flows from operating activities
  Net income (loss)                                      $    (209,997)$     (27,210)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities
     Share of losses from operating limited partnerships       493,405             -
     Distributions received from operating limited
       partnerships                                                  -             -
     Amortization                                               14,198             -
     Organization costs                                        (48,304)      (46,351)
  Changes in assets and liabilities
     Prepaid expenses                                                -             -
     Other assets                                              (51,068)       (7,876)
     Accounts payable and accrued expenses                     (85,639)        8,672
     Accounts payable - affiliates                             (49,168)       58,798
                                                         ------------- -------------
       Net cash provided by (used in) operating
         activities                                             63,427       (13,967)
                                                         ------------- -------------
Cash flows from investing activities

  Acquisition costs paid for operating limited
     partnerships                                           (3,163,343)   (1,017,420)
  Capital contributions paid to operating limited
     partnerships                                          (10,395,846)     (542,279)
  Deposits for purchases of operating limited
     partnerships                                           (1,145,193)     (458,102)
  Advances to operating limited partnerships                (2,559,748)   (1,403,085)
  Purchase of investments (net of proceeds from sale of
     investments)                                          (11,269,351)     (884,261)
                                                         ------------- -------------
       Net cash used in investing activities               (28,533,481)   (4,305,147)
                                                         ------------- -------------
Cash flows from financing activities
  Capital contributions received                            32,544,376     7,414,624
  Selling commissions and registration costs paid           (4,479,883)   (1,450,619)
                                                         ------------- -------------
       Net cash provided by financing activities            28,064,493     5,964,005
                                                         ------------- -------------
       NET INCREASE (DECREASE) IN CASH AND CASH
         EQUIVALENTS                                          (405,561)    1,644,891

Cash and cash equivalents, beginning                         1,644,891             -
                                                         ------------- -------------
Cash and cash equivalents, ending                        $   1,239,330 $   1,644,891
                                                         ============= =============

                                 (continued)

                   Boston Capital Tax Credit Fund IV L.P.

                                                                   Series 26
                                                         ---------------------------
                                                                           Period
                                                                         January 18,
                                                                         1996 (date
                                                                             of
                                                                         inception)
                                                           Year ended      through
                                                            March 31,     March 31,
                                                              1997          1996
                                                         ------------- -------------
Supplemental schedule of noncash investing and
financing activities

  The  partnership  has  increased its investments in
     operating    limited   partnerships  for  unpaid
     capital   contributions  due  to  the  operating
     limited partnerships                                $  16,205,864 $   2,621,604
                                                         ============= =============
  The  partnership  has  adjusted  its investment and
     increased its capital contribution obligation in
     operating  limited  partnerships  for low income
     tax credits not generated                           $      46,609 $           -
                                                         ============= =============
  The  partnership has recorded capital contributions
     (syndication    proceeds)    being    held   and
     subsequently released by the escrow agent           $           - $   2,531,376
                                                         ============= =============
  The  partnership  has  applied notes receivable and
     advances  to its capital contribution obligation
     in operating limited partnerships                   $   1,280,900 $           -
                                                         ============= =============
  The   partnership  has  increased  (decreased)  its
     investment  available  for  sale  for unrealized
     gain (losses)                                       $      18,066 $       1,329
                                                         ============= =============
  The  partnership  has  decreased its investments in
     operating    limited   partnerships  for  unpaid
     capital   contributions  due  to  the  operating
     limited partnership disposed of during the year    $            - $           -
                                                         ============= =============
  The    partnership   has   increased  its  deferred
     acquisition  costs  for  operating  partnerships
     disposed of during the year                        $            - $           -
                                                         ============= =============
  The  partnership  has decreased its investments and
     recorded   a  receivable  for  tax  credits  not
     generated by the operating limited partnerships    $            - $           -
                                                         ============= =============

Series 27, 28 and 29 were not formed until after March 31, 1996, therefore no comparative information has been included.

                                 (continued)

                   Boston Capital Tax Credit Fund IV L.P.

                          STATEMENTS OF CASH FLOWS

                                            Series 27     Series 28     Series 29
                                         ------------- ------------- -------------
                                                           Period
                                           Period June    September
                                            16, 1996      30, 1996        Period
                                            (date of      (date of     February 10,
                                           inception)    inception)   1997 (date of
                                             through       through      inception)
                                            March 31,     March 31,   through March
                                              1997          1997         31, 1997
                                         ------------- ------------- -------------
Cash flows from operating activities
  Net income (loss)                      $     (24,327)$      91,590 $         934
  Adjustments to reconcile net income
  (loss) to net cash provided by (used
  in) operating activities
     Share of losses from operating
       limited partnerships                      9,016         1,567             -
     Distributions received from
       operating limited partnerships                -             -             -
     Amortization                                7,761         5,081             -
     Organization costs                        (77,611)     (101,629)      (36,850)
  Changes in assets and liabilities
     Prepaid expenses                                -             -             -
     Other assets                              (33,090)     (146,712)            -
     Accounts payable and accrued                    -         5,700
       expenses                                                                  -
     Accounts payable - affiliates                   -         2,100       132,541
                                         ------------- ------------- -------------
       Net cash provided by (used in)
         operating activities                 (118,251)     (142,303)       96,625
                                         ------------- ------------- -------------
Cash flows from investing activities
  Acquisition costs paid for operating
     limited partnerships                   (2,611,813)   (3,665,291)   (1,025,412)
  Capital contributions paid to
     operating limited partnerships         (8,222,590)   (1,363,482)   (2,316,217)
  Deposits for purchases of operating
     limited partnerships                      (60,000)            -             -
  Advances to operating limited
     partnerships                             (814,125)   (3,743,657)            -
  Purchase of investments (net of
     proceeds from sale of investments)     (6,912,079)  (20,884,969)            -
                                         ------------- ------------- -------------
       Net cash used in investing
         activities                        (18,620,607)  (29,657,399)   (3,341,629)
                                         ------------- ------------- -------------
Cash flows from financing activities
  Capital contributions received            24,607,000    39,999,000     6,629,530
  Selling commissions and registration      (3,687,455)   (5,610,272)   (1,343,647)
                                         ------------- ------------- -------------
       Net cash provided by financing       20,919,545    34,388,728     5,285,883
                                         ------------- ------------- -------------
       NET INCREASE (DECREASE) IN CASH
         AND CASH EQUIVALENTS                2,180,687     4,589,026     2,040,879

Cash and cash equivalents, beginning                 -             -             -
                                         ------------- ------------- -------------
Cash and cash equivalents, ending        $   2,180,687 $   4,589,026 $   2,040,879
                                         ============= ============= =============

                                 (continued)

                   Boston Capital Tax Credit Fund IV L.P.

                                             Series 27    Series 28    Series 29
                                         ------------- ------------- -------------
                                                            Period       Period
                                            Period June   September     February
                                              16, 1996     30, 1996     10, 1997
                                              (date of     (date of     (date of
                                             inception)   inception)   inception)
                                              through      through      through
                                             March 31,    March 31,    March 31,
                                                1997         1997         1997
                                           -----------  -----------  ------------
Supplemental schedule of noncash
investing and financing activities

  The   partnership  has  increased  its
     investments   in  operating  limited
     partnerships   for   unpaid  capital
     contributions  due  to the operating
     limited partnerships                  $11,692,712  $ 2,962,467  $  5,333,434
                                           ===========  ===========  ============
  The   partnership   has   adjusted  its
     investment and increased its capital
     contribution obligation in operating
     limited  partnerships for low income
     tax credits not generated             $         -  $         -  $          -
                                           ===========  ===========  ============
  The  partnership  has recorded capital
     contributions (syndication proceeds)
     being held and subsequently released
     by the escrow agent                   $         -  $         -  $  3,505,470
                                           ===========  ===========  ============
  The   partnership  has  applied  notes
     receivable   and   advances  to  its
     capital  contribution  obligation in
     operating limited partnerships        $         -  $         -  $          -
                                           ===========  ===========  ============
  The    partnership    has    increased
     (decreased) its investment available
     for   sale   for   unrealized   gain
     (losses)                              $     7,550  $    19,868  $          -
                                           ===========  ===========  ============
  The   partnership  has  decreased  its
     investments   in  operating  limited
     p a rtnerships  for  unpaid  capital
     contributions  due  to the operating
     limited    partnership  disposed  of
     during the year                       $         -  $         -  $          -
                                           ===========  ===========  ============
  The   partnership  has  increased  its
     deferred   acquisition   costs   for
     operating  partnerships  disposed of
     during the year                      $          -  $         -  $          -
                                           ===========  ===========  ============
  The   partnership  has  decreased  its
     investments     and    recorded    a
     receivable    for  tax  credits  not
     generated  by  the operating limited
     partnerships                         $          -  $         -  $          -
                                           ===========  ===========  ============

Series 27, 28 and 29 were not formed until after March 31, 1996, therefore no comparative information has been included.

                                 (continued)

                   Boston Capital Tax Credit Fund IV L.P.

                        NOTES TO FINANCIAL STATEMENTS

                        March 3, 1997, 1996 and 1995

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

  The BACs issued and outstanding in each series at March 31, 1997 and 1996 are as follows:

                                         1997         1996
                                     ----------   ----------
 Series 20                            3,866,700    3,866,700
 Series 21                            1,892,700    1,892,700
 Series 22                            2,564,400    2,564,400
 Series 23                            3,336,727    3,336,727
 Series 24                            2,169,878    2,169,878
 Series 25                            3,026,109    3,026,109
 Series 26                            3,995,900      994,600
 Series 27                            2,460,700            -
 Series 28                            4,000,738            -
 Series 29                            1,013,500            -
                                     ----------   ----------
                                     28,327,352   17,851,114
                                     ==========   ==========

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995


NOTE A - ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES
         (Continued)

  Investment in Operating Limited Partnerships

  The fund accounts for the investment in the operating limited partnership using the equity method, whereby, the fund adjusts the investment cost for its share of the operating limited partnership's results of operations and for any distributions received or accrued. However, the fund recognizes individual operating limited partnership's losses only to the extent that the fund's share of losses of the operating partnerships does not exceed the carrying amount of its investment. Unrecognized losses will be suspended and offset against future individual operating limited partnership's income.

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

  The operating partnerships maintain their financial statements based on a calendar year and the fund utilizes a March 31 year end. The fund records losses and income from the operating partnerships on a calendar year basis which is not materially different from losses and income generated if the operating partnerships utilized a March 31 year end.

  The fund records capital contributions payable to the operating partnerships once there is a binding obligation to fund a specified amount. The operating partnerships record capital contributions from the fund when received.

  The fund records acquisition cost as an increase in its investment in operating partnerships. Certain operating partnerships have not recorded the acquisition costs as a capital contribution from the fund. These differences are shown as reconciling items in Note C.

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995


NOTE A - ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES
         (Continued)

  Investment in Operating Limited Partnerships (Continued)

  During the years ended March 31, 1997 and 1996, the fund acquired interests in operating limited partnerships as follows:

                                      1997     1996
                                    -------  -------
 Series 20                                -        -
 Series 21                                -        1
 Series 22                                1       13
 Series 23                                -       17
 Series 24                                9       15
 Series 25                               17        5
 Series 26                               26        7
 Series 27                                7        -
 Series 28                                5        -
 Series 29                                3        -
                                    -------  -------
                                         68       58
                                    -------  -------

  Organization Costs

  Initial organization and offering expenses common to all Series, are allocated on a percentage of equity raised to each Series.

  Organization costs are being amortized on the straight-line method over sixty months. Accumulated amortization for the years ended March 31, 1997 and 1996 is as follows:

                                    1997          1996
                               -----------   -----------
 Series 20                     $    62,040   $    38,755
 Series 21                          41,320        22,363
 Series 22                          29,371        16,833
 Series 23                          22,876         9,804
 Series 24                          18,749         5,769
 Series 25                          13,110         2,622
 Series 26                          14,198             -
 Series 27                           7,761             -
 Series 28                           5,081             -
 Series 29                               -             -
                               -----------   -----------
                               $   214,506   $    96,146
                               ===========   ===========

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995


NOTE A - ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES
         (Continued)

  Deferred Acquisition Costs

  Deferred acquisition costs which are not allocated to the investments in operating limited partnerships will be amortized on the straight-line method over 27.5 years upon the final acquisition of limited partnership interests in operating limited partnerships.

  Income Taxes

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

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995


NOTE A - ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES
         (Continued)

  Net Income (Loss) Per Beneficial Assignee Certificate Unit

  Net income (loss) per beneficial assignee certificate unit is calculated based upon the weighted average number of units outstanding during the year or period. The weighted average number of units in each series at March 31, 1997, 1996 and 1995 are as follows:

                        1997          1996         1995
                    ----------    ----------   ----------
 Series 20           3,866,700     3,866,700    2,625,264
 Series 21           1,892,700     1,892,700      619,125
 Series 22           2,564,400     2,564,400      158,779
 Series 23           3,336,727     3,000,842      332,306
 Series 24           2,169,878     1,761,881            -
 Series 25           3,026,109     1,712,043            -
 Series 26           3,404,374       413,814            -
 Series 27           1,379,917             -            -
 Series 28           1,100,465             -            -
 Series 29              55,363             -            -
                    ----------    ----------   ----------
                    22,796,633    15,212,380    3,735,474
                    ==========    ==========   ==========

  Investments Available-for-Sale

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

  Adoption of Accounting Standard

  On March 31, 1996, the operating partnerships adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This standard requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995


NOTE A - ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES
         (Continued)

  Recent Accounting Statements Not Yet Adopted

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 provides accounting and reporting standards for the amount of earnings per share. SFAS No. 129 requires the disclosure in summary form within the financial statements of pertinent rights and privileges of the various securities outstanding. SFAS No. 128 and SFAS No. 129 are effective for fiscal years ending after December 15, 1997 and earlier application is not permitted.

  The implementation of these standards is not expected to materially impact the partnership's financial statements because partnership's earnings per share would not be significantly affected and the disclosures regarding the capital structure in the financial statements would not be significantly changed.

NOTE B - RELATED PARTY TRANSACTIONS

  During the years ended March 31, 1997, 1996 and 1995, the fund entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., Boston Capital Services, Inc. and Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership) as follows:

  Boston Capital Asset Management Limited Partnership is entitled to an annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the operating limited partnerships, less the amount of certain partnership management and reporting fees paid or payable by the operating limited partnerships. The aggregate cost is comprised of the capital contributions made by each Series to the operating limited partnership and 99% of the permanent financing at the operating limited partnership level. The annual fund fees charged to operations during the years ended March 31, 1997, 1996 and 1995, are as follows:


                                       1997           1996         1995
                                  ------------  -------------  -----------
 Series 20                        $    325,113  $     352,662  $   376,793
 Series 21                             224,252        227,886      146,328
 Series 22                             223,892        243,174       63,896
 Series 23                             212,843        236,748        4,781
 Series 24                             212,130         62,532            -
 Series 25                             214,610         19,146            -
 Series 26                             181,052          1,976            -
 Series 27                             144,692              -            -
 Series 28                               9,058              -            -
 Series 29                                   -              -            -
                                  ------------  -------------  -----------
                                  $  1,747,642  $   1,144,124  $   591,798
                                  ============  =============  ===========

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995

NOTE B - RELATED PARTY TRANSACTIONS (Continued)

  Boston Capital Services, Inc. received dealer-manager fees for the marketing advice and investment banking services performed at the time of the fund's offering of BACs. The dealer-manager fees are included in partners' capital as selling commissions and registration costs. During the years ended March 31, 1997, 1996 and 1995, Boston Capital Services, Inc. fees received by series are as follows:

                        1997          1996         1995
                   -----------  ------------  -----------
 Series 20         $         -  $          -  $   484,070
 Series 21                   -             -      338,905
 Series 22                   -             -      465,940
 Series 23                   -       449,215      153,700
 Series 24                   -       393,770            -
 Series 25                   -       570,510            -
 Series 26             604,650       182,235            -
 Series 27             455,135             -            -
 Series 28             763,875             -            -
 Series 29             170,880             -            -
                   -----------  ------------  -----------
                   $ 1,994,540  $  1,595,730  $ 1,442,615
                   ===========  ============  ===========

  Boston Capital Partners, Inc. is entitled to asset acquisition fees for selecting, evaluating, structuring, negotiating, and closing the fund's acquisition of interests in the operating limited partnerships. The fund incurred $8,964,635, $7,597,693 and $7,153,573, respectively, of acquisition fees to Boston Capital Partners, Inc. during the years ended March 31, 1997, 1996 and 1995. The acquisition fees incurred to Boston Capital Partners, Inc. by series are as follows:

                        1997          1996         1995
                   -----------  ------------  -----------
 Series 20         $         -  $          -  $ 2,337,698
 Series 21                   -             -    1,715,011
 Series 22                   -             -    2,277,070
 Series 23                   -     2,193,064      823,794
 Series 24                   -     1,902,550            -
 Series 25                   -     2,656,669            -
 Series 26           2,575,165       845,410            -
 Series 27           2,126,367             -            -
 Series 28           3,401,628             -            -
 Series 29             861,475             -            -
                   -----------  ------------  -----------
                   $ 8,964,635  $  7,597,693  $ 7,153,573
                   ===========  ============  ===========

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995

NOTE B - RELATED PARTY TRANSACTIONS (Continued)

  During the years ended March 31, 1997, 1996 and 1995, general and administrative expenses incurred by Boston Capital Partners, Inc. and Boston Capital Asset Management Limited Partnership were charged to each series' operations as follows:

                        1997          1996         1995
                   -----------  ------------  -----------
 Series 20         $    23,876  $     27,179  $    33,331
 Series 21              16,948        17,771       13,931
 Series 22              19,314        23,652        4,817
 Series 23              22,265        25,992          803
 Series 24              21,547        12,092            -
 Series 25              23,178         7,606            -
 Series 26              23,336             -            -
 Series 27              15,368             -            -
 Series 28               3,284             -            -
 Series 29               1,028             -            -
                   -----------  ------------  -----------
                   $   170,144  $    114,292  $    52,882
                   ===========  ============  ===========

  Accounts payable - affiliates at March 31, 1997 and 1996 represents general and administrative expenses, fund management fees, and commissions which are payable to Boston Capital Partners, Inc., Boston Capital Services, Inc., and Boston Capital Asset Management Limited Partnership. During the years ended March 31, 1997 and 1996, the fund reimbursed affiliates of the general partner a total of $321,859 and $1,040,827, respectively, for amounts in connection with the offering of BACs. These reimbursements include, but are not limited to postage, printing, travel and overhead allocations and are included in partners' capital as selling commissions and registrations costs at March 31, 1997 and 1996. During the year and period ended March 31, 1997 and 1996, the selling commission and registration costs incurred to affiliates by series are as follows:

                                         1997         1996
                                    -----------  -----------
 Series 20                          $         -  $         -
 Series 21                                    -            -
 Series 22                                    -            -
 Series 23                                    -      466,284
 Series 24                                    -      382,579
 Series 25                                    -      184,722
 Series 26                               97,020        7,242
 Series 27                               91,600            -
 Series 28                              104,919            -
 Series 29                               28,320            -
                                    -----------  -----------
                                    $   321,859  $ 1,040,827
                                    ===========  ===========

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

  At March 31, 1997 and 1996, the fund has limited partnership interests in operating limited partnerships, which own or are constructing or rehabilitating operating apartment complexes. The number of operating limited partnerships in which the fund has limited partnership interests at March 31, 1997 and 1996 by series are as follows:

                                         1997         1996
                                    -----------  -----------
 Series 20                                   24           24
 Series 21                                   14           15
 Series 22                                   28           30
 Series 23                                   22           22
 Series 24                                   23           15
 Series 25                                   22            5
 Series 26                                   33            7
 Series 27                                    7            -
 Series 28                                    5            -
 Series 29                                    3            -
                                    -----------  -----------
                                            181          118
                                    ===========  ===========

  During the year end March 31, 1997, Series 21, 22 and 24 disposed of their interest in 1, 3 and 1 operating partnerships, respectively.

  Under the terms of the fund's investment in each operating limited partnership, the fund is required to make capital contributions to the operating limited partnerships. These contributions are payable in installments over several years upon each operating limited partnership achieving specified levels of construction or operations. At March 31, 1997 and 1996, contributions are payable to operating limited partnerships as follows:

                                         1997         1996
                                    -----------  -------------
 Series 20                          $ 1,942,326  $   3,873,666
 Series 21                              967,561      2,042,344
 Series 22                            3,158,246      6,337,752
 Series 23                            4,529,018     10,597,676
 Series 24                            2,779,449      4,039,833
 Series 25                            6,437,839      4,911,886
 Series 26                            7,104,113      2,621,604
 Series 27                            3,470,122              -
 Series 28                            1,338,985              -
 Series 29                            3,017,217              -
                                    -----------  -------------
                                    $35,004,876  $  34,424,761
                                    ===========  =============

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The fund's investment in operating limited partnerships at March 31, 1997 is summarized as follows (Series 29 invested in operating limited partnerships subsequent to December 31, 1996):

                                           Total        Series 20    Series 21
                                       -------------- -------------  -----------
  Capital  contributions paid and to
  be   paid  to  operating   imited
  partnerships,  net  of  tax credit
  adjusters                            $  159,913,216 $  28,394,044  $12,881,509

  Acquisition   costs  of  operating
  limited partnerships                     21,810,944     3,726,293    1,923,140
  Cumulative    distributions   from
  operating limited partnerships               (1,391)          (88)           -

  Cumulative  losses  from operating
  limited partnerships                    (17,141,134)   (6,290,566)  (3,289,072)
                                       -------------- -------------  -----------
  Investment per balance sheet            164,581,635    25,829,683   11,515,577

  The   fund  has  recorded  capital
  contributions   to  the  operating
  limited  partnerships  during  the
  year  ended  March  31, 1997 which
  have  not  been  included  in  the
  partnership's    capital   account
  included  in the operating limited
  partnerships' financial statements
  as  of December 31, 1996 (See Note
  A)                                      (40,802,009)   (1,242,585)  (1,318,082)

  The  fund has recorded acquisition
  costs  at March 31,1997 which have
  not   been  recorded  in  the  net
  assets  of  the  operating limited
  partnerships (See Note A)                (5,752,475)     (444,246)    (123,536)

  Cumulative  losses  from operating
  limited partnerships for the three
  months  ended March 31, 1997 which
  the operating limited partnerships
  have not included in their capital
  as  of  December  31,  1996 due to
  different year ends (See Note A)          2,049,722       404,710      651,466

  The  fund  has recorded low income
  housing  tax  credit adjusters not
  recorded   by   operating  limited
  partnerships (See Note A)                 1,549,250        89,954      640,086

  Other                                      (117,208)        4,881      (34,793)
                                       -------------- -------------  -----------
  Equity   per   operating   limited
  partnerships'  combined  financial
  statements                           $  121,508,915 $  24,642,397  $11,330,718
                                       ============== =============  ===========

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The fund's investment in operating limited partnerships at March 31, 1997 is summarized as follows (Series 29 invested in operating limited partnerships subsequent to December 31, 1996):

                                         Series 22     Series 23     Series 24
                                       -------------  ------------  -----------
  Capital  contributions paid and to
  be   paid  to  operating   limited
  partnerships,  net  of  tax credit
  adjusters                            $  18,141,615  $ 23,836,523  $14,946,689

  Acquisition   costs  of  operating
  limited partnerships                     2,470,115     3,504,553    1,917,032

  Cumulative    distributions   from
  operating limited partnerships                   -          (378)        (925)

  Cumulative  losses  from operating
  limited partnerships                    (3,034,771)   (2,331,050)    (946,819)
                                       -------------  ------------  -----------
  Investment per balance sheet            17,576,959    25,009,648   15,915,977

  The   fund  has  recorded  capital
  contributions   to  the  operating
  limited  partnerships  during  the
  year  ended  March  31, 1997 which
  have  not  been  included  in  the
  partnership's    capital   account
  included  in the operating limited
  partnerships' financial statements
  as  of December 31, 1996 (See Note
  A)                                      (2,599,500)   (3,791,800)  (1,958,808)

  The  fund has recorded acquisition
  costs at March 31, 1997 which have
  not   been  recorded  in  the  net
  assets  of  the  operating limited
  partnerships (See Note A)                 (274,244)   (1,072,905)  (1,049,990)

  Cumulative  losses  from operating
  limited partnerships for the three
  months  ended March 31, 1997 which
  the operating limited partnerships
  have not included in their capital
  as  of  December  31,  1996 due to
  different year ends (See Note A)           259,228       179,885       95,695

  The  fund  has recorded low income
  housing  tax  credit adjusters not
  recorded  by   operating   limited
  partnerships (See Note A)                  265,822       297,257      160,795

  Other                                     (107,289)        9,677        5,575
                                       -------------  ------------  -----------
  Equity   per   operating   limited
  partnerships'  combined  financial
  statements                           $  15,120,976  $ 20,631,762  $13,169,244
                                       =============  ============  ===========

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The fund's investment in operating limited partnerships at March 31, 1997 is summarized as follows (Series 29 invested in operating limited partnerships subsequent to December 31, 1996):

                                          Series 25     Series 26    Series 27
                                       ------------  ------------ ------------
  Capital  contributions paid and to
  be    paid  to  operating  limited
  partnerships,  net  of  tax credit
  adjusters                            $ 22,208,165  $ 19,506,058   11,692,712

  Acquisition   costs  of  operating
  limited partnerships                    2,803,677     2,601,060    1,681,828

  Cumulative    distribution    from
  operating limited partnerships                  -             -            -

  Cumulative  losses  from operating
  limited partnerships                     (744,868)     (493,405)      (9,016)
                                       ------------  ------------ ------------
  Investment per balance sheet           24,266,974    21,613,713   13,365,524

  The   fund  has  recorded  capital
  contributions   to  the  operating
  limited  partnerships  during  the
  year  ended  March  31, 1997 which
  have  not  been  included  in  the
  partnership's    capital   account
  included  in the operating limited
  partnerships' financial statements
  as  of December 31, 1996 (See Note
  A)                                     (5,383,812)  (10,596,741)  (5,358,641)

  The  fund has recorded acquisition
  costs at March 31, 1997 which have
  not   been  recorded  in  the  net
  assets  of  the  operating limited
  partnerships (See Note A)              (1,224,369)      (71,417)    (699,098)

  Cumulative  losses  from operating
  limited partnerships for the three
  months  ended March 31, 1997 which
  the operating limited partnerships
  have not included in their capital
  as  of  December  31,  1996 due to
  different year ends (See Note A)          335,543       123,195            -

  The  fund  has recorded low income
  housing  tax  credit adjusters not
  recorded   by   operating  limited
  partnerships (See Note A)                  46,647        48,689            -

  Other                                       4,956          (215)           -
                                       ------------  ------------ ------------
  Equity   per   operating   limited
  partnerships'  combined  financial
  statements                           $ 18,045,939  $ 11,117,224 $  7,307,785
                                       ============  ============ ============

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The fund's investment in operating limited partnerships at March 31, 1997 is summarized as follows (Series 29 invested in operating limited partnerships subsequent to December 31, 1996):

                                             Series 28     Series 29
                                           -----------   -----------
  Capital  contributions  paid and to be
  paid      to     operating     limited
  partnerships,   net   of  tax  credit
  adjusters                                $ 2,972,467   $ 5,333,434

  Acquisition costs of operating limited
  partnerships                                 416,108       767,138

  Cumulative      distributions     from
  operating limited partnerships                     -             -

  Cumulative   losses   from   operating
  limited partnerships                          (1,567)            -
                                           -----------   -----------
  Investment per balance sheet               3,387,008     6,100,572

  The    fund   has   recorded   capital
  contributions to the operating limited
  partnerships  during  the  year  ended
  March  31,  1997  which  have not been
  included  in the partnership's capital
  account   included  in  the  operating
  limited     partnerships'    financial
  statements  as  of  December  31, 1996
  (See Note A)                              (3,218,606)   (5,333,434)

  The   fund  has  recorded  acquisition
  costs at March 31, 1997 which have not
  been recorded in the net assets of the
  operating  limited  partnerships  (See
  Note A)                                      (25,532)     (767,138)

  Cumulative   losses   from   operating
  limited  partnerships  for  the  three
  months  ended March 31, 1997 which the
  operating  limited  partnerships  have
  not  included  in  their capital as of
  December  31,  1996  due  to different
  year ends (See Note A)                             -             -

  The   fund  has  recorded  low  income
  h o using  tax  credit  adjusters  not
  recorded    by    operating    limited
  partnerships (See Note A)                          -             -

  Other                                              -             -
                                           -----------   -----------
  Equity     per    operating    limited
  partnerships'    combined    financial
  statements                               $   142,870   $         -
                                           ===========   ===========

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The fund's investment in operating limited partnerships at March 31, 1996 is summarized as follows (Series 26 invested in operating limited partnerships subsequent to December 31, 1995):

                                       Total       Series 20     Series 21
                                   -------------  ------------  -----------
  Capital  contributions paid and
  to be paid to operating limited
  partnerships, net of tax credit
  adjusters                        $ 104,005,143  $ 28,471,932  $13,618,238

  Acquisition  costs of operating
  limited partnerships                14,188,666     3,726,294    1,969,086

  Cumulative      losses     from
  operating limited partnerships      (6,357,231)   (3,349,188)  (1,180,058)
                                   -------------  ------------  -----------
  Investment per balance sheet       111,836,578    28,849,038   14,407,266

  The  fund  has recorded capital
  contributions  to the operating
  limited partnerships during the
  year ended March 31, 1996 which
  have  not  been included in the
  partnership's  capital  account
  included   in   the   operating
  limited partnerships' financial
  statements  as  of December 31,
  1995 (See Note A)                  (36,222,970)   (5,252,561)  (2,339,386)

  The     fund    has    recorded
  acquisition  costs at March 31,
  1996   which   have   not  been
  recorded  in  the net assets of
  the       operating     limited
  partnerships (See Note A)           (3,587,721)     (444,246)    (172,349)

  Cumulative      losses     from
  operating  limited partnerships
  for   the  three  months  ended
  March   31,    1996  which  the
  operating  limited partnerships
  have   not  included  in  their
  capital as of December 31, 1995
  due to different year ends (See
  Note A)                              1,571,392       404,710      669,050

  The    fund  has  recorded  low
  income   housing   tax   credit
  adjusters   not   recorded   by
  operating  limited partnerships
  (See Note A)                           848,609        12,066      528,196

  Other                                 (133,415)       14,588       (8,281)
                                   -------------  ------------  -----------
  Equity  per  operating  limited
  partnerships'      combined
  financial statements             $  74,312,473  $ 23,583,595  $13,084,496
                                   =============  ============  ===========

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The fund's investment in operating limited partnerships at March 31, 1996 is summarized as follows (Series 26 invested in operating limited partnerships subsequent to December 31, 1995):

                                     Series 22     Series 23    Series 24
                                   ------------ ------------- ------------
  Capital  contributions paid and
  to be paid to operating limited
  partnerships, net of tax credit
  adjusters                        $ 18,588,729 $  24,168,919 $  9,062,050

  Acquisition  costs of operating
  limited partnerships                2,524,267     3,504,553    1,099,914

  Cumulative      losses     from
  operating limited partnerships     (1,217,663)     (483,614)    (149,023)
                                   ------------ ------------- ------------
  Investment per balance sheet       19,895,333    27,189,858   10,012,941

  The  fund  has recorded capital
  contributions  to the operating
  limited partnerships during the
  year ended March 31, 1996 which
  have  not  been included in the
  partnership's  capital  account
  included   in   the   operating
  limited           partnerships'
  financial    statements  as  of
  December 31, 1995 (See Note A)     (5,579,755)  (10,478,235)  (5,332,230)

  The     fund    has    recorded
  acquisition  costs at March 31,
  1996   which   have   not  been
  recorded  in  the net assets of
  the       operating     limited
  partnerships (See Note A)            (408,943)   (1,264,682)    (258,471)

  Cumulative      losses     from
  operating  limited partnerships
  for   the  three  months  ended
  March   31,    1996  which  the
  operating  limited partnerships
  have   not  included  in  their
  capital as of December 31, 1995
  due to different year ends (See
  Note A)                               260,580       182,761       54,291

  The    fund  has  recorded  low
  income   housing   tax   credit
  adjusters   not   recorded   by
  operating  limited partnerships
  (See Note A)                          196,020        99,482       12,845

  Other                                (139,722)            -            -
                                   ------------ ------------- ------------
  Equity  per  operating  limited
  partnerships'      combined
  financial statements             $ 14,223,513 $  15,729,184 $  4,489,376
                                   ============ ============= ============

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The fund's investment in operating limited partnerships at March 31, 1996 is summarized as follows (Series 26 invested in operating limited partnerships subsequent to December 31, 1995):

                                                 Series 25     Series 26
                                              ------------- -------------
  Capital  contributions  paid and to be paid
  to  operating  limited partnerships, net of
  tax credit adjusters                        $   6,851,392 $   3,243,883

  Acquisition   costs  of  operating  limited
  partnerships                                      989,473       375,079

  Cumulative  losses  from  operating limited
  partnerships                                       22,315             -
                                              ------------- -------------
  Investment per balance sheet                    7,863,180     3,618,962

  The fund has recorded capital contributions
  to   the  operating  limited  partnerships
  during  the year ended March 31, 1996 which
  have not been included in the partnership's
  capital  account  included in the operating
  limited  partnerships' financial statements
  as of December 31, 1995 (See Note A)           (3,996,920)   (3,243,883)

  The  fund has recorded acquisition costs at
  March 31, 1996 which have not been recorded
  in  the net assets of the operating limited
  partnerships (See Note A)                        (663,951)     (375,079)

  Cumulative  losses  from  operating limited
  partnerships  for  the  three  months ended
  March  31, 1996 which the operating limited
  partnerships  have  not  included  in their
  capital  as  of  December  31,  1995 due to
  different year ends (See Note A)                        -             -

  The  fund  has  recorded low income housing
  tax  credit  adjusters  not  recorded  by
  operating limited partnerships (See Note A)             -             -

  Other                                                   -             -
                                              ------------- -------------
  Equity  per operating limited partnerships'
  combined financial statements               $   3,202,309 $           -
                                              ============= =============

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized balance sheets of the operating limited partnerships in which Series 20 through Series 28 hold an interest as of December 31, 1996 are as follows (Series 29 invested in operating limited partnerships subsequent to December 31, 1996):

                     COMBINED SUMMARIZED BALANCE SHEETS

                                         Total      Series 20      Series 21
                                      ------------ ------------  ------------
              ASSETS

  Buildings and improvements, net of
     accumulated depreciation         $423,894,293 $ 91,849,719  $ 39,972,714
  Construction in progress             33,578,533             -             -
  Land                                 30,629,604     6,345,961     2,937,606
  Other assets                         38,600,630     3,967,404     2,251,707
                                      ------------ ------------  ------------
                                      $526,703,060 $102,163,084  $ 45,162,027
                                      ============ ============  ============

       LIABILITIES AND STOCKHOLDERS' EQUITY


  Mortgage and construction loans     $286,908,373 $ 58,917,993  $ 27,537,759
     payable
  Accounts payable and accrued          20,013,076    6,108,512     1,410,581
     expenses
  Other liabilities                     47,000,701    4,656,895     3,145,535
                                      ------------ ------------  ------------
                                       353,922,150   69,683,400    32,093,875
                                      ------------ ------------  ------------
          PARTNERS' CAPITAL

  Boston Capital Tax Credit Fund IV    121,508,915   24,642,397    11,330,718
     L.P.
  Other partners                        51,271,995    7,837,287     1,737,434
                                      ------------ ------------  ------------
                                       172,780,910   32,479,684    13,068,152
                                      ------------ ------------  ------------
                                      $526,703,060 $102,163,084  $ 45,162,027
                                      ============ ============  ============

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized balance sheets of the operating limited partnerships in which Series 20 through Series 28 hold an interest as of December 31, 1996 are as follows (Series 29 invested in operating limited partnerships subsequent to December 31, 1996):

                     COMBINED SUMMARIZED BALANCE SHEETS

                                        Series 22    Series 23      Series 24
                                      ------------ ------------  ------------
               ASSETS

  Buildings and improvements, net of
     accumulated depreciation         $81,989,455  $ 77,618,471  $ 50,942,839
  Construction in progress                      -             -     9,032,176
  Land                                  4,093,571     3,820,911     4,091,645
  Other assets                          5,407,904     5,134,480     5,909,818
                                      ------------ ------------  ------------
                                      $91,490,930  $ 86,573,862  $ 69,976,478
                                      ============ ============  ============

       LIABILITIES AND STOCKHOLDERS' EQUITY

  Mortgage and construction loans     $51,954,993  $ 44,266,858  $ 39,319,491
     payable
  Accounts payable and accrued          2,077,748     2,753,635     2,463,955
     expenses
  Other liabilities                     6,892,563     9,051,679     6,786,483
                                      ------------ ------------  ------------
                                       60,925,304    56,072,172    48,569,929
                                      ------------ ------------  ------------
          PARTNERS' CAPITAL

  Boston Capital Tax Credit Fund IV    15,120,976    20,631,762    13,169,244
     L.P.
  Other partners                       15,444,650     9,869,928     8,237,305
                                      ------------ ------------  ------------
                                       30,565,626    30,501,690    21,406,549
                                      ------------ ------------  ------------
                                      $91,490,930  $ 86,573,862  $ 69,976,478
                                      ============ ============  ============

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized balance sheets of the operating limited partnerships in which Series 20 through Series 28 hold an interest as of December 31, 1996 are as follows (Series 29 invested in operating limited partnerships subsequent to December 31, 1996):

                     COMBINED SUMMARIZED BALANCE SHEETS

                                          Series 25    Series 26     Series 27
                                       -----------   -----------  -----------
                ASSETS

  Buildings and improvements, net of
     accumulated depreciation          $48,971,548   $29,818,743   $2,139,797
  Construction in progress              11,325,935     3,879,804    8,623,633
  Land                                   3,055,703     2,607,008    3,629,199
  Other assets                           9,702,483     4,242,788    1,659,642
                                       -----------   -----------  -----------
                                       $73,055,669   $40,548,343  $16,052,271
                                       ===========   ===========  ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

  Mortgage and construction loans       $37,085,395  $22,358,812   $4,376,146
     payable
  Accounts payable and accrued           2,830,933     1,366,367      988,825
     expenses
  Other liabilities                      8,608,690     5,240,764    2,179,467
                                       -----------   -----------  -----------
                                        48,525,018    28,965,943    7,544,438
                                       -----------   -----------  -----------
          PARTNERS' CAPITAL

  Boston Capital Tax Credit Fund IV     18,045,939    11,117,224    7,307,785
     L.P.
  Other partners                         6,484,712      465,176     1,200,048
                                       -----------   -----------  -----------
                                        24,530,651    11,582,400    8,507,833
                                       -----------   -----------  -----------
                                       $73,055,669   $40,548,343  $16,052,271
                                       ===========   ===========  ===========

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized balance sheets of the operating limited partnerships in which Series 20 through Series 28 hold an interest as of December 31, 1996 are as follows (Series 29 invested in operating limited partnerships subsequent to December 31, 1996):

                     COMBINED SUMMARIZED BALANCE SHEETS

                                        Series 28
                                      -----------
               ASSETS

  Buildings and improvements, net of
     accumulated depreciation         $   591,007
  Construction in progress                716,985
  Land                                     48,000
  Other assets                            324,404
                                      -----------
                                      $ 1,680,396
                                      ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

  Mortgage and construction loans     $ 1,090,926
     payable
  Accounts payable and accrued             12,520
     expenses
  Other liabilities                       438,625
                                      -----------
                                        1,542,071
                                      -----------
          PARTNERS' CAPITAL

  Boston Capital Tax Credit Fund IV       142,870
     L.P.
  Other partners                           (4,545)
                                      -----------
                                          138,325
                                      -----------
                                      $ 1,680,396
                                      ===========


                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized balance sheets of the operating limited partnerships in which Series 20 through Series 25 hold an interest as of December 31, 1995 are as follows (Series 26 invested in operating limited partnerships subsequent to December 31, 1995):

                                         Total      Series 20      Series 21
                                     ------------  ------------  ------------
               ASSETS

  Buildings and improvements, net of
     accumulated depreciation        $278,747,187  $ 95,067,822 $  42,625,428
  Construction in progress             32,806,668             -             -
  Land                                 17,941,137     6,345,961     2,992,626
  Other assets                         28,827,567     4,713,093     2,059,857
                                     ------------  ------------  ------------
                                     $358,322,559  $106,126,876  $ 47,677,911
                                     ============  ============  ============

       LIABILITIES AND STOCKHOLDERS' EQUITY

  Mortgage and construction loans    $185,270,456  $ 55,249,391  $ 25,117,196
     payable
  Accounts payable and accrued         15,862,055     3,814,947     1,102,655
     expenses
  Other liabilities                    52,016,135    16,817,098     6,745,259
                                     ------------  ------------  ------------
                                      253,148,646    75,881,436    32,965,110
                                     ------------  ------------  ------------
          PARTNERS' CAPITAL

  Boston Capital Tax Credit Fund IV    74,312,473    23,583,595    13,084,496
     L.P.
  Other partners                       30,861,440     6,661,845     1,628,305
                                     ------------  ------------  ------------
                                      105,173,913   30,245,440     14,712,801
                                     ------------  ------------  ------------
                                     $358,322,559  $106,126,876  $ 47,677,911
                                     ============  ============  ============

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized balance sheets of the operating limited partnerships in which Series 20 through Series 25 hold an interest as of December 31, 1995 are as follows (Series 26 invested in operating limited partnerships subsequent to December 31, 1995):

                     COMBINED SUMMARIZED BALANCE SHEETS

                                        Series 22    Series 23      Series 24
                                     ------------  ------------  ------------
               ASSETS

  Buildings and improvements, net of
     accumulated depreciation         $72,173,444  $ 54,454,592 $  14,425,901
  Construction in progress             11,652,818    15,965,088     3,324,020
  Land                                  3,961,500     3,642,821       667,182
  Other assets                          8,413,051     9,550,659     1,761,167
                                     ------------  ------------  ------------
                                      $96,200,813  $ 83,613,160  $ 20,178,270
                                     ============  ============  ============

       LIABILITIES AND STOCKHOLDERS' EQUITY

  Mortgage and construction loans     $51,698,932  $ 40,464,581  $ 12,144,300
     payable

  Accounts payable and accrued          5,728,592     4,894,464       124,415
     expenses
  Other liabilities                    11,983,216    13,013,762     2,951,843
                                     ------------  ------------  ------------
                                       69,410,740    58,372,807    15,220,558
                                     ------------  ------------  ------------
          PARTNERS' CAPITAL

  Boston Capital Tax Credit Fund IV    14,223,513    15,729,184     4,489,376
     L.P.
  Other partners                       12,566,560     9,511,169       468,336

                                       26,790,073    25,240,353     4,957,712
                                     ------------  ------------  ------------
                                      $96,200,813  $ 83,613,160  $ 20,178,270
                                     ============  ============  ============

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized balance sheets of the operating limited partnerships in which Series 20 through Series 25 hold an interest as of December 31, 1995 are as follows (Series 26 invested in operating limited partnerships subsequent to December 31, 1995):

                     COMBINED SUMMARIZED BALANCE SHEETS

                                                        Series 25
                                                      -----------
                        ASSETS

  Buildings and improvements, net of accumulated
     depreciation                                     $         -
  Construction in progress                              1,864,742
  Land                                                    331,047
  Other assets                                          2,329,740
                                                      -----------
                                                      $ 4,525,529
                                                      ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

  Mortgage and construction loans payable             $   596,056
  Accounts payable and accrued expenses                   196,982
  Other liabilities                                       504,957
                                                      -----------
                                                        1,297,995
                                                      -----------
                  PARTNERS' CAPITAL

  Boston Capital Tax Credit Fund IV L.P.                3,202,309
  Other partners                                           25,225
                                                      -----------
                                                        3,227,534
                                                      -----------
                                                      $ 4,525,529
                                                      ===========

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1996 for operating limited partnerships in which Series 20 through Series 28 had an interest as of December 31, 1996 are as follows:

                COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                                                  Total
                                                             ------------
Revenue
  Rent                                                       $ 35,005,141
  Interest and other                                            2,380,543
                                                              -----------
                                                               37,385,684
                                                             ------------
Expenses
  Interest                                                     16,056,409
  Depreciation and amortization                                14,299,586
  Taxes and insurance                                           4,789,327
  Repairs and maintenance                                       4,776,708
  Operating expenses                                           11,554,893
  Other expenses                                                  974,178
                                                             ------------
                                                               52,451,101
                                                             ------------
    NET LOSS                                                 $(15,065,417)
                                                             ============



Net loss allocated to Boston Capital Tax
  Credit Fund IV L.P.                                        $(10,314,488)
                                                             ============
Net loss allocated to other partners                         $ (4,750,929)
                                                             ============

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1996 for operating limited partnerships in which Series 20 through Series 28 had an interest as of December 31, 1996 are as follows:

                                                  Series 20     Series 21
                                                -----------   -----------
Revenue
  Rent                                          $ 9,859,006   $ 4,214,782
  Interest and other                                586,488       304,410
                                                -----------   -----------
                                                 10,445,494     4,519,192
                                                -----------   -----------
Expenses
  Interest                                        4,284,612     2,400,963
  Depreciation and amortization                   4,227,579     1,267,834
  Taxes and insurance                             1,219,186       591,815
  Repairs and maintenance                         1,297,342       680,068
  Operating expenses                              2,793,939     1,776,847
  Other expenses                                    451,468             -
                                                -----------   -----------
                                                 14,274,126     6,717,527
                                                -----------   -----------
     NET LOSS                                   $(3,828,632)  $(2,198,335)
                                                ===========   ===========

Net loss allocated to Boston Capital Tax
  Credit Fund IV L.P.                           $(2,941,378)  $(2,134,073)
                                                ===========   ===========
Net loss allocated to other partners            $  (887,254)  $   (64,262)
                                                ===========   ===========

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1996 for operating limited partnerships in which Series 20 through Series 28 had an interest as of December 31, 1996 are as follows:

                                                  Series 22     Series 23
                                                -----------   -----------
Revenue
  Rent                                          $ 6,464,794   $ 5,168,811
  Interest and other                                534,232       405,676
                                                -----------   -----------
                                                  6,999,026     5,574,487
                                                -----------   -----------
Expenses
  Interest                                        2,865,472     2,738,838
  Depreciation and amortization                   3,343,336     2,593,057
  Taxes and insurance                             1,021,291       680,064
  Repairs and maintenance                           850,511       614,980
  Operating expenses                              2,363,559     1,681,751
  Other expenses                                     11,073       363,266
                                                -----------   -----------
                                                 10,455,242     8,671,956
                                                -----------   -----------
     NET LOSS                                   $(3,456,216)  $(3,097,469)
                                                ===========   ===========

Net loss allocated to Boston Capital Tax
  Credit Fund IV L.P.                           $(1,821,704)  $(1,847,436)
                                                ===========   ===========
Net loss allocated to other partners            $(1,634,512)  $(1,250,033)
                                                ===========   ===========

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1996 for operating limited partnerships in which Series 20 through Series 28 had an interest as of December 31, 1996 are as follows:

                                                  Series 24     Series 25
                                                -----------   -----------
Revenue
  Rent                                          $ 3,419,844   $ 4,962,944
  Interest and other                                204,838       275,267
                                                -----------   -----------
                                                  3,624,682     5,238,211
                                                ===========   ===========
Expenses
  Interest                                        1,662,180     1,611,135
  Depreciation and amortization                   1,413,240     1,065,770
  Taxes and insurance                               547,667       588,231
  Repairs and maintenance                           341,401       890,211
  Operating expenses                              1,128,112     1,493,588
  Other expenses                                     84,027        45,402
                                                -----------   -----------
                                                  5,176,627     5,694,337
                                                -----------   -----------
     NET LOSS                                   $(1,551,945)  $  (456,126)
                                                ===========   ===========

Net loss allocated to Boston Capital Tax
  Credit Fund IV L.P.                           $  (757,464)  $  (431,640)
                                                ===========   ===========
Net loss allocated to other partners            $  (794,481)  $   (24,486)
                                                ===========   ===========

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1996 for operating limited partnerships in which Series 20 through Series 28 had an interest as of December 31, 1996 are as follows:

                                                  Series 26     Series 27
                                                -----------   -----------
Revenue
  Rent                                          $   870,342   $     1,740
  Interest and other                                 46,206         2,191
                                                -----------   -----------
                                                    916,548         3,931
                                                -----------   -----------
Expenses
  Interest                                          467,926         1,340
  Depreciation and amortization                     371,136         9,411
  Taxes and insurance                               131,809            87
  Repairs and maintenance                            95,627           494
  Operating expenses                                297,216         1,444
  Other expenses                                     18,679           263
                                                -----------   -----------
                                                  1,382,393        13,039
                                                -----------   -----------
     NET LOSS                                   $  (465,845)  $    (9,108)
                                                ===========   ===========

Net loss allocated to Boston Capital Tax
  Credit Fund IV L.P.                           $  (370,210)  $    (9,016)
                                                ===========   ===========
Net loss allocated to other partners            $   (95,635)  $       (92)
                                                ===========   ===========

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1996 for operating limited partnerships in which Series 20 through Series 28 had an interest as of December 31, 1996 are as follows:

                                                         Series 28
                                                       -----------
Revenue
  Rent                                                 $    42,878
  Interest and other                                        21,235
                                                       -----------
                                                            64,113
                                                       -----------
Expenses
  Interest                                                  23,943
  Depreciation and amortization                              8,223
  Taxes and insurance                                        9,177
  Repairs and maintenance                                    6,074
  Operating expenses                                        18,437
  Other expenses                                                 -
                                                       -----------
                                                            65,854
                                                       -----------
     NET LOSS                                          $    (1,741)
                                                       ===========

Net loss allocated to Boston Capital Tax Credit Fund
  IV L.P.                                              $    (1,567)
                                                       ===========
Net loss allocated to other partners                   $      (174)
                                                       ===========

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1995 for operating limited partnerships in which Series 20 through Series 25 had an interest as of December 31, 1995 are as follows:

                                                                  Total
                                                              -----------
Revenue
  Rent                                                        $13,052,063
  Interest and other                                            1,808,412
                                                              -----------
                                                               14,860,475
                                                              -----------
Expenses
  Interest                                                      6,864,782
  Depreciation and amortization                                 6,000,625
  Taxes and insurance                                           1,525,131
  Repairs and maintenance                                       1,796,470
  Operating expenses                                            4,308,907
  Other expenses                                                1,230,131
                                                              -----------
                                                               21,726,046
                                                              -----------
     NET LOSS                                                 $(6,865,571)
                                                              ===========

Net loss allocated to Boston Capital Tax
  Credit Fund IV L.P.                                         $(4,416,989)
                                                              ===========
Net loss allocated to other partners                          $(2,448,582)
                                                              ===========

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1995 for operating limited partnerships in which Series 20 through Series 25 had an interest as of December 31, 1995 are as follows:

                                                 Series 20     Series 21
                                                -----------   -----------
Revenue
  Rent                                          $ 5,726,507   $ 3,238,710
  Interest and other                                286,482       133,925
                                                -----------   -----------
                                                  6,012,989     3,372,635
                                                -----------   -----------
Expenses
  Interest                                        2,969,710     1,384,130
  Depreciation and amortization                   2,838,898       818,353
  Taxes and insurance                               680,301       361,178
  Repairs and maintenance                           817,487       567,174
  Operating expenses                              2,158,179     1,006,645
  Other expenses                                    280,224        37,489
                                                -----------   -----------
                                                  9,744,799     4,174,969
                                                -----------   -----------
     NET LOSS                                   $(3,731,810)  $  (802,334)
                                                ===========   ===========

Net loss allocated to Boston Capital Tax
  Credit Fund IV L.P.                           $(2,656,468)  $  (440,751)
                                                ===========   ===========
Net loss allocated to other partners            $(1,075,342)  $  (361,583)
                                                ===========   ===========

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1995 for operating limited partnerships in which Series 20 through Series 25 had an interest as of December 31, 1995 are as follows:

                                                 Series 22     Series 23
                                                -----------   -----------
Revenue
  Rent                                          $ 2,511,620   $ 1,113,969
  Interest and other                                874,540       474,589
                                                -----------   -----------
                                                  3,386,160     1,588,558
                                                -----------   -----------
Expenses
  Interest                                        1,444,958       894,334
  Depreciation and amortization                   1,529,657       616,327
  Taxes and insurance                               332,267        99,129
  Repairs and maintenance                           262,744       105,640
  Operating expenses                                504,456       521,920
  Other expenses                                    881,526        30,488
                                                -----------   -----------
                                                  4,955,608     2,267,838
                                                -----------   -----------
     NET LOSS                                   $(1,569,448)  $  (679,280)
                                                ===========   ===========

Net loss allocated to Boston Capital Tax
  Credit Fund IV L.P.                           $  (946,500)  $  (300,853)
                                                ===========   ===========
Net loss allocated to other partners            $  (622,948)  $  (378,427)
                                                ===========   ===========

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1995 for operating limited partnerships in which Series 20 through Series 25 had an interest as of December 31, 1995 are as follows:

                                                 Series 24     Series 25
                                                -----------   -----------
Revenue
  Rent                                          $   461,257   $         -
  Interest and other                                 15,252        23,624
                                                -----------   -----------
                                                    476,509        23,624
                                                -----------   -----------
Expenses
  Interest                                          170,566         1,084
  Depreciation and amortization                     197,390             -
  Taxes and insurance                                52,256             -
  Repairs and maintenance                            43,425             -
  Operating expenses                                117,707             -
  Other expenses                                        404             -
                                                -----------   -----------
                                                    581,748         1,084
                                                -----------   -----------
     NET LOSS                                   $  (105,239)  $    22,540
                                                ===========   ===========

Net loss allocated to Boston Capital Tax
  Credit Fund IV L.P.                           $   (94,732)  $    22,315
                                                ===========   ===========
Net loss allocated to other partners            $   (10,507)  $       225
                                                ===========   ===========

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995

NOTE D - NOTES RECEIVABLE

  Notes receivable at March 31, 1997 and 1996 consist of advance installments of $12,972,311 and $14,869,904, respectively, of capital contributions to operating limited partnerships. Series 20 through Series 29 notes are comprised of non-interest bearing and interest bearing notes with rates ranging from prime plus 1% to 4.5%. Prime was 8.5% and 8.25% as of March 31, 1997 and 1996, respectively. These notes will be applied against future payments of capital contributions. The carrying value of the notes receivable at March 31, 1997 and 1996 approximates fair value. The notes at March 31, 1997 and 1996 by series are as follows:

                                         1997        1996
                                    -----------  -----------
 Series 20                          $   874,787  $ 1,808,615
 Series 21                              641,542      321,165
 Series 22                            2,209,273    3,709,286
 Series 23                            2,186,398    3,902,391
 Series 24                            1,654,702    1,800,402
 Series 25                              405,700    1,924,960
 Series 26                            1,070,887    1,403,085
 Series 27                              565,365            -
 Series 28                            3,363,657            -
 Series 29                                    -            -
                                    -----------  -----------
                                    $12,972,311  $14,869,904
                                    ===========  ===========

NOTE E - OTHER ASSETS

  Other assets include $5,039,295 and $7,624,089 of cash held by an escrow agent at March 31, 1997 and 1996, respectively. The cash held for Series 20 through 29 at March 31, 1997 and Series 20 through 26 at March 31, 1996 represents capital contributions to be released to the operating limited partnerships when certain criteria have been met. The escrows held at March 31, 1997 and 1996 by series are as follows:

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995

NOTE E - OTHER ASSETS (Continued)

                                         1997         1996
                                    -----------  -----------
 Series 20                          $    67,702  $    67,702
 Series 21                                    -            -
 Series 22                              351,894      533,330
 Series 23                                    -      588,004
 Series 24                              927,273    2,704,644
 Series 25                            1,720,371    3,272,307
 Series 26                            1,603,295      458,102
 Series 27                              248,760            -
 Series 28                              120,000            -
 Series 29                                    -            -
                                    -----------  -----------
                                    $ 5,039,295  $ 7,624,089
                                    ===========  ===========

NOTE F - RECONCILIATION OF  FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX
        RETURN

  For  income  tax  purposes, the fund reports using a December 31 year end.
  The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1997 are reconciled as follows:

                                                              Total
                                                         ------------
Net income (loss) for financial reporting purposes       $(11,568,501)

Operating limited partnership rents received in advance        35,809

Partnership fund management fee                               831,331

Other                                                               -

Excess of tax depreciation over book depreciation on
  operating limited partnership assets                     (1,887,714)

Difference due to fiscal year for book purposes and
  calendar year for tax purposes                            2,152,116
                                                         ------------
Income (loss) for tax return purposes, December 31,
  1996                                                   $(10,436,959)
                                                         ============

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995


NOTE F - RECONCILIATION  OF  FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX
        RETURN (Continued)

  For  income  tax  purposes, the fund reports using a December 31 year end.
  The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1997 are reconciled as follows:

                                                  Series 20    Series 21
                                                -----------  -----------
Net income (loss) for financial reporting
  purposes                                      $(3,320,223) $(2,361,437)

Operating limited partnership rents received
  in advance                                          9,269        6,512

Partnership fund management fee                     382,458      225,840

Other                                                     -            -

Excess of tax depreciation over book
  depreciation on operating limited
  partnership assets                               (424,809)    (403,920)

Difference due to fiscal year for book
  purposes and calendar year for tax purposes       783,658    1,246,724
                                                -----------  -----------
Income (loss) for tax return purposes,
  December 31, 1996                             $(2,569,647) $(1,286,281)
                                                ===========  ===========

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995


NOTE F - RECONCILIATION OF  FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX
        RETURN (Continued)

  For  income  tax  purposes, the fund reports using a December 31 year end.
  The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1997 are reconciled as follows:

                                                  Series 22    Series 23
                                                -----------  -----------
Net income (loss) for financial reporting
  purposes                                      $(2,058,842) $(1,996,916)

Operating limited partnership rents received
  in advance                                          6,036        7,697

Partnership fund management fee                     223,033            -

Other                                                     -            -

Excess of tax depreciation over book
  depreciation on operating limited
  partnership assets                               (227,380)    (494,688)

Difference due to fiscal year for book
  purposes and calendar year for tax purposes       260,159      167,424
                                                -----------  -----------
Income (loss) for tax return purposes,
  December 31, 1996                             $(1,796,994) $(2,316,483)
                                                ===========  ===========

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995


NOTE F - RECONCILIATION OF  FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX
        RETURN (Continued)

  For  income  tax  purposes, the fund reports using a December 31 year end.
  The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1997 are reconciled as follows:

                                                 Series 24    Series 25
                                                -----------  -----------
Net income (loss) for financial reporting
  purposes                                      $  (928,613) $  (760,670)

Operating limited partnership rents received
  in advance                                          6,147          148

Partnership fund management fee                           -            -

Other                                                     -            -

Excess of tax depreciation over book
  depreciation on operating limited
  partnership assets                               (169,224)     (60,563)

Difference due to fiscal year for book
  purposes and calendar year for tax purposes        32,301      367,347
                                                -----------  -----------
Income (loss) for tax return purposes,
  December 31, 1996                             $(1,059,389) $  (453,738)
                                                ===========  ===========

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995


NOTE F - RECONCILIATION OF  FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX
        RETURN (Continued)

  For  income  tax  purposes, the fund reports using a December 31 year end.
  The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1997 are reconciled as follows:

                                                  Series 26    Series 27
                                                -----------  -----------
Net income (loss) for financial reporting
  purposes                                      $  (209,997) $   (24,327)

Operating limited partnership rents received
  in advance                                              -            -

Partnership fund management fee                           -            -

Other                                                     -            -

Excess of tax depreciation over book
  depreciation on operating limited
  partnership assets                               (105,948)           -

Difference due to fiscal year for book
  purposes and calendar year for tax purposes      (444,660)    (153,539)
                                                -----------  -----------
Income (loss) for tax return purposes,
  December 31, 1996                             $  (760,605) $  (177,866)
                                                ===========  ===========

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995


NOTE F - RECONCILIATION OF  FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX
        RETURN (Continued)

  For  income  tax  purposes, the fund reports using a December 31 year end.
  The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1997 are reconciled as follows:

                                                 Series 28    Series 29
                                                -----------  -----------
Net income (loss) for financial reporting
  purposes                                      $    91,590  $       934

Operating limited partnership rents received
  in advance                                              -            -

Partnership fund management fee                           -            -

Other                                                     -            -

Excess of tax depreciation over book
  depreciation on operating limited
  partnership assets                                 (1,182)           -

Difference due to fiscal year for book
  purposes and calendar year for tax purposes      (106,364)        (934)
                                                -----------  -----------
Income (loss) for tax return purposes,
  December 31, 1996                             $   (15,956) $         -
                                                ===========  ===========

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995


NOTE F - RECONCILIATION OF  FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX
        RETURN (Continued)

  For  income  tax  purposes, the fund reports using a December 31 year end.
  The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1996 are reconciled as follows:

                                       Total       Series 20   Series 21
                                    -----------   -----------  -----------
Net income (loss) for financial
  reporting purposes                $(6,284,543)  $(3,115,384) $(1,105,594)

Operating limited partnership
  rents received in advance              18,536        10,163        4,099

Partnership fund management fee         178,642        88,952       89,690

Other                                   324,282       148,346       80,653

Excess of tax depreciation over
  book depreciation on operating
  limited partnership assets           (613,700)     (331,879)     (90,785)

Difference due to fiscal year for
  book purposes and calendar year
  for tax purposes                    1,026,336       135,973      458,885
                                    -----------   -----------  -----------
Income (loss) for tax return
  purposes, December 31, 1995       $(5,350,447)  $(3,063,829) $  (563,052)
                                    ===========   ===========  ===========

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995


NOTE F - RECONCILIATION OF  FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX
        RETURN (Continued)

  For  income  tax  purposes, the fund reports using a December 31 year end.
  The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1995 are reconciled as follows:

                                     Series 22     Series 23   Series 24
                                    -----------   -----------  ----------
Net income (loss) for financial
  reporting purposes                $(1,386,839)  $  (546,204)$  (143,857)

Operating limited partnership
  rents received in advance               4,076           198           -

Partnership fund management fee               -             -           -

Other                                    25,367        95,307      (4,558)

Excess of tax depreciation over
  book depreciation on operating
  limited partnership assets            (52,512)     (107,020)    (31,504)

Difference due to fiscal year for
  book purposes and calendar year
  for tax purposes                      230,417       209,334     (26,058)
                                    -----------   -----------  ----------
Income (loss) for tax return
  purposes, December 31, 1995       $(1,179,491)  $  (348,385)$  (205,977)
                                    ===========   ===========  ==========

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995


NOTE F - RECONCILIATION OF  FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX
        RETURN (Continued)

  For  income  tax  purposes, the fund reports using a December 31 year end.
  The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1996 are reconciled as follows:

                                     Series 25     Series 26
                                    -----------   ----------
Net income (loss) for financial
  reporting purposes                $    40,545  $   (27,210)

Operating limited partnership
  rents received in advance                   -            -

Partnership fund management fee               -            -

Other                                   (20,833)           -

Excess of tax depreciation over
  book depreciation on operating
  limited partnership assets                  -            -

Difference due to fiscal year for
  book purposes and calendar year
  for tax purposes                       (9,425)      27,210
                                    -----------   ----------
Income (loss) for tax return
  purposes, December 31, 1995       $    10,287  $         -
                                    ===========   ==========

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995


NOTE F - RECONCILIATION OF  FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX
        RETURN (Continued)

  The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1997, the differences are as follows:

                                                             Total
                                                         ------------
Investment in operating limited partnerships - tax
  return December 31, 1996                               $153,730,676

Operating limited partnerships acquired during the
  three month period ended March 31, 1997                  20,802,182

Historic tax credits - cumulative                             794,154

Less share of loss - three months ended March 31, 1997     (1,566,783)

 Other                                                     (9,178,594)
                                                         ------------
Investment in operating limited partnerships - as
reported                                                 $164,581,635
                                                         ============

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995


NOTE F - RECONCILIATION OF  FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX
        RETURN (Continued)

  The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1997, the differences are as follows:

                                               Series 20    Series 21
                                             ----------- ------------
Investment in operating limited
  partnerships - tax return December 31,
  1996                                       $25,971,223 $ 13,411,093

Operating limited partnerships acquired
  during the three month period ended
  March 31, 1997                                       -            -

Historic tax credits - cumulative                570,617            -

Less share of loss - three months ended
  March 31, 1997                                (404,710)    (669,050)

Other                                           (307,447)  (1,226,466)
                                             ----------- ------------
Investment in operating limited
  partnerships - as reported                 $25,829,683 $ 11,515,577
                                             =========== ============

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995


NOTE F - RECONCILIATION OF  FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX
        RETURN (Continued)

  The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1997, the differences are as follows:

                                               Series 22    Series 23
                                             ----------- ------------
Investment in operating limited
  partnerships - tax return December 31,
  1996                                       $17,674,266 $ 25,223,283

Operating limited partnerships acquired
  during the three month period ended
  March 31, 1997                                 670,850            -

Historic tax credits - cumulative                223,537            -

Less share of loss - three months ended
  March 31, 1997                                (255,971)    (182,761)

Other                                           (735,723)     (30,874)
                                             ----------- ------------
Investment in operating limited
  partnerships - as reported                 $17,576,959 $ 25,009,648
                                             =========== ============

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995


NOTE F - RECONCILIATION OF  FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX
        RETURN (Continued)

  The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1997, the differences are as follows:

                                               Series 24    Series 25
                                             ----------- ------------
Investment in operating limited
  partnerships - tax return December 31,
  1996                                       $15,820,048 $ 22,422,932

Operating limited partnerships acquired
  during the three month period ended
  March 31, 1997                                       -    2,060,647

Historic tax credits - cumulative                      -            -

Less share of loss - three months ended
  March 31, 1997                                 (54,291)           -

Other                                            150,220     (216,605)
                                             ----------- ------------
Investment in operating limited
  partnerships - as reported                 $15,915,977 $ 24,266,974
                                             =========== ============

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995


NOTE F - RECONCILIATION OF  FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX
        RETURN (Continued)

  The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1997, the differences are as follows:

                                               Series 26    Series 27
                                             ----------- ------------
Investment in operating limited
  partnerships - tax return December 31,
  1996                                       $16,557,611 $ 16,368,915

Operating limited partnerships acquired
  during the three month period ended
  March 31, 1997                               5,099,390    3,764,709

Historic tax credits - cumulative                      -            -

Less share of loss - three months ended
  March 31, 1997                                       -            -

Other                                            (43,288)  (6,768,100)
                                             ----------- ------------
Investment in operating limited
  partnerships - as reported                 $21,613,713 $ 13,365,524
                                             =========== ============

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995


NOTE F - RECONCILIATION OF  FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX
        RETURN (Continued)

  The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1997, the differences are as follows:

                                              Series 28    Series 29
                                             ----------- ------------
Investment in operating limited
  partnerships - tax return December 31,
  1996                                       $   281,305 $          -

Operating limited partnerships acquired
  during the three month period ended
  March 31, 1997                               3,106,014    6,100,572

Historic tax credits - cumulative                      -            -

Less share of loss - three months ended
  March 31, 1997                                       -            -

Other                                               (311)           -
                                             ----------- ------------
Investment in operating limited
  partnerships - as reported                 $ 3,387,008 $  6,100,572
                                             =========== ============

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995


NOTE F - RECONCILIATION OF  FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX
        RETURN (Continued)

  The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1996, the differences are as follows:

                                                             Total
                                                         ------------
Investment in operating limited partnerships - tax
  return December 31, 1996                               $104,284,061

Operating limited partnerships acquired during the
  three month period ended March 31, 1996                   6,346,345

Historic tax credits - cumulative                             794,154

Less share of loss - three months ended March 31, 1996     (1,566,783)

Other                                                       1,978,801
                                                         ------------
Investment in operating limited partnerships - as
  reported                                               $111,836,578
                                                         ============

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995


NOTE F - RECONCILIATION OF  FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX
        RETURN (Continued)

  The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1996, the differences are as follows:

                                              Series 20    Series 21
                                             ----------- ------------
Investment in operating limited
  partnerships - tax return December 31,
  1996                                       $28,530,319 $ 15,405,479

Operating limited partnerships acquired
  during the three month period ended
  March 31, 1996                                       -            -

Historic tax credits - cumulative                570,617            -

Less share of loss - three months ended
  March 31, 1996                                (404,710)    (669,050)

Other                                            152,812     (329,163)
                                             ----------- ------------
Investment in operating limited
  partnerships - as reported                 $28,849,038 $ 14,407,266
                                             =========== ============

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995


NOTE F - RECONCILIATION OF  FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX
        RETURN (Continued)

  The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1996, the differences are as follows:

                                               Series 22    Series 23
                                             ----------- ------------
Investment in operating limited
  partnerships - tax return December 31,
  1996                                       $20,117,777 $ 27,438,844

Operating limited partnerships acquired
  during the three month period ended
  March 31, 1997                                       -            -

Historic tax credits - cumulative                223,537            -

Less share of loss - three months ended
  March 31, 1997                                (255,971)    (182,761)

Other                                           (190,010)     (66,225)
                                             ----------- ------------
Investment in operating limited
  partnerships - as reported                 $19,895,333 $ 27,189,858
                                             =========== ============

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995


NOTE F - RECONCILIATION OF  FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX
        RETURN (Continued)

  The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1996, the differences are as follows:

                                  Series 24    Series 25    Series 26
                                 ----------- ------------  -----------
Investment in operating limited
  partnerships - tax return
  December 31, 1996              $ 6,827,711 $  5,963,931  $

Operating limited partnerships
  acquired during the three
  month period ended March 31,
  1997                               848,967    1,878,416    3,618,962

Historic tax credits -
  cumulative                               -            -            -

Less share of loss - three
  months ended March 31, 1997        (54,291)           -            -

Other                              2,390,554       20,833            -
                                 ----------- ------------  -----------
Investment in operating limited
  partnerships - as reported     $10,012,941 $  7,863,180  $ 3,618,962
                                 =========== ============  ===========

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995

NOTE G - INVESTMENTS AVAILABLE-FOR-SALE

  At March 31, 1997, the amortized cost and fair value of investments available-for-sale are as follows:

                                     Gross         Gross
                      Amortized    unrealized    unrealized
                         cost        gains         losses     Fair value
                     -----------  -----------  ------------  -----------
Tax exempt
  municipal bonds    $45,944,261  $    68,236  $    (11,493) $46,001,004

Other                    567,692            -             -      567,692
                     -----------  -----------  ------------  -----------
                     $46,511,953  $    68,236  $    (11,493) $46,568,696
                     ===========  ===========  ============  ===========

  The amortized cost and fair value of securities available-for-sale as of March 31, 1996 is shown below:

                                                 Amortized
                                                    cost      Fair value
                                               -----------  -----------
Due in one year or less                        $20,638,051  $22,034,570
Due in one year through five years              20,214,301   19,393,061
Due in five years through ten years              3,109,421    2,540,482
Due in ten years and after                       2,550,180    2,600,583
                                               -----------  -----------
                                               $46,511,953  $46,568,696
                                               ===========  ===========

  Proceeds and periods from sales and maturities of investments during the year ended March 31, 1997 was $4,416,315 resulting in a realized loss of $62,724 included in interest income.

  In selecting investments to purchase and sell, the general partner and its advisors stringently monitor the ratings of the investments and safety of principal. The tax-exempt coupon rates for the investments held during the -year ranged from 3.9% to 14.25%.

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995

NOTE G - INVESTMENTS AVAILABLE-FOR-SALE (Continued)

  At March 31, 1996, the amortized cost and fair value of investments available-for-sale are as follows:

                                      Gross        Gross
                      Amortized     unrealized   unrealized
                         cost         gains        losses      Fair value
                     -----------   -----------  -----------   -----------
Tax exempt municipal
  bonds              $17,895,521   $    30,286  $    (3,312)  $17,922,495

Other                    538,663             -            -       538,663
                     -----------   -----------  -----------   -----------
                     $18,434,184   $    30,286  $    (3,312)  $18,461,158
                     ===========   ===========  ===========   ===========

  The amortized cost and fair value of securities available-for-sale as of March 31, 1996 is shown below:

                                                 Amortized
                                                    cost      Fair value
                                                 -----------  -----------

Due in one year or less                          $13,995,128  $14,015,544

Due after one year through two years               4,439,056    4,445,614
                                                 -----------  -----------
                                                 $18,434,184  $18,461,158
                                                 ===========  ===========

  Proceeds and periods from sales and maturities of investments during the year ended March 31, 1996 was $2,552,445 resulting in a realized gain of $16,808 included in interest income.

  In selecting investments to purchase and sell, the general partner and its advisors stringently monitor the ratings of the investments and safety of principal. The tax-exempt coupon rates for the investments held during the year ranged from 4% to 9%.

                   Boston Capital Tax Credit Fund IV L.P.

                        March 31, 1997, 1996 and 1995

NOTE H - CASH EQUIVALENTS

  Cash equivalents of $14,759,648 and $18,554,869 as of March 31, 1997 and 1996, respectively, include tax exempt sweep accounts and money market accounts with interest rate ranging from 2.6% to 3.7% per annum.

NOTE I - CONCENTRATION OF CREDIT RISK

  The fund maintains its cash balances at a number of banks. The deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 at each bank. The balances in and between banks fluctuates daily. The amount of deposits, as well as the institutions that they are deposited in, are continually monitored by the general partner. As of March 31, 1997, the uninsured portion of the cash balances on deposit was $73,322.

                                    Boston Capital Tax Credit Fund IV L.P. - Series 20
                               Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997
                                              Subsequent
                               Initial       capitalized          Gross amount at which
                            cost to company     costs**         carried at close of period
                            ---------------  -----------        --------------------------
                                   Buildings                          Buildings                Accum.   Con-    Acq-   Depre-
               Encum-               and im-      Improve-              and im-                 Depre-   struct  uired  ciation
Description   brances      Land    provements     ments       Land    provements       Total   ciation  Date    Date   Life
------------------------------------------------------------------------------------------------------------------------------
2730 Lafferty
Street      4,625,000     435,550   3,717,895   4,173,633    435,550   7,891,528    8,327,078   610,605  09/95  06/94   5-27.5

Ashbury
Apts.       1,318,824     148,007   2,158,237      28,266    148,007   2,186,503    2,334,510   256,129  06/94  04/94   5-27.5

Bennets Pt. 1,353,226      71,749   1,557,622      16,440     71,749   1,574,062    1,645,811   170,944  08/94  03/94   5-27.5

Bradley
Elderly       804,162       4,000     986,204           0      4,000     986,204      990,204    72,305  03/95  06/94   5-27.5

Breeze Cove 2,830,601     128,751   5,333,835      18,132    128,751   5,351,967    5,480,718   589,618  10/94  05/94   5-27.5

Cascades
Commons    14,936,916   5,131,293   2,743,532  23,240,848  3,375,809  25,984,380   29,360,189 1,447,920  10/95  06/94   5-27.5

Clarksville
Estates       702,382      28,550     838,235         850     28,550     839,085      867,635   138,991  09/94  06/94   5-27.5

College
Green       3,791,301     225,000   6,812,595           0    225,000   6,812,595    7,037,595   434,810  08/95  03/95   5-27.5

                                                               F-109


                                    Boston Capital Tax Credit Fund IV L.P. - Series 20
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997
                                              Subsequent
                               Initial       capitalized   Gross amount at which
                            cost to company     costs**   carried at close of period
                            ---------------  -----------  --------------------------
                                   Buildings                            Buildings             Accum.   Con-    Acq-   Depre-
                 Encum-             and im-       Improve-               and im-              Depre-   struct  uired  ciation
Description     brances    Land    provements      ments       Land     provements    Total   ciation  Date    Date   Life
------------------------------------------------------------------------------------------------------------------------------
Concordia
Housing, I  1,475,469           0   1,997,510           0          0   1,997,510    1,997,510    69,624  07/95  08/94   10-40

Coushatta
Sr., II       716,901      25,700     904,920           0     25,700     904,920      930,620    55,970  03/94  05/94   5-27.5

Cynthiana
Properties    922,615      32,117   1,016,135     678,695     32,117   1,694,830    1,726,947   185,318  04/95  10/94   5-27.5

East Douglas
Apts.       1,978,943      23,913   2,593,259   1,406,931     23,913   4,000,190    4,024,103   229,819  12/95  07/94   5-27.5

Edison Lane   723,937       6,900     951,249           0      6,900     951,249      958,149    49,317  10/95  09/94   5-27.5

Evergreen
Hills       2,832,672     157,537   4,337,312     561,968    157,537   4,899,280    5,056,817   534,892  01/95  08/94   5-27.5

Fair Oaks
Lane        1,421,799     123,600   1,762,341           0    125,000   1,762,341    1,887,341   118,583  05/95  07/94   5-27.5

Floral
Acres II    1,040,964     148,672   1,187,134           0    148,672   1,187,134    1,335,806    70,486  08/94  05/94   5-27.5

Forest Glen
Village     1,339,072      84,800   1,661,326           0    109,800   1,661,326    1,771,126   135,475  02/95  07/94   5-27.5

                                     Boston Capital Tax Credit Fund IV L.P. - Series 20
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997
                                              Subsequent
                               Initial       capitalized   Gross amount at which
                            cost to company     costs**   carried at close of period
                            ---------------  -----------  --------------------------
                                  Buildings                         Buildings                 Accum.   Con-   Acq-   Depre-
               Encum-              and im-     Improve-             and im-                   Depre-   struct uired  ciation
Description   brances     Land    provements    ments       Land    provements      Total     ciation  Date   Date   Life
-----------------------------------------------------------------------------------------------------------------------------
Franklinton
Elderly     1,716,729     64,300   2,074,319       1,150     64,300   2,075,469    2,139,769    114,911  10/94  04/94   5-50

Goldenrod,
Ltd.        7,656,948    800,000  13,419,108           0    770,000  13,419,108   14,189,108    920,302  06/95  04/94   5-27.5

Harrisonburg
Senior        696,198     10,160     877,026           0     10,160     877,026      887,186     64,397  01/94  05/94   7-40

Northfield
Apts.       2,996,329    192,208   4,326,388   2,044,647    193,208   6,371,035    6,564,243    426,420  05/95  06/94   5-27.5

Parkside
Housing       710,184     80,000     943,917       1,174     80,000     945,091    1,025,091     80,840  01/94  12/94   5.27.5

Shady Lane
Sr. Apts      954,697     60,000   1,157,181           0     60,000   1,157,181    1,217,181     92,078  10/93  05/94   5.27.5

Virginia
Avenue      1,372,124    121,238   3,510,339       5,299    121,238   3,515,638    3,636,876    326,179  10/94  10/94   5-27.5
           ----------  ---------  ----------  ----------  ---------  ----------  -----------  ---------
           58,917,993  8,104,045  66,867,619  32,178,033  6,345,961  99,045,652  105,391,613  7,195,933
           ==========  =========  ==========  ==========  =========  ==========  ===========  =========
Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31,
1996.  Decrease due to reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1996. The column has been omitted for presentation purposes.
                                                     F-111

Notes to Schedule III
Boston Capital Tax Credit Fund IV L.P. - Series 20

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/94..........................$          0

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc................................. 47,152,331
    Other.............................................          0

                                                                 $ 47,152,331
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                                  -----------
 Balance at close of period - 03/31/95...........................$ 47,152,331

   Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................  6,999,847
    Improvements, etc................................. 50,521,023
    Other.............................................          0
                                                                    ----------
                                                                 $  57,520,870
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other..............................................         0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/96............................$104,673,201

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................    718,412
    Other.............................................          0
                                                                    ----------
                                                                 $     718,412
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other..............................................         0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/97............................$105,391,613
                                                                  ===========

Boston Capital Tax Credit Fund IV L.P. - Series 20

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/94.........................$         0

  Current year additions*...............................$  509,226
                                                         ---------

Balance at close of period - 3/31/95..............................$   509,226

  Current year additions*...............................$2,750,192
                                                         ---------

Balance at close of period - 3/31/96..............................$ 3,259,418

  Current year additions*...............................$3,936,515
                                                         ---------

Balance at close of period - 3/31/97..............................$ 7,195,933
                                                                   ==========




* Total includes current year expense and amounts capitalized to building basis.


                                    Boston Capital Tax Credit Fund IV L.P. - Series 21
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997
                                              Subsequent
                               Initial       capitalized      Gross amount at which
                            cost to company     costs**     carried at close of period
                            ---------------  -----------    --------------------------
                                   Buildings                       Buildings                 Accum.   Con-    Acq-   Depre-
                 Encum-             and im-     Improve-            and im-                  Depre-   struct  uired  ciation
Description     brances    Land    provements    ments      Land   provements    Total       ciation  Date    Date   Life
----------------------------------------------------------------------------------------------------------------------------
Atlantic
City           5,670,000    100,000   8,334,766  810,562    100,000   9,145,328   9,245,328    431,751  10/95  09/94   5-27.5

Black
River Run      1,271,272     15,000   2,171,360        0     15,000   2,171,360   2,186,360    124,117  12/94  10/94   5-27.5

Campton
Housing        1,045,419     74,511   1,256,245   35,329     74,511   1,291,574   1,366,085     77,516  10/94  08/94   5-40

Cattaragus
Manor          1,101,536     56,630   1,238,241   45,802     56,630   1,284,043   1,340,673     60,826  04/95  08/94   5-27.5

Centrum
Fairfax        4,804,000  1,160,250   7,247,614 (193,671) 1,160,250   7,053,943   8,214,193    211,166  09/95  11/94   5-30

Centrum
Frederick      4,520,000  1,380,000   6,922,259        0  1,080,000   6,922.259   8,002,259    237,355  09/95  10/94   5-27.5

Fort Halifax   1,180,996    120,000   1,324,762  194,592    121,200   1,519,354   1,640,554    139,408  01/95  09/94   5-27.5

Havelock
Manor          1,866,187    120,000   2,194,078      755    120,000   2,194,833   2,314,833    118,159  10/95  12/94   5-27.5

                                                             F-114


                                     Boston Capital Tax Credit Fund IV L.P. - Series 21
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997
                                              Subsequent
                                Initial       capitalized     Gross amount at which
                             cost to company     costs**    carried at close of period
                             ---------------  -----------   --------------------------
                                      Buildings                      Buildings                  Accum.   Con-   Acq-   Depre-
                 Encum-                and im-     Improve-           and im-                   Depre-   struct uired  ciation
Description     brances      Land     provements    ments     Land   provements      Total      ciation  Date   Date   Life
------------------------------------------------------------------------------------------------------------------------------
Holly
Village          720,083     15,270      962,236        1    15,270     962,237       977,507    66,065  06/95  08/94   5-27.5

Live Oak
Village          771,779     63,210      899,606   24,746     63,210     924,352      987,562    37,580  07/95  10/94   6-40

Lookout Ridge    685,710     62,000    1,639,096        0     62,000   1,639,096    1,701,096   119,206  12/94  12/94   27.5

Pinedale II    1,448,930     27,906    2,876,158        0     12,906   2,876,158    2,889,064   165,645  12/94  10/94   5-27.5

Pumphouse
Crossing II    1,312,213     10,000    2,431,087        0     10,000   2,431,087    2,441,087   148,826  12/94  10/94   5-27.5

Tower View     1,139,634     46,629    1,571,026   (1,951)    46,629   1,569,075    1,615,704    74,365  05/95  11/94   5-27.5
              ----------  ---------   ----------  -------  ---------  ----------   ---------- ---------
              27,537,759  3,251,406   41,068,534  916,165  2,937,606  41,984,699   44,922,305 2,011,985
              ==========  =========   ==========  =======  =========  ==========   ========== =========


Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31,
1995.

*Decrease due to reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1995.  The column has been omitted for presentation purposes.

                                                             F-115

Notes to Schedule III
Boston Capital Tax Credit Fund IV L.P. - Series 21

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/94..........................$          0

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................ 14,011,014
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------
                                                                 $ 14,011,014
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/95............................$ 14,011,014

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................  31,821,601
    Improvements, etc................................     693,221
    Other............................................           0
                                                      -----------
                                                                 $ 32,514,822
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/96............................$ 46,525,836

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     102,815
    Other............................................           0
                                                      -----------
                                                                 $    102,815
  Deductions during period:
    Cost of real estate sold.........................$ (1,512,675)
    Other............................................    (193,671)
                                                      -----------
                                                                 $ (1,706,346)
                                                                  -----------
Balance at close of period - 03/31/97............................$ 44,922,305
                                                                  ===========

Boston Capital Tax Credit Fund IV L.P. - Series 21

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/94.........................$         0

  Current year expense..................................$  117,569
                                                         ---------
Balance at close of period - 3/31/95..............................$   117,569

  Current year expense..................................$  790,213
                                                         ---------
Balance at close of period - 3/31/96..............................$   907,782

  Current year expense..................................$1,104,203
                                                         ---------
Balance at close of period - 3/31/97..............................$ 2,011,985
                                                                   ==========



                                     Boston Capital Tax Credit Fund L.P. - Series 22
                               Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997
                                              Subsequent
                               Initial       capitalized   Gross amount at which
                            cost to company     costs**   carried at close of period
                            ---------------  -----------  --------------------------
                                     Buildings                        Buildings                Accum.   Con-    Acq-   Depre-
                Encum-               and im-     Improve-             and im-                  Depre-   struct  uired  ciation
Description    brances      Land    provements    ments       Land   provements      Total     ciation  Date    Date   Life
------------------------------------------------------------------------------------------------------------------------------
Albamarle
Village       1,471,056     91,280   1,720,443     14,033     91,280   1,734,476   1,825,756    180,618  09/94  09/94   5-27.5

Bayou
Crossing      8,480,077    867,209  16,061,472     42,812    857,500  16,104,284  16,961,784    527,656  01/96  11/94   12-39

Bellwood
Gardens       1,257,293     64,715   1,505,852         10     64,715   1,505,862   1,570,577     57,473  07/95  09/95   5-27.5

Birch Ridge   2,800,000    178,000           0  5,630,839    178,000   5,630,839   5,808,839    128,939  03/96  01/95   5-40

Black River
Run           1,271,272     15,000   2,171,360          0     15,000   2,171,360   2,186,360    124,117  12/94  04/95   5-27.5

Clarendon
Court         1,459,149     41,930   1,799,906          0     41,930   1,799,906   1,841,836    135,317  04/95  10/94   7-27.5

Cobblestone
Village       1,425,863     79,567   1,679,627          0     79,567   1,679,627   1,759,194    181,676  05/94  01/95   5-27.5

                                    Boston Capital Tax Credit Fund IV L.P. - Series 22
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997
                                              Subsequent
                               Initial       capitalized     Gross amount at which
                            cost to company     costs**     carried at close of period
                            ---------------  -----------    --------------------------
                                    Buildings                        Buildings                Accum.   Con-    Acq-   Depre-
                Encum-               and im-     Improve-             and im-                 Depre-   struct  uired  ciation
Description    brances      Land    provements    ments      Land    provements    Total      ciation  Date    Date   Life
-----------------------------------------------------------------------------------------------------------------------------
Condordia
Housing II    1,503,005    169,820   1,854,563         0    169,820   1,854,563   2,024,383     66,139  11/95  01/95   10-40

Concordia
Housing III   1,498,289          0           0 1,894,169    172,090   1,894,169   2,066,259     53,006  12/95  02/95   10-40

Crystal City/
Festus        1,570,039    120,732   3,137,651    44,272    120,732   3,181,923   3,302,655    161,099  11/95  01/95   5-27.5

Drakes
Branch        1,275,621     75,473   1,511,490         0     75,473   1,511,490   1,586,963    100,706  06/95  01/95   5-27.5

Edmond
Properties    4,003,362    160,000           0 7,048,537    160,000   7,048,537   7,208,537    239,076  03/96  11/94   5-27.5

Elks
Tower           830,000     10,000   1,344,357   415,859     10,000   1,760,216   1,770,216     43,199  12/96  10/95   27.5

Fonda LP      1,042,256     25,000   1,310,014    15,793     25,000   1,325,807   1,350,807    129,374  10/94  12/94   5-27.5

Goldenrod
Ltd.          7,656,948    770,000  13,323,746    95,362    770,000  13,419,108  14,189,108    920,302  06/95  03/95   7-27.5

Kimbark 1200
Associates    2,008,072    495,120   3,102,192    69,796    495,120   3,171,988   3,667,108     99,364  12/95  09/95   40

                                      Boston Capital Tax Credit Fund L.P. - Series 22
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997
                                               Subsequent
                               Initial        capitalized       Gross amount at which
                            cost to company      costs**      carried at close of period
                            ---------------   -----------     --------------------------
                                    Buildings                        Buildings                Accum.    Con-    Acq-   Depre-
                 Encum-              and im-     Improve-             and im-                 Depre-    struct  uired  ciation
Description     brances     Land    provements    ments       Land   provements    Total      ciation   Date    Date   Life
------------------------------------------------------------------------------------------------------------------------------
Lake Street
Apts.         1,368,435     20,000   1,846,543    12,714     20,000   1,859,257   1,879,257     75,366   09/95   04/95  5-27.5

Lost Tree     1,646,820     85,000   4,510,201     1,489     85,000   4.511,690   4,596,690    234,109   06/95   04/95  5-27.5

Marksville
Square          970,941     66,000     250,449   982,764     66,000   1,233,213   1,299,213     32,390   01/96   01/95  N/A

Philadelphia
Housing I       546,412     13,750     757,989       873     13,750     758,862     772,612     23,422   08/95   07/95  5-27.5

Philadelphia
Housing II      853,768     25,000   1,219,579       695     25,000   1,220,274   1,245,274     37,676   08/95   07/95  5-27.5

Quankey
Hills         1,022,944     51,368   1,189,397        (1)    51,368   1,189,396   1,240,764     90,103   03/95  01/95   5-27.5

Richmond
Hardin          967,356     55,000   2,143,538    12,002     55,232   2,155,540   2,210,772    177,608   02/95  12/94   5-27.5

Roxbury
Veterans              0          0           0         0          0           0           0          0     u/c  12/96     N/A

Sacramento
Properties      438,360     18,000     575,442         0     18,000     575,442     593,442     31,069   09/95  08/95   5-27.5

                                                            F-120

                                      Boston Capital Tax Credit Fund L.P. - Series 22
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997

                                               Subsequent
                               Initial         Capitalized     Gross amount at which
                            cost to company      costs**     carried at close of period
                            ---------------    -----------   --------------------------
                                    Buildings                        Buildings                Accum.   Con-    Acq-   Depre-
                 Encum-              and im-     Improve-             and im-                 Depre-   struct  uired  ciation
Description     brances    Land     provements    ments      Land    provements    Total      ciation  Date    Date   Life
-----------------------------------------------------------------------------------------------------------------------------
Salem LP        979,444     33,093   1,132,389          0     33,093   1,132,389   1,165,482     98,507  12/94  01/95   5-27.5

Swedesboro
Housing       1,493,714    168,295   1,814,291          0    168,295   1,814,291   1,982,586     75,102  06/95  07/95   5-27.5

Troy Villa    2,114,497    231,605   4,084,841          0    231,606   4,084,841   4,316,447    316,482  06/95  12/94   5-27.5
             ----------  ---------  ---------- ----------  ---------  ----------  ----------  ---------
             51,954,993  3,930,957  70,047,332 16,282,018  4,093,571  86,329,350  90,422,921  4,339,895
             ==========  =========  ========== ==========  =========  ==========  ==========  =========


Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31,
1996.
**There were no carrying costs as of December 31, 1996.  The column has been omitted for presentation purposes.










                                                          F-121
/TABLE

Notes to Schedule III
Boston Capital Tax Credit Fund IV L.P. - Series 22

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/94..........................$          0

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................  2,699,758
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------
                                                                 $  2,699,758
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/95............................$  2,699,758

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................ 75,121,060
    Improvements, etc.................................     15,793
    Other.............................................          0
                                                       ----------
                                                                 $ 75,136,853
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/96............................$ 77,836,611

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc................................. 16,438,316
    Other.............................................          0
                                                       ----------
                                                                 $ 16,438,316
  Deductions during period:
    Cost of real estate sold..........................$(3,852,006)
    Other.............................................          0
                                                       ----------
                                                                 $ (3,852,006)
                                                                  -----------
Balance at close of period - 03/31/97............................$ 90,422,921
                                                                  ===========

Boston Capital Tax Credit Fund IV L.P. - Series 22

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/94........................$          0

  Current year additions*..............................$   16,389
                                                        ---------
Balance at close of period - 3/31/95.............................$     16,389

  Current year additions*..............................$1,685,278
                                                        ---------
Balance at close of period - 3/31/97.............................$  1,701 667

  Current year additions*..............................$2,638,228
                                                        ---------
Balance at close of period - 3/31/97.............................$  4,339,895
                                                                  ===========



                                    Boston Capital Tax Credit Fund IV L.P. - Series 23
                               Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997
                                                Subsequent
                                  Initial       capitalized   Gross amount at which
                              cost to company     costs**    carried at close of period
                              ---------------   -----------  --------------------------
                                    Buildings                        Buildings                Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-                 Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements    Total      ciation  Date    Date   Life
-----------------------------------------------------------------------------------------------------------------------------
Barlee
Properties      854,605     64,000   1,641,754         0     64,000   1,641,754   1,705,754     72,649  11/95  07/94   5-30

Bayou
Crossing      8,480,077    857,500  16,061,472    42,812    857,500  16,104,284  16,961,784    527,656  01/96  02/95   12-39

Birch
Ridge         2,800,000    178,000           0 5,630,839    178,000   5,630,839   5,808,839    128,939  03/96  01/95   10-40

Broderick
Housing       2,200,000    275,037   4,540,011         0    275,037   4,540,011   4,815,048    106,026     UC  08/95     NA

Colonna
Redevelopment 1,370,606    374,310   3,470,813     8,152    374,310   3,478,965   3,853,275    157,029  05/94  05/95   7-40

Concordia II
Housing       1,503,005    169,820   1,854,563         0    169,820   1,854,563   2,024,383     66,139  11/95  01/95   10-40

Concordia III
Housing       1,498,289          0           0 1,894,169    172,090   1,894,169   2,066,259     53,006  12/95  02/95   N/A

Crystal
City Festus   1,570,039    120,732   3,137,651    44,272    120,732   3,181,923   3,302,655    161,099  11/95  02/95   5-40
                                                             F-124


                                    Boston Capital Tax Credit Fund IV L.P. - Series 23
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997
                                                Subsequent
                                Initial        capitalized       Gross amount at which
                             cost to company     costs**      carried at close of period
                             ---------------   -----------    --------------------------
                                     Buildings                       Buildings                 Accum.   Con-    Acq-   Depre-
                 Encum-               and im-     Improve-            and im-                  Depre-   struct  uired  ciation
Description     brances       Land   provements    ments      Land   provements       Total    ciation  Date    Date   Life
------------------------------------------------------------------------------------------------------------------------------
Edmond
Properties     4,003,362    160,000           0 7,048,537    160,000   7,048,537   7,208,537   239,076  03/96  11/94   N/A

Halls
Ferry Apts.    1,303,777      5,064   2,984,978   195,969      5,064   3,180,947   3,186,011    90,814  12/95  08/95   5-40

Hurleyville    1,186,217    143,182   1,549,696   (21,382)   143,182   1,528,314   1,671,496    41,467  12/95  07/95   N/A

Ithaca I Apts.   686,550     37,945     808,775         0     37,945     808,775     846,720    34,968  07/95  11/95   7-27.5

Kimbark 1200   2,008,072    495,120   3,102,192    69,796    495,120   3,171,988   3,667,108    99,364  12/95  09/95   5-40

Mathis Apts.     921,088     25,819   1,176,999         0     25,819   1,176,999   1,202,818    57,843  01/95  01/95   5-40

Mid City
Associates     3,140,774     15,058   6,616,466         0     15,058   6,616,466   6,631,524   591,191  06/94  09/95   5-27.5

Orange Grove     675,409     43,180     824,814         0     43,180     824,814     867,994    38,172  02/95  01/95   5-40

Philmont       1,501,413     40,000   1,885,476       932     40,000   1,886,408   1,926,408   131,718  05/95  05/95   5-40

Sacramento Sro
Properties     2,538,762          0           0 3,943,595          0   3,943,595   3,943,595    12,342      UC  09/95  N/A



                                                              F-125


                                   Boston Capital Tax Credit IV Fund L.P. - Series 23
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997
                                                Subsequent
                               Initial         capitalized     Gross amount at which
                            cost to company      costs**     carried at close of period
                            ---------------    -----------   --------------------------
                                    Buildings                           Buildings               Accum.   Con-    Acq-   Depre-
                 Encum-              and im-     Improve-                and im-               Depre-   struct  uired  ciation
Description     brances    Land     provements    ments      Land       provements     Total   ciation  Date    Date   Life
----------------------------------------------------------------------------------------------------------------------------
South Hills   1,994,188    131,000   1,261,754   2,630,952     131,000   3,892,706   4,023,706    99,226  02/96  06/95   5-40

St. Peters
Villa         2,001,879    425,974           0   3,472,464     431,974   3,472,464   3,904,438   138,830  03/96  07/95   N/A

Village
Woods         1,699,121     51,080   3,637,023     490,943      51,080   4,127,966   4,179,046   104,291  3,789  12/95  05/95
5-40

Woodland
Properties      329,625     30,000     593,884           0      30,000     593,884     623,884    30,055  06/95  07/95   7-30
             ----------  ---------  ----------  ----------   ---------  ----------  ---------- ---------
             44,266,858  3,642,821  55,148,321  25,452,050   3,820,911  80,600,371  84,421,282 2,981,900
             ==========  =========  ==========  ==========   =========  ==========  ========== =========


Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31,
1996. Decrease due to reallocation of acquisition costs.

**There were no carrying costs as of December 31, 1996.  The column has been omitted for presentation purposes.




                                                           F-126


Notes to Schedule III
Boston Capital Tax Credit Fund IV L.P. - Series 23

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/95..........................$          0
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................ 58,791,142
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------
                                                                 $ 58,791,142
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/96............................$ 58,791,142
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................ 25,651,522
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------
                                                                 $ 25,651,522
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................    (21,382)
                                                       ----------
                                                                 $    (21,382)
                                                                  -----------
Balance at close of period - 03/31/97............................$ 84,421,282
                                                                  ===========

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/95.........................$         0

  Current year additions*...............................$  693,729
                                                         ---------
Balance at close of period - 3/31/96..............................$   693,729

  Current year additions*...............................$2,288,171
                                                         ---------
Balance at close of period - 3/31/97..............................$ 2,981,900
                                                                   ==========
*_Total includes current year expense and amounts capitalized to building basis.


                                    Boston Capital Tax Credit Fund IV L.P. - Series 24
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997
                                              Subsequent
                                Initial       capitalized   Gross amount at which
                            cost to company     costs**   carried at close of period
                            ---------------  -----------  --------------------------
                                   Buildings                       Buildings               Accum.   Con-    Acq-   Depre-
                 Encum-             and im-     Improve-            and im-                Depre-   struct  uired  ciation
Description     brances    Land    provements    ments    Land     provements    Total     ciation  Date    Date   Life
--------------------------------------------------------------------------------------------------------------------------
Autumn Ridge  1,123,201   125,347           0          0  125,347           0    125,347         0     UC     7/96   N/A

Brooks
Summit Apts.  1,123,519    44,000           0  1,454,399   44,000   1,454,399  1,498,399     8,614     UC    12/95   N/A

Brownsville
Associates    1,209,681    58,945   1,476,197   (267,769)  58,945   1,208,428  1,267,373    51,499  09/95    09/95   5-40

Century
East IV Apts.   635,683    90,000     984,989          0   90,000     984,989  1,074,989    40,552  08/95    08/95   5-40

Century
East V Apts.    635,683    90,000     982,504          0   90,000     982,504  1,072,504    38,367  09/95    11/95   5-40

Commerce
Parkway       1,638,979   242,000   1,579,251          0  242,000   1,579,251  1,821,251    22,052     UC    09/95   N/A

Coolidge
Pinal II      1,142,884    40,000   1,363,991          0   40,000   1,363,991  1,403,991    25,966   4/96     4/96   5-27.5

Edenfield
Elderly       1,247,826    10,280   1,709,535          0   10,280   1,709,535  1,719,815    53,173  12/96     1/96   28

                                                            F-128


                                    Boston Capital Tax Credit Fund IV L.P. - Series 24
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997
                                              Subsequent
                               Initial       capitalized   Gross amount at which
                            cost to company     costs**   carried at close of period
                            ---------------  -----------  --------------------------
                                     Buildings                     Buildings                Accum.     Con-     Acq-   Depre-
                 Encum-               and im-    Improve-          and im-                  Depre-     struct   uired  ciation
Description     brances     Land     provements   ments     Land   provements    Total      ciation    Date     Date   Life
------------------------------------------------------------------------------------------------------------------------------
Elm Street    2,420,999   183,547   3,715,562         0   183,547   3,715,562  3,899,109    81,639     1/96     1/96    5-27.5

Jeremy
Associates    3,682,888   522,890   6,954,516         0   522,890   6,954,516  7,477,406   113,288    12/95     6/96    5-40

Lake I Apts.    620,233    85,000   1,012,730     1,165    85,000   1,013,895  1,098,895    43,871     7/95    08/95    5-40

Laurelwood
Park          2,330,000   230,000   5,379,607         0   230,000   5,379,607   5,609,607    62,543    10/96    2/96    5-27.5

Los Lunas     1,225,000   150,000   2,280,094         0   150,000   2,280,094   2,430,094    41,939     6/96    8/96    5-27.5

New
Hilltop       1,733,471    54,366   2,145,934     2,063    52,591   2,147,997   2,200,588   107,250    11/95   11/95    5-40

New Madison
Park IV       7,812,244   541,624  11,606,586         0   541,624  11,606,586  12,148,210   288,888     3/97    5/96    5-27.5

North Hampton
Place           888,616   207,550   2,230,062         0   207,550   2,230,062   2,437,612    88,913     3/96    11/95   N/A

Northfield
Housing         200,000    70,000     446,355         0    70,000     446,355     516,355    17,478     9/96    12/96   5-27.5

Overton
Associates    1,235,329   130,000   1,529,213         0   130,000   1,529,213   1,659,213     9,305     9/96     6/96   5-40
                                                            F-129

                                    Boston Capital Tax Credit Fund IV L.P. - Series 24
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997
                                              Subsequent
                               Initial       capitalized   Gross amount at which
                            cost to company     costs**   carried at close of period
                            ---------------  -----------  --------------------------
                                     Buildings                     Buildings                Accum.     Con-     Acq-   Depre-
                 Encum-               and im-    Improve-          and im-                  Depre-     struct   uired  ciation
Description     brances     Land     provements   ments     Land   provements    Total      ciation    Date     Date   Life
------------------------------------------------------------------------------------------------------------------------------
Pahrump
Valley         1,405,051     63,000    1,757,158         0    63,000   1,757,158   1,820,158   32,701   7/96    7/96   7-27.5

Stanton
Associates     1,219,234     85,971    1,535,425  (282,577)   85,971   1,252,848   1,338,819   47,276   9/95    9/95   5-40

SG Wyandotte   3,765,817    950,000            0         0   950,000           0     950,000       0    2/97    4/96   5-27.5

Woodland
Associates     1,143,044    108,900    1,437,608    59,124   108,900   1,496,732   1,605,632   43,728   9/95   11/95   5-50

Zwolle Apts.     880,109     10,000      930,782   188,315    10,000   1,119,097   1,129,097   50,938   4/96   11/95   5-40

              ----------  ---------   ---------- --------- ---------  ----------  ---------- ---------
              39,319,491  4,093,420   51,058,099 1,154,720 4,091,645  52,212,819  56,304,464 1,269,980
              ==========  =========   ========== ========= =========  ==========  ========== =========


Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31,
1996.

*Decrease due to reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1996.  The column has been omitted for presentation purposes.


                                                          F-130
/TABLE

Notes to Schedule III
Boston Capital Tax Credit Fund L.P. - Series 24

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/95..........................$          0
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................ 15,269,744
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------
                                                                 $ 15,269,744
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/96............................$ 15,269,744

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................ 44,018,168
    Improvements, etc.................................  1,703,291
    Other.............................................          0
                                                       ----------
                                                                 $ 45,721,459
  Deductions during period:
    Cost of real estate sold..........................$(4,136,393)
    Other.............................................   (550,346)
                                                       ----------
                                                                 $ (4,686,739)
                                                                  -----------
Balance at close of period - 03/31/97............................$ 56,304,464
                                                                  ===========


Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/95.........................$         0

  Current year additions*...............................$  176,661
                                                         ---------
Balance at close of period - 3/31/96..............................$   176,661

  Current year additions*...............................$1,093,319
                                                         ---------
Balance at close of period - 3/31/97..............................$ 1,269,980
                                                                   ==========


                                    Boston Capital Tax Credit Fund IV L.P. - Series 25
                               Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997
                                                Subsequent
                                  Initial       capitalized   Gross amount at which
                              cost to company     costs**    carried at close of period
                              ---------------   -----------  --------------------------
                                    Buildings                        Buildings                Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-                 Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements    Total      ciation  Date    Date   Life
-----------------------------------------------------------------------------------------------------------------------------
352 Lenox
Associates      189,140      6,250     167,568          0     6,250     167,568     173,818      1,972    UC   10/96   5-27.5

Century
East II         546,951     70,000     888,314          0    70,000     888,314     958,314      9,300   6/96   8/96   5-27.5

Dogwood
Park          2,316,000    235,000           0  6,557,268   241,948   6,557,268   6,799,216     71,237  10/96  12/95   5-27.5

Dublin
Housing II      681,323     15,000           0          0    15,000           0      15,000          0  12/96  09/96   N/A
Ethel
Housing         648,556     18,600   1,058,460          0    18,600   1,058,460   1,077,060      9,716  12/96  06/96   5-27.5

Horse Cave      858,420     75,000   1,053,944          0    75,000   1,053,944   1,128,944      6,076  11/96   5/96   5-27.5

Hurricane
Hills LC      1,159,428    150,000     416,357          0   150,000     416,357     566,357          0     UC   9/96   N/A

Laurelwood
Park          2,330,000    230,000   5,379,607          0   230,000   5,379,607   5,609,607     62,543  10/96   2/96   5-27.5

                                   Boston Capital Tax Credit Fund IV L.P. - Series 25
                               Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997
                                                Subsequent
                                  Initial       capitalized   Gross amount at which
                              cost to company     costs**    carried at close of period
                              ---------------   -----------  --------------------------
                                    Buildings                        Buildings                Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-                 Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements    Total      ciation  Date    Date   Life
-----------------------------------------------------------------------------------------------------------------------------
Main Everett    656,701           0           0          0        0           0          0           0     UC   6/96   N/A

Mokapoke LP   1,230,256      60,000   1,907,937          0   60,000   1,907,937  1,967,937      48,080   4/96   2/96   5-27.5

New Madison
Park IV       7,812,244     541,624  11,606,586          0  541,624  11,606,586 12,148,210     288,888   3/97   5/96   5-27.5

Ohio
Investors     2,237,192      31,650   2,354,099          0   31,650   2,354,099  2,385,749     142,326   9/95   2/96   5-27.5

Osborne
Housing         443,038           0           0          0        0           0          0           0  12/96   6/96   27.5

Rose Square     354,805           0           0          0        0           0          0           0   2/97  10/96   N/A

Sandstone
Village       1,274,057      96,047           0  2,584,888   96,047   2,584,888  2,680,935      39,722   8/96  11/95   5-27.5

Shannon
Housing         905,068      34,800   1,466,352          0   34,800   1,466,352  1,501,152      17,348   1/97   4/96   40.7

Smith House   2,419,906     107,284   5,108,688          0  107,284   5,108,688  5,215,972     126,878   3/97   4/96   5-27.5

SG Wyandotte  3,775,803     950,000   1,254,765          0  950,000   1,254,765  2,204,765           0   2/97   4/96   5-27.5

                                    Boston Capital Tax Credit Fund IV L.P. - Series 25
                               Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997
                                                Subsequent
                                  Initial       capitalized   Gross amount at which
                              cost to company     costs**    carried at close of period
                              ---------------   -----------  --------------------------
                                    Buildings                        Buildings                Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-                 Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements    Total      ciation  Date    Date   Life
-----------------------------------------------------------------------------------------------------------------------------
Sutton Place  6,300,000   352,500    7,055,577         0    352,500   7,055,577   7,408,077    247,297  UC     11/96   5-27.5

West Point
Housing         946,507     75,000   1,188,623         0     75,000   1,188,623   1,263,623      6,102  UC      9/96   40.7
             ----------  ---------  ---------- ---------  ---------  ----------  ----------  ---------
             37,085,395  3,048,755  40,906,877 9,142,156  3,055,703  50,049,033  53,104,736  1,077,485
             ==========  =========  ========== =========  =========  ==========  ==========  =========


Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31,
1996.

**There were no carrying costs as of December 31, 1996. The column has been omitted for presentation purposes.












                                                           F-134

Notes to Schedule III
Boston Capital Tax Credit Fund IV L.P. - Series 25

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/95..........................$          0
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................    331,047
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------
                                                                 $    331,047
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/96............................$    331,047
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................ 43,624,585
    Improvements, etc.................................  9,149,104
    Other.............................................          0
                                                       ----------
                                                                 $ 52,773,689
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/97............................$ 53,104,736
                                                                  ===========

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/95.........................$         0

  Current year additions*...............................$   20,636
                                                         ---------
Balance at close of period - 3/31/96..............................$    20,636

  Current year additions*...............................$1,056,849
                                                         ---------
Balance at close of period - 3/31/97..............................$ 1,077,485
                                                                   ==========

                                 Boston Capital Tax Credit Fund IV L.P. - Series 26
                               Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997
                                                Subsequent
                                  Initial       capitalized   Gross amount at which
                              cost to company     costs**    carried at close of period
                              ---------------   -----------  --------------------------
                                    Buildings                        Buildings                Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-                 Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements    Total      ciation  Date    Date   Life
-----------------------------------------------------------------------------------------------------------------------------
Beauregard
Apts.        1,013,042    70,000   1,640,768           0   70,000    1,640,768  1,710,768      14,675   9/96   8/96   7-40

Beckwood
Manor One    1,052,756    20,000   1,334,656           0   20,000    1,334,656  1,354,656      17,875  10/96   8/96   5-27.5

Butler
Apts           224,908     2,908     312,328           0    2,908      312,328    315,236       1,301    UC    2/97   40

Calgory
Apts I         637,227   100,000     985,551           0  100,000      985,551  1,085,551      25,757  12/95   2/96   5-27.5

Calgory
Apts II        597,039   100,000     987,802           0  100,000      987,802  1,087,802      25,717  12/96   2/96   5-27.5

Calgory
Apts III       637,227   100,000     982,395           0  100,000      982,395  1,082,395      25,674  12/95   2/96   5-27.5

Cameron
Housing      1,009,963    74,000   1,736,306           0   74,000    1,736,306  1,810,306      10,857  12/96   8/96   40

Decro
Nordoff      1,330,000   555,000   1,406,871           0  555,000    1,406,871  1,961,871           0    UC    9/96   N/A

                                 Boston Capital Tax Credit Fund IV L.P. - Series 26
                               Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997
                                                Subsequent
                                  Initial       capitalized   Gross amount at which
                              cost to company     costs**    carried at close of period
                              ---------------   -----------  --------------------------
                                    Buildings                        Buildings                Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-                 Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements    Total      ciation  Date    Date   Life
-----------------------------------------------------------------------------------------------------------------------------
East
Park II         597,991     35,000  1,119,729          0    35,000   1,119,729  1,154,729    11,521     8/96   8/96    5-27.5

Edgewood
Park          1,360,612    125,000  2,693,011          0   125,000   2,693,011  2,818,011       777     1/97   5/96    5-27.5

Grandview
Apts          1,240,000    180,000  2,198,865          0   180,000   2,198,865  2,378,865     13,552    8/96   8/96    5-27.5

Lake IV
Apts            652,163     85,000  1,015,860          0    85,000   1,015,860  1,100,860     26,465   12/95   2/96    5-27.5

Lake V
Apts            622,875     85,000  1,018,455          0    85,000   1,018,455  1,103,455     26,541   12/95   2/96    5-27.5

Mason
LP              936,992     14,000  1,216,707          0    14,000   1,216,707  1,230,707     59,756    1/96   2/96    5-27.5

Maxton
Green           978,493     30,500  1,262,584          0    30,500   1,262,584  1,293,084     20,392   12/96   9/96    5-27.5

MB Apts       1,107,890    350,000    400,000          0   350,000     400,000    750,000          0      UC   3/96    N/A

Mosby Forest    804,770     31,275  1,342,190          0    31,275   1,342,190  1,373,465     11,328   10/96  10/96    5-27.5

SG Hazeltine  1,915,847    464,955          0          0   464,955           0    464,955          0    1/97   6/96    N/A

                                  Boston Capital Tax Credit Fund IV L.P. - Series 26
                               Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997
                                                Subsequent
                                  Initial       capitalized   Gross amount at which
                              cost to company     costs**    carried at close of period
                              ---------------   -----------  --------------------------
                                    Buildings                        Buildings                Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-                 Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements    Total      ciation  Date    Date   Life
-----------------------------------------------------------------------------------------------------------------------------
Southwind
Apts          634,414       32,000   1,607,903       0     32,000  1,607,903  1,639,903      1,675     12/96  8/96      40

TR Bobb
Apts          835,392       75,000   1,530,233       0     75,000  1,530,233  1,605,233      7,417     12/96  8/96      40

Timmonsville
Green         904,501       41,000   1,252,546       0     41,000  1,252,546  1,293,546     19,913      2/97 10/96    5-27.5

Tremont
Station     1,310,645            0   1,669,559       0          0  1,669,559  1,669,559      5,758     11/96  5/96    5-27.5

The
Willows       827,170       13,000   1,067,939       0     13,000  1,067,939  1,080,939     24,903      5/96  5/96    5-27.5

Warrensburg
Heights     1,126,895       23,370   1,397,872       0     23,370  1,397,872  1,421,242      9,533     11/96 12/96    5-27.5
           ----------    ---------  ----------       -  --------- ---------- ----------    -------
           22,358,812    2,607,008  30,180,130       0  2,607,008 30,180,130 32,787,138    361,387
           ==========    =========  ==========       =  ========= ========== ==========    =======

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31,
1996.

**There were no carrying costs as of December 31, 1996. The column has been omitted for presentation purposes.
                                                            F-138


Notes to Schedule III
Boston Capital Tax Credit Fund IV L.P. - Series 26

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/96..........................$          0
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................ 32,787,138
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------
                                                                 $ 32,787,138
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/97............................$ 32,787,138
                                                                  ===========



Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/96.........................$         0

  Current year additions*...............................$  361,387
                                                           -------
Balance at close of period - 3/31/97..............................$   361,387
                                                                     ========

                                  Boston Capital Tax Credit Fund IV L.P. - Series 27
                               Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997
                                                Subsequent
                                  Initial       capitalized   Gross amount at which
                              cost to company     costs**    carried at close of period
                              ---------------   -----------  --------------------------
                                    Buildings                        Buildings                Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-                 Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements    Total      ciation  Date    Date   Life
-----------------------------------------------------------------------------------------------------------------------------
Centrum
Fairfax II     2,933,506  1,054,099          0          0  1,054,099           0  1,054,099        0     UC    8/96   NA

Pear Village     260,940     50,000    512,155          0     50,000     512,155    562,155    1,323     UC    8/96   5-27.5

Randolph
Village          300,000  1,168,500          0          0  1,168,500           0  1,168,500        0     UC    9/96   NA

Sunday Sun       881,700    156,600  1,638,376          0    156,600   1,638,376  1,794,976    9,411  12/96   10/96   5-27.5

Wayne Housing          0  1,200,000          0          0  1,200,000           0  1,200,000        0     UC   11/96   NA
               ---------  ---------  ---------   --------  ---------   ---------  ---------   ------
               4,376,146  3,629,199  2,150,531          0  3,629,199   2,150,531  5,779,730   10,734
               =========  =========  =========   ========  =========   =========  =========   ======


Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31,
1996.

**There were no carrying costs as of December 31, 1996. The column has been omitted for presentation purposes.


                                                            F-140
/TABLE

Notes to Schedule III
Boston Capital Tax Credit Fund IV L.P. - Series 27

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/96..........................$          0
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................  5,779,730
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------
                                                                 $  5,779,730
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $  5,779,730
                                                                  -----------
Balance at close of period - 03/31/97............................$  5,779,730
                                                                  ===========



Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/96.........................$         0

  Current year additions*...............................$   10,734
                                                         ---------
Balance at close of period - 3/31/97..............................$    10,734
                                                                   ==========

                                  Boston Capital Tax Credit Fund IV L.P. - Series 28
                               Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997
                                                Subsequent
                                  Initial       capitalized   Gross amount at which
                              cost to company     costs**    carried at close of period
                              ---------------   -----------  --------------------------
                                    Buildings                        Buildings                Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-                 Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements    Total      ciation  Date    Date   Life
-----------------------------------------------------------------------------------------------------------------------------
Fairway
II L.P.        1,090,926     48,000    599,230          0     48,000     599,230    647,230    8,223     UC   12/96   5-27.5
               ---------     ------    -------   --------     ------     -------    -------    -----
               1,090,926     48,000    599,230          0     48,000     599,230    647,230    8,223
               =========     ======    =======   ========     ======     =======    =======    =====


Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31,
1996.

**There were no carrying costs as of December 31, 1996. The column has been omitted for presentation purposes.











                                                            F-142
/TABLE

Notes to Schedule III
Boston Capital Tax Credit Fund IV L.P. - Series 28

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/96..........................$          0
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................    647,230
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------
                                                                 $    647,230
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $    647,230
                                                                  -----------
Balance at close of period - 03/31/97............................$    647,230
                                                                  ===========



Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/96.........................$         0

  Current year additions*...............................$    8,223
                                                         ---------
Balance at close of period - 3/31/97..............................$     8,223
                                                                   ==========


*Total includes current year expense and amounts capitalized to building basis.