Form 10-Q
period 1997-06-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 1997-08-20
CIK 913778

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  June 30, 1997
                                     ------------------
                                             or

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



                        QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED JUNE 30, 1997
              -----------------------------------------------


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

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................



















               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS




                                              June 30,            March 31,
                                                1997                1997
                                             (Unaudited)          (Audited)
                                             -----------          ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $181,834,854         $164,581,635


OTHER ASSETS
   Cash and cash equivalents                 17,352,659           14,801,634
   Investments                               53,319,830           46,568,694
   Notes receivable                          15,165,290           12,972,311
   Deferred acquisition costs                 7,600,622            6,888,731
   Prepaid expenses                               6,211                6,458
   Organization costs, net of
     accumulated amortization (Note B)          509,891              534,968
   Other assets                              14,945,861           12,846,156
                                            -----------          -----------

                                           $290,735,218         $259,200,587
                                            ===========          ===========

LIABILITIES

   Accounts payable & accrued
     expenses (Note C)                     $    471,483         $      6,683
   Syndication costs payable                    321,290              280,815
   Accounts payable affiliates                1,861,362            1,536,042
   Capital contributions payable (Note D)    41,736,599           34,744,876
                                            -----------          -----------

                                             44,390,734           36,568,416
                                            -----------          -----------









               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS




                                              June 30,             March 31,
                                                1997                 1997
                                             (Unaudited)           (Audited)
                                            ------------         ------------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest,
      $10 stated value per BAC; 40,000,000
      authorized BACs; 31,231,852 issued and
      outstanding as of June 30, 1997        246,501,225          222,767,338
   General Partner                              (213,484)            (191,910)
   Unrealized gain (loss) on securities
    available for sale, net                       56,743               56,743
                                             -----------          -----------

                                             246,344,484          222,632,171
                                             -----------          -----------

                                            $290,735,218         $259,200,587
                                             ===========          ===========




















       The accompanying notes are an integral part of these statements.
                                     2

                    Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     SERIES 20
                                            ---------------------------

                                              June 30,        March 31,
                                                1997            1997
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $25,230,365      $25,829,683

OTHER ASSETS
   Cash and cash equivalents                   240,185          429,105
   Investments                                 766,406          778,954
   Notes receivable                            118,013          874,787
   Deferred acquisition costs                   98,235           98,235
   Prepaid expenses                              4,163            4,410
   Organization costs, net of
     accumulated amortization (Note B)          51,355           57,176
   Other assets                                393,992          255,951
                                            ----------       ----------

                                           $26,902,714      $28,328,301
                                            ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $        25      $         -
   Syndication costs payable                         -                -
   Accounts payable affiliates                 668,396          573,651
   Capital contributions payable (Note D)    1,138,180        1,942,326
                                            ----------       ----------

                                             1,806,601        2,515,977
                                            ----------       ----------











               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                       Series 20
                                            -----------------------------

                                              June 30,        March 31,
                                                1997            1997
                                             (Unaudited)      (Audited)
                                             -----------      ---------

Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 40,000,000
      authorized BACs; 3,866,700 issued and
      outstanding as of June 30, 1997       25,174,977       25,884,026
   General Partner                             (79,612)         (72,450)
   Unrealized gain (loss) on securities
    for sale, net                                  748              748
                                            ----------       ----------

                                            25,096,113       25,812,324
                                            ----------       ----------

                                           $26,902,714      $28,328,301
                                            ==========       ==========


















         The accompanying notes are an integral part of these statements.
                                     4

                     Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                    SERIES 21
                                           ----------------------------

                                             June 30,         March 31,
                                               1997             1997
                                            (Unaudited)      (Audited)
                                            -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $11,018,572      $11,515,577

OTHER ASSETS
   Cash and cash equivalents                   495,009          494,112
   Investments                                 691,984          701,042
   Notes receivable                            641,542          641,542
   Deferred acquisition costs                   53,731           53,731
   Prepaid expenses                                  -                -
   Organization costs, net of
     accumulated amortization (Note B)          26,741           31,480
   Other assets                                246,831          245,722
                                            ----------       ----------

                                           $13,174,410      $13,683,206
                                            ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $        98      $         -
   Syndication costs payable                         -                -
   Accounts payable affiliates                 428,450          371,990
   Capital contributions payable (Note D)      929,965          967,561
                                            ----------       ----------

                                             1,358,513        1,339,551
                                            ----------       ----------












               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                          Series 21
                                                ----------------------------

                                                 June 30,          March 31,
                                                   1997              1997
                                                (Unaudited)        (Audited)
                                                -----------        ---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 40,000,000
      authorized BACs; 1,892,700 issued and
      outstanding as of June 30, 1997          11,858,956        12,381,436
   General Partner                                (43,801)          (38,523)
   Unrealized gain (loss) on securities
    for sale, net                                     742               742
                                               ----------        ----------

                                               11,815,897        12,343,655
                                               ----------        ----------

                                              $13,174,410       $13,683,206
                                               ==========        ==========



















         The accompanying notes are an integral part of these statements.
                                     6

                     Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     SERIES 22
                                            ---------------------------

                                              June 30,        March 31,
                                                1997             1997
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $17,260,670      $17,576,959

OTHER ASSETS
   Cash and cash equivalents                   546,762          648,647
   Investments                                 613,860          621,520
   Notes receivable                          1,796,240        2,209,273
   Deferred acquisition costs                  166,855          166,684
   Prepaid expenses                                  -                -
   Organization costs, net of
     accumulated amortization (Note B)          31,636           34,770
   Other assets                                551,254          518,706
                                            ----------       ----------

                                           $20,967,277      $21,776,559
                                            ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $       142      $         -
   Syndication costs payable                         -                -
   Accounts payable affiliates                 351,290          289,397
   Capital contributions payable (Note D)    2,669,008        3,158,246
                                            ----------       ----------

                                             3,020,440        3,447,643
                                            ----------      -----------











               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series 22
                                               ----------------------------

                                                  June 30,        March 31,
                                                   1997             1997
                                                (Unaudited)       (Audited)
                                               ------------       ---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 40,000,000
      authorized BACs; 2,564,400 issued and
      outstanding as of June 30, 1997          17,985,692        18,363,950
   General Partner                                (39,620)          (35,799)
   Unrealized gain (loss) on securities
    for sale, net                                     765               765
                                               ----------        ----------

                                               17,946,837        18,328,916
                                               ----------        ----------

                                              $20,967,277       $21,776,559
                                               ==========        ==========



















         The accompanying notes are an integral part of these statements.
                                     8

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     SERIES 23
                                             --------------------------

                                               June 30,        March 31,
                                                1997             1997
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $24,641,877      $25,009,648

OTHER ASSETS
   Cash and cash equivalents                 1,159,751        1,578,798
   Investments                               1,083,256        1,100,369
   Notes receivable                          2,186,398        2,186,398
   Deferred acquisition costs                  168,247          243,247
   Prepaid expenses                              2,048            2,048
   Organization costs, net of
     accumulated amortization (Note B)          39,810           43,078
   Other assets                                437,232          359,706
                                            ----------       ----------

                                           $29,718,619      $30,523,292
                                            ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $       179      $         -
   Syndication costs payable                         -                -
   Accounts payable affiliates                 120,128           60,215
   Capital contributions payable (Note D)    4,091,775        4,529,018
                                            ----------       ----------

                                             4,212,082        4,589,233
                                            ----------       ----------











               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series 23
                                                ---------------------------

                                                 June 30,         March 31,
                                                   1997              1997
                                                (Unaudited)       (Audited)
                                                -----------       ---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 40,000,000
      authorized BACs; 3,336,727 issued and
      outstanding as of June 30, 1997           25,534,753        25,958,000
   General Partner                                 (29,796)          (25,521)
   Unrealized gain (loss) on securities
    for sale, net                                    1,580             1,580
                                                ----------        ----------

                                                25,506,537        25,934,059
                                                ----------        ----------

                                               $29,718,619       $30,523,292
                                                ==========        ==========



















        The accompanying notes are an integral part of these statements.
                                     10

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      SERIES 24
                                             --------------------------

                                               June 30,        March 31,
                                                1997             1997
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $16,514,091      $15,915,977

OTHER ASSETS
   Cash and cash equivalents                   435,295          644,685
   Investments                                 105,858          303,949
   Notes receivable                            737,790        1,654,702
   Deferred acquisition costs                  223,496          313,911
   Prepaid expenses                                  -                -
   Organization costs, net of
     accumulated amortization (Note B)          42,185           45,429
   Other assets                              1,468,030        1,438,557
                                            ----------       ----------

                                           $19,526,745      $20,317,210
                                            ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $     8,841      $         -
   Syndication costs payable                         -                -
   Accounts payable affiliates                 133,544           79,964
   Capital contributions payable (Note D)    2,274,311        2,779,449
                                            ----------       ----------

                                             2,416,696        2,859,413
                                            ----------       ----------











               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series 24
                                                ----------------------------

                                                 June 30,          March 31,
                                                   1997              1997
                                                (Unaudited)        (Audited)
                                                -----------        ---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 40,000,000
      authorized BACs; 2,169,878 issued and
      outstanding as of June 30, 1997           17,123,734        17,468,005
   General Partner                                 (14,202)          (10,725)
   Unrealized gain (loss) on securities
    for sale, net                                      517               517
                                                ----------        ----------

                                                17,110,049        17,457,797
                                                ----------        ----------

                                               $19,526,745       $20,317,210
                                                ==========        ==========



















         The accompanying notes are an integral part of these statements.
                                     12

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      SERIES 25
                                             --------------------------

                                              June 30,        March 31,
                                                1997            1997
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $24,178,024      $24,266,974

OTHER ASSETS
   Cash and cash equivalents                   396,812          956,365
   Investments                               2,816,910        3,065,387
   Notes receivable                            477,700          405,700
   Deferred acquisition costs                  189,515          113,810
   Prepaid expenses                                  -                -
   Organization costs, net of
     accumulated amortization (Note B)          36,708           39,330
   Other assets                              1,970,976        2,638,118
                                            ----------       ----------

                                           $30,066,645      $31,485,684
                                            ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $       149      $       983
   Syndication costs payable                         -                -
   Accounts payable affiliates                  16,554           16,554
   Capital contributions payable (Note D)    5,158,262        6,437,839
                                            ----------       ----------

                                             5,174,965        6,455,376
                                            ----------       ----------











               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                          Series 25
                                                 ---------------------------

                                                  June 30,         March 31,
                                                    1997             1997
                                                 (Unaudited)       (Audited)
                                                 -----------       ---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 40,000,000
      authorized BACs; 3,026,109 issued and
      outstanding as of June 30, 1997           24,894,690       25,031,932
   General Partner                                  (8,588)          (7,202)
   Unrealized gain (loss) on securities
    for sale, net                                    5,578            5,578
                                                ----------       ----------

                                                24,891,680       25,030,308
                                                ----------       ----------

                                               $30,066,645      $31,485,684
                                                ==========       ==========



















         The accompanying notes are an integral part of these statements.
                                     14

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     SERIES 26
                                             --------------------------

                                              June 30,         March 31,
                                                1997             1997
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $27,919,085      $21,613,713

OTHER ASSETS
   Cash and cash equivalents                    896,237        1,239,330
   Investments                                9,942,661       12,173,007
   Notes receivable                           2,392,095        1,070,887
   Deferred acquisition costs                   883,630        1,471,671
   Prepaid expenses                                   -                -
   Organization costs, net of
     accumulated amortization (Note B)           75,724           80,457
   Other assets                               3,290,019        3,275,364
                                             ----------       ----------

                                            $45,399,451      $40,924,429
                                             ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $    17,749      $         -
   Syndication costs payable                          -                -
   Accounts payable affiliates                    9,630            9,630
   Capital contributions payable (Note D)    11,417,788        7,104,113
                                             ----------       ----------

                                             11,445,167        7,113,743
                                             ----------       ----------











               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series 26
                                                ---------------------------

                                                  June 30,       March 31,
                                                   1997            1997
                                                (Unaudited)      (Audited)
                                                -----------      ---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 40,000,000
      authorized BACs; 3,995,900 issued and
      outstanding as of June 30, 1997          33,935,825        33,793,663
   General Partner                                   (936)           (2,372)
   Unrealized gain (loss) on securities
    for sale, net                                  19,395            19,395
                                               ----------        ----------

                                               33,954,284        33,810,686
                                               ----------        ----------

                                              $45,399,451       $40,924,429
                                               ==========        ==========



















         The accompanying notes are an integral part of these statements.
                                     16

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     SERIES 27
                                             --------------------------

                                              June 30,         March 31,
                                                1997             1997
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $15,117,919      $13,365,524

OTHER ASSETS
   Cash and cash equivalents                  1,429,405        2,180,687
   Investments                                5,913,271        6,919,629
   Notes receivable                           1,104,275          565,365
   Deferred acquisition costs                   826,300          929,985
   Prepaid expenses                                   -                -
   Organization costs, net of
     accumulated amortization (Note B)           65,970           69,850
   Other assets                                 564,427          341,850
                                             ----------       ----------

                                            $25,021,567      $24,372,890
                                             ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $    30,857      $         -
   Syndication costs payable                          -                -
   Accounts payable affiliates                        -                -
   Capital contributions payable (Note D)     3,903,474        3,470,122
                                             ----------       ----------

                                              3,934,331        3,470,122
                                             ----------       ----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series 27
                                                ---------------------------

                                                  June 30,       March 31,
                                                   1997            1997
                                                (Unaudited)      (Audited)
                                                -----------      ---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 40,000,000
      authorized BACs; 2,460,700 issued and
      outstanding as of June 30, 1997          21,078,084        20,895,461
   General Partner                                  1,602              (243)
   Unrealized gain (loss) on securities
    for sale, net                                   7,550             7,550
                                               ----------        ----------

                                               21,087,236        20,902,768
                                               ----------        ----------

                                              $25,021,567       $24,372,890
                                               ==========        ==========

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     SERIES 28
                                             --------------------------

                                              June 30,         March 31,
                                                1997             1997
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $ 5,272,321      $ 3,387,008

OTHER ASSETS
   Cash and cash equivalents                  2,277,259        4,589,026
   Investments                               22,207,884       20,904,837
   Notes receivable                           3,812,177        3,363,657
   Deferred acquisition costs                 3,110,809        3,239,183
   Prepaid expenses                                   -                -
   Organization costs, net of
     accumulated amortization (Note B)           91,466           96,548
   Other assets                                 271,924          266,712
                                             ----------       ----------

                                            $37,043,840      $35,846,971
                                             ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $    34,356      $     5,700
   Syndication costs payable                          -                -
   Accounts payable affiliates                    2,100            2,100
   Capital contributions payable (Note D)     2,491,677        1,338,985
                                             ----------       ----------

                                              2,528,133        1,346,785
                                             ----------       ----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series 28
                                                ---------------------------

                                                  June 30,       March 31,
                                                   1997            1997
                                                (Unaudited)      (Audited)
                                                -----------      ---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 40,000,000
      authorized BACs; 4,000,738 issued and
      outstanding as of June 30, 1997          34,494,770        34,479,402
   General Partner                                  1,069               916
   Unrealized gain (loss) on securities
    for sale, net                                  19,868            19,868
                                               ----------        ----------

                                               34,515,707        34,500,186
                                               ----------        ----------

                                              $37,043,840       $35,846,971
                                               ==========        ==========

             Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      Series 29
                                             --------------------------

                                              June 30,        March 31,
                                                1997            1997
                                             (Unaudited)     (Audited)
                                             -----------     ----------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $14,681,930      $ 6,100,572

OTHER ASSETS
   Cash and cash equivalents                  9,475,944        2,040,879
   Investments                                9,177,740                -
   Notes receivable                           1,899,060                -
   Deferred acquisition costs                 1,879,804          258,274
   Prepaid expenses                                   -                -
   Organization costs, net of
     accumulated amortization (Note B)           48,296           36,850
   Other assets                               5,751,176        3,505,470
                                             ----------       ----------

                                            $42,913,950      $11,942,045
                                             ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $   379,087      $         -
   Syndication costs payable                    321,290          280,815
   Accounts payable affiliates                  131,270          132,541
   Capital contributions payable (Note D)     7,662,159        3,017,217
                                             ----------       ----------

                                              8,493,806        3,430,573
                                             ----------       ----------











                                     21
                Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series 29
                                                ---------------------------

                                                  June 30,       March 31,
                                                   1997            1997
                                                (Unaudited)      (Audited)
                                                -----------      ---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 40,000,000
      authorized BACs; 3,991,800 issued and
      outstanding as of June 30, 1997          34,419,744         8,511,463
   General Partner                                    400                 9
   Unrealized gain (loss) on securities
    for sale, net                                       -                 -
                                               ----------        ----------

                                               34,420,144         8,511,472
                                               ----------        ----------

                                              $42,913,950       $11,942,045
                                               ==========        ==========



















         The accompanying notes are an integral part of these statements.
                                     22








                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF OPERATIONS

                     Three Months Ended June 30,
                              (Unaudited)



                                             1997         1996
                                             ----         ----

Income
  Interest income                       $   648,562   $   375,974
                                         ----------    ----------

                                            648,562       375,974
                                         ----------    ----------

Share of income (loss) from
  Operating Partnerships                 (1,900,179)   (1,867,573)
                                         ----------    ----------

Expenses
  Professional fees                          48,568        62,966
  Fund management fee (Note C)              510,394       316,014
  Amortization                               36,525        22,830
  General and administrative expenses       310,396       215,649
                                         ----------    ----------

                                            905,883       617,459
                                         ----------    ----------


  NET INCOME (LOSS)                     $(2,157,500)  $(2,109,058)
                                         ==========    ==========

Net income (loss) allocated to
  limited partners                      $(2,135,926)  $(2,087,967)
                                         ==========    ==========

Net income (loss) allocated to
  general partner                       $   (21,574)  $   (21,091)
                                         ==========    ==========

Net income (loss) per BAC               $      (.84)  $      (.65)
                                         ==========    ==========



       The accompanying notes are an integral part of these statements.
                                     23

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                            (Unaudited)

                                                      SERIES 20
                                               -----------------------
                                                  1997          1996
                                                  ----          ----
Income
  Interest income                              $  10,624     $  17,615
                                                --------      --------

                                                  10,624        17,615
                                                --------      --------

Share of (income) loss from Operating
  Partnerships                                  (610,355)     (877,000)
                                                --------      --------

Expenses
  Professional fees                                1,148           623
  Fund management fee (Note C)                    94,243        93,226
  Amortization                                     5,821         5,821
  General and administrative expense              15,268        14,695
                                                --------      --------

                                                 116,480       114,365
                                                --------      --------


  NET INCOME (LOSS)                            $(716,211)    $(973,750)
                                                ========      ========

Net income (loss) allocated to
  limited  partners                            $(709,049)    $(964,013)
                                                ========      ========

Net income (loss) allocated to
  general partner                              $  (7,162)    $  (9,737)
                                                ========      ========

Net income (loss) per BAC                      $    (.18)    $    (.25)
                                                ========      ========





        The accompanying notes are an integral part of these statements.
                                     24

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                            (Unaudited)

                                                      SERIES 21
                                               -----------------------
                                                  1997          1996
                                                  ----          ----
Income
  Interest income                              $  10,658     $  21,062
                                                --------      --------

                                                  10,658        21,062
                                                --------      --------

Share of (income) loss from Operating
  Partnerships                                  (468,212)     (530,822)
                                                --------      --------

Expenses
  Professional fees                                  652           564
  Fund management fee (Note C)                    54,872        56,460
  Amortization                                     4,739         4,739
  General and administrative expense               9,941        17,955
                                                --------      --------

                                                  70,204        79,718
                                                --------      --------


  NET INCOME (LOSS)                            $(527,758)    $(589,478)
                                                ========      ========

Net income (loss) allocated to
  limited  partners                            $(522,480)    $(583,583)
                                                ========      ========

Net income (loss) allocated to
  general partner                              $  (5,278)    $  (5,895)
                                                ========      ========

Net income (loss) per BAC                      $    (.28)    $    (.31)
                                                ========      ========





        The accompanying notes are an integral part of these statements.
                                     25

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                            (Unaudited)

                                                      SERIES 22
                                               -----------------------
                                                  1997          1996
                                                  ----          ----
Income
  Interest income                              $  10,534     $  12,605
                                                --------       -------

                                                  10,534        12,605
                                                --------       -------

Share of income (loss) from Operating
  Partnerships                                  (316,288)     (163,569)
                                                --------       -------

Expenses
  Professional fees                                2,475         7,311
  Fund management fee (Note C)                    58,993        52,376
  Amortization                                     3,135         3,135
  General and administrative expense              11,722        12,772
                                                --------       -------

                                                  76,325        75,594
                                                --------       -------


  NET INCOME (LOSS)                            $(382,079)    $(226,558)
                                                ========       =======

Net income (loss) allocated to
  limited  partners                            $(378,258)    $(224,292)
                                                ========       =======

Net income (loss) allocated to
  general partner                              $  (3,821)    $  (2,266)
                                                ========       =======

Net income (loss) per BAC                      $    (.15)    $    (.08)
                                                ========       =======





        The accompanying notes are an integral part of these statements.
                                     26

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                            (Unaudited)

                                                      SERIES 23
                                               -----------------------
                                                  1997          1996
                                                  ----          ----
Income
  Interest income                              $  21,584     $  55,908
                                                --------       -------

                                                  21,584        55,908
                                                --------       -------

Share of income (loss) from Operating
  Partnerships                                  (367,772)     (159,596)
                                                --------       -------

Expenses
  Professional fees                                3,468         4,041
  Fund management fee (Note C)                    58,663        59,064
  Amortization                                     3,268         3,268
  General and administrative expense              15,935        43,910
                                                --------       -------

                                                  81,334       110,283
                                                --------       -------


  NET INCOME (LOSS)                            $(427,522)    $(213,971)
                                                ========       =======

Net income (loss) allocated to
  limited  partners                            $(423,247)    $(211,831)
                                                ========       =======

Net income (loss) allocated to
  general partner                              $  (4,275)    $  (2,140)
                                                ========       =======

Net income (loss) per BAC                      $    (.13)    $    (.01)
                                                ========       =======





        The accompanying notes are an integral part of these statements.
                                     27

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                            (Unaudited)

                                                      SERIES 24
                                               -----------------------
                                                  1997          1996
                                                  ----          ----
Income
  Interest income                              $   5,357     $  52,390
                                                --------       -------

                                                   5,357        52,390
                                                --------       -------

Share of income (loss) from Operating
  Partnerships                                  (297,135)       (2,727)
                                                --------       -------

Expenses
  Professional fees                                  300         8,976
  Fund management fee (Note C)                    43,730        30,948
  Amortization                                     3,245         3,245
  General and administrative expense               8,695        24,573
                                                --------       -------

                                                  55,970        67,742
                                                --------       -------


  NET INCOME (LOSS)                            $(347,748)    $ (18,079)
                                                ========       =======

Net income (loss) allocated to
  limited  partners                            $(344,271)    $ (17,898)
                                                ========       =======

Net income (loss) allocated to
  general partner                              $  (3,477)    $    (181)
                                                ========       =======

Net income (loss) per BAC                      $    (.16)    $       -
                                                ========       =======




        The accompanying notes are an integral part of these statements.
                                     28


              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                            (Unaudited)

                                                      SERIES 25
                                               -----------------------
                                                  1997          1996
                                                  ----          ----
Income
  Interest income                              $  41,243     $ 121,033
                                                --------       -------

                                                  41,243       121,033
                                                --------       -------

Share of income (loss) from Operating
  Partnerships                                   (84,455)            -
                                                --------       -------

Expenses
  Professional fees                                3,014        11,149
  Fund management fee (Note C)                    64,718        19,497
  Amortization                                     2,622         2,622
  General and administrative expense              25,062        49,368
                                                --------       -------

                                                  95,416        82,636
                                                --------       -------


  NET INCOME (LOSS)                            $(138,628)    $  38,397
                                                ========       =======

Net income (loss) allocated to
  limited  partners                            $(137,242)    $  38,013
                                                ========       =======

Net income (loss) allocated to
  general partner                              $  (1,386)    $     384
                                                ========       =======

Net income (loss) per BAC                      $    (.05)    $       -
                                                ========       =======




        The accompanying notes are an integral part of these statements.
                                     29


              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                            (Unaudited)

                                                      SERIES 26
                                               -----------------------
                                                  1997          1996
                                                  ----          ----
Income
  Interest income                              $ 141,321     $  95,361
                                                --------       -------

                                                 141,321        95,361
                                                --------       -------

Share of income (loss) from Operating
  Partnerships                                   149,139      (133,859)
                                                --------       -------

Expenses
  Professional fees                               12,034        30,302
  Fund management fee (Note C)                    56,902         4,443
  Amortization                                     4,733             -
  General and administrative expense              73,193        52,376
                                                --------       -------

                                                 146,862        87,121
                                                --------       -------


  NET INCOME (LOSS)                            $ 143,598     $(125,619)
                                                ========       =======

Net income (loss) allocated to
  limited  partners                            $ 142,162     $(124,363)
                                                ========       =======

Net income (loss) allocated to
  general partner                              $   1,436     $  (1,256)
                                                ========       =======

Net income (loss) per BAC                      $    (.04)    $       -
                                                ========       =======




        The accompanying notes are an integral part of these statements.
                                     30








              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                            (Unaudited)

                                      SERIES 27*    SERIES 28*      SERIES 29*
                                     -----------   ------------    -----------
                                        1997          1997             1997
                                        ----          ----             ----
Income
  Interest income                   $  98,971     $ 256,450        $   51,820
                                     --------       -------           -------

                                       98,971       256,450            51,820
                                     --------       -------           -------

Share of income (loss) from
  Operating Partnerships              190,339       (95,440)                -
                                     --------       -------           -------

Expenses
  Professional fees                     3,919        20,941               617
  Fund management fee (Note C)         63,051        15,222                 -
  Amortization                          3,881         5,081                 -
  General and administrative expense   33,980       104,520            12,080
                                     --------       -------           -------
                                      104,831       145,764            12,697
                                     --------       -------           -------

  NET INCOME (LOSS)                 $ 184,479     $  15,246        $   39,123
                                     ========       =======           =======

Net income (loss) allocated to
  limited  partners                 $ 182,634     $  15,093        $   38,732
                                     ========       =======           =======

Net income (loss) allocated to
  general partner                   $   1,845     $     153        $      391
                                     ========       =======           =======

Net income (loss) per BAC           $     .07     $       -        $        -
                                     ========       =======           =======


* Series 27, 28, and 29 did not commence operations until after June 30, 1996, therefore they do not have comparative information to report.

        The accompanying notes are an integral part of these statements.
                                     31

                    Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                        Three Months Ended June 30, 1997
                                 (Unaudited)

                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net      Total
                      ---------      -------      ---------      -----


Partners' capital
  (deficit)
  April 1, 1997     $222,767,338   $ (191,910)     $ 56,743    $222,632,171

Capital contribu-
  tions               29,783,000            -             -      29,783,000

Selling commissions
  and registration
  costs               (3,913,187)           -             -      (3,913,187)

Net income (loss)     (2,135,926)     (21,574)            -      (2,157,500)
                      ----------      -------       -------     -----------

Partners' capital
 (deficit),
June 30, 1997       $246,501,225    $(213,484)     $ 56,743    $246,344,484
                     ===========      =======       =======     ===========
















       The accompanying notes are an integral part of these statements.
                                     32

                     Boston Capital Tax Credit Fund IV L.P.
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Three Months Ended June 30, 1997
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net      Total
                      ---------      -------      ---------      -----
Series 20
--------
Partners' capital
 (deficit),
April 1, 1997        $25,884,026     $ (72,450)    $    748    $25,812,324

Capital contribu-
  tions                        -             -            -              -

Selling commissions
  and registration
  costs                        -             -            -              -

Net income (loss)       (709,049)       (7,162)           -       (716,211)
                      ----------      --------      -------     ----------
Partners' capital
 (deficit),
June 30, 1997        $25,174,977     $ (79,612)   $     748    $25,096,113
                     ===========      ========      =======     ==========

Series 21
--------
Partners' capital
 (deficit),
 April 1, 1997       $12,381,436     $ (38,523)   $     742    $12,343,655

Capital contribu-
  tions                        -             -            -              -

Selling commissions
  and registration
  costs                        -             -            -              -

Net income (loss)       (522,480)       (5,278)           -       (527,758)
                      ----------      --------     --------     ----------
Partners' capital
 (deficit),
June 30, 1997        $11,858,956     $ (43,801)  $      742    $11,815,897
                      ==========      ========     ========     ==========
       The accompanying notes are an integral part of these statements.
                                     33

                   Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Three Months Ended June 30, 1997
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net      Total
                      ---------      -------      ---------      -----
Series 22
--------
Partners' capital
 (deficit),
 April 1, 1997       $18,363,950     $ (35,799)   $    765     $18,328,916

Capital contribu-
  tions                        -             -           -               -

Selling commissions
  and registration
  costs                        -             -           -               -

Net income (loss)      (378,258)        (3,821)          -        (382,079)
                     ----------       --------      ------      ----------
Partners' capital
 (deficit),
June 30, 1997       $17,985,692      $ (39,620)   $    765     $17,946,837
                     ==========       ========     =======      ==========
Series 23
--------
Partners' capital
 (deficit),
 April 1, 1997       $25,958,000     $ (25,521)   $  1,580     $25,934,059

Capital contribu-
  tions                        -             -           -               -

Selling commissions
  and registration
  costs                        -             -           -               -

Net income (loss)       (423,247)       (4,275)          -        (427,522)
                      ----------      --------      -------     ----------
Partners' capital
 (deficit),
June 30, 1997        $25,534,753     $ (29,796)    $  1,580    $25,506,537
                      ==========      ========      =======     ==========
             The accompanying notes are an integral part of these statements
                                     34

                   Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                       Three Months Ended June 30, 1997
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net      Total
                      ---------      -------      ---------      -----
Series 24
--------
Partners' capital
 (deficit),
 April 1, 1997       $17,468,005    $  (10,725)    $   517    $17,457,797

Capital contribu-
  tions                        -             -           -              -

Selling commissions
  and registration
  costs                        -             -           -              -

Net income (loss)       (344,271)       (3,477)          -       (347,748)
                      ----------      --------     -------     ----------
Partners' capital
 (deficit),
June 30, 1997        $17,123,734     $ (14,202)   $    517    $17,110,049
                      ==========      ========     =======     ==========
Series 25
--------
Partners' capital
 (deficit),
 April 1, 1997       $25,031,932     $  (7,202)    $ 5,578    $25,030,308

Capital contribu-
  tions                        -             -           -              -

Selling commissions
  and registration
  costs                        -             -           -              -

Net income (loss)       (137,242)       (1,386)          -       (138,628)
                      ----------      --------     -------     ----------
Partners' capital
 (deficit),
June 30, 1997        $24,894,690     $  (8,588)   $  5,578    $24,891,680
                      ==========      ========     =======     ==========
      The accompanying notes are an integral part of these statements.
                                     35

                    Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Three Months Ended June 30, 1997
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net      Total
                      ---------      -------      ---------      -----
Series 26
--------
Partners' capital
 (deficit),
 April 1, 1997       $33,793,663     $(2,372)     $ 19,395    $33,810,686

Capital contribu-
  tions                        -           -             -              -

Selling commissions
  and registration
  costs                        -           -             -              -

Net income (loss)        142,162       1,436             -        143,598
                       ---------      ------       -------     ----------
Partners' capital
 (deficit),
June 30, 1997        $33,935,825     $  (936)     $ 19,395    $33,954,284
                      ==========      ======       =======     ==========
Series 27
--------
Partners' capital
 (deficit),
 April 1, 1997       $20,895,461     $  (243)     $  7,550    $20,902,768

Capital contribu-
  tions                        -           -             -              -

Selling commissions
  and registration
  costs                      (11)          -             -            (11)

Net income (loss)        182,634       1,845             -        184,479
                       ---------      ------       -------     ----------
Partners' capital
 (deficit),
June 30, 1997        $21,078,084     $ 1,602      $  7,550    $21,087,236
                      ==========      ======       =======     ==========
       The accompanying notes are an integral part of these statements.
                                     36

                    Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Three Months Ended June 30, 1997
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net      Total
                      ---------      -------      ---------      -----
Series 28
--------
Partners' capital
 (deficit),
 April 1, 1997       $34,479,402     $   916      $ 19,868    $34,500,186

Capital contribu-
  tions                        -           -             -              -

Selling commissions
  and registration
  costs                      275           -             -            275

Net income (loss)         15,093         153             -         15,246
                       ---------      ------       -------     ----------
Partners' capital
 (deficit),
June 30, 1997        $34,494,770     $ 1,069      $ 19,868    $34,515,707
                      ==========      ======       =======     ==========


Series 29
--------
Partners' capital
 (deficit),
 April 1, 1997       $ 8,511,463     $     9      $      -    $ 8,511,472

Capital contribu-
  tions               29,783,000           -             -     29,783,000

Selling commissions
  and registration
  costs               (3,913,451)          -             -     (3,913,451)

Net income (loss)         38,732         391             -         39,123
                       ---------      ------       -------     ----------
Partners' capital
 (deficit),
June 30, 1997        $34,419,744     $   400      $      -    $34,420,144
                      ==========      ======       =======     ==========

The accompanying notes are an integral part of these statements.



                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                (Unaudited)



                                               1997           1996
                                               ----           ----
Cash flows from operating activities:
    Net income (loss)                     $(2,157,500)   $(2,109,058)
    Adjustments
       Amortization                            36,525         22,830
       Distributions from
         Operating Partnerships                22,988              -
       Share of loss from Operating
         Partnerships                       1,900,179      1,867,573
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                   (11,447)       (34,309)
       (Decrease) Increase in accounts
         payable and accrued expenses         403,694       (500,535)
       Decrease (Increase) in prepaid
         expenses                                 247              -
       Decrease (Increase) in accounts
         receivable                        (2,024,707)      (423,354)
       (Decrease) Increase in accounts
         payable affiliates                   426,900        117,571
                                          -----------     ----------
         Net cash (used in) provided by
           operating activities            (1,403,121)    (1,059,282)
                                          -----------     ----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to be acquired                      (3,199,880)    (3,043,990)
     Capital contributions paid to
       Operating Partnerships               8,813,398    (11,231,678)
     Advances to Operating Partnerships    (3,151,242)       463,431
     Investments                           (6,751,138)   (12,026,533)
                                          -----------     ----------
         Net cash (used in) provided by
           investing activities           (21,915,658)   (25,838,770)
                                          -----------     ----------




                    Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                (Unaudited)

                                                1997          1996
                                                ----          ----
Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid     (3,913,196)    (3,993,561)
     Capital contributions received        29,783,000     30,013,000
         Net cash (used in) provided by   -----------     ----------
           financing activities            25,869,804     26,019,439
                                          -----------     ----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                 2,551,025       (878,613)


Cash and cash equivalents, beginning       14,801,634     19,454,787
                                          -----------     ----------

Cash and cash equivalents, ending        $ 17,352,659    $18,576,174
                                          ===========     ==========

Supplemental schedule of noncash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships          $ 12,037,104    $ 9,987,854
                                          ===========     ==========















      The accompanying notes are an integral part of these statements.
                                     39

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                (Unaudited)

                                                   Series 20
                                             ---------------------
                                               1997           1996
                                               ----           ----
Cash flows from operating activities:
    Net income (loss)                       $(716,211)    $ (973,750)
    Adjustments
       Amortization                             5,821          5,821
       Distributions from
         Operating Partnerships                     -              -
       Share of loss from Operating
Partnerships                        610,355        877,000
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -              -
       (Decrease) Increase in accounts
         payable and accrued expenses              25          6,066
       Decrease (Increase ) in prepaid
         expenses                                 247              -
       Decrease (Increase) in accounts
         receivable                          (138,041)       (55,538)
       (Decrease) Increase in accounts
         payable affiliates                    94,745         98,226
                                           ----------     ----------
         Net cash (used in) provided by
           operating activities              (143,059)       (42,175)
                                           ----------     ----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   -              -
     Capital contributions paid to
       Operating Partnerships                (815,180)      (609,888)
     Advances to Operating Partnerships       756,774       (118,013)
     Investments                               12,545         55,543
                                           ----------     ----------
         Net cash (used in) provided by
           investing activities               (45,861)      (672,358)
                                           ----------     ----------




                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                (Unaudited)

                                                     Series 20
                                            -------------------------
                                             1997              1996
                                             ----              ----
Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -                -
     Capital contributions received                 -                -
        Net cash (used in) provided by     ----------       ----------
           financing activities                     -                -
                                           ----------       ----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                  (188,920)        (714,533)


Cash and cash equivalents, beginning          429,105        1,306,675
                                           ----------       ----------

Cash and cash equivalents, ending         $   240,185      $   592,142
                                           ==========       ==========

Supplemental schedule of noncash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $         -      $         -
                                           ==========       ==========













       The accompanying notes are an integral part of these statements.
                                     41

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                (Unaudited)

                                                  Series 21
                                             ---------------------
                                               1997           1996
                                               ----           ----
Cash flows from operating activities:
    Net income (loss)                       $(527,758)   $  (589,478)
    Adjustments
       Amortization                             4,739          4,739
       Distributions from
         Operating Partnerships                21,714              -
       Share of loss from Operating
         Partnerships                         468,212        530,822
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -              -
       (Decrease) Increase in accounts
         payable and accrued expenses              98          4,710
       Decrease (Increase ) in prepaid
         expenses                                   -              -
       Decrease (Increase) in accounts
         receivable                            (1,109)        35,455
       (Decrease) Increase in accounts
         payable affiliates                    56,460         56,462
                                           ----------     ----------
         Net cash (used in) provided by
           operating activities                22,356         42,710
                                           ----------     ----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   -              -
     Capital contributions paid to
       Operating Partnerships                 (30,517)       (38,080)
     Advances to Operating Partnerships             -              -
     Investments                                9,058        (93,531)
                                           ----------     ----------
         Net cash (used in) provided by
           investing activities               (21,459)      (131,611)
                                           ----------     ----------




                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                (Unaudited)

                                                      Series 21
                                             -----------------------
                                                1997           1996
                                                ----           ----
Continued
---------
Cash flows from financing activities:
     Sales and registration costs paid              -              -
     Capital contributions received                 -              -
         Net cash (used in) provided by    ----------     ----------
           financing activities                     -              -
                                           ----------     ----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                       897        (88,901)


Cash and cash equivalents, beginning          494,112      1,398,907
                                           ----------     ----------

Cash and cash equivalents, ending         $   495,009    $ 1,310,006
                                           ==========     ==========


Supplemental schedule of noncash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $         -    $         -
                                           ==========     ==========













       The accompanying notes are an integral part of these statements.
                                     43

                Boston Capital Tax Credit Fund IV L.P

                         STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                (Unaudited)

                                                  Series 22
                                             ---------------------
                                               1997           1996
                                               ----           ----
Cash flows from operating activities:
    Net income (loss)                     $  (382,079)   $  (226,558)
    Adjustments
       Amortization                             3,135          3,135
       Distributions from
         Operating Partnerships                     -              -
       Share of loss from Operating
         Partnerships                         316,288        163,569
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -              -
       (Decrease) Increase in accounts
         payable and accrued expenses             142          9,112
       Decrease (Increase ) in prepaid
         expenses                                   -              -
       Decrease (Increase) in accounts
         receivable                           (32,548)       (29,711)
       (Decrease) Increase in accounts
         payable affiliates                    61,893         56,053
                                           ----------     ----------
         Net cash (used in) provided by
           operating activities               (33,169)       (24,400)
                                           ----------     ----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                (170)        (6,615)
     Capital contributions paid to
       Operating Partnerships                (489,239)      (368,324)
     Advances to Operating Partnerships       413,033        241,400
     Investments                                7,660        (64,712)
                                           ----------     ----------
         Net cash (used in) provided by
           investing activities               (68,716)      (198,251)
                                           ----------     ----------




                Boston Capital Tax Credit Fund IV L.P

                         STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                (Unaudited)

                                                  Series 22
                                           ---------------------------
                                               1997            1996
                                               ----            ----

Continued
---------
Cash flows from financing activities:
     Sales and registration costs paid              -              -
     Capital contributions received                 -              -
         Net cash (used in) provided by    ----------      ---------
           financing activities                     -              -
                                           ----------      ---------
         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                  (101,885)      (222,651)


Cash and cash equivalents, beginning          648,647      1,686,347
                                           ----------     ----------

Cash and cash equivalents, ending         $   546,762    $ 1,463,696
                                           ==========     ==========


Supplemental schedule of noncash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $         -    $         -
                                           ==========     ==========













       The accompanying notes are an integral part of these statements.
                                     45

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                (Unaudited)

                                                   Series 23
                                             ---------------------
                                               1997           1996
                                               ----           ----
Cash flows from operating activities:
    Net income (loss)                     $  (427,522)   $  (213,971)
    Adjustments
       Amortization                             3,268          3,268
       Distributions from
         Operating Partnerships                     -              -
       Share of loss from Operating
         Partnerships                         367,772        159,596
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -              -
       (Decrease) Increase in accounts
         payable and accrued expenses             179         (6,263)
       Decrease (Increase ) in prepaid
         expenses                                   -              -
       Decrease (Increase) in accounts
         receivable                            (2,528)        19,371
       (Decrease) Increase in accounts
         payable affiliates                    59,913              -
                                           ----------     ----------
         Net cash (used in) provided by
           operating activities                 1,082        (37,999)
                                           ----------     ----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   -         (4,896)
     Capital contributions paid to
       Operating Partnerships                (437,243)    (1,585,225)
     Advances to Operating Partnerships             -       (103,167)
     Investments                               17,114      1,762,318
                                           ----------     ----------
         Net cash (used in) provided by
           investing activities              (420,129)        69,030
                                           ----------     ----------




                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                (Unaudited)

                                                  Series 23
                                         ----------------------------
                                             1997            1996
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -              -
     Capital contributions received                 -              -

         Net cash (used in) provided by    ----------     ----------
           financing activities                     -              -
                                           ----------     ----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                  (419,047)        31,031


Cash and cash equivalents, beginning        1,578,798      1,313,618
                                           ----------     ----------

Cash and cash equivalents, ending         $ 1,159,751    $ 1,344,649
                                           ==========     ==========


Supplemental schedule of noncash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $         -    $         -
                                           ==========     ==========










       The accompanying notes are an integral part of these statements.
                                     47

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                (Unaudited)

                                                   Series 24
                                             ---------------------
                                               1997           1996
                                               ----           ----
Cash flows from operating activities:
    Net income (loss)                     $  (347,748)   $   (18,079)
    Adjustments
       Amortization                             3,245          3,245
       Distributions from
         Operating Partnerships                 1,274              -
       Share of loss from Operating
          Partnerships                        297,135          2,727
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -              -
       (Decrease) Increase in accounts
         payable and accrued expenses           8,841       (197,317)
       Decrease (Increase ) in prepaid
         expenses                                   -              -
       Decrease (Increase) in accounts
         receivable                           (29,473)       139,245
       (Decrease) Increase in accounts
         payable affiliates                    53,579        (33,598)
                                           ----------     ----------
         Net cash (used in) provided by
           operating activities               (13,147)      (103,777)
                                           ----------     ----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                             (22,867)       (92,604)
     Capital contributions paid to
       Operating Partnerships              (1,288,379)    (2,382,415)
     Advances to Operating Partnerships       916,912         13,379
     Investments                              198,091         90,902
                                           ----------     ----------
         Net cash (used in) provided by
           investing activities              (196,243)    (2,370,738)
                                           ----------     ----------




                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                (Unaudited)

                                                  Series 24
                                         ----------------------------
                                             1997            1996
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -              -
     Capital contributions received                 -              -
         Net cash (used in) provided by    ----------     ----------
           financing activities                     -              -
                                           ----------     ----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                  (209,390)    (2,474,515)


Cash and cash equivalents, beginning          644,685      4,796,487
                                           ----------     ----------

Cash and cash equivalents, ending         $   435,295    $ 2,321,972
                                           ==========     ==========


Supplemental schedule of noncash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $   149,238    $ 3,194,309
                                           ==========     ==========











       The accompanying notes are an integral part of these statements.
                                     49

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                (Unaudited)

                                                   Series 25
                                             ---------------------
                                               1997           1996
                                               ----           ----
Cash flows from operating activities:
    Net income (loss)                     $  (138,628)   $    38,397
    Adjustments
       Amortization                             2,622          2,622
       Distributions from
         Operating Partnerships                     -              -
       Share of loss from Operating
Partnerships                         84,455              -
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -              -
       (Decrease) Increase in accounts
         payable and accrued expenses            (834)         5,202
       Decrease (Increase ) in prepaid
         expenses                                   -              -
       Decrease (Increase) in accounts
         receivable                           667,142        590,977
       (Decrease) Increase in accounts
         payable affiliates                         -         (1,209)
                                           ----------     ----------
         Net cash (used in) provided by
           operating activities               614,757        635,989
                                           ----------     ----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                             (75,704)      (103,591)
     Capital contributions paid to
       Operating Partnerships              (1,275,083)    (5,315,879)
     Advances to Operating Partnerships       (72,000)     1,435,327
     Investments                              248,477      2,011,026
                                           ----------     ----------
         Net cash (used in) provided by
           investing activities            (1,174,310)    (1,973,117)
                                           ----------     ----------




                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                (Unaudited)

                                                  Series 25
                                         ----------------------------
                                             1997            1996
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -         (3,621)
     Capital contributions received                 -              -
         Net cash (used in) provided by    ----------     ----------
           financing activities                     -         (3,621)
                                           ----------     ----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                  (559,553)    (1,340,749)


Cash and cash equivalents, beginning          956,365      7,307,862
                                           ----------     ----------

Cash and cash equivalents, ending         $   396,812    $ 5,967,113
                                           ==========     ==========


Supplemental schedule of noncash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $         -    $ 4,169,222
                                           ==========     ==========











       The accompanying notes are an integral part of these statements.
                                     51

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                (Unaudited)

                                                   Series 26
                                             ---------------------
                                               1997           1996
                                               ----           ----
Cash flows from operating activities:
    Net income (loss)                     $   143,598   $   (125,619)
    Adjustments
       Amortization                             4,733              -
       Distributions from
         Operating Partnerships                     -              -
       Share of loss from Operating
         Partnerships                        (149,139)       133,859
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -        (34,309)
       (Decrease) Increase in accounts
         payable and accrued expenses          17,749       (322,045)
       Decrease (Increase ) in prepaid
         expenses                                   -              -
       Decrease (Increase) in accounts
         receivable                           (14,655)    (1,123,153)
       (Decrease) Increase in accounts
         payable affiliates                         -        (58,363)
                                           ----------     ----------
         Net cash (used in) provided by
           operating activities                 2,286      1,529,630
                                           ----------     ----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                            (187,075)    (2,836,284)
     Capital contributions paid to
       Operating Partnerships              (1,067,433)      (931,867)
     Advances to Operating Partnerships    (1,321,208)    (1,005,495)
     Investments                            2,230,346    (15,788,079)
                                           ----------    -----------
         Net cash (used in) provided by
           investing activities              (345,370)   (20,561,725)
                                           ----------    -----------




                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                (Unaudited)

                                                  Series 26
                                         ----------------------------
                                             1997            1996
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid             (9)    (3,989,940)
     Capital contributions received                 -     30,013,000
         Net cash (used in) provided by    ----------     ----------
           financing activities                    (9)    26,023,060
                                           ----------     ----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                  (343,093)     3,931,705


Cash and cash equivalents, beginning        1,239,330      1,644,891
                                           ----------     ----------

Cash and cash equivalents, ending         $   896,237    $ 5,576,596
                                           ==========     ==========


Supplemental schedule of noncash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $ 4,817,771    $ 2,624,323
                                           ==========     ==========











       The accompanying notes are an integral part of these statements.
                                     53









                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                (Unaudited)

                                      Series 27*     Series 28*     Series 29*
                                      -----------  -------------  ------------
                                         1997           1997           1997
                                         ----           ----           ----
Cash flows from operating activities:
    Net income (loss)                $   184,479     $   15,246  $    39,123
    Adjustments
       Amortization                        3,881          5,081            -
       Distributions from
         Operating Partnerships                -              -            -
       Share of (income) loss from
          operating partnerships        (190,339)        95,440            -
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                   (1)             -      (11,446)
       (Decrease) Increase in accounts
         payable and accrued expenses     30,857         28,656      317,981
       Decrease (Increase ) in prepaid
         expenses                              -              -            -
       Decrease (Increase) in accounts
         receivable                     (222,577)        (5,212)  (2,245,706)
       (Decrease) Increase in accounts
         payable affiliates                    -              -      100,310
                                      ----------     ----------  -----------
         Net cash (used in) provided by
           operating activities         (193,700)       139,211   (1,799,738)
                                      ----------     ----------  -----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                        (92,741)      (120,700)  (2,700,623)
     Capital contributions paid to
       Operating Partnerships           (932,278)      (578,986)  (1,899,060)
     Advances to Operating Partnerships (538,910)      (448,520)  (2,857,323)
     Investments                       1,006,358     (1,303,047)  (9,177,740)
                                      ----------     ----------  -----------
         Net cash (used in) provided by
           investing activities         (557,571)    (2,451,253) (16,634,746)
                                      ----------     ----------  -----------




                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                              (Unaudited)


                                        Series 27*   Series 28*     Series 29*
                                        ----------   ----------     ----------
                                           1997         1997           1997
                                           ----         ----           ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid         (11)          275   (3,913,451)
     Capital contributions received              -             -   29,783,000
         Net cash (used in) provided by ----------    ----------  -----------
           financing activities                (11)          275   25,869,549
                                        ----------    ----------  -----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS               (751,282)   (2,311,767)   7,435,065


Cash and cash equivalents, beginning     2,180,687     4,589,026    2,040,879
                                        ----------    ----------  -----------

Cash and cash equivalents, ending      $ 1,429,405   $ 2,277,259 $  9,475,944
                                        ==========    ==========  ===========


Supplemental schedule of noncash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships       $   902,310    $ 1,293,023 $  4,874,762
                                       ==========     ==========  ===========






*Series 27, 28 and 29 did not commence operation until after June 30, 1996, therefore they do not have comparative information to report.

       The accompanying notes are an integral part of these statements.
                                     55

                     Boston Capital Tax Credit Fund IV L.P.
                         NOTES TO FINANCIAL STATEMENTS
                               June 30, 1997
                                  (Unaudited)
NOTE A - ORGANIZATION
Boston Capital Tax Credit Fund IV L.P. (the "Fund") was organized under the laws of the State of Delaware as of October 5, 1993, for the purpose of acquiring, holding, and disposing of limited partnership interests in Operating Partnerships which will acquire, develop, rehabilitate, operate and own newly constructed, existing or rehabilitated low-income apartment complexes ("Operating Partnerships"). The general partner of the Fund is Boston Capital Associates IV L.P., a Delaware limited Partnership. Boston Capital Associates, a Massachusetts general partnership, whose only two partners are Herbert F. Collins and John P. Manning, the principals of Boston Capital Partners, Inc., is the sole general partner of the general partner. The limited partner of the general partner is Capital Investment Holdings, a general partnership whose partners are certain officers and employees of Boston Capital Partners, Inc., and its affiliates. The Assignor Limited Partner is
BCTC IV Assignor Corp., a Delaware corporation which is wholly-owned by Herbert F. Collins and John P. Manning.

Pursuant to the Securities Act of 1933, the Fund filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective December 16, 1993 which covered the offering (the "Public
Offering") of the Fund's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the Assignor Limited Partner. The Fund registered 30,000,000 BACs at $10 per BAC for sale to the public in one or more series. One April 18, 1996 an amendment to Form S-16 which registered an additional 10,000,000 BACs for sale to the public in one or more series became effective offers and sales of BACs in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26 and Series 27 were completed and the last of the BACs in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26 and Series 27 were issued by the Fund on June 24, 1994, September 30, 1994, December 28, 1994, June 23, 1995,
September 22, 1995, December 29, 1995, June 25, 1996, and September 17, 1996 respectively. The Fund sold 3,866,700 of Series 20 BACs, for a total of $38,667,000; 1,892,700 of Series 21 BACs for a total of $18,927,000; 2,564,400 of Series 22 BACs for a total of $25,644,000; 3,336,727 of Series 23 BACs for a total of $33,366,000; 2,169,878 of Series 24 BACs for a total of $21,697,000; 3,026,109 of Series 25 BACs for a total of $30,248,000; 3,995,900 of Series 26 BACs for a total of $39,959,000; 2,460,700 of Series 27 BACS for a total of $24,607,000; 4,000,738 of Series 28 BACs for a total of $39,999,000; and 3,918,000 of Series 29 BACs for a total of $39,918,000. The
Fund is continuing to offer BACs in Series 30.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of June 30, 1997 and for the three months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships
                                     56

                    Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                June 30, 1997
                                  (Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES (continued)

using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

The amortized cost of securities available for sale as of June 30, 1997 by contractual maturity are as follows:
                                 Amortized
                                    Cost
                                 ----------
   Due in one year or less      $36,597,351
   Due after one year            16,665,736
                                 ----------
   Total                        $53,263,087
                                 ==========

The fair market value of the securities is $53,319,830. The difference being an unrealized gain on securities available for sale of $56,743, as of June 30, 1997.

                    Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                June 30, 1997
                                  (Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

Amortization
------------
The Fund amortizes organizational costs over 60 months. As of June 30, 1997 and 1996 the Fund has accumulated amortization of $251,855 and $118,976, respectively.

The breakdown of accumulated amortization within the fund is as follows:

                              1997          1996
                              ----          ----
          Series 20        $ 67,860       $ 44,575
          Series 21          46,060         27,103
          Series 22          32,507         19,968
          Series 23          26,144         13,072
          Series 24          21,994          9,014
          Series 25          16,554          5,244
          Series 26          18,931              -
          Series 27          11,642              -
          Series 28          10,163              -
                            -------        -------
                           $251,855       $118,976
                            =======        =======
Series 29 organization costs will be amortized over 60 months beginning July 1, 1997.

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., Boston Capital Services, Inc., and Boston Capital Asset Management L.P. (formerly Boston Capital Communications Limited Partnership) as follows:

For the quarter ended June 30,1997, Boston Capital Services, Inc.
received $496,550 for Series 29 as Dealer-Manager fees for marketing advice and investment banking services performed at the time of the Fund's offering of BACs. Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27 and Series 28 completed payment of all Dealer-Manager fees prior to the quarter ended June 30,1997.

Boston Capital Partners, Inc. is entitled to asset acquisition fees for selecting, evaluating, structuring, negotiating, and closing the Fund's acquisition of interest in the Operating Partnerships. During the quarter ended June 30, 1997, Series 29 paid $2,242,700 for acquisition fees to Boston Capital Partners, Inc. Series 20, Series 21, Series 22, Series 23,

                    Boston Capital Tax Credit Fund IV L.P.
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                June 30, 1997
                                 (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS - (cont.)

Series 24, Series 25, Series 26, Series 27 and Series 28 completed payment of all acquisition fees prior to the quarter ended June 30, 1997. Of the total acquisition fees and expenses incurred, $98,235, $53,731, $166,855, $168,247,
$223,496, $189,515, $883,630, $826,300, $3,110,809 and $1,879,804 for Series
20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27 Series 28 and Series 29, respectively, related to costs incurred in connection with the purchase of interests in Operating Partnerships not finalized as of June 30, 1997.

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued or paid to Boston Capital Asset Management L.P. (formerly Boston Capital Communications Limited Partnership).

The fund management fees accrued for the quarters ended June 30, 1997 and 1996 are as follows:

                                1997           1996
                                ----           ----
           Series 20         $ 94,745       $ 93,226
           Series 21           56,460         56,460
           Series 22           61,893         59,064
           Series 23           59,913              -
           Series 24           53,580              -
                              -------        -------
                             $326,591       $208,750
                              =======        =======

The fund management fees paid for the quarters ended June 30, 1997 and 1996 are as follows:

                                1997           1996
                                ----           ----
           Series 20         $      -       $      -
           Series 21                -              -
           Series 22                -              -
           Series 23                -         59,064
           Series 24                -         30,948
           Series 25           64,718         19,497
           Series 26           71,902          4,443
           Series 27           63,051              -
           Series 28           15,122              -
                              -------        -------
                             $214,793       $113,952
                              =======        =======

                     Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                               June 30, 1997
                                  (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 1997 and 1996 the Fund has limited partnership interests in 204 and 135 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at June 30, 1997 and 1996 is as follows:

                               1997            1996
                               ----            ----
           Series 20            24              24
           Series 21            14              15
           Series 22            28              30
           Series 23            22              22
           Series 24            24              20
           Series 25            22              13
           Series 26            40              11
           Series 27             9               -
           Series 28            14               -
           Series 29             7               -
                               ---             ---
                               204             135
                               ===             ===

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at June 30, 1997 and 1996 are as follows:

                             1997            1996
                             ----            ----
           Series 20     $ 1,138,180     $ 3,263,778
           Series 21         929,965       2,004,264
           Series 22       2,669,008       5,936,371
           Series 23       4,091,775       8,975,555
           Series 24       2,274,311       6,304,973
           Series 25       5,158,262       7,400,958
           Series 26      11,417,788       5,245,928
           Series 27       3,903,474               -
           Series 28       2,491,677               -
           Series 29       7,662,159               -
                          ----------      ----------
                         $41,736,599     $39,131,827
                          ==========      ==========

                     Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                               June 30, 1997
                                  (Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (Cont.)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar Year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 1997.


               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                     Three months ended March 31,
                             (Unaudited)

                                                 Series 20
                                       ---------------------------
                                          1997             1996
                                          ----             ----
Revenues
   Rental                             $ 1,896,765      $ 1,834,912
   Interest and other                      81,194           78,327
                                        ---------        ---------
                                        1,977,959        1,913,239
                                        ---------        ---------
Expenses
  Interest                                781,855        1,225,659
  Depreciation and amortization           736,410          614,661
  Operating expenses                    1,087,985          958,777
                                        ---------        ---------
                                        2,606,250        2,799,097
                                        ---------        ---------

          NET LOSS                    $  (628,291)     $  (885,858)
                                       ==========       ==========
Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                       $  (610,355)     $  (877,000)
                                       ==========       ==========

Net loss allocated to
    other partners                    $    (6,283)     $    (8,859)
                                       ==========       ==========

Net Loss Suspended                    $   (11,653)     $         -
                                       ==========       ==========
                                    61









                   Boston Capital Tax Credit Fund IV L.P

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 1997
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                         Three months ended March 31,
                              (Unaudited)

                                                Series 21
                                        --------------------------
                                           1997             1996
                                           ----             ----
 Revenues
   Rental                             $ 1,020,299       $  950,567
   Interest and other                      51,328           33,110
                                        ---------        ---------
                                        1,071,627          983,677
                                        ---------        ---------
Expenses
  Interest                                555,826          584,972
  Depreciation and amortization           386,864          200,424
  Operating expenses                      601,878          729,103
                                        ---------        ---------
                                        1,544,568        1,514,499
                                        ---------        ---------

          NET INCOME (LOSS)           $  (472,941)      $ (530,822)
                                        =========        =========

Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                       $  (468,212)      $ (525,514)
                                        =========        =========

Net loss allocated to
  other partners                      $    (4,729)      $   (5,308)
                                        =========        =========

                   Boston Capital Tax Credit Fund IV L.P.

                             June 30, 1997
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                         Three Months ended March 31,
                             (Unaudited)

                                                  Series 22
                                        --------------------------
                                          1997             1996
 Revenues                                 ----             ----

   Rental                              $1,092,233       $  823,568
   Interest and other                      53,954           47,722
                                        ---------        ---------
                                        1,146,187          871,290
                                        ---------        ---------
Expenses
  Interest                                396,429          241,324
  Depreciation and amortization           449,333          302,822
  Operating expenses                      619,908          492,365
                                        ---------        ---------
                                        1,465,670        1,036,511
                                        ---------        ---------

          NET INCOME (LOSS)            $ (319,483)      $ (165,221)
                                        =========        =========

Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $ (316,288)      $ (163,569)
                                        =========        =========

Net loss allocated to
   other partners                      $   (3,195)      $   (1,652)
                                        =========        =========

               Boston Capital Tax Credit Fund IV L.P.

                          June 30, 1997
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Three months ended March 31,
                          (Unaudited)

                                                Series 23
                                       ----------------------------
                                          1997             1996
 Revenues                                 ----             ----
   Rental                             $ 1,255,291      $   510,515
   Interest and other                      58,220           42,130
                                       ----------       ----------
                                        1,313,511          552,645
                                       ----------       ----------
Expenses
  Interest                                460,702          209,688
  Depreciation and amortization           524,278          144,078
  Operating expenses                      700,018          360,087
                                       ----------       ----------

                                        1,684,998          713,853
                                       ----------       ----------

          NET INCOME (LOSS)           $  (371,487)     $  (161,208)
                                       ==========       ==========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                       $  (367,772)     $  (159,596)
                                       ==========       ==========

Net income (loss) allocated to
  other partners                      $    (3,715)     $    (1,612)
                                       ==========       ==========

                   Boston Capital Tax Credit Fund IV L.P.

                              June 30,1997
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Three Months ended March 31,
                             (Unaudited)

                                           Series 24
                                    -------------------------
                                     1997               1996
 Revenues                            ----             --------

   Rental                        $   951,135       $  319,239
   Interest and other                 19,608           32,419
                                   ---------         --------
                                     970,743          351,658
                                   ---------         --------

Expenses
  Interest                           367,244          105,836
  Depreciation and amortization      286,807           65,118
  Operating expenses                 616,827          183,459
                                   ---------         --------
                                   1,270,878          354,413
                                   ---------         --------

          NET INCOME (LOSS)      $  (300,135)       $  (2,755)
                                  ==========         ========

Net loss allocated to
  Boston Capital Tax Credit
  Fund IV L.P.                   $  (297,135)       $  (2,727)
                                  ==========         ========

Net loss allocated to
   other partners                $    (3,000)       $     (28)
                                  ==========         ========

                   Boston Capital Tax Credit Fund IV L.P.

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              June 30,1997
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Three Months ended March 31,
                             (Unaudited)

                                              Series 25
                                            -------------
                                                1997
 Revenues                                       ----

   Rental                                   $ 1,834,216
   Interest and other                            57,776
                                              ---------
                                              1,891,992
                                              ---------

Expenses
  Interest                                      455,561
  Depreciation and amortization                 302,080
  Operating expenses                          1,219,659
                                              ---------
                                              1,977,300
                                              ---------

          NET INCOME (LOSS)                 $   (85,308)
                                             ==========

Net loss allocated to
  Boston Capital Tax Credit
  Fund IV L.P.                              $   (84,455)
                                             ==========

Net loss allocated to
   other partners                           $      (853)
                                             ==========


The Operating Partnerships acquired by Series 25 as of March 31, 1996 were under construction, therefore they do not have comparative information to report.

               Boston Capital Tax Credit Fund IV L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            June 30, 1997
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Three months ended March 31,
                             (Unaudited)


                                               Series 26
                                        --------------------------
                                          1997             1996
 Revenues                                 ----             ----
   Rental                              $  732,902       $   35,524
   Interest and other                     158,295              347
                                        ---------        ---------

                                          891,197           35,871
                                        ---------        ---------
Expenses
  Interest                                137,075           70,639
  Depreciation and amortization           111,570           62,604
  Operating expenses                      491,907           37,839
                                        ---------        ---------

                                          740,552          171,082
                                        ---------        ---------

          NET INCOME (LOSS)            $  150,645       $ (135,211)
                                        =========        =========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $  149,139       $ (133,859)
                                        =========        =========

Net income (loss) allocated to
  other partners                       $    1,506       $   (1,353)
                                        =========        =========

               Boston Capital Tax Credit Fund IV L.P.

                            June 30, 1997
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Three months ended March 31,
                             (Unaudited)


                                        Series 27*       Series 28*
                                        ---------        ---------
                                          1997              1997
 Revenues                                 ----              ----
   Rental                              $  223,707       $   27,715
   Interest and other                      85,977           66,696
                                        ---------        ---------

                                          309,684           94,411
                                        ---------        ---------
Expenses
  Interest                                 15,278            2,522
  Depreciation and amortization             9,450            4,112
  Operating expenses                       92,694          184,181
                                        ---------        ---------

                                          117,422          190,815
                                        ---------        ---------

          NET INCOME (LOSS)            $  192,262       $  (96,404)
                                        =========        =========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $  190,339       $  (95,440)
                                        =========        =========

Net income (loss) allocated to
  other partners                       $    1,923       $     (964)
                                        =========        =========




* Series 27 and 28 did not commence operations until after March 31, 1996 therefore they do not have comparative information to report.

                  Boston Capital Tax Credit Fund IV L.P.
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            June 30, 1997
                             (Unaudited)


NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS-CONTINUED

When comparing the results of operations from the Operating Partnerships for the three months ended March 31, 1997 and March 31, 1996 numerous variances, some material in nature, exist. The variances are the result of a number of factors including an increase in the number of Operating Partnerships owned, an increase in the number which have completed construction, and an increase in the number which have completed the lease-up phase.

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


NOTE E - TAXABLE LOSS

The Fund's taxable loss for the fiscal year ended March 31, 1998 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

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

The Fund is currently accruing the fund management fee for Series 20, Series
21, Series 22, Series 23 and Series 24. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Fund receives sales or refinancing proceeds from Operating partnerships which will be used to satisfy such liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund. The Fund is currently unaware if any trends which would create insufficient liquidity to meet future third party obligations.

Capital Resources
-----------------
The Fund offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000,
$39,959,000, $24,607,000, $39,999,000 and $39,918,000 representing 3,866,700,
1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700,
3,999,900 and 3,991,800 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27 and Series 28 and Series 29 respectively.

Series 20
---------
The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $28,572,584.

During the quarter ended June 30, 1997, $815,180 of Series 20 net offering proceeds had been used to pay capital contributions. Series 20 net offering proceeds in the amount of $1,006,591 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series
20 has invested in as of June 30, 1997.

Series 21
---------
The Fund commenced offering BACs in Series 21 on July 1, 1994. Offers and sales of BACs in Series 21 were completed on December 31, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,730.
                                     70

During the quarter ended June 30, 1997, $30,517 of Series 21 net offering proceeds had been used to pay capital contributions. Series 21 net offering proceeds in the amount of $929,965 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 21 has invested in as of June 30, 1997.

Series 22
---------
The Fund commenced offering BACs in Series 22 on October 10, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 28 Operating Partnerships in the amount of $18,517,848.

During the quarter ended June 30, 1997, $489,239 of Series 22 net offering proceeds had been used to pay capital contributions. Series 22 net offering proceeds in the amount of $1,160,622 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 22 has invested in as of June 30, 1997.

Series 23
---------
The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278.

During the quarter ended June 30, 1997 $437,243 of Series 23 net offering proceeds had been used to pay capital contributions. Series 23 net offering proceeds in the amount of $2,243,007 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 23 has invested in as of June 30, 1997.

Series 24
---------
The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,939,004.

During the quarter ended June 30, 1997, $1,288,379 of Series 24 net offering proceeds had been used to pay initial and additional capital contributions. Series 24 net offering proceeds in the amount of $541,153 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 24 has invested in as June 30, 1997.

Series 25
---------
The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,313,040.
                                     71

During the quarter ended June 30, 1997, $1,275,083 of Series 25 net offering proceeds had been used to pay initial and additional capital contributions. Series 25 net offering proceeds in the amount of $3,213,722 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 25 has invested in as of June 30, 1997.

Series 26
---------
The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 25, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $24,943,655.

During the quarter ended June 30, 1997, $1,067,433 of Series 26 net offering proceeds had been used to pay initial and additional capital contributions. Series 26 net offering proceeds in the amount of $10,838,898 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 26 has invested in as of June 30, 1997.

Series 27
---------
The Fund commenced offering BACS in Series 27 on June 24, 1996. Offers and sales of BACs in Series 27 were completed on September 17, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $13,058,342.

During the quarter ended June 30, 1997, $932,278 of Series 27 net offering proceeds had been used to pay initial and additional capital contributions. Series 27 net offering proceeds in the amount of $3,903,474 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 27 has invested in as of June 30, 1997.

Series 28
---------
The Fund commenced offering BACS in Series 28 on September 30,1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnership in the amount of $4,704,143.

During the quarter ended June 30, 1997, $578,996 of Series 28 net offering proceeds had been used to pay initial and additional capital contributions. Series 28 net offering proceeds in the amount of $2,491,677 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 28 has invested in as of June 30, 1997.

Series 29
---------
The Fund commenced offering BACS in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $12,835,699.



                                       72


During the quarter ended June 30, 1997, $1,899,060 of Series 29 net offering proceeds had been used to pay initial and additional capital contributions. Series 29 net offering proceeds in the amount of $7,662,159 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 29 has invested in as of June 30, 1997.


Results of Operations
---------------------
As of June 30, 1997 and 1996 the Fund held limited partnership interests in 204 and 135 Operating Partnerships, respectively. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Fund's results of operations for future periods will vary significantly from those for the period ended June 30, 1997 as Series 24, Series 25, Series 26, Series 27, Series 28, and Series 29 continue to use the funds raised to invest in partnership interests of additional Operating Partnerships and the Fund begins to offer BACs in Series 30.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Communications Limited Partnership) in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred for the quarter ended June 30, 1997 for Series
20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, and Series 28 were $94,243, $54,872, $58,993, $58,663, $43,730, $64,718,
$56,902, $63,501 and $15,222, respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

Series 20
---------
As of June 30, 1997 and 1996 the average Qualified Occupancy for the series was 100% and 99.8%, respectively. The series had a total of 24 properties at June 30, 1997 all of which were at 100% qualified occupancy.


                              73

For the three months being reported Series 20 reflects a net loss from Operating Partnerships of $628,291. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $108,119. This is an interim period estimate; it is not indicative of the final year end results.

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

In August 1996, the General Partner was notified that Virginia Avenue Housing Limited Partnership was named as defendant in a land encroachment complaint. Efforts by the Operating General Partner to settle the complaint have been unsuccessful. At this time, the Investment General Partner is examining the possibility of Operating General Partner removal and the pursuit of a separate settlement on behalf of the Operating Partnership.

Series 21
---------
As of June 30, 1997 and 1996 the average Qualified Occupancy for the series was 89.5% and 89.3%, respectively. The series had a total of 14 properties at June 30, 1997. Out of the total 7 were at 100% qualified occupancy and 2 were in active lease-up.

For the three months being reported Series 21 reflects a net loss from Operating Partnerships of $472,941. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss of $86,077. This is an interim period estimate; it is not indicative of the final year end results.

Series 22
---------
As of June 30, 1997 and 1996 the average Qualified Occupancy for the series was 95.4% and 91.6% respectively. The series had a total of 28 properties at June 30, 1997. Out of the total 25 were at 100% qualified occupancy and 2 were in active lease-up.

For the three months being reported Series 22 reflects a net loss from Operating Partnerships of $319,483. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $129,850. This is an interim period estimate; it is not indicative of the final year end results.

Series 23
---------
As of June 30, 1997 and 1996 the average Qualified Occupancy for the series was 98.5% and 91.6%, respectively. The series had a total of 22 properties at June 30, 1997. Out of the total 20 were at 100% qualified occupancy and 2 were in active lease-up.


                                     74
For the three months being reported Series 23 reflects a net loss from Operating Partnerships of $371,487. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a positive operations of $152,791. This is an interim period estimate; it is not indicative of the final year end results.

Series 24
---------
As of June 30, 1997 and 1996 the average Qualified Occupancy for the series was 96.2% and 87.1%, respectively. The series had a total of 24 properties at June 30, 1997. Out of the total 19 were at 100% qualified occupancy and 3 were in active lease-up. The series also had 1 property that was under construction at June 30, 1997.

For the three months being reported Series 24 reflects a net loss from Operating Partnerships of $300,135. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss of $13,328. This is an interim period estimate; it is not indicative of the final year end results.

Series 25
---------
As of June 30, 1997 and 1996 the average Qualified Occupancy for the series was 88.7% and 56%, respectively. The series had a total of 22 properties at June 30, 1997. Out of the total 12 were at 100% Qualified Occupancy and 7 were in active lease-up. The series also had 2 properties which were under construction and one property with multiple buildings some of which were under construction and some of which were in lease-up at June 30, 1997.

For the three months being reported Series 25 reflects a net loss from Operating Partnerships of $85,308. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $216,772. This is an interim period estimate; it is not indicative of the final year end results.

Series 26
---------
As of June 30, 1997 and 1996 the average Qualified Occupancy for the series was 92.2% and 62.9%, respectively. The series had a total of 40 properties at June 30, 1997. Out of the total 25 were at 100% qualified occupancy and 7 were in active lease-up. The series also had 7 properties which were under construction and four properties with multiple buildings some of which were under construction and some of which were in lease-up at June 30, 1997.

For the three months being reported Series 26 reflects positive operations from Operating Partnerships of $150,645. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $262,215. This is an interim period estimate; it is not indicative of the final year end results.

Series 27
---------
As of June 30, 1997 the average Qualified Occupancy for the series was 82%. The series had a total of 9 properties at June 30, 1997. Out of the total 3 were at 100% qualified occupancy and 1 was in active lease-up. The series also had 4 properties which were under construction and one property with multiple buildings, some of which were under construction and some of which were in lease-up at June 30, 1997. Since all of the properties in Series 27 were acquired after June 30, 1996, there is no comparative information to report.

For the three months being reported Series 27 reflects positive operations from Operating Partnerships of $192,262. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $201,712. This is an interim period estimate; it is not indicative of the final year end results.

Series 28
---------
As of June 30, 1997 the average Qualified Occupancy for the series was 56.7%. The series had a total of 14 properties at June 30, 1997. Out of the total 2 were at 100% qualified occupancy and 4 were in active lease-up. The series also had 7 properties which were under construction and one property with multiple buildings, some of which were under construction and some of which were in lease-up at June 30, 1997. Since all of the properties in Series 28 were acquired after June 30, 1996, there is no comparative information to report.

For the three months being reported Series 28 reflects a net loss from Operating Partnerships of $96,404. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss of $92,292. This is an interim period estimate; it is not indicative of the final year end results.

Series 29
---------
As of June 30, 1997 the average qualified occupancy for the Series was 100%.
The series had a total of 7 properties at June 30, 1997. Out of the total 1 was at 100% qualified occupancy, 6 were under construction and one had just begun lease-up. Since all of the properties in Series 29 were acquired after June 30, 1996, there is no comparative information to report.

                    PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None

Item 2.     Changes in Securities

            None

Item 3.     Defaults upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            None

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

            None

            (b)   Reports on Form 8-K

                  a) Agreement of Limited Partnership of Elm Street
                     Associates, Limited Partnership (incorporated by reference from Registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 4, 1997.)

                  b) Agreement of Limited Partnership of Brookhaven
                     Apartments, A Louisiana Partnership in Commendam (incorporated by reference from Registrants current report on form 8-k as filed with the Securities and Exchange Commission on May 21, 1997.)

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

                             BOSTON CAPITAL TAX CREDIT
                             FUND IV L.P.



                             By:  Boston Capital Associates IV L.P.




                             By:  C&M Associates d/b/a
                                  Boston Capital Associates



Date:   August 20, 1997           By:  /s/ John P. Manning
                                       -------------------
                                       John P. Manning,
                                       Partner & Principal Financial
                                       Officer