Form 10-Q
period 1997-09-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 1997-11-17
CIK 913778

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  September 30, 1997
                                     ------------------
                                             or

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



                        QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED September 30, 1997
              -----------------------------------------------


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

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................



















               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS




                                             September 30,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $196,896,868
$164,581,635


OTHER ASSETS
   Cash and cash equivalents                 27,901,580
14,801,634
   Investments                               60,551,361
46,568,694
   Notes receivable                          11,976,838
12,972,311
   Deferred acquisition costs                 8,663,363
6,888,731
   Prepaid expenses                                   -
6,458
   Organization costs, net of
     accumulated amortization (Note B)          513,922
534,968
   Other assets                              11,318,096
12,846,156
                                            -----------
-----------

                                           $317,822,028
$259,200,587
                                            ===========
===========

LIABILITIES

   Accounts payable & accrued
     expenses (Note C)                     $    266,772         $
6,683
   Syndication costs payable                          -
280,815
   Accounts payable affiliates                2,340,430
1,536,042
   Capital contributions payable (Note D)    44,693,549
34,744,876
                                            -----------
-----------

                                             47,300,751
36,568,416
                                            -----------
-----------









               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS




                                           September 30,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
                                            ------------
------------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest,
      $10 stated value per BAC; 40,000,000
      authorized BACs; 34,365,227 issued and
      outstanding as of September 30, 1997   270,699,433
222,767,338
   General Partner                              (234,899)
(191,910)
   Unrealized gain (loss) on securities
    available for sale, net                       56,743
56,743
                                             -----------
-----------

                                             270,521,277
222,632,171
                                             -----------
-----------

                                            $317,822,028
$259,200,587
                                             ===========
===========




















       The accompanying notes are an integral part of these
statements.
                                     2

                    Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     SERIES 20

---------------------------

                                             September 30,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $24,697,949
$25,829,683

OTHER ASSETS
   Cash and cash equivalents                   479,681
429,105
   Investments                                 279,205
778,954
   Notes receivable                                  -
874,787
   Deferred acquisition costs                   98,235
98,235
   Prepaid expenses                                  -
4,410
   Organization costs, net of
     accumulated amortization (Note B)          45,534
57,176
   Other assets                                275,236
255,951
                                            ----------
----------

                                           $25,875,840
$28,328,301
                                            ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $         -      $
-
   Syndication costs payable                         -
-
   Accounts payable affiliates                 763,139
573,651
   Capital contributions payable (Note D)      612,584
1,942,326
                                            ----------
----------

                                             1,375,723
2,515,977
                                            ----------
----------











               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                       Series 20

-----------------------------

                                             September 30,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
                                             -----------
---------

Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 40,000,000
      authorized BACs; 3,866,700 issued and
      outstanding as of September 30, 1997  24,584,941
25,884,026
   General Partner                             (85,572)
(72,450)
   Unrealized gain (loss) on securities
    for sale, net                                  748
748
                                            ----------
----------

                                            24,500,117
25,812,324
                                            ----------
----------

                                           $25,875,840
$28,328,301
                                            ==========
==========


















         The accompanying notes are an integral part of these
statements.
                                     4

                     Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                    SERIES 21

----------------------------

                                           September 30,
March 31,
                                               1997
1997
                                            (Unaudited)
(Audited)
                                            -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $10,615,654
$11,515,577

OTHER ASSETS
   Cash and cash equivalents                   642,960
494,112
   Investments                                 532,904
701,042
   Notes receivable                            641,542
641,542
   Deferred acquisition costs                   53,731
53,731
   Prepaid expenses                                  -
-
   Organization costs, net of
     accumulated amortization (Note B)          22,002
31,480
   Other assets                                244,987
245,722
                                            ----------
----------

                                           $12,753,780
$13,683,206
                                            ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $         -      $
-
   Syndication costs payable                         -
-
   Accounts payable affiliates                 484,910
371,990
   Capital contributions payable (Note D)      929,965
967,561
                                            ----------
----------

                                             1,414,875
1,339,551
                                            ----------
----------












               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                          Series
21

----------------------------

                                                September 30,
March 31,
                                                   1997
1997
                                                (Unaudited)
(Audited)
                                                -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 40,000,000
      authorized BACs; 1,892,700 issued and
      outstanding as of September 30, 1997     11,386,733
12,381,436
   General Partner                                (48,570)
(38,523)
   Unrealized gain (loss) on securities
    for sale, net                                     742
742
                                               ----------
----------

                                               11,338,905
12,343,655
                                               ----------
----------

                                              $12,753,780
$13,683,206
                                               ==========
==========



















         The accompanying notes are an integral part of these
statements.
                                     6

                     Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     SERIES 22

---------------------------

                                            September 30,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $17,322,393
$17,576,959

OTHER ASSETS
   Cash and cash equivalents                   374,622
648,647
   Investments                                 315,546
621,520
   Notes receivable                          1,796,240
2,209,273
   Deferred acquisition costs                  128,575
166,684
   Prepaid expenses                                  -
-
   Organization costs, net of
     accumulated amortization (Note B)          28,501
34,770
   Other assets                                167,760
518,706
                                            ----------
----------

                                           $20,133,637
$21,776,559
                                            ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $         -      $
-
   Syndication costs payable                         -
-
   Accounts payable affiliates                 415,226
289,397
   Capital contributions payable (Note D)    2,191,702
3,158,246
                                            ----------
----------

                                             2,606,928
3,447,643
                                            ----------
-----------











               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series
22

----------------------------

                                              September 30,
March 31,
                                                   1997
1997
                                                (Unaudited)
(Audited)
                                               ------------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 40,000,000
      authorized BACs; 2,564,400 issued and
      outstanding as of September 30, 1997     17,569,765
18,363,950
   General Partner                                (43,821)
(35,799)
   Unrealized gain (loss) on securities
    for sale, net                                     765
765
                                               ----------
----------

                                               17,526,709
18,328,916
                                               ----------
----------

                                              $20,133,637
$21,776,559
                                               ==========
==========



















         The accompanying notes are an integral part of these
statements.
                                     8

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     SERIES 23

--------------------------

                                            September 30,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $24,185,135
$25,009,648

OTHER ASSETS
   Cash and cash equivalents                   738,653
1,578,798
   Investments                                 972,689
1,100,369
   Notes receivable                          2,186,398
2,186,398
   Deferred acquisition costs                  168,247
243,247
   Prepaid expenses                                  -
2,048
   Organization costs, net of
     accumulated amortization (Note B)          36,542
43,078
   Other assets                                477,869
359,706
                                            ----------
----------

                                           $28,765,533
$30,523,292
                                            ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $         -      $
-
   Syndication costs payable                         -
-
   Accounts payable affiliates                 180,041
60,215
   Capital contributions payable (Note D)    3,598,111
4,529,018
                                            ----------
----------

                                             3,778,152
4,589,233
                                            ----------
----------











               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series
23

---------------------------

                                               September 30,
March 31,
                                                   1997
1997
                                                (Unaudited)
(Audited)
                                                -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 40,000,000
      authorized BACs; 3,336,727 issued and
      outstanding as of September 30, 1997      25,020,789
25,958,000
   General Partner                                 (34,988)
(25,521)
   Unrealized gain (loss) on securities
    for sale, net                                    1,580
1,580
                                                ----------
----------

                                                24,987,381
25,934,059
                                                ----------
----------

                                               $28,765,533
$30,523,292
                                                ==========
==========



















        The accompanying notes are an integral part of these
statements.
                                     10

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      SERIES 24

--------------------------

                                            September 30,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $16,390,727
$15,915,977

OTHER ASSETS
   Cash and cash equivalents                   402,363
644,685
   Investments                                     517
303,949
   Notes receivable                            738,840
1,654,702
   Deferred acquisition costs                  266,336
313,911
   Prepaid expenses                                  -
-
   Organization costs, net of
     accumulated amortization (Note B)          38,940
45,429
   Other assets                              1,525,590
1,438,557
                                            ----------
----------

                                           $19,363,313
$20,317,210
                                            ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $         -      $
-
   Syndication costs payable                         -
-
   Accounts payable affiliates                 187,124
79,964
   Capital contributions payable (Note D)    2,274,311
2,779,449
                                            ----------
----------

                                             2,461,435
2,859,413
                                            ----------
----------











               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series
24

----------------------------

                                               September 30,
March 31,
                                                   1997
1997
                                                (Unaudited)
(Audited)
                                                -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 40,000,000
      authorized BACs; 2,169,878 issued and
      outstanding as of September 30, 1997      16,917,645
17,468,005
   General Partner                                 (16,284)
(10,725)
   Unrealized gain (loss) on securities
    for sale, net                                      517
517
                                                ----------
----------

                                                16,901,878
17,457,797
                                                ----------
----------

                                               $19,363,313
$20,317,210
                                                ==========
==========



















         The accompanying notes are an integral part of these
statements.
                                     12

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      SERIES 25

--------------------------

                                             September 30,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $24,016,396
$24,266,974

OTHER ASSETS
   Cash and cash equivalents                   832,540
956,365
   Investments                               1,845,330
3,065,387
   Notes receivable                            477,700
405,700
   Deferred acquisition costs                  277,279
113,810
   Prepaid expenses                                  -
-
   Organization costs, net of
     accumulated amortization (Note B)          34,086
39,330
   Other assets                              2,039,546
2,638,118
                                            ----------
----------

                                           $29,522,877
$31,485,684
                                            ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $     9,090      $
983
   Syndication costs payable                         -
-
   Accounts payable affiliates                       -
16,554
   Capital contributions payable (Note D)    4,852,308
6,437,839
                                            ----------
----------

                                             4,861,398
6,455,376
                                            ----------
----------











               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                          Series
25

---------------------------

                                                 September 30,
March 31,
                                                    1997
1997
                                                 (Unaudited)
(Audited)
                                                 -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 40,000,000
      authorized BACs; 3,026,109 issued and
      outstanding as of September 30, 1997      24,666,791
25,031,932
   General Partner                                 (10,890)
(7,202)
   Unrealized gain (loss) on securities
    for sale, net                                    5,578
5,578
                                                ----------
----------

                                                24,661,479
25,030,308
                                                ----------
----------

                                               $29,522,877
$31,485,684
                                                ==========
==========



















         The accompanying notes are an integral part of these
statements.
                                     14

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     SERIES 26

--------------------------

                                             September 30,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $29,162,494
$21,613,713

OTHER ASSETS
   Cash and cash equivalents                  2,318,010
1,239,330
   Investments                                6,909,506
12,173,007
   Notes receivable                           2,171,208
1,070,887
   Deferred acquisition costs                   755,137
1,471,671
   Prepaid expenses                                   -
-
   Organization costs, net of
     accumulated amortization (Note B)           70,991
80,457
   Other assets                               2,488,599
3,275,364
                                             ----------
----------

                                            $43,875,945
$40,924,429
                                             ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $         -      $
-
   Syndication costs payable                          -
-
   Accounts payable affiliates                        -
9,630
   Capital contributions payable (Note D)    10,017,004
7,104,113
                                             ----------
----------

                                             10,017,004
7,113,743
                                             ----------
----------











               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series
26

---------------------------

                                                September 30,
March 31,
                                                   1997
1997
                                                (Unaudited)
(Audited)
                                                -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 40,000,000
      authorized BACs; 3,995,900 issued and
      outstanding as of September 30, 1997     33,841,435
33,793,663
   General Partner                                 (1,889)
(2,372)
   Unrealized gain (loss) on securities
    for sale, net                                  19,395
19,395
                                               ----------
----------

                                               33,858,941
33,810,686
                                               ----------
----------

                                              $43,875,945
$40,924,429
                                               ==========
==========



















         The accompanying notes are an integral part of these
statements.
                                     16

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     SERIES 27

--------------------------

                                            September 30,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $16,866,890
$13,365,524

OTHER ASSETS
   Cash and cash equivalents                  1,489,551
2,180,687
   Investments                                4,705,559
6,919,629
   Notes receivable                             770,849
565,365
   Deferred acquisition costs                   663,489
929,985
   Prepaid expenses                                   -
-
   Organization costs, net of
     accumulated amortization (Note B)           62,089
69,850
   Other assets                                 442,796
341,850
                                             ----------
----------

                                            $25,001,223
$24,372,890
                                             ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $         -      $
-
   Syndication costs payable                          -
-
   Accounts payable affiliates                        -
-
   Capital contributions payable (Note D)     3,864,892
3,470,122
                                             ----------
----------

                                              3,864,892
3,470,122
                                             ----------
----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series
27

---------------------------

                                               September 30,
March 31,
                                                   1997
1997
                                                (Unaudited)
(Audited)
                                                -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 40,000,000
      authorized BACs; 2,460,700 issued and
      outstanding as of September 30, 1997     21,126,688
20,895,461
   General Partner                                  2,093
(243)
   Unrealized gain (loss) on securities
    for sale, net                                   7,550
7,550
                                               ----------
----------

                                               21,136,331
20,902,768
                                               ----------
----------

                                              $25,001,223
$24,372,890
                                               ==========
==========


















     The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     SERIES 28

--------------------------

                                            September 30,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $ 8,462,703      $
3,387,008

OTHER ASSETS
   Cash and cash equivalents                  3,650,354
4,589,026
   Investments                               21,487,180
20,904,837
   Notes receivable                             841,981
3,363,657
   Deferred acquisition costs                 2,805,200
3,239,183
   Prepaid expenses                                   -
-
   Organization costs, net of
     accumulated amortization (Note B)           86,385
96,548
   Other assets                                 275,548
266,712
                                             ----------
----------

                                            $37,609,351
$35,846,971
                                             ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $       697      $
5,700
   Syndication costs payable                          -
-
   Accounts payable affiliates                        -
2,100
   Capital contributions payable (Note D)     2,926,509
1,338,985
                                             ----------
----------

                                              2,927,206
1,346,785
                                             ----------
----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series
28

---------------------------

                                               September 30,
March 31,
                                                   1997
1997
                                                (Unaudited)
(Audited)
                                                -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 40,000,000
      authorized BACs; 4,000,738 issued and
      outstanding as of September 30, 1997     34,659,544
34,479,402
   General Partner                                  2,733
916
   Unrealized gain (loss) on securities
    for sale, net                                  19,868
19,868
                                               ----------
----------

                                               34,682,145
34,500,186
                                               ----------
----------

                                              $37,609,351
$35,846,971
                                               ==========
==========






















     The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      Series 29
                                             ----------------
----------

                                            Septembr 30,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
                                             -----------
----------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $18,254,743      $
6,100,572

OTHER ASSETS
   Cash and cash equivalents                  4,218,539
2,040,879
   Investments                               15,263,251
-
   Notes receivable                           1,743,277
-
   Deferred acquisition costs                 1,495,771
258,274
   Prepaid expenses                                   -
-
   Organization costs, net of
     accumulated amortization (Note B)           45,881
36,850
   Other assets                               1,765,779
3,505,470
                                             ----------
----------

                                            $42,787,241
$11,942,045
                                             ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $         -      $
-
   Syndication costs payable                          -
280,815
   Accounts payable affiliates                        -
132,541
   Capital contributions payable (Note D)     8,304,886
3,017,217
                                             ----------
----------

                                              8,304,886
3,430,573
                                             ----------
----------











                                     21
                Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series
29

---------------------------

                                               September 30,
March 31,
                                                   1997
1997
                                                (Unaudited)
(Audited)
                                                -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 40,000,000
      authorized BACs; 3,991,800 issued and
      outstanding as of September 30, 1997     34,480,547
8,511,463
   General Partner                                  1,808
9
   Unrealized gain (loss) on securities
    for sale, net                                       -
-
                                               ----------
----------

                                               34,482,355
8,511,472
                                               ----------
----------

                                              $42,787,241
$11,942,045
                                               ==========
==========



















         The accompanying notes are an integral part of these
statements.
                                     22








                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                             Series 30*
Series 31*
                                            ------------     --
----------

                                            September 30,
September 30,
                                                1997
1997
                                             (Unaudited)
(Unaudited)
                                             -----------     ---
--------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $ 3,649,577      $
3,272,207

OTHER ASSETS
   Cash and cash equivalents                 11,272,061
1,482,246
   Investments                                8,239,674
-
   Notes receivable                             608,803
-
   Deferred acquisition costs                 1,881,324
70,039
   Prepaid expenses                                   -
-
   Organization costs, net of
     accumulated amortization (Note B)           42,971
-
   Other assets                                  72,236
1,542,150
                                             ----------
----------

                                            $25,766,646      $
6,366,642
                                             ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $         -      $
256,985
   Syndication costs payable                          -
-
   Accounts payable affiliates                  171,965
138,025
   Capital contributions payable (Note D)     2,628,016
2,493,261
                                             ----------
----------

                                              2,799,981
2,888,271
                                             ----------
----------











                                     23
                Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                Series 30*
Series 31*
                                                -----------
-----------

                                               September 30,
September 30,
                                                   1997
1997
                                                (Unaudited)
(Unaudited)
                                                -----------     -
----------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 40,000,000
      authorized BACs; 2,649,075 and 410,500,
      respectively, issued and
      outstanding as of September 30, 1997     22,966,048
3,478,507
   General Partner                                    617
(136)
   Unrealized gain (loss) on securities
    for sale, net                                       -
-
                                               ----------
----------

                                               22,966,665
3,478,371
                                               ----------
----------

                                              $25,766,646       $
6,366,642
                                               ==========
==========















*Series 30 and Series 31 did not commence operations until after March 31, 1997, therefore they do not have comparative information to report.



         The accompanying notes are an integral part of these
statements.
                                     24








                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF OPERATIONS

                     Three Months Ended September 30,
                              (Unaudited)



                                             1997         1996
                                             ----         ----

Income
  Interest income                       $ 1,212,980   $   585,913
                                         ----------    ----------

                                          1,212,980       585,913
                                         ----------    ----------

Share of income (loss) from
  Operating Partnerships                 (2,175,959)
(808,694)
                                         ----------    ----------

Expenses
  Professional fees                         261,322       122,810
  Fund management fee (Note C)              493,971       385,876
  Amortization                               38,940        27,563
  General and administrative expenses       346,315       265,433
                                         ----------    ----------

                                          1,140,548       801,682
                                         ----------    ----------


  NET INCOME (LOSS)                     $(2,103,527)
$(1,024,463)
                                         ==========    ==========

Net income (loss) allocated to
  limited partners                      $(2,082,491)
$(1,014,218)
                                         ==========    ==========

Net income (loss) allocated to
  general partner                       $   (21,036)  $
(10,245)
                                         ==========    ==========

Net income (loss) per BAC               $      (.78)  $
(.59)
                                         ==========    ==========



       The accompanying notes are an integral part of these
statements.
                                     25

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended September 30,
                            (Unaudited)

                                                      SERIES 20

-----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                              $  27,950     $
11,538
                                                --------
--------

                                                  27,950
11,538
                                                --------
--------

Share of income (loss) from Operating
  Partnerships                                  (532,388)
113,151
                                                --------
--------

Expenses
  Professional fees                               27,048
15,923
  Fund management fee (Note C)                    42,844
86,239
  Amortization                                     5,821
5,821
  General and administrative expense              15,845
10,201
                                                --------
--------

                                                  91,558
118,184
                                                --------
--------


  NET INCOME (LOSS)                            $(595,996)    $
6,505
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(590,036)    $
6,440
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (5,960)    $
65
                                                ========
========

Net income (loss) per BAC                      $    (.15)    $
(.04)
                                                ========
========





        The accompanying notes are an integral part of these
statements.
                                     26

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended September 30
                            (Unaudited)

                                                      SERIES 21

-----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                              $  15,066     $
16,136
                                                --------
--------

                                                  15,066
16,136
                                                --------
--------

Share of income (loss) from Operating
  Partnerships                                  (402,917)
(460,985)
                                                --------
--------

Expenses
  Professional fees                               18,676
14,218
  Fund management fee (Note C)                    55,835
54,872
  Amortization                                     4,739
4,739
  General and administrative expense               9,890
12,327
                                                --------
--------

                                                  89,140
86,156
                                                --------
--------


  NET INCOME (LOSS)                            $(476,991)
$(531,005)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(472,221)
$(525,695)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (4,770)    $
(5,310)
                                                ========
========

Net income (loss) per BAC                      $    (.25)    $
(.36)
                                                ========
========





        The accompanying notes are an integral part of these
statements.
                                     27

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended September
                            (Unaudited)

                                                      SERIES 22

-----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                              $  11,859     $
15,145
                                                --------      -
-------

                                                  11,859
15,145
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (323,384)
(144,547)
                                                --------      -
-------

Expenses
  Professional fees                               29,591
15,879
  Fund management fee (Note C)                    63,936
57,973
  Amortization                                     3,135
3,135
  General and administrative expense              11,942
18,577
                                                --------      -
-------

                                                 108,604
95,564
                                                --------      -
-------


  NET INCOME (LOSS)                            $(420,129)
$(224,966)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(415,928)
$(222,716)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (4,201)    $
(2,250)
                                                ========
========

Net income (loss) per BAC                      $    (.16)    $
(.08)
                                                ========
========





        The accompanying notes are an integral part of these
statements.
                                     28

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Three Months Ended September 30,
                            (Unaudited)

                                                      SERIES 23

-----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                              $  25,235     $
59,668
                                                --------      -
-------

                                                  25,235
59,668
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (456,741)
(237,187)
                                                --------      -
-------

Expenses
  Professional fees                               29,065
13,837
  Fund management fee (Note C)                    38,663
59,814
  Amortization                                     3,268
3,268
  General and administrative expense              16,653
19,850
                                                --------      -
-------

                                                  87,649
96,769
                                                --------      -
-------


  NET INCOME (LOSS)                            $(519,155)
$(274,288)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(513,963)
$(271,545)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (5,192)    $
(2,743)
                                                ========
========

Net income (loss) per BAC                      $    (.15)    $
(.08)
                                                ========
========





        The accompanying notes are an integral part of these
statements.
                                     29

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended September 30,
                            (Unaudited)

                                                      SERIES 24

-----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                              $   4,448     $
61,439
                                                --------      -
-------

                                                   4,448
61,439
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (123,362)
(24,955)
                                                --------      -
-------

Expenses
  Professional fees                               25 753
13,359
  Fund management fee (Note C)                    52,330
46,603
  Amortization                                     3,245
3,245
  General and administrative expense               7,929
25,329
                                                --------      -
-------

                                                  89,257
88,536
                                                --------      -
-------


  NET INCOME (LOSS)                            $(208,171)    $
(52,052)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(206,089)    $
(51,531)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (2,082)    $
(521)
                                                ========
========

Net income (loss) per BAC                      $    (.09)    $
(.02)
                                                ========
========




        The accompanying notes are an integral part of these
statements.
                                     30


              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended September 30,
                            (Unaudited)

                                                      SERIES 25

-----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                              $  52,149     $
118,959
                                                --------      -
-------

                                                  52,149
118,959
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (160,834)
35,788
                                                --------      -
-------

Expenses
  Professional fees                               28,704
15,455
  Fund management fee (Note C)                    67,326
44,759
  Amortization                                     2,622
2,622
  General and administrative expense              22,864
51,492
                                                --------      -
-------

                                                 121,516
114,328
                                                --------      -
-------


  NET INCOME (LOSS)                            $(230,201)    $
40,419
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(227,899)    $
40,015
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (2,302)    $
404
                                                ========
========

Net income (loss) per BAC                      $    (.08)    $
-
                                                ========
========




        The accompanying notes are an integral part of these
statements.
                                     31


              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended September 30,
                            (Unaudited)

                                                      SERIES 26

-----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                              $ 174,701     $
272,805
                                                --------      -
-------

                                                 174,701
272,805
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                   (90,286)
(89,959)
                                                --------      -
-------

Expenses
  Professional fees                               39,677
31,393
  Fund management fee (Note C)                    78,475
35,616
  Amortization                                     4,733
4,733
  General and administrative expense              56,874
116,671
                                                --------      -
-------

                                                 179,759
188,413
                                                --------      -
-------


  NET INCOME (LOSS)                            $ (95,344)    $
(5,567)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $ (94,391)    $
(5,511)
                                                ========
========

Net income (loss) allocated to
  general partner                              $    (953)    $
(56)
                                                ========
========

Net income (loss) per BAC                      $    (.02)    $
-
                                                ========
========




        The accompanying notes are an integral part of these
statements.
                                     32








                 Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended September 30,
                            (Unaudited)

                                                      SERIES 27

-----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                              $  81,763     $
30,223
                                                --------      -
-------

                                                  81,763
30,223
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                    56,217
-
                                                --------      -
-------

Expenses
  Professional fees                                4,805
2,746
  Fund management fee (Note C)                    21,190
-
  Amortization                                     3,881
-
  General and administrative expense              20,971
10,986
                                                --------      -
-------

                                                  50,847
13,732
                                                --------      -
-------


  NET INCOME (LOSS)                            $  87,133     $
16,491
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $  86,262     $
16,326
                                                ========
========

Net income (loss) allocated to
  general partner                              $     871     $
165
                                                ========
========

Net income (loss) per BAC                      $     .04     $
-
                                                ========
========






        The accompanying notes are an integral part of these statements.


                                     33









                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Three Months Ended September 30,
                            (Unaudited)

                                         SERIES 28*     SERIES
29*
                                        -----------
-----------
                                           1997           1997
                                           ----           ----
Income
  Interest income                      $ 471,708      $ 263,093
                                        --------       --------

                                         471,708        263,093
                                        --------       --------

Share of income (loss) from
  Operating Partnerships                (142,264)             -
                                        --------       --------

Expenses
  Professional fees                       36,520         18,264
  Fund management fee (Note C)            23,666         49,706
  Amortization                             5,081          2,415
  General and administrative expense      97,739         51,906
                                        --------       --------
                                         163,006        122,291
                                        --------       --------

  NET INCOME (LOSS)                    $ 166,438      $ 140,802
                                        ========       ========

Net income (loss) allocated to
  limited  partners                    $ 164,774      $ 139,394
                                        ========       ========

Net income (loss) allocated to
  general partner                      $   1,664      $   1,408
                                        ========       ========

Net income (loss) per BAC              $     .04      $     .04
                                        ========       ========


* Series 28 and 29 did not commence operations until after September 30,
1996, therefore they do not have comparative information to report.

        The accompanying notes are an integral part of these
statements.
                                     34










                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Three Months Ended September 30,
                            (Unaudited)

                                         SERIES 30*      SERIES
31*
                                        -----------
-----------
                                           1997            1997
                                           ----            ----
Income
  Interest income                      $  85,008       $       -
                                        --------        --------

                                          85,008             -
                                        --------        --------

Share of income (loss) from
  Operating Partnerships                       -               -
                                        --------        --------

Expenses
  Professional fees                        3,219               -
  Fund management fee (Note C)                 -               -
  Amortization                                 -               -
  General and administrative expense      20,079          13,623
                                        --------        --------
                                          23,298          13,623
                                        --------        --------

  NET INCOME (LOSS)                    $  61,710       $ (13,623)
                                        ========        ========

Net income (loss) allocated to
  limited  partners                    $  61,093       $ (13,487)
                                        ========        ========

Net income (loss) allocated to
  general partner                      $     617       $    (136)
                                        ========        ========

Net income (loss) per BAC              $       -       $       -
                                        ========        ========


* Series 30 and 31 did not commence operations until after September 30,
1996, therefore they do not have comparative information to report.

        The accompanying notes are an integral part of these
statements.
                                     35










                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF OPERATIONS

                     Six Months Ended September 30,
                              (Unaudited)



                                             1997         1996
                                             ----         ----

Income
  Interest income                       $ 1,893,760   $   961,886
                                         ----------    ----------

                                          1,893,760       961,886
                                         ----------    ----------

Share of income (loss) from
  Operating Partnerships                 (4,076,138)
(2,676,267)
                                         ----------    ----------

Expenses
  Professional fees                         326,619       202,150
  Fund management fee (Note C)            1,047,236       701,890
  Amortization                               75,464        50,393
  General and administrative expenses       667,368       464,706
                                         ----------    ----------

                                          2,116,687     1,419,139
                                         ----------    ----------


  NET INCOME (LOSS)                     $(4,299,065)
$(3,133,520)
                                         ==========    ==========

Net income (loss) allocated to
  limited partners                      $(4,256,076)
$(3,102,185)
                                         ==========    ==========

Net income (loss) allocated to
  general partner                       $   (42,989)  $
(31,335)
                                         ==========    ==========

Net income (loss) per BAC               $     (1.63)  $
(1.45)
                                         ==========    ==========



       The accompanying notes are an integral part of these
statements.
                                     36

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Six Months Ended September 30,
                            (Unaudited)

                                                      SERIES 20

-----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                            $    38,574     $
29,153
                                              ----------
--------

                                                  38,574
29,153
                                              ----------
--------

Share of (income) loss from Operating
  Partnerships                                (1,142,743)
(763,849)
                                              ----------
--------

Expenses
  Professional fees                               28,197
22,737
  Fund management fee (Note C)                   137,087
179,465
  Amortization                                    11,642
11,642
  General and administrative expense              31,112
18,705
                                              ----------
--------

                                                 208,038
232,549
                                              ----------
--------


  NET INCOME (LOSS)                          $(1,312,207)
$(967,245)
                                              ==========
========

Net income (loss) allocated to
  limited  partners                          $(1,299,085)
$(957,572)
                                              ==========
========

Net income (loss) allocated to
  general partner                            $   (13,122)    $
(9,673)
                                              ==========
========

Net income (loss) per BAC                    $      (.33)    $
(.39)
                                              ==========
========





        The accompanying notes are an integral part of these
statements.
                                     37

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Six Months Ended September 30
                            (Unaudited)

                                                      SERIES 21

-----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                            $    25,724   $
37,198
                                              ----------    --
--------

                                                  25,724
37,198
                                              ----------    --
--------

Share of (income) loss from Operating
  Partnerships                                  (871,129)
(991,807)
                                              ----------    --
--------

Expenses
  Professional fees                               19,328
24,966
  Fund management fee (Note C)                   110,707
111,332
  Amortization                                     9,479
9,479
  General and administrative expense              19,831
20,097
                                              ----------    --
--------

                                                 159,345
165,874
                                              ----------    --
--------


  NET INCOME (LOSS)                          $(1,004,750)
$(1,120,483)
                                              ==========
==========

Net income (loss) allocated to
  limited  partners                          $  (994,703)
$(1,109,278)
                                              ==========
==========

Net income (loss) allocated to
  general partner                            $   (10,047)  $
(11,205)
                                              ==========
==========

Net income (loss) per BAC                    $      (.53)  $
(.67)
                                              ==========
==========





        The accompanying notes are an integral part of these
statements.
                                     38

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                      Six Months Ended September
                            (Unaudited)

                                                      SERIES 22

-----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                              $  22,393     $
27,750
                                                --------      -
-------

                                                  22,393
27,750
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (639,672)
(308,116)
                                                --------      -
-------

Expenses
  Professional fees                               32,066
23,190
  Fund management fee (Note C)                   122,929
110,349
  Amortization                                     6,269
6,269
  General and administrative expense              23,664
31,349
                                                --------      -
-------

                                                 184,928
171,157
                                                --------      -
-------


  NET INCOME (LOSS)                            $(802,207)
$(451,523)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(794,185)
$(447,008)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (8,022)    $
(4,515)
                                                ========
========

Net income (loss) per BAC                      $    (.31)    $
(.17)
                                                ========
========





        The accompanying notes are an integral part of these
statements.
                                     39

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Six Months Ended September 30,
                            (Unaudited)

                                                      SERIES 23

-----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                              $  46,819     $
115,575
                                                --------      -
-------

                                                  46,819
115,575
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (824,513)
(396,783)
                                                --------      -
-------

Expenses
  Professional fees                               32,533
17,878
  Fund management fee (Note C)                    97,326
118,878
  Amortization                                     6,536
6,536
  General and administrative expense              32,589
63,760
                                                --------      -
-------

                                                 168,984
207,052
                                                --------      -
-------


  NET INCOME (LOSS)                            $(946,678)
$(488,260)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(937,211)
$(483,377)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (9,467)    $
(4,883)
                                                ========
========

Net income (loss) per BAC                      $    (.28)    $
(.14)
                                                ========
========





        The accompanying notes are an integral part of these
statements.
                                     40

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Six Months Ended September 30,
                            (Unaudited)

                                                      SERIES 24

-----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                              $   9,805     $
113,829
                                                --------      -
-------

                                                   9,805
113,829
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (420,497)
(27,682)
                                                --------      -
-------

Expenses
  Professional fees                               26,053
22,335
  Fund management fee (Note C)                    96,060
77,551
  Amortization                                     6,490
6,490
  General and administrative expense              16,624
49,902
                                                --------      -
-------

                                                 145,227
156,278
                                                --------      -
-------


  NET INCOME (LOSS)                            $(555,919)    $
(70,131)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(550,360)    $
(69,430)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (5,559)    $
(701)
                                                ========
========

Net income (loss) per BAC                      $    (.25)    $
(.02)
                                                ========
========




        The accompanying notes are an integral part of these
statements.
                                     41


              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Six Months Ended September 30,
                            (Unaudited)

                                                      SERIES 25

-----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                              $  93,392     $
239,992
                                                --------      -
-------

                                                  93,392
239,992
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (245,289)
35,788
                                                --------      -
-------

Expenses
  Professional fees                               31,718
26,603
  Fund management fee (Note C)                   132,044
64,256
  Amortization                                     5,244
5,244
  General and administrative expense              47,926
100,860
                                                --------      -
-------

                                                 216,932
196,963
                                                --------      -
-------


  NET INCOME (LOSS)                            $(368,829)    $
78,817
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(365,141)    $
78,029
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (3,688)    $
788
                                                ========
========

Net income (loss) per BAC                      $    (.12)    $
 .03
                                                ========
========




        The accompanying notes are an integral part of these
statements.
                                     42


              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                     Six Months Ended September 30,
                            (Unaudited)

                                                      SERIES 26

-----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                              $ 316,022     $
368,166
                                                --------      -
-------

                                                 316,022
368,166
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                    58,853
(223,818)
                                                --------      -
-------

Expenses
  Professional fees                               51,711
61,695
  Fund management fee (Note C)                   135,377
40,059
  Amortization                                     9,465
4,733
  General and administrative expense             130,067
169,047
                                                --------      -
-------

                                                 326,620
275,534
                                                --------      -
-------


  NET INCOME (LOSS)                            $  48,255
$(131,186)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $  47,772
$(129,874)
                                                ========
========

Net income (loss) allocated to
  general partner                              $     483     $
(1,312)
                                                ========
========

Net income (loss) per BAC                      $     .01     $
(.03)
                                                ========
========







        The accompanying notes are an integral part of these
statements.
                                     43








                 Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Six Months Ended September 30,
                            (Unaudited)

                                                      SERIES 27

-----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                              $ 212,953     $
30,223
                                                --------      -
-------

                                                 212,953
30,223
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                   246,556
-
                                                --------      -
-------

Expenses
  Professional fees                               25,453
2,746
  Fund management fee (Note C)                   127,112
-
  Amortization                                     7,761
-
  General and administrative expense              65,609
10,986
                                                --------      -
-------

                                                 225,935
13,732
                                                --------      -
-------


  NET INCOME (LOSS)                            $ 233,574     $
16,491
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $ 231,238     $
16,326
                                                ========
========

Net income (loss) allocated to
  general partner                              $   2,336     $
165
                                                ========
========

Net income (loss) per BAC                      $     .09     $
-
                                                ========
========




        The accompanying notes are an integral part of these
statements.
                                     44









                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Six Months Ended September 30,
                            (Unaudited)

                                         SERIES 28*      SERIES
29*
                                        -----------
-----------
                                          1997            1997
                                          ----            ----
Income
  Interest income                      $ 728,158       $ 314,912
                                        --------        --------

                                         728,158         314,912
                                        --------        --------

Share of income (loss) from
  Operating Partnerships                (237,704)              -
                                        --------        --------

Expenses
  Professional fees                       57,460          18,881
  Fund management fee (Note C)            38,888          49,706
  Amortization                            10,163           2,415
  General and administrative expense     202,259          63,985
                                        --------        --------
                                         308,770         134,987
                                        --------        --------

  NET INCOME (LOSS)                    $ 181,684       $ 179,925
                                        ========        ========

Net income (loss) allocated to
  limited  partners                    $ 179,867       $ 178,126
                                        ========        ========

Net income (loss) allocated to
  general partner                      $   1,817       $   1,799
                                        ========        ========

Net income (loss) per BAC              $     .04       $     .05
                                        ========        ========


* Series 28 and 29 did not commence operations until after September 30,
1996, therefore they do not have comparative information to report.

        The accompanying notes are an integral part of these
statements.
                                     45










                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Six Months Ended September 30,
                            (Unaudited)

                                         SERIES 30*      SERIES
31*
                                        -----------
-----------
                                           1997            1997
                                           ----            ----
Income
  Interest income                      $  85,008       $       -
                                        --------        --------

                                          85,008               -
                                        --------        --------

Share of income (loss) from
  Operating Partnerships                       -               -
                                        --------        --------

Expenses
  Professional fees                        3,219               -
  Fund management fee (Note C)                 -               -
  Amortization                                 -               -
  General and administrative expense      20,079          13,623
                                        --------        --------
                                          23,298          13,623
                                        --------        --------

  NET INCOME (LOSS)                    $  61,710       $ (13,623)
                                        ========        ========

Net income (loss) allocated to
  limited  partners                    $  61,093       $ (13,487)
                                        ========        ========

Net income (loss) allocated to
  general partner                      $     617       $    (136)
                                        ========        ========

Net income (loss) per BAC              $       -       $       -
                                        ========        ========


* Series 30 and 31 did not commence operations until after September 30,
1996, therefore they do not have comparative information to report.

        The accompanying notes are an integral part of these
statements.
                                     46












                    Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                        Six Months Ended September 30, 1997
                                 (Unaudited)

                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net
Total
                      ---------      -------      ---------
-----


Partners' capital
  (deficit)
  April 1, 1997     $222,767,338   $ (191,910)     $ 56,743
$222,632,171

Capital contribu-
  tions               60,378,750            -             -
60,378,750

Selling commissions
  and registration
  costs               (8,190,579)           -             -
(8,190,579)

Net income (loss)     (4,256,076)     (42,989)            -
(4,299,065)
                      ----------     --------       -------
-----------

Partners' capital
 (deficit),
September 30, 1997  $270,699,433    $(234,899)     $ 56,743
$270,521,277
                     ===========     ========       =======
===========
















       The accompanying notes are an integral part of these
statements.
                                     47

                     Boston Capital Tax Credit Fund IV L.P.
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Six Months Ended September 30, 1997
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net
Total
                      ---------      -------      ---------
-----
Series 20
--------
Partners' capital
 (deficit),
April 1, 1997        $25,884,026     $ (72,450)    $    748
$25,812,324

Capital contribu-
  tions                        -             -            -
-

Selling commissions
  and registration
  costs                        -             -            -
-

Net income (loss)     (1,299,085)      (13,122)           -
(1,312,207)
                      ----------      --------      -------
----------
Partners' capital
 (deficit),
September 30, 1997   $24,584,941     $ (85,572)   $     748
$24,500,117
                     ===========      ========      =======
==========

Series 21
--------
Partners' capital
 (deficit),
 April 1, 1997       $12,381,436     $ (38,523)   $     742
$12,343,655

Capital contribu-
  tions                        -             -            -
-

Selling commissions
  and registration
  costs                        -             -            -
-

Net income (loss)       (994,703)      (10,047)           -
(1,004,750)
                      ----------      --------     --------
----------
Partners' capital
 (deficit),
September 30, 1997   $11,386,733     $ (48,570)  $      742
$11,338,905
                      ==========      ========     ========
==========
       The accompanying notes are an integral part of these
statements.
                                     48

                   Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Six Months Ended September 30, 1997
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net
Total
                      ---------      -------      ---------
-----
Series 22
--------
Partners' capital
 (deficit),
 April 1, 1997       $18,363,950     $ (35,799)   $    765
$18,328,916

Capital contribu-
  tions                        -             -           -
-

Selling commissions
  and registration
  costs                        -             -           -
-

Net income (loss)      (794,185)        (8,022)          -
(802,207)
                     ----------       --------      ------
----------
Partners' capital
 (deficit),
September 30, 1997  $17,569,765      $ (43,821)   $    765
$17,526,709
                     ==========       ========     =======
==========
Series 23
--------
Partners' capital
 (deficit),
 April 1, 1997       $25,958,000     $ (25,521)   $  1,580
$25,934,059

Capital contribu-
  tions                        -             -           -
-

Selling commissions
  and registration
  costs                        -             -           -
-

Net income (loss)       (937,211)       (9,467)          -
(946,678)
                      ----------      --------      -------
----------
Partners' capital
 (deficit),
September 30, 1997   $25,020,789     $ (34,988)    $  1,580
$24,987,381
                      ==========      ========      =======
==========
             The accompanying notes are an integral part of these
statements
                                     49

                   Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Six Months Ended September 30, 1997
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net
Total
                      ---------      -------      ---------
-----
Series 24
--------
Partners' capital
 (deficit),
 April 1, 1997       $17,468,005    $  (10,725)    $   517
$17,457,797

Capital contribu-
  tions                        -             -           -
-

Selling commissions
  and registration
  costs                        -             -           -
-

Net income (loss)       (550,360)       (5,559)          -
(555,919)
                      ----------      --------     -------
----------
Partners' capital
 (deficit),
September 30, 1997   $16,917,645     $ (16,284)   $    517
$16,901,878
                      ==========      ========     =======
==========
Series 25
--------
Partners' capital
 (deficit),
 April 1, 1997       $25,031,932     $  (7,202)    $ 5,578
$25,030,308

Capital contribu-
  tions                        -             -           -
-

Selling commissions
  and registration
  costs                        -             -           -
-

Net income (loss)       (365,141)       (3,688)          -
(368,829)
                      ----------      --------     -------
----------
Partners' capital
 (deficit),
September 30, 1997   $24,666,791     $ (10,890)   $  5,578
$24,661,479
                      ==========      ========     =======
==========
      The accompanying notes are an integral part of these
statements.
                                     50

                    Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Six Months Ended September 30, 1997
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net
Total
                      ---------      -------      ---------
-----
Series 26
--------
Partners' capital
 (deficit),
 April 1, 1997       $33,793,663     $(2,372)     $ 19,395
$33,810,686

Capital contribu-
  tions                        -           -             -
-

Selling commissions
  and registration
  costs                        -           -             -
-

Net income (loss)         47,772         483             -
48,255
                       ---------      ------       -------
----------
Partners' capital
 (deficit),
September 30, 1997   $33,841,435     $(1,889)     $ 19,395
$33,858,941
                      ==========      ======       =======
==========
Series 27
--------
Partners' capital
 (deficit),
 April 1, 1997       $20,895,461     $  (243)     $  7,550
$20,902,768

Capital contribu-
  tions                        -           -             -
-

Selling commissions
  and registration
  costs                      (11)          -             -
(11)

Net income (loss)        231,238       2,336             -
233,574
                       ---------      ------       -------
----------
Partners' capital
 (deficit),
September 30, 1997   $21,126,688     $ 2,093      $  7,550
$21,136,331
                      ==========      ======       =======
==========
       The accompanying notes are an integral part of these
statements.
                                     51

                    Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Six Months Ended September 30, 1997
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net
Total
                      ---------      -------      ---------
-----
Series 28
--------
Partners' capital
 (deficit),
 April 1, 1997       $34,479,402     $   916      $ 19,868
$34,500,186

Capital contribu-
  tions                        -           -             -
-

Selling commissions
  and registration
  costs                      275           -             -
275

Net income (loss)        179,867       1,817             -
181,684
                       ---------      ------       -------
----------
Partners' capital
 (deficit),
September 30, 1997   $34,659,544     $ 2,733      $ 19,868
$34,862,145
                      ==========      ======       =======
==========


Series 29
--------
Partners' capital
 (deficit),
 April 1, 1997       $ 8,511,463     $     9      $      -    $
8,511,472

Capital contribu-
  tions               29,783,000           -             -
29,783,000

Selling commissions
  and registration
  costs               (3,992,042)          -             -
(3,992,042)

Net income (loss)        178,126       1,799             -
179,925
                       ---------      ------       -------
----------
Partners' capital
 (deficit),
September 30, 1997   $34,480,547     $ 1,808     $       -
$34,482,355
                      ==========      ======       =======
==========

     The accompanying notes are an integral part of these statements.



                   Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Six Months Ended September 30, 1997
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net
Total
                      ---------      -------      ---------
-----
Series 30
--------
Partners' capital
 (deficit),
 April 1, 1997       $         -     $     -      $      -    $
-

Capital contribu-
  tions               26,490,750           -             -
26,490,750        -

Selling commissions
  and registration
  costs               (3,585,795)
(3,585,795)

Net income (loss)         61,093         617             -
61,710
                       ---------      ------       -------
----------
Partners' capital
 (deficit),
September 30, 1997   $22,966,048     $   617      $      -
$22,966,665
                      ==========      ======       =======
==========


Series 31
--------
Partners' capital
 (deficit),
 April 1, 1997       $         -     $     -      $      -    $
-

Capital contribu-
  tions                4,105,000           -             -
4,105,000

Selling commissions
  and registration
  costs                 (613,006)          -             -
(613,006)

Net income (loss)        (13,487)       (136)            -
(13,623)
                       ---------      ------       -------
----------
Partners' capital
 (deficit),
September 30, 1997   $ 3,478,507     $  (136)     $      -    $
3,478,371
                      ==========      ======       =======
==========

The accompanying notes are an integral part of these statements.



                                    53
                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                                (Unaudited)



                                               1997
1996
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $(4,299,065)  $
(3,133,520)
    Adjustments
       Amortization                            75,464
50,393
       Distributions from
         Operating Partnerships                23,013
18
       Share of loss from Operating
         Partnerships                       4,076,138
2,676,267
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                   (54,417)
(125,915)
       (Decrease) Increase in accounts
         payable and accrued expenses         (20,726)
400,842
       Decrease (Increase) in prepaid
         expenses                               6,457
(2,721)
       Decrease (Increase) in accounts
         receivable                         1,603,062
(6,432,675)
       (Decrease) Increase in accounts
         payable affiliates                   804,389
495,845
                                          -----------    -
----------
         Net cash (used in) provided by
           operating activities             2,214,315
(6,071,466)
                                          -----------    -
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to be acquired                      (6,339,728)
(5,706,148)
     Capital contributions paid to
       Operating Partnerships             (29,652,651)
(27,874,008)
     Advances to Operating Partnerships     1,041,644
3,484,799
     Investments                           (6,351,796)
(16,009,344)
                                          -----------    -
----------
         Net cash (used in) provided by
           investing activities           (41,302,531)
(46,104,701)
                                          -----------    -
----------




                    Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                (Unaudited)

                                                1997
1996
                                                ----
----
Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid     (8,190,588)
(7,583,772)
     Capital contributions received        60,378,750
54,620,000
         Net cash (used in) provided by   -----------    -
----------
           financing activities            52,188,162
47,036,228
                                          -----------    -
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                13,099,946
(5,139,939)


Cash and cash equivalents, beginning       14,801,634
19,454,787
                                          -----------    -
----------

Cash and cash equivalents, ending        $ 27,901,580   $
14,314,848
                                          ===========
===========

Supplemental schedule of noncash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships          $ 21,288,772
$18,155,562
                                          ===========
==========















      The accompanying notes are an integral part of these
statements.
                                     55

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                (Unaudited)

                                                   Series 20

---------------------
                                               1997
1996
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $(1,312,207)    $
(967,245)
    Adjustments
       Amortization                            11,642
11,642
       Distributions from
         Operating Partnerships                    25
18
       Share of loss from Operating
Partnerships                      1,142,743        763,849
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
-
       (Decrease) Increase in accounts
         payable and accrued expenses               -
3,756
       Decrease (Increase ) in prepaid
         expenses                               4,410
(2,721)
       Decrease (Increase) in accounts
         receivable                           (19,285)
(263,825)
       (Decrease) Increase in accounts
         payable affiliates                   189,488
189,489
                                           ----------
----------
         Net cash (used in) provided by
           operating activities                16,816
(265,037)
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   -
-
     Capital contributions paid to
       Operating Partnerships              (1,340,776)
(2,116,257)
     Advances to Operating Partnerships       874,787
863,612
     Investments                              499,749
534,259
                                           ----------
----------
         Net cash (used in) provided by
           investing activities                33,760
(718,386)
                                           ----------
----------




                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                (Unaudited)

                                                     Series 20

-------------------------
                                             1997
1996
                                             ----
----
Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -
-
     Capital contributions received                 -
-
        Net cash (used in) provided by     ----------
----------
           financing activities                     -
-
                                           ----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                    50,576
(983,423)


Cash and cash equivalents, beginning          429,105
1,306,675
                                           ----------
----------

Cash and cash equivalents, ending         $   479,681      $
323,252
                                           ==========
==========

Supplemental schedule of noncash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $         -      $
-
                                           ==========
==========













       The accompanying notes are an integral part of these
statements.
                                     57

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                (Unaudited)

                                                  Series 21

---------------------
                                               1997
1996
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $(1,004,750)
$(1,120,483)
    Adjustments
       Amortization                             9,479
9,479
       Distributions from
         Operating Partnerships                21,714
-
       Share of loss from Operating
         Partnerships                         871,129
991,807
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
-
       (Decrease) Increase in accounts
         payable and accrued expenses               -
-
       Decrease (Increase ) in prepaid
         expenses                                   -
-
       Decrease (Increase) in accounts
         receivable                               735
37,468
       (Decrease) Increase in accounts
         payable affiliates                   112,920
112,920
                                           ----------
----------
         Net cash (used in) provided by
           operating activities                11,227
31,191
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   -
-
     Capital contributions paid to
       Operating Partnerships                 (30,517)
(248,393)
     Advances to Operating Partnerships             -
-
     Investments                              168,138
(200,285)
                                           ----------
----------
         Net cash (used in) provided by
           investing activities               137,621
(448,678)
                                           ----------
----------




                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                (Unaudited)

                                                      Series 21

-----------------------
                                                1997
1996
                                                ----
----
Continued
---------
Cash flows from financing activities:
     Sales and registration costs paid              -
-
     Capital contributions received                 -
-
         Net cash (used in) provided by    ----------     -
---------
           financing activities                     -
-
                                           ----------     -
---------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                   148,848
(417,487)


Cash and cash equivalents, beginning          494,112
1,398,907
                                           ----------
----------

Cash and cash equivalents, ending         $   642,960    $
981,420
                                           ==========
==========


Supplemental schedule of noncash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $         -    $
-
                                           ==========
==========













       The accompanying notes are an integral part of these
statements.
                                     59

                Boston Capital Tax Credit Fund IV L.P

                         STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                (Unaudited)

                                                  Series 22

---------------------
                                               1997
1996
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $  (802,207)   $
(451,523)
    Adjustments
       Amortization                             6,269
6,269
       Distributions from
         Operating Partnerships                     -
-
       Share of loss from Operating
Partnerships                         639,672        308,116
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
-
       (Decrease) Increase in accounts
         payable and accrued expenses               -
(470)
       Decrease (Increase ) in prepaid
         expenses                                   -
-
       Decrease (Increase) in accounts
         receivable                           350,946
(23,417)
       (Decrease) Increase in accounts
         payable affiliates                   125,829
116,182
                                           ----------
----------
         Net cash (used in) provided by
           operating activities               320,509
(44,843)
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                             (17,410)
(8,276)
     Capital contributions paid to
       Operating Partnerships              (1,296,131)
(1,424,110)
     Advances to Operating Partnerships       413,033
1,040,011
     Investments                              305,974
(153,609)
                                           ----------
----------
         Net cash (used in) provided by
           investing activities              (594,534)
(545,984)
                                           ----------
----------




                Boston Capital Tax Credit Fund IV L.P

                         STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                (Unaudited)

                                                  Series 22

---------------------------
                                               1997
1996
                                               ----
----

Continued
---------
Cash flows from financing activities:
     Sales and registration costs paid              -
-
     Capital contributions received                 -
-
         Net cash (used in) provided by    ----------
---------
           financing activities                     -
-
                                           ----------
---------
         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                  (274,025)
(590,827)


Cash and cash equivalents, beginning          648,647
1,686,347
                                           ----------
----------

Cash and cash equivalents, ending         $   374,622    $
1,095,520
                                           ==========
==========


Supplemental schedule of noncash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $   230,990    $
-
                                           ==========
==========













       The accompanying notes are an integral part of these
statements.
                                     61

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                (Unaudited)

                                                   Series 23

---------------------
                                               1997
1996
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $  (946,678)   $
(488,260)
    Adjustments
       Amortization                             6,536
6,536
       Distributions from
         Operating Partnerships                     -
-
       Share of loss from Operating
         Partnerships                         824,513
396,783
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
-
       (Decrease) Increase in accounts
         payable and accrued expenses               -
-
       Decrease (Increase ) in prepaid
         expenses                               2,047
-
       Decrease (Increase) in accounts
         receivable                           (43,162)
(24,560)
       (Decrease) Increase in accounts
         payable affiliates                   119,826
(9,387)
                                           ----------
----------
         Net cash (used in) provided by
           operating activities               (36,918)
(118,888)
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   -
(7,686)
     Capital contributions paid to
       Operating Partnerships                (930,907)
(4,505,372)
     Advances to Operating Partnerships             -
1,314,445
     Investments                              127,680
4,903,992
                                           ----------
----------
         Net cash (used in) provided by
           investing activities              (803,227)
1,705,379
                                           ----------
----------




                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                                (Unaudited)

                                                  Series 23

----------------------------
                                             1997            1996
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -
-
     Capital contributions received                 -
-

         Net cash (used in) provided by    ----------
----------
           financing activities                     -
-
                                           ----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                  (840,145)
1,586,491


Cash and cash equivalents, beginning        1,578,798
1,313,618
                                           ----------
----------

Cash and cash equivalents, ending         $   738,653    $
2,900,109
                                           ==========
==========


Supplemental schedule of noncash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $         -    $
-
                                           ==========
==========










       The accompanying notes are an integral part of these
statements.
                                     63

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                (Unaudited)

                                                   Series 24

---------------------
                                               1997
1996
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $  (555,919)   $
(70,131)
    Adjustments
       Amortization                             6,490
6,490
       Distributions from
         Operating Partnerships                 1,274
-
       Share of loss from Operating
Partnerships                        420,497         27,682
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
-
       (Decrease) Increase in accounts
         payable and accrued expenses               -
(233,647)
       Decrease (Increase ) in prepaid
         expenses                                   -
-
       Decrease (Increase) in accounts
         receivable                           (87,033)
194,091
       (Decrease) Increase in accounts
         payable affiliates                   107,161
(33,597)
                                           ----------
----------
         Net cash (used in) provided by
           operating activities              (107,530)
(109,112)
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                             (65,707)
(151,691)
     Capital contributions paid to
       Operating Partnerships              (1,288,379)
(4,099,090)
     Advances to Operating Partnerships       915,862
2,039
     Investments                              303,432
925,623
                                           ----------
----------
         Net cash (used in) provided by
           investing activities              (134,792)
(3,323,119)
                                           ----------
----------




                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                                (Unaudited)

                                                  Series 24

----------------------------
                                             1997            1996
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -
-
     Capital contributions received                 -
-
         Net cash (used in) provided by    ----------
----------
           financing activities                     -
-
                                           ----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                  (242,322)
(3,432,231)


Cash and cash equivalents, beginning          644,685
4,796,487
                                           ----------
----------

Cash and cash equivalents, ending         $   402,363    $
1,364,256
                                           ==========
==========


Supplemental schedule of noncash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $   149,238    $
3,194,309
                                           ==========
==========











       The accompanying notes are an integral part of these
statements.
                                     65

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                (Unaudited)

                                                   Series 25

---------------------
                                               1997
1996
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $  (368,829)   $
78,817
    Adjustments
       Amortization                             5,244
5,244
       Distributions from
         Operating Partnerships                     -
-
       Share of loss from Operating
Partnerships                        245,289        (35,788)
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
-
       (Decrease) Increase in accounts
         payable and accrued expenses           8,107
3,451
       Decrease (Increase ) in prepaid
         expenses                                   -
-
       Decrease (Increase) in accounts
         receivable                           598,572
(1,421,359)
       (Decrease) Increase in accounts
         payable affiliates                   (16,554)
(1,209)
                                           ----------
----------
         Net cash (used in) provided by
           operating activities               471,829
(1,370,844)
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                            (163,468)
(149,478)
     Capital contributions paid to
       Operating Partnerships              (1,580,243)
(6,660,466)
     Advances to Operating Partnerships       (72,000)
1,435,327
     Investments                            1,220,057
2,051,808
                                           ----------
----------
         Net cash (used in) provided by
           investing activities              (595,654)
(3,322,809)
                                           ----------
----------




                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                (Unaudited)

                                                  Series 25

----------------------------
                                             1997            1996
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -
(3,651)
     Capital contributions received                 -
-
         Net cash (used in) provided by    ----------
----------
           financing activities                     -
(3,651)
                                           ----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                  (123,825)
(4,697,304)


Cash and cash equivalents, beginning          956,365
7,307,862
                                           ----------
----------

Cash and cash equivalents, ending         $   832,540    $
2,610,558
                                           ==========
==========


Supplemental schedule of noncash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $         -    $
6,572,876
                                           ==========
==========











       The accompanying notes are an integral part of these
statements.
                                     67

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                (Unaudited)

                                                   Series 26

---------------------
                                               1997
1996
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $    48,255   $
(131,186)
    Adjustments
       Amortization                             9,465
4,733
       Distributions from
         Operating Partnerships                     -
-
       Share of loss from Operating
Partnerships                         (58,853)       223,818
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
(48,304)
       (Decrease) Increase in accounts
         payable and accrued expenses               -
(374,038)
       Decrease (Increase ) in prepaid
         expenses                                   -
-
       Decrease (Increase) in accounts
         receivable                           786,765
499,822
       (Decrease) Increase in accounts
         payable affiliates                    (9,630)
(58,363)
                                           ----------
----------
         Net cash (used in) provided by
           operating activities               776,002
116,482
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                            (226,313)
(3,078,904)
     Capital contributions paid to
       Operating Partnerships              (3,634,181)
(4,758,148)
     Advances to Operating Partnerships    (1,100,320)
(309,561)
     Investments                            5,263,501
(16,549,008)
                                           ----------    -
----------
         Net cash (used in) provided by
           investing activities               302,687
(24,695,621)
                                           ----------    -
----------









                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                (Unaudited)

                                                  Series 26

----------------------------
                                             1997            1996
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid             (9)
(4,111,322)
     Capital contributions received                 -
30,013,000
         Net cash (used in) provided by    ----------
----------
           financing activities                    (9)
25,901,678
                                           ----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                 1,078,680
1,322,539


Cash and cash equivalents, beginning        1,239,330
1,644,891
                                           ----------
----------

Cash and cash equivalents, ending         $ 2,318,010    $
2,967,430
                                           ==========
==========


Supplemental schedule of noncash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $ 4,873,009    $
5,713,731
                                           ==========
==========











       The accompanying notes are an integral part of these
statements.
                                     69









                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                (Unaudited)

                                                   Series 27

---------------------
                                               1997
1996
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $   233,574   $
16,491
    Adjustments
       Amortization                             7,761
-
       Distributions from
         Operating Partnerships                     -
-
       Share of loss from Operating
Partnerships                        (246,556)             -
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
(77,611)
       (Decrease) Increase in accounts
         payable and accrued expenses               -
1,001,790
       Decrease (Increase ) in prepaid
         expenses                                   -
-
       Decrease (Increase) in accounts
         receivable                          (100,945)
(5,430,895)
       (Decrease) Increase in accounts
         payable affiliates                         -
179,810
                                           ----------
----------
         Net cash (used in) provided by
           operating activities              (106,166)
(4,310,415)
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                            (142,792)
(2,310,113)
     Capital contributions paid to
       Operating Partnerships              (2,450,753)
(4,062,172)
     Advances to Operating Partnerships      (205,484)
(861,074)
     Investments                            2,214,070
(7,522,124)
                                           ----------    -
----------
         Net cash (used in) provided by
           investing activities              (584,959)
(14,755,483)
                                           ----------    -
----------




                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                (Unaudited)

                                                  Series 27

----------------------------
                                             1997            1996
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid            (11)
(3,468,799)
     Capital contributions received                 -
24,607,000
         Net cash (used in) provided by    ----------
----------
           financing activities                   (11)
21,138,201
                                           ----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                  (691,136)
2,072,303


Cash and cash equivalents, beginning        2,180,687
-
                                           ----------
----------

Cash and cash equivalents, ending         $ 1,489,551    $
2,072,303
                                           ==========
==========


Supplemental schedule of noncash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $ 1,909,846    $
2,674,646
                                           ==========
==========











       The accompanying notes are an integral part of these
statements.
                                     71









                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                (Unaudited)

                                                  Series 28*
Series 29*
                                                  ----------
----------
                                                     1997
1997
                                                     ----
----
Cash flows from operating activities:
    Net income (loss)                             $  181,684    $
179,925
    Adjustments
       Amortization                                   10,163
2,415
       Distributions from
         Operating Partnerships                            -
-
       Share of (income) loss from
         operating partnerships                      237,704
-
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                                -
(11,446)
       (Decrease) Increase in accounts
         payable and accrued expenses                 (5,003)
(280,815)
       Decrease (Increase ) in prepaid
         expenses                                          -
-
       Decrease (Increase) in accounts
         receivable                                   (8,836)
1,739,691
       (Decrease) Increase in accounts
         payable affiliates                           (2,100)
(132,541)
                                                  ----------
-----------
         Net cash (used in) provided by
           operating activities                      413,612
1,497,229
                                                  ----------
-----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   (234,164)
(2,765,866)
     Capital contributions paid to
       Operating Partnerships                     (3,057,728)
(5,338,133)
     Advances to Operating Partnerships            2,521,676
(1,743,277)
     Investments                                    (582,343)
(15,263,251)
                                                  ----------
-----------
         Net cash (used in) provided by
           investing activities                   (1,352,559)
(25,110,527)
                                                  ----------
-----------




                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                              (Unaudited)


                                                  Series 28*
Series 29*
                                                  ----------
----------
                                                     1997
1997
                                                     ----
----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid                    275
(3,992,042)
     Capital contributions received                         -
29,783,000
         Net cash (used in) provided by            ----------
-----------
           financing activities                           275
25,790,958
                                                   ----------
-----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                          (938,672)
2,177,660


Cash and cash equivalents, beginning                4,589,026
2,040,879
                                                   ----------
-----------

Cash and cash equivalents, ending                 $ 3,650,354   $
4,218,539
                                                   ==========
===========


Supplemental schedule of noncash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships                   $ 2,926,509   $
6,077,903
                                                   ==========
===========






*Series 28 and 29 did not commence operation until after September 30, 1996, therefor they do not have comparative information to report.

       The accompanying notes are an integral part of these
statements.
                                     73
                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                (Unaudited)

                                                 Series 30*
Series 31*
                                                 ----------
----------
                                                    1997
1997
                                                    ----
----
Cash flows from operating activities:
    Net income (loss)                          $     61,710    $
(13,623)
    Adjustments
       Amortization                                       -
-
       Distributions from
         Operating Partnerships                           -
-
       Share of (income) loss from
operating partnerships                          -              -
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         (42,971)
-
       (Decrease) Increase in accounts
         payable and accrued expenses                     -
256,985
       Decrease (Increase ) in prepaid
         expenses                                         -
-
       Decrease (Increase) in accounts
         receivable                                 (72,236)
(1,542,150)
       (Decrease) Increase in accounts
         payable affiliates                         171,965
138,025
                                                -----------
-----------
         Net cash (used in) provided by
           operating activities                     118,468
(1,160,763)
                                                -----------
-----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                (2,340,252)
(383,756)
     Capital contributions paid to
       Operating Partnerships                    (8,239,674)
(465,229)
     Advances to Operating Partnerships            (562,633)
-
     Investments                                   (608,803)
-
                                                -----------
-----------
         Net cash (used in) provided by
           investing activities                 (11,751,362)
(848,985)
                                                -----------
-----------




                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                              (Unaudited)


                                                 Series 30*
Series 31*
                                                 ----------
----------
                                                    1997
1997
                                                    ----
----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid            (3,585,795)
(613,006)
     Capital contributions received               26,490,750
4,105,000
         Net cash (used in) provided by          -----------
----------
           financing activities                   22,904,955
3,491,994
                                                 -----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                       11,272,061
1,482,246


Cash and cash equivalents, beginning                       -
-
                                                 -----------
----------

Cash and cash equivalents, ending               $ 11,272,061    $
1,482,246
                                                 ===========
==========


Supplemental schedule of noncash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships                 $  2,628,016   $
2,493,261
                                                 ===========
==========






*Series 30 and 31 did not commence operation until after September 30, 1996, therefore they do not have comparative information to report.

       The accompanying notes are an integral part of these
statements.
                                     75

                     Boston Capital Tax Credit Fund IV L.P.
                         NOTES TO FINANCIAL STATEMENTS
                             September 30, 1997
                                  (Unaudited)
NOTE A - ORGANIZATION
Boston Capital Tax Credit Fund IV L.P. (the "Fund") was organized under the laws of the State of Delaware as of October 5, 1993, for the purpose of acquiring, holding, and disposing of limited partnership interests in
Operating Partnerships which will acquire, develop, rehabilitate, operate and own newly constructed, existing or rehabilitated low-income apartment complexes ("Operating Partnerships"). The general partner of the Fund is Boston Capital Associates IV L.P., a Delaware limited Partnership. Boston Capital Associates, a Massachusetts general partnership, whose only two partners are Herbert F. Collins and John P.
Manning, the principals of Boston Capital Partners, Inc., is the sole general partner of the general partner. The limited partner of the general partner is Capital Investment Holdings, a general partnership whose partners are certain officers and employees of Boston Capital
Partners, Inc., and its affiliates. The Assignor Limited Partner is
BCTC IV Assignor Corp., a Delaware corporation which is wholly-owned by
Herbert F. Collins and John P. Manning.

Pursuant to the Securities Act of 1933, the Fund filed a Form
S-11
Registration Statement with the Securities and Exchange Commission, effective December 16, 1993 which covered the offering (the "Public
Offering") of the Fund's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the Assignor Limited Partner.
The Fund
registered 30,000,000 BACs at $10 per BAC for sale to the public in one or more series. One April 18, 1996 an amendment to Form S-16 which registered an additional 10,000,000 BACs for sale to the public in one or more series became effective offers and sales of BACs in Series 20, Series 21,
Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29 and Series 30 were completed and the last of the BACs in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29 and Series 30 were issued by the Fund on June 24, 1994, September 30, 1994, December 28, 1994, June 23,
1995,
September 22, 1995, December 29, 1995, June 25, 1996, September
17, 1996,
January 29, 1997, June 10, 1997 and September 10, 1997, respectively. The
Fund sold 3,866,700 of Series 20 BACs, for a total of $38,667,000; 1,892,700 of Series 21 BACs for a total of $18,927,000; 2,564,400 of Series 22 BACs for a total of $25,644,000; 3,336,727 of Series 23 BACs for a total of $33,366,000; 2,169,878 of Series 24 BACs for a total of $21,697,000; 3,026,109 of Series 25 BACs for a total of $30,248,000; 3,995,900 of Series 26 BACs for a total of $39,959,000; 2,460,700 of Series 27 BACS for a total of $24,607,000; 4,000,738 of Series 28 BACs for a total of $39,999,000; 3,918,000 of Series 29 BACs for a total of $39,918,000; 2,649,075 of Series 30 BACs for a total of $26,490,750; and 410,500 of Series 31 BACs for a total of $4,105,000. The fund is continuing to offer BACs in Series 31 at September 30, 1997.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of September 30,
1997 and for the
three and six months then ended have been prepared by the Fund, without audit,
pursuant to the rules and regulations of the Securities and
Exchange
Commission.  The Fund accounts for its investments in Operating
Partnerships
                                     76

                    Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              September 30, 1997
                                  (Unaudited)

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

The amortized cost of securities available for sale as of
September 30, 1997
by contractual maturity are as follows:
                                 Amortized
                                    Cost
                                 ----------
   Due in one year or less      $36,498,764
   Due after one year            23,995,854
                                 ----------
   Total                        $60,494,618
                                 ==========

The fair market value of the securities is $60,551,361. The difference being an unrealized gain on securities available for sale of $56,743, as of September 30, 1997.



                    Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              September 30, 1997
                                  (Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

Amortization
------------
The Fund amortizes organizational costs over 60 months. As of September 30,
1997 and 1996 the Fund has accumulated amortization of $285,237 and $146,540, respectively.

The breakdown of accumulated amortization within the fund is as follows:

                              1997          1996
                              ----          ----
          Series 20        $ 73,681       $ 50,397
          Series 21          50,799         31,842
          Series 22          35,641         23,103
          Series 23          29,412         16,340
          Series 24          25,239         12,259
          Series 25          18,354          7,866
          Series 26          18,930          4,733
          Series 27          15,522              -
          Series 28          15,244              -
          Series 29           2,415              -
                            -------        -------
                           $285,237       $146,540
                            =======        =======
Series 30 organization costs will be amortized over 60 months beginning
October 1, 1997. Series 31 organization costs will be amortized over 60 months beginning January 1, 1998.

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., Boston
Capital Services, Inc., and Boston Capital Asset Management L.P.
(formerly
Boston Capital Communications Limited Partnership) as follows:

For the quarter ended September 30,1997, Boston Capital Services,
Inc.
received $502,099 for Series 30 and $76,450 for Series 31 as Dealer-Manager fees for marketing advice and investment banking services performed at the time of the Fund's offering of BACs. Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28 and Series 29 completed payment of all Dealer-Manager fees prior to the quarter ended September 30,1997.

Boston Capital Partners, Inc. is entitled to asset acquisition fees for selecting, evaluating, structuring, negotiating, and closing the Fund's acquisition of interest in the Operating Partnerships. During the quarter ended September 30, 1997, Series 30 paid $2,251,714 and Series 31 paid $348,925 for acquisition fees to Boston Capital Partners, Inc. Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27,


                    Boston Capital Tax Credit Fund IV L.P.
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              September 30, 1997
                                 (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS - (cont.)

Series 28 and Series 29 completed payment of all acquisition fees prior to the quarter ended September 30, 1997. Of the total acquisition fees and expenses incurred, $98,235, $53,731, $128,575, $168,247, $266,336, $277,279, $755,137, $663,489,
$2,805,200, $1,495,771, $1,881,324, and $70,039 for Series 20,
Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30 and Series 31, respectively, related to costs incurred in connection with the purchase of interests in Operating Partnerships not finalized as of September 30, 1997.

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued or paid to Boston Capital Asset Management L.P. (formerly
Boston
Capital Communications Limited Partnership).

The fund management fees accrued for the quarters ended September
30, 1997 and
1996 are as follows:

                                1997           1996
                                ----           ----
           Series 20         $ 94,743       $ 86,239
           Series 21           56,460         54,872
           Series 22           63,936         57,973
           Series 23           59,913         59,814
           Series 24           53,580              -
                              -------        -------
                             $328,632       $258,898
                              =======        =======

The fund management fees paid for the quarters ended September
30, 1997 and
1996 are as follows:

                                1997           1996
                                ----           ----

           Series 24         $      -       $ 46,603
           Series 25           68,326         44,759
           Series 26           78,475         35,616
           Series 27           64,061              -
           Series 28           23,666              -
           Series 29           49,706              -
                              -------        -------
                             $284,234       $126,978
                              =======        =======


                     Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              September 30, 1997
                                  (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 1997 and 1996 the Fund has limited partnership interests in
225 and 147 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at September 30, 1997 and 1996 is as follows:

                               1997            1996
                               ----            ----
           Series 20            24              24
           Series 21            14              14
           Series 22            29              27
           Series 23            22              22
           Series 24            24              21
           Series 25            22              16
           Series 26            41              20
           Series 27            10               3
           Series 28            19               -
           Series 29            11               -
           Series 30             6               -
           Series 31             3               -
                               ---             ---
                               225             147
                               ===             ===

Under the terms of the Fund's investment in each Operating
Partnership, the
Fund is required to make capital contributions to the Operating
Partnerships.
These contributions are payable in installments over several years upon each
Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at September 30, 1997 and 1996 are as follows:

                             1997            1996
                             ----            ----
           Series 20     $   612,584     $ 1,757,409
           Series 21         929,965       1,724,211
           Series 22       2,191,702       3,861,909
           Series 23       3,598,111       6,128,343
           Series 24       2,274,311       5,375,905
           Series 25       4,852,308       9,154,777
           Series 26      10,017,004       6,692,455
           Series 27       3,864,892       2,674,646
           Series 28       2,926,509               -
           Series 29       8,304,886               -
           Series 30       2,628,016               -
           Series 31       2,493,261               -
                          ----------      ----------
                         $44,693,549     $37,369,655
                          ==========      ==========


                     Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             September 30, 1997
                                  (Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (Cont.)

The Fund's fiscal year ends March 31st for each year, while all the Operating
Partnerships' fiscal years are the calendar Year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the
Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 1997.


               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Six months ended June 30,
                             (Unaudited)

                                                 Series 20

---------------------------
                                          1997             1996
                                          ----             ----
Revenues
   Rental                             $ 3,910,138      $
3,789,462
   Interest and other                     188,499
170,227
                                        ---------
---------
                                        4,098,637
3,959,689
                                        ---------
---------
Expenses
  Interest                              1,582,273
1,660,989
  Depreciation and amortization         1,511,120
1,039,678
  Operating expenses                    2,180,589
2,030,585
                                        ---------
---------
                                        5,273,982
4,731,252
                                        ---------
---------

          NET LOSS                    $(1,175,345)     $
(771,563)
                                       ==========
==========
Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                       $(1,142,743)     $
(763,849)
                                       ==========
==========

Net loss allocated to
    other partners                    $   (11,754)     $
(7,714)
                                       ==========
==========

Net Loss Suspended                    $   (20,848)     $
-
                                       ==========
==========




                   Boston Capital Tax Credit Fund IV L.P

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          September 30, 1997
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Six months ended June 30,
                              (Unaudited)

                                                Series 21

--------------------------
                                           1997             1996
                                           ----             ----
 Revenues
   Rental                             $ 2,138,261
$1,874,941
   Interest and other                     118,460
86,456
                                        ---------
---------
                                        2,256,721
1,961,397
                                        ---------
---------
Expenses
  Interest                              1,081,285
1,116,344
  Depreciation and amortization           724,858
390,003
  Operating expenses                    1,330,506
1,476,826
                                        ---------
---------
                                        3,136,649
2,983,173
                                        ---------
---------

          NET INCOME (LOSS)           $  (879,928)
$(1,021,776)
                                        =========
=========

Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                       $  (871,129)
$(1,011,558)
                                        =========
=========

Net loss allocated to
  other partners                      $    (8,799)      $
(10,218)
                                        =========
=========











                   Boston Capital Tax Credit Fund IV L.P.

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 1997
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                         Six Months ended June 30,
                             (Unaudited)

                                                  Series 22

--------------------------
                                          1997             1996
 Revenues                                 ----             ----

   Rental                              $2,125,697
$1,694,295
   Interest and other                     113,350
87,912
                                        ---------
---------
                                        2,239,047
1,782,207
                                        ---------
---------
Expenses
  Interest                                730,394
490,855
  Depreciation and amortization           903,225
604,748
  Operating expenses                    1,251,563
1,002,476
                                        ---------
---------
                                        2,885,182
2,098,079
                                        ---------
---------

          NET INCOME (LOSS)            $ (646,135)      $
(315,872)
                                        =========
=========

Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $ (639,672)      $
(312,712)
                                        =========
=========

Net loss allocated to
   other partners                      $   (6,463)      $
(3,160)
                                        =========
=========











               Boston Capital Tax Credit Fund IV L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          September 30, 1997
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Six months ended June 30,
                          (Unaudited)

                                                Series 23

----------------------------
                                          1997             1996
 Revenues                                 ----             ----
   Rental                             $ 2,475,124      $
1,368,625
   Interest and other                     115,222
87,378
                                       ----------
----------
                                        2,590,346
1,456,003
                                       ----------
----------
Expenses
  Interest                                938,093
634,015
  Depreciation and amortization         1,062,605
313,510
  Operating expenses                    1,422,490
909,269
                                       ----------
----------

                                        3,423,188
1,856,794
                                       ----------
----------

          NET INCOME (LOSS)           $  (832,842)     $
(400,791)
                                       ==========
==========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                       $  (824,513)     $
(396,783)
                                       ==========
==========

Net income (loss) allocated to
  other partners                      $    (8,329)     $
(4,008)
                                       ==========
==========












                   Boston Capital Tax Credit Fund IV L.P.

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30,1997
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Six Months ended June 30,
                             (Unaudited)

                                           Series 24
                                    -------------------------
                                     1997               1996
 Revenues                            ----             --------

   Rental                        $ 1,978,057       $  631,753
   Interest and other                 70,414           50,169
                                   ---------         --------
                                   2,048,471          681,922
                                   ---------         --------

Expenses
  Interest                           740,498          206,953
  Depreciation and amortization      563,220          151,628
  Operating expenses               1,169,496          374,791
                                   ---------         --------
                                   2,473,214          733,372
                                   ---------         --------

          NET INCOME (LOSS)      $  (424,743)       $ (51,450)
                                  ==========         ========

Net loss allocated to
  Boston Capital Tax Credit
  Fund IV L.P.                   $  (420,497)       $ (50,935)
                                  ==========         ========

Net loss allocated to
   other partners                $    (4,246)       $    (515)
                                  ==========         ========










                   Boston Capital Tax Credit Fund IV L.P.

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30,1997
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Six Months ended June 30,
                             (Unaudited)

                                                    Series 25
                                            ---------------------
------
                                                1997
1996
 Revenues                                       ----            -
---

   Rental                                   $2,970,941      $
145,776
   Interest and other                           92,219
15,558
                                             ---------       ----
-----
                                             3,063,160
161,334
                                             ---------       ----
-----

Expenses
  Interest                                     933,833
33,543
  Depreciation and amortization                632,113
16,003
  Operating expenses                         1,744,981
75,639
                                             ---------       ----
-----
                                             3,310,927
125,185
                                             ---------       ----
-----

          NET INCOME (LOSS)                 $ (247,767)     $
36,149
                                             =========
=========

Net loss allocated to
  Boston Capital Tax Credit
  Fund IV L.P.                              $ (245,289)    $
35,788
                                             =========
=========

Net loss allocated to
   other partners                            $   (2,478)    $
361
                                              =========
========









               Boston Capital Tax Credit Fund IV L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                         September 30, 1997
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Six months ended June 30,
                             (Unaudited)


                                               Series 26
                                        ----------------
----------
                                          1997             1996
 Revenues                                 ----             ----
   Rental                              $2,235,107       $
202,498
   Interest and other                     186,793
3,882
                                        ---------
---------

                                        2,421,900
206,380
                                        ---------
---------
Expenses
  Interest                                584,445
155,633
  Depreciation and amortization           494,400
151,320
  Operating expenses                    1,283,608
125,506
                                        ---------
---------

                                        2,362,453
432,459
                                        ---------
---------

          NET INCOME (LOSS)            $   59,447       $
(226,079)
                                        =========
=========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $   58,853       $
(223,818)
                                        =========
=========

Net income (loss) allocated to
  other partners                       $      594       $
(2,261)
                                        =========
=========


               Boston Capital Tax Credit Fund IV L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                         September 30, 1997
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Six months ended June 30,
                             (Unaudited)


                                        Series 27*      Series
28**
                                        ---------       ----------
-
                                          1997              1997
 Revenues                                 ----              ----
   Rental                              $  793,467       $
122,351
   Interest and other                     327,588
91,669
                                        ---------
---------

                                        1,121,055
214,020
                                        ---------
---------
Expenses
  Interest                                218,864
26,975
  Depreciation and amortization           249,317
50,801
  Operating expenses                      403,827
376,349
                                        ---------
---------

                                          872,008
454,125
                                        ---------
---------

          NET INCOME (LOSS)            $  249,047       $
(240,105)
                                        =========
=========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $  246,556       $
(237,704)
                                        =========
=========

Net income (loss) allocated to
  other partners                       $    2,491       $
(2,401)
                                        =========
=========




* The Operating Partnerships in Series 27 did not commence operations until after June 30, 1996 therefore they do not have comparative information to report.

** Series 28 did not commence operations until after June 30, 1996 therefore it does not have comparative information to report.

                  Boston Capital Tax Credit Fund IV L.P.
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                         September 30, 1997
                             (Unaudited)


NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS-CONTINUED

When comparing the results of operations from the Operating Partnerships for the six months ended June 30, 1997 and June 30, 1996 numerous variances, some material in nature, exist. The variances are the result of a number of factors including an increase in the number of Operating Partnerships owned, an increase in the number which have completed construction, and an increase in the number which have completed the lease-up phase.

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

Capital Resources
-----------------
The Fund offered BACs in a Public Offering declared effective by the
Securities and Exchange Commission on December 16, 1993.  The
Fund received
$38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000,
$30,248,000,
$39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750
and $4,105,000, representing 3,866,700, 1,892,700, 2,564,400,
3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 3,999,900,
3,991,800, 2,649,075 and 410,500 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30 and Series 31, respectively.

Series 20
---------
The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $28,572,584.

During the quarter ended September 30, 1997, $525,596 of Series 20 net offering proceeds had been used to pay capital contributions. Series 20 net offering proceeds in the amount of $612,584 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series
20 has invested in as of September 30, 1997.

Series 21
---------
The Fund commenced offering BACs in Series 21 on July 1, 1994.
Offers and
sales of BACs in Series 21 were completed on December 31, 1994.
The Fund has
committed proceeds to pay initial and additional installments of capital
contributions to 14 Operating Partnerships in the amount of
$13,872,730.
                                     90

During the quarter ended September 30, 1997, none of Series 21 net offering proceeds had been used to pay capital contributions. Series 21 net offering proceeds in the amount of $929,965 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series
21 has invested in as of September 30, 1997.

Series 22
---------
The Fund commenced offering BACs in Series 22 on October 10, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,738,624.

During the quarter ended September 30, 1997, $806,892 of Series 22 net offering proceeds had been used to pay capital contributions. Series 22 net offering proceeds in the amount of $690,168 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series
22 has invested in as of September 30, 1997.

Series 23
---------
The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on September 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278.

During the quarter ended September 30, 1997 $493,664 of Series 23 net offering proceeds had been used to pay capital contributions. Series 23 net offering proceeds in the amount of $1,711,342 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series
23 has invested in as of September 30, 1997.

Series 24
---------
The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,939,004.

During the quarter ended September 30, 1997, none of Series 24 net
offering proceeds had been used to pay initial and additional capital
contributions.  Series 24 net offering proceeds in the amount of
$402,880
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 24 has invested in as September 30, 1997.

Series 25
---------
The Fund commenced offering BACs in Series 25 on September 30,
1995.  Offers
and sales of BACs in Series 25 were completed on December 29,
1995.  The Fund
has committed proceeds to pay initial and additional installments of capital
contributions to 22 Operating Partnerships in the amount of
$22,313,040.
                                     91

During the quarter ended September 30, 1997, $305,160 of Series
25 net
offering proceeds had been used to pay initial and additional capital
contributions.  Series 25 net offering proceeds in the amount of
$2,677,870
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 25 has invested in as of September 30, 1997.

Series 26
---------
The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 25, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 41 Operating Partnerships in the amount of $25,924,615.

During the quarter ended September 30, 1997, $2,566,748 of Series
26 net
offering proceeds had been used to pay initial and additional capital
contributions.  Series 26 net offering proceeds in the amount of
$9,227,516
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 26 has invested in as of September 30, 1997.

Series 27
---------
The Fund commenced offering BACs in Series 27 on June 24, 1996. Offers and sales of BACs in Series 27 were completed on September 17, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $14,538,235.

During the quarter ended September 30, 1997, $1,383,320 of Series
27 net
offering proceeds had been used to pay initial and additional capital
contributions.  Series 27 net offering proceeds in the amount of
$3,864,892
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 27 has invested in as of September 30, 1997.

Series 28
---------
The Fund commenced offering BACs in Series 28 on September
30,1996.  Offers
and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 19 Operating Partnership in the amount of $7,617,716.

During the quarter ended September 30, 1997, $3,057,728 of Series
28 net
offering proceeds had been used to pay initial and additional capital
contributions.  Series 28 net offering proceeds in the amount of
$2,926,509
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 28 has invested in as of September 30, 1997.

Series 29
---------
The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,959,236.



                               92


During the quarter ended September 30, 1997, $3,439,073 of Series
29 net
offering proceeds had been used to pay initial and additional capital
contributions.  Series 29 net offering proceeds in the amount of
$8,304,886
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 29 has invested in as of September 30, 1997.

Series 30
---------
The Fund commenced offering BACs in Series 30 on June 23, 1997.
Offers
and sales of BACs in Series 29 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 6 Operating Partnerships in the amount of $3,188,531.

During the quarter ended September 30, 1997, $560,515 of Series
30 net
offering proceeds had been used to pay initial and additional capital
contributions.  Series 30 net offering proceeds in the amount of
$2,628,016
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 30 has invested in as of September 30, 1997.

Series 31
---------
The Fund commenced offering BACs in Series 31 on September 11,
1997 and was continuing to offer BACS in Series 31 as of September 30, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 3 Operating Partnerships in the amount of $2,958,490.

During the quarter ended September 30, 1997, $465,229 of Series
30 net
offering proceeds had been used to pay initial and additional capital
contributions.  Series 30 net offering proceeds in the amount of
$1,482,246
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 30 has invested in as of September 30, 1997.

Results of Operations
---------------------
As of September 30, 1997 and 1996 the Fund held limited partnership interests in 225 and 147 Operating Partnerships, respectively. In each instance the
Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment
Complex which initially complied with the Minimum Set-Aside Test
(i.e.,
occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the
Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Fund's results of operations for future periods will vary significantly from those for the period ended September 30, 1997 as Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, and Series 30 continue to use the funds raised to invest in partnership interests of additional Operating Partnerships and the Fund continues to offer BACs in Series 31.



                              93

The Fund incurred a fund management fee to Boston Capital Asset
Management
Limited Partnership (formerly Boston Capital Communications
Limited
Partnership) in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred for the quarter ended
September 30, 1997 for Series 20, Series 21, Series 22, Series
23, Series 24,
Series 25, Series 26, Series 27, Series 28 and Series 29 were $42,884, $55,835, $63,936, $38,663, $52,330, $67,326, $78,475,
$21,190, $23,666 and $49,706, respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal
Housing Tax Credits for allocation to its partners and BAC holders.

Series 20
---------
As of September 30, 1997 and 1996 the average Qualified Occupancy for the series was 100% and 99.8%, respectively. The series had a total of 24 properties at September 30, 1997, all of which were at 100% qualified occupancy.

For the six months being reported Series 20 reflects a net loss from
Operating Partnerships of $1,175,345. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$335,775. This is an interim period estimate; it is not indicative of the final year end results.

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

Series 21
---------
As of September 30, 1997 and 1996 the average Qualified Occupancy for the series was 90.9% and 91.5%, respectively. The series had a total of 14 properties at September 30, 1997. Out of the total 7 were at 100% qualified occupancy and 2 were in active lease-up.

For the six months being reported Series 21 reflects a net loss from
Operating Partnerships of $879,928.  When adjusted for
depreciation which is
a non-cash item, the Operating Partnerships reflect a net loss of
$155,077.
This is an interim period estimate; it is not indicative of the final year end
results.
                                     94

Series 22
---------
As of September 30, 1997 and 1996 the average Qualified Occupancy for the series was 98.7% and 96.6% respectively. The series had a total of 29 properties at September 30, 1997. Out of the total 26 were at 100% qualified occupancy and 2 were in active lease-up. The series also had 1 property that was under-construction at September 30, 1997.

For the six months being reported Series 22 reflects a net loss from
Operating Partnerships of $646,135. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$257,090. This is an interim period estimate; it is not indicative of the final year end results.

Series 23
---------
As of September 30, 1997 and 1996 the average Qualified Occupancy for the series was 99.6% and 97.0%, respectively. The series had a total of 22 properties at September 30, 1997. Out of the total 21 were at 100% qualified occupancy and 1 was in active lease-up.

For the six months being reported Series 23 reflects a net loss from
Operating Partnerships of $832,842. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a positive operations of
$229,763. This is an interim period estimate; it is not indicative of the final year end results.

Series 24
---------
As of September 30, 1997 and 1996 the average Qualified Occupancy for the series was 98.8% and 91.9%, respectively. The series had a total of 24 properties at September 30, 1997. Out of the total 20 were at 100% qualified occupancy and 2 were in active lease-up. The series also had 1 property that was under construction at September 30, 1997.

For the six months being reported Series 24 reflects a net loss from
Operating Partnerships of $424,743. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $138,477. This is an interim period estimate; it is not indicative of the final year end results.

Series 25
---------
As of September 30, 1997 and 1996 the average Qualified Occupancy for the series was 90.2% and 77.9%, respectively. The series had a total of 22 properties at September 30, 1997. Out of the total 13 were at 100% Qualified Occupancy and 7 were in active lease-up. The series also had 1 property which was under construction and 1 property with multiple buildings some of which were under construction and some of which were in lease-up at September 30, 1997.

For the six months being reported Series 25 reflects a net loss from
Operating Partnerships of $247,767. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $384,346. This is an interim period estimate; it is not indicative of the final year end results.


                                    95

Series 26
---------
As of September 30, 1997 and 1996 the average Qualified Occupancy for the series was 99.4% and 83.7%, respectively. The series had a total of 41 properties at September 30, 1997. Out of the total 26 were at 100% qualified occupancy and 6 were in active lease-up. The series also had 6 properties which were under construction and 3 properties with multiple buildings some of which were under construction and some of which were in lease-up at September 30, 1997.

For the six months being reported Series 26 reflects positive operations from Operating Partnerships of $59,447. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$553,847. This is an interim period estimate; it is not indicative of the final year end results.

Series 27
---------
As of September 30, 1997 the average Qualified Occupancy for the series was 72.1%. The series had a total of 10 properties at September 30, 1997. Out of the total 3 were at 100% qualified occupancy and 2 were in active lease-up. The series also had 4 properties which were under construction and 1 property with multiple buildings, some of which were under construction and some of which were in lease-up at September 30, 1997. Since all of the properties in
Series 27 were under construction as of September 30, 1996, there is no comparative information to report.


For the six months being reported Series 27 reflects positive operations from Operating Partnerships of $249,047. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $498,364. This is an interim period estimate; it is not indicative of the final year end results.

Series 28
---------
As of September 30, 1997 the average Qualified Occupancy for the series was 100%. The series had a total of 19 properties at September 30, 1997. Out of the total 10 were at 100% qualified occupancy and 1 was under construction at September 30, 1997. Since all of the properties in Series 28 were acquired after September 30, 1996, there is no comparative information to report.

For the six months being reported Series 28 reflects a net loss from
Operating Partnerships of $240,105. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss of $189,304.
This is an interim period estimate; it is not indicative of the final year end results.

                                 96
Series 29
---------
As of September 30, 1997 the average qualified occupancy for the Series was 53.0%. The series had a total of 11 properties at September 30, 1997. Out of the total 1 was at 100% qualified occupancy and 1 was in active lease-up.
The series also had 8 properties which were under construction and 1 property with multiple buildings, some of which were under construction and some of which were in lease-up at September 30, 1997. Since all of the properties in Series 29 were acquired after September 30, 1996, there is no comparative information to report.

Series 30
---------
Series 30 had a total of 6 properties at September 30, 1997, all of which were under construction. Since all of the properties in Series 30 were acquired after September 30, 1996, there is no comparative information to report.

Series 31
---------
Series 31 had a total of 3 properties at September 30, 1997 all, of which were under construction. Since all of the properties in Series 31 were acquired after September 30, 1996, there is no comparative information to report.

                    PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None

Item 2.     Changes in Securities

            None

Item 3.     Defaults upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            None

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

            None

            (b)   Reports on Form 8-K

                  a) Agreement of Limited Partnership of Maple
                     Limited Partnership (incorporated by
reference
                     from Registrants current report on form 8-k as filed with the Securities and Exchange
                     Commission on July 16, 1997.)

                  b) Agreement of Limited Partnership of Byam
                     Limited Partnership (incorporated by
reference
                     from Registrants current report on form 8-k as filed with the Securities and Exchange
                     Commission on July 22, 1997.)

                  c) Agreement of Limited Partnership of Harbor
                     Limited Partnership (incorporated by
reference
                     from registrants current report on form 8-k as filed with the Securities and Exchange
                     Commission on July 22, 1997.)

                  d) Agreement of Limited Partnership of Bradley
                     Phase II Limited Partnership (incorporated by
                     Reference from registrants current report on form
                     8-K as filed with the Securities and
Exchange
                     Commission on July 22, 1997.)

                  e) Agreement of Limited Partnership of Butler
Street/
                     Hanover Towers Limited Partnership
(incorporated by
                     reference from registrants current report on form 8-k
                     as filed with the Securities and Exchange
Commission
                     on July 22, 1997.)

                  f) Agreement of Limited Partnership of Bradley
Phase I
                     Limited Partnership (incorporated by
reference from
                     registrants current report on form 8-k as filed with
                     the Securities and Exchange Commission on July 22,
                     1997.)

                  g) Agreement of Limited Partnership of 1374
Boston Road
                     Limited Partnership (incorporated by
reference from
                     registrants current report on form 8-k as filed with
                     the Securities and Exchange Commission on August 5,
                     1997.)

                  h) Agreement of Limited Partnership of
Centenary Housing
                     Limited Partnership (incorporated by
reference from
                     registrants current report on form 8-k as filed with
                     the Securities and Exchange Commission on August 5,
                     1997.)

                  i) Agreement of Limited Partnership of Lake
Apartments II
                     Limited Partnership (incorporated by
reference from
                     registrants current report on form 8-k as filed with
                     the Securities and Exchange Commission on August 5,
                     1997.)

                  j) Agreement of Limited Partnership of AHAB
Project
                     One, LP (incorporated by reference from
registrants
                     current report on form 8-k as filed with the Securities
                     and Exchange Commission on August 8, 1997.)

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

                             BOSTON CAPITAL TAX CREDIT
                             FUND IV L.P.



                             By:  Boston Capital Associates IV
L.P.




                             By:  C&M Associates d/b/a
                                  Boston Capital Associates



Date:   November 17, 1997         By:  /s/ John P. Manning
                                       -------------------
                                       John P. Manning,
                                       Partner & Principal
Financial
                                       Officer