Form 10-Q
period 1997-12-31
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 1998-02-20
CIK 913778

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  December 31, 1997
                                     ------------------
                                             or

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



                        QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED December 31, 1997
              -----------------------------------------------


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

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................



















               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS




                                             December 31,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $243,863,108
$164,581,635


OTHER ASSETS
   Cash and cash equivalents                 10,097,179
14,801,634
   Investments                               66,357,863
46,568,694
   Notes receivable                          14,388,034
12,972,311
   Deferred acquisition costs                 6,640,383
6,888,731
   Prepaid expenses                                   -
6,458
   Organization costs, net of
     accumulated amortization (Note B)          515,596
534,968
   Other assets                              24,547,616
12,846,156
                                            -----------
-----------

                                           $366,409,779
$259,200,587
                                            ===========
===========

LIABILITIES

   Accounts payable & accrued
     expenses (Note C)                     $  2,466,951         $
6,683
   Syndication costs payable                          -
280,815
   Accounts payable affiliates                2,915,872
1,536,042
   Capital contributions payable (Note D)    63,086,757
34,744,876
                                            -----------
-----------

                                             68,469,580
36,568,416
                                            -----------
-----------









               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS




                                            December 31,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
                                            ------------
------------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest,
      $10 stated value per BAC; 40,000,000
      authorized BACs; 37,884,302 issued and
      outstanding as of December 31, 1997    298,144,725
222,767,338
   General Partner                              (261,269)
(191,910)
   Unrealized gain (loss) on securities
    available for sale, net                       56,743
56,743
                                             -----------
-----------

                                             297,940,199
222,632,171
                                             -----------
-----------

                                            $366,409,779
$259,200,587
                                             ===========
===========




















       The accompanying notes are an integral part of these
statements.
                                     2

                    Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     SERIES 20

---------------------------

                                             December 31,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $24,055,963
$25,829,683

OTHER ASSETS
   Cash and cash equivalents                   434,664
429,105
   Investments                                 280,619
778,954
   Notes receivable                                  -
874,787
   Deferred acquisition costs                   98,235
98,235
   Prepaid expenses                                  -
4,410
   Organization costs, net of
     accumulated amortization (Note B)          39,713
57,176
   Other assets                                299,163
255,951
                                            ----------
----------

                                           $25,208,357
$28,328,301
                                            ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $         -      $
-
   Syndication costs payable                         -
-
   Accounts payable affiliates                 857,882
573,651
   Capital contributions payable (Note D)      582,584
1,942,326
                                            ----------
----------

                                             1,440,466
2,515,977
                                            ----------
----------











               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                       Series 20

-----------------------------

                                             December 31,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
                                             -----------
---------

Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 40,000,000
      authorized BACs; 3,866,700 issued and
      outstanding as of December 31, 1997   23,860,037
25,884,026
   General Partner                             (92,894)
(72,450)
   Unrealized gain (loss) on securities
    for sale, net                                  748
748
                                            ----------
----------

                                            23,767,891
25,812,324
                                            ----------
----------

                                           $25,208,357
$28,328,301
                                            ==========
==========


















         The accompanying notes are an integral part of these
statements.
                                     4

                     Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                    SERIES 21

----------------------------

                                            December 31,
March 31,
                                               1997
1997
                                            (Unaudited)
(Audited)
                                            -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $10,267,708
$11,515,577

OTHER ASSETS
   Cash and cash equivalents                   642,058
494,112
   Investments                                 532,218
701,042
   Notes receivable                            641,542
641,542
   Deferred acquisition costs                   53,731
53,731
   Prepaid expenses                                  -
-
   Organization costs, net of
     accumulated amortization (Note B)          17,262
31,480
   Other assets                                246,583
245,722
                                            ----------
----------

                                           $12,401,102
$13,683,206
                                            ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $         -      $
-
   Syndication costs payable                         -
-
   Accounts payable affiliates                 541,370
371,990
   Capital contributions payable (Note D)      929,965
967,561
                                            ----------
----------

                                             1,471,335
1,339,551
                                            ----------
----------












               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                          Series
21

----------------------------

                                                December 31,
March 31,
                                                   1997
1997
                                                (Unaudited)
(Audited)
                                                -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 40,000,000
      authorized BACs; 1,892,700 issued and
      outstanding as of December 31, 1997      10,981,687
12,381,436
   General Partner                                (52,662)
(38,523)
   Unrealized gain (loss) on securities
    for sale, net                                     742
742
                                               ----------
----------

                                               10,929,767
12,343,655
                                               ----------
----------

                                              $12,401,102
$13,683,206
                                               ==========
==========



















         The accompanying notes are an integral part of these
statements.
                                     6

                     Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     SERIES 22

---------------------------

                                             December 31,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $17,026,214
$17,576,959

OTHER ASSETS
   Cash and cash equivalents                   361,314
648,647
   Investments                                 316,021
621,520
   Notes receivable                          1,796,240
2,209,273
   Deferred acquisition costs                  138,222
166,684
   Prepaid expenses                                  -
-
   Organization costs, net of
     accumulated amortization (Note B)          25,367
34,770
   Other assets                                168,917
518,706
                                            ----------
----------

                                           $19,832,295
$21,776,559
                                            ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $         -      $
-
   Syndication costs payable                         -
-
   Accounts payable affiliates                 479,162
289,397
   Capital contributions payable (Note D)    2,192,425
3,158,246
                                            ----------
----------

                                             2,671,587
3,447,643
                                            ----------
-----------











               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series
22

----------------------------

                                               December 31,
March 31,
                                                   1997
1997
                                                (Unaudited)
(Audited)
                                               ------------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 40,000,000
      authorized BACs; 2,564,400 issued and
      outstanding as of December 31, 1997      17,207,424
18,363,950
   General Partner                                (47,481)
(35,799)
   Unrealized gain (loss) on securities
    for sale, net                                     765
765
                                               ----------
----------

                                               17,160,708
18,328,916
                                               ----------
----------

                                              $19,832,295
$21,776,559
                                               ==========
==========



















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

                              BALANCE SHEETS

                                                     SERIES 23

--------------------------

                                            September 30,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $23,762,123
$25,009,648

OTHER ASSETS
   Cash and cash equivalents                   433,970
1,578,798
   Investments                                 967,491
1,100,369
   Notes receivable                          2,186,398
2,186,398
   Deferred acquisition costs                  168,254
243,247
   Prepaid expenses                                  -
2,048
   Organization costs, net of
     accumulated amortization (Note B)          33,274
43,078
   Other assets                                782,014
359,706
                                            ----------
----------

                                           $28,333,524
$30,523,292
                                            ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $         -      $
-
   Syndication costs payable                         -
-
   Accounts payable affiliates                 239,954
60,215
   Capital contributions payable (Note D)    3,598,834
4,529,018
                                            ----------
----------

                                             3,838,788
4,589,233
                                            ----------
----------











               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series
23

---------------------------

                                                December 31,
March 31,
                                                   1997
1997
                                                (Unaudited)
(Audited)
                                                -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 40,000,000
      authorized BACs; 3,336,727 issued and
      outstanding as of December 31, 1997       24,533,070
25,958,000
   General Partner                                 (39,914)
(25,521)
   Unrealized gain (loss) on securities
    for sale, net                                    1,580
1,580
                                                ----------
----------

                                                24,494,736
25,934,059
                                                ----------
----------

                                               $28,333,524
$30,523,292
                                                ==========
==========



















        The accompanying notes are an integral part of these
statements.
                                     10

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      SERIES 24

--------------------------

                                             December 31,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $16,184,618
$15,915,977

OTHER ASSETS
   Cash and cash equivalents                   364,888
644,685
   Investments                                     517
303,949
   Notes receivable                            756,782
1,654,702
   Deferred acquisition costs                  276,283
313,911
   Prepaid expenses                                  -
-
   Organization costs, net of
     accumulated amortization (Note B)          35,695
45,429
   Other assets                              1,326,950
1,438,557
                                            ----------
----------

                                           $18,945,733
$20,317,210
                                            ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $         -      $
-
   Syndication costs payable                         -
-
   Accounts payable affiliates                 240,704
79,964
   Capital contributions payable (Note D)    2,050,311
2,779,449
                                            ----------
----------

                                             2,291,015
2,859,413
                                            ----------
----------











               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series
24

----------------------------

                                               December 31,
March 31,
                                                   1997
1997
                                                (Unaudited)
(Audited)
                                                -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 40,000,000
      authorized BACs; 2,169,878 issued and
      outstanding as of December 31, 1997       16,672,957
17,468,005
   General Partner                                 (18,756)
(10,725)
   Unrealized gain (loss) on securities
    for sale, net                                      517
517
                                                ----------
----------

                                                16,654,718
17,457,797
                                                ----------
----------

                                               $18,945,733
$20,317,210
                                                ==========
==========



















         The accompanying notes are an integral part of these
statements.
                                     12

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      SERIES 25

--------------------------

                                             December 31,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $23,853,686
$24,266,974

OTHER ASSETS
   Cash and cash equivalents                   408,646
956,365
   Investments                               1,268,066
3,065,387
   Notes receivable                            414,777
405,700
   Deferred acquisition costs                  279,309
113,810
   Prepaid expenses                                  -
-
   Organization costs, net of
     accumulated amortization (Note B)          31,464
39,330
   Other assets                              1,908,050
2,638,118
                                            ----------
----------

                                           $28,163,998
$31,485,684
                                            ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $         -      $
983
   Syndication costs payable                         -
-
   Accounts payable affiliates                       -
16,554
   Capital contributions payable (Note D)    3,742,346
6,437,839
                                            ----------
----------

                                             3,742,346
6,455,376
                                            ----------
----------











               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                          Series
25

---------------------------

                                                 December 31,
March 31,
                                                    1997
1997
                                                 (Unaudited)
(Audited)
                                                 -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 40,000,000
      authorized BACs; 3,026,109 issued and
      outstanding as of December 31, 1997       24,429,363
25,031,932
   General Partner                                 (13,289)
(7,202)
   Unrealized gain (loss) on securities
    for sale, net                                    5,578
5,578
                                                ----------
----------

                                                24,421,652
25,030,308
                                                ----------
----------

                                               $28,163,998
$31,485,684
                                                ==========
==========



















         The accompanying notes are an integral part of these
statements.
                                     14

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     SERIES 26

--------------------------

                                             December 31,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $29,061,986
$21,613,713

OTHER ASSETS
   Cash and cash equivalents                  1,237,931
1,239,330
   Investments                                6,309,251
12,173,007
   Notes receivable                           1,021,837
1,070,887
   Deferred acquisition costs                   787,685
1,471,671
   Prepaid expenses                                   -
-
   Organization costs, net of
     accumulated amortization (Note B)           66,258
80,457
   Other assets                               3,345,619
3,275,364
                                             ----------
----------

                                            $41,830,567
$40,924,429
                                             ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $         -      $
-
   Syndication costs payable                          -
-
   Accounts payable affiliates                        -
9,630
   Capital contributions payable (Note D)     8,115,340
7,104,113
                                             ----------
----------

                                              8,115,340
7,113,743
                                             ----------
----------











               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series
26

---------------------------

                                                December 31,
March 31,
                                                   1997
1997
                                                (Unaudited)
(Audited)
                                                -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 40,000,000
      authorized BACs; 3,995,900 issued and
      outstanding as of December 31, 1997      33,699,159
33,793,663
   General Partner                                 (3,327)
(2,372)
   Unrealized gain (loss) on securities
    for sale, net                                  19,395
19,395
                                               ----------
----------

                                               33,715,227
33,810,686
                                               ----------
----------

                                              $41,830,567
$40,924,429
                                               ==========
==========



















         The accompanying notes are an integral part of these
statements.
                                     16

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     SERIES 27

--------------------------

                                            December 31,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $18,737,325
$13,365,524

OTHER ASSETS
   Cash and cash equivalents                  1,098,642
2,180,687
   Investments                                2,229,530
6,919,629
   Notes receivable                             653,377
565,365
   Deferred acquisition costs                   470,156
929,985
   Prepaid expenses                                   -
-
   Organization costs, net of
     accumulated amortization (Note B)           58,209
69,850
   Other assets                                 437,410
341,850
                                             ----------
----------

                                            $23,684,649
$24,372,890
                                             ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $         -      $
-
   Syndication costs payable                          -
-
   Accounts payable affiliates                   42,380
-
   Capital contributions payable (Note D)     2,662,827
3,470,122
                                             ----------
----------

                                              2,705,207
3,470,122
                                             ----------
----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series
27

---------------------------

                                                December 31,
March 31,
                                                   1997
1997
                                                (Unaudited)
(Audited)
                                                -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 40,000,000
      authorized BACs; 2,460,700 issued and
      outstanding as of December 31, 1997      20,979,370
20,895,461
   General Partner                                    522
(243)
   Unrealized gain (loss) on securities
    for sale, net                                   7,550
7,550
                                               ----------
----------

                                               20,987,442
20,902,768
                                               ----------
----------

                                              $23,692,649
$24,372,890
                                               ==========
==========


















     The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     SERIES 28

--------------------------

                                             December 31,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $20,627,688      $
3,387,008

OTHER ASSETS
   Cash and cash equivalents                    801,395
4,589,026
   Investments                               17,505,966
20,904,837
   Notes receivable                           1,079,817
3,363,657
   Deferred acquisition costs                 1,384,018
3,239,183
   Prepaid expenses                                   -
-
   Organization costs, net of
     accumulated amortization (Note B)           81,303
96,548
   Other assets                                 272,117
266,712
                                             ----------
----------

                                            $41,752,304
$35,846,971
                                             ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $         -      $
5,700
   Syndication costs payable                          -
-
   Accounts payable affiliates                        -
2,100
   Capital contributions payable (Note D)     7,017,602
1,338,985
                                             ----------
----------

                                              7,017,602
1,346,785
                                             ----------
----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series
28

---------------------------

                                               December 31,
March 31,
                                                   1997
1997
                                                (Unaudited)
(Audited)
                                                -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 40,000,000
      authorized BACs; 4,000,738 issued and
      outstanding as of December 31, 1997      34,711,571
34,479,402
   General Partner                                  3,263
916
   Unrealized gain (loss) on securities
    for sale, net                                  19,868
19,868
                                               ----------
----------

                                               34,734,702
34,500,186
                                               ----------
----------

                                              $41,752,304
$35,846,971
                                               ==========
==========






















     The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      Series 29
                                             ----------------
----------

                                            December 31,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
                                             -----------
----------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $19,647,211      $
6,100,572

OTHER ASSETS
   Cash and cash equivalents                  1,682,508
2,040,879
   Investments                               15,592,053
-
   Notes receivable                           1,827,399
-
   Deferred acquisition costs                 1,459,095
258,274
   Prepaid expenses                                   -
-
   Organization costs, net of
     accumulated amortization (Note B)           43,466
36,850
   Other assets                                 711,338
3,505,470
                                             ----------
----------

                                            $40,963,070
$11,942,045
                                             ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $         -      $
-
   Syndication costs payable                          -
280,815
   Accounts payable affiliates                        -
132,541
   Capital contributions payable (Note D)     6,465,057
3,017,217
                                             ----------
----------

                                              6,465,057
3,430,573
                                             ----------
----------











                                     21
                Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series
29

---------------------------

                                               December 31,
March 31,
                                                   1997
1997
                                                (Unaudited)
(Audited)
                                                -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 40,000,000
      authorized BACs; 3,991,800 issued and
      outstanding as of December 31, 1997      34,495,577
8,511,463
   General Partner                                  2,436
9
   Unrealized gain (loss) on securities
    for sale, net                                       -
-
                                               ----------
----------

                                               34,498,013
8,511,472
                                               ----------
----------

                                              $40,963,070
$11,942,045
                                               ==========
==========



















         The accompanying notes are an integral part of these
statements.
                                     22








                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                             Series 30*
Series 31*
                                            ------------     --
----------

                                            December 31,
December 31,
                                                1997
1997
                                             (Unaudited)
(Unaudited)
                                             -----------     ---
--------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $ 7,780,822
$32,857,764

OTHER ASSETS
   Cash and cash equivalents                 16,471,521
861,038
   Investments                                  158,214
6,496,521
   Notes receivable                                   -
4,009,865
   Deferred acquisition costs                 1,525,395
-
   Prepaid expenses                                   -
-
   Organization costs, net of
     accumulated amortization (Note B)           40,822
42,763
   Other assets                               2,572,411
12,477,044
                                             ----------
----------

                                            $28,549,185
$56,744,995
                                             ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $       747      $
2,466,204
   Syndication costs payable                          -
-
   Accounts payable affiliates                        -
514,420
   Capital contributions payable (Note D)     5,619,715
20,109,751
                                             ----------
----------

                                              5,620,462
23,090,375
                                             ----------
----------











                                     23
                Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                Series 30*
Series 31*
                                                -----------
-----------

                                               December 31,
December 31,
                                                   1997
1997
                                                (Unaudited)
(Unaudited)
                                                -----------     -
----------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 40,000,000
      authorized BACs; 2,649,075 and 3,889,475,
      respectively, issued and
      outstanding as of December 31, 1997      22,927,270
33,655,240
   General Partner                                  1,453
(620)
   Unrealized gain (loss) on securities
    for sale, net                                       -
-
                                               ----------
----------

                                               22,928,723
33,654,620
                                               ----------
----------

                                              $28,549,185
$56,744,995
                                               ==========
==========















*Series 30 and Series 31 did not commence operations until after March 31, 1997, therefore they do not have comparative information to report.



         The accompanying notes are an integral part of these
statements.
                                     24








                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF OPERATIONS

                     Three Months Ended December 31,
                              (Unaudited)



                                             1997         1996
                                             ----         ----

Income
  Interest income                       $   810,933   $   138,362
                                         ----------    ----------

                                            810,933       138,362
                                         ----------    ----------

Share of income (loss) from
  Operating Partnerships                 (2,220,876)
(63,654)
                                         ----------    ----------

Expenses
  Professional fees                          96,230         8,390
  Fund management fee (Note C)              644,995        58,472
  Amortization                               41,089         2,622
  General and administrative expenses       444,389        41,448
                                         ----------    ----------

                                          1,226,703       110,932
                                         ----------    ----------


  NET INCOME (LOSS)                     $(2,636,646)  $
(36,224)
                                         ==========    ==========

Net income (loss) allocated to
  limited partners                      $(2,610,279)  $
(35,862)
                                         ==========    ==========

Net income (loss) allocated to
  general partner                       $   (26,367)  $
(362)
                                         ==========    ==========

Net income (loss) per BAC               $      (.93)  $
(.53)
                                         ==========    ==========



       The accompanying notes are an integral part of these
statements.
                                     25

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                            (Unaudited)

                                                      SERIES 20

-----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                              $   5,574     $
4,585
                                                --------
--------

                                                   5,574
4,585
                                                --------
--------

Share of income (loss) from Operating
  Partnerships                                  (639,363)
(350,306)
                                                --------
--------

Expenses
  Professional fees                                1,446
3,383
  Fund management fee (Note C)                    76,839
73,383
  Amortization                                     5,821
5,821
  General and administrative expense              14,331
13,927
                                                --------
--------

                                                  98,437
96,514
                                                --------
--------


  NET INCOME (LOSS)                            $(732,226)
$(442,235)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(724,904)
$(437,813)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (7,322)    $
(4,422)
                                                ========
========

Net income (loss) per BAC                      $    (.18)    $
(.11)
                                                ========
========





        The accompanying notes are an integral part of these
statements.
                                     26

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                            (Unaudited)

                                                      SERIES 21

-----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                              $   8,835     $
14,498
                                                --------
--------

                                                   8,835
14,498
                                                --------
--------

Share of income (loss) from Operating
  Partnerships                                  (345,751)
(291,795)
                                                --------
--------

Expenses
  Professional fees                                1,182
5,814
  Fund management fee (Note C)                    55,460
56,460
  Amortization                                     4,739
4,739
  General and administrative expense              10,841
9,114
                                                --------
--------

                                                  72,222
76,127
                                                --------
--------


  NET INCOME (LOSS)                            $(409,138)
$(353,424)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(405,047)
$(349,890)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (4,091)    $
(3,534)
                                                ========
========

Net income (loss) per BAC                      $    (.21)    $
(.18)
                                                ========
========





        The accompanying notes are an integral part of these
statements.
                                     27

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                            (Unaudited)

                                                      SERIES 22

-----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                              $   5,135     $
15,519
                                                --------      -
-------

                                                   5,135
15,519
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (293,560)
(243,351)
                                                --------      -
-------

Expenses
  Professional fees                                1,462
1,323
  Fund management fee (Note C)                    60,911
55,833
  Amortization                                     3,135
1,146
  General and administrative expense              12,068
15,330
                                                --------      -
-------

                                                  77,576
73,632
                                                --------      -
-------


  NET INCOME (LOSS)                            $(366,001)
$(301,464)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(362,341)
$(298,449)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (3,660)    $
(3,015)
                                                ========
========

Net income (loss) per BAC                      $    (.14)    $
(.12)
                                                ========
========





        The accompanying notes are an integral part of these
statements.
                                     28

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Three Months Ended December 31,
                            (Unaudited)

                                                      SERIES 23

-----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                              $  11,836     $
23,043
                                                --------      -
-------

                                                  11,836
23,043
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (423,376)
(249,964)
                                                --------      -
-------

Expenses
  Professional fees                                2,060
611
  Fund management fee (Note C)                    58,349
57,250
  Amortization                                     3,268
3,268
  General and administrative expense              17,429
14,798
                                                --------      -
-------

                                                  81,106
75,927
                                                --------      -
-------


  NET INCOME (LOSS)                            $(492,646)
$(302,848)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(487,720)
$(299,820)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (4,926)    $
(3,028)
                                                ========
========

Net income (loss) per BAC                      $    (.15)    $
(.09)
                                                ========
========





        The accompanying notes are an integral part of these
statements.
                                     29

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                            (Unaudited)

                                                      SERIES 24

-----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                              $   2,539     $
65,850
                                                --------      -
-------

                                                   2,539
65,850
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (180,749)
(82,278)
                                                --------      -
-------

Expenses
  Professional fees                                3,043
2,411
  Fund management fee (Note C)                    53,580
56,304
  Amortization                                     3,245
3,245
  General and administrative expense               9,081
15,647
                                                --------      -
-------

                                                  68,949
77,607
                                                --------      -
-------


  NET INCOME (LOSS)                            $(247,159)    $
(94,035)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(244,687)    $
(93,095)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (2,472)    $
(940)
                                                ========
========

Net income (loss) per BAC                      $    (.11)    $
(.04)
                                                ========
========




        The accompanying notes are an integral part of these
statements.
                                     30


              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                            (Unaudited)

                                                      SERIES 25

-----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                              $  18,579     $
138,362
                                                --------      -
-------

                                                  18,579
138,362
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (162,531)
(63,654)
                                                --------      -
-------

Expenses
  Professional fees                                2,862
8,390
  Fund management fee (Note C)                    68,319
58,472
  Amortization                                     2,622
2,622
  General and administrative expense              22,072
41,448
                                                --------      -
-------

                                                  95,875
110,932
                                                --------      -
-------


  NET INCOME (LOSS)                            $(239,827)    $
(36,224)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(237,429)    $
(35,862)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (2,398)    $
(362)
                                                ========
========

Net income (loss) per BAC                      $    (.08)    $
(.01)
                                                ========
========




        The accompanying notes are an integral part of these
statements.
                                     31


              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                            (Unaudited)

                                                      SERIES 26

-----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                              $  88,256     $
329,629
                                                --------      -
-------

                                                  88,256
329,629
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                   (55,508)
(42,110)
                                                --------      -
-------

Expenses
  Professional fees                               19,865
21,509
  Fund management fee (Note C)                    95,899
55,350
  Amortization                                     4,733
4,733
  General and administrative expense              55,956
109,890
                                                --------      -
-------

                                                 176,453
191,482
                                                --------      -
-------


  NET INCOME (LOSS)                            $(143,705)    $
96,037
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(142,267)    $
95,077
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (1,438)    $
960
                                                ========
========

Net income (loss) per BAC                      $    (.02)    $
 .02
                                                ========
========




        The accompanying notes are an integral part of these
statements.
                                     32








                 Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                            (Unaudited)

                                                      SERIES 27

-----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                              $  33,370     $
137,836
                                                --------      -
-------

                                                  33,370
137,836
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (126,019)
-
                                                --------      -
-------

Expenses
  Professional fees                                1,910
10,954
  Fund management fee (Note C)                    21,190
59,255
  Amortization                                     3,881
3,381
  General and administrative expense              37,396
73,790
                                                --------      -
-------

                                                  64,377
147,380
                                                --------      -
-------


  NET INCOME (LOSS)                            $(157,026)    $
(9,544)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(155,456)    $
(9,449)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (1,570)    $
(95)
                                                ========
========

Net income (loss) per BAC                      $    (.06)    $
-
                                                ========
========






        The accompanying notes are an integral part of these statements.


                                     33









                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Three Months Ended December 31,
                            (Unaudited)

                                                Series 28
                                        ---------------
-----------
                                           1997           1996
                                           ----           ----
Income
  Interest income                      $ 228,944      $  18,863
                                        --------       --------

                                         228,944         18,863
                                        --------       --------

Share of income (loss) from
  Operating Partnerships                  20,960              -
                                        --------       --------

Expenses
  Professional fees                       20,529            220
  Fund management fee (Note C)            66,478              -
  Amortization                             5,081              -
  General and administrative expense     104,770         31,944
                                        --------       --------
                                         196,858         32,164
                                        --------       --------

  NET INCOME (LOSS)                    $  53,046      $ (13,301)
                                        ========       ========

Net income (loss) allocated to
  limited  partners                    $  52,516      $ (13,168)
                                        ========       ========

Net income (loss) allocated to
  general partner                      $     530      $    (133)
                                        ========       ========

Net income (loss) per BAC              $     .01      $       -
                                        ========       ========



        The accompanying notes are an integral part of these
statements.
                                     34








                 Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Three Months Ended December 31,
                            (Unaudited)

                                                       SERIES 29*

-----------
                                                          1997
                                                          ----
Income
  Interest income                                     $ 199,420
                                                       --------

                                                        199,420
                                                       --------

Share of income (loss) from
  Operating Partnerships                                (14,979)
                                                       --------

Expenses
  Professional fees                                      14,106
  Fund management fee (Note C)                           37,884
  Amortization                                            2,415
  General and administrative expense                     67,230
                                                       --------
                                                        121,635
                                                       --------

  NET INCOME (LOSS)                                   $  62,806
                                                       ========

Net income (loss) allocated to
  limited  partners                                   $  62,178
                                                       ========

Net income (loss) allocated to
  general partner                                     $     628
                                                       ========

Net income (loss) per BAC                             $    (.01)
                                                       ========

* Series 29 did not commence operations until after December 31,
1996,     therefore it does not have comparative information to
report.

        The accompanying notes are an integral part of these
statements.
                                     35









                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Three Months Ended December 31,
                            (Unaudited)

                                         SERIES 30*      SERIES
31*
                                        -----------
-----------
                                           1997            1997
                                           ----            ----
Income
  Interest income                      $ 170,915       $  37,530
                                        --------        --------

                                         170,915          37,530
                                        --------        --------

Share of income (loss) from
  Operating Partnerships                       -               -
                                        --------        --------

Expenses
  Professional fees                        8,388          19,377
  Fund management fee (Note C)            18,795          31,291
  Amortization                             2,149               -
  General and administrative expense      57,986          35,229
                                        --------        --------
                                          87,318          85,897
                                        --------        --------

  NET INCOME (LOSS)                    $  83,597       $ (48,367)
                                        ========        ========

Net income (loss) allocated to
  limited  partners                    $  82,761       $ (47,883)
                                        ========        ========

Net income (loss) allocated to
  general partner                      $     836       $    (484)
                                        ========        ========

Net income (loss) per BAC              $     .03       $       -
                                        ========        ========


* Series 30 and 31 did not commence operations until after December 31,
1996, therefore they do not have comparative information to report.

        The accompanying notes are an integral part of these
statements.
                                     36










                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF OPERATIONS

                     Nine Months Ended December 31,
                              (Unaudited)



                                             1997         1996
                                             ----         ----

Income
  Interest income                       $ 2,704,694   $ 1,679,848
                                         ----------    ----------

                                          2,704,694     1,679,848
                                         ----------    ----------

Share of income (loss) from
  Operating Partnerships                 (6,297,014)
(3,999,925)
                                         ----------    ----------

Expenses
  Professional fees                         422,848       254,018
  Fund management fee (Note C)            1,692,231     1,174,196
  Amortization                              116,554        81,337
  General and administrative expenses     1,111,757       777,622
                                         ----------    ----------

                                          3,343,390     2,287,173
                                         ----------    ----------


  NET INCOME (LOSS)                     $(6,935,710)
$(4,607,050)
                                         ==========    ==========

Net income (loss) allocated to
  limited partners                      $(6,866,351)
$(4,560,980)
                                         ==========    ==========

Net income (loss) allocated to
  general partner                       $   (69,359)  $
(46,070)
                                         ==========    ==========

Net income (loss) per BAC               $     (2.54)  $
(1.74)
                                         ==========    ==========



       The accompanying notes are an integral part of these
statements.
                                     37

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                            (Unaudited)

                                                      SERIES 20

-----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                            $    44,148     $
33,738
                                              ----------
--------

                                                  44,148
33,738
                                              ----------
--------

Share of (income) loss from Operating
  Partnerships                                (1,782,106)
(1,114,155)
                                              ----------
--------

Expenses
  Professional fees                               29,642
26,120
  Fund management fee (Note C)                   213,926
252,848
  Amortization                                    17,464
17,464
  General and administrative expense              45,443
32,632
                                              ----------
--------

                                                 306,475
329,064
                                              ----------
--------


  NET INCOME (LOSS)                          $(2,044,433)
$(1,409,481)
                                              ==========
========

Net income (loss) allocated to
  limited  partners                          $(2,023,989)
$(1,395,386)
                                              ==========
========

Net income (loss) allocated to
  general partner                            $   (20,444)  $
(14,095)
                                              ==========
========

Net income (loss) per BAC                    $      (.52)  $
(.36)
                                              ==========
========





        The accompanying notes are an integral part of these
statements.
                                     38

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                            (Unaudited)

                                                      SERIES 21

-----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                            $    34,559   $
51,696
                                              ----------    --
--------

                                                  34,559
51,696
                                              ----------    --
--------

Share of (income) loss from Operating
  Partnerships                                (1,216,880)
(1,283,602)
                                              ----------    --
--------

Expenses
  Professional fees                               20,510
30,779
  Fund management fee (Note C)                   166,167
167,792
  Amortization                                    14,218
14,218
  General and administrative expense              30,672
29,212
                                              ----------    --
--------

                                                 231,567
242,001
                                              ----------    --
--------


  NET INCOME (LOSS)                          $(1,413,888)
$(1,473,907)
                                              ==========
==========

Net income (loss) allocated to
  limited  partners                          $(1,399,749)
$(1,459,168)
                                              ==========
==========

Net income (loss) allocated to
  general partner                            $   (14,139)  $
(14,739)
                                              ==========
==========

Net income (loss) per BAC                    $      (.74)  $
(.77)
                                              ==========
==========





        The accompanying notes are an integral part of these
statements.
                                     39

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                      Nine Months Ended December 31,
                            (Unaudited)

                                                      SERIES 22

-----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                              $  27,529     $
43,269
                                                --------      -
-------

                                                  27,529
43,269
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (933,232)
(551,467)
                                                --------      -
-------

Expenses
  Professional fees                               33,528
24,513
  Fund management fee (Note C)                   183,840
166,181
  Amortization                                     9,404
9,404
  General and administrative expense              35,733
44,691
                                                --------      -
-------

                                                 262,505
244,789
                                                --------      -
-------


  NET INCOME (LOSS)                          $(1,168,208)
$(752,987)
                                                ========
========

Net income (loss) allocated to
  limited  partners                          $(1,156,526)
$(745,457)
                                                ========
========

Net income (loss) allocated to
  general partner                            $   (11,682)    $
(7,530)
                                                ========
========

Net income (loss) per BAC                    $      (.45)    $
(.29)
                                                ========
========





        The accompanying notes are an integral part of these
statements.
                                     40

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Nine Months Ended December 31,
                            (Unaudited)

                                                      SERIES 23

-----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                            $    58,655    $
138,618
                                               ---------      -
-------

                                                  58,655
138,618
                                               ---------      -
-------

Share of income (loss) from Operating
  Partnerships                                (1,247,889)
(646,747)
                                               ---------      -
-------

Expenses
  Professional fees                               34,592
18,489
  Fund management fee (Note C)                   155,675
176,128
  Amortization                                     9,804
9,804
  General and administrative expense              50,018
78,558
                                               ---------      -
-------

                                                 250,089
282,979
                                               ---------      -
-------


  NET INCOME (LOSS)                          $(1,439,323)   $
(791,108)
                                               =========
========

Net income (loss) allocated to
  limited  partners                          $(1,424,930)   $
(783,197)
                                               =========
========

Net income (loss) allocated to
  general partner                            $   (14,393)   $
(7,911)
                                               =========
========

Net income (loss) per BAC                    $      (.43)   $
(.23)
                                               =========
========





        The accompanying notes are an integral part of these
statements.
                                     41

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                            (Unaudited)

                                                      SERIES 24

-----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                              $  12,343     $
179,679
                                                --------      -
-------

                                                  12,343
179,679
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (601,246)
(109,960)
                                                --------      -
-------

Expenses
  Professional fees                               29,096
24,746
  Fund management fee (Note C)                   149,640
133,855
  Amortization                                     9,735
9,735
  General and administrative expense              25,705
65,550
                                                --------      -
-------

                                                 214,176
233,886
                                                --------      -
-------


  NET INCOME (LOSS)                            $(803,079)
$(164,167)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(795,048)
$(162,525)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (8,031)    $
(1,642)
                                                ========
========

Net income (loss) per BAC                      $    (.37)    $
(.07)
                                                ========
========




        The accompanying notes are an integral part of these
statements.
                                     42


              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                            (Unaudited)

                                                      SERIES 25

-----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                              $ 111,971     $
378,354
                                                --------      -
-------

                                                 111,971
378,354
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (407,820)
(27,866)
                                                --------      -
-------

Expenses
  Professional fees                               34,580
34,993
  Fund management fee (Note C)                   200,363
122,728
  Amortization                                     7,866
7,866
  General and administrative expense              69,998
142,308
                                                --------      -
-------

                                                 312,807
307,895
                                                --------      -
-------


  NET INCOME (LOSS)                            $(608,656)    $
42,593
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(602,569)    $
42,167
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (6,087)    $
426
                                                ========
========

Net income (loss) per BAC                      $    (.20)    $
 .01
                                                ========
========




        The accompanying notes are an integral part of these
statements.
                                     43


              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                     Nine Months Ended December 31,
                            (Unaudited)

                                                      SERIES 26

-----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                              $ 404,278     $
697,795
                                                --------      -
-------

                                                 404,278
697,795
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                     3,345
(265,928)
                                                --------      -
-------

Expenses
  Professional fees                               71,576
83,204
  Fund management fee (Note C)                   231,276
95,409
  Amortization                                    14,198
9,465
  General and administrative expense             186,023
278,937
                                                --------      -
-------

                                                 503,073
467,015
                                                --------      -
-------


  NET INCOME (LOSS)                            $ (95,450)    $
(35,148)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $ (94,495)    $
(34,797)
                                                ========
========

Net income (loss) allocated to
  general partner                              $    (955)    $
(351)
                                                ========
========

Net income (loss) per BAC                      $    (.02)    $
(.01)
                                                ========
========







        The accompanying notes are an integral part of these
statements.
                                     44








                 Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                            (Unaudited)

                                                      SERIES 27

-----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                              $ 246,324     $
137,836
                                                --------      -
-------

                                                 246,324
137,836
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                   120,537
-
                                                --------      -
-------

Expenses
  Professional fees                               27,363
10,954
  Fund management fee (Note C)                   148,302
59,255
  Amortization                                    11,642
3,381
  General and administrative expense             103,004
73,790
                                                --------      -
-------

                                                 290,311
147,380
                                                --------      -
-------


  NET INCOME (LOSS)                            $  76,550     $
(9,544)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $  75,785     $
(9,449)
                                                ========
========

Net income (loss) allocated to
  general partner                              $     765     $
(95)
                                                ========
========

Net income (loss) per BAC                      $     .03     $
-
                                                ========
========




        The accompanying notes are an integral part of these
statements.
                                     45









                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                            (Unaudited)

                                                 SERIES 28
                                        ----------------
-----------
                                          1997            1996
                                          ----            ----
Income
  Interest income                      $ 957,102       $  18,863
                                        --------        --------

                                         957,102          18,863
                                        --------        --------

Share of income (loss) from
  Operating Partnerships                (216,744)              -
                                        --------        --------

Expenses
  Professional fees                       77,989             220
  Fund management fee (Note C)           105,366               -
  Amortization                            15,244               -
  General and administrative expense     307,029          31,944
                                        --------        --------
                                         505,628          32,164
                                        --------        --------

  NET INCOME (LOSS)                    $ 234,730       $ (13,301)
                                        ========        ========

Net income (loss) allocated to
  limited  partners                    $ 232,383       $ (13,168)
                                        ========        ========

Net income (loss) allocated to
  general partner                      $   2,347       $    (133)
                                        ========        ========

Net income (loss) per BAC              $     .06       $       -
                                        ========        ========



        The accompanying notes are an integral part of these
statements.
                                     46








             Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                            (Unaudited)

                                                        SERIES 29

-----------
                                                          1997
                                                          ----
Income
  Interest income                                      $ 514,332
                                                        --------

                                                         514,332
                                                        --------

Share of income (loss) from
  Operating Partnerships                                 (14,979)
                                                        --------

Expenses
  Professional fees                                       32,988
  Fund management fee (Note C)                            87,590
  Amortization                                             4,830
  General and administrative expense                     131,215
                                                        --------
                                                         256,623
                                                        --------

  NET INCOME (LOSS)                                    $ 242,730
                                                        ========

Net income (loss) allocated to
  limited  partners                                    $ 240,303
                                                        ========

Net income (loss) allocated to
  general partner                                      $   2,427
                                                        ========

Net income (loss) per BAC                              $     .05
                                                        ========











        The accompanying notes are an integral part of these
statements.
                                     47


                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Nine Months Ended December 31,
                            (Unaudited)

                                         SERIES 30*      SERIES
31*
                                        -----------
-----------
                                           1997            1997
                                           ----            ----
Income
  Interest income                      $ 255 923       $  37,530
                                        --------        --------

                                         255,923          37,530
                                        --------        --------

Share of income (loss) from
  Operating Partnerships                       -               -
                                        --------        --------

Expenses
  Professional fees                       11,607          19,377
  Fund management fee (Note C)            18,795          31,291
  Amortization                             2,149               -
  General and administrative expense      78,065          48,852
                                        --------        --------
                                         110,616          99,520
                                        --------        --------

  NET INCOME (LOSS)                    $ 145,307       $ (61,990)
                                        ========        ========

Net income (loss) allocated to
  limited  partners                    $ 143,854       $ (61,370)
                                        ========        ========

Net income (loss) allocated to
  general partner                      $   1,453       $    (620)
                                        ========        ========

Net income (loss) per BAC              $     .05      $     (.02)
                                        ========        ========


* Series 30 and 31 did not commence operations until after December 31,
1996, therefore they do not have comparative information to report.

        The accompanying notes are an integral part of these
statements.
                                     48












                    Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                        Nine Months Ended December 31, 1997
                                 (Unaudited)

                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net
Total
                      ---------      -------      ---------
-----


Partners' capital
  (deficit)
  April 1, 1997     $222,767,338   $ (191,910)     $ 56,743
$222,632,171

Capital contribu-
  tions               95,168,500            -             -
95,168,500

Selling commissions
  and registration
  costs              (12,924,762)           -             -
(12,924,762)

Net income (loss)     (6,866,351)     (69,359)            -
(6,935,710)
                      ----------     --------       -------
-----------

Partners' capital
 (deficit),
December 31, 1997   $298,144,725    $(261,269)     $ 56,743
$297,940,199
                     ===========     ========       =======
===========
















       The accompanying notes are an integral part of these
statements.
                                     49

                     Boston Capital Tax Credit Fund IV L.P.
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Nine Months Ended December 31, 1997
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net
Total
                      ---------      -------      ---------
-----
Series 20
--------
Partners' capital
 (deficit),
April 1, 1997        $25,884,026     $ (72,450)    $    748
$25,812,324

Capital contribu-
  tions                        -             -            -
-

Selling commissions
  and registration
  costs                        -             -            -
-

Net income (loss)     (2,023,989)      (20,444)           -
(2,044,433)
                      ----------      --------      -------
----------
Partners' capital
 (deficit),
December 31, 1997    $23,860,037     $ (92,894)   $     748
$23,767,891
                     ===========      ========      =======
==========

Series 21
--------
Partners' capital
 (deficit),
 April 1, 1997       $12,381,436     $ (38,523)   $     742
$12,343,655

Capital contribu-
  tions                        -             -            -
-

Selling commissions
  and registration
  costs                        -             -            -
-

Net income (loss)     (1,399,749)      (14,139)           -
(1,413,888)
                      ----------      --------     --------
----------
Partners' capital
 (deficit),
December 31, 1997    $10,981,687     $ (52,662)  $      742
$10,929,767
                      ==========      ========     ========
==========
       The accompanying notes are an integral part of these
statements.
                                     50

                   Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Nine Months Ended December 31, 1997
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net
Total
                      ---------      -------      ---------
-----
Series 22
--------
Partners' capital
 (deficit),
 April 1, 1997       $18,363,950     $ (35,799)   $    765
$18,328,916

Capital contribu-
  tions                        -             -           -
-

Selling commissions
  and registration
  costs                        -             -           -
-

Net income (loss)    (1,156,526)       (11,682)          -
(1,168,208)
                     ----------       --------      ------
----------
Partners' capital
 (deficit),
December 31, 1997  $17,207,424      $ (47,481)   $    765    $
17,160,708
                     ==========       ========     =======
==========
Series 23
--------
Partners' capital
 (deficit),
 April 1, 1997       $25,958,000     $ (25,521)   $  1,580
$25,934,059

Capital contribu-
  tions                        -             -           -
-

Selling commissions
  and registration
  costs                        -             -           -
-

Net income (loss)     (1,424,930)      (14,393)          -
(1,439,323)
                      ----------      --------      -------
----------
Partners' capital
 (deficit),
December 31, 1997    $24,533,070     $ (39,914)    $  1,580
$24,494,736
                      ==========      ========      =======
==========
             The accompanying notes are an integral part of these
statements
                                     51

                   Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Nine Months Ended December 31, 1997
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net
Total
                      ---------      -------      ---------
-----
Series 24
--------
Partners' capital
 (deficit),
 April 1, 1997       $17,468,005    $  (10,725)    $   517
$17,457,797

Capital contribu-
  tions                        -             -           -
-

Selling commissions
  and registration
  costs                        -             -           -
-

Net income (loss)       (795,048)       (8,031)          -
(803,079)
                      ----------      --------     -------
----------
Partners' capital
 (deficit),
December 31, 1997    $16,672,957     $ (18,756)   $    517
$16,654,718
                      ==========      ========     =======
==========
Series 25
--------
Partners' capital
 (deficit),
 April 1, 1997       $25,031,932     $  (7,202)    $ 5,578
$25,030,308

Capital contribu-
  tions                        -             -           -
-

Selling commissions
  and registration
  costs                        -             -           -
-

Net income (loss)       (602,569)       (6,087)          -
(608,656)
                      ----------      --------     -------
----------
Partners' capital
 (deficit),
December 31, 1997    $24,429,363     $ (13,289)   $  5,578
$24,421,652
                      ==========      ========     =======
==========
      The accompanying notes are an integral part of these
statements.
                                     52

                    Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Nine Months Ended December 31, 1997
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net
Total
                      ---------      -------      ---------
-----
Series 26
--------
Partners' capital
 (deficit),
 April 1, 1997       $33,793,663     $(2,372)     $ 19,395
$33,810,686

Capital contribu-
  tions                        -           -             -
-

Selling commissions
  and registration
  costs                       (9)          -             -
(9)

Net income (loss)        (94,495)       (955)            -
(95,450)
                       ---------      ------       -------
----------
Partners' capital
 (deficit),
December 31, 1997    $33,699,159     $(3,327)     $ 19,395
$33,715,227
                      ==========      ======       =======
==========
Series 27
--------
Partners' capital
 (deficit),
 April 1, 1997       $20,895,461     $  (243)     $  7,550
$20,902,768

Capital contribu-
  tions                        -           -             -
-

Selling commissions
  and registration
  costs                      124           -             -
124

Net income (loss)         75,785         765             -
76,550
                       ---------      ------       -------
----------
Partners' capital
 (deficit),
December 31, 1997    $20,971,370     $   522      $  7,550
$20,979,442
                      ==========      ======       =======
==========
       The accompanying notes are an integral part of these
statements.
                                     53

                    Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Nine Months Ended December 31, 1997
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net
Total
                      ---------      -------      ---------
-----
Series 28
--------
Partners' capital
 (deficit),
 April 1, 1997       $34,479,402     $   916      $ 19,868
$34,500,186

Capital contribu-
  tions                        -           -             -
-

Selling commissions
  and registration
  costs                     (214)          -             -
(214)

Net income (loss)        232,383       2,347             -
234,730
                       ---------      ------       -------
----------
Partners' capital
 (deficit),
December 31, 1997    $34,711,571     $ 3,263      $ 19,868
$34,734,702
                      ==========      ======       =======
==========


Series 29
--------
Partners' capital
 (deficit),
 April 1, 1997       $ 8,511,463     $     9      $      -    $
8,511,472

Capital contribu-
  tions               29,783,000           -             -
29,783,000

Selling commissions
  and registration
  costs               (4,039,189)          -             -
(4,039,189)

Net income (loss)        240,303       2,427             -
242,730
                       ---------      ------       -------
----------
Partners' capital
 (deficit),
December 31, 1997   $34,495,577      $ 2,436     $       -
$34,498,013
                      ==========      ======       =======
==========

     The accompanying notes are an integral part of these statements.



                   Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Nine Months Ended December 31, 1997
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net
Total
                      ---------      -------      ---------
-----
Series 30
--------
Partners' capital
 (deficit),
 April 1, 1997       $         -     $     -      $      -    $
-

Capital contribu-
  tions               26,490,750           -             -
26,490,750        -

Selling commissions
  and registration
  costs               (3,707,334)
(3,707,334)

Net income (loss)        143,854       1,453             -
145,307
                       ---------      ------       -------
----------
Partners' capital
 (deficit),
December 31, 1997    $22,927,270     $ 1,453      $      -
$22,928,723
                      ==========      ======       =======
==========


Series 31
--------
Partners' capital
 (deficit),
 April 1, 1997       $         -     $     -      $      -    $
-

Capital contribu-
  tions               38,894,750           -             -
38,894,750

Selling commissions
  and registration
  costs               (5,178,140)          -             -
(5,178,140)

Net income (loss)        (61,370)       (620)            -
(61,990)
                       ---------      ------       -------
----------
Partners' capital
 (deficit),
December 31, 1997    $33,655,240     $  (620)     $      -
$33,654,620
                      ==========      ======       =======
==========

The accompanying notes are an integral part of these statements.


                                    55
                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                                (Unaudited)



                                               1997
1996
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $(6,935,710)  $
(4,607,050)
    Adjustments
       Amortization                           116,554
81,337
       Distributions from
         Operating Partnerships                29,961
397
       Share of loss from Operating
         Partnerships                       6,297,014
3,999,725
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                   (97,180)
(209,854)
       (Decrease) Increase in accounts
         payable and accrued expenses       2,179,453
1,380,256
       Decrease (Increase) in prepaid
         expenses                               6,458
-
       Decrease (Increase) in accounts
         receivable                       (12,182,939)
(11,510,420)
       (Decrease) Increase in accounts
         payable affiliates                 1,379,831
613,782
                                          -----------    -
----------
         Net cash (used in) provided by
           operating activities            (9,206,558)
10,251,827
                                          -----------    -
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to be acquired                     (10,013,610)
(8,942,927)
     Capital contributions paid to
       Operating Partnerships             (46,523,133)
(40,598,055)
     Advances to Operating Partnerships    (1,415,723)
2,500,712
     Investments                          (19,789,169)
(18,487,167)
                                          -----------    -
----------
         Net cash (used in) provided by
           investing activities           (77,741,635)
(65,527,437)
                                          -----------    -
----------




                    Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                (Unaudited)

                                                1997
1996
                                                ----
----
Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid    (12,924,762)
(11,806,294)
     Capital contributions received        95,168,500
84,174,000
         Net cash (used in) provided by   -----------    -
----------
           financing activities            82,243,738
72,367,706
                                          -----------    -
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                (4,704,455)
(3,411,558)


Cash and cash equivalents, beginning       14,801,634
19,454,787
                                          -----------    -
----------

Cash and cash equivalents, ending        $ 10,097,179   $
16,043,229
                                          ===========
===========

Supplemental schedule of noncash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships          $ 43,171,434
$18,352,120
                                          ===========
==========















      The accompanying notes are an integral part of these
statements.
                                     57

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                (Unaudited)

                                                   Series 20

---------------------
                                               1997
1996
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $(2,044,433)
$(1,409,481)
    Adjustments
       Amortization                            17,464
17,464
       Distributions from
         Operating Partnerships                 2,647
19
       Share of loss from Operating
Partnerships                      1,782,106      1,114,155
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
-
       (Decrease) Increase in accounts
         payable and accrued expenses               -
810
       Decrease (Increase ) in prepaid
         expenses                               4,410
-
       Decrease (Increase) in accounts
         receivable                           (43,212)
(9,975)
       (Decrease) Increase in accounts
         payable affiliates                   284,231
284,232
                                           ----------
----------
         Net cash (used in) provided by
           operating activities                 3,213
(2,776)
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   -
-
     Capital contributions paid to
       Operating Partnerships              (1,370,776)
(1,855,561)
     Advances to Operating Partnerships       874,787
898,796
     Investments                              498,335
532,415
                                           ----------
----------
         Net cash (used in) provided by
           investing activities                 2,346
(424,350)
                                           ----------
----------




                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                (Unaudited)

                                                     Series 20

-------------------------
                                             1997
1996
                                             ----
----
Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -
-
     Capital contributions received                 -
-
        Net cash (used in) provided by     ----------
----------
           financing activities                     -
-
                                           ----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                     5,559
(427,126)


Cash and cash equivalents, beginning          429,105
1,306,675
                                           ----------
----------

Cash and cash equivalents, ending         $   434,664      $
879,549
                                           ==========
==========

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













       The accompanying notes are an integral part of these
statements.
                                     59

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                (Unaudited)

                                                  Series 21

---------------------
                                               1997
1996
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $(1,413,888)
$(1,473,907)
    Adjustments
       Amortization                            14,218
14,218
       Distributions from
         Operating Partnerships                22,157
-
       Share of loss from Operating
         Partnerships                       1,216,880
1,283,602
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
-
       (Decrease) Increase in accounts
         payable and accrued expenses               -
-
       Decrease (Increase ) in prepaid
         expenses                                   -
-
       Decrease (Increase) in accounts
         receivable                               892
37,990
       (Decrease) Increase in accounts
         payable affiliates                   169,380
169,380
                                           ----------
----------
         Net cash (used in) provided by
           operating activities                 9,639
31,283
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   -
-
     Capital contributions paid to
       Operating Partnerships                 (30,517)
(456,048)
     Advances to Operating Partnerships             -
100,000
     Investments                              168,824
(206,769)
                                           ----------
----------
         Net cash (used in) provided by
           investing activities               138,307
(562,817)
                                           ----------
----------




                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                (Unaudited)

                                                      Series 21

-----------------------
                                                1997
1996
                                                ----
----
Continued
---------
Cash flows from financing activities:
     Sales and registration costs paid              -
-
     Capital contributions received                 -
-
         Net cash (used in) provided by    ----------     -
---------
           financing activities                     -
-
                                           ----------     -
---------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                   147,946
(531,534)


Cash and cash equivalents, beginning          494,112
1,398,907
                                           ----------
----------

Cash and cash equivalents, ending         $   642,058    $
867,373
                                           ==========
==========


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













       The accompanying notes are an integral part of these
statements.
                                     61

                Boston Capital Tax Credit Fund IV L.P

                         STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                (Unaudited)

                                                  Series 22

---------------------
                                               1997
1996
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $(1,168,208)   $
(752,987)
    Adjustments
       Amortization                             9,404
9,404
       Distributions from
         Operating Partnerships                 3,342
-
       Share of loss from Operating
Partnerships                         933,232        551,467
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
-
       (Decrease) Increase in accounts
         payable and accrued expenses               -
(106)
       Decrease (Increase ) in prepaid
         expenses                                   -
-
       Decrease (Increase) in accounts
         receivable                           349,789
(249,088)
       (Decrease) Increase in accounts
         payable affiliates                   189,765
176,311
                                           ----------
----------
         Net cash (used in) provided by
           operating activities               317,324
(264,999)
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                             (27,058)
(19,323)
     Capital contributions paid to
       Operating Partnerships              (1,296,131)
(2,151,276)
     Advances to Operating Partnerships       413,033
1,450,013
     Investments                              305,499
(157,977)
                                           ----------
----------
         Net cash (used in) provided by
           investing activities              (604,657)
(878,563)
                                           ----------
----------




                Boston Capital Tax Credit Fund IV L.P

                         STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                (Unaudited)

                                                  Series 22

---------------------------
                                               1997
1996
                                               ----
----

Continued
---------
Cash flows from financing activities:
     Sales and registration costs paid              -
-
     Capital contributions received                 -
-
         Net cash (used in) provided by    ----------
---------
           financing activities                     -
-
                                           ----------
---------
         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                  (287,333)
(1,143,562)


Cash and cash equivalents, beginning          648,647
1,686,347
                                           ----------
----------

Cash and cash equivalents, ending         $   361,314    $
542,785
                                           ==========
==========


Supplemental schedule of noncash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $   230,990    $
586,492
                                           ==========
==========













       The accompanying notes are an integral part of these
statements.
                                     63

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                (Unaudited)

                                                   Series 23

---------------------
                                               1997
1996
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $(1,439,323)   $
(791,108)
    Adjustments
       Amortization                             9,804
9,804
       Distributions from
         Operating Partnerships                   359
378
       Share of loss from Operating
         Partnerships                       1,247,889
646,747
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
-
       (Decrease) Increase in accounts
         payable and accrued expenses               -
-
       Decrease (Increase ) in prepaid
         expenses                               2,048
-
       Decrease (Increase) in accounts
         receivable                          (347,308)
64,299
       (Decrease) Increase in accounts
         payable affiliates                   179,739
(9,383)
                                           ----------
----------
         Net cash (used in) provided by
           operating activities              (346,792)
(79,263)
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                  (7)
(27,191)
     Capital contributions paid to
       Operating Partnerships                (930,907)
(5,171,526)
     Advances to Operating Partnerships             -
1,540,993
     Investments                              132,878
3,926,792
                                           ----------
----------
         Net cash (used in) provided by
           investing activities              (798,036)
269,068
                                           ----------
----------




                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                                (Unaudited)

                                                  Series 23

----------------------------
                                             1997            1996
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -
-
     Capital contributions received                 -
-

         Net cash (used in) provided by    ----------
----------
           financing activities                     -
-
                                           ----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                (1,144,828)
189,805


Cash and cash equivalents, beginning        1,578,798
1,313,618
                                           ----------
----------

Cash and cash equivalents, ending         $   433,970    $
1,503,423
                                           ==========
==========


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

                         STATEMENTS OF CASH FLOWS

                       Nine Months Ended December 31,
                                (Unaudited)

                                                   Series 24

---------------------
                                               1997
1996
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $  (803,079)   $
(164,167)
    Adjustments
       Amortization                             9,735
9,735
       Distributions from
         Operating Partnerships                 1,276
-
       Share of loss from Operating
Partnerships                        601,246        109,960
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
-
       (Decrease) Increase in accounts
         payable and accrued expenses               -
(235,300)
       Decrease (Increase ) in prepaid
         expenses                                   -
-
       Decrease (Increase) in accounts
         receivable                           111,606
585,814
       (Decrease) Increase in accounts
         payable affiliates                   160,740
(33,597)
                                           ----------
----------
         Net cash (used in) provided by
           operating activities                81,524
272,445
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                             (75,654)
(187,681)
     Capital contributions paid to
       Operating Partnerships              (1,487,019)
(6,621,083)
     Advances to Operating Partnerships       897,920
461,871
     Investments                              303,432
2,636,464
                                           ----------
----------
         Net cash (used in) provided by
           investing activities              (361,321)
(3,710,429)
                                           ----------
----------




                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                                (Unaudited)

                                                  Series 24

----------------------------
                                             1997            1996
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -
-
     Capital contributions received                 -
-
         Net cash (used in) provided by    ----------
----------
           financing activities                     -
-
                                           ----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                  (279,797)
(3,437,984)


Cash and cash equivalents, beginning          644,685
4,796,487
                                           ----------
----------

Cash and cash equivalents, ending         $   364,888    $
1,358,503
                                           ==========
==========


Supplemental schedule of noncash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $   149,238    $
2,073,486
                                           ==========
==========











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

                         STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                (Unaudited)

                                                   Series 25

---------------------
                                               1997
1996
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $  (608,656)   $
42,593
    Adjustments
       Amortization                             7,866
7,866
       Distributions from
         Operating Partnerships                   180
-
       Share of loss from Operating
Partnerships                        407,820         27,866
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
-
       (Decrease) Increase in accounts
         payable and accrued expenses            (983)
573
       Decrease (Increase ) in prepaid
         expenses                                   -
-
       Decrease (Increase) in accounts
         receivable                           730,068
(441,320)
       (Decrease) Increase in accounts
         payable affiliates                   (16,554)
(1,209)
                                           ----------
----------
         Net cash (used in) provided by
           operating activities               519,741
(363,631)
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                            (165,499)
(294,736)
     Capital contributions paid to
       Operating Partnerships              (2,690,205)
(10,355,757)
     Advances to Operating Partnerships        (9,077)
1,614,960
     Investments                            1,797,321
4,199,539
                                           ----------
----------
         Net cash (used in) provided by
           investing activities            (1,067,460)
(4,835,994)
                                           ----------
----------




                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Nine Months Ended December 31,
                                (Unaudited)

                                                  Series 25

----------------------------
                                             1997            1996
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -
3,651
     Capital contributions received                 -
-
         Net cash (used in) provided by    ----------
----------
           financing activities                     -
(3,651)
                                           ----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                  (547,719)
(5,203,276)


Cash and cash equivalents, beginning          956,365
7,307,862
                                           ----------
----------

Cash and cash equivalents, ending         $   408,646    $
2,104,586
                                           ==========
==========


Supplemental schedule of noncash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $         -    $
7,692,142
                                           ==========
==========











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

                         STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                (Unaudited)

                                                   Series 26

---------------------
                                               1997
1996
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $    (95,450)  $
(35,148)
    Adjustments
       Amortization                             14,198
9,465
       Distributions from
         Operating Partnerships                     -
-
       Share of loss from Operating
Partnerships                          (3,345)      265,928
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
(48,303)
       (Decrease) Increase in accounts
         payable and accrued expenses               -
(74,918)
       Decrease (Increase ) in prepaid
         expenses                                   -
-
       Decrease (Increase) in accounts
         receivable                           (67,229)
333,847
       (Decrease) Increase in accounts
         payable affiliates                    (9,630)
(360,477)
                                           ----------
----------
         Net cash (used in) provided by
           operating activities              (161,456)
90,394
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                            (258,858)
(3,157,466)
     Capital contributions paid to
       Operating Partnerships              (5,493,882)
(7,057,846)
     Advances to Operating Partnerships        49,050
225,429
     Investments                            5,863,756
(14,993,130)
                                           ----------    -
----------
         Net cash (used in) provided by
           investing activities               160,066
(24,983,013)
                                           ----------    -
----------









                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                (Unaudited)

                                                  Series 26

----------------------------
                                             1997            1996
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid             (9)
(4,115,661)
     Capital contributions received                 -
30,013,000
         Net cash (used in) provided by    ----------
----------
           financing activities                    (9)
25,897,339
                                           ----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                    (1,399)
1,004,720


Cash and cash equivalents, beginning        1,239,330
1,644,891
                                           ----------
----------

Cash and cash equivalents, ending         $ 1,237,931    $
2,649,611
                                           ==========
==========


Supplemental schedule of noncash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $ 4,308,500    $
6,780,065
                                           ==========
==========











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

                         STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                (Unaudited)

                                                   Series 27

---------------------
                                               1997
1996
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $    76,550   $
(9,544)
    Adjustments
       Amortization                            11,642
3,381
       Distributions from
         Operating Partnerships                     -
-
       Share of loss from Operating
Partnerships                       (120,537)             -
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
(77,612)
       (Decrease) Increase in accounts
         payable and accrued expenses               -
729
       Decrease (Increase ) in prepaid
         expenses                                   -
-
       Decrease (Increase) in accounts
         receivable                           (95,560)
(278,387)
       (Decrease) Increase in accounts
         payable affiliates                    42,380
-
                                           ----------
----------
         Net cash (used in) provided by
           operating activities               (85,525)
(361,433)
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                            (200,510)
(2,523,025)
     Capital contributions paid to
       Operating Partnerships              (5,398,221)
(6,780,741)
     Advances to Operating Partnerships       (88,012)
(688,605)
     Investments                            4,690,099
(8,177,421)
                                           ----------    -
----------
         Net cash (used in) provided by
           investing activities              (996,644)
(18,169,792)
                                           ----------    -
----------




                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                (Unaudited)

                                                  Series 27

----------------------------
                                             1997            1996
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid            124
24,607,000
     Capital contributions received                 -
(3,617,477)
         Net cash (used in) provided by    ----------
----------
           financing activities                   124
20,989,523
                                           ----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                (1,082,045)
20,989,523


Cash and cash equivalents, beginning        2,180,687
-
                                           ----------
----------

Cash and cash equivalents, ending         $ 1,098,642    $
2,458,298
                                           ==========
==========


Supplemental schedule of noncash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $ 1,656,208    $
7,640,702
                                           ==========
==========











       The accompanying notes are an integral part of these
statements.
                                     73









                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Nine Months Ended December 31,
                                (Unaudited)

                                                          Series
28
                                                  ---------------
----------
                                                     1997
1996
                                                     ----
----
Cash flows from operating activities:
    Net income (loss)                             $  234,730    $
(13,301)
    Adjustments
       Amortization                                   15,244
-
       Distributions from
         Operating Partnerships                            -
-
       Share of (income) loss from
         operating partnerships                      216,744
-
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                                -
(83,939)
       (Decrease) Increase in accounts
         payable and accrued expenses                 (5,700)
1,688,468
       Decrease (Increase ) in prepaid
         expenses                                          -
-
       Decrease (Increase) in accounts
         receivable                                   (5,401)
(11,553,600)
       (Decrease) Increase in accounts
         payable affiliates                           (2,100)
(388,525)
                                                  ----------
-----------
         Net cash (used in) provided by
           operating activities                      453,517
(9,573,847)
                                                  ----------
-----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   (340,079)
(2,733,505)
     Capital contributions paid to
       Operating Partnerships                     (9,583,566)
(148,217)
     Advances to Operating Partnerships            2,283,840
(3,102,745)
     Investments                                   3,398,871
(6,247,080)
                                                  ----------
-----------
         Net cash (used in) provided by
           investing activities                   (4,240,934)
(12,231,547)
                                                  ----------
-----------




                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                              (Unaudited)


                                                          Series
28
---------------------
                                                     1997
1996
                                                     ----
----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid                   (214)
(4,069,505)
     Capital contributions received                         -
29,554,000
         Net cash (used in) provided by            ----------
-----------
           financing activities                          (214)
25,484,495
                                                   ----------
-----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                        (3,787,631)
3,679,101


Cash and cash equivalents, beginning                4,589,026
-
                                                   ----------
-----------

Cash and cash equivalents, ending                $    801,395   $
3,679,101
                                                   ==========
===========


Supplemental schedule of noncash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships                  $  6,063,272
$     98,812
                                                   ==========
===========









       The accompanying notes are an integral part of these
statements.
                                     75






                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Nine Months Ended December 31,
                                (Unaudited)


Series 29

----------

1996

----
Cash flows from operating activities:
    Net income (loss)                                           $
242,730
    Adjustments
       Amortization
4,830
       Distributions from
         Operating Partnerships
-
       Share of (income) loss from
         operating partnerships
14,979
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs
(11,446)
       (Decrease) Increase in accounts
         payable and accrued expenses
(280,815)
       Decrease (Increase ) in prepaid
         expenses
-
       Decrease (Increase) in accounts
         receivable
2,794,132
       (Decrease) Increase in accounts
         payable affiliates
(132,540)

-----------
         Net cash (used in) provided by
           operating activities
2,631,870

-----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire
(2,908,743)
     Capital contributions paid to
       Operating Partnerships
(8,405,857)
     Advances to Operating Partnerships
(1,827,399)
     Investments
(15,592,053)

-----------
         Net cash (used in) provided by
           investing activities
(28,734,052)
                                                                -
----------


                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                              (Unaudited)



Series 29*

----------

1997

----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid
(4,039,189)
     Capital contributions received
29,783,000
         Net cash (used in) provided by
-----------
           financing activities
25,743,811

-----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS
(358,371)


Cash and cash equivalents, beginning
2,040,879

-----------

Cash and cash equivalents, ending                               $
1,682,508

===========


Supplemental schedule of noncash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships                                 $
5,033,760

===========






*Series 29 did not commence operation until after December 31, 1996, therefore they do not have comparative information to report.

       The accompanying notes are an integral part of these
statements.
                                     77

                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Nine Months Ended December 31,
                                (Unaudited)

                                                 Series 30*
Series 31*
                                                 ----------
----------
                                                    1997
1997
                                                    ----
----
Cash flows from operating activities:
    Net income (loss)                          $    145,307    $
(61,990)
    Adjustments
       Amortization                                   2,149
-
       Distributions from
         Operating Partnerships                           -
-
       Share of (income) loss from
operating partnerships                          -              -
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         (42,971)
(42,763)
       (Decrease) Increase in accounts
         payable and accrued expenses                   747
2,466,204
       Decrease (Increase ) in prepaid
         expenses                                         -
-
       Decrease (Increase) in accounts
         receivable                              (2,572,411)
(13,038,305)
       (Decrease) Increase in accounts
         payable affiliates                               -
514,420
                                                -----------
-----------
         Net cash (used in) provided by
           operating activities                  (2,467,179)
(10,162,434)
                                                -----------
-----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                (2,466,647)
(3,570,555)
     Capital contributions paid to
       Operating Partnerships                    (1,219,855)
(8,616,197)
     Advances to Operating Partnerships                   -
(4,009,865)
     Investments                                (14,859,610)
(6,496,521)
                                                -----------
-----------
         Net cash (used in) provided by
           investing activities                 (18,546,112)
(22,693,138)
                                                -----------
-----------




                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                              (Unaudited)


                                                 Series 30*
Series 31*
                                                 ----------
----------
                                                    1997
1997
                                                    ----
----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid            (3,707,334)
(5,178,140)
     Capital contributions received               26,490,750
38,894,750
         Net cash (used in) provided by          -----------
----------
           financing activities                   22,783,416
33,716,610
                                                 -----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                        1,770,125
861,038


Cash and cash equivalents, beginning                       -
-
                                                 -----------
----------

Cash and cash equivalents, ending               $  1,770,125    $
861,038
                                                 ===========
==========


Supplemental schedule of noncash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships                 $  5,619,715
$20,109,751
                                                 ===========
==========






*Series 30 and 31 did not commence operation until after December
31, 1996,
therefore they do not have comparative information to report.

       The accompanying notes are an integral part of these
statements.
                                     79

                     Boston Capital Tax Credit Fund IV L.P.
                         NOTES TO FINANCIAL STATEMENTS
                             December 31, 1997
                                  (Unaudited)
NOTE A - ORGANIZATION
Boston Capital Tax Credit Fund IV L.P. (the "Fund") was organized under the laws of the State of Delaware as of October 5, 1993, for the purpose of acquiring, holding, and disposing of limited partnership interests in
Operating Partnerships which will acquire, develop, rehabilitate, operate and own newly constructed, existing or rehabilitated low-income apartment complexes ("Operating Partnerships"). The general partner of the Fund is Boston Capital Associates IV L.P., a Delaware limited Partnership. Boston Capital Associates, a Massachusetts general partnership, whose only two partners are Herbert F. Collins and John P.
Manning, the principals of Boston Capital Partners, Inc., is the sole general partner of the general partner. The limited partner of the general partner is Capital Investment Holdings, a general partnership whose partners are certain officers and employees of Boston Capital
Partners, Inc., and its affiliates. The Assignor Limited Partner is
BCTC IV Assignor Corp., a Delaware corporation which is wholly-owned by
Herbert F. Collins and John P. Manning.

Pursuant to the Securities Act of 1933, the Fund filed a Form
S-11
Registration Statement with the Securities and Exchange Commission, effective December 16, 1993 which covered the offering (the "Public
Offering") of the Fund's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the Assignor Limited Partner.
The Fund
registered 30,000,000 BACs at $10 per BAC for sale to the public in one or more series. One April 18, 1996 an amendment to Form S-16 which registered an additional 10,000,000 BACs for sale to the public in one or more series became effective offers and sales of BACs in Series 20, Series 21,
Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29 and Series 30 were completed and the last of the BACs in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29 and Series 30 were issued by the Fund on June 24, 1994, September 30, 1994, December 28, 1994, June 23,
1995,
September 22, 1995, December 29, 1995, June 25, 1996, September
17, 1996,
January 29, 1997, June 10, 1997 and September 10, 1997, respectively. The
Fund sold 3,866,700 of Series 20 BACs, for a total of $38,667,000; 1,892,700 of Series 21 BACs for a total of $18,927,000; 2,564,400 of Series 22 BACs for a total of $25,644,000; 3,336,727 of Series 23 BACs for a total of $33,366,000; 2,169,878 of Series 24 BACs for a total of $21,697,000; 3,026,109 of Series 25 BACs for a total of $30,248,000; 3,995,900 of Series 26 BACs for a total of $39,959,000; 2,460,700 of Series 27 BACS for a total of $24,607,000; 4,000,738 of Series 28 BACs for a total of $39,999,000; 3,918,000 of Series 29 BACs for a total of $39,918,000; 2,649,075 of Series 30 BACs for a total of $26,490,750; and 3,889,475 of Series 31 BACs for a total of $38,894,750. The fund is continuing to offer BACs in Series 31 at December 31, 1997.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of December 31, 1997 and for the
three and nine months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange
Commission.  The Fund accounts for its investments in Operating
Partnerships
                                     80

                    Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              December 31, 1997
                                  (Unaudited)

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

The amortized cost of securities available for sale as of
December 31, 1997
by contractual maturity are as follows:
                                 Amortized
                                    Cost
                                 ----------
   Due in one year or less      $42,123,822
   Due after one year            24,177,298
                                 ----------
   Total                        $66,301,120
                                 ==========

The fair market value of the securities is $66,357,863. The difference being an unrealized gain on securities available for sale of $56,743, as of December 31, 1997.



                    Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              December 31, 1997
                                  (Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

Amortization
------------
The Fund amortizes organizational costs over 60 months. As of December 31,
1997 and 1996 the Fund has accumulated amortization of $341,059 and $177,482
respectively.

The breakdown of accumulated amortization within the fund is as follows:

                              1997          1996
                              ----          ----
          Series 20        $ 79,502      $  56,218
          Series 21          55,538         36,581
          Series 22          38,776         26,237
          Series 23          32,680         19,608
          Series 24          28,484         15,504
          Series 25          20,975         10,488
          Series 26          28,396          9,465
          Series 27          19,403          3,381
          Series 28          30,326              -
          Series 29           4,830              -
          Series 30           2,149              -
                            -------        -------
                           $341,059       $177,482
                            =======        =======
Series 31 organization costs will be amortized over 60 months beginning January 1, 1998.

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., Boston
Capital Services, Inc., and Boston Capital Asset Management L.P.
(formerly
Boston Capital Communications Limited Partnership) as follows:

For the quarter ended December 31,1997, Boston Capital Services,
Inc.
received $762,288 for Series 31 as Dealer-Manager fees for marketing advice and investment banking services performed at the time of the Fund's offering of BACs. Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29 and Series 30 completed payment of all Dealer-Manager fees prior to the quarter ended December 31,1997.

Boston Capital Partners, Inc. is entitled to asset acquisition fees for selecting, evaluating, structuring, negotiating, and closing the Fund's acquisition of interest in the Operating Partnerships. During the quarter ended December 31, 1997, Series 31 paid $2,957,129 for acquisition fees to Boston Capital Partners, Inc. Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27,


                    Boston Capital Tax Credit Fund IV L.P.
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              December 31, 1997
                                 (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS - (cont.)

Series 28, Series 29 and Series 30 completed payment of all acquisition fees prior to the quarter ended December 31, 1997.
Of the total acquisition fees and expenses incurred, $98,235, $53,731, $138,222, $168,254, $276,283, $279,309, $787,685,
$470,156, $1,384,018, $1,459,095, $1,525,395, and 0 for Series
20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30 and Series 31, respectively, related to costs incurred in connection with the purchase of interests in Operating Partnerships not finalized as of December 31, 1997.

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued or paid to Boston Capital Asset Management L.P. (formerly
Boston
Capital Communications Limited Partnership).

The fund management fees accrued for the quarters ended December
31, 1997 and
1996 are as follows:

                                1997           1996
                                ----           ----
           Series 20         $ 94,743       $ 94,743
           Series 21           56,460         56,460
           Series 22           63,936         60,129
           Series 23           59,913              -
           Series 24           53,580              -
           Series 27           42,380              -
                              -------        -------
                             $371,012       $211,332
                              =======        =======

The fund management fees paid for the quarters ended December 31, 1997 and
1996 are as follows:

                                1997           1996
                                ----           ----

           Series 23         $      -       $ 57,250
           Series 24                -         56,304
           Series 25           68,319         58,472
           Series 26           95,899         55,350
           Series 27           21,190         59,255
           Series 28           66,478              -
           Series 29           37,884              -
           Series 30           18,795              -
           Series 31           31,291              -
                              -------        -------
                             $339,856       $286,631
                              =======        =======


                     Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              December 31, 1997
                                  (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 1997 and 1996 the Fund has limited partnership interests in
253 and 163 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at December 31, 1997 and 1996 is as follows:

                               1997            1996
                               ----            ----
           Series 20            24              24
           Series 21            14              14
           Series 22            29              28
           Series 23            22              22
           Series 24            24              23
           Series 25            22              20
           Series 26            41              24
           Series 27            12               7
           Series 28            22               1
           Series 29            15               -
           Series 30             7               -
           Series 31            21               -
                               ---             ---
                               253             163
                               ===             ===

Under the terms of the Fund's investment in each Operating
Partnership, the
Fund is required to make capital contributions to the Operating
Partnerships.
These contributions are payable in installments over several years upon each
Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at December 31, 1997 and 1996 are as follows:

                             1997            1996
                             ----            ----
           Series 20     $   582,584     $ 2,018,106
           Series 21         929,965       1,193,620
           Series 22       2,192,425       3,742,300
           Series 23       3,598,834       5,359,594
           Series 24       2,050,311       3,363,312
           Series 25       3,742,346       7,833,203
           Series 26       8,115,340       7,309,742
           Series 27       2,662,827       7,640,702
           Series 28       7,017,602          98,812
           Series 29       6,465,057               -
           Series 30       5,619,715               -
           Series 31      20,109,751               -
                          ----------      ----------
                         $63,086,757     $38,559,391
                          ==========      ==========


                     Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             December 31, 1997
                                  (Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (Cont.)

The Fund's fiscal year ends March 31st for each year, while all the Operating
Partnerships' fiscal years are the calendar Year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the
Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 1997.


               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Nine months ended September 30,
                             (Unaudited)

                                                 Series 20

---------------------------
                                          1997             1996
                                          ----             ----
Revenues
   Rental                             $ 5,961,526      $
5,721,327
   Interest and other                     262,464
260,934
                                        ---------
---------
                                        6,223,990
5,982,261
                                        ---------
---------
Expenses
  Interest                              2,393,033
2,451,867
  Depreciation and amortization         2,284,542
1,564,264
  Operating expenses                    3,377,799
3,091,538
                                        ---------
---------
                                        8,055,374
7,107,669
                                        ---------
---------

          NET LOSS                    $(1,831,384)
$(1,125,408)
                                       ==========
==========
Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                       $(1,782,106)
$(1,114,155)
                                       ==========
==========

Net loss allocated to
    other partners                    $   (18,314)     $
(11,253)
                                       ==========
==========

Net Loss Suspended                    $   (30,964)     $
-
                                       ==========
==========




                   Boston Capital Tax Credit Fund IV L.P

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          December 31, 1997
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Nine months ended September 30,
                              (Unaudited)

                                                Series 21

--------------------------
                                           1997             1996
                                           ----             ----
 Revenues
   Rental                             $ 3,300,633      $
2,914,085
   Interest and other                     195,823
124,052
                                        ---------
---------
                                        3,496,456
3,038,137
                                        ---------
---------
Expenses
  Interest                              1,608,493
1,676,636
  Depreciation and amortization         1,062,852
581,635
  Operating expenses                    2,054,283
2,096,384
                                        ---------
---------
                                        4,725,628
4,354,655
                                        ---------
---------

          NET INCOME (LOSS)           $(1,229,172)
$(1,316,518)
                                        =========
=========

Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                       $(1,216,880)
$(1,303,353)
                                        =========
=========

Net loss allocated to
  other partners                      $   (12,292)     $
(13,165)
                                        =========
=========











                   Boston Capital Tax Credit Fund IV L.P.

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1997
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                         Nine Months ended September 30,
                             (Unaudited)

                                                  Series 22

--------------------------
                                          1997             1996
 Revenues                                 ----             ----

   Rental                              $3,164,863
$2,601,079
   Interest and other                     172,681
131,026
                                        ---------
---------
                                        3,337,544
2,732,105
                                        ---------
---------
Expenses
  Interest                              1,065,390
783,490
  Depreciation and amortization         1,355,387
932,910
  Operating expenses                    1,859,427
1,577,386
                                        ---------
---------
                                        4,280,204
3,293,786
                                        ---------
---------

          NET INCOME (LOSS)            $ (942,660)      $
(561,681)
                                        =========
=========

Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $ (933,232)      $
(556,063)
                                        =========
=========

Net loss allocated to
   other partners                      $   (9,428)      $
(5,618)
                                        =========
=========











               Boston Capital Tax Credit Fund IV L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          December 31, 1997
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Nine months ended September 30,
                          (Unaudited)

                                                Series 23

----------------------------
                                          1997             1996
 Revenues                                 ----             ----
   Rental                             $ 3,731,241      $
2,254,369
   Interest and other                     181,140
131,773
                                       ----------
----------
                                        3,912,381
2,386,142
                                       ----------
----------
Expenses
  Interest                              1,419,446
1,020,951
  Depreciation and amortization         1,595,608
596,609
  Operating expenses                    2,157,822
1,421,862
                                       ----------
----------

                                        5,172,876
3,039,422
                                       ----------
----------

          NET INCOME (LOSS)           $(1,260,495)     $
(653,280)
                                       ==========
==========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                       $(1,247,889)     $
(646,747)
                                       ==========
==========

Net income (loss) allocated to
  other partners                      $   (12,606)     $
(6,533)
                                       ==========
==========












                   Boston Capital Tax Credit Fund IV L.P.

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31,1997
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Nine Months ended September 30,
                             (Unaudited)

                                           Series 24
                                    -------------------------
                                     1997               1996
 Revenues                            ----             --------

   Rental                        $ 3,033,324       $1,069,035
   Interest and other                 94,440           84,807
                                   ---------        ---------
                                   3,127,764        1,153,842
                                   ---------        ---------

Expenses
  Interest                         1,178,274          368,683
  Depreciation and amortization      832,785          261,527
  Operating expenses               1,724,023          658,190
                                   ---------        ---------
                                   3,735,082        1,288,400
                                   ---------        ---------

          NET INCOME (LOSS)      $  (607,318)      $ (134,558)
                                  ==========        =========

Net loss allocated to
  Boston Capital Tax Credit
  Fund IV L.P.                   $  (601,246)      $ (133,212)
                                  ==========        =========

Net loss allocated to
   other partners                $    (6,072)      $   (1,346)
                                  ==========        =========










                   Boston Capital Tax Credit Fund IV L.P.

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31,1997
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Nine months ended September 30,
                             (Unaudited)

                                                    Series 25
                                            ---------------------
------
                                                1997
1996
 Revenues                                       ----            -
---

   Rental                                   $4,070,503      $
480,941
   Interest and other                          125,989
23,575
                                             ---------       ----
-----
                                             4,196,492
504,516
                                             ---------       ----
-----

Expenses
  Interest                                   1,383,880
108,803
  Depreciation and amortization                954,590
69,908
  Operating expenses                         2,269,961
353,953
                                             ---------       ----
-----
                                             4,608,431
532,664
                                             ---------       ----
-----

          NET INCOME (LOSS)                 $ (411,939)     $
(28,148)
                                             =========
=========

Net loss allocated to
  Boston Capital Tax Credit
  Fund IV L.P.                              $ (407,820)    $
(27,866)
                                             =========
==========

Net loss allocated to
   other partners                           $   (4,119)    $
(282)
                                              =========
========









               Boston Capital Tax Credit Fund IV L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                         December 31, 1997
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Nine months ended December 31,
                             (Unaudited)


                                               Series 26
                                        ----------------
----------
                                          1997             1996
 Revenues                                 ----             ----
   Rental                              $3,711,473       $
399,020
   Interest and other                     231,715
8,885
                                        ---------
---------

                                        3,943,188
407,905
                                        ---------
---------
Expenses
  Interest                              1,025,543
231,169
  Depreciation and amortization           882,673
228,036
  Operating expenses                    2,031,594
217,314
                                        ---------
---------

                                        3,939,810
676,519
                                        ---------
---------

          NET INCOME (LOSS)            $    3,378       $
(268,614)
                                        =========
=========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $    3,345       $
(265,928)
                                        =========
=========

Net income (loss) allocated to
  other partners                       $       34       $
(2,686)
                                        =========
=========


               Boston Capital Tax Credit Fund IV L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                         December 31, 1997
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Nine months ended September 30,
                             (Unaudited)


                                        Series 27*      Series
28**
                                        ---------       ----------
-
                                          1997              1997
 Revenues                                 ----              ----
   Rental                              $1,417,049       $
122,351
   Interest and other                     334,142
91,669
                                        ---------
---------

                                        1,751,191
214,020
                                        ---------
---------
Expenses
  Interest                                470,264
26,975
  Depreciation and amortization           489,184
50,801
  Operating expenses                      669,988
376,349
                                        ---------
---------

                                        1,629,436
454,125
                                        ---------
---------

          NET INCOME (LOSS)            $  121,755       $
(240,105)
                                        =========
=========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $  120,537       $
(237,704)
                                        =========
=========

Net income (loss) allocated to
  other partners                       $    1,218       $
(2,401)
                                        =========
=========




* The Operating Partnerships in Series 27 did not commence operations until after September 30, 1996 therefore they do not have comparative information to report.

**  Series 28 did not commence operations until after September
30, 1996 therefore it does not have comparative information to report.

                  Boston Capital Tax Credit Fund IV L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                         December 31, 1997
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Nine months ended September 30,
                             (Unaudited)


                                        Series 29**
                                        ---------
                                          1997
 Revenues                                 ----
   Rental                              $    4,763
   Interest and other                         838
                                        ---------

                                            5,601
                                        ---------
Expenses
  Interest                                      -
  Depreciation and amortization             5,521
  Operating expenses                       15,210
                                        ---------

                                           20,731
                                        ---------

          NET INCOME (LOSS)            $  (15,130)
                                        =========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $  (14,979)
                                        =========

Net income (loss) allocated to
  other partners                       $     (151)
                                        =========





**  Series 29 did not commence operations until after September
30, 1996 therefore it does not have comparative information to report.

                  Boston Capital Tax Credit Fund IV L.P.
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                         September 30, 1997
                             (Unaudited)


NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS-CONTINUED

When comparing the results of operations from the Operating Partnerships for the nine months ended September 30, 1997 and September 30, 1996 numerous variances,some material in nature, exist. The variances are the result of a number of factors including an increase in the number of Operating Partnerships owned, an increase in the number which have completed construction, and an increase in the number which have completed the lease-up phase.

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

The Fund is currently accruing the fund management fee for Series
20, Series
21, Series 22, Series 23, Series 24 and Series 27. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Fund receives sales or refinancing proceeds from Operating partnerships which will be used to satisfy such liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund. The Fund is currently unaware if any trends which would create insufficient liquidity to meet future third party obligations.

Capital Resources
-----------------
The Fund offered BACs in a Public Offering declared effective by the
Securities and Exchange Commission on December 16, 1993.  The
Fund received
$38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000,
$30,248,000,
$39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750
and $4,105,000, representing 3,866,700, 1,892,700, 2,564,400,
3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 3,999,900,
3,991,800, 2,649,075 and 3,889,475 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30 and Series 31, respectively.

Series 20
---------
The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $28,572,584.

During the quarter ended December 31, 1997, $30,000 of Series 20 net offering proceeds had been used to pay capital contributions. Series 20 net offering proceeds in the amount of $582,584 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series
20 has invested in as of December 31, 1997.

Series 21
---------
The Fund commenced offering BACs in Series 21 on July 1, 1994.
Offers and
sales of BACs in Series 21 were completed on December 31, 1994.
The Fund has
committed proceeds to pay initial and additional installments of capital
contributions to 14 Operating Partnerships in the amount of
$13,872,730.
                                     95

During the quarter ended December 31, 1997, none of Series 21 net offering proceeds had been used to pay capital contributions. Series 21 net offering proceeds in the amount of $929,965 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series
21 has invested in as of December 31, 1997.

Series 22
---------
The Fund commenced offering BACs in Series 22 on October 10, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,738,624.

During the quarter ended December 31, 1997, none of Series 22 net offering proceeds had been used to pay capital contributions. Series 22 net offering proceeds in the amount of $672,196 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series
22 has invested in as of December 31, 1997.

Series 23
---------
The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on September 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278.

During the quarter ended December 31, 1997 none of Series 23 net offering proceeds had been used to pay capital contributions. Series 23 net offering proceeds in the amount of $1,386,182 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series
23 has invested in as of December 31, 1997.

Series 24
---------
The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,939,004.

During the quarter ended December 31, 1997, $198,640 of Series 24 net
offering proceeds had been used to pay initial and additional capital
contributions.  Series 24 net offering proceeds in the amount of
$364,888
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 24 has invested in as December
31, 1997.

Series 25
---------
The Fund commenced offering BACs in Series 25 on September 30,
1995.  Offers
and sales of BACs in Series 25 were completed on December 29,
1995.  The Fund
has committed proceeds to pay initial and additional installments of capital
contributions to 22 Operating Partnerships in the amount of
$22,313,040.
                                     96

During the quarter ended December 31, 1997, $1,109,962 of Series
25 net
offering proceeds had been used to pay initial and additional capital
contributions.  Series 25 net offering proceeds in the amount of
$1,676,712
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 25 has invested in as of December 31, 1997.

Series 26
---------
The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 25, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 41 Operating Partnerships in the amount of $25,917,546.

During the quarter ended December 31, 1997, $1,859,701 of Series
26 net
offering proceeds had been used to pay initial and additional capital
contributions.  Series 26 net offering proceeds in the amount of
$7,431,657
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 26 has invested in as of December 31, 1997.

Series 27
---------
The Fund commenced offering BACs in Series 27 on June 24, 1996. Offers and sales of BACs in Series 27 were completed on September 17, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 12 Operating Partnerships in the amount of $16,283,639.

During the quarter ended December 31, 1997, $2,947,468 of Series
27 net
offering proceeds had been used to pay initial and additional capital
contributions.  Series 27 net offering proceeds in the amount of
$2,662,827
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 27 has invested in as of December 31, 1997.

Series 28
---------
The Fund commenced offering BACs in Series 28 on September
30,1996.  Offers
and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnership in the amount of $18,234,649.

During the quarter ended December 31, 1997, $6,525,784 of Series
28 net
offering proceeds had been used to pay initial and additional capital
contributions.  Series 28 net offering proceeds in the amount of
$7,017,602
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 28 has invested in as of December 31, 1997.

Series 29
---------
The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $17,187,130.



During the quarter ended December 31, 1997, $3,067,724 of Series
29 net
offering proceeds had been used to pay initial and additional capital
contributions.  Series 29 net offering proceeds in the amount of
$6,465,056
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 29 has invested in as of December 31, 1997.

Series 30
---------
The Fund commenced offering BACs in Series 30 on June 23, 1997.
Offers
and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $6,839,570.

During the quarter ended December 31, 1997, $657,222 of Series 30 net
offering proceeds had been used to pay initial and additional capital
contributions.  Series 30 net offering proceeds in the amount of
$5,619,715
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 30 has invested in as of December 31, 1997.

Series 31
---------
The Fund commenced offering BACs in Series 31 on September 11, 1997 and was continuing to offer BACS in Series 31 as of December 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 21 Operating Partnerships in the amount of $28,725,950.

During the quarter ended December 31, 1997, $8,616,197 of Series
31 net
offering proceeds had been used to pay initial and additional capital
contributions.  Series 31 net offering proceeds in the amount of
$7,357,559
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 31 has invested in as of December 31, 1997.

Results of Operations
---------------------
As of December 31, 1997 and 1996 the Fund held limited partnership interests in 253 and 163 Operating Partnerships, respectively. In each instance the
Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment
Complex which initially complied with the Minimum Set-Aside Test
(i.e.,
occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the
Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Fund's results of operations for future periods will vary significantly from those for the period ended December 31, 1997 as Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, and Series 30 continue to use the funds raised to invest in partnership interests of additional Operating Partnerships. As of December 31, 1997 the Fund continued to offer BACs in Series 31.




The final BACs in Series 31 were issued on January 23, 1998 bringing the total dollars raised for Series 31 to $44,057,750. The Fund has started offering BACs in Series 32 and has investors with equity totaling $3,330,000 as of February 19, 1998.

The Fund incurred a fund management fee to Boston Capital Asset
Management
Limited Partnership (formerly Boston Capital Communications
Limited
Partnership) in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred for the quarter ended
December 31, 1997 for Series 20, Series 21, Series 22, Series 23,
Series 24,
Series 25, Series 26, Series 27, Series 28, Series 29, Series 30 and Series
31 were $76,839, $55,460, $60,911, $58,349, $53,580, $68,319,
$95,899, $66,478, $37,884, $18,795 and $31,291, respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal
Housing Tax Credits for allocation to its partners and BAC holders.

Series 20
---------
As of December 31, 1997 and 1996 the average Qualified Occupancy for the series was 100% and 99.8%, respectively. The series had a total of 24 properties at December 31, 1997, all of which were at 100% qualified occupancy.

For the nine months being reported Series 20 reflects a net loss from
Operating Partnerships of $1,831,384. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$453,158. This is an interim period estimate; it is not indicative of the final year end results.

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

Series 21
---------
As of December 31, 1997 and 1996 the average Qualified Occupancy for the series was 93.0% and 93.3%, respectively. The series had a total of 14 properties at December 31, 1997. Out of the total 7 were at 100% qualified occupancy and 2 were in active lease-up.

For the nine months being reported Series 21 reflects a net loss from
Operating Partnerships of $1,229,172. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss of $166,320.
This is an interim period estimate; it is not indicative of the final year end results.

Series 22
---------
As of December 31, 1997 and 1996 the average Qualified Occupancy for the series was 100% and 94.5% respectively. The series had a total of 29 properties at December 31, 1997 all of which were at 100% qualified occupancy.

For the nine months being reported Series 22 reflects a net loss from
Operating Partnerships of $942,660. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$412,727. This is an interim period estimate; it is not indicative of the final year end results.

Series 23
---------
As of December 31, 1997 and 1996 the average Qualified Occupancy for the series was 100% and 93.4%, respectively. The series had a total of 22 properties at December 31, 1997 all of which were at 100% qualified occupancy.

For the nine months being reported Series 23 reflects a net loss from
Operating Partnerships of $1,260,495. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a positive operations of $335,113. This is an interim period estimate; it is not indicative of the final year end results.

Series 24
---------
As of December 31, 1997 and 1996 the average Qualified Occupancy for the series was 98.8% and 94.7%, respectively. The series had a total of 24 properties at December 31, 1997. Out of the total 22 were at 100% qualified occupancy and 2 were in active lease-up.

For the nine months being reported Series 24 reflects a net loss from
Operating Partnerships of $607,318. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $225,467. This is an interim period estimate; it is not indicative of the final year end results.

In the third quarter the Investment General Partner became aware of the Operating General Partners intention to not completely fund construction costs of SG Wyandotte. Consequently the Operating General Partner was removed in August. BCTC 94, Inc., the Special Limited Partner, became the new Operating General Partner and is currently working with a local construction consultant to pay-off the subcontractors. During the first quarter 1998, construction has been completed.

Series 25
---------
As of December 31, 1997 and 1996 the average Qualified Occupancy for the series was 98.5% and 65.7%, respectively. The series had a total of 22 properties at September 30, 1997. Out of the total 18 were at 100% Qualified
Occupancy and 18 were in active lease-up. The series also had 1 with multiple buildings some of which were under construction and some of which were in lease-up at December 31, 1997.

For the nine months being reported Series 25 reflects a net loss from
Operating Partnerships of $411,939. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $542,651. This is an interim period estimate; it is not indicative of the final year end results.

In the third quarter the Investment General Partner became aware of the Operating General Partners intention to not completely fund construction costs of SG Wyandotte. Consequently the Operating General Partner was removed in August. BCTC 94, Inc., the Special Limited Partner, became the new Operating General Partner and is currently working with a local construction consultant to pay-off the subcontractors. During the first quarter 1998, construction has been completed.

Series 26
---------
As of December 31, 1997 and 1996 the average Qualified Occupancy for the series was 92.7% and 81.2%, respectively. The series had a total of 41 properties at December 31, 1997. Out of the total 31 were at 100% qualified occupancy and 5 were in active lease-up. The series also had 1 property which was under construction and 4 properties with multiple buildings some of which were under construction and some of which were in lease-up at December 31, 1997.

For the nine months being reported Series 26 reflects positive operations from Operating Partnerships of $3,378. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$883,051. This is an interim period estimate; it is not indicative of the final year end results.

In the third quarter the Investment General Partner became aware of the
Operating General Partners intention to not completely fund construction costs of SG Hazeltine L.P.. Consequently the Operating General Partner was removed in August. BCTC 94, Inc., the Special Limited Partner, became the new Operating General Partner and is currently working with a local construction consultant to pay-off the subcontractors. During the first quarter 1998, construction has been completed.

Series 27
---------
As of December 31, 1997 the average Qualified Occupancy for the series was 76.0%. The series had a total of 12 properties at December 31, 1997. Out of the total 3 were at 100% qualified occupancy and 5 were in active lease-up. The series also had 4 properties which were under construction December 31, 1997. Since all of the properties in Series 27 were under construction as of December 31, 1996, there is no comparative information to report.



For the nine months being reported Series 27 reflects positive operations from Operating Partnerships of $121,755. When adjusted for depreciation which is a non-cash item, the Operating
Partnerships reflect positive operations of
$610,939. This is an interim period estimate; it is not indicative of the final year end results.

Series 28
---------
As of December 31, 1997 the average Qualified Occupancy for the series was 90.3%. The series had a total of 22 properties at December 31, 1997. Out of the total 14 were at 100% qualified occupancy and 2 properties which were in active lease-up. The series also had 5 properties which were under construction and 1 property with multiple buildings some of which were under construction and some of which were in lease-up at December 31, 1997.
Since all of the properties in Series 28 were under construction as of December 31, 1996, there is no comparative information to report.

For the nine months being reported Series 28 reflects a net loss from
Operating Partnerships of $218,933. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss of $121,443.
This is an interim period estimate; it is not indicative of the final year end results.

Series 29
---------
As of December 31, 1997 the average qualified occupancy for the Series was 70.1%. The series had a total of 15 properties at December 31, 1997. Out of the total 2 were at 100% qualified occupancy and 5 were in active lease-up.
The series also had 6 properties which were under construction and 2 properties with multiple buildings, some of which were under construction and some of which were in lease-up at December 31, 1997. Since all of the properties in Series 29 were acquired after December 30, 1996, there is no comparative information to report.

For the nine months being reported Series 29 reflects a net loss from
Operating Partnerships of $15,130. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss of $9,609.
This is an interim period estimate; it is not indicative of the final year end results.

Series 30
---------
Series 30 had a total of 7 properties at December 31, 1997, all of which were under construction. Since all of the properties in Series 30 were acquired after December 31, 1996, there is no comparative information to report.

Series 31
---------
Series 31 had a total of 21 properties at December 31, 1997 all, of which were under construction. Since all of the properties in Series 31 were acquired after December 31, 1996, there is no comparative information to report.







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

                             BOSTON CAPITAL TAX CREDIT
                             FUND IV L.P.



                             By:  Boston Capital Associates IV
L.P.




                             By:  C&M Associates d/b/a
                                  Boston Capital Associates



Date:   February 20, 1998         By:  /s/ John P. Manning
                                       -------------------
                                       John P. Manning,
                                       Partner & Principal
Financial
                                       Officer


























