Form 10-K405
period 1998-03-31
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 1998-07-15
CIK 913778

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended March 31, 1998 or
                               --------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from             to
                                   ------------    -----------
Commission file number     0-26200
                        ------------
            Boston Capital Tax Credit Fund IV L.P.
-----------------------------------------------------------------
-------------
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




                    DOCUMENTS INCORPORATED BY REFERENCE
                    -----------------------------------
The following documents of the Fund are incorporated by reference:

               Form 10-K
                 Parts         Document
               ---------       --------
               Parts I, III   January 3, 1994 Prospectus,
                              as supplemented


               Parts II, IV   Form 8-K dated February 1, 1995
                              Form 8-K dated March 9, 1995
                              Form 8-K dated October 13, 1995
                              Form 8-K dated February 29, 1996
                              Form 8-K dated December 16, 1996
                              Form 8-K dated December 16, 1996
                              Form 8-K dated February 11, 1997
                              Form 8-K dated February 14, 1997
                              Form 8-K dated March 25, 1997
                              Form 8-K dated March 25, 1997
                              Form 8-K dated March 25, 1997
                              Form 8-K dated March 25, 1997
                              Form 8-K dated March 25, 1997
                              Form 8-K dated March 26, 1997
                              Form 8-K dated March 26, 1997
                              Form 8-K dated March 26, 1997
                              Form 8-K dated March 26, 1997
                              Form 8-K dated March 26, 1997
                              Form 8-K dated March 26, 1997
                              Form 8-K dated March 26, 1997
                              Form 8-K dated March 26, 1997
                              Form 8-K dated March 26, 1997
                              Form 8-K dated March 26, 1997
                              Form 8-K dated March 26, 1997
                              Form 8-K dated March 26, 1997
                              Form 8-K dated March 26, 1997
                              Form 8-K dated March 26, 1997
                              Form 8-K dated March 26, 1997
                              Form 8-K dated March 26, 1997
                              Form 8-K dated March 26, 1997
                              Form 8-K dated March 27, 1997
                              Form 8-K dated March 27, 1997
                              Form 8-K dated March 27, 1997
                              Form 8-K dated April 7, 1997
                              Form 8-K dated May 21, 1998
                              Form 8-K dated July 16, 1997
                              Form 8-K dated July 22, 1997
                              Form 8-K dated July 22, 1997
                              Form 8-K dated July 22, 1997
                              Form 8-K dated July 22, 1997
                              Form 8-K dated July 22, 1997
                              Form 8-K dated August 5, 1997
                              Form 8-K dated August 5, 1997
                              Form 8-K dated August 5, 1997
                              Form 8-K dated August 8, 1997

                  BOSTON CAPITAL TAX CREDIT FUND IV L.P.
         Form 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31,
1998

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

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K

          Signatures
                                    PART I
                                    ------
Item 1.   Business

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

     A Registration Statement on Form S-11 and the related
prospectus, as
supplemented (the "Prospectus") were filed with the Securities
and
Exchange Commission and became effective December 16, 1993 in connection
with a public offering ("Offering") in one or more series of a minimum of
250,000 BACs and a maximum of 30,000,000 BACs at $10 per BAC.  On
April 18,
1996 an amendment to Form S-11, which registered an additional
10,000,000
BACs for sale to the public in one or more series, became effective. On April 2, 1998 an amendment to Form S-11, which registered an additional 25,000,000
BACs for sale to the public in one or more series, became effective. As of
March 31, 1998, subscriptions had been received and accepted by the General
Partner in Series 20, Series 21, Series 22, Series 23, Series 24,
Series 25,
Series 26, Series 27, Series 28, Series 29, Series 30, Series 31 and Series 32 for 39,610,709 BAC's representing capital contributions of $395,942,500.

     The Offering, including information regarding the issuance of BACs in series, is described on pages 144 to 149 of the Prospectus, as supplemented, under the caption "The Offering", which is incorporated herein by reference.

Description of Business
-----------------------
     The Fund's principal business is to invest as a limited partner in other limited partnerships (the "Operating Partnerships") each of which will own or lease and will operate an Apartment Complex exclusively or

                                    1
partially for low- and moderate-income tenants. Each Operating Partnership in which the Fund will invest will own Apartment Complexes which are completed, newly-constructed, under construction or rehabilitation, or to-be constructed or rehabilitated, and which are expected to receive Government Assistance. Each Apartment Complex is expected to qualify for the low-income housing tax credit under Section
42 of the Code (the "Federal Housing Tax Credit"), thereby providing tax benefits over a period of ten to twelve years in the form of tax credits which investors may use to offset income, subject to certain strict limitations, from other sources. Certain Apartment Complexes may also qualify for the historic rehabilitation tax credit under Section 48 of the Code (the "Rehabilitation Tax Credit"). The Federal Housing Tax
Credit and the Government Assistance programs are described on pages 64 to 88 of the Prospectus, as supplemented, under the captions "Tax Credit
Programs" and "Government Assistance Programs," which is incorporated herein by reference. Section 236 (f) (ii) of the National Housing Act, as amended, in Section 101 of the Housing and Urban Development Act of
1965, as amended, each provide for the making by HUD of rent supplement payments to low income tenants in properties which receive other forms of federal assistance such as Tax Credits. The payments for each tenant, which are made directly to the owner of their property, generally are in such amounts as to enable the tenant to pay rent equal to 30% of the adjusted family income. Some of the Apartment Complexes in which the
Partnership has invested are receiving such rent supplements from HUD.
HUD has been in the process of converting rent supplement assistance to assistance paid not to the owner of the Apartment Complex, but directly to the individuals. At this time, the Partnership is unable to predict whether Congress will continue rent supplement programs payable directly to owners of the Apartment Complex.

     As of March 31, 1998 the Fund had invested in 24 Operating Partnerships on behalf of Series 20, 14 Operating Partnership on behalf of Series 21, 28
Operating Partnerships on behalf of Series 22, 22 Operating Partnerships on behalf of Series 23, 24 Operating Partnerships on behalf of Series 24,
22 Operating Partnerships on behalf of Series 25, 42 Operating Partnerships on behalf of Series 26, 13 Operating Partnerships on behalf of Series 27, 25 Operating Partnerships on behalf of Series 28, 17 Operating Partnerships on behalf of Series 29, 13 Operating Partnerships on behalf of Series 30, 22 Operating Partnerships on behalf of Series 31 and 3 Operating Partnerships on behalf of Series 32. A description of these Operating Partnerships is set forth in Item 2 herein.

     The business objectives of the Fund are to:
     (1) provide current tax benefits to Investors in the form of Federal Housing Tax Credits and in limited instances, a small
         amount of Rehabilitation Tax Credits, which an Investor
may
         apply, subject to certain strict limitations, against
the
         investor's federal income tax liability from active,
portfolio
         and passive income;
    (2)  preserve and protect the Fund's capital and provide
capital
         appreciation and cash distributions through increases in
value
         of the Fund's investments and, to the extent applicable,
equity
         buildup through periodic payments on the mortgage
indebtedness
         with respect to the Apartment Complexes.
                                    2

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

Item 2.   Properties

     The Fund has acquired a Limited Partnership interest in 269
Operating
Partnerships in 13 series, identified in the table set forth below. The
Apartment Complex owned by the Operating Partnership is eligible for the
Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." The Operating Partnership and the respective
Apartment Complex is described more fully in the Prospectus.  The
General
Partner believes that there is adequate casualty insurance on the properties.

     Please refer to Item 7. "Management's Discussion and
Analysis of
Financial Condition and Results of Operations" for a more detailed discussion of operational difficulties experienced by certain of the Operating
Partnerships.

                Boston Capital Tax Credit Fund IV L.P. - Series
20

                       PROPERTY PROFILE AS OF MARCH 31, 1998

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97   Date     Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
----------
Ashbury     Sioux Falls,
Apartments    SD       48 $ 1,294,046   4/94   6/94      100%  $
806,117

Bennetts    Bennetsville,
Pointe Apts.  SC       32   1,349,864   3/94   8/94      100%
208,251

Bradley     Bradley,
Manor         AR       25     802,261   8/94   3/95      100%
182,044

Breeze      Port Washington,
Cove Apts.    WI       64   2,804,644   5/94  10/94      100%
2,601,494

Cascades    Sterling,
Commons Apts. VA      320  14,847,736   6/94  10/95      100%
7,132,820

Clarksville Clarksville,
Estates       MO       32     700,019   6/94   9/94      100%
142,639

Club
Goldenrod II Orlando,
Apartments    FL      220   7,590,684   4/94   6/95      100%
3,681,417

College
Greene       N. Chili,
Senior Apts   NY      110   3,781,020   3/95   8/95      100%
1,918,496

Concordia    St. Croix,
Manor I       VI       22   1,472,129   8/94   7/95      100%
490,034

Coushatta
Seniors II   Coushatta,
Apartments    LA       24     713,205   5/94   3/94      100%
175,182

East Douglas Bloomington,
Apartments    IL       51   1,960,847   7/94  12/95      100%
1,281,690

Edison Lane  Edison,
Apartments    GA       24     722,430   9/94  10/95      100%
204,561

Evergreen    Macedon,
Hills Apts.   NY       72   2,819,733   8/94   1/95      100%
627,661

                Boston Capital Tax Credit Fund IV L.P. - Series
20

                       PROPERTY PROFILE AS OF MARCH 31, 1998
Continued
---------
                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97  Date     Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
----------
Fairoaks     Rincon,
Lane Apts.    GA       44  $ 1,419,074   7/94   5/95      100%  $
339,284

Floral       Waggaman,
Acres II      LA       32    1,038,441   5/94   8/94      100%
228,457

Forest Glen  Vidalia,
Village       GA       46    1,336,137   7/94   2/95      100%
378,777

Gardenview   Houston,
Apartments    TX      309    5,224,311   6/94   9/95      100%
2,261,021

Harrisonburg Harrisonburg,
Seniors Apts. LA       24      693,899   5/94   1/94      100%
176,621

Hillside     Cynthiana,
Apartments    KY       48      898,979  10/94   4/95      100%
643,850

Kristine     Bakersfield,
Apartments    CA       60    1,357,598  10/94  10/94      100%
311,675

Northfield   Jackson,
Apts.         MS      120    2,973,185   6/94   8/95      100%
3,241,973

Parkside     Avondale,
Apartments    AZ       54      703,359  12/94   1/94      100%
282,547

Riverview    Franklinton,
Apartments    LA       47    1,711,310   4/94  10/94      100%
370,000

Shady Lane   Winnfield,
Senior Apts.  LA       32      951,507   5/94  10/93      100%
197,200

                Boston Capital Tax Credit Fund IV L.P. - Series
21

                       PROPERTY PROFILE AS OF MARCH 31, 1998

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of      Acq.   Const   Occupancy
thru
Name       Location   Units 12/31/97    Date    Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
-----------
Atlantic    Atlantic City,
City Apts.    NJ       153  $5,585,000   9/94   10/95      96%
$2,500,000

Black River Black River Falls,
Run           WI        48   1,261,525  10/94   12/94     100%
350,531

Cattaraugus Cattaraugus,
Manor         NY        24   1,110,054   8/94    4/95      95%
263,711

Creekside
at Tasker's Frederick,
Chance        MD       120   4,520,000  10/94    9/95      94%*
2,471,093

Forest Glen
at Sully    Centreville,
Station       VA       118   4,804,000  11/94    9/95     100%
2,649,450

Fort        Winslow,
Halifax       ME        24   1,171,928   9/94    1/95     100%
389,085

Havelock    Havelock,
Manor Apts.   NC        60   1,860,798  12/94   10/95     100%
336,348

Holly       Buchanan,
Village       GA        24     718,374   8/94    6/95     100%
205,400

Liveoak     Union Springs,
Village       AL        24     769,659  10/94    7/95     100%
176,953

Lookout     Covington,
Ridge Apts.   KY        30     675,678  12/94    12/94    100%
744,100

Pinedale    Menomonie,
Apartments II WI        60   1,433,116  10/94    12/94     61%
869,798

Pumphouse   Chippewa,
Crossing II
Apartments    WI        48   1,301,054  10/94    12/94     68%
692,840

                Boston Capital Tax Credit Fund IV L.P. - Series
21

                       PROPERTY PROFILE AS OF MARCH 31, 1998
Continued
---------
                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of      Acq.   Const   Occupancy
thru
Name       Location   Units 12/31/97    Date    Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
----------
The Woods   Campton,
Apartments    NH        20  $1,040,915   8/94   10/94    100%
$  269,500

Tower View  Tower City,
Apartments    PA        25   1,136,207  11/94    5/95     96%
268,863



* Property was in lease-up phase as of March 31, 1998.

               Boston Capital Tax Credit Fund IV L.P. - Series 22

                       PROPERTY PROFILE AS OF MARCH 31, 1998

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of      Acq.   Const   Occupancy
thru
Name       Location   Units 12/31/97    Date    Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
-----------
Albemarle   Hertford,
Village Apts.  NC      36  $1,465,568   1/95    9/94      100%
$   321,628

Apple       Edmond,
Village Apts.  OK     160   3,969,967  11/94    3/96      100%
1,572,166

Bayou       Riverview,
Crossing Apts. FL     290   8,412,488  11/94    1/96      100%
2,544,032

Bellwood    Ford City,
Gardens        PA      28   1,254,342   6/95    9/95      100%
308,152

Black River Black River Falls,
Run Apts.      WI      48   1,261,525   3/95   12/94      100%
395,279

Clarendon   Summerton,
Court Apts.    SC      40   1,455,966  10/94    4/95      100%
340,737

Club  II    Orlando,
Goldenrod Apts.FL     220   7,590,684   3/95    6/95      100%
2,106,975

Cobblestone Fuquay,
Apartments     NC      33   1,422,551   1/95    5/94      100%
326,054

Concordia   St. Croix,
Manor II       VI      20   1,499,934   1/95   11/95      100%
259,444

Concordia   St. Croix,
Manor III      VI      20   1,494,310   2/95   12/95      100%
264,007

Drakes
Branch      Drakes Branch,
Elderly Apts.  VA      32   1,272,661   1/95    6/95      100%
232,722

Elks Towers Litchfield,
Apartments     IL      27     806,802  10/95   12/96      100%
698,042

Fonda       Fonda,
Terrace Apts.  NY      24   1,038,300  12/94   10/94      100%
259,387

Highland  Boston,
House          MA        14     748,150  12/96    5/97      100%
571,829

           Boston Capital Tax Credit Fund IV L.P. - Series 22

                       PROPERTY PROFILE AS OF MARCH 31, 1998

Continued
---------
                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of      Acq.   Const   Occupancy
thru
Name       Location   Units 12/31/97    Date    Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
-----------
Kimbark     Longmont,
1200 Apts.     CO      48  $2,001,814   9/95    12/95    100%
$  321,843

Kingsway     Swedsboro,
Apartments     NJ      36   1,489,208   7/95     6/95    100%
46,290

Lake Street  Girard,
Apartments     PA      32   1,365,588   4/95     9/95    100%
342,369

Lost Tree    Branson,
Apartments     MO      88   1,634,014   4/95     6/95    100%
474,948

Maplewood   Sacramento,
Apartments     KY      12     437,445   8/95     9/95    100%
110,881

Marksville   Marksville,
Square Apts.   LA      32     968,125   1/95     1/96    100%
268,848

Neshoba      Philadelphia,
County Apts.   MS      24     852,191   7/95     8/95    100%
251,411

Philadelphia Philadelphia,
Square Apts.   MS      16     545,403   7/95     8/95    100%
149,950

Quankey     Halifax,
Hills Apts.    NC      24   1,020,252   1/95     3/95    100%
200,496

Richmond    Richmond,
Square Apts.   MO      32     948,220  12/94     2/95    100%
818,770

Salem Wood  Salemburg,
Apartments     NC      24     974,010   1/95    12/94    100%
181,355

The Birches Old Orchard Beach,
               ME      88   2,817,500   1/95     3/96    100%
520,672

Troy Villa    Troy,
Apartments     MO      64   2,073,352  12/94     6/95    100%
1,810,416

                Boston Capital Tax Credit Fund IV L.P. - Series
22

                       PROPERTY PROFILE AS OF MARCH 31, 1998

Continued
---------
                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of      Acq.   Const   Occupancy
thru
Name       Location   Units 12/31/97    Date    Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
----------
Twin City     Festus,
Villa          MO      40  $1,539,803   1/95   11/95      100%
$  679,176

               Boston Capital Tax Credit Fund IV L.P. - Series 23

                      PROPERTY PROFILE AS OF MARCH 31, 1998

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of      Acq.   Const   Occupancy
thru
Name       Location   Units 12/31/97    Date    Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
----------
Apple        Edmond,
Village Apts.  OK      160  $3,969,967  11/94   3/96     100%   $
1,572,166

Bayou        Riverview,
Crossing Apts. FL      290   8,412,488   4/95   1/96     100%
3,816,047

Concordia    St. Croix,
Manor II       VI       20   1,536,334   1/95  11/95     100%
259,445

Concordia    St. Croix,
Manor III      VI       20   1,530,710   2/95  12/95     100%
264,007

Columbia     Hempstead,
Commons Apts.  NY       37   1,317,008   5/95   5/95     100%
1,501,605

Country Hill Cedar Rapids,
Apts.Phase II  IA       92   2,200,000   8/95   6/96     100%
1,981,495

Great Pines  Hurleyville,
Apts.          NY       26   1,182,451   7/95  12/95     100%
-0-

Heatheridge  Barling,
Estates **     AR       17     842,800   7/95  11/95     100%
748,240

Ithaca       Ithaca,
Apts. I        MI       28     680,202  11/95   7/95     100%
164,008

Kimbark      Longmont,
1200 Apts.     CO       48   2,001,814   9/95  12/95     100%
965,530

La Pensione  Sacramento,
K Apts.        CA      127   2,300,126   9/95  12/96     100%
1,993,935

Mathis       Mathis,
Apartments     TX       32     918,230   1/95   1/95     100%
219,045

Mid City     Jersey City,
Apartments     NJ       58   3,102,095   9/95   6/94     100%
113,679

Orange
Grove        Orange Grove,
Seniors Apts.  TX       24     673,221   1/95   2/95     100%
104,728

                Boston Capital Tax Credit Fund IV L.P. - Series
23

                       PROPERTY PROFILE AS OF MARCH 31, 1998
Continued
---------                  Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of      Acq.   Const   Occupancy
thru
Name       Location   Units 12/31/97    Date    Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
---------- Philmont     Philmont,
Terrace Apts.  LA       32  $1,498,768   5/95   5/95      100%  $
370,750

Riverview    St. Louis,
Apartments     MO       42   1,255,511   8/95  12/95      100%
1,160,308

South Hills  Bellevue,
Apartments     NE       72   1,890,499   6/95   2/96      100%
1,686,354

St. Peters   St. Peters,
Villa          MO       54   1,963,524   7/95   3/96      100%
1,495,685

The Birches  Old Orchard Beach,
               ME       88   2,800,000   1/95   3/96      100%
520,672

Twin City    Festus,
Villa          MO       40   1,539,803   2/95  11/95      100%
679,176

Village      Kansas City,
Woods Est.     KS       45   1,688,022   5/95  12/95      100%
1,450,000

Vinsett      Van Buren,
Estates **     AR       10          **   7/95  11/95      100%
**

Woodland     Roland,
Hills          OK       10     324,336   7/95   6/95      100%
274,540



**  Two properties which make up one Operating Partnership named
Barlee
Properties L.P. with 27 units. Entire mortgage balance and contributions are listed with Heatheridge Estates.









                                     12
                Boston Capital Tax Credit Fund IV L.P. - Series
24

                       PROPERTY PROFILE AS OF MARCH 31, 1998

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97   Date     Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
----------   Autumn Ridge  Shenandoah
Apartments     VA       34 $1,544,348   7/96    1/97      100%  $
228,356

Brooks      Blue Ridge,
Summit Apts.   GA       36  1,121,159  12/95   11/96      100%
223,280

Brownsville Brownsville,
Apartments     TN       36  1,207,113   9/95    9/95      100%
267,091

Century
East        Bismark,
Apts. IV       ND       24    630,463   8/95    8/95      100%
399,962

Century     Bismark,
East V Apts.   ND       24    630,463  11/95    9/95      100%
399,962

Centenary
Towers      St. Louis
Apts.          MO      100  2,800,000   5/97   12/97      100%
638,344

Cooper's    Irving,
Crossing       TX       93  3,658,614   6/96   12/95      100%
678,966

Edenfield   Millen,
Apartments     GA       48  1,309,752   1/96   12/96      100%
314,827

Elm Street  Yonkers,
Apartments     NY       35  2,183,629    1/96   1/96      100%
407,601

Heritage    Coolidge,
Glen Apts.     AZ       28  1,139,884   4/96    4/96      100%
373,388

Hillridge   Los Lunas,
Apartments     NM       38  1,220,990   8/96    6/96      100%
954,007

Lake          Fargo,
Apartments I   ND       24    615,080   8/95    7/95      100%
399,962

Lakeway     Zwolle,
Apartments     LA       32    877,320  11/95    4/96      100%
110,902

Laurelwood  High Point,
Park Apts.     NC      100  2,417,370   2/96   10/96      100%
2,120,403

Madison Park Boston,
IV Apts.       MA      143  7,772,018   5/96    3/97       97%
1,155,884

                Boston Capital Tax Credit Fund IV L.P. - Series
24

                       PROPERTY PROFILE AS OF MARCH 31, 1998

Continued
---------
                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97   Date     Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
---------- New Hilltop Laurens,
Apartments     SC       72 $1,724,738  11/95   11/95      100%  $
450,039

North       Columbia,
Hampton Pl.    MO       36    873,933  11/95    3/96      100%
1,002,996

Northfield   Jackson,
Housing, L.P.  MS        5    197,582  12/96    9/96      100%
217,266

Pahrump      Pahrump,
Valley Apts.   NV       32  1,402,061   7/96    7/96      100%
318,225

Park Meadow  Gaylord,
Apartments     MI       80  1,950,000   9/95    4/97      100%
1,728,158

Shadowcreek  Overton,
Apartments     NV       24  1,232,717   6/96    9/96      100%
351,320

Stanton      Stanton,
Village Apts.  TN       40  1,216,812   9/95    9/95      100%
279,730

Woodlands     Elko,
Apartments     NV       24  1,140,694  11/95    9/95      100%
269,867

Wyandotte     Los Angeles,
Apartments     CA       73  3,010,000   4/96    2/97      100%
952,329

                Boston Capital Tax Credit Fund IV L.P. - Series
25

                       PROPERTY PROFILE AS OF MARCH 31, 1998

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97   Date     Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
---------- Dogwood    Athens,
Park Apts.    GA       127 $2,648,460  12/95    10/96      100%
$3,538,760

Dunlap     West Point,
Acres         MS        50  1,173,490   9/96     4/96      100%
229,797

Century    Bismark,
East II Apts. ND        24    542,553   8/96     6/96      100%
371,183

Clarke     Pokamoke City,
Manor Apts.   MD        30  1,227,743   2/96     4/96      100%
440,107

Hannah     Ethel,
Heights Apts. MS        28    817,365   6/96    12/96      100%
305,505

Heartland
Green      Horse Cave,
Cave          KY        24    857,145   5/96    11/96      100%
267,177

Hurricane  Hurricane,
Hills         UT        49  1,312,500   9/96     4/97      100%
1,922,394

Laurelwood High Point,
Park Apts.    NC       100  2,417,370   2/96    10/96      100%
946,540

Lenox      Manhattan,
Ave. Apts.    NY        18    416,030  10/96     9/97      100%
753,364

Madison    Boston,
Park IV       MA       143  7,772,018   5/96     3/97       97%
2,054,904

Main       New Rochelle,
Everett Apts. NY        11    636,546   6/96     1/97      100%
782,852

Maple      New Haven,
Hill          CT        32    965,615   2/97     2/98      100%
163,000

Mary Ryder St. Louis,
Home          MO        48    411,130   1/97     6/96       91%
1,591,573

Osborne   White Plains,
Apts.         NY         7    439,615   6/96    12/96      100%
522,325

                 Boston Capital Tax Credit Fund IV L.P. - Series
25

                       PROPERTY PROFILE AS OF MARCH 31, 1998

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97   Date     Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
----------
Rose     Connellsville,
Square        PA        11 $  378,904  10/96      2/97     90%*
$  179,633

Rosewood  Bladenboro,
Estates, II   NC        16    682,762   9/96     12/96    100%
96,392

Sandstone   Great Falls,
Village       MT        48  1,255,565  11/95      8/96    100%
1,291,318

Shannon     Shannon,
Rentals       MS        48  1,272,218   4/96      1/97    100%
222,474

Smith       Roxbury,
House         MA       132  2,336,580   4/96      3/97    100%
1,008,690

Sutton   Indianopolis,
Place         IN       360  6,275,000  11/96     10/97     94%*
532,330

Washington  Dayton,
Arms          OH        93  2,156,566   2/96      2/95    100%
203,859

Wyandotte  Los Angeles,
Apts.         CA        73  3,454,783   4/96      2/97    100%
1,315,122




*  Property was in lease-up phase as of March 31, 1998.

                Boston Capital Tax Credit Fund IV L.P. - Series
26

                       PROPERTY PROFILE AS OF MARCH 31, 1998

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of      Acq.   Const   Occupancy
thru
Name       Location   Units 12/31/97    Date    Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
----------
Academy     West Point,
Apts.         VA        32 $   708,517   4/97     3/98    50%*
$  237,173

Bradley
Estates     Meriden,
Phase I       CT        74   2,806,743   2/97    12/97   100%
550,000

Bradley
Estates     Meriden,
Phase II      CT        42   1,628,514   2/97    12/97   100%
395,000

Brookhaven  Shrevport,
Apts.         LA        35     998,223   2/97     1/97   100%
573,912

Butler      Leesville,
Estates       LA        10     177,250   8/96    10/96   100%
77,627

Calgory     Bismark,
Apts. I       ND        24     632,144   2/96    12/95   100%
414,507

Calgory     Bismark,
Apts. II      ND        24     592,665   2/96    12/95   100%
414,507

Calgory     Bismark,
Apts. III     ND        24     632,144   2/96    12/95   100%
414,507

Cameron     Cameron,
Apts.         LA        40     873,509   8/96    10/96   100%
475,965

Country     Fargo,
Edge Apts.    ND        48   1,100,000   7/97    12/97    64%*
846,735

Devonshire  London,
II Apts.      OH        28     793,645   1/97    12/96   100%
182,070

Devonshire  W. Jefferson,
West Apts.    OH        19     546,687   1/97     1/97   100%
126,983

East Park   Dilworth,
II Apts.      MN        24     588,906   8/96     8/96   100%
525,631

Edgewood    Milledgeville,
Park Apts.    GA        61   1,500,000   5/96     1/97   100%
1,477,023






                                   17
       Boston Capital Tax Credit Fund IV L.P. - Series 26

                       PROPERTY PROFILE AS OF MARCH 31, 1998

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of      Acq.   Const   Occupancy
thru
Name       Location   Units 12/31/97    Date    Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
----------
Edgewood
Estates    Edgewood,
Apts.        TX        22   $  624,806   6/97    11/97      100%
$  138,749

Escher     Trenton,
Street SRO   NJ       104    1,549,680   4/97     U/C        N/A
834,377

Grandview   Fargo,
Apartments    ND       36    1,190,900   8/96     8/96      100%
1,069,522

Grayson     Independence,
Manor         VA       32          -0-   3/98     U/C        N/A
-0-

Hanover     Ashland,
Apts.         VA       40      773,241  11/97     U/C        50%*
256,109

Hanover
Towers      Meriden,
Apts.         CT      100    4,964,754   2/97   11/97       100%
860,000

Hazeltine   Los Angeles,
Apts.         CA       35    1,440,000   6/96    1/97       100%
1,016,298

Holly
Heights    Bowling Green,
Apts.        KY        30    1,381,158   5/97    8/97       100%
241,826

Lake        Fargo,
Apts. IV      ND       24      646,960   2/96   12/95       100%
414,507

Lake        Fargo,
Apts. V       ND       24      617,946   2/96   12/95       100%
414,507

Liberty
Village     Liberty,
Apts.         NY       32    1,624,317   1/97    5/97       100%
361,248

Little      Little Valley,
Valley Est.   NY       24    1,151,515   1/97    4/97       100%
143,337

Maxton      Maxton,
Green Apts.   NC       32      975,985   9/96   12/96       100%
258,281

Madison     Miami Beach,
Apartments    FL       17      424,402   3/96    6/97       100%
737,154

             Boston Capital Tax Credit Fund IV L.P. - Series 26

                       PROPERTY PROFILE AS OF MARCH 31, 1998
(Continued)
                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of      Acq.   Const   Occupancy
thru
Name       Location   Units 12/31/97    Date    Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
----------
Mason        Mason,
Manor Apts.    TN      24 $  935,008    2/96    1/96      100%
$  229,775

Mosby       Littleton,
Forest Apts.  NC       24    783,692   10/96   10/96      100%
496,753

New Hope
Bailey      De Ridder,
Apts.         LA       40    827,721    8/96    9/96      100%
455,212

Nordhoff    North Hills,
Apts.         CA       38  1,990,000    9/96    7/97      100%
1,429,401

Powell
Valley     Jonesville,
Village      VA        34        -0-    3/98     U/C       N/A
-0-

Southwind    Jennings,
Apts. A LDHA   LA      36    801,170    8/96   12/96      100%
428,742

T.R. Bobb   New Iberia,
Apts.         LA       30    774,011    8/96   12/96      100%
428,742

Timmons-
ville       Timmonsville,
Green Apts.   SC       32  1,076,823   10/96    2/97      100%
275,439

Tremont
Station     Tremont,
Apartments    PA       24  1,074,528    5/96   11/96       83%*
265,857

Village
Estates    Victoria,
Apts.        VA        32    683,570    4/97     U/C       87%*
-0-

Village
Green      Gloucester,
Apts.        VA        32  1,156,838    4/97   11/97       90%*
229,902

Warrensburg Warrensburg,
Heights       MO       28  1,123,881   12/96   11/96      100%
-0-

              Boston Capital Tax Credit Fund IV L.P. - Series 26

                       PROPERTY PROFILE AS OF MARCH 31, 1998
(Continued)
                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97   Date     Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
----------
Westside    Salem,
Apts.         AR        29 $1,049,910   8/96    10/96     100%
$  212,016

The Willows Smithville,
Apts.         TX        32    823,195   5/96     5/96     100%
209,768


*  Property was in lease-up phase as of March 31, 1998.
U/C=Property was under construction as of March 31,1998.

              Boston Capital Tax Credit Fund IV L.P. - Series 27

                       PROPERTY PROFILE AS OF MARCH 31, 1998

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97   Date     Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
----------
AHAB Rental
Units      Springfield,
Phase II     MO         17  $  494,868   6/97    11/97       88%*
$  531,236

Angelou
Court      New York,
Apts.        NY         23     420,770  10/97      U/C       N/A
696,576

The Casa   San Juan
Rosa         PR         97     791,499   9/97      U/C       N/A
887,936

Forest Glen
at Sulluy
Station
Phase II   Centreville,
Atps.        VA        119   6,834,653   8/96     6/97       34%*
1,339,550

Harrison
Heights    Harrisonville,
Apts.        MO         48         -0-   1/98    12/96      100%
-0-

Harbor
Towers     Meriden,
Apts.        CT        202  12,757,355   2/97    11/97      100%
2,400,000

Holly
Heights    Storm Lake,
Apts.        IA         32     497,613   4/97      U/C       N/A
463,320

Lake Apts. Fargo,
II           ND         24     615,405   1/97    12/95      100%
396,024

Magnolia
Place      Gautier,
Apts.        MS         40   1,258,431  11/97     1/98      100%
600,020

Pear
Village    Leitchfile,
Apts.        KY         16     623,332   8/96     2/97      100%
478,822

Randolph  Silver Spring,
Village      MD        130   3,590,812   9/96     8/97       89%*
2,637,883

Summer
Hill Sr.   Wayne,
Apts.        NJ        164   6,563,518  11/96      U/C      N/A
1,800,000

              Boston Capital Tax Credit Fund IV L.P. - Series 27

                       PROPERTY PROFILE AS OF MARCH 31, 1998

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97   Date     Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
----------
Sunday     Bowling Green,
Sun Apts.    KY         30 $  293,648  10/96    12/96       100%
$  704,746


*  Property was in lease-up phase as of March 31, 1998.
U/C=Property was under construction as of March 31,1998.

                Boston Capital Tax Credit Fund IV L.P. - Series
28

                       PROPERTY PROFILE AS OF MARCH 31, 1998

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97   Date     Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
-----------
1374
Boston        New York,
Road L.P.     NY        15 $  583,799   2/97     6/97     100%  $
375,811

Ashberry
Manor        Bardstown,
Apts.         KY        24    647,431   2/97     3/97     100%
550,104

Bienville    Ringold,
III Apts.     LA        32    965,769   2/97     2/97     100%
266,129

Blanchard    Blanchard,
Apts.         LA        32    917,903   7/97     7/97     100%
266,129

Bonner
Highland     Bonner Springs,
Apts.         KS        52        -0-  12/97      U/C      N/A
-0-

Chandler
Village      Chandler,
Apts          OK        32    914,896   4/97     4/98     100%
250,639

Cottonwood   Cottonwood,
Apts.         LA        24    740,735   7/97     7/97     100%
213,740

Cottonwood   Holly Grove,
Apts.         AR        24    470,899   2/97     4/97     100%
254,856

Evangeline   Lake Arthur,
Apts.         LA        32    978,205  11/97     1/97     100%
274,713

Fairway      Marlette,
Apts. II      MI        48  1,087,913  12/96     3/97      97%*
255,353

Jackson
Place        Jackson,
Apts.         LA        40  1,031,073   7/97    10/97     100%
737,711

Mapelwood    Winnfield
Apts.         LA        40        -0-   3/98     U/C       N/A
695,570

Milton
Village      Milton,
Apts.         NY        32  1,168,944   2/97     6/97     100%
944,144

Neighborhood
Restorations West Philadelphia,
VII           PA        72        -0-   3/98     2/98     100%
3,428,835

                Boston Capital Tax Credit Fund IV L.P. - Series
28

                       PROPERTY PROFILE AS OF MARCH 31, 1998

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97   Date     Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
-----------
Park
Plaza       West Memphis,
I & II        AR       128  $3,083,469  12/97   11/96     100%
$  553,954

Pin Oak     Bowie,
Village       MD       110   3,325,788  11/97    1/96     100%
3,179,143

Southern
Villa       Russellville
Apts.         KY        32   1,045,041  11/97     U/C      75%*
294,384

Randolph    Silver Spring,
Village       MD       130   1,275,000  12/97    8/97      89%*
-0-

Sand Lane
Manor       Henderson,
Apts.         KY        24      82,224   8/97     U/C      N/A
281,866

Senior
Suites of   Chicago,
Chicago       IL        84     219,021  12/97     U/C      N/A
2,406,084

Sumner      Hartford,
House         CT        79         -0-   1/98     U/C      N/A
1,508,361

Terraceview
Townhomes   Litchfield
Apts.         MN        22     807,862   7/97   10/97     100%
581,121

Tilghman    Dunn,
Square        NC        20     835,355  11/97   10/97     100%
307,605

Wellston
Village     Wellston,
Apts.         OK        14     377,493   4/97    4/98     100%
102,258

Yale
Village     Yale,
Apts.         OK         8         -0-   2/98    U/C       37%*
-0-





*  Property was in lease-up phase as of March 31, 1998.
U/C=Property was under construction as of March 31,1998.


                                   24
                Boston Capital Tax Credit Fund IV L.P. - Series
29

                       PROPERTY PROFILE AS OF MARCH 31, 1998

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97   Date     Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
----------
The
Arbor      Jackson,
Park Apts.   MS       160 $5,700,000   12/96    U/C       28%*  $
1,979,936

The        Richmond,
Arbors        VA       85        -0-    7/97    U/C       N/A
1,335,488

Barrington
Cove       Barrington,
Apts.         RI       60  1,776,900    4/97   5/97      100%
2,515,234

Bent
Tree       Jacksboro,
Apts.         TX       24    456,418   12/97   1/98      100%
94,604

Colonial   Poplarville,
Apts.         MS       16    398,788   10/97   7/97      100%
51,623

Edgewood   Baker,
Apts.         LA       72        -0-    3/97    U/C       N/A
1,392,721

Glenbrook  Saint Jo,
Apts.        TX        24    526,670   12/97   3/97      100%
116,697

The
Lincoln    San Diego,
Hotel        CA        41    939,243    2/97   7/97      100%
565,311

The        Collins,
Meadows      MS        36    295,606    9/97    U/C       N/A
147,166

Lutkin
Bayou      Drew,
Apts.        MS        36    835,786   11/97   6/97      100%
115,370

Nacogdoches
Plaza      Nacodgoches,
Apts.        TX        70        -0-    4/97    U/C       12%*
1,803,104

Park
Crest      Sherwood,
Apts.        AZ       216        -0-    2/98    U/C       N/A
-0-

Pecan
Hill       Bryson,
Apts.        TX        16    375,947    8/97   1/98      100%
64,331

Regency    Poplarville,
Apts.        MS        16    463,162   10/97   7/97      100%
61,641

                               25
       Boston Capital Tax Credit Fund IV L.P. - Series 29

                       PROPERTY PROFILE AS OF MARCH 31, 1998

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97   Date     Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
----------
Rhome      Rhome,
Apts.        TX        24 $  530,918   12/97   2/97      100%
$  128,441

Westfield
Apts       Welsh,
Apts. II     LA        40        -0-   11/97    U/C       N/A
690,387

Willow
Point      Jackson,
Apts. II     MS       120  4,300,000   12/96   2/98       83%*
1,793,268



*  Property was in lease-up phase as of March 31, 1998.
U/C=Property was under construction as of March 31,1998.




























                                      26
       Boston Capital Tax Credit Fund IV L.P. - Series 30

                       PROPERTY PROFILE AS OF MARCH 31, 1998

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97   Date     Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
-----------
Byam
Village     Waterbury,
Apts.         CT        46 $1,503,976   2/97     2/98     100%
$  355,000

Country
Estates     Farmville,
Apts.         VA        24        -0-   3/98     U/C       95%*
-0-

Country
Estates     King George,
Apts.         VA        40        -0-   3/98     U/C       90%*
-0-

Farewell
Mills       Lisbon,
Apts.         ME        27    210,000   8/97     U/C       N/A
-0-

Lakewood    Clarksville,
Apts.         VA        52        -0-   3/98     U/C       78%*
-0-

Lone
Oak         Graham,
Apts.         TX        64    511,472   8/97     U/C       34%*
240,444

Mesa
Grande      Carlsbad,
Apts.         NM        72        -0-   2/98     U/C       N/A
584,039

Nocona
Terrace     Nocona,
Apts.         TX        36    252,262   8/97     U/C       11%*
152,858

Parktrace   Jackson,
Apts.         TN        84     13,275  11/97     U/C       N/A
591,216

Riverbend   Swanzey,
Apts.         NH        24  1,252,049   7/97    2/98      100%
127,118

Royal
Crest       Bowie,
Apts.         TX        48    353,006   8/97     U/C       20%*
202,014

Sunrise Homes
Apts/
Broadway
Place       Hobbs,
Apts.         NM        44        -0-   2/98     U/C       N/A
377,893




                                   27

       Boston Capital Tax Credit Fund IV L.P. - Series 30

                       PROPERTY PROFILE AS OF MARCH 31, 1998

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97   Date     Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
-----------
Whistle
Stop        Gentry,
Apts.         AR        28 $    -0-     9/97      U/C     N/A   $
435,515





*  Property was in lease-up phase as of March 31, 1998.
U/C=Property was under construction as of March 31,1998.






































                                   28
       Boston Capital Tax Credit Fund IV L.P. - Series 31

                       PROPERTY PROFILE AS OF MARCH 31, 1998

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97   Date     Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
-----------
Bent
Tree       San Angelou,
Apts.        TX       112  $ 477,900  12/97    U/C      N/A     $
-0-

Canton
Manor      Canton,
Apts.        MS        32    821,603  11/97    U/C      N/A
98,336

Canton
Village    Canton,
Apts.        MS        42  1,144,526  11/97    U/C      N/A
186,522

Eagles
Ridge      Decatur,
Terrace      TX        89    546,422  12/97    U/C      25%*
291,598

Elmwood    Ellisville,
Apts.        MS        32    681,576  12/97    U/C      N/A
170,436

Giles      Amelia,
Apts.        VA        16        -0-   3/98    U/C      81%*
-0-

Henderson
Terrace    Bridgeport,
Apts.        TX        24    185,804  11/97    U/C      29%*
77,506

Hurricane  Hurricane,
Hills        UT        28        -0-   9/97    U/C      35%*
2,004,672

Madison
Height     Canton
Apts.        MS        80  2,267,398  11/97    U/C      N/A
356,411

Lakeview   City of Little Elm,
Court        TX        24    226,461  11/97    U/C      20%*
53,444

Mesquite   Jacksboro,
Trails       TX        35    146,923  11/97    U/C      28%*
124,803

Munjoy
South
Townhouse  Portland,
Apts.        ME       140  3,925,059   9/97    U/C      N/A
706,503

Nottoway   Blackstone,
Manor        VA        28        -0-   3/98    U/C      64%*
-0-

Parktowne  Cleveland
Apts.        TN        84        -0-  11/97    U/C      N/A
3,026,788


                                   29

       Boston Capital Tax Credit Fund IV L.P. - Series 31

                       PROPERTY PROFILE AS OF MARCH 31, 1998

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97   Date     Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
-----------
Park
Ridge      McKee,
Apts.        KY        22 $  317,785   10/97    U/C      N/A    $
203,078

Pilot      Pilot Point,
Point Apts.  VA        40    329,751   11/97    U/C      37%*
95,774

Riverbend  Bedford,
Apts.        ME        28    239,936   10/97    U/C      N/A
1,061,775

Royal
Estates    Canton,
Apts.        MS        32    843,666   11/97    U/C      N/A
135,825

Sencit
Hampden
Associates Mechanicsburg,
L.P.         PA        48    230,000   10/97    U/C      N/A
100

Silver
Creek      Flat Rock
Apts.        MI       112    175,000    3/98    U/C      N/A
-0-

Springs
Manor      Rawls Spring,
Apts.        MS        32    836,747   12/97    U/C      N/A
230,087

Windsor
Park       Jackson,
Apts.        MS       279  7,500,000   11/97    U/C      N/A
2,179,024


*  Property was in lease-up phase as of March 31, 1998.
U/C=Property was under construction as of March 31,1998.















                                   30
       Boston Capital Tax Credit Fund IV L.P. - Series 32

                       PROPERTY PROFILE AS OF MARCH 31, 1998

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97   Date     Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
-----------
Carriage
Pointe      Old Bridge,
Apts.         NJ        18 $     -0-   1/98     1/97      88%   $
-0-

Chardonnay  Oklahoma City,
Apts.         OK        14       -0-   1/98     1/97      85%*
385,826

Gilette     Sayreville,
Manor         NJ       100        **   1/98     1992     100%
**

Pearlwood   Pearl
Apts.         MS        40       -0-   2/98      U/C      N/A
561,059

Woodhaven   S. Brunswick,
Apts.         NJ        80        **   2/98     1995      92%
**

















*  Property was in lease-up phase as of March 31, 1998.
** 3 properties which make up one Operating Partnership named
FFLP Associates
   LP with 194 units. Entire mortgage balance and capital contributions paid reported with Carriage Pointe Apartments LP.

U/C=Property was under construction as of March 31,1998.










                                   31
Item 3.   Legal Proceedings

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

     (b)  Approximate number of security holders
          As of March 31, 1998, the Fund has 22,997 BAC holders for an aggregate of 39,610,709 BACs, at a subscription price of $10 per
          BAC, received and accepted.

          The BACs were issued in series.  Series 20 consists of
2,444
          investors holding 3,866,700 BACs, Series 21 consists of
1,201
          investors holding 1,892,700 BACs, Series 22 consists of
1,722
          investors holding 2,564,400 BACs, Series 23 consists of
2,165
          investors holding 3,336,727 BACs, Series 24 consists of
1,328
          investors holding 2,169,878 BACs, Series 25 consists of
1,802
          investors holding 3,026,109 BACs, Series 26 consists of
2,412
          investors holding 3,995,900 BACs, Series 27 consists of
1,387
          investors holding 2,460,700 BACs, Series 28 consists of
2,118
          investors holding 4,000,738 BACs, Series 29 consists of
2,313
          investors holding 3,991,800 BACs, Series 30 consists of
1,361
          investors holding 2,651,000 BACs, Series 31 consists of
2,112
          investors holding 4,417,857 BACs, and Series 32
consists of 632
          investors holding 1,236,200 BACs at March 31, 1998.

     (c)  Dividend history and restriction
          The Fund has made no distributions of Net Cash Flow to its BAC
          Holders from its inception, October 5, 1993 through March 31,
          1998.

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

Operations       1998          1997         1996          1995
1994
----------       ----          ----         ----          ----
----
Interest
  Income     $  4,007,240 $  2,498,953 $  1,027,956  $    344,043
$     8,065

Share of Loss
 of Operating
 Partnerships (12,821,176) (10,783,903)  (5,472,852)
(884,379)          -
Operating
 Expenses      (4,654,485)  (3,283,551)  (1,839,647)
(800,135)     (5,561)
              -----------  -----------  -----------   -----------
----------
Net Income
 (Loss)      $(13,468,421)$(11,568,501)$ (6,284,543) $
(1,340,471)$     2,504
              ===========  ===========  ===========   ===========
==========
Net Income
 (Loss)
 per BAC     $       (.36)$       (.50)$       (.41) $
(.36)$       .01
              ===========  ===========  ===========   ===========
==========

Balance Sheet    1998          1997         1996          1995
1994
-------------    ----          ----         ----          ----
----
Total Assets $386,072,953 $259,200,587  $180,061,938 $102,047,029
$10,964,208
              ===========  ===========   ===========  ===========
==========
Total
 Liabilities $ 79,763,815 $ 36,568,416  $ 35,541,287 $ 25,581,723
$   541,432
              ===========  ===========   ===========  ===========
==========
Partners'
 Capital     $306,309,138 $222,632,171  $144,520,651 $ 76,465,306
$10,422,776
              ===========  ===========   ===========  ===========
==========
Other Data
----------
Tax Credits per
BAC for the
Investors Tax Year,
the Twelve Months
Ended December 31,
1997, 1996, 1995
and 1994*    $        .61 $       .52  $        .35 $        -0-
$       N/A
              ===========  ==========   ===========  ===========
==========

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

     The Fund invests in short-term tax-exempt municipal bonds to decrease the amount of taxable interest income that flows through to it's investors.
The Fund anticipates that the investments it purchases will be held to maturity, but periodically the Fund must sell investments to meet certain obligations. Many of the investments sold during the years ended March 31,
1997 and 1998 were yielding coupon rates higher than market rates. A premature sale of these investments may have resulted in realized losses, but when combined with the higher coupon yields the resulting actual yields were consistent with market rates. In selecting investments to purchase and sell the general partner and it's advisors stringently monitor the ratings of the investments and safety of principal.

Capital Resources
-----------------
     The Fund is offering BACs in a Public Offering originally declared effective by the Securities and Exchange Commission on December 16, 1993. The
Fund received and accepted subscriptions for $395,942,500 representing
39,610,709 BACs from investors admitted as BAC Holders in Series 20 through 32 of the Fund. As of March 31, 1998 the Fund is continuing to offer BACs in
Series 32.

     (Series 20). The Fund commenced offering BACs in Series 20 on January
21, 1994. The Fund received and accepted subscriptions for $38,667,000 representing 3,866,700 BACs from investors admitted as BAC Holders in Series 20. Offers and sales of BACs in Series 20 were completed and the last of the BACs in Series 20 were issued by the Fund on June 24, 1994.

     During the fiscal year ended March 31, 1998, the Fund used
$553,877 of
Series 20 net offering proceeds to pay installments of its capital contributions to 6 Operating Partnerships. As of March 31, 1998 proceeds from the offer and sale of BACs in Series 20 had been used to invest in 24
Operating Partnerships in an aggregate amount of $28,572,584 and the Fund had completed payment of all installments of its capital contributions to 21 of the Operating Partnerships. Series 20 has $ 524,696 in capital contributions that remain to be paid to the other 3 Operating Partnerships.

     (Series 21). The Fund commenced offering BACs in Series 21 on July 5,
1994. The Fund received and accepted subscriptions for $18,927,000 representing 1,892,700 BACs from investors admitted as BAC Holders in Series 21. Offers and sales of BACs in Series 21 were completed and the last of the BACs in Series 21 were issued by the Fund on September 30, 1994.

During the fiscal year ended March 31, 1998, the Fund used
$30,517
of Series 21 net offering proceeds to pay installments of its capital contributions to 3 Operating Partnerships. As of March 31, 1998 proceeds from the offer and sale of BACs in Series 21 had been used to invest in 14 Operating Partnerships in an aggregate amount of $13,872,728 and the Fund had completed payment of all installments of its capital contributions to 9 of the Operating Partnerships. Series 21 has $860,126 in capital contributions that remain to be paid to the other 5 Operating Partnerships.

 (Series 22).  The Fund commenced offering BACs in Series 22 on
October
12, 1994. The Fund received and accepted subscriptions for $25,644,000 representing 2,564,400 BACs from investors admitted as BAC Holders in Series 22. Offers and sales of BACs in Series 22 were completed and the last of the BACs in Series 22 were issued by the Fund on December 28, 1994.

     During the fiscal year ended March 31, 1998, the Fund used
$1,261,110
of Series 22 net offering proceeds to pay installments of its capital contributions to 10 Operating Partnerships. As of March 31, 1998 proceeds from the offer and sale of BACs in Series 22 had been used to invest in 28 Operating Partnerships in an aggregate amount of
$18,517,845
and the Fund had completed payment of all installments of its capital
contributions to 22 of the Operating Partnerships.  Series 22 has
$1,836,296
in capital contributions that remain to be paid to the other 6
Operating
Partnerships.

     (Series 23). The Fund commenced offering BACs in Series 23 on January
10, 1995. The Fund received and accepted subscriptions for $33,366,000 representing 3,336,727 BACs from investors admitted as BAC Holders in Series 23. Offers and Sales of BACs in Series 23 were completed and the last of the BACs in Series 23 were issued by the Fund on June 23, 1995.

     During the fiscal year ended March 31, 1998, the Fund used
$1,705,632
of Series 23 net offering proceeds to pay installments of its capital contributions to 7 Operating Partnerships. As of March 31, 1998 proceeds from the offer and sale of BACs in Series 23 had been used to invest in 22 Operating Partnerships in an aggregate amount of $24,352,278 and the Fund had completed payment of all installments of its capital contributions to 14 of the Operating Partnerships. Series 23 has $2,724,109 in capital contributions that remain to be paid to the other 8 Operating Partnerships.

     (Series 24). The Fund commenced offering BACs in Series 24 on June 9,
1995. The Fund received and accepted subscriptions for $21,697,000 representing 2,169,878 BACs from investors admitted as BAC Holders in Series 24. Offers and Sales of BACs in Series 24 were completed and the last of the BACs in Series 24 were issued by the Fund on September 22, 1995.

     During the fiscal year ended March 31, 1998, the Fund used
$1,377,894
of Series 24 net offering proceeds to pay initial and additional installments of its capital contributions to 16 Operating Partnerships. As of March 31, 1998 proceeds from the offer and sale of BACs in Series 24 had been used to invest in 24 Operating Partnerships in an aggregate amount of
$15,939,004 and the Fund had completed payment of all installments of its capital contributions to 12 of the Operating Partnerships.
Series 24 has
$1,518,325 in capital contributions that remain to be paid to the other 12
Operating Partnerships.

     (Series 25). The Fund commenced offering BACs in Series 25 on September
30, 1995. The Fund received and accepted subscriptions for $30,248,000 representing 3,026,109 BACs from investors admitted as BAC Holders in Series 25. Offers and Sales of BACs in Series 25 were completed and the last of the BACs in Series 25 were issued by the Fund on December 29, 1995.

     During the fiscal year ended March 31, 1998, the Fund used
$1,996,981
of Series 25 net offering proceeds to pay installments of its capital contributions to 14 Operating Partnerships. As of March 31, 1998 proceeds from the offer and sale of BACs in Series 25 had been used to invest in 22 Operating Partnerships in an aggregate amount of $22,449,722 and the Fund had completed payment of all installments of its capital contributions to 6 of the Operating Partnerships. Series 25 has $3,396,767 in capital contributions that remain to be paid to the other 16 Operating Partnerships.

     (Series 26). The Fund commenced offering BACs in Series 26 on January
18, 1996. The Fund received and accepted $39,959,000 representing 3,995,000 BACs from investors admitted as BAC Holders in Series 26. Offers and sales of BACs in Series 26 were completed and the last of the BACS in Series 26 were issued by the Fund on June 14, 1996.

     During the fiscal year ended March 31, 1998, the Fund used
$5,715,139
of Series 26 net offering proceeds to pay initial and additional installments of its capital contributions to 29 Operating Partnerships. As of March 31, 1998 proceeds from the offer and sale of BACs in Series 26 had been used to invest in 42 Operating Partnerships in an aggregate amount of
$27,755,832 and the Fund had completed payment of all installments of its capital contributions to 11 of the Operating Partnerships.
Series 26 has
$9,269,613 in capital contributions that remain to be paid to the other 31
Operating Partnerships.

     (Series 27). The Fund commenced offering BACs in Series 27 on June 17,
1996. The Fund received and accepted $24,607,000 representing 2,460,700 BACs from investors admitted as BAC Holders in Series
27. Offers and sales of BACs in Series 27 were completed and the last of the BACS in Series 27 were issued by the Fund on September 27, 1996.

     During the fiscal year ended March 31, 1998, the Fund used
$4,713,523
of Series 27 net offering proceeds to pay initial and additional installments of its capital contributions to 12 Operating Partnerships. As of March 31, 1998 proceeds from the offer and sale of BACs in Series 27 had been used to invest in 13 Operating Partnerships in an aggregate amount of
$16,548,629 and the Fund had completed payment of all installments of its capital contributions to one of the Operating Partnerships. Series 27 has
$3,524,022 in capital contributions that remain to be paid to the other 12 Operating Partnerships.

     (Series 28). The Fund commenced offering BACs in Series 28 on September
30, 1996. The Fund received and accepted $39,999,000 representing 4,000,738 BACs from investors admitted as BAC Holders in Series 28. Offers and sales of BACs in Series 28 were completed and the last of the BACS in Series 28 were issued by the Fund on January 31, 1997.



     During the fiscal year ended March 31, 1998, the Fund used
$16,095,025
of Series 28 net offering proceeds to pay initial and additional installments of its capital contributions to 21 Operating Partnerships. As of March 31, 1998 proceeds from the offer and sale of BACs in Series 28 had been used to invest in 25 Operating Partnerships in an aggregate amount of $24,959,483 and the Fund had completed payment of all installments of its capital contributions to 3 of the Operating Partnerships. Series 28 has $7,185,987 in capital contributions that remain to be paid to the other 22 Operating
Partnerships.

     (Series 29). The Fund commenced offering BACs in Series 29 on February
10, 1997. The Fund received and accepted $10,135,000 representing 3,991,800 BACs from investors admitted as BAC
Holders in Series 29. Offer and sales of BACs in Series 29 were completed on June 20, 1997.

     During the fiscal year ended March 31, 1998, the Fund used
$8,746,483
of Series 29 net offering proceeds to pay initial and additional installments of its capital contributions to 16 Operating Partnerships. As of March 31,
1998 proceeds from the offer and sale of BACs in Series 29 had been used to invest in 17 Operating Partnerships in an aggregate amount of $22,222,236 and the Fund had not completed payment of all installments of its capital contributions to any of the Operating Partnerships. Series 29 has $9,330,218
in capital contributions that remain to be paid to the 17
Operating
Partnerships.

(Series 30).  The Fund commenced offering BACs in Series 30 on
June 23,
 1997. The Fund received and accepted $26,490,750 representing 2,651,000 BACs from investors admitted as BAC Holders in Series
30. Offer and sales of BACs in Series 30 were completed on September 10, 1997.

     During the fiscal year ended March 31, 1998, the Fund used
$2,201,978
of Series 30 net offering proceeds to pay initial and additional installments of its capital contributions to 9 Operating Partnerships. As of March 31,
1998 proceeds from the offer and sale of BACs in Series 30 had been used to invest in 13 Operating Partnerships in an aggregate amount of $12,787,385 and the Fund had not completed payment of all installments of its capital contributions to any of the Operating Partnerships. Series 30 has $9,721,288
in capital contributions that remain to be paid to the 13
Operating
Partnerships.

     (Series 31). The Fund commenced offering BACs in Series 31 on September
11, 1997. The Fund had received and accepted $44,057,750 representing 4,417,857 BACs from investors admitted as BAC
Holders in Series 31. Offer and sales of BACs in Series 31 were completed on January 18, 1998.

     During the fiscal year ended March 31, 1998, the Fund used
$10,228,698
of Series 31 net offering proceeds to pay initial and additional installments of its capital contributions to 18 Operating Partnerships. As of March 31,
1998 proceeds from the offer and sale of BACs in Series 31 had been used to invest in 22 Operating Partnerships in an aggregate amount of $25,427,984 and the Fund had not completed payment of all installments of its capital contributions to any of the Operating Partnerships. Series 31 has $14,425,302
in capital contributions that remain to be paid to the 22
Operating
Partnerships.


     (Series 32). The Fund commenced offering BACs in Series 32 on January
19, 1998. As of March 31, 1998, the Fund had received and accepted
$12,362,000 representing 1,236,200 BACs from investors admitted as BAC Holders in Series 32. As of March 31, 1998 the Fund is continuing to offer BACs in
Series 32.

     During the fiscal year ended March 31, 1998, the Fund used
$946,885
of Series 32 net offering proceeds to pay initial and additional installments of its capital contributions to 2 Operating Partnerships. As of March 31,
1998 proceeds from the offer and sale of BACs in Series 32 had been used to invest in 3 Operating Partnerships in an aggregate amount of $7,493,801 and the Fund had not completed payment of all installments of its capital contributions to any of the Operating Partnerships. Series 32 has $6,546,916
in capital contributions that remain to be paid to the 3
Operating
Partnerships.

Results of Operations
---------------------
     The Fund incurs a fund management fee to the General Partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the
Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating
Partnership. The annual fund management fee incurred for the fiscal years ended March 31, 1998 and 1997 was $2,454,590 and $1,747,642, respectively.
The amount is anticipated to increase in subsequent fiscal years as additional
Operating Partnerships are acquired.

    The Fund's investment objectives do not include receipt of significant cash flow distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating
Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

(Series 20).  As of March 31, 1998 and 1997, the average
Qualified
Occupancy for the series was 100% and 99.9%, respectively. The series had a total of 24 Operating Partnerships at March 31, 1998, all of which were at 100% qualified occupancy.

     For the tax years ended December 31, 1997 and 1996, the series, in total, generated $2,743,341 and $2,543,951, respectively in passive income tax losses that were passed through to the investors and also provided $1.33 and $.829, respectively, in tax credits per BAC to the investors.

     As of March 31, 1998 and 1997 the Investments in Operating Partnerships for Series 20 was $23,307,328 and $25,829,683, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the years ended March 31, 1998 and 1997, the net loss of the series was $2,844,245 and $3,320,223, respectively. The major components of these amounts are the Fund's share of losses from Operating
Partnerships and the
fund management fee. It is anticipated that the net loss will begin to stabilize in future years as the Operating Partnerships stabilize operations.


     During 1996, the Operating General Partner of Breeze Cove Limited Partnership (Breeze Cove Apartments) experienced financial difficulties. Shortly thereafter, the Operating General Partner and its affiliated management company were replaced. The new management company has steadily improved occupancies throughout 1997 and 1998. It currently stands at 99%. Operations are anticipated to improve in 1998 due to high occupancies and management's plans to refinance by year-end.

     The Operating General Partner of East Douglas Apartments Limited Partnership (East Douglas Apartments) failed to meet his partnership obligations. As a result, the Operating General Partner and its related management agent were replaced in April, 1998. The new management company is focusing on improving the property's physical occupancy and operations. It is also anticipated that the mortgage will be refinanced by year-end.

     In August 1996 the General Partner was notified that Virginia Avenue Affordable Limited Partnership (Kristine Apartments) was named as defendant in a land encroachment complaint. Initial efforts to settle the complaint were unsuccessful, but recently the parties reached a tentative settlement agreement by which the operating partnership would receive an appropriate quit claim deed and other title related documents confirming the partnership's interest in the disputed property.

     (Series 21).  As of March 31, 1998 and 1997, the average
Qualified
Occupancy for the series was 93.6% and 86.0%, respectively. The series had a total of 14 properties at March 31, 1998. Out of the total, 8 were at 100%
qualified occupancy and 1 was in initial lease-up.

     For the tax years ended December 31, 1997 and 1996, the series, in total, generated $1,282,891 and $1,273,18, respectively, in passive income tax losses that were passed through to the investors and also provided $1.13 and $.906, respectively, in tax credits per BAC to the investors.

    As of March 31, 1998 and 1997, the Investments in Operating Partnerships for Series 21 was $9,560,326 and $11,515,577, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the years ended March 31, 1998 and 1997, the net loss of the series was $2,098,068 and $2,361,437, respectively. The major components of these amounts are the Fund's share of losses from Operating
Partnerships, and the
fund management fee. It is anticipated that the net loss begin to stabilize in future years as the Operating Partnerships lease-up and stabilize operations.

     (Series 22).  As of March 31, 1998 and 1997, the average
Qualified
Occupancy for the series was 100% and 97.3%, respectively. The series had total of 28 properties at March 31, 1998, all or which were at 100% qualified occupancy.

     For the tax years ended December 31, 1997 and 1996, the series, in total, generated $1,646,323 and $1,779,026, respectively, in passive income tax losses that were passed through to the investors and also provided $1.19 and $.897, respectively, in tax credit per BAC to the investors.

     As of March 31, 1998 and 1997 the Investments in Operating Partnerships for Series 22 was $16,104,712 and $17,576,959, respectively. The decrease is primarily a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the years ended March 31, 1998 and 1997, the net loss of the series was $1,654,264 and $2,058,842, respectively. The major components of these amounts are the Fund's share of losses from Operating
Partnerships and the
fund management fee. It is anticipated that the net loss will fluctuate until the series finishes acquiring Operating
Partnerships and the new Operating Partnerships complete construction, lease-up, and stabilize operations.

     (Series 23). As of March 31, 1998 and 1997, the average
Qualified
Occupancy for the series was 100% and 96.7%, respectively.  The series had a
total of 22 properties at March 31, 1998, all of which were at
100%
qualified occupancy.

     For the tax years ended December 31, 1997 and 1996, the series, in total, generated $2,328,388 and $2,293,323, respectively, in passive income tax losses that were passed through to investors and also provided $1.29 and .897, respectively in tax credits per BAC to the investors.

     As of March 31, 1998 and 1997 the Investments in Operating Partnerships for Series 23 was $23,271,914 and $25,009,648, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the years ended March 31, 1998 and 1997 the net loss of the series was $1,927,661 and $1,996,916, respectively. The major components of these amounts are the Fund's share of losses from Operating
Partnerships and the fund management fee.

     (Series 24). As of March 31, 1998 and 1997, the average
Qualified
Occupancy for the series was 99.9% and 91.3%, respectively. The series had a total of 24 properties at March 31, 1998. Out of the total, 23 were at 100% qualified occupancy.

     For the tax years ended December 31, 1997 and 1996, the series, in total, generated $1,556,521 and $1,048,795, respectively, in passive income tax losses that were passed through to investors and also provided $1.12 and $.503, respectively in tax credits per BAC to the investors.

     As of March 31, 1998 and 1997, the Investments in Operating Partnerships for Series 24 was $15,422,126 and $15,915,977, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Investments in Operating Partnerships was also affected by the acquisition of one additional Operating Partnership.



     For the years ended March 31, 1998 and 1997 the net loss of the Series was $1,575,358 and $928,613, respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships and the fund management fee. It is anticipated that the net loss will continue to fluctuate in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships, and they become fully leased-up and stabilize operations.

     In the current fiscal year the Investment General Partner became aware of the Operating General Partner's intention to not completely fund construction costs of SG Wyandotte L.P. (Wyandotte Apartments). As a result, the Operating General Partner was removed in August 1997. The new Operating General Partner is currently working with a local construction consultant to complete the final payments of the subcontractors. During the first quarter 1997 construction was completed, and the property reached 100% qualified occupancy by December 1997. The new Operating General Partner is currently working with the Opearting Partnership's mortgage lender to convert to permanent loan status by the end of the year.

     (Series 25). As of March 31, 1998 and 1997, the average
Qualified
Occupancy for the series was 98.7% and 81.4%, respectively. The series had a total of 22 properties at March 31, 1998. Out of the total, 18 were at 100%
qualified occupancy and 2 were in initial lease-up.

     For the tax year ended December 31, 1997 and 1996, the series, in total, generated $2,174,096 and $449,199, respectively in passive income tax losses that were passed through to investors and also provided 1.08 and $.134 in tax credits per BAC to the investors.

     As of March 31, 1998 and 1997 the Investments in Operating Partnerships for Series 25 was $22,681,362 and $24,266,974, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the year ended March 31, 1998 and March 31, 1997 the net loss of the series was $1,793,365 and $760,670, respectively.
The major components of these amounts are the Fund's share of losses from Operating Partnerships, the fund management fee and interest income earned on Offering proceeds to be used for acquisitions and working capital reserves that have yet to be expended. It is anticipated that the net loss will continue to fluctuate in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships and they become fully leased-up and stabilize operations.

     In the current fiscal year the Investment General Partner became aware of the Operating General Partner's intention to not completely fund construction costs of SG Wyandotte L.P. (Wyandotte Apartments). As a result, the Operating General Partner was removed in August 1997. The new Operating General Partner is currently working with a local construction consultant to complete the final payments of the subcontractors. During the first quarter 1997 construction was completed, and the property reached 100% qualified occupancy by December 1997. The new Operating General
Partner is currently working with the Opearting Partnership's mortgage lender to convert to permanent loan status by the end of the year.

     (Series 26). As of March 31, 1998 and 1997, the average
Qualified
Occupancy for the series was 95.5% and 87.7%, respectively. The series had a total of 42 properties at March 31, 1998. Out of the total, 33 were at 100% qualified occupancy and 4 were in initial lease-up. The series also had 3 properties that were under construction, and 2 properties with multiple buildings, some of which were under construction and some of which were in initial lease-up at March 31, 1998.

    For the tax years ended December 31, 1997 and 1996, the series, in total, generated $1,535,837 and $752,999, respectively, in passive income tax losses that were passed through to investors. The series also provided tax credits to the investors of .590 for 1997 and from $.163 to .256 for 1996 depending on the investors' date of admission.

    As of March 31, 1998 and 1997, the Investments in Operating Partnerships for Series 26 was $29,729,194 and $21,613,713, respectively. The increase is a result of the Fund acquiring 9 additional interests in Operating
Partnerships, and costs capitalized to the investment account which were incurred by the Fund in acquiring the Operating Partnerships. Investments in
Operating Partnerships was also affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the years ended March 31, 1998 and 1997 the net loss of the series was $1,016,127 and $209,997, respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships, the fund management fee and interest income earned on Offering proceeds to be used for acquisitions and working capital reserves that have yet to be expended. It is anticipated that the net loss will continue to fluctuate in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships and they become fully leased-up and stabilize operations.

     In the current fiscal year the Investment General Partner became aware of the Operating General Partner's intention to not completely fund construction costs of SG Hazeltine Limited Partnership (Hazeltine Apartments). As a result, the Operating General Partner was removed in August 1997. The new Operating General Partner is currently working with a local construction consultant to complete the final payments of the subcontractors. During the first quarter 1997 construction was completed and the property reached 100% qualified occupancy by December 1997. The new Operating General Partner is currently working with the Opearting Partnership's mortgage lender to convert to permanent loan status by the end of the year.

     (Series 27). As of March 31, 1998 and 1997 the average Qualified Occupancy for the series was 90.1% and 100%, respectively. The series had a total of 13 properties at March 31, 1998. Out of the total, 6 were at 100% qualified occupancy and 3 were in initial lease-up. The series also had 4 properties that were still under construction as of March 31, 1998.

For the tax years ended December 31, 1997 and 1996, the series, in total, generated $748,300 and $176,089, respectively, in passive income tax losses that were passed through to investors. The series also provided tax credits to the investors of .201 for 1997 and from $.060 to .090 for 1996 depending on the investors' date of admission.

     As of March 31, 1998 and 1997, the Investments in Operating Partnerships for Series 27 was $18,158,317 and $13,365,524, respectively. The increase is a result of the Fund acquiring 6 additional interests in Operating Partnerships and costs capitalized to the investment account which were incurred by the Fund in acquiring the Operating Partnerships. Investments in Operating Partnerships was also affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the year ended March 31, 1998 and for the period ended March 31, 1997 the net loss of the Series was $787,105 and $24,327, respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships, the fund management fee and interest income earned on Offering proceeds to be used for acquisitions and working capital reserves that have yet to be expended. It is anticipated that the net loss will fluctuate in the future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships, and they become fully leased-up and stabilize operations.

     (Series 28). As of March 31, 1998 and 1997, the average Qualified Occupancy for the series was 94.9% and 98.5%, respectively. The series had a total of 25 properties at March 31, 1998. Out of the total, 16 were at 100% qualified occupancy and 2 were in initial lease-up . The series also had 5 properties that were still under construction, and 2 properties with multiple buildings some of which were under construction and some of which were in lease-up at March 31, 1998.

     For the tax year ended December 31, 1997 the series, in total, generated $483,903 in passive income tax losses that were passed through to investors and also provided $.066 in tax credit per BAC. For the tax year ended December 31, 1996 the series, in total generated $15,796 in passive income but did not generate any tax credits to pass through to the investors.

     As of March 31, 1998 and 1997 the Investments in Operating Partnerships for Series 28 was $28,144,829 and $3,387,008, respectively. The increase is a result of the Fund acquiring 20 additional investments in Operating Partnerships, and costs capitalized to the investment account which were incurred by the Fund in acquiring the Operating Partnerships. Investments in Operating Partnerships was also affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the year ended March 31, 1998 and for the period ended March 31, 1997 the net income of the series was $264,071 and $91,590, respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships, the fund management fee, general and administrative expenses and interest income earned on Offering proceeds to be used for acquisitions and working capital reserves that have yet to be expended.

It is anticipated that operations will continue to fluctuate in future years until the series finishes acquiring Operating
Partnerships, construction is completed on the Operating
Partnerships and they become fully leased-up and stabilize operations.

     (Series 29). As of March 31, 1998 and March 31, 1997, the average Qualified Occupancy for the series was 85.3% and 0%, respectively. The series had a total of 17 properties at March 31, 1998. Out of the total, 9 were at 100% qualified occupancy and 1 was in initial lease-up. The series also had 5 properties that were still under construction, and 2 properties with multiple buildings some of which were under construction and some of which were in lease-up at March 31, 1998.

     For the tax year ended December 31, 1997 the series, in total, generated $393,806 in passive income tax losses that were passed through to investors.
The series also provided tax credits to the investors, below is a summary of tax credits per BAC by month of admission.

              February        $.241
              March           $.220
              April           $.198
              May             $.176
              June            $.154

The series had not admitted any investors as of December 31, 1996, therefore, it has no comparative information to report.

     As of March 31, 1998 and 1997, the Investments in Operating Partnerships for Series 29 was $24,760,987 and $6,100,572, respectively. The increase is a result of the Fund acquiring 14 additional interests in Operating Partnerships, and costs capitalized to the investment account which were incurred by the Fund in acquiring the Operating Partnerships. Investments in Operating Partnerships, was also affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the year ended March 31, 1998 and for the period ended March 31, 1997 the net (loss) income of the series was $(276,745) and $934, respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships, the fund management fee, general and administrative expenses and interest income earned on Offering proceeds to be used for acquisitions and working capital reserves that have yet to be expended. It is anticipated that the net loss will fluctuate in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships, they become fully leased-up, and stabilize operations.

    (Series 30). As of March 31, 1998 the average Qualified Occupancy for the series was 66.0%. The series had a total of 13 properties at March 31, 1998.
Out of the total, 2 were at 100% qualified occupancy. The series also had 5 properties that were still under construction, and 6 properties with multiple buildings some of which were under construction and some of which were in lease-up at March 31, 1998.


     For the tax year ended December 31, 1997, the series, in total, generated
$42,545 in passive income tax losses that were passed through to investors.
The series also provided tax credits to the investors, below is a summary of tax credit per BAC by month of admission.

              July            $.016
              August          $.013
              September       $.011

     As of March 31, 1998, the Investments in Operating Partnerships for Series 30 was $14,400,077. The amount is a result of the Fund acquiring
13 interests in Operating Partnerships and costs capitalized to the investment account which were incurred by the Fund in acquiring the Operating
Partnerships. Investments in Operating Partnerships was also affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each
Operating Partnership's results of operations and for any distributions received or accrued.

     For the period ended March 31, 1998 the net income of the Series was
$331,331. The major components of this amount are the Fund's share of income from Operating Partnerships, general and administrative expenses and interest income earned on Offering proceeds to be used for acquisitions and working capital reserves that have yet to be expended. It is anticipated that the operations will fluctuate in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships, and they become fully leased-up and stabilize operations.

      Since Series 30 did not commence operations until after March 31, 1997, it does not have any comparative information to report.

     (Series 31). As of March 31, 1998, the average Qualified
Occupancy for
the series was 39.9%. The series had a total of 22 properties at March 31,
1998 of which 14 were still under construction, and 6 had multiple buildings some of which were under construction and some of which were in lease-up.

     For the tax year ended December 31, 1996, the series, in total, generated
$140,296 in passive income losses to pass through to the investors and also provided .010 in tax credits per BAC. The series had not admitted any investors as of December 31, 1996, therefore, it has no comparative information to report.

     As of March 31, 1998 Investments in Operating Partnerships for Series 31 was $29,042,410. The amount is a result of the Fund acquiring
22 interests in Operating Partnerships, and costs capitalized to the investment account which were incurred by the Fund in acquiring the Operating
Partnerships. Investments in Operating Partnerships was also affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each
Operating Partnership's results of operations and for any distributions received or accrued.





     For the period ended March 31, 1998 the net loss of the series was
$69,689. The major components of this amount are general and administrative expenses and interest income earned on Offering proceeds to be used for acquisitions and working capital reserves that have yet to be expended. It is anticipated that the net loss will fluctuate in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships and they become fully leased-up and stabilize operations.

     Since Series 31 did not commence operations until after March 31, 1997, it does not have any comparative information to report.

     (Series 32). As of March 31, 1998, the average Qualified
Occupancy for
the series was 91.3%. The series had a total of 3 properties at March 31,
1998, 1 of which was in active lease-up and 1 of which were still under construction.

     The series had not admitted any investors as of December 31, 1997, therefore, it had no passive income tax losses or tax credits to pass through to investors for the tax year ended December 31, 1997.

     As of March 31, 1998, the Investments in Operating Partnerships for Series 32 was $8,571,676. The amount is a result of the Fund acquiring
3 interests in Operating Partnerships, and costs capitalized to the investment account which were incurred by the Fund in acquiring the
Operating Partnerships. In the future, Investments in Operating Partnerships, will also be affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the period ended March 31, 1998 the net loss of the series was
$21,196. The major component of this amount is general and administrative expenses. It is anticipated that the net loss will fluctuate in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships, they become fully leased-up, and stabilize operations.

     Since the Series did not commence operations until after March 31, 1997, it does not have any comparative information to report.

Recent Accounting Statements Not Yet Adopted
--------------------------------------------
     On March 31, 1997, the fund adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 provides accounting and reporting standards for the amount of earnings per share. SFAS No. 129 requires the disclosure in summary form within the financial statements of pertinent rights and privileges of the various securities outstanding. The implementation of these standards has not materially affected the partnership's financial statements.

  In June 1997, the Financial Accounting Standards Board issued
SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131,
"Disclosures about Segments of an Enterprise and Related
Information." In February 1998, the Financial Accounting
Standards Board issued SFAS No. 132, "Employees' Disclosures about


Pensions and Other Post-retirement Benefits." SFAS No. 130 is effective for years beginning after December 15, 1997. SFAS No.
131 and No. 132 are effective for years beginning after December
31, 1997 and early adoption is encouraged.

    The fund does not have any items of other comprehensive income, does not have other segments of its business or when to report, and does not have any pensions or other post-retirement benefits. Consequently, these pronouncements are expected to have no effect on the fund's financial statements.

     Boston Capital and its management have reviewed the potential computer problems that may arise from the century date change known as the "Year 2000"or "Y2K" problem. We are currently in the process of taking the necessary precautions to minimize any disruptions. The majority of Boston Capital's systems are "Y2K" compliant. For all remaining systems we have contacted the vendors to provide us with the necessary upgrades and replacements. Boston Capital is committed to ensuring that the "Y2K" issue will have no impact on our investors.

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

     Herbert F. Collins, age 68, is co-founder and Chairman of the Board of Boston Capital Corporation. Nominated by President Clinton and confirmed by the United States Senate, Mr. Collins served as the Republican private sector member of the Thrift Depositor Protection Oversight Board. During 1990 and 1991 he served as Chairman of the Board of Directors for the Federal Home Loan Bank of Boston, a 314-member, $12 billion central bank in New England. Mr. Collins is the co-founder and past President of the Coalition for Rural Housing and Development. In the 1980s he served as Chairman of the Massachusetts Housing Policy Commission to evaluate current programs and recommend future housing policy. Additionally, he served as a member of the Board of Directors of the Metropolitan Boston Housing Partnership and on the Mitchell-Danforth Task Force, which helped structure the 1990 federal Tax Credit legislation. Mr. Collins also is a past Member of the Board of Directors of the National Leased Housing Association and has served as a member of the U. S. Conference of Mayors Task Force on "HUD and the cities: 1995 and Beyond." Mr. Collins also was a member of the Fannie Mae Housing Impact Advisory Council and the Republican Housing Opportunity Caucus. He is Chairman of the Business Advisory Council and a member of the National Council of State Housing Agencies Tax Credit Commission. Mr. Collins graduated from Harvard College. President Bush appointed him to the President's Advisory Committee on the Arts at the John
F. Kennedy Center for the Performing Arts. He is a leader in the civic community, serving on the Boards of Youthbuild Boston, the Pine Inn and I Have a Dream Foundation.

     John P. Manning, age 50, is co-founder, President and Chief Executive Officer of Boston Capital Partners, Inc., where he is responsible for strategic planning, business development and
corporate investor relations.   In addition to his
responsibilities at Boston Capital, Mr. Manning is a proactive leader in the industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, to review and reform the Low Income Housing Tax Credit. He was the founding President of the Affordable Housing Tax Credit Coalition, is a member of the board of the National Leased Housing Association and sits on the Advisory Board of the publication Housing and Development Reporter. During the 1980s he served as a member of the Massachusetts Housing Policy Committee, as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee, on the critical role of the private sector in the success of the Low Income Housing Tax Credit Program.
In 1996, President Clinton appointed him to the President's Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. Mr. Manning also is a leader in the civic community, serving on the Boards of
Youthbuild Boston and the Pine Street Inn. Mr. Manning is a graduate of Boston College.

      Richard J. DeAgazio, age 53, is Executive Vice President of Boston Capital Partners, Inc., and is President of Boston Capital Services, Inc. Mr. DeAgazio serves on the national Board of
Governors  of  the  National Association  of  Securities  Dealers
(NASD), was the Vice Chairman of the NASD's District 11 Committee, and serves on the NASD's national Business Conduct Committee, the State Liaison Committee and the Direct Participation Program Committee. He is a founder and past President of the National Real Estate Investment Association, past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter) and the Real Estate Investment Association. Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He is a leader in the community and serves on the Business Leaders Council of the Boston Symphony, Board of Advisors for the Ron Burton Training Village and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University.

      Christopher W. Collins, age 43, is an Executive Vice President and a principal of Boston Capital Partners, Inc., and is responsible for, among other areas, overseeing the investment portfolio of funds sponsored by Boston Capital and the acquisition of real estate investments on behalf of such funds. Mr. Collins has had extensive experience in real estate development activities, having founded and directed the American Development Group, a comprehensive real estate development firm, and has also had extensive experience in the area of acquiring real estate investments. He is on the Board of Directors of the National Multi-Housing Council and a member of the Massachusetts Housing Finance Agency Multi-Family Advisory Committee. He graduated from the University of New Hampshire.

      Anthony A. Nickas, age 37, is Chief Financial Officer of Boston Capital Partners, Inc., and serves on the firm's Operating Committee. He has twelve years of experience in the accounting and finance field and has supervised the financial aspects of Boston Capital's project development and property management affiliates. Prior to joining Boston Capital in 1987, he was Assistant Director of Accounting and Financial Reporting for the Yankee Companies, Inc., and was an Audit Supervisor for Wolf & Company of Massachusetts, P.C., a regional certified public accounting firm based in Boston. He graduated with honors from Norwich University.



     (f)  Involvement in certain legal proceedings.

     None.

     (g)  Promoters and control persons.

     None.








Item 11.  Executive Compensation
     (a), (b), (c), (d) and (e)

     The Fund has no officers or directors. However, under the terms of the
Amended and Restated Agreement and Certificate of Limited
Partnership of the
Fund, the Fund has paid or accrued obligations to the General Partner and its affiliates for the following fees during the 1998 fiscal year:

     1. An annual fund management fee based on .5 percent of the aggregate cost of all Apartment Complexes acquired by the Operating
Partnerships has
been accrued or paid to Boston Capital Asset Management Limited
Partnership.
The annual fund management fees charged to operations for the year ended March
31, 1998 was $2,454,590.

     2.  The Fund has reimbursed an affiliate of the General
Partner a total
of $318,316 for amounts charged to operations during the year ended March 31,
1998. The reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

     3.  The Fund has reimbursed affiliates of the General
Partner a total
of $330,066 for amounts charged to syndication during the year ended March
31, 1998. The reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

     4. The General Partner has the right to charge acquisition fees and expenses in connection with the purchase of Operating Partnership interests.
During the 1998 fiscal year, the Fund accrued or paid $9,578,948 of acquisition fees and expenses to the General Partner or its affiliates.

     5. Dealer Manager fees of $2,201,893 were accrued or paid to Boston
Capital Services, Inc. during the 1998 fiscal year in respect to the sale of units.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     (a)  Security ownership of certain beneficial owners.

          As of March 31, 1998, 39,610,709 BACs had been issued.
No person
          is known to own beneficially in excess of 5% of the outstanding
          BACs in any of the series.

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

          The Fund has no officers or directors. However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partner and its Affiliates during the organization and operation of the Fund. Additionally, the General
          Partner will receive distributions from the partnership if there is cash available for distribution or residual proceeds as defined in the Fund Agreement. The amounts and kinds of compensation and fees are described on page 43 of the Prospectus, as supplemented, under the caption "Compensation and Fees", which is incorporated herein by reference.  See Note B of Notes to Financial
Statements
          in Item 14 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partner and its affiliates for the period
          April 1, 1995 through March 31, 1998.

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


















                                    PART IV
                                    -------
Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

     (a) 1 and 2.  Financial Statements and Financial Statement
                   Schedules

     Independent Auditors' Report

     Balance Sheets, March 31, 1998 and 1997

     Statements of Operations for the years or periods ended
     March 31, 1998, 1997 and 1996

     Statements of Changes in Partners' Capital for the years or periods ended March 31, 1998, 1997 and 1996

     Statements of Cash Flows for the years or periods ended
     March 31, 1998, 1997 and 1996

     Notes to Financial Statements, March 31, 1998, 1997, and
1996

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

    aj.   Agreement of Limited Partnership of Elm Street
Associates, L.P.
          (incorporated by reference from Registrants current
report on form
          8-k as filed with the Securities and Exchange
Commission on April 7,
          1997.)
    ak.   Agreement of Limited Partnership of Brookhaven
Apartments
          Partnership (incorporated by reference from Registrants current report on form 8-k as filed with the Securities and Exchange
          Commission on May 21, 1997.)

    al.   Agreement of Limited Partnership of Maple Limited
Partnership
          (incorporated by reference from Registrants current report on form
          8-k as filed with the Securities and Exchange
Commission on July 16,
          1997.)

    am.   Agreement of Limited Partnership of Byam Limited
Partnership
          (incorporated by reference from Registrants current report on form
          8-k as filed with the Securities and Exchange
Commission on July 22,
          1997.)

    an.   Agreement of Limited Partnership of Harbor Limited
Partnership
          (incorporated by reference from registrants current report on form
          8-k as filed with the Securities and Exchange
Commission on July 22,
          1997.)

    ao.   Agreement of Limited Partnership of Bradley Phase II
Limited
          Partnership (incorporated by Reference from registrants current report on form 8-K as filed with the Securities and Exchange
          Commission on July 22, 1997.)

    ap.   Agreement of Limited Partnership of Butler
Street/Hanover Towers
          Limited Partnership (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange
          Commission on July 22, 1997.)

    aq.   Agreement of Limited Partnership of Bradley Phase I
Limited
          Partnership (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange
          Commission on July 22, 1997.)

                                      57
    ar.   Agreement of Limited Partnership of 1374 Boston Road
Limited
          Partnership (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange
          Commission on August 5, 1997.)

    as.   Agreement of Limited Partnership of Centenary Housing
Limited
          Partnership (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange
          Commission on August 5, 1997.)

    at.   Agreement of Limited Partnership of Lake Apartments II
Limited
          Partnership (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange
          Commission on August 5, 1997.)

    au.   Agreement of Limited Partnership of AHAB Project One,
LP
          (incorporated by reference from registrants current report on form
          8-k as filed with the Securities and Exchange
Commission on August
          8, 1997.)

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

         Report on Form 8-K dated March 26, 1997, concerning the
Partnership's investment in Northfield Housing L.P. filed with the commission on March 26, 1997.
                                 59

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

       Report on Form 8-K dated April 7, 1997, concerning the
Partnership's investment in Elm Street Associates, L.P. filed with the commission on April 7, 1997.

       Report on Form 8-K dated May 21, 1997, concerning the
Partnership's investment in Brookhaven Apartments Partnership filed with the commission on July 22, 1997.

       Report on Form 8-K dated July 16, 1997, concerning the
Partnership's investment in Maple Limited Partnership filed with the commission on July 16, 1997.

       Report on Form 8-K dated July 22, 1997, concerning the
Partnership's investment in Bradley Phase I Limited Partnership filed with the commission on July 22, 1997.

       Report on Form 8-K dated July 22, 1997, concerning the
Partnership's investment in Bradley Phase II Limited Partnership filed with the commission on July 22, 1997.

       Report on Form 8-K dated July 22, 1997, concerning the
Partnership's investment in Butler Street/Hanover Towers Limited
Partnership filed with the commission on July 22, 1997.

       Report on Form 8-K dated July 22, 1997, concerning the
Partnership's investment in Byam Limited Partnership filed with the commission on July 22, 1997.

       Report on Form 8-K dated July 22, 1997, concerning the
Partnership's investment in Harbor Limited Partnership filed with the commission on July 22, 1997.

       Report on Form 8-K dated August 5, 1997, concerning the
Partnership's investment in 1374 Boston Road Limited Partnership filed with the commission on August 5, 1997.

       Report on Form 8-K dated August 5, 1997, concerning the
Partnership's investment in Centenary Housing Limited Partnership filed with the commission on August 5, 1997.

       Report on Form 8-K dated August 5, 1997, concerning the
Partnership's investment in Lake Apartments II Limited
Partnership filed with the commission on August 5, 1997.

       Report on Form 8-K dated August 8, 1997, concerning the
Partnership's investment in AHAB Project One, LP filed with the commission on August 8, 1997.

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

                              Boston Capital Tax Credit Fund IV
L.P.


                    By:            Boston Capital Associates IV
L.P.
                                   General Partner

                    By:            Boston Capital Associates



Date:  July 15, 1998                   By:  /s/ John P. Manning

--------------------------
                                            John P. Manning



                                       By:  /s/ Herbert F.
Collins

--------------------------
                                            Herbert F. Collins

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:

DATE:                         SIGNATURE:
TITLE:

                                                        General
Partner and
July 15, 1998            /s/ John P. Manning            Principal
Executive
                         --------------------           Officer,
Principal
                         John P. Manning                Financial
Officer and
                                                        Principal
Accounting
                                                        Officer
of Boston
                                                        Capital
Associates


                                                        General
Partner and
                         /s/ Herbert F. Collins         Principal
Executive
                         -----------------------        Officer,
Principal
                         Herbert F. Collins             Financial
Officer and
                                                        Principal
Accounting
                                                        Officer
of Boston
                                                        Capital
Associates

                      FINANCIAL STATEMENTS AND
                    INDEPENDENT AUDITORS' REPORT

               BOSTON CAPITAL TAX CREDIT FUND IV L.P.
                    SERIES 20 THROUGH SERIES 32

                      MARCH 31, 1998 AND 1997

               Boston Capital Tax Credit Fund IV L.P. -

                    Series 20 through Series 32

                          TABLE OF CONTENTS


PAGE

INDEPENDENT AUDITORS' REPORT
F-3

FINANCIAL STATEMENTS

         BALANCE SHEETS
F-6

         STATEMENTS OF OPERATIONS
F-20

         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
F-34

         STATEMENTS OF CASH FLOWS
F-48

         NOTES TO FINANCIAL STATEMENTS
F-76

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
F-151

NOTES TO SCHEDULE III

Schedules not listed are omitted because of the absence of the conditions under which they are required or the information is included in the financial statements or the notes thereto.

                     Reznick Fedder & Silverman
     Certified Public Accountants * A Professional Corporation

    4520 East-West Highway * Suite 300 * Bethesda, MD 20814-3319
                 (301) 652-9100 * Fax (301) 652-1848

                    INDEPENDENT AUDITORS' REPORT

To the Partners of
Boston Capital Tax Credit Fund IV L.P.

       We  have  audited the accompanying  balance sheets of
Boston
Capital Tax Credit Fund IV L.P. as of March 31, 1998  and 1997,
and
the related statements of operations, changes in partners'
capital
and cash  flows  for the years ended March 31, 1998, 1997  and
1996
and  Boston Capital Tax Credit Fund IV L.P. - Series  20 through
32
as of March 31, 1998 and Series 20 through 29 as  of March 31,
1997
and  the related  statements  of operations,  partners' capital
and
cash  flows for  the  years ended  March 31, 1998, 1997 and for the
year ended March 31, 1996 for Series 20  through 23, for the period
June 29, 1995 (date of inception) through March 31, 1996 for
Series
24,  for  the period September 22, 1995 (date of inception)
through
March 31, 1996 for Series 25, for the period January 18, 1996
(date
of  inception) through March 31, 1996 for Series 26, for the period
June 17, 1996 (date of inception) through March 31, 1996 for
Series
27,  for  the period September 30, 1996 (date of inception)
through
March  31,  1996  for  Series  28, for the period February 10,
1997
(date  of  inception) through March 31, 1997 for Series 29, for the
period June 23, 1997 (date of inception) through March 31, 1998 for
Series  30,   for the period September 11, 1997 (date of
inception)
through  March  31,  1998 for Series 31, and for the period
January
19,  1998 (date of inception) through March 31, 1998 for Series
32.
These   financial   statements   are   the  responsibility  of
the
partnership's  management.    Our  responsibility  is to express
an
opinion  on these financial statements based on our audits.  We did
not    audit  the  financial  statements   of   certain
operating
partnerships in which Boston Capital Tax Credit Fund IV L.P. owns
a
limited  partnership  interest.  Investments  in  such
partnerships
comprise  the  following  percentages:  Total,  17%  and 13% of the
assets  as  of  March 31, 1998 and 1997, respectively, and 22%,
12%
and  18%  of    the  partnership loss for the years ended March
31,
1998,  1997  and 1996, respectively; of the assets for Series 20 as
of  March  31,  1998  and   1997, 16% and 10%, respectively; of
the
partnership  loss for Series 20 for the years ended March 31,
1998,
1997  and  1996,  11%,  9% and 25%, respectively; of the assets for
Series  21  as  of  March  31,  1998  and 1997, 22% and 22%; of
the
partnership  loss for Series 21 for the years ended March 31,
1998,
1997  and  1996,  10%,  11% and 0%, respectively; of the assets for
Series  22 as of March 31, 1998 and 1997, 12% and 8%,
respectively;
of  the partnership loss for Series 22 for the years ended March
31,
1998,  1997  and  1996, 8%, 6% and 10%, respectively; of the assets
for  Series  23  as  of  March  31,  1998  and  1997,  31% and
29%,
respectively;  of  the partnership loss for Series 23 for the years
ended   March   31,   1998,  1997  and  1996,  28%,  16%  and
34%,
respectively; of the assets for Series 24 as of March 31, 1998 and
1997, 31% and 30%, respectively; of the partnership loss for Series
24 for the years ended March 31, 1998, 1997 and for the period
June
29, 1995 (date of inception) through March 31, 1996, 31%, 27% and

32%,  respectively; of the assets for Series 25 as of March 31,
1998
and  1997,  34%  and 25%, respectively; of the partnership loss for
Series  25  for the years ended March 31, 1998 and 1997 and for the
period  September  22,  1995  (date of inception) through March
31,
1996,  37%, 16% and 1%, respectively; of the assets for Series 26 as
of  March  31,  1998  and  1997,  19% and 11%, respectively; of the
partnership  loss for Series 26 for the years ended March 31,
1998,
1997  and  for  the  period  January  18,  1996 (date of
inception)
through  March  31,  1996,  28%,  13%  and 0%, respectively; of the
assets  for  Series  27  as of March 31, 1998 and 1997, 19% and
0%,
respectively;  of the partnership loss for Series 27 for the period
June  16,  1996 (date of inception) through March 31, 1997, 10%
and
0%,  respectively; of the assets for Series 28 as of March 31,
1998
and  1997,  16%  and  0%, respectively; of the partnership loss for
Series  28  for  the  years ended March 31, 1998 and for the period
September  30, 1996 (date of inception) through March 31, 1997,
12%
and  0%,  respectively; of the assets for Series 29 as of March
31,
1998  and 1997, 4% and 0%, respectively; of the partnership loss for
Series  29  for  the  year  ended March 31, 1998 and for the period
February  10,  1997 (date of inception) through March 31, 1997,
31%
and  0%,  respectively; of the assets for Series 30 as of March
31,
1998,  3%; of the partnership loss for Series 30 for the period
June
23, 1997 (date of inception) through March 31, 1998, 10%; of the assets for Series 31 as of March 31, 1998, 21%; of the partnership loss for Series 31 for the period September 11, 1997 (date of inception) through March 31, 1998, 9%; and of the assets for Series
32 as of March 31, 1998, 0%; and of the partnership loss for Series
32 for the period January 19, 1998 (date of inception) through
March 31, 1998, 0%. The financial statements of these partnerships were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to information relating to these partnerships, is based solely on the reports of the other auditors.

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

         In  our opinion, based on our audits and the reports of
the
other  auditors, the financial statements referred to above
present
fairly,  in all material respects, the financial position of
Boston
Capital  Tax  Credit Fund IV L.P. as of March 31, 1998 and 1997
and
the  results  of  its  operations  and its cash flows for the years
ended  March  31, 1998, 1997 and 1996 and Boston Capital Tax
Credit
Fund  IV  L.P. Series 20 through 32 as of March 31, 1998 and
Series
20  through  29  as  of  March  31,  1997  and the results of their
operations  and their cash flows for the years ended March 31,
1998
and  1997  and  for  the  year  ended  March 31, 1996 for Series
20
through  23,  for  the  period  June  29,  1995 (date of
inception)
through  March 31, 1996 for Series 24, for the period September
22,
1995  (date of inception) through March 31, 1996 for Series 25, for
the  period  January 18, 1996 (date of inception) through March
31,
1996  for    Series  26,  for  the  period  June  16, 1996 (date
of
inception) through March 31, 1996 for Series 27, for the period
September 30, 1996 (date of inception) through March 31, 1997 for
Series 28, for the period February 10, 1997 (date of inception)

                               F-4


Charles Bailly & Company P.L.L.P.
Certified Public Accountants - Consultants



INDEPENDENT AUDITOR'S REPORT
To the PartnersAshbury Apartments Limited PartnershipSioux Falls,
South Dakota
We have audited the accompanying balance sheets of Ashbury Apartments Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners I equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ashbury Apartments Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, changes in partners, equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Sioux Falls, South Dakota
January 19, 1998

 Thomas C. Cunningham, CPA PC
23 MOORE STREET
BRISTOL, VIRGINIA 24201
(540) 669-5531


INDEPENDENT AUDITOR'S REPORT


To the Partners
Bennetts Pointe Limited Partnership

I have audited the accompanying balance sheets of Bennetts Pointe Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and discloses in the financia1 statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financia1 statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bennetts Pointe Limited Partnership as of December 31, 1997 and 1996, and the resu1t of its operations, changes in partners' equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information on pages 15 to 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, 1 have also issued a report dated February 18, 1998 on my consideration of Bennetts Pointe Limited Partnership's internal contro1 and a report dated February 18, 1998 on its compliance with laws and regulations applicable to the financial statements.

THOMAS C. CUNNINGHAM, CPA P.C.
February 18, 1998
Coopers
&Lybrand


Report of Independent Accountants

To the Partners
College Greene Rental Associates, L.P.

We have audited the accompanying balance sheets of College Greene Rental Associates, L.P. (A Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations and partners' capital, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of College Greene Rental Associates, L.P., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


Rochester, New York
February 9, 1998
DANIEL G. DRANE
CERTIFIED PUBLIC ACCOUNTANT
209 East Third Street - P. 0. Box 577
Hardinsburg, Kentucky 40143
Telephone (502)756-5704
FAX (502)756-5927
e-mail dgdcpa@bbtel.com


INDEPENDENT AUDITOR'S REPORT

To the Partners
Cynthiana Properties, Limited
Leitchfield, Kentucky

I have audited the accompanying balance sheets of Cynthiana Properties, Limited (a Kentucky limited partnership), HUD Project No. 08344096, as of December 31, 1997 and 1996 and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the consolidated Audit Guide for Audits of HUD Programs(the "Guide"). Those standards and the Guide require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cynthiana Properties, Limited, HUD Project No. 083-44096, as of December 3 1, 1997 and 1996, and the results of its operations, changes in its partners' capital, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11 and 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Daniel G. Drane
Certified Public Accountant

April 14, 1998

Coopers
&Lybrand



Report of Independent Accountants


To the Partners
Evergreen Hills Associates, L.P.

We have audited the accompanying statements of financial position of Evergreen Hills Associates, L.P. (A Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations and partners' capital, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Evergreen Hills Associates, L.P., as of December 31, 1997 and 1996, and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Rochester, New York
January 21, 1998
Martin A. Starr, C.P.A.


INDEPENDENT AUDITOR'S REPORT

To the Partners
Virginia Avenue Affordable Housing Limited Partnership

I have audited the accompanying balance sheets of Virginia Avenue Affordable Housing Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virginia Avenue Affordable Housing Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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


Martin A. Starr
Certified Public Accountant
February 11, 1998

STANCIL & COMPANY



INDEPENDENT AUDITORS' REPORT

To the Partners of
Better Homes for Havelock Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Better Homes for Havelock Limited Partnership (a limited partnership) as of December 31, 1997 and 1996 and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Better Homes for Havelock Limited Partnership as of December 31, 1997 and 1996 and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 13, 1998 on our consideration of Better Homes for Havelock Limited Partnership's internal control and a report dated February 13, 1998 on its compliance with laws and regulations applicable to the financial statements.

Raleigh, North Carolina
February 13, 1998

STIENESSEN - SCHLEGEL & CO.
LIMITED LIABILITY COMPANY
CERTIFIED PUBLIC ACCOUNTANTS


Independent Auditor's Report

To the Partners
Black River Run Limited Partnership

We have audited the accompanying balance sheets of Black River Run Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black River Run Limited Partnership, as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

CERTIFIED PUBLIC ACCOUNTANTS

January 16, 1998

OSCAR N. HARMS & ASSOCIATES, P.A.
CERTIFIED PUBLIC ACCOUNTANTS

OSCAR N. HARRIS, C.P.A.
SHERRY S. JOHNSON, C.P.A.
KENNETH E- MILTON, C.P.A.
CONNIE P. STANCIL, C.P.A.

MEMBERS:
AMERICAN INSTITUTE OF
CERTIFIED PUBLIC ACCOUNTANTS

NORTH CAROLINA ASSOCIATION OF
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Partners of
LiveOak Village Limited Partnership
Charlotte, North Carolina

We have audited the balance sheets of Live0ak Village Limited Partnership (an Alabama Limited Partnership) as of December 31, 1997 and 1996, and the repeated statements of partners' capital, income, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Live0ak Village Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Certified Public Accountants

February 6, 1998

RANKIN, RANKIN & COMPANY
Certified Public Accountants
Lookout Corporate Center
1717 Dixie Highway Suite 600
Ft Wright, Kentucky 41011
Tel 606/331-5000


INDEPENDENT AUDITOR'S REPORT

To the Partners
Lookout Ridge Limited Partnership

We have audited the accompanying balance sheet of Lookout Ridge
Limited Partnership as of December 31, 1997, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lookout Ridge Limited Partnership as of December 31, 1997, and the results of its operations, the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 9 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statement and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

RANKIN, RANKIN & COMPANY

Ft. Wright, Kentucky
February 13, 1998

STIENESSEN - SCHLEGEL & CO.
LIMITED LIABILITY COMPANY
CERTIFIED PUBLIC ACCOUNTANTS


Independent Auditor's Report

To the Partners
Pumphouse Crossing II Limited Partnership

We have audited the accompanying balance sheets of Pumphouse Crossing H Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pumphouse Crossing II Limited Partnership, as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

CERTIFIED PUBLIC ACCOUNTANTS
January 22, 1998

STIENESSEN - SCHLEGEL & CO.
LIMITED LIABILITY COMPANY
CERTIFIED PUBLIC ACCOUNTANTS


Independent Auditor's Report

To the Partners
Pinedale II Limited Partnership

We have audited the accompanying balance sheets of Pinedale II Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pinedale II Limited Partnership, as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

CERTIFIED PUBLIC ACCOUNTANTS
January 12, 1998


2411 N. HILLCREST PARKWAY, P.O. BOX 810, EAU CLAIRE, WI 54702-
0810 - PHONE(715) 832-3425 - FAX(715) 832-1665

                    -1-

Jensen Burcham Stelmack Edwards LLP
717 West 5th Avenue, Longmont, Colorado 80501-5420
Telephone (303) 651-3626 - Metro (303) 443-4581
Fax (303) 443-0107 - E-mail JBSECPAs@aol.com

Friduss, Lukee, Schiff & CO P.C.
Certified Public Accountants
4747 West Peterson Avenue
Chicago, Illinois 60645

(773)777-4445
(773)777-8557 Fax

Members
American Institute of Certified Public Accountants
Illinois CPA Society

Independent Auditor's Report

To the Partners
ELKS TOWER APARTMENTS LIMITED PARTNERSHIP
(An Illinois Limited Partnership)

We have audited the accompanying balance sheets of ELKS TOWER APARTMENTS LIMITED PARTNERSHIP (An Illinois Limited Partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ELKS TOWER APARTMENTS LIMITED PARTNERSHIP,, as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Friduss, Lukee, Schiff & CO P.C.
CERTIFIED PUBLIC ACCOUNTANTS
Chicago, IL
May 26, 1998

INDEPENDENT AUDITORS' REPORT

To the Partner's
Kimbark 1200 Associates,
Limited Partnership
Longmont,  Colorado

We have audited the accompanying balance sheet of FHA Project No. 101-98011 of Kimbark 1200 Associates, Limited Partnership, (a Colorado limited partnership) as of December 31, 1997, and the related statements of profit and loss, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements refereed to above present fairly, in all material respects, the financial position of Kimbark 1200 Associates, Limited Partnership, as of December 31, 1997, and the results of its operations and the changes iii partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the US. Department of Housing and Urban Development, we have also issued a report dated January 22, 1998, on our consideration of Kimbark 1200 Associates, Limited Partnership's, internal control, and reports dated January 22, 1998, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

To the Partners
Kimbark 1200 Associates,
 Limited Partnership
Page Two


Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supporting information on pages 17 through 247 is presented for the purpose of additional analysis and is not a required part of the basic financial statements of FHA Project No. 10 1 -98011. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


Certified Public Accountants
January 22, 1998

Audit Partner- Debt-a S. Edwards, CPA
Colorado Permit Number- 6046
IA's Federal I.D. Number- 84-1362772
Tom Mechsner
Certified Public Accountant
2200 E. Sunshine Suite 360
Springfie1d, Missouri 65804
(417) 882-4,103


INDEPENDENT AUDITOR'S REPORT

To the Partners
Lost Tree Limited Partnership

I have audited the accompanying balance sheets of Lost Tree Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lost Tree Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Tom Mechsner
Certified Public Accountant
March 10, 1998
Matthews, Hearon,
Cutrer & Lindsay, PLLC
CERTIFIED PUBLIC ACCOUNTANTS


INDEPENDENT AUDITOR'S REPORT

To the Partners
Philadelphia Housing II, Limited Partnership
Philadelphia, Mississippi

We have audited the accompanying balance sheets of Philadelphia Housing II, Limited Partnership (a Mississippi limited partnership), FmHA Project No. 28-050-640808922 as of December 31, 1997 and 1996, and the related statements of operations, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


Jackson, Mississippi
February 4, 1998

DANIEL G. DRANE
CERTIFIED PUBLIC ACCOUNTANT
209 East Third Street - P. 0. Box 577
Hardinsburg, Kentucky 40143
Telephone (502)756-5704
FAX (502)756-5927


INDEPENDENT AUDITOR'S REPORT

To the Partners
Sacramento Properties Limited
Leitchfield, Kentucky

I have audited the accompanying balance sheet of Sacramento Properties Limited (a Kentucky limited partnership), RHS Project
No.: 20-075-0611257573, as of December 31, 1997, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit, as of and for the year December 31, 1997, in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sacramento Properties Limited, as of December 3 1, 1997, and the results of its operations, the changes in its partners' capital and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

Daniel G. Drane
Certified Public Accountant

February 11, 1998

MARGOLIN, WINER & EVENS LLP
CERTIFIED PUBLIC ACCOUNTANTS, ESTABLISHED 1946
400 GARDEN CITY PLAZA
GARDEN CITY, NEW YORK 11530-3317
TEL: (516) 747-2000  FAX: (516) 747-6707


Report of Independent Accountants

Partners
Colonna Redevelopment Company L.P.
Hempstead, New York

We have audited the accompanying balance sheets of Colonna
Redevelopment Company L.P. (a New York Limited Partnership) (the
"Partnership") as of December 31, 1997 and 1996 and the related statements of operations, cash flows and partners' equity for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colonna Redevelopment Company L.P. as of December 31, 1997 and
1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

January 22, 1998
Tom Mechsner
Certified Public Accountant
2200 E. Sunshine, Suite 360
Springfield, Michigan 65804
(417) 882-4303


INDEPENDENT AUDITOR'S REPORT

To the Partners
Halls Ferry Apartments, L.P.

I have audited the accompanying balance sheets of Halls Ferry Apartments, L.P. as of December 31, 1997, and 1996 and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Halls Ferry Apartments, L.P. as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Tom Mechsner
Certified Public Accountant
March 10, 1998
YEO & YEO


Independent Auditors' Report

Partners
Ithaca I Limited Partnership
Ithaca, Michigan

We have audited the accompanying balance sheet of Ithaca I Limited Partnership RHCD Project No. 26-029-383119117 as of December 31, 1997 and 1996, and the related statements of income, partners' equity and cash flows for the years ending December 31, 1997 and 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ithaca I Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 4, 1998 on our consideration of Ithaca I Limited Partnership's internal control over financial reporting and our tests of compliance with certain provisions of laws and regulations, and contracts.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information presented on pages 11 through 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

CERTIFIED PUBLIC ACCOUNTANTS
February 4, 1998

To The Partners
Sacramento SRO Limited Partnership
A California Limited Partnership
600 West Broadway, #1070
San Diego, CA  92101


Independent Auditors' Report

We have audited the accompanying balance sheet of Sacramento SRO Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and statements of cash flows for the years the ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sacramento SRO Limited Partnership as of December 31, 1997 and 1996, and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

CONSIDINE & CONSIDINE
An Accountancy Corporation

February 20, 1998

GORACKE & WILCOX, P.C.
Certified Public Accountants
5010 South 118th Street, Suite 100
Omaha, Nebraska 68137-2208
Telephone 402-896-1500


INDEPENDENT AUDITORS' REPORT

To the Partners
South Hills Apartments, L.P.

We have audited the accompanying balance sheets of South Hills Apartments, L.P. as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnerships management. our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statement. referred to above present fairly, in all material respects, the financial position of South Hills Apartments, L.P. as of December 31, 1997 and 1996, and the results of its operations, changes in partners, equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Goracke & Wilcox, P.C.
January 26, 1998
YOUNG & PRICKITT, P C. Certified Public Accountants
111 Franklin Road, Suite 302
Roanoke, Virginia 24011-2100
540/982-3852
540/343-9231 FAX


INDEPENDENT AUDITOR'S REPORT

To The Partners
Autumn Ridge Associates
Roanoke, Virginia:

We have audited the accompanying balance sheet of Autumn Ridge Associates (A Virginia Limited Partnership) as of December 31, 1997 and the related statement for operations and partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the, financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Autumn Ridge Associates as of December 31, 1997 and the results of its operation and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 13 through 16 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit for the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

February 19, 1998

YORK, DILLINGHAM & COMPANY, P.L.L.C
CERTIFIED PUBLIC ACCOUNTANTS
P.O. BOX 551
1708 ALPINE AVENUE
COLUMBIA, TENNESSEE 38402-0551
TELEPHONE (615) 388-0517
FAX (615) 381-3440

INDEPENDENT AUDITORS' REPORT

To the Partners
Brownsville  Associates, Limited

We have audited the accompanying (a Tennessee limited partnership) d/b/a Brownsville Village Apartments, FmHA Project No. : 48-038-621467876, as of December 31, 1997 and 1996, and the
related statement of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basic evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brownsville Associates, Limited (a Tennessee limited partnership) d/b/a Brownsville Village Apartments, FmHA Project No. : 48-038-621467876, as of December 31, 1997 and 1996, and the
results of its operations, the changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accenting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 7, 1998 on our consideration of Brownsville Associates, Limited's internal control structure and a report dated March 8, 1998 on its compliance with laws and regulations applicable to the financial statements.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole. Columbia, Tennessee
March 7, 1998
RBG & CO.

Independent Auditors' Report

To The Partners
Centenary Housing Limited Partnership
St. Louis, Missouri

We have audited the accompanying balance sheet of Centenary Housing Limited Partnership (Centenary Towers Apartments, Project No. 085-35239-PM-SR-PR-WAH-L8) as of December 31, 1997 and the related statements of profit and loss, partners' equity and cash flows for the period beginning May 29, 1997 and ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centenary Housing Limited Partnership as of December 31, 1997 and the results of its operations and its cash flows for the period beginning May 29, 1997 and ended December 31, 1997 in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information (shown on pages 15 through 19) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 28, 1998 on our consideration of Centenary Housing Limited Partnership's internal control structure and a report dated February 28, 1998 on its compliance with laws and regulations.


February 28, 1998
Blume Loveridge & CO., PLLC
Certified Public Accountants


INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS

Partners
Coolidge-Pinal II Associates,
A Washington Limited Partnership
Bellevue, Washington

We have audited the accompanying balance sheets of Coolidge-Pinal II Associates, A Washington Limited Partnership, as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coolidge-Pinal II Associates, A Washington Limited
Partnership, as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report, dated February 27, 1998, on our consideration of the Partnership's internal control structure and a report, dated February 27, 1998, on its compliance with laws and regulations.

INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS -
(CONTINUED)

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The additional information shown on pages 14 to 17 is presented for the purpose of complying with the requirements of the U.S. Department of Agriculture, Rural Housing Service, for the year ended December 31, 1997, and is not a required part of the financial statements. Such additional information, presented in Column 2 of Parts I, II and III of the Multiple Family Housing Project Budget (Form RD 1930-7) and on page 17, has been subjected to the auditing procedures applied in the audit of the financial statements for that year, and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole. Columns 1, 3 and 4 of Parts I, II and III and Parts IV, V and VI of the Multiple Family Housing Project Budget have not been subjected to the auditing procedures applied in the audits of the financial statements, and accordingly, we express no opinion on Columns 1, 3 and 4 of Parts I, II and III and Parts IV, V and VI of the Multiple Family Housing Project Budget.

February 27, 1998

RNK

INDEPENDENT AUDITORS' REPORT

To the Partners
Elm Street Associates, L.P.

We have audited the accompanying balance sheets of Elm Street Associates, L.P. as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnerships, management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require than we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elm Street Associates, L.P., as of December 31, 1997 and 1996, and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with generally accepted accounting principles.

January 26, 1998
ROSENBERG, NEUWIRTH & KUCHNER
SEVEN PENN PLAZA - NEW YORK, NEW YORK 10001 - TEL (212) 330-6000
-
FAX (212) 643-1951

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
  Jeremy Associates Limited Partnership:

We have audited the accompanying balance sheets of JEREMY
ASSOCIATES LIMITED
PARTNERSHLP (a Colorado limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital accounts and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jeremy Associates Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Denver, Colorado
February 13, 1998

James L. Caughren
Certified Public Accountant
P.O. Box 36014
Albuquerque, NM 87176


INDEPENDENT AUDITORS' REPORT

To the Partners
Los Lunas Apartments Limited Partnership

We have audited the accompanying balance sheet of Los Lunas Apartments Limited Partnership d/b/a Hillridge Apartments as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Los Lunas Apartments Limited Partnership d/b/a Hillridge Apartments as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

April 8, 1998

010483  Co
08/01/1996          99.000000
BCTC FUND IV - SERIES 24
Los Lunas Apartments Limited Partnership
James L. Caughren, CPA
James L Caughren
P: (505) 872-0573            F: (505) 881-1781
DURANT, SCHRAIBMAN & LINDSAY
Certified Public Accountants


INDEPENDENT ACCOUNTANTS' REPORT

To the Partners
New Hilltop Apartments, A Limited Partnership
Columbia, South Carolina

We have audited the accompanying balance sheets of New Hilltop Apartments, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of new Hilltop Apartments, A Limited Partnership, as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

January 29, 1999

4408 Forest Drive, Third Floor - Columbia, South Carolina 29206 -
Telephone 803-790-0020 - Fax 803-790-0011



Mantyla McReynolds PC
Certified Public Accountants

Independent Auditor's Report

Partners
Shadowcreek Apartments
Elko, Nevada

We have audited the accompanying balance sheet of Shadowcreek Apartments (Project), FmHA Case No. 33-002-0880283493, as of December 31, 1997 and the related statements of operations, changes in Project equity and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and with Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1997 and the results of its operations and cash flows for the year ended December 31, 1997 and the period October 1, 1996, in conformity with general accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental data included in the report (shown on pages 10 through 12) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Project for the year ended December 31, 1997. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
Partners
Shadowcreek Apartments

In accordance with Government Auditing Standards, we have issued a report dated February 4, 1998, on our consideration of the Project's internal control structure and a report dated February
4, 1998 on its compliance with laws and regulations.

February 4, 1998
BURKE & REA
EDWARD T. BURKE, C.P.A.
BERNARD E. REA, C.P.A.


INDEPENDENT AUDITORS' REPORT



To the Partners
Pahrump Valley Investors
(A Wyoming Limited Partnership)
Cheyenne, WY

We have audited the accompanying balance sheets of Pahrump Valley Investors (A Wyoming Limited Partnership), USDA Rural Development Case No. 33-019-680204949, as of December 31, 1997 and 1996, and
the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pahrump Valley Investors (A Wyoming Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 13, 1998 on our consideration of Pahrump Valley Investors' internal control structure and a report dated March 13, 1998 on its compliance with laws and regulations.

Stockton, California
March 13, 1998
Sonnenberg & Company, CPAs
A Professional Corporation
5190 Governor Drive, Suite 201, San Diego, California 92122
Orange County: 2331 W. Lincoln Ave., Suite 300, Anaheim, CA 92801
Los Angeles County: 15840 Ventura Blvd., Suite 208, Encino, CA
91436
Riverside County: P.O. Box 1090, Murrieta, CA 92564

Phone: (619) 457-5252 - (714) 751-0292 - (800) 464-4HOA -
Fax: (619) 457-2211 - (800) 303-4FAX

INDEPENDENT AUDITORS' REPORT

To the Partners
SG-Wyandotte, L.P.

We have audited the accompanying balance sheet of SG-Wyandotte, L.P., a California Limited Partnership, as of December 31, 1997 and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

Except as discussed in the following paragraph, we conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were unable to obtain written representations from management of the Partnership concerning transactions prior to July 21, 1997, which took place under substantially different management. In addition, because of the inadequacy of the accounting records, we were unable to form an opinion regarding the amounts at which building and equipment, and accounts payable are recorded in the accompanying balance sheet at December 31, 1997 (stated at $6,046,256 and $444,783 respectively).

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had the written representations been furnished and accounting records concerning property and accounts payable been adequate, the financial statements referred to above present fairly, in all material respects, the financial position of SG-Wyandotte, L.P. as of December 31, 1997, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

As of July 21, 1997, SG Housing Corporation was removed as the Additional General Partner and a portion of its interest was automatically transferred to BCTC 94, Inc. As further discussed in note H to the financial statements, certain matters are in dispute among the partners.
March 13, 1998
Sonnenberg & C
YORK, DILLINGHAM & COMPANY, P.L.L.C.
CERTIFIED PUBLIC ACCOUNTANTS
P.O. Box 551
1708 Alpine Drive
Columbia, Tennessee 38402-0551
Telephone (931) 388-0517
Fax (931) 381-3440

INDEPENDENT AUDITORS' REPORT

To the Partners
Stanton Associates, Limited

We have audited the accompanying balance sheet of Stanton Associates, Limited (a Tennessee limited partnership) d/b/a Stanton Village Apartments, RHS Project No. : 48-038-621542356, as of December 31, 1997 and 1996, and the related statement of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stanton Associates, Limited (a Tennessee limited partnership) d/b/a Stanton Village Apartments, RHS Project No. : 48-038-621542356, as of December 31, 1997 and 1996, and the results of its operations, the changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 14, 1998 on our consideration of Stanton Associates, Limited's internal control structure and a report dated March 14, 1998 on its compliance with laws and regulations applicable to the financial statements.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole. Columbia, Tennessee
March 14, 1998
Mantyla
McReynolds PC
Certified Public Accountants


Independent Auditor's Report

Partners
Woodlands Apartments
Elko, Nevada

We have audited the accompanying balance sheets of Woodlands Apartments (Project), FmHA Case No. 33-004-0880314570, as of December 31, 1997 and 1996 and the related statements of operations, changes in Project equity and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and with Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, -in all material respects, the financial position of the Project as of December 31, 1997 and 1996 and the results of its operations and cash flows for the years then ended, in conformity with general accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental data included in the report (shown on pages 10 through 12) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Project for the year ended December 31, 1997. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.
Partners
Woodlands Apartments

In accordance with Government Auditing Standards, we have issued a report dated February 4, 1998, on our consideration of the Project's internal control structure and a report dated February
4, 1998, on its compliance with laws and regulations.

February 4, 1998
GRANTHAM, RANDALL, ARRINGTON & CO
CERTIFIED PUBLIC ACCOUNTANTS


INDEPENDENT AUDITORS' REPORT

The Partners
Ethel Housing, L.P.
Ethel, Mississippi

We have audited the accompanying balance sheet of Ethel Housing, L.P., RD Case No. 28-0040640823417, as of December 31, 1997 and
1996, and the related statements of operations, partners' equity, and cash flows for the year ended December 31, 1997 and the period June 26, 1996 through December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ethel Housing, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997 and the period June 26, 1996 through December 31, 1996 in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Audit Program issued by the United States Department of Agriculture, Rural Development, we have also issued a report dated February 17, 1998, on our consideration of Ethel Housing, L.P. as internal control, and reports dated February 17, 1998, on its compliance with specific requirements applicable to major RD programs and nonmajor RD program transactions.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included on pages 14 through 20 are presented for purposes of Ethel Housing, L.P.
Page Two

additional analysis and are not a required part of the financial statements of Ethel Housing, L.P. Such information, except for the current budget and proposed budget columns on page 17 through 20, on which we express no opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

February 17, 1998




MILLER, MAYER, SULLIVAN & STEVENS LLP
CERTIFIED PUBLIC ACCOUNTANTS
INNOVATORS OF SOLUTION TECHNOLOGY



INDEPENDENT AUDITORS' REPORT

To the Partners
Horse Cave Family Apartments, Ltd.

We have audited the accompanying balance sheet of Horse Cave Family Apartments, Ltd., (a limited partnership), as of December 31, 1997 and the related statements of operations, partners' equity (deficit), and cash flows for the period then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Horse Cave Family Apartments, Ltd. as of December31, 1997, and the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental data included in this report is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, is presented fairly, in all material respects, in relation to the basic financial statements taken as a whole.

Lexington, Kentucky
February 3, 1998


Robert C. Morris CPA
716 S. 1100 W
Cedar City, Utah  84720

INDEPENDENT AUDITORS' REPORT


To the Partners
 Hurricane Hills I LC

I have audited the accompanying balance sheet of Hurricane Hills I LC as of December 31, 1997 and the related statements of operations, partners' equity and cash flows for the year the ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hurricane Hills I LC as of December 31, 1997, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

San Juan, Puerto Rico

Tobin and Company
Certified Public Accountants
2001 Palmer Avenue
Larchmont, New York 10538
914-833-2200 fax: 914-833-2278


INDEPENDENT AUDITORS' REPORT

To the Partners
Main Everett Housing Limited Partnership

We have audited the accompanying balance sheet of Main Everett Housing Limited Partnership as of December 31, 1997 and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Main Everett Housing Limited Partnership as of December 31, 1997 and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming and opinion on the basic financial statements taken as a whole. The supplemental information on page 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The financial statements for the year ended December 31,1996 were audited by other accountants and they expressed an unqualified opinion in their report dated February 6, 1997.

Tobin and Company, CPA's
January 12, 1998
Boyd, Franz & Stephans LLP
Certified Public Accountants

Joseph B. Stephans, CPA, CFP
Robert F. Kelly, CPAJohn P. Nanos, CPAStephen M. King, CPAMichael
P. Siebert, CPATo the PartnersM.R.H., L.P.We have audited the accompanying balance sheet of M.R.H., L.P. as of December 31, 1 997, and the related statement of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of M.R.H., L.P. as of December 31, 1997 and the results of its operations, changes in partners @ equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

January 21, 1998


MISCHLER
NURRE
WAITE
CERTIFIED PUBLIC ACCOUNTANTS
973 HATCH STREET
CINCINNATI, OHIO 45202
513-579-8787
FAX: 513-562-8683

INDEPENDENT AUDITORS' REPORT
To the PartnersWashington Arms Apartments(A Limited Partnership)Dayton, OhioWe have audited the accompanying balance sheet of HUD Project #046NIO93 of Washington Arms Apartments (a limited partnership) as of December 31, 1997, and the related statements of profit and loss, changes in partners' capital and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U. S. Department of Housing and Urban Development, Office of Inspector General in August 1997. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project #046-NIO93 as of December 31, 1997 and the results of its operations and its cash flows and its changes in partners' capital for the period then ended in conformity with generally accepted accounting principles.


In accordance with Government Auditing Standards, we have also issued a report dated February 13, 1998 on our consideration of Washington Arms Apartments' internal controls and a report dated February 13, 1998 on its compliance with laws and regulations.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The additional information included in the report shown on pages 13-17 is presented for the purposes of additional analysis and is not a required part of the financial statements of HUD Project #046-NIO93. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

Mischler, Nurre & Waite, Ltd.
Certified Public Accountants
Cincinnati, Ohio
February 13, 1998
Tobin and CompanyCertified Public Accountants2001 Palmer AvenueLarchmont, New York 10538914-833-2200 fax: 914-833-2278
INDEPENDENT AUDITORS' REPORTTo the PartnersOsborne Housing
Limited Partnership
We have audited the accompanying balance sheet of Osborne Housing Limited Partnership as of December 3 1, 1997 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Osborne Housing Limited Partnership as of December 31, 1997 and the results of its operations, changes in partners' equity (deficit) and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming and opinion on the basic financial statements taken as a whole. The supplemental information on page 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The financial statements for the year ended December 31, 1996 were audited by other accountants and they expressed an
unqualified opinion on them on them            in their report
dated February 6, 1997.

Tobin and Company, CPA's
January 12, 1998

Junkermier - ClarkCampanella - Stevens - P.C.Certified Public
AccountantsTo the PartnersSandstone Village Limited
PartnershipGreat Falls, Montana

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Sandstone Village Limited Partnership as of December 31, 1997 and 1996 and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the management of Sandstone Village Limited Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sandstone Village Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Great Falls, Montana
February 6, 1998

GRANTHAM, RANDALL, ARRINGTON & CO
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION


INDEPENDENT AUDITORS' REPORT

The Partners
Shannon Housing, L.P.
Shannon, Mississippi

We have audited the accompanying balance sheets of Shannon Housing, L.P., RD Case No. 28-0410640835658, as of December 31, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for the year ended December 31, 1997 and the period April 11, 1996 through December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shannon Housing, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997, and the period April 11, 1996 through December 31, 1996 in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Audit Program, issued by the United States Department of Agriculture, Rural Development, we have also issued a report dated February 14, 1998, on our consideration of Shannon Housing, L.P.'s internal control, and reports dated February 14, 1998, on its compliance with specific requirements applicable to major RD programs and nonmajor RD program transactions.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included on pages 14 through 20 are presented for purposes of

Shannon Housing, L.P.
Page Two

additional analysis and are not a required part of the financial statements of Shannon Housing, L.P. Such information, except for the current budget and proposed budget columns on page 17 through 20, on which we express no opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



February 14, 1998









MISCHLER
NURRE
WAITE
CERTIFIED PUBLIC ACCOUNTANTS

973 Hatch Street
Cincinnati, Ohio 45202
513-579-8787
Fax: 513-562-8683


INDEPENDENT AUDITORS' REPORT

To the Partners of
Sutton Place Apartments
(A Limited Partnership)
Cincinnati, Ohio

We have audited the accompanying balance sheet of HUD Project 107355035, 073-55037, 073-55038, 073-55061 and 073-55062 of
Sutton Place Apartments (a limited partnership) as of December 31, 1997, and the related statements of profit and loss, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.
S. Department of Housing and Urban Development, Office of Inspector General in August 1997. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project 1073-55035, 073-55037, 073-55038, 073-55061 and
073-55062 as of December 31, 1997 and the results of its operations and its cash flows and its changes in partners' capital for the year then ended in conformity with generally accepted accounting principles.
In accordance with Government Auditing Standards, we have also issued a report dated February 13, 1998 on our consideration of Sutton Place Apartments' internal control and a report dated February 13, 1998 on its compliance with laws and regulations.

We were engaged to conduct an audit for the purpose of forming an opinion on the financial statements taken as a whole. The additional information included in the report shown on pages 13-17 is presented for the purposes of additional analysis and is not a required part of the financial statements of HUD Project 107355035, 073-55037, 073-55038, 073-55061 and 073-55062. Such
information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

Mischler, Nurre & Waite, Ltd.
Certified Public Accountants
Cincinnati, Ohio
February 13, 1998
GRANTHAM, RANDALL, ARRINGTON & CO
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION


INDEPENDENT AUDITORS' REPORT

The Partners
West Point Housing, L.P.
West Point, Mississippi

We have audited the accompanying balance sheets of West Point Housing, L.P., RD Case No. 28-0130630762266, as of December 31, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for the year ended December 31, 1997 and the period September 29, 1996 through December 31, 1996. These financial statements are the responsibility of the Partnership's management. our responsibility is to express an Opinion on these financial statements based on our audits.

We conducted cur audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Point Housing, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997 and the period September 29, 1996 through December 31, 1996 in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, and the Audit Program issued by the United States Department of Agriculture, Rural Development, we have also issued a report dated February 25, 1998, on our consideration of West Point Housing, L.P.'s internal control, and reports dated February 25, 1998, on its compliance with specific requirements applicable to major RD programs and nonmajor RD program transactions.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included on pages 15 through 21 are presented for purposes of West Point Housing, L.P.
Page Two


additional analysis and are not a required part of the financial statements of West Point Housing, L.P. Such information, except for the current budget and proposed budget columns on page 18 through 21, on which we express no opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


February 25, 1998
LITTLE, SHANEYFELT, MARSHALL & CO.
CERTIFIED PUBLIC ACCOUNTANTS
PROSPECT BUILDING
1501 N. UNIVERSITY, SUITE 300
LITTLE ROCK, ARKANSAS 72207-5232


INDEPENDENT AUDITOR'S REPORT

To the Partners
Beckwood Manor One Limited Partnership

We have audited the accompanying balance sheets of Beckwood Manor One Limited Partnership, RD Project No. 03-025-710677259 (the Partnership), as of December 31, 1997 and 1996 and the related statements of profit (loss), changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beckwood Manor One Limited Partnership as of December 31, 1997 and 1996, and its results of operations, changes in partners, equity (deficit), and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated March 15, 1998 on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

Little, Shaneyfelt, Marshall & Co.
March 15, 1998
TAPP, TAPP & CHU
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITOR'S REPORT

To the Partners
Decro Nordhoff, L.P.

We have audited the accompanying balance sheets of Decro
Nordhoff, L.P. as of December31, 1997 and 1996, and the related statements of operations. partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Decro Nordhoff, L.P. as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 13 and 14 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Tapp, Tapp & Chu, CPA's
San Gabriel, California
March 6, 1998
Rothstein, Kass & Company, P.C.
Certified Public Accountants

1177 Avenue of the Americas
New York, New York 10036-2714
212-490-770/Fax 212-730-6892

85 Livingston Avenue
Roseland, New Jersey 07068-1785
973-994-6666/Fax 973-994-0337


INDEPENDENT AUDITORS' REPORT

To the Partners
Escher SRO Project, L.P.

We have audited the accompanying balance sheet of Escher SRO Project, L.P. as of December 31, 1997, and the related statements of income, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Escher SRO Project, L.P. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


Roseland, New Jersey
January 16, 1998

DANIEL G. DRANE
CERTIFIED PUBLIC ACCOUNTANT
209 East Third Street - P. 0. Box 577
Hardinsburg, Kentucky 40143
Telephone (502)756-5704
FAX (502)756-5927
e-mail dgdcpa@bbtel.com

INDEPENDENT AUDITOR'S REPORT

To the Partners
Holly Hills Properties, Limited
Leitchfield, Kentucky

I have audited the accompanying balance sheet of Holly Hills Properties, Limited (a Kentucky limited partnership), as of December 31, 1997 and the related statements of operations, partners' equity and cash flows for the six-month period then ended. These financial statements are the responsibility of the Project's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs(the "Guide"). Those standards and the Guide require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holly Hills Properties, Limited, as of December 31, 1997, and the results of its operations, changes in its partners' capital, and its cash flows for the six-month period then ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11 and 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Daniel G. Drane
Certified Public Accountant
April 14, 1998

SHARPTON, BRUNSON & COMPANY, PA.
CERTIFIED PUBLIC ACCOUNTANTS

ONE SOUTHEAST THIRD AVE., SUITE 2100
MIAMI, FLORIDA 33131
TELEPHONE: (305) 374-1574/FAX: (305) 372-8161

ONE EAST BROWARD BLVD., SUITE 1110
FORT LAUDERDALE, FLORIDA 33301
TELEPHONE: (954) 467-5490/FAX: (954) 467-6184

Independent Accountants' Report

To The Partners
M.B. Apartments Associates, Ltd.

We have audited the accompanying balance sheet of M.B. Apartments Associates, Ltd. (A Limited Partnership) as of December 31, 1997, and the related statements of operations, changes in partners' equity and cash flows for then year ended. These financial statements are the responsibility of management of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of M.B. Apartments Associates, Ltd. (A Limited Partnership) as of
December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

February 27, 1998
KLINE AND LONDON
CERTIFIED PUBLIC ACCOUNTANTS LLC
STANLEY W. KLINE
STUART W. LONDON

3681 GREEN ROAD #402
BEACHWOOD, OHIO 44122-5716
(216) 591-1718
FAX (216) 591-1927

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners of
New Devonshire West Limited Partnership
(An Ohio Limited Partnership)
Lancaster, Ohio

We have audited the accompanying balance sheet of New Devonshire West Limited Partnership (an Ohio limited partnership), RD Project #41-092-0310955693, as of December 31, 1997, and the
related statement of income, changes in partners' deficit, and cash flows for the year then ended. This financial statement is the responsibility of the Partnership's management. Our responsibility is to express an Opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program" issued in December, 1989. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of New Devonshire West Limited Partnership, (an Ohio limited partnership), at December 31, 1997, and the results of its operations, changes in partners' deficit, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 17, 1998, on our consideration of New Devonshire West Limited Partnership's internal control structure and a report dated February 17, 1998, on its compliance with laws and regulations.

Our audit was made for the purpose of forming an opinion on the financial statement taken as a whole. The accompanying information included in the report (shown on pages 11 to 18) is presented for the purpose of additional analysis and is not a required part of the basic financial statements of New Devonshire West Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statement and, in our opinion, is fairly stated in all material respects in relation to the financial statement taken as a whole.

KLINE AND LONDON
Certified Public Accountants, LLC


Beachwood, Ohio
February 17, 1998
KLINE AND LONDON
CERTIFIED PUBLIC ACCOUNTANTS LLC
STANLEY W. KLINE
STUART W. LONDON

3681 GREEN ROAD #402
BEACHWOOD, OHIO 44122-5716
(216) 591-1718
FAX (216) 591-1927

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners of
New Devonshire II Limited Partnership
(An Ohio Limited Partnership)
Lancaster, Ohio

We have audited the accompanying balance sheet of New Devonshire II Limited Partnership (an Ohio limited partnership), RD Project #41-049-311449843, as of December 31, 1997, and the related statement of income, changes in partners' deficit, and cash flows for the year then ended. This financial statement is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program" issued in December, 1989. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Devonshire II Limited Partnership, (an Ohio limited partnership), at December 31, 1997, and the results of its operations, changes in partners' deficit, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 17, 1998, on our consideration of New Devonshire II Limited Partnership's internal control structure and a report dated February 17, 1998, on its compliance with laws and regulations.

Our audit was made for the purpose of forming an opinion on the financial statement taken as a whole. The accompanying information included in the report (shown on pages 11 to 18) is presented for the purpose of additional analysis and is not a required part of the basic financial statements of New Devonshire II Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statement and, in our opinion, is fairly stated in all material respects in relation to the financial statement taken as a whole.


KLINE AND LONDON
Certified Public Accountants, LLC

Beachwood, Ohio
February 17, 1998



Report of Independent Accountants
To the Partners
 CR Housing Associates, LP

We have audited the accompanying balance sheet of CR Housing Associates, LP as of December 31, 1997 and the related statements partners' capital and cash flows for the year the ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CR Housing Associates, LP as of December 31, 1997, changes in partners' capital and cash flows for the year then ended in conformity with generally accepted accounting principles.

San Juan, Puerto Rico

Tom Mechsner
Certified Public Accountant
2200 E. Sunshine, Suite 360
Springfield, Missouri 65804
(417) 882-4303


INDEPENDENT AUDITOR'S REPORT

To the Partners
AHAB Project One, L.P.

I have audited the accompanying balance sheet of AHAB Project One, L.P. as of December 31, 1997 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AHAB Project One, L.P. as of December 31, 1997, and the results of its operations, changes in partners' equity (deficit) and cash flows for the year then ended in conformity with generally accepted accounting principles.

Tom Mechsner
Certified Public Accountant
March 10, 1998

GORACKE & WILCOX, P.C.Certified Public Accountants5010 South
118th Street, Suite 100
Omaha, Nebraska 68137-2208
Telephone 402-896-1500

Virgil J. Goracke, C.P.A.  Douglas A. Goracke, C.P.A.
Michael E. Wilcox, C.P.A.  Paul F. Piotrowski, C.P.A.
Chris E. Ritterbush, C.P.A.  Jeffrey A. Dunn, C.P.A.


INDEPENDENT AUDITORS' REPORTTo the PartnersHolly Heights Apartments, L.P.We have audited the accompanying balance sheets of Holly Heights Apartments, L.P. as of December 31, 1997 and 1996, and the related statements of operations, partners I equity and cash flows for the years then ended. These financial statements are the responsibility of the partnerships management. our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holly Heights Apartments, L.P. as of December 31, 1997 and 1996, and the results of its operations, changes in partners, equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Goracke & Wilcox, P.C.March 13, 1998
DANIEL G. DRANE     Telephone (502)756-5704CERTIFIED PUBLIC
ACCOUNTANT     FAX (502)756-5927209 East Third Street - P. 0. Box
577   e-mail dgdcpa@bbtel.comHardinsburg, Kentucky 40143


INDEPENDENT AUDITOR'S REPORTTo the PartnersPear Village LimitedLeitchfield, KentuckyI have audited the accompanying balance sheet of Pear Village Limited (a Kentucky limited partnership), as of December 31, 1997, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit, as of and for the year ended December 31, 1997, in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pear Village Limited, as of December 31, 1997, and the results of its operations, the changes in its partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

Daniel G. Drane
Certified Public Accountant

February 11, 1998


DANIEL G. DRANE     Telephone (502)756-5704CERTIFIED PUBLIC
ACCOUNTANT       FAX (502)756-5927209 East Third Street - P. 0.
Box 577        email dgdcpa@bbtel.comHardinsburg, Kentucky 40143

INDEPENDENT AUDITOR'S REPORT
To the PartnersSunday Sun Limited
Leitchfield, Kentucky

I have audited the accompanying balance sheet of Sunday Sun Limited (a Kentucky limited partnership), as of December 31, 1997, and the related statements of operations, partners' capital/deficit, and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit, as of and for the year ended December 31, 1997, in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunday Sun Limited, as of December 31, 1997, and the results of its operations, the changes in its partners' capital/deficit, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

Daniel G. Drane
Certified Public Accountant


Trochiano & Daszkowski LLP
Certified Public Accountants and Consultants


INDEPENDENT AUDITOR'S REPORT

To the Partners of 1374 Boston Road Associates, L. P.:

We have audited the accompanying balance sheet of 1374 Boston Road Associates, L. P. as of December 31, 1997, and the related statements of revenues, expenses, and changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the management of 1374 Boston Road Associates, L. P. Our responsibility is to express an opinion on these financial statements based on our audit.


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1374 Boston Road Associates, L. P. as of December 31, 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Trochiano & Daszkowski LLP

Staten Island, NY
January 30, 1998
DANIEL G. DRANE     Telephone (502)756-5704
CERTIFIED PUBLIC ACCOUNTANT     FAX (502)756-5927
209 East Third Street - P. 0. Box 577        e-mail
dgdcpa@bbtel.com
Hardinsburg, Kentucky 40143


INDEPENDENT AUDITOR'S REPORT

To the Partners
Ashberry Manor, Limited
Leitchfield, Kentucky

I have audited the accompanying balance sheet of Ashberry Manor, Limited (a Kentucky limited partnership), as of December 31, 1997, and the related statements of operations, partners' capital/deficit, and cash flows for the period March 12, 1997 to December 31, 1997. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit, as of December 31, 1997 and for the period March 12, 1997 to December 31, 1997, in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ashberry Manor, Limited, as of December 31, 1997, and the results of its operations, the changes in its partners' capital/deficit, and its cash flows for the period March 12, 1997 to December 31, 1997 in conformity with generally accepted accounting principles.

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

Daniel G. Drane
Certified Public Accountant

April 14, 1998

YEO & YEO
Limited Partnership

Partners
Fairway II Dividend Housing Association
Limited Partnership
Marlette, Michigan

We have audited the accompanying balance sheet of Fairway II Limited Dividend Housing Association Limited Partnership, FmHA Project No. 26-074-0383047638 as of December 31, 1997 and 1996,
and the related statements of income, partners' equity and cash flows for the year ending December 31, 1997 and four months ending December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairway II Limited Dividend Housing Association Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the four months then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 4, 1998 on our consideration of Fairway II Limited Dividend Housing Association Limited Partnership's internal control over financial reporting and our tests of compliance with certain provisions of laws, regulations, and contracts.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information presented on pages 11 through 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Yeo & Yeo PC.
Certified Public Accountants
February 4, 1998

DANIEL G. DRANETelephone (502)756-5704
CERTIFIED PUBLIC ACCOUNTANT     FAX (502)756-5927
209 East Third Street - P. 0. Box 577        e-mail
dgdcpa@bbtcl.com
Hardinsburg, Kentucky 40143


INDEPENDENT AUDITOR'S REPORT

To the Partners
Sand Lane Manor, Limited
Leitchfield, Kentucky

I have audited the accompanying balance sheet of Sand Lane Manor, Limited (a Kentucky limited partnership), as of December 31, 1997. This financial statement is the responsibility of the partnership's management. My responsibility is to express an opinion on this financial statement based on my audit.

I conducted my audit, as of December 31, 1997, in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Sand
Lane Manor, Limited, as of December 31, 1997, in conformity with generally accepted accounting principles.

Daniel G. Drane
Certified Public Accountant

June 3, 1998
KGN
Certified Public Accountants
Financial & Management Consultants
Kupferberg, Goldberg & Neimark, LLC
111 E. Wacker Drive   Suite 1400
Chicago, Illinois 60602-4595
312-819-4300   FAX 312-819-4343
e-mail:  kgn @kgn.com

To the Partners of
Senior Suites Chicago Austin
  Limited Partnership
Chicago, Illinois

We have audited the accompanying balance sheet of Senior Suites Chicago Austin Limited Partnership (a Development Stage Company) as of December 31, 1997, and the related statement of partners' equity for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Senior Suites Chicago Austin
Limited Partnership (a Development Stage Company) as of December 31, 1997 and the changes in partners' equity for the year then ended in conformity with generate accepted accounting principles.

KUPFERBERG, GOLD

January 22, 1998

STANGL & JASKOWIAK, LTDCERTIFIED PUBLIC ACCOUNTANTSClyde M.
Staitgl, CPAAdam M. Jaskowiak, CPAAllan J. Rudolph, CPARobert J.
Zawacki, LPAINDEPENDENT AUDITORS' REPORTTo the PartnersTerraceview Limited Partnership

We have audited the accompanying balance sheet of Terraceview Limited Partnership as of December 31, 1997, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Terraceview Limited Partnership as of December 31, 1997, and the results of its operations, changes in partners' equity (deficit) and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation the basic financial statements taken as a whole.

February 7, 1998

Moore, Camp, Phillips & Co., LLP
CERTIFIED PUBLIC ACCOUNTANTS


INDEPENDENT AUDITORS' REPORT

To the Partners
Bryson Apartments, LTD.

We have audited the accompanying balance sheet of Bryson Apartments, Ltd. (a limited partnership) as of December 31, 1997 and the related statement of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bryson Apartments, Ltd. as of December 31, 1997, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on Page I-17 is presented for purposes of additional analysis and is not a required part of the basic financial state-To the Partners
Page 2

ments. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Wichita Falls, Texas
March 7, 1998
GRANTHAM, RANDALL, ARRINGTON & CO
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION


INDEPENDENT AUDITORS' REPORT

The Partners
Collins Housing, L.P.
Collins, Mississippi

We have audited the accompanying balance sheet of Collins Housing, L.P., RD Case No. 28-0160640864674, as of December 31, 1997, and the related statements of operations, partners' equity, and cash flows for period October 1, 1997 through December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Collins Housing, L.P. as of December 31, 1997, and the results of its operations and its cash flows for the period October 1, 1997 through December 31, 1997 in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Audit Program, issued by the United States Department of Agriculture, Rural Development, we have also issued a report dated February 25, 1998, on our consideration of Collins Housing, L.P.'s internal control, and reports dated February 25, 1998, on its compliance with specific requirements applicable to major RD programs and nonmajor RD program transactions.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included on pages 14 through 20 are presented for purposes of Collins Housing, L.P.
Page Two

additional analysis and are not a required part of the financial statements of Collins Housing, L.P. Such information, except for the current budget and proposed budget columns on page 17 through 20, on which we express no opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


February 25, 1998
Moore, Camp, Phillips & Co., LLP
CERTIFIED PUBLIC ACCOUNTANTS


INDEPENDENT AUDITORS' REPORT

To the Partners
Glenbrook Apartments, Ltd.

We have audited the accompanying balance sheet of Glenbrook Apartments, Ltd. (a limited partnership) as of December 31, 1997 and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glenbrook Apartments, Ltd. as of December 31, 1997, and the results of its operations, changes in partners, equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on Page I-17 is presented for purposes of additional
To the Partners
Page 2

analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Wichita Falls, Texas
March 9, 1998
Moore, Camp, Phillips & Co., LLP
CERTIFIED PUBLIC ACCOUNTANTS


INDEPENDENT AUDITORS' REPORT

To the Partners
Jacksboro Apartments, LTD.

We have audited the accompanying balance sheet of Jacksboro Apartments, Ltd. (a limited partnership) as of December 31, 1997 and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jacksboro Apartments, Ltd. as of December 31, 1997, and the results of its operations, changes in partners, equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on Page I-17 is presented for purposes of additional analysis and is not a required part of the basic financial state-

To the Partners
Page 2

ments. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Wichita Falls, Texas
March 6, 1998
CONSIDINE & CONSIDINE

To The Partners
Lincoln Hotel Partnership
A California Limited Partnership
600 West Broadway, #1070
San Diego, CA 92101


Independent Auditor's Report

We have audited the accompanying balance sheet of Lincoln Hotel
Partnership, a California Limited Partnership, as of December 31,
1997 and the related statement of operations and partners' capital and statement of cash flows for the year then ended.
These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Hotel Partnership, a California Limited Partnership, as of December 31, 1997, and the results of operations and cash flows for the year then ended in conformity with generally accepted accounting principles.


CONSIDINE & CONSIDINE
An Accountancy Corporation

February 20, 1998
Matthews, Hearon,
Cutrer & Lindsay, PLLC
CERTIFIED PUBLIC ACCOUNTANTS


INDEPENDENT AUDITOR'S REPORT ON INTERNAL
CONTROL STRUCTURE

To the Partners
Lutkin Bayou Apartments, LP
Drew, Mississippi

We have audited the financial statements of Lutkin Bayou
Apartments, LP as of and for the periods ended December 31, 1997 and 1996, and have issued our report thereon dated February 20, 1998.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.

In planning and performing our audits of the financial statements of Lutkin Bayou Apartments, LP for the periods ended December 31, 1997 and 1996, we considered its internal control structure in order to determine our auditing procedures for the purpose of expressing our opinion on the financial statements and not to provide assurance on the internal control structure.

The management of Lutkin Bayou Apartments, LP is responsible for establishing and maintaining an internal control structure. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of internal control structure policies and procedures. The objectives of an internal control structure are to provide management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles. Because of inherent limitations in any internal control structure, errors or irregularities may nevertheless occur and not be detected. Also, projection of any evaluation of the structure to future periods is subject to the risk that procedures may become inadequate because of changes in conditions or that the effectiveness of the design and operation of policies and procedures may deteriorate.


For the purpose of this report, we have classified the significant internal control structure policies and procedures in the following categories:

-    Financing (notes, loans and capital contributions)
-    Revenue and receipts
-    Purchases and disbursements
- Accuracy and completeness of external reporting to regulatory authorities and others

For all of the internal control structure categories listed above, we obtained an understanding of the design of relevant policies and procedures and whether they have been placed in operation, and we assessed control risk.

Our consideration of the internal control structure would not necessarily disclose all matters in the internal control structure that might be material weaknesses under standards established by the American Institute of Certified Public Accountants. A material weakness is a reportable condition in which the design or operation of one or more of the specific internal control structure elements does not reduce to a relatively low level the risk that errors or irregularities in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. We noted no matters involving the internal control structure and its operation that we consider to be material weaknesses as defined above.

This report is intended for the information of the audit committee, management, and the Farmers Home Administration and should not be used for any other purpose.

Jackson, Mississippi
February 20, 1998
LOU ANN MONTEY AND ASSOCIATES, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
8400 N. Mopac Expressway Suite 304  Austin, Texas 78759
(512)     338-0044  Facsimile (512) 338-5395


To The Partners
Northway Drive, Ltd.
Bryan, Texas

We have audited the accompanying balance sheet of Northway Drive, Ltd. - (A Texas Limited Partnership) as of December 31, 1997.
This financial statement is the responsibility of the partnership's management. Our responsibility is to express and opinion on this financial statement based on our audit.

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

Because we were not engaged to audit the statements of operations and changes in partner's capital and cash flows, we did not extend our auditing procedures to enable us to express and opinion on results of operations and cash flows for the period ended December 31, 1997. Accordingly, we express no opinion on them.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Northway Drive, Ltd. - (A Texas Limited Partnership) as of December 31, 1997, in conformity with Generally Accepted Accounting Principles.

Austin, Texas
April 17,1998
INDEPENDENT AUDITORS' REPORT


To the Partners
Rhome Apartments, Ltd.

We have audited the accompanying balance sheet of Rhome Apartments, Ltd. (a limited partnership) as of December 31, 1997 and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rhome Apartments, Ltd. as of December 31, 1997, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page I-17 is presented for purposes of additional analysis and is not a required part of the basic financial state-To the Partners
Page 2

ments. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Wichita Falls, Texas
February 23, 1998
Moore, Camp, Phillips & Co., LLP
CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
Nocona Apartments, Ltd.

Independent Auditors' Report

We have audited the accompanying balance sheet of Nocona Apartments, Ltd. (a limited partnership), RD Project No: 50-0690752685663-02-2 as of December 31, 1997, and the related statement of operations, partners' equity and cash flows for the five month period then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nocona Apartments, Ltd. RD Project No.: 50-069-0752685663-02-2 as of December 31, 1997, and the results of its operations, the changes in partners, equity and cash flows for the five month period then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on Page I-17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit pro-To the Partners
Nocona Apartments, Ltd.
Page 2

cedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Wichita Falls, Texas
March 3, 1998
EUBANK & BETTS
A Professional Limited Liability Company
CERTIFIED PUBLIC ACCOUNTANTS
3820 Interstate 55 North / Post Office Box 16090 /
Jackson, Mississippi 39236-6090 / Phone (601) 987-4300 / Fax
(601) 987-4314


INDEPENDENT AUDITORS' REPORT

The Partners
Canton Housing One, L.P.
Jackson, Mississippi

We have audited the accompanying balance sheet of Canton Housing One, L.P. a Mississippi limited partnership, as of December 31, 1997, and the related statement of income, partners' capital, and cash flows for the one month then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canton Housing One, L.P. as of December 31, 1997, and the results of its operations and its cash flows for the one month then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 17, 1998, on our consideration of the Partnership's internal control and a report dated February 17, 1998, on its compliance with specific requirements applicable to major FmHA programs.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying financial information included on pages 14 through 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the current budget and proposed budget columns in Part I and II and the information in Part IV included on pages 14 through 18, on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

EUBANK & BETTS, PLLC

Jackson, Mississippi
February 17, 1998

EUBANK & BETTS
A Professional Limited Liability Company
CERTIFIED PUBLIC ACCOUNTANTS
3820 Interstate 55 North / Post Office Box 16090 /
Jackson, Mississippi 39236-6090 / Phone (601) 987-4300 / Fax
(601) 987-4314

INDEPENDENT AUDITORS' REPORT

The Partners
Canton Housing Three, L.P.
Jackson, Mississippi

We have audited the accompanying balance sheet of Canton Housing Three, L.P., a Mississippi limited partnership, as of December 31, 1997, and the related statement of income, partners' capital, and cash flows for the one month then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, all material respects, the financial position of Canton Housing Three, L.P. as of December 31, 1997, and the results of its operations and its cash flows for the one month then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 17, 1998, on our consideration of the Partnership's internal control and a report dated February 17, 1998, on its compliance with specific requirements applicable to major FmHA programs.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying financial information included on pages 11 through 16 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the current budget and proposed budget columns in Part I and II and the information in part IV included on pages 11 through 14, on which we express no opinion, has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
Jackson, Mississippi
February 17, 1998
EUBANK & BETTS
A Professional Limited Liability Company
CERTIFIED PUBLIC ACCOUNTANTS
3820 Interstate 55 North / Post Office Box 16090 /
Jackson, Mississippi 39236-6090 / Phone (601) 987-4300 / Fax
(601) 987-4314

INDEPENDENT AUDITORS' REPORT

The Partners
Canton Housing Two, L.P.
Jackson, Mississippi

We have audited the accompanying balance sheet of Canton Housing Two, L.P., a Mississippi limited partnership, FmHA Project No. 28-045-0640886061 01-5, as of December 31, 1997, and the related statements of income, partners' capital, and cash flows for the one month then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canton Housing Two, L.P., FmHA Project No. 28-045@0886061 01-5, as of December 31, 1997, and the results of its operations and its cash flows for the one month then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 17, 1998, on our consideration of the Partnership's internal control and reports dated February 17, 1998, on its compliance with specific requirements applicable to major FmHA programs.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying financial information included on pages 12 through 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the current budget and proposed budget columns in Part I and II and the information in Part IV included on pages 12 through 16, on which we express no opinion, has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Jackson, Mississippi
February 17, 1998
EUBANK & BETTS
A Professional Limited Liability Company
CERTIFIED PUBLIC ACCOUNTANTS
3820 Interstate 55 North / Post Office Box 16090 /
Jackson, Mississippi 39236-6090 / Phone (601) 987-4300 / Fax
(601) 987-4314


INDEPENDENT AUDITORS' REPORT

The Partners
Canton Housing Four, L.P.
Jackson, Mississippi

We have audited the accompanying balance sheet of Canton Housing Four, L.P., a Mississippi limited partnership, as of December 31, 1997, and the related statement of income, partners' capital, and cash flows for the one month then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management. as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canton Housing Four, L.P. as of December 31, 1997, and the results of its operations and its cash flows for the one month then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 17, 1998, on our consideration of the Partnership's internal control and a report dated February 17, 1998, on its compliance with specific requirements applicable to major FmHA programs.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying financial information included on pages 12 through 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the current budget and proposed budget columns in Part I and II and the information in Part IV included on pages 12 through 15, on which we express no opinion, has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

EUBANK & BETTS, PLLC



Jackson, Mississippi
February 17, 1998
GWEN WARD, P.C.
CERTIFIED PUBLIC ACCOUNTANT
609 UNIVERSITY DRIVE
FORT WORTH, TEXAS 76107
(817) 336-5880


Independent Auditor's Report

To the Partners of
Eagles Ridge Terrace, L. P.
Decatur, Texas

I have audited the accompanying balance sheet of Eagles Ridge
Terrace, L. P. as of December 31, 1997, and the related statements of operations, partners' equity and cash flows for the period then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eagles Ridge Terrace, L. P. as of December 31, 1997 and the results of its operations, changes in partners' equity and cash flows for the period then ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages I-16 and I-17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to a whole.

Fort Worth, Texas
March 13, 1998

Matthews, Hearon,
Cutrer & Lindsay, PLLC
CERTIFIED PUBLIC ACCOUNTANTS


INDEPENDENT AUDITOR'S REPORT
To the Partners
Ellisville Housing, L.P.
West Point, Mississippi

We have audited the accompanying balance sheets of Ellisville Housing, L.P. (a Mississippi limited partnership), FmHA Project No. 28-034-0640864667 as of December 31, 1997, and the related statements of operations, partners' capital (deficit) and cash flows for the period then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ellisville Housing, L.P., and the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.

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

Jackson, Mississippi
February 25, 1998


Matthews, Hearon,
Cutrer & Lindsay, PLLC
CERTIFIED PUBLIC ACCOUNTANTS


INDEPENDENT AUDITOR'S REPORT
To the Partners
Hattiesburg Housing, LP
Jackson, Mississippi

We have audited the accompanying balance sheet of Hattiesburg Housing, LP (a Mississippi limited partnership), FmHA Project No. 28-018-640864668 as of December 31, 1997, and the related statements of operations, partners' capital and cash flows for the period then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hattiesburg Housing, LP, and the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.

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

Jackson, Mississippi
February 17, 1998

GWEN WARD, P.C.
CERTIFIED PUBLIC ACCOUNTANT
609 UNIVERSITY DRIVE
FORT WORTH, TEXAS 76107
(817) 336-5880


Independent Auditor's Report

To the Partners of
Henderson Terrace, L. P.
Bridgeport, Texas

I have audited the accompanying balance sheet of Henderson
Terrace,
L. P. as of December 31, 1997, and the related statements of operations, partners, equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Henderson Terrace, L. P. as of December 31, 1997 and the results of its operations, changes in partners, equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages I-16 and I-17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Fort Worth, Texas
March 13, 1998
Robert C. Morris, CPA
716 S 1100 W
Cedar City, Utah 84720


INDEPENDENT AUDITORS' REPORT

To the partners
Hurricane Hills II LC

I have audited the accompanying balance sheets of Hurricane Hills
II LC as of December 31, 1997, and the related partners' equity for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examination, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hurricane Hills II LC as of December 31, 1997, and the results of its operations, changes in Partners, equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

I-3
GWEN WARD, P.C.
CERTIFIED PUBLIC ACCOUNTANT
609 UNIVERSITY DRIVE
FORT WORTH, TEXAS 76107
(817) 336-5880


Independent Auditor's Report

To the Partners of
Lakeview Little Elm, L. P.
Little Elm, Texas

I have audited the accompanying balance sheet of Lakeview Little Elm, L. P. as of December 31, 1997, and the related statements of operations, partners' equity and cash flows for the period then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeview Little Elm, L. P. as of December 31, 1997 and the results of its operations, changes in partners, equity and cash flows for the period then ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages I-16 and I-17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Fort Worth, Texas
March 13, 1998
GWEN WARD, P.C.
CERTIFIED PUBLIC ACCOUNTANT
609 UNIVERSITY DRIVE
FORT WORTH, TEXAS 76107
(817) 336-5880


Independent Auditor's Report

To the Partners of
Mesquite Trails, L. P.
Jacksboro, Texas

I have audited the accompanying balance sheet of Mesquite Trails,
L. P. as of December 31, 1997, and the related statements of operations, partners, equity and cash flows for the period then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mesquite Trails, L. P. as of December 31, 1997 and the results of its operations, changes in partners, equity and cash flows for the period then ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages I-16 and I-17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Fort Worth, Texas
March 13, 1998
GWEN WARD, P.C.
CERTIFIED PUBLIC ACCOUNTANT
609 UNIVERSITY DRIVE
FORT WORTH, TEXAS 76107
(817) 336-5880


Independent Auditor's Report

To the Partners of
Pilot Point Apartments, L. P.
Pilot Point, Texas

I have audited the accompanying balance sheet of Pilot Point
Apartments, L. P. as of December 31, 1997, and the related statements of operations, partners, equity and cash flows for the period then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pilot Point Apartments, L. P. as of December 31, 1997 and the results of its operations, changes in partners I equity and cash flows for the period then ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages I-16 and I-17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Fort Worth, Texas
March 13, 1998 .
Fishbein & Company, P.C.
Certified Public Accountants
Elkins Park Square - Suite 200
8080 Old York Road
Elkins, PA 19027-1455
215-635-3100
Fax:  215-635-5788


INDEPENDENT AUDITOR'S REPORT

Partners
Sencit Hampden Associates, L.P.
Harrisburg, Pennsylvania

We have audited the accompanying balance sheet of SENCIT HAMPDEN ASSOCIATES, L.P., ROTH VILLAGE TOWNHOMES, PHFA Project No. 0-546, as of
December 31, 1997, the end of the initial accounting period of the
Partnership.  This balance sheet is the responsibility of the
        Partnership's
management. Our responsibility is to express an opinion on this balance sheet
based on our audit.

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

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Sencit Hampden Associates, L.P. as of December 31, 1997, in conformity with generally accepted accounting principles.


Charles Bailly & Company
Certified Public Accountants - Consultants


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

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. A. audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation We believe that our audits provide a reasonable basis for our opinion.

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

Sioux Falls, South Dakota
January 28, 1997

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

In accordance with Government Auditing Standards, I have also issued a report dated February 15, 1997 on my consideration of Bennetts Pointe Limited Partnership's internal control structure and a report dated February 15, 1997 on its compliance with laws and regulations applicable to the financial statements.

Thomas C. Cunningham, CPA PC
Bristol , Virginia
February 15, 1997
Suby, Von Haden
& Associates, S.C.
CERTIFIED PUBLIC ACCOUNTANTS
Business and Management Consultants


INDEPENDENT AUDITOR'S REPORT

To the Partners
Breeze Cove Limited Partnership
Madison, Wisconsin

We have audited the accompanying balance sheet of Breeze Cove Limited Partnership as of December 31, 1996, and the related statements of loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Breeze Cove Limited Partnership for the year ended December 31, 1 995 were audited by other auditors, whose report dated January 17, 1996 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Breeze Cove Limited Partnership as of December 31, 1 996, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

January 17, 1997
Coopers
&Lybrand


Report of independent Accountants

To the Partners
College Greene Rental Associates, L.P.

We have audited the accompanying balance sheets of College Greene Rental Associates, L.P. (A Limited Partnership), as of December 31, 1996 and 1995, and the related statements of operations and partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of College Greene Rental Associates, L.P., as of December 3 1, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Rochester, New York
February 5, 1997


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



FRIDUSS, LUKEE, SCHIFF & CO., P.C.
Certified Public Accountants

Chicago, Illinois
May 29, 1996
GOLDEN ASSOCIATES
CERTIFIED PUBLIC ACCOUNTANTS
Larry R. Golden, CPA
Janine D. Graham, CPA
P.O. Box 967
769 E. Oglethorpe Hwy
Hinesville, GA 31310

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


GOLDEN ASSOCIATES

January 29, 1997
Hinesville, Georgia
GOLDEN ASSOCIATES
CERTIFIED PUBLIC ACCOUNTANTS
Larry R. Golden, CPA
Janine D. Graham, CPA
P.O. Box 967
769 E. Oglethorpe Hwy
Hinesville, GA 31310

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



GOLDEN ASSOCIATES

January 29, 1997
Hinesville, Georgia
Bob T. Robinson
Certified Public Accountant
2084 Dunbarton Drive
Jackson, Mississippi 39216
(601) 982-3875


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


Jackson, Mississippi
January 23, 1996
FRIDUSS, LUKEE, SCHIFF & CO., P.C.
CERTIFIED PUBLIC ACCOUNTANTS
4747 WEST PETERSON AVENUE
CHICAGO, ILLINOIS 60646
(312) 777-4445
FAX (312) 777-6557

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

Coopers
&Lybrand


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

Rochester, New York
February 5, 1996
Bob T. Robinson
Certified Public Accountant
2084 Dunbarton E)rive
Jackson, Mississippi 39216
(601) 982-3875


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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northfield Apartments, L.P. as of December 31, 1995 and 1994 and the results of its operation. and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Jackson, Mississippi
March 13, 1996
MCMILLAN, PATE & KING, L.L.P.
CERTIFIED PUBLIC ACCOUNTANTS
615 OBERLIN ROAD, SUITE 200
RALEIGH, NC 27605


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

February 16, 1996
and March 1, 1996
STIENESSEN - SCHLEGEL & CO.
LIMITED LIABILITY COMPANY
CERTIFIED PUBLIC ACCOUNTANTS

Independent Auditor's Report

To the Partners
Black River Run Limited Partnership

We have audited the accompanying balance sheets of Black River Run Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black River Run Limited Partnership, as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

CERTIFIED PUBLIC ACCOUNTANTS
January 9, 1997
OSCAR N. HARRIS & ASSOCIATES, P.A.
Certified Public Accountants
OSCAR N. HARRIS, C.P.A.
SHERRY S. JOHNSON, C.P.A.
KENNETH E. MILTON, C.P.A.
CONNIE P. STANCIL, C.P.A.

MEMBERS:
AMERICAN INDUSTRY OF
CERTIFIED PUBLIC ACCOUNTANTS
NORTH CAROLINA ASSOCIATION OF
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITOR'S REPORT

To the Partners of
LiveOak Village Limited Partnership
Charlotte, North Carolina

We have audited the balance sheets of LiveOak village Limited Partnership (an Alabama Limited Partnership) as of December 31, 1996 and 1995, and the related statements of partners' capital, income, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Live0ak Village Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

Certified Public Accountants
January 31, 1997
RANKIN, RANKIN & COMPANY
Certified Public Accountants
Lookout Corporate Center
1717 Dixie Highway Suite 600
Ft Wright, Kentucky 41011
Tel 606/331-5000


INDEPENDENT AUDITOR'S REPORT

To the Partners
Lookout Ridge Limited Partnership

We have audited the accompanying balance sheet of Lookout Ridge Limited Partnership as of December 31, 1996, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lookout Ridge Limited Partnership as of December 31, 1996, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

RANKIN, RANKIN & COMPANY

Ft. Wright, Kentucky
February 20, 1997
STIENESSEN - SCHLEGEL & CO.
LIMITED LIABILITY COMPANY
CERTIFIED PUBLIC ACCOUNTANTS

Independent Auditor's Report

To the Partners
Pinedale II Limited Partnership

We have audited the accompanying balance sheets of Pinedale II Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pinedale II Limited Partnership, as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

CERTIFIED PUBLIC ACCOUNTANTS

January 13, 1997
STIENESSEN - SCHLEGEL & CO.
LIMITED LIABILITY COMPANY
CERTIFIED PUBLIC ACCOUNTANTS

Independent Auditor's Report

To the Partners
Pumphouse Crossing II Limited Partnership

We have audited the accompanying balance sheets of Pumphouse Crossing II Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pumphouse Crossing II Limited Partnership, as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

CERTIFIED PUBLIC ACCOUNTANTS

January 20, 1997
RANKIN, RANKIN & COMPANY
Certified Public Accountants
Lookout Corporate Center
1717 Dixie Highway Suite 600
Ft Wright, Kentucky 41011
Tel 606/331-5000


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

RANKIN, RANKIN & COMPANY

Ft. Wright, Kentucky
April 24,1996
TAMA AND BUDAJ, P.C.
Certified Public Accountants
32783 MIDDLEBELT ROAD
FARMINGTON, MICHIGAN 48334-1726
(810) 626-3800
FAX NO (810) 626-2276

Independent Auditor's Report

To the Partners of
Clarendon Court Limited Partnership

We have audited the accompanying balance sheet of CLARENDON COURT LIMITED PARTNERSHIP as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year ended December 31, 1996 and the period March 29, 1995 (date operational) to December 31, 1995. These financial statements are the responsibility of the general partner and management of the partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information listed in the table of contents is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This accompanying information is the responsibility of the partnership's management. Such information, except for the portion marked "unaudited" on which we express no opinion, has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects when-considered in relation to the basic financial statements taken as a whole.

Farmington Hills, Michigan
January 31, 1997
Tom Mechsner
Certified Public Accountant
2200 E. Sunshine, Suite 360
Springfield, Missouri 65804
(417) 882-4303


INDEPENDENT AUDITOR'S REPORT

To the Partners
Lost Tree Limited Partnership

I have audited the accompanying balance sheets of Lost Tree Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners, equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

Tom Mechsner
Certified Public Accountant
February 17, 1997
Matthews, Hearon,
Cutrer & Lindsay, PLLC
CERTIFIED PUBLIC ACCOUNTANTS


INDEPENDENT AUDITOR'S REPORT

To the Partners
Philadelphia Housing II, Limited Partnership
Philadelphia, Mississippi

We have audited tie accompanying balance sheets of Philadelphia Housing II, Limited Partnership (a Mississippi limited partnership), FmHA Project No. 28-050-640808922 as of December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Jackson, Mississippi
January 16, 1997
MARGOLIN, WINER & EVENS LLP
CERTIFIED PUBLIC ACCOUNTANTS   ESTABLISHED 1946
400 GARDEN CITY PLAZA  GARDEN CITY, NEW YORK  11530-3317
TEL:  (516) 747-2000   FAX: (516) 747-6707

Report of Independent Accountants

Partners
Colonna Redevelopment Company L.P.
Hempstead, New York

We have audited the accompanying balance sheets of Colonna
Redevelopment Company L.P. (a New York Limited Partnership) (the
'Partnership") as of December 31, 1996 and 1995 and the related statements of operations, cash flows and partners' equity for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

January 21, 1997
Tom Mechsner
Certified Public Accountant
2200 E. Sunshine, Suite 360
Springfield, Missouri 65804
(417) 882-4303


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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Halls Ferry Apartments, L.P. as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

Tom Mechsner
Certified Public Accountant
February 17, 1997
YEO & YEO


Independent Auditors' Report

Partners
Ithaca I Limited Partnership
Ithaca, Michigan

We have audited the accompanying balance sheet of Ithaca I Limited Partnership FmHA Project No. 26-029-383119117 as of December 31, 1996 and 1995, and the related statements of income, partners' equity and cash flows for the years ending December 31, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 25, 1996 on our consideration of Ithaca I Limited Partnership's internal control structure and a report dated February 25, 1996 on its compliance with laws and regulations.

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

CERTIFIED PUBLIC ACCOUNTANTS

February 25, 1997
Ehrhardt
Keefe
Steiner &
Hottman PC

INDEPENDENT AUDITORS' REPORT

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

January 29, 1996
Denver, Colorado
Ehrhardt
Keefe
Steiner &
Hottman PC

INDEPENDENT AUDITORS' REPORT

To the Partners
Kimbark 1200 Associates, Limited Partnership
Longmont, Colorado

We have audited the accompanying balance sheet of FHA Project No. 101-98011 of Kimbark 1200 Associates, Limited Partnership, as of December 31, 1996, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FHA Project No. 101-98011 as of December 31, 1996, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 14, 1997 on our consideration of FHA Project No. 101-98011's internal control structure and a report dated February 14, 1997 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to affirmative fair housing.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data included in the report (shown on pages 15 through 20) are presented for the purpose of additional analysis and are not. a required part of the basic financial statements of FHA Project No. 101-98011. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.
Ehrhardt Keefe Steiner & Hottman PC
February 14, 1997
Denver, Colorado
Audit Partner: Lisa M. Pease
EIN: 84-0869721
CONSIDINE & CONSIDINE

To The Partners
Lincoln Hotel Partnership
A California Limited Partnership
600 West Broadway, #1070
San Diego, CA 92101


Independent Auditor's Report

We have audited the accompanying balance sheets of Sacramento SRO Limited Partnership, as of December 31, 1996 and 1995 and the related statements of operations and partners' capital and statements of cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sacramento SRO Limited Partnership, as of December 31, 1996 and 1995, and the results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

CONSIDINE & CONSIDINE
An Accountancy Corporation

March 17, 1997
GORACKE & WILCOX, P.C.
Certified Public Accountants
5010 118th Street, Suite 100  Omaha, Nebraska 68137-2208
Telephone 402-896-1500

INDEPENDENT AUDITORS' REPORT
To the PartnersSouth Hills Apartments, L.P.

We have audited the accompanying balance sheets f South Hill.
Apartments, L.P. as of December 31, 1996 and 1995, and the related statements of operations, partners, equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Goracke & Wilcox, P.C.

February 5, 1997
NOVOGRADAC
& COMPANY
CERTIFIED PUBLIC ACCOUNTANTS

Independent Auditors' Report


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

Los Angeles, California
May 30, 1996
YOUNG & PRICKITT, P. C. Certified Public Accountants
111 Franklin Road, Suite 302
Roanoke, Virginia 24011-21 00
540/982-3852
540/343-9231 FAX

INDEPENDENT AUDITOR'S REPORT

To  Partners
Autumn Ridge Associates
Roanoke, Virginia:

We have audited the accompanying balance sheet of Autumn Ridge Associates (A Virginia Limited Partnership) as of December 31, 1996. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based .. our audit.

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

February 21, 1997
YORK, DILLINGHAM & COMPANY, P.L.L.C
CERTIFIED PUBLIC ACCOUNTANTS
P.O. BOX 551
1708 ALPINE AVENUE
COLUMBIA, TENNESSEE 38402-0551
TELEPHONE (615) 388-0517
FAX (615) 381-3440

INDEPENDENT AUDITORS' REPORT

To the Partners
Brownsville  Associates, Limited

We have audited the accompanying (a Tennessee limited partnership) d/b/a Brownsville Village Apartments, FmHA Project No. : 48-038-621467876, as of December 31, 1996 and 1995, and the
related statement of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basic evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brownsville Associates, Limited (a Tennessee limited partnership) d/b/a Brownsville Village Apartments, FmHA Project No. : 48-038-621467876, as of December 31, 1996 and 1995, and the
results of its operations, the changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accenting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 17, 1997 on our consideration of Brownsville Associates, Limited's internal control structure and a report dated February 17, 1997 .. its compliance with laws and regulations applicable to the financial statements.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole. Columbia, Tennessee
February 17, 1997
DURANT, SCHRAIBMAN & LINDSAY
Certified Public Accountants



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

February 19, 1997

Sonnenberg & Company, CPAs
A Professional Corporation
Corporate Office: 5190 Governor Drive, Suite 201, San Diego,
California 92122
Regional Office: 15840 Ventura Blvd., Suite 208, Encino,
California 91436
Phone: (818) 986-5551   (800) 464-4HOA    FAX (818) 986-6318

INDEPENDENT AUDITORS' REPORT

To the Partners
SG-Wyandotte, L.P.

We have audited the accompanying balance sheet of SG-Wyandotte, L.P., a California Limited Partnership, as of December 31, 1996, and the related statement of partners' equity for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SG-Wyandotte, L.P. as of December 31, 1996, and the changes in partners' equity for the year then ended in conformity with generally accepted accounting principles.


Sonnenberg & Company, CPAs

February 12, 1997
YORK, DILLINGHAM & COMPANY, P.L.L.C
CERTIFIED PUBLIC ACCOUNTANTS
P.O. BOX 551
1708 ALPINE AVENUE
COLUMBIA, TENNESSEE 38402-0551
TELEPHONE (615) 388-0517
FAX (615) 381-3440

INDEPENDENT AUDITORS' REPORT

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

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relating to the basic financial statements taken as a whole. Columbia, Tennessee
February 14, 1997
Bybee & Company
A BUSINESS DEVELOPMENT COMPANY
100 South 500 West, Suite 200
Bountiful, Utah 84010
(801) 295-2992

Independent Auditor's Report

Partners
Shadowcreek Apartments
Elko, Nevada

We have audited the accompanying balance sheet of Shadowcreek Apartments (Project), FmHA Case No. 33-002-0880283493, as of December 31, 1996 and the related statements of operations, changes in Project equity and cash flows for the period October 1, 1996 through December 31,1996. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and with Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1996 and the results of its operations and cash flows for the period October 1, 1996, in conformity with general accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental data included in the report (shown on pages 10 and 11) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Project for the period October 1, 1996 through December 31, 1996. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
Partners
Shadowcreek Apartments

In accordance with Government Auditing Standards, we have issued a report dated May 30, 1997, on our consideration of the Project's internal control structure and a report dated May 30, 1997, on its compliance with laws and regulations.

May 30, 1997
GRANTHAM, RANDALL, ARRINGTON & CO
CERTIFIED PUBLIC ACCOUNTANTS
A Professional Corporation

Independent Auditors' Report


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

In accordance with Government Auditing Standards, we have also issued a report dated February 7, 1997, on our consideration of Ethel Housing, L.P.'s internal control structure, and reports dated February 7, 1997, on its compliance with specific requirements applicable to major RECD programs and nonmajor RECD transactions.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included on pages 14 through 20 are presented for purposes of Ethel Housing, L.P.
Page Two

additional analysis and are not a required part of the financial statements of Ethel Housing, L.P. Such information, except for the current budget and proposed budget columns on page 17 through 20, on which we express no opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

February 7, 1997
SPAR & BOYER
Certified Public Accountants, L.L.P.

Stewart A. Spar CFA
Keith Boyer CFA
Paul R. Galizia CPA


Independent Auditors' Report

MAIN EVERETT HOUSING L.P.
New Rochelle NY 10801

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MAIN EVERETT HOUSING L.P. as at December 31, 1996, and its cash flows and changes in partners capital for the years then ended in conformity with generally accepted accounting principles.

Dobbs Ferry, New York
February 6, 1996


SPAR & BOYER
Certified Public Accountants, L.L.P.

Stewart A. Spar CFA
Keith Boyer CFA
Paul R. Galizia CPA


Independent Auditors' Report

OSBORNE HOUSING L.P.
New Rochelle NY 10801

We have audited the accompanying balance sheet of OSBORNE HOUSING
L.P. as of December 31, 1996, and the related     statements of
income, changes in partners,
Capital and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OSBORNE HOUSING L.P. as at December 31, 1996, and its cash flows and changes in partners capital for the years then ended in conformity with generally accepted accounting principles.

Dobbs Ferry, New York
February 6, 1996
GRANTHAM, RANDALL, ARRINGTON & CO
CERTIFIED PUBLIC ACCOUNTANTS
A Professional Corporation

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

In accordance with Government Auditing Standards, we have also issued a report dated February 7, 1997, on our consideration of Shannon Housing, L.P.'s internal control structure, and reports dated February 7, 1997, on its compliance with specific requirements applicable to major RECD programs and nonmajor RECD transactions.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included on pages 14 through 20 are presented for purposes of Shannon Housing, L.P.
Page Two

additional analysis and are not a required part of the financial statements of Shannon Housing, L.P. Such information, except for the current budget and proposed budget columns on page 17 through 20, on which we express no opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

February 7, 1997
MISCHLER
NURRE
WAITE
CERTIFIED PUBLIC ACCOUNTANTS
973 HATCH STREET
CINCINNATI, OHIO 45202
513-579-8787
FAX: 513-562-8683


INDEPENDENT AUDITORS' REPORT

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

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and Consolidated Audit Guide for Audits of HUD Programs (the "Guide,,) issued by the U.
S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project #073-55035, 073-55037, 073-55038, 073-55061 and
073-55062 as of December 31, 1996 and the results of its operations and its cash flows and its changes in partners, capital for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 5, 1997 on our consideration of Sutton Place Apartments, internal control structure and a report dated February 5, 1997 on its compliance with laws and regulations.

We were engaged to conduct an audit for the purpose of forming an opinion on the financial statements taken as a whole. The additional information included in the report shown on pages 13-15 is presented for the purposes of additional analysis and is not a required part of the financial statements of HUD Project #07355035, 073-55037, 073-55038, 073-55061 and 073-55062. Such
information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

Mischler, Nurre & Waite, Ltd.
Certified Public Accountants
Cincinnati, Ohio
February 5, 1997
GRANTHAM, RANDALL, ARRINGTON & CO
CERTIFIED PUBLIC ACCOUNTANTS
A Professional Corporation

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

In accordance with Government Auditing Standards, we have also issued a report dated February 10, 1997, on our consideration of West Point Housing, L.P.'s internal control structure, and reports dated February 10, 1997, on its compliance with specific requirements applicable to major RECD programs and nonmajor RECD transactions.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included on pages 15 through 21 are presented for purposes of West Point Housing, L.P.
Page Two

additional analysis and are not a required part of the financial statements of West Point Housing, L.P. Such information, except for the current budget and proposed budget columns on page 18 through 21, on which we express no opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

February 10, 1997
JCCS
Junkermier - Clark
Campanella - Stevens - P.C.
Certified Public Accountants


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

Great Falls, Montana
February 3, 1996
MISCHLER
NURRE
WAITE
CERTIFIED PUBLIC ACCOUNTANTS
973 HATCH STREET
CINCINNATI, OHIO 45202
513-579-8787
FAX: 513-562-8683


INDEPENDENT AUDITORS' REPORT

To the Partners of
Washington Arms Apartments
(A Limited Partnership)
Dayton, Ohio

We have audited the accompanying balance sheet of HUD Project #046NIO93 of Washington Arms Apartments (a limited partnership) as of December 31, 1996, and the related statements of profit and loss, changes in partners, capital and cash flows for the year ended December 31, 1996. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and Consolidated Audit Guide for Audits of HUD Programs (the "Guide,,) issued by the U.
S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project #046-NIO93 as of December 31, 1996 and the results of its operations and its cash flows and its changes in partners, capital for the period then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 1997 on our consideration of Washington Arms Apartments I internal control structure and a report dated
January 29, 1997 on its compliance with laws and regulations.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The additional information included in the report shown on pages 13-18 is presented for the purposes of additional analysis and is not a required part of the financial statements of HUD Project #046-NT093. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

Mischler, Nurre & Waite, Ltd.
Certified Public Accountants
Cincinnati, Ohio
January 29, 1997

Sonnenberg & Company, CPAs
A Professional Corporation
Corporate Office: 5190 Governor Drive, Suite 201, San Diego,
California 92122
Regional Office: 15840 Ventura Blvd., Suite 208, Encino,
California 91436
Phone: (818) 986-5551   (800) 464-4HOA    FAX (818) 986-6318

INDEPENDENT AUDITORS' REPORT

To the Partners
SG-Hazeltine, L.P.

We have audited the accompanying balance sheet of SG-Hazeltine, L.P., a California Limited Partnership, as of December 31, 1996 and the related statement of partners' equity for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SG-
Hazeltine, L.P. as of December 31, 1996, and the changes in partners' equity for the year then ended in conformity with generally accepted accounting principles.


Sonnenberg & Company, CPAs
February 12, 1997
San Diego, California

LITTLE & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS
P. 0. BOX 2485       1111 NORTH 19TH STREET
MONROE, LOUISIANA 71207
TELEPHONE (318) 323-1717
TELECOPIER (318) 322-5121

INDEPENDENT AUDITOR'S REPORT

The Willows Apartments Partnership, Ltd.
Smithville, Texas

We have audited the accompanying balance sheet of The Willows Apartments Partnership, Ltd., (the Partnership) as of December 31, 1996, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and the Standards for Financial and Compliance Audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

Monroe, Louisiana
May 27, 1997
through  March 31, 1996 for Series 29, for the period June 23,
1997
(date of inception) through March 31, 1998 for Series 30, for the period September 11, 1997 (date of inception) through March 31,
1998 for Series 31, and for the period January 19, 1998 (date of inception) through March 31, 1998 for Series 32 in conformity with generally accepted accounting principles.

        We  and  other  auditors  have also audited the
information
included  in  the  related  financial statement schedules listed in
Form  10-K,  Item 14(a) of Boston Capital Tax Credit Fund IV L.P.
-
Series 20 through Series 32 as of March 31, 1998. In our opinion, the schedules present fairly, in all material respects, the information required to be set forth therein, in conformity with generally accepted accounting principles.

Bethesda, Maryland
July 15, 1998

               Boston Capital Tax Credit Fund IV L.P.

                           BALANCE SHEETS

                      March 31, 1998 and 1997


Total

-----------------------------------
                                                        1998
1997

---------------   ----------------

                    ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
   (notes A and C)                               $    263,155,258
$    164,581,635

OTHER ASSETS

   Cash and cash equivalents (notes A, H and
       I)                                               4,193,020
14,801,634

   Investments available-for-sale (notes A and
       G)                                              70,135,961
46,568,694

   Notes receivable (note D)                           24,395,853
12,972,311

   Prepaid expenses                                             -
6,458

   Deferred acquisition costs (notes A and C)           5,541,912
6,888,731

   Organization costs, net of  accumulated
       amortization (note A)                              603,443
534,968

   Other assets (note E)                               18,047,506
12,846,156

---------------   ----------------
                                                 $    386,072,953
$    259,200,587

===============   ================

                  LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Accounts payable and accrued expenses         $        486,292
$          6,683

   Line of credit                                       5,000,000
-

   Syndication costs payable                                    -
280,815

   Accounts payable - affiliates (note B)               3,413,858
1,536,042

   Capital contributions payable (note C)              70,863,665
34,744,876

---------------   ----------------
                                                       79,763,815
36,568,416

---------------   ----------------
PARTNERS' CAPITAL (note A)

   Assignor Limited Partner

      Units of limited partnership interest
          consisting of 65,000,000 authorized
          beneficial assignee certificates
          (BACs), $10 stated value per BAC,
          39,610,709 and 28,327,352 at March
          31, 1998 and 1997 are issued and
          outstanding to the assignees                          -
-

 Assignees

      Units of beneficial interest of the
          limited partnership interest of the
          assignor limited partner, 39,610,709
          and 28,327,352 at March 31, 1998 and
          1997 issued and outstanding                 306,404,507
222,767,338

   General Partner
(326,595)          (191,910)

   Unrealized gain on securities available for
       sale, net                                          231,226
56,743

---------------   ----------------
                                                      306,309,138
222,632,171

---------------   ----------------
                                                 $    386,072,953
$    259,200,587

===============   ================

Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included.

                             (continued)

              Boston Capital Tax Credit Fund IV L.P.

                      March 31, 1998 and 1997


Series 20

-----------------------------------
                                                        1998
1997

---------------   ----------------
                    ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
   (notes A and C)                               $     23,307,328
$     25,829,683

OTHER ASSETS

   Cash and cash equivalents (notes A, H and
       I)                                                 198,679
429,105

   Investments available-for-sale (notes A and
       G)                                                 374,317
778,954

   Notes receivable (note D)                                    -
874,787

   Prepaid expenses                                             -
4,410

   Deferred acquisition costs (notes A and C)              98,235
98,235

   Organization costs, net of  accumulated
       amortization (note A)                               33,891
57,176

   Other assets (note E)                                  433,334
255,951

---------------   ----------------
                                                 $     24,445,784
$     28,328,301

===============   ================

                  LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Accounts payable and accrued expenses         $              -
$              -
   Line of credit                                               -
-

   Syndication costs payable                                    -
-

   Accounts payable - affiliates (note B)                 952,716
573,651

   Capital contributions payable (note C)                 524,696
1,942,326

---------------   ----------------
                                                        1,477,412
2,515,977

---------------   ----------------
PARTNERS' CAPITAL (note A)
   Assignor Limited Partner

      Units of limited partnership interest
          consisting of 65,000,000 authorized
          beneficial assignee certificates
          (BACs), $10 stated value per BAC,
          3,866,700 at March 31, 1998 and 1997
          are issued and outstanding to the
          assignees                                             -
-

   Assignees

      Units of beneficial interest of the
          limited partnership interest of the
          assignor limited partner, 3,866,700
          at March 31, 1998 and 1997 issued and
          outstanding                                  23,068,223
25,884,026

   General Partner
(100,892)           (72,450)

   Unrealized gain on securities available for
       sale, net                                            1,041
748

---------------   ----------------
                                                       22,968,372
25,812,324

---------------   ----------------
                                                 $     24,445,784
$     28,328,301

===============   ================

Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included.

                             (continued)

              Boston Capital Tax Credit Fund IV L.P.

                      March 31, 1998 and 1997


Series 21

----------------------------------
                                                        1998
1997

---------------   ----------------
                    ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
   (notes A and C)                               $      9,560,326
$     11,515,577

OTHER ASSETS

   Cash and cash equivalents (notes A, H and
       I)                                                 171,025
494,112

   Investments available-for-sale (notes A and
       G)                                               1,017,352
701,042

   Notes receivable (note D)                              641,542
641,542

   Prepaid expenses                                             -
-

   Deferred acquisition costs (notes A and C)              53,731
53,731

   Organization costs, net of  accumulated
       amortization (note A)                               12,523
31,480

   Other assets (note E)                                  249,118
245,722

---------------   ----------------
                                                 $     11,705,617
$     13,683,206

===============   ================

                  LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Accounts payable and accrued expenses         $              -
$              -
   Line of credit                                               -
-

   Syndication costs payable                                    -
-

   Accounts payable - affiliates (note B)                 597,830
371,990

   Capital contributions payable (note C)                 860,126
967,561

---------------   ----------------
                                                        1,457,956
1,339,551

---------------   ----------------
PARTNERS' CAPITAL (note A)
   Assignor Limited Partner

      Units of limited partnership interest
          consisting of 65,000,000 authorized
          beneficial assignee certificates
          (BACs), $10 stated value per BAC,
          1,892,700 at March 31, 1998 and 1997
          are issued and outstanding to the
          assignees                                             -
-

   Assignees

      Units of beneficial interest of the
          limited partnership interest of the
          assignor limited partner, 1,892,700
          at March 31, 1998 and 1997 issued and
          outstanding                                  10,304,349
12,381,436

   General Partner
(59,504)           (38,523)

   Unrealized gain on securities available for
       sale, net                                            2,816
742

---------------   ----------------
                                                       10,247,661
12,343,655

---------------   ----------------
                                                 $     11,705,617
$     13,683,206

===============   ================

Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included.

                             (continued)

              Boston Capital Tax Credit Fund IV L.P.

                      March 31, 1998 and 1997


Series 22

----------------------------------
                                                        1998
1997

---------------   ----------------
                    ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
   (notes A and C)                               $     16,104,712
$     17,576,959

OTHER ASSETS

   Cash and cash equivalents (notes A, H and
       I)                                                  99,260
648,647

   Investments available-for-sale (notes A and
       G)                                                 385,678
621,520

   Notes receivable (note D)                            1,796,240
2,209,273

   Prepaid expenses                                             -
-

   Deferred acquisition costs (notes A and C)             202,011
166,684

   Organization costs, net of accumulated
       amortization (note A)                               22,232
34,770

   Other assets (note E)                                  438,091
518,706

---------------   ----------------
                                                 $     19,048,224
$     21,776,559

===============   ================

                  LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Accounts payable and accrued expenses         $              -
$              -
   Line of credit                                               -
-

   Syndication costs payable                                    -
-

   Accounts payable - affiliates (note B)                 536,965
289,397

   Capital contributions payable (note C)               1,836,296
3,158,246

---------------   ----------------
                                                        2,373,261
3,447,643

---------------   ----------------
PARTNERS' CAPITAL (note A)
   Assignor Limited Partner

      Units of limited partnership interest
          consisting of 65,000,000 authorized
          beneficial assignee certificates
          (BACs), $10 stated value per BAC,
          2,564,400 at March 31, 1998 and 1997
          are issued and outstanding to the
          assignees                                             -
-

   Assignees

      Units of beneficial interest of the
          limited partnership interest of the
          assignor limited partner, 2,564,400
          at March 31, 1998 and 1997 issued and
          outstanding                                  16,726,229
18,363,950

   General Partner
(52,342)           (35,799)

   Unrealized gain on securities available for
       sale, net                                            1,076
765

---------------   ----------------
                                                       16,674,963
18,328,916

---------------   ----------------
                                                 $     19,048,224
$     21,776,559

===============   ================

Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included.

                             (continued)

                     Boston Capital Tax Credit Fund IV L.P.

                      March 31, 1998 and 1997

                                                           Series
23

-----------------------------------
                                                    1998
1997
                                               ---------------
----------------
                   ASSETS

INVESTMENTS IN OPERATING LIMITED
   PARTNERSHIPS (notes A and C)              $     23,271,914   $
25,009,648

OTHER ASSETS

   Cash and cash equivalents (notes A, H
       and I)                                          75,562
1,578,798

   Investments available-for-sale (notes A
       and G)                                         584,414
1,100,369

   Notes receivable (note D)                        2,186,398
2,186,398

   Prepaid expenses                                         -
2,048

   Deferred acquisition costs (notes A and
       C)                                             166,697
168,247

   Organization costs, net of  accumulated
       amortization (note A)                           30,006
43,078

   Other assets (note E)                              713,561
434,706
                                               ---------------
----------------
                                             $     27,028,552   $
30,523,292
                                               ===============
================

                LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Accounts payable and accrued expenses     $              -   $
-
   Line of credit                                           -
-

   Syndication costs payable                                -
-

   Accounts payable - affiliates (note B)             297,891
60,215

   Capital contributions payable (note C)           2,724,109
4,529,018
                                               ---------------
----------------
                                                    3,022,000
4,589,233
                                               ---------------
----------------
PARTNERS' CAPITAL (note A)
   Assignor Limited Partner

      Units of limited partnership
          interest consisting of 65,000,000
          authorized beneficial assignee
          certificates (BACs), $10 stated
          value per BAC, 3,336,727 at March
          31, 1998 and 1997 are issued and
          outstanding to the assignees                      -
-

   Assignees

      Units of beneficial interest of the
          limited partnership interest of
          the assignor limited partner,
          3,336,727 at March 31, 1998 and
          1997 issued and outstanding              24,049,616
25,958,000

   General Partner                                    (44,798)
(25,521)

   Unrealized gain on securities available
       for sale, net                                    1,734
1,580
                                               ---------------
----------------
                                                   24,006,552
25,934,059
                                               ---------------
----------------
                                             $     27,028,552   $
30,523,292
                                               ===============
================

Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included.

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.

                      March 31, 1998 and 1997

                                                           Series
24

-----------------------------------
                                                    1998
1997
                                               ---------------
----------------
                   ASSETS

INVESTMENTS IN OPERATING LIMITED
   PARTNERSHIPS (notes A and C)              $     15,422,126   $
15,915,977

OTHER ASSETS

   Cash and cash equivalents (notes A, H
       and I)                                         275,033
644,685

   Investments available-for-sale (notes A
       and G)                                         198,587
303,949

   Notes receivable (note D)                          779,231
1,654,702

   Prepaid expenses                                         -
-

   Deferred acquisition costs (notes A and
       C)                                             276,690
313,911

   Organization costs, net of  accumulated
       amortization (note A)                           32,450
45,429

   Other assets (note E)                              756,754
1,438,557
                                               ---------------
----------------
                                             $     17,740,871   $
20,317,210
                                               ===============
================

                LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Accounts payable and accrued expenses     $         27,000   $
-
   Line of credit                                           -
-

   Syndication costs payable                                -
-

   Accounts payable - affiliates (note B)             313,111
79,964

   Capital contributions payable (note C)           1,518,325
2,779,449
                                               ---------------
----------------
                                                    1,858,436
2,859,413
                                               ---------------
----------------
PARTNERS' CAPITAL (note A)
   Assignor Limited Partner

      Units of limited partnership
          interest consisting of 65,000,000
          authorized beneficial assignee
          certificates (BACs), $10 stated
          value per BAC, 2,169,878 at March
          31, 1998 and 1997 are issued and
          outstanding to the assignees                      -
-

   Assignees

      Units of beneficial interest of the
          limited partnership interest of
          the assignor limited partner,
          2,169,878 at March 31, 1998 and
          1997 issued and outstanding              15,908,401
17,468,005

   General Partner                                    (26,479)
(10,725)

   Unrealized gain on securities available
       for sale, net                                      513
517
                                               ---------------
----------------
                                                   15,882,435
17,457,797
                                               ---------------
----------------
                                             $     17,740,871   $
20,317,210
                                               ===============
================

Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included.

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.

                      March 31, 1998 and 1997


Series 25

-----------------------------------
                                                        1998
1997

---------------   ----------------
                    ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
   (notes A and C)                               $     22,681,362
$     24,266,974

OTHER ASSETS

   Cash and cash equivalents (notes A, H and
       I)                                                 173,979
956,365

   Investments available-for-sale (notes A and
       G)                                                 998,627
3,065,387

   Notes receivable (note D)                              754,841
405,700

   Prepaid expenses                                             -
-

   Deferred acquisition costs (notes A and C)             279,327
113,810

   Organization costs, net of  accumulated
       amortization (note A)                               28,842
39,330

   Other assets (note E)                                1,713,420
2,638,118

---------------   ----------------
                                                 $     26,630,398
$     31,485,684

===============   ================

                  LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Accounts payable and accrued expenses         $              -
$            983
   Line of credit                                               -
-

   Syndication costs payable                                    -
-

   Accounts payable - affiliates (note B)                       -
16,554

   Capital contributions payable (note C)               3,396,767
6,437,839

---------------   ----------------
                                                        3,396,767
6,455,376

---------------   ----------------
PARTNERS' CAPITAL (note A)
   Assignor Limited Partner

      Units of limited partnership interest
          consisting of 65,000,000 authorized
          beneficial assignee certificates
          (BACs), $10 stated value per BAC,
          3,026,109 at March 31, 1998 and 1997
          are issued and outstanding to the
          assignees                                             -
-

   Assignees

      Units of beneficial interest of the
          limited partnership interest of the
          assignor limited partner, 3,026,109
          at March 31, 1998 and 1997 issued and
          outstanding                                  23,255,931
25,031,932

   General Partner
(25,136)            (7,202)

   Unrealized gain on securities available for
       sale, net                                            2,836
5,578

---------------   ----------------
                                                       23,233,631
25,030,308

---------------   ----------------
                                                 $     26,630,398
$     31,485,684

===============   ================

Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included.

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.

                      March 31, 1998 and 1997


Series 26

-----------------------------------
                                                        1998
1997

---------------   ----------------
                    ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
   (notes A and C)                               $     29,729,194
$     21,613,713

OTHER ASSETS

   Cash and cash equivalents (notes A, H and
       I)                                                 105,301
1,239,330

   Investments available-for-sale (notes A and
       G)                                               6,645,272
12,173,007

   Notes receivable (note D)                            1,173,727
1,070,887

   Prepaid expenses                                             -
-

   Deferred acquisition costs (notes A and C)             601,034
1,471,671

   Organization costs, net of  accumulated
       amortization (note A)                               61,526
80,457

   Other assets (note E)                                3,764,864
3,275,364

---------------   ----------------
                                                 $     42,080,918
$     40,924,429

===============   ================

                  LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Accounts payable and accrued expenses         $             82
$              -
   Line of credit                                               -
-

   Syndication costs payable                                    -
-

   Accounts payable - affiliates (note B)                  17,324
9,630

   Capital contributions payable (note C)               9,269,613
7,104,113

---------------   ----------------
                                                        9,287,019
7,113,743

---------------   ----------------
PARTNERS' CAPITAL (note A)
   Assignor Limited Partner

      Units of limited partnership interest
          consisting of 65,000,000 authorized
          beneficial assignee certificates
          (BACs), $10 stated value per BAC,
          3,995,900 at March 31, 1998 and 1997,
          are issued and outstanding to the
          assignees                                             -
-

   Assignees

      Units of beneficial interest of the
          limited partnership interest of the
          assignor limited partner, 3,995,900
          at March 31, 1998 and 1997, issued
          and outstanding                              32,787,697
33,793,663

   General Partner
(12,533)            (2,372)

   Unrealized gain on securities available for
       sale, net                                           18,735
19,395

---------------   ----------------
                                                       32,793,899
33,810,686

---------------   ----------------
                                                 $     42,080,918
$     40,924,429

===============   ================

Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included.

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.

                      March 31, 1998 and 1997


Series 27

----------------------------------
                                                        1998
1997

---------------   ----------------
                    ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
   (notes A and C)                               $     18,158,317
$     13,365,524

OTHER ASSETS

   Cash and cash equivalents (notes A, H and
       I)                                                 258,292
2,180,687

   Investments available-for-sale (notes A and
       G)                                               2,664,947
6,919,629

   Notes receivable (note D)                              653,377
565,365

   Prepaid expenses                                             -
-

   Deferred acquisition costs (notes A and C)             458,280
929,985

   Organization costs, net of  accumulated
       amortization (note A)                               54,328
69,850

   Other assets (note E)                                1,515,909
341,850

---------------   ----------------
                                                 $     23,763,450
$     24,372,890

===============   ================

                          LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Accounts payable and accrued expenses         $              -
$              -
   Line of credit                                               -
-

   Syndication costs payable                                    -
-

   Accounts payable - affiliates (note B)                 125,327
-

   Capital contributions payable (note C)               3,524,022
3,470,122

---------------   ----------------
                                                        3,649,349
3,470,122

---------------   ----------------
PARTNERS' CAPITAL (note A)
   Assignor Limited Partner

      Units of limited partnership interest
          consisting of 65,000,000 authorized
          beneficial assignee certificates
          (BACs), $10 stated value per BAC,
          2,460,700 at March 31, 1998 and 1997
          are issued and outstanding to the
          assignees                                             -
-

   Assignees

      Units of beneficial interest of the
          limited partnership interest of the
          assignor limited partner, 2,460,700
          at March 31, 1998 and 1997 issued and
          outstanding                                  20,116,351
20,895,461

   General Partner
(8,114)              (243)

   Unrealized gain on securities available for
       sale, net                                            5,864
7,550

---------------   ----------------
                                                       20,114,101
20,902,768

---------------   ----------------
                                                 $     23,763,450
$     24,372,890

===============   ================

Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included.

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.

                      March 31, 1998 and 1997


Series 28

----------------------------------
                                                        1998
1997

---------------   ----------------
                    ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
   (notes A and C)                               $     28,144,829
$      3,387,008

OTHER ASSETS

   Cash and cash equivalents (notes A, H and
       I)                                                 483,635
4,589,026

   Investments available-for-sale (notes A and
       G)                                              12,270,184
20,904,837

   Notes receivable (note D)                              240,575
3,363,657

   Prepaid expenses                                             -
-

   Deferred acquisition costs (notes A and C)             539,209
3,239,183

   Organization costs, net of  accumulated
       amortization (note A)                               76,222
96,548

   Other assets (note E)                                  204,913
266,712

---------------   ----------------
                                                 $     41,959,567
$     35,846,971

===============   ================

                          LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Accounts payable and accrued expenses         $              -
$          5,700
   Line of credit                                               -
-

   Syndication costs payable                                    -
-

   Accounts payable - affiliates (note B)                   4,681
2,100

   Capital contributions payable (note C)               7,185,987
1,338,985

---------------   ----------------
                                                        7,190,668
1,346,785

---------------   ----------------
PARTNERS' CAPITAL (note A)
   Assignor Limited Partner

      Units of limited partnership interest
          consisting of 65,000,000 authorized
          beneficial assignee certificates
          (BACs), $10 stated value per BAC,
          4,000,738 at March 31, 1998 and 1997
          are issued and outstanding to the
          assignees                                             -
-

   Assignees

      Units of beneficial interest of the
          limited partnership interest of the
          assignor limited partner,  4,000,738
          at March 31, 1998 and 1997 issued and
          outstanding                                  34,737,846
34,479,402

   General Partner                                          3,557
916

   Unrealized gain on securities available for
       sale, net                                           27,496
19,868

---------------   ----------------
                                                       34,768,899
34,500,186

---------------   ----------------
                                                 $     41,959,567
$     35,846,971

===============   ================

Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included.

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.

                      March 31, 1998 and 1997


Series 29

----------------------------------
                                                        1998
1997

---------------   ----------------

                    ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
   (notes A and C)                               $     24,760,987
$      6,100,572

OTHER ASSETS

   Cash and cash equivalents (notes A, H and
       I)                                                 305,731
2,040,879

   Investments available for sale (notes A and
       G)                                              13,567,187
-

   Notes receivable (note D)                            1,428,362
-

   Prepaid expenses                                             -
-

   Deferred acquisition costs (notes A and C)             816,252
258,274

   Organization costs, net of  accumulated
       amortization (note A)                               64,663
36,850

   Other assets (note E)                                2,437,225
3,505,470

---------------   ----------------

                                                 $     43,380,407
$     11,942,045

===============   ================

                          LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Accounts payable and accrued expenses         $              -
$              -
   Line of credit                                               -
-

   Syndication costs payable                                    -
280,815

   Accounts payable - affiliates (note B)                  56,703
132,541

   Capital contributions payable (note C)               9,330,218
3,017,217

---------------   ----------------
                                                        9,386,921
3,430,573

---------------   ----------------
PARTNERS' CAPITAL (note A)
   Assignor Limited Partner

      Units of limited partnership interest
          consisting of 65,000,000 authorized
          beneficial assignee certificates
          (BACs), $10 stated value per BAC,
          3,991,800 and 1,013,500 at March 31,
          1998 and 1997, respectively, are
          issued and outstanding to the
          assignees                                             -
-

   Assignees

      Units of beneficial interest of the
          limited partnership interest of the
          assignor limited partner, 3,991,800
          and  1,013,500 at March 31, 1998 and
          1997, respectively,  issued and
          outstanding                                  33,941,732
8,511,463

   General Partner
(2,758)                 9

   Unrealized gain on securities available for
   sale, net                                               54,512
-

---------------   ----------------
                                                       33,993,486
8,511,472

---------------   ----------------

                                                 $     43,380,407
$     11,942,045

===============   ================

Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included.

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.

                      March 31, 1998 and 1997

                                                        Series 30

---------------
                                                          1998

---------------

                     ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
   (notes A and C)                                 $
14,400,077

OTHER ASSETS

   Cash and cash equivalents (notes A, H and I)
1,162,518

   Investments available for sale (notes A and
       G)
10,891,290

   Notes receivable (note D)
1,422,259

   Prepaid expenses
-

   Deferred acquisition costs (notes A and C)
1,062,082

   Organization costs, net of  accumulated
       amortization (note A)
62,358

   Other assets (note E)
3,853,336

---------------
                                                   $
32,853,920

===============

                  LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Accounts payable and accrued expenses           $
-
   Line of credit
-

   Syndication costs payable
-

   Accounts payable - affiliates (note B)
1,002

   Capital contributions payable (note C)
9,721,288

---------------

9,722,290

---------------
PARTNERS' CAPITAL (note A)
   Assignor Limited Partner

      Units of limited partnership interest
          consisting of 65,000,000 authorized
          beneficial assignee certificates
          (BACs), $10 stated value per BAC,
          2,651,000 at March 31, 1998, are issued
          and outstanding to the assignees
-

   Assignees

      Units of beneficial interest of the
          limited partnership interest of the
          assignor limited partner, 2,651,000 at
          March 31, 1998,  issued and outstanding
23,106,377

   General Partner
3,313

   Unrealized gain on securities available for
   sale, net
21,940

---------------

23,131,630

---------------
                                                   $
32,853,920

===============

Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included.

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.

                      March 31, 1998 and 1997

                                                        Series 31

---------------
                                                          1998

---------------
                     ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
   (notes A and C)                                 $
29,042,410

OTHER ASSETS

   Cash and cash equivalents (notes A, H and I)
811,235

   Investments available for sale (notes A and
       G)
14,537,576

   Notes receivable (note D)
7,309,603

   Prepaid expenses
-

   Deferred acquisition costs (notes A and C)
672,182

   Organization costs, net of  accumulated
       amortization (note A)
65,087

   Other assets (note E)
489,053

---------------
                                                   $
52,927,146

===============

                  LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Accounts payable and accrued expenses           $
27,359
   Line of credit
-

   Syndication costs payable
-

   Accounts payable - affiliates (note B)
417,337

   Capital contributions payable (note C)
14,425,302

---------------

14,869,998

---------------
PARTNERS' CAPITAL (note A)
   Assignor Limited Partner

      Units of limited partnership interest
          consisting of 65,000,000 authorized
          beneficial assignee certificates
          (BACs), $10 stated value per BAC,
          4,417,857 at March 31, 1998, are issued
          and outstanding to the assignees
-

   Assignees

      Units of beneficial interest of the
          limited partnership interest of the
          assignor limited partner, 4,417,857 at
          March 31, 1998,  issued and outstanding
37,991,231

   General Partner
(697)

   Unrealized gain on securities available for
   sale, net
66,614

---------------

38,057,148

---------------
                                                   $
52,927,146

===============

Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included.

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.

                      March 31, 1998 and 1997

                                                        Series 32

---------------
                                                          1998

---------------
                     ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
   (notes A and C)                                 $
8,571,676

OTHER ASSETS

   Cash and cash equivalents (notes A, H and I)
72,770

   Investments available for sale (notes A and
       G)
6,000,530

   Notes receivable (note D)
6,009,698

   Prepaid expenses
-

   Deferred acquisition costs (notes A and C)
316,182

   Organization costs, net of  accumulated
       amortization (note A)
59,315

   Other assets (note E)
1,477,928

---------------
                                                   $
22,508,099

===============

                  LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Accounts payable and accrued expenses           $
431,851
   Line of credit
5,000,000

   Syndication costs payable
-

   Accounts payable - affiliates (note B)
92,971

   Capital contributions payable (note C)
6,546,916

---------------

12,071,738

---------------
PARTNERS' CAPITAL (note A)
   Assignor Limited Partner

      Units of limited partnership interest
          consisting of 65,000,000 authorized
          beneficial assignee certificates
          (BACs), $10 stated value per BAC,
          1,236,200 at March 31, 1998, are issued
          and outstanding to the assignees
-

   Assignees

      Units of beneficial interest of the
          limited partnership interest of the
          assignor limited partner, 1,236,200 at
          March 31, 1998,  issued and outstanding
10,410,524

   General Partner
(212)

   Unrealized gain on securities available for
   sale, net
26,049

---------------

10,436,361

---------------
                                                   $
22,508,099

===============

Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included.

                  See notes to financial statements

               Boston Capital Tax Credit Fund IV L.P.

                      STATEMENTS OF OPERATIONS


Total

-----------------------------------------------------
                                                Year ended March
Year ended March   Year ended March
                                                    31, 1998
31, 1997           31, 1996
                                                ---------------
---------------    ---------------
Income

   Interest income                             $      4,007,240
$      2,498,953   $      1,027,956
                                                ---------------
---------------    ---------------

Share of losses from operating limited
   partnerships (note A)                            (12,821,176)
(10,783,903)*       (5,472,852)
                                                ---------------
---------------    ---------------
Expenses

   Fund management fee (note B)                       2,454,590
1,747,642          1,144,124

   Amortization (note A)                                163,770
118,360             70,986

   General and administrative expenses (note
       B)                                             1,528,261
1,099,740            479,785

   Professional fees                                    507,864
317,809            144,752
                                                ---------------
---------------    ---------------
                                                      4,654,485
3,283,551          1,839,647
                                                ---------------
---------------    ---------------

      NET LOSS (note A)                        $    (13,468,421)
$    (11,568,501)  $     (6,284,543)
                                                ===============
===============    ===============

Net loss allocated to general partner          $       (134,685)
$       (115,684)  $        (62,846)
                                                ===============
===============    ===============

Net loss allocated to assignees                $    (13,333,736)
$    (11,452,817)  $     (6,221,697)
                                                ===============
===============    ===============

Net loss per BAC                               $          (0.36)
$          (0.50)  $          (0.41)
                                                ===============
===============    ===============

Series 27, 28 and 29 were not formed until after March 31, 1996, therefore  no comparative information has been included.  Series
30,
31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included.

* Includes net of gain on disposition of investment of $25,059 for
   Series 21, $4,596 for Series 22, and $23,253 for Series 24.

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.


Series 20

-----------------------------------------------------
                                                Year ended March
Year ended March   Year ended March
                                                    31, 1998
31, 1997           31, 1996
                                                ---------------
---------------    ---------------
Income

   Interest income                             $         52,699
$         41,051   $        151,206
                                                ---------------
---------------    ---------------

Share of losses from operating limited
   partnerships (note A)                             (2,516,153)
(2,941,378)        (2,804,393)
                                                ---------------
---------------    ---------------
Expenses

   Fund management fee (note B)                         270,336
325,113            352,662

   Amortization (note A)                                 23,285
23,285             23,285

   General and administrative expenses (note
       B)                                                56,682
43,900             59,150

   Professional fees                                     30,488
27,598             27,100
                                                ---------------
---------------    ---------------
                                                        380,791
419,896            462,197
                                                ---------------
---------------    ---------------
      NET LOSS (note A)                        $     (2,844,245)
$     (3,320,223)  $     (3,115,384)
                                                ===============
===============    ===============

Net loss allocated to general partner          $        (28,442)
$        (33,202)  $        (31,154)
                                                ===============
===============    ===============

Net loss allocated to assignees                $     (2,815,803)
$     (3,287,021)  $     (3,084,230)
                                                ===============
===============    ===============

Net loss per BAC                               $          (0.73)
$          (0.85)  $          (0.80)
                                                ===============
===============    ===============


Series 27, 28 and 29 were not formed until after March 31, 1996, therefore no comparative information has been included. Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included.

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.


Series 21

-----------------------------------------------------

                                                Year ended March
Year ended March   Year ended March
                                                    31, 1998
31, 1997           31, 1996
                                                ---------------
---------------    ---------------
Income

   Interest income                             $         53,299
$         63,343   $        109,287
                                                ---------------
---------------    ---------------

Share of losses from operating limited
   partnerships (note A)                             (1,854,423)
(2,109,014)*         (902,586)
                                                ---------------
---------------    ---------------
Expenses

   Fund management fee (note B)                         215,217
224,252            227,886

   Amortization (note A)                                 18,957
18,957             16,968

   General and administrative expenses (note
       B)                                                40,040
39,434             32,530

   Professional fees                                     22,730
33,123             34,911
                                                ---------------
---------------    ---------------
                                                        296,944
315,766            312,295
                                                ---------------
---------------    ---------------

      NET LOSS (note A)                        $     (2,098,068)
$     (2,361,437)  $     (1,105,594)

                                                ===============
===============    ===============

Net loss allocated to general partner          $        (20,981)
$        (23,614)  $        (11,056)

                                                ===============
===============    ===============

Net loss allocated to assignees                $     (2,077,087)
$     (2,337,823)  $     (1,094,538)

                                                ===============
===============    ===============

Net loss per BAC                               $          (1.10)
$          (1.24)  $          (0.58)
                                                ===============
===============    ===============


   Series 27, 28 and 29 were not formed until after March 31, 1996, therefore  no comparative information has been included.
Series
   30, 31 and 32 were not formed until after March 31, 1997,
   therefore no comparative information has been included.

*  Includes net of gain on disposition of investments of $25,059.

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.


Series 22

                                                Year ended March
Year ended March   Year ended March
                                                    31, 1998
31, 1997           31, 1996
                                                ---------------
---------------    ---------------
Income

   Interest income                             $         35,289
$         80,225   $         93,986
                                                ---------------
---------------    ---------------

Share of losses from operating limited
   partnerships (note A)                             (1,372,762)
(1,817,108)*       (1,155,551)
                                                ---------------
---------------    ---------------
Expenses

   Fund management fee (note B)                         225,636
223,892            243,174

   Amortization (note A)                                 12,538
12,538             12,538

   General and administrative expenses (note
       B)                                                44,605
57,572             44,702

   Professional fees                                     34,012
27,957             24,860
                                                ---------------
---------------    ---------------
                                                        316,791
321,959            325,274
                                                ---------------
---------------    ---------------

      NET LOSS (note A)                        $     (1,654,264)
$     (2,058,842)  $     (1,386,839)

                                                ===============
===============    ===============

Net loss allocated to general partner          $        (16,543)
$        (20,588)  $        (13,868)

                                                ===============
===============    ===============

Net loss allocated to assignees                $     (1,637,721)
$     (2,038,254)  $     (1,372,971)

                                                ===============
===============    ===============

Net loss per BAC                               $          (0.64)
$          (0.79)  $          (0.54)
                                                ===============
===============    ===============


   Series 27, 28 and 29 were not formed until after March 31, 1996, therefore  no comparative information has been included.
Series
   30, 31 and 32 were not formed until after March 31, 1997,
   therefore no comparative information has been included.

*  Includes net of gain on disposition of investment of $4,596.

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.


Series 23

-----------------------------------------------------
                                                Year ended March
Year ended March   Year ended March
                                                    31, 1998
31, 1997           31, 1996
                                                ---------------
---------------    ---------------
Income

   Interest income                             $         78,002
$        190,215   $        395,171
                                                ---------------
---------------    ---------------

Share of losses from operating limited
   partnerships (note A)                             (1,705,493)
(1,847,436)          (483,614)
                                                ---------------
---------------    ---------------
Expenses

   Fund management fee (note B)                         188,213
212,843            236,748

   Amortization (note A)                                 13,072
13,072              9,804

   General and administrative expenses (note
       B)                                                62,957
93,594            195,444

   Professional fees                                     35,928
20,186             15,765
                                                ---------------
---------------    ---------------
                                                        300,170
339,695            457,761
                                                ---------------
---------------    ---------------

      NET LOSS (note A)                        $     (1,927,661)
$     (1,996,916)  $       (546,204)
                                                ===============
===============    ===============

Net loss allocated to general partner          $        (19,277)
$        (19,969)  $         (5,462)

                                                ===============
===============    ===============

Net loss allocated to assignees                $     (1,908,384)
$     (1,976,947)  $       (540,742)

                                                ===============
===============    ===============

Net loss per BAC                               $          (0.57)
$          (0.59)  $          (0.18)
                                                ===============
===============    ===============


   Series 27, 28 and 29 were not formed until after March 31,
1996,
   therefore  no comparative information has been included.
Series
   30,  31  and  32  were  not  formed  until  after March 31,
1997
   therefore no comparative information has been included.

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.


Series 24

------------------------------------------------------

Period

June 29, 1995

(date of

inception)
                                                Year ended March
Year ended March        through
                                                    31, 1998
31, 1997         March 31, 1996
                                                ---------------
---------------    ---------------
Income

   Interest income                             $         50,741
$        193,065   $        139,594
                                                ---------------
---------------    ---------------

Share of losses from operating limited
   partnerships (note A)                             (1,342,281)
(797,796)*         (149,023)
                                                ---------------
---------------    ---------------
Expenses

   Fund management fee (note B)                         208,597
212,130             62,532

   Amortization (note A)                                 12,979
12,980              5,769
   General and administrative expenses (note
   B)                                                    33,088
73,370             63,731

   Professional fees                                     29,154
25,402              2,396
                                                ---------------
---------------    ---------------
                                                        283,818
323,882            134,428
                                                ---------------
---------------    ---------------

      NET LOSS (note A)                        $     (1,575,358)
$       (928,613)  $       (143,857)
                                                ===============
===============    ===============

Net loss allocated to general partner          $        (15,754)
$         (9,286)  $         (1,439)
                                                ===============
===============    ===============

Net loss allocated to assignees                $     (1,559,604)
$       (919,327)  $       (142,418)
                                                ===============
===============    ===============

Net loss per BAC                               $          (0.72)
$          (0.42)  $          (0.08)
                                                ===============
===============    ===============

   Series 27, 28 and 29 were not formed until after March 31, 1996, therefore  no comparative information has been included.
Series
   30, 31 and 32 were not formed until after March 31, 1997,
   therefore no comparative information has been included.

*  Net of gain on disposition of investment of $23,253.

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.


Series 25

------------------------------------------------------

Period September

22, 1995 (date

of inception)
                                                Year ended March
Year ended March     through March
                                                    31, 1998
31, 1997            31,1996
                                                ---------------
---------------    ---------------
Income

   Interest income                             $       134,963
$       442,637    $       130,046
                                                ---------------
---------------    ---------------

Share of losses from operating limited
   partnerships (note A)                            (1,550,724)
(767,183)            22,315
                                                ---------------
---------------    ---------------

Expenses

   Fund management fee (note B)                        248,382
214,610             19,146

   Amortization (note A)                                10,488
10,488              2,622

   General and administrative expenses (note
       B)                                               82,717
171,239             71,054

   Professional fees                                    36,017
39,787             18,994
                                                ---------------
---------------    ---------------
                                                       377,604
436,124            111,816
                                                ---------------
---------------    ---------------

      NET INCOME (LOSS) (note A)               $    (1,793,365)
$      (760,670)   $        40,545
                                                ===============
===============    ===============

Net income (loss) allocated to general
   partner                                     $       (17,934)
$        (7,607)   $           405
                                                ===============
===============    ===============

Net income (loss) allocated to assignees       $    (1,775,431)
$      (753,063)   $        40,140
                                                ===============
===============    ===============

Net income (loss) per BAC                      $          (0.59)
$          (0.25)  $          0.02
                                                ===============
===============    ===============


Series 27, 28 and 29 were not formed until after March 31, 1996, therefore  no comparative information has been included.  Series
30,
31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included.

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.


Series 26


Period

January 18, 1996

(date

of inception)
                                                Year ended March
Year ended March     through March
                                                    31, 1998
31, 1997            31,1996
                                                ---------------
---------------    ---------------

Income

   Interest income                             $        534,030
$        962,666   $          8,666
                                                ---------------
---------------    ---------------
Share of losses from operating limited
   partnerships (note A)                               (869,148)
(493,405)                 -
                                                ---------------
---------------    ---------------

Expenses

   Fund management fee (note B)                         346,887
181,052              1,976

   Amortization (note A)                                 18,931
14,198                  -

   General and administrative expenses (note
       B)                                               225,083
378,577             13,174

   Professional fees                                     90,108
105,431             20,726
                                                ---------------
---------------    ---------------

                                                        681,009
679,258             35,876
                                                ---------------
---------------    ---------------

      NET LOSS (note A)                        $     (1,016,127)
$       (209,997)  $        (27,210)
                                                ===============
===============    ===============

Net loss allocated to general partner          $        (10,161)
$         (2,100)  $           (272)
                                                ===============
===============    ===============

Net loss allocated to assignees                $     (1,005,966)
$       (207,897)  $        (26,938)
                                                ===============
===============    ===============

Net loss per BAC                               $          (0.25)
$          (0.06)  $         (0.07)
                                                ===============
===============    ===============


   Series 27, 28 and 29 were not formed until after March 31, 1996, therefore  no comparative information has been included.
Series
   30, 31 and 32 were not formed until after March 31, 1997,
   therefore no comparative information has been included.

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.

                                              Series 27

----------------------------------
                                                         Period
                                                        June 17,
                                                      1996 (date
of
                                                       inception)
                                 Year ended March     through
March
                                     31, 1998           31, 1997
                                 ---------------
---------------
Income

   Interest income              $        323,118   $
269,562
                                 ---------------
---------------

Share of losses from
   operating limited
   partnerships (note A)                (689,756)
(9,016)
                                 ---------------
---------------
Expenses

   Fund management fee (note
       B)                                275,320
144,692

   Amortization (note A)                  15,522
7,761

   General and administrative
       expenses (note B)                  99,622
114,535

   Professional fees                      30,003
17,885
                                 ---------------
---------------
                                         420,467
284,873
                                 ---------------
---------------

      NET LOSS (note A)         $       (787,105)  $
(24,327)
                                 ===============
===============

Net loss allocated to general
   partner                      $         (7,871)  $
(243)
                                 ===============
===============

Net loss allocated to
   assignees                    $       (779,234)  $
(24,084)
                                 ===============
===============

Net loss per BAC                $          (0.32)  $
(0.02)
                                 ===============
===============


   Series 27, 28 and 29 were not formed until after March 31, 1996, therefore  no comparative information has been included.
Series
   30, 31 and 32 were not formed until after March 31, 1997,
   therefore no comparative information has been included.

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.

                                              Series 28

-----------------------------------
                                                    Period
September
                                                     30, 1996
(date
                                                      of
inception)
                                 Year ended March     through
March
                                     31, 1998           31, 1997
                                 ---------------
---------------

Income

   Interest income              $      1,280,997   $
254,197
                                 ---------------
---------------

Share of losses from
   operating limited
   partnerships (note A)                (351,007)
(1,567)
                                 ---------------
---------------
Expenses

   Fund management fee (note
       B)                                155,994
9,058

   Amortization (note A)                  20,326
5,081

   General and administrative
       expenses (note B)                 393,649
126,461

   Professional fees                      95,950
20,440
                                 ---------------
---------------
                                         665,919
161,040
                                 ---------------
---------------

      NET INCOME (note A)       $        264,071   $
91,590
                                 ===============
===============

Net income allocated to
   general partner              $          2,641   $
916

                                 ===============
===============

Net income allocated to
   assignees                    $        261,430   $
90,674
                                 ===============
===============

Net income per BAC              $          0.07    $
0.08
                                 ===============
===============


   Series 27, 28 and 29 were not formed until after March 31, 1996, therefore  no comparative information has been included.
Series
   30, 31 and 32 were not formed until after March 31, 1997,
   therefore no comparative information has been included.

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.

                                              Series 29

-----------------------------------
                                                     Period
February
                                                     10, 1997
(date
                                                      of
inception)
                                 Year ended March     through
March
                                     31, 1998           31, 1997
                                 ---------------
---------------
Income

   Interest income              $        800,608   $
1,992
                                 ---------------
---------------

Share of losses from
   operating limited
   partnerships (note A)                (626,915)
-
                                 ---------------
---------------
Expenses

   Fund management fee (note
       B)                                192,348
-

   Amortization (note A)                   8,633
-

   General and administrative
       expenses (note B)                 202,191
1,058

   Professional fees                      47,266
-
                                 ---------------
---------------
                                         450,438
1,058
                                 ---------------
---------------

      NET (LOSS) INCOME (note
          A)                    $       (276,745)  $
934
                                 ===============
===============

Net (loss) income allocated
   to general partner           $         (2,767)  $
9
                                 ===============
===============

Net (loss) income allocated
   to assignees                 $       (273,978)  $
925
                                 ===============
===============

Net (loss) income per BAC       $          (0.08)  $
0.02
                                 ===============
===============

   Series 27, 28 and 29 were not formed until after March 31, 1996, therefore  no comparative information has been included.
Series
   30, 31 and 32 were not formed until after March 31, 1997,
   therefore no comparative information has been included.

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.

                                                      Series 30

----------------
                                                         Period
                                                        June 23,
                                                      1997 (date
of
                                                       inception)
                                                      through
March
                                                        31, 1998

---------------
Income

   Interest income                                 $
459,716

---------------

Share of income from operating limited
   partnerships (note A)
100,573

---------------
Expenses

   Fund management fee (note B)
55,733

   Amortization (note A)
5,613

   General and administrative expenses (note B)
144,751

   Professional fees
22,861

---------------

228,958

---------------

      NET INCOME (note A)                          $
331,331

===============

Net income allocated to general partner            $
3,313

===============

Net income allocated to assignees                  $
328,018

===============

Net income per BAC                                 $
0.15

===============


   Series 27, 28 and 29 were not formed until after March 31, 1996, therefore no comparative information has been included.

   Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included.

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.

                                                        Series 31

---------------

                                                    Period
September
                                                     11, 1997
(date
                                                      of
inception)
                                                      through
March
                                                        31, 1998

---------------

Income

   Interest income                                 $
200,996

---------------

Share of losses from operating limited
   partnerships (note A)
(43,087)

---------------
Expenses

   Fund management fee (note B)
69,951

   Amortization (note A)
3,426

   General and administrative expenses (note B)
121,735

   Professional fees
32,486

---------------


227,598

---------------

      NET LOSS (note A)                            $
(69,689)

===============

Net loss allocated to general partner              $
(697)

===============

Net loss allocated to assignees                    $
(68,992)

===============

Net loss per BAC                                   $
(0.02)

===============

   Series 27, 28 and 29 were not formed until after March 31, 1996, therefore no comparative information has been included.

   Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included.

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.

                                                        Series 32

---------------

                                                         Period
                                                    January 19,
1998
                                                        (date of
                                                       inception)
                                                      through
March
                                                        31, 1998

---------------

Income

   Interest income                                 $
2,782

---------------

Share of losses from operating limited
   partnerships (note A)
-

---------------
Expenses

   Fund management fee (note B)
1,976

   Amortization (note A)
-

   General and administrative expenses (note B)
21,141

   Professional fees
861

---------------

23,978

---------------

      NET LOSS (note A)                            $
(21,196)

===============

Net loss allocated to general partner              $
(212)

===============

Net loss allocated to assignees                    $
(20,984)


===============

Net loss per BAC                                   $
(0.04)

===============


   Series 27, 28 and 29 were not formed until after March 31, 1996, therefore no comparative information has been included.

   Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included.

                  See notes to financial statements

               Boston Capital Tax Credit Fund IV L.P.

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL

              Years ended March 31, 1998, 1997 and 1996


Unrealized gain

(loss) on

securities
                                                      General
available for
            Total                  Assignees          partner
sale, net           Total
----------------------------   ---------------   ---------------
---------------   ---------------

Partners' capital (deficit),
   March 31, 1995             $     76,472,015  $        (13,380)
$          6,671  $     76,465,306

Capital contributions               86,229,000                 -
-        86,229,000

Selling commissions and
   registration costs              (11,909,415)                -
-       (11,909,415)

Net change in unrealized
   gain (loss) on securities
   available for sale                        -                 -
20,303            20,303

Net loss                            (6,221,697)          (62,846)
-        (6,284,543)
                               ---------------   ---------------
---------------   ---------------

Partners' capital (deficit),
   March 31, 1996                  144,569,903           (76,226)
26,974       144,520,651

Capital contributions              104,754,000                 -
-       104,754,000

Selling commissions and
   registration costs              (15,103,748)                -
-       (15,103,748)

Net change in unrealized
   gain (loss) on securities
   available for sale                        -                 -
29,769            29,769

Net loss                           (11,452,817)         (115,684)
-       (11,568,501)
                               ---------------   ---------------
---------------   ---------------

Partners' capital (deficit),
   March 31, 1997                  222,767,338          (191,910)
56,743       222,632,171

Capital contributions              112,693,500                 -
-       112,693,500

Selling commissions and
   registration costs              (15,722,595)                -
-       (15,722,595)

Net change in unrealized
   gain (loss) on securities
   available for sale                        -                 -
174,483           174,483

Net loss                           (13,333,736)         (134,685)
-       (13,468,421)
                               ---------------   ---------------
---------------   ---------------

Partners' capital (deficit),
   March 31, 1998             $    306,404,507  $       (326,595)
$        231,226  $    306,309,138
                               ===============   ===============
===============   ===============

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.

              Years ended March 31, 1998, 1997 and 1996


Unrealized gain

(loss) on

securities
                                                      General
available for
          Series 20                Assignees          partner
sale, net            Total
----------------------------   ---------------   ---------------
---------------    ---------------

Partners' capital (deficit),
   March 31, 1995            $      31,815,724  $         (8,094)
$          4,767   $     31,812,397

Selling commissions and
   registration costs                     (271)                -
-               (271)

Reallocation of selling
   commissions and
   registration costs                  439,824                 -
-            439,824

Net change in unrealized
   gain (loss) on
   securities available for
   sale                                      -                 -
(4,659)            (4,659)

Net loss                            (3,084,230)          (31,154)
-         (3,115,384)
                               ---------------   ---------------
---------------    ---------------

Partners' capital (deficit),
   March 31, 1996                   29,171,047           (39,248)
108         29,131,907

Net change in unrealized
   gain (loss) on
   securities available for
   sale                                      -                 -
640                640

Net loss                            (3,287,021)          (33,202)
-         (3,320,223)
                               ---------------   ---------------
---------------    ---------------

Partners' capital (deficit),
   March 31, 1997                   25,884,026           (72,450)
748         25,812,324

Net change in unrealized
   gain (loss) on
   securities available for
   sale                                      -                 -
293                293

Net loss                            (2,815,803)          (28,442)
-         (2,844,245)
                               ---------------   ---------------
---------------    ---------------

Partners' capital (deficit),
   March 31, 1998            $      23,068,223  $       (100,892)
$          1,041   $     22,968,372
                               ===============   ===============
===============    ===============

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.

              Years ended March 31, 1998, 1997 and 1996


Unrealized gain

(loss) on

securities
                                                      General
available for
          Series 21                Assignees          partner
sale, net            Total
---------------------------    ---------------   ---------------
---------------    ---------------

Partners' capital (deficit),
   March 31, 1995            $      15,490,510  $         (3,853)
$          1,904   $     15,488,561

Reallocation of selling
   commissions and
   registration costs                  323,287                 -
-            323,287

Net change in unrealized
   gain (loss) on
   securities available for
   sale                                      -                 -
(1,131)            (1,131)

Net loss                            (1,094,538)          (11,056)
-         (1,105,594)
                               ---------------   ---------------
---------------    ---------------

Partners' capital (deficit),
   March 31, 1996                   14,719,259           (14,909)
773         14,705,123

Net change in unrealized
   gain (loss) on
   securities available for
   sale                                      -                 -
(31)               (31)

Net loss                            (2,337,823)          (23,614)
-         (2,361,437)
                               ---------------   ---------------
---------------    ---------------

Partners' capital (deficit),
   March 31, 1997                   12,381,436           (38,523)
742         12,343,655

Net change in unrealized
   gain (loss) on
   securities available for
   sale                                      -                 -
2,074              2,074

Net loss                            (2,077,087)          (20,981)
-         (2,098,068)
                               ---------------   ---------------
---------------    ---------------

Partners' capital (deficit),
   March 31, 1998            $      10,304,349  $        (59,504)
$          2,816   $     10,247,661
                               ===============   ===============
===============    ===============

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.

              Years ended March 31, 1998, 1997 and 1996


Unrealized gain

(loss) on

securities
                                                      General
available for
          Series 22                Assignees          partner
sale, net            Total
---------------------------    ---------------   ---------------
---------------    ---------------

Partners' capital (deficit),
   March 31, 1995            $      21,674,727  $         (1,343)
$              -   $     21,673,384

Selling commissions and
   registration costs                  (12,514)                -
-            (12,514)

Reallocation of selling
   commissions and
   registration costs                  112,962                 -
-            112,962

Net change in unrealized
   gain (loss) on
   securities available for
   sale                                      -                 -
824                824

Net loss                            (1,372,971)          (13,868)
-         (1,386,839)
                               ---------------   ---------------
---------------    ---------------

Partners' capital (deficit),
   March 31, 1996                   20,402,204           (15,211)
824         20,387,817

Net change in unrealized
   gain (loss) on
   securities available for
   sale                                      -                 -
(59)               (59)

Net loss                            (2,038,254)          (20,588)
-         (2,058,842)
                               ---------------   ---------------
---------------    ---------------

Partners' capital (deficit),
   March 31, 1997                   18,363,950           (35,799)
765         18,328,916

Net change in unrealized
   gain (loss) on
   securities available for
   sale                                      -                 -
311                311

Net loss                            (1,637,721)          (16,543)
-         (1,654,264)
                               ---------------   ---------------
---------------    ---------------

Partners' capital (deficit),
   March 31, 1998            $      16,726,229  $        (52,342)
$          1,076   $     16,674,963
                               ===============   ===============
===============    ===============

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.

              Years ended March 31, 1998, 1997 and 1996


Unrealized gain

(loss) on

securities
                                                      General
available for
          Series 23                Assignees          partner
sale, net            Total
---------------------------    ---------------   ---------------
---------------    ---------------

Partners' capital (deficit),
   March 31, 1995            $       7,491,054  $            (90)
$              -   $      7,490,964

Capital contributions               24,338,000                 -
-         24,338,000

Selling commissions and
   registration costs               (3,353,365)                -
-         (3,353,365)

Net change in unrealized
   gain (loss) on
   securities available for
   sale                                      -                 -
6,631              6,631

Net loss                              (540,742)           (5,462)
-           (546,204)
                               ---------------   ---------------
---------------    ---------------

Partners' capital (deficit),
   March 31, 1996                   27,934,947            (5,552)
6,631         27,936,026

Net change in unrealized
   gain (loss) on
   securities available for
   sale                                      -                 -
(5,051)            (5,051)

Net loss                            (1,976,947)          (19,969)
-         (1,996,916)
                               ---------------   ---------------
---------------    ---------------

Partners' capital (deficit),
   March 31, 1997                   25,958,000           (25,521)
1,580         25,934,059

Net change in unrealized
   gain (loss) on
   securities available for
   sale                                      -                 -
154                154

Net loss                            (1,908,384)          (19,277)
-         (1,927,661)
                               ---------------   ---------------
---------------    ---------------

Partners' capital (deficit),
   March 31, 1998            $      24,049,616  $        (44,798)
$          1,734   $     24,006,552
                               ===============   ===============
===============    ===============

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.

              Years ended March 31, 1998, 1997 and 1996


Unrealized gain

(loss) on

securities
                                                      General
available for
          Series 24                Assignees          partner
sale, net            Total
---------------------------    ---------------   ---------------
---------------    ---------------

Capital contributions        $      21,697,000  $              -
$              -   $     21,697,000

Selling commissions and
   registration costs               (3,167,250)                -
-         (3,167,250)

Net change in unrealized
   gain (loss) on
   securities available for
   sale                                      -                 -
4,545              4,545

Net loss                              (142,418)           (1,439)
-           (143,857)
                               ---------------   ---------------
---------------    ---------------

Partners' capital (deficit),
   March 31, 1996                   18,387,332            (1,439)
4,545         18,390,438

Net change in unrealized
   gain (loss) on
   securities available for
   sale                                      -                 -
(4,028)            (4,028)

Net loss                              (919,327)           (9,286)
-           (928,613)
                               ---------------   ---------------
---------------    ---------------

Partners' capital (deficit),
   March 31, 1997                   17,468,005           (10,725)
517         17,457,797

Net change in unrealized
   gain (loss) on
   securities available for
   sale                                      -                 -
(4)                (4)

Net loss                            (1,559,604)          (15,754)
-         (1,575,358)
                               ---------------   ---------------
---------------    ---------------

Partners' capital (deficit),
   March 31, 1998            $      15,908,401  $        (26,479)
$            513   $     15,882,435
                               ===============   ===============
===============    ===============

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.

              Years ended March 31, 1998, 1997 and 1996


Unrealized gain

(loss) on

securities
                                                      General
available for
          Series 25                Assignees          partner
sale, net            Total
---------------------------    ---------------   ---------------
---------------    ---------------

Capital contributions        $      30,248,000  $              -
$              -   $     30,248,000

Selling commissions and
   registration costs               (4,499,493)                -
-         (4,499,493)

Net change in unrealized
   gain (loss) on
   securities available for
   sale                                      -                 -
12,764             12,764

Net income                              40,140               405
-             40,545
                               ---------------   ---------------
---------------    ---------------

Partners' capital, March 31,
   1996                             25,788,647               405
12,764         25,801,816

Selling commissions and
   registration costs                   (3,652)                -
-             (3,652)

Net change in unrealized
   gain (loss) on
   securities available for
   sale                                      -                 -
(7,186)            (7,186)

Net loss                              (753,063)           (7,607)
-           (760,670)
                               ---------------   ---------------
---------------    ---------------

Partners' capital (deficit),
   March 31, 1997                   25,031,932            (7,202)
5,578         25,030,308

Selling commissions and
   registration costs                     (570)                -
-               (570)

Net change in unrealized
   gain (loss) on
   securities available for
   sale                                      -                 -
(2,742)            (2,742)

Net loss                            (1,775,431)          (17,934)
-         (1,793,365)
                               ---------------   ---------------
---------------    ---------------

Partners' capital (deficit),
   March 31, 1998            $      23,255,931  $        (25,136)
$          2,836   $     23,233,631
                               ===============   ===============
===============    ===============

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.

              Years ended March 31, 1998, 1997 and 1996


Unrealized gain

(loss) on

securities
                                                      General
available for
          Series 26                Assignees          partner
sale, net            Total

---------------------------    ---------------   ---------------
---------------    ---------------

Capital contributions        $       9,946,000  $              -
$              -   $      9,946,000

Selling commissions and
   registration costs               (1,752,595)                -
-         (1,752,595)

Net change in unrealized
   gain (loss) on
   securities available for
   sale                                      -                 -
1,329              1,329

Net loss                               (26,938)             (272)
-            (27,210)
                               ---------------   ---------------
---------------    ---------------

Partners' capital (deficit),
   March 31, 1996                    8,166,467              (272)
1,329          8,167,524

Capital contributions               30,013,000                 -
-         30,013,000

Selling commissions and
   registration costs               (4,177,907)                -
-         (4,177,907)

Net change in unrealized
   gain (loss) on
   securities available for
   sale                                      -                 -
18,066             18,066

Net loss                              (207,897)           (2,100)
-           (209,997)
                               ---------------   ---------------
---------------    ---------------

Partners' capital (deficit),
   March 31, 1997                   33,793,663            (2,372)
19,395         33,810,686

Net change in unrealized
   gain (loss) on
   securities available for
   sale                                      -                 -
(660)              (660)

Net loss                            (1,005,966)          (10,161)
-         (1,016,127)
                               ---------------   ---------------
---------------    ---------------

Partners' capital (deficit),
   March 31, 1998            $      32,787,697  $        (12,533)
$         18,735   $     32,793,899
                               ===============   ===============
===============    ===============

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.

              Years ended March 31, 1998, 1997 and 1996


Unrealized gain

(loss) on

securities
                                                      General
available for
          Series 27                Assignees          partner
sale, net            Total

---------------------------    ---------------   ---------------
---------------    ---------------

Capital contributions        $      24,607,000  $              -
$              -   $     24,607,000

Selling commissions and
   registration costs               (3,687,455)                -
-         (3,687,455)

Net change in unrealized
   gain (loss) on
   securities available for
   sale                                      -                 -
7,550              7,550

Net loss                               (24,084)             (243)
-            (24,327)
                               ---------------   ---------------
---------------    ---------------

Partners' capital (deficit),
   March 31, 1997                   20,895,461              (243)
7,550         20,902,768

Capital contributions                        -                 -
-                  -

Selling commissions and
   registration costs                      124                 -
-                124

Net change in unrealized
   gain (loss) on
   securities available for
   sale                                      -                 -
(1,686)            (1,686)

Net loss                              (779,234)           (7,871)
-           (787,105)
                               ---------------   ---------------
---------------    ---------------

Partners' capital (deficit),
   March 31, 1998            $      20,116,351  $         (8,114)
$          5,864   $     20,114,101
                               ===============   ===============
===============    ===============

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.

              Years ended March 31, 1998, 1997 and 1996


Unrealized gain

(loss) on

securities
                                                      General
available for
          Series 28                Assignees          partner
sale, net            Total

---------------------------    ---------------   ---------------
---------------    ---------------

Capital contributions        $      39,999,000  $              -
$              -   $     39,999,000

Selling commissions and
   registration costs               (5,610,272)                -
-         (5,610,272)

Net change in unrealized
   gain (loss) on
   securities available for
   sale                                      -                 -
19,868             19,868

Net income                              90,674               916
-             91,590
                               ---------------   ---------------
---------------    ---------------

Partners' capital (deficit),
   March 31, 1997                   34,479,402               916
19,868         34,500,186

Capital contributions                        -                 -
-                  -

Selling commissions and
   registration costs                   (2,986)                -
-             (2,986)

Net change in unrealized
   gain (loss) on
   securities available for
   sale                                      -                 -
7,628              7,628

Net income                             261,430             2,641
-            264,071
                               ---------------   ---------------
---------------    ---------------

Partners' capital (deficit),
   March 31, 1998            $      34,737,846  $          3,557
$         27,496   $     34,768,899
                               ===============   ===============
===============    ===============

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.

              Years ended March 31, 1998, 1997 and 1996


Unrealized gain

(loss) on

securities
                                                      General
available for
          Series 29                Assignees          partner
sale, net            Total
---------------------------    ---------------   ---------------
---------------    ---------------

Capital contributions        $      10,135,000  $              -
$              -   $     10,135,000

Selling commissions and
   registration costs               (1,624,462)                -
-         (1,624,462)

Net income                                 925                 9
-                934
                               ---------------   ---------------
---------------    ---------------

Partners' capital, March 31,
   1997                              8,511,463                 9
-          8,511,472

Capital contributions               29,783,000                 -
-         29,783,000

Selling commissions and
   registration costs               (4,078,753)                -
-         (4,078,753)

Net change in unrealized
   gain (loss) on
   securities available for
   sale                                      -                 -
54,512             54,512

Net loss                              (273,978)           (2,767)
-           (276,745)
                               ---------------   ---------------
---------------    ---------------

Partners' capital, March 31,
   1998                      $      33,941,732  $         (2,758)
$         54,512   $     33,993,486
                               ===============   ===============
===============    ===============

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.

              Years ended March 31, 1998, 1997 and 1996


Unrealized gain

(loss) on

securities
                                                      General
available for
          Series 30                Assignees          partner
sale, net            Total
---------------------------    ---------------   ---------------
---------------    ---------------

Capital contributions        $      26,490,750  $              -
$              -   $     26,490,750

Selling commissions and
   registration costs               (3,712,391)                -
-         (3,712,391)

Net change in unrealized
   gain (loss) on
   securities available for
   sale                                      -                 -
21,940             21,940

Net income                             328,018             3,313
-            331,331
                               ---------------   ---------------
---------------    ---------------

Partners' capital (deficit),
   March 31, 1998            $      23,106,377  $          3,313
$         21,940   $     23,131,630
                               ===============   ===============
===============    ===============

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.

              Years ended March 31, 1998, 1997 and 1996


Unrealized gain

(loss) on

securities
                                                      General
available for
          Series 31                Assignees          partner
sale, net            Total
---------------------------    ---------------   ---------------
---------------    ---------------

Capital contributions        $      44,057,750  $              -
$              -   $     44,057,750

Selling commissions and
   registration costs               (5,997,527)                -
-         (5,997,527)

Net change in unrealized
   gain (loss) on
   securities available for
   sale                                      -                 -
66,614             66,614

Net loss                               (68,992)             (697)
-            (69,689)
                               ---------------   ---------------
---------------    ---------------

Partners' capital (deficit),
   March 31, 1998            $      37,991,231  $           (697)
$         66,614   $     38,057,148
                               ===============   ===============
===============    ===============

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.

              Years ended March 31, 1998, 1997 and 1996


Unrealized gain

(loss) on

securities
                                                      General
available for
          Series 32                Assignees          partner
sale, net            Total
---------------------------    ---------------   ---------------
---------------    ---------------

Capital contributions        $      12,362,000  $              -
$              -   $     12,362,000

Selling commissions and
   registration costs               (1,930,492)                -
-         (1,930,492)

Net change in unrealized
   gain (loss) on
   securities available for
   sale                                      -                 -
26,049             26,049

Net loss                               (20,984)             (212)
-            (21,196)
                               ---------------   ---------------
---------------    ---------------

Partners' capital (deficit),
   March 31, 1998            $      10,410,524  $           (212)
$         26,049   $     10,436,361
                               ===============   ===============
===============    ===============

                  See notes to financial statements

               Boston Capital Tax Credit Fund IV L.P.

                      STATEMENTS OF CASH FLOWS


Total

------------------------------------------------------
                                                Year ended March
Year ended March   Year ended March
                                                    31, 1998
31, 1997           31, 1996
                                                ---------------
---------------    ---------------

Cash flows from operating activities

   Net loss                                    $    (13,468,421)
$    (11,568,501)  $     (6,284,543)
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating
   activities

      Share of losses from operating limited
          partnerships                               12,821,176
10,783,903          5,472,852

      Distributions received from operating
          limited partnerships                           56,484
1,391                  -
      Amortization                                      163,770
118,360             70,986
      Organization costs                               (232,245)
(264,394)          (177,392)

   Changes in assets and liabilities

      Prepaid expenses                                    6,458
(247)            (4,191)
      Other assets                                    1,615,579
(117,439)         3,817,092

      Accounts payable and accrued expenses             479,609
(317,080)           164,094

      Accounts payable - affiliates                   1,877,816
1,045,255            444,955
                                                ---------------
---------------    ---------------

          Net cash provided by (used in)
             operating activities                     3,320,226
(318,752)         3,503,853
                                                ---------------
---------------    ---------------

Cash flows from investing activities

   Acquisition costs paid for operating
       limited partnerships                         (12,648,551)
(11,151,932)        (9,017,111)

   Capital contributions paid to operating
       limited partnerships                         (55,573,742)
(41,188,223)       (29,067,964)

   Deposits for purchases of operating
       limited partnerships                         (11,903,719)
(5,021,622)        (5,838,846)

   Advances to operating limited
       partnerships                                 (12,100,134)
(7,549,854)        (7,185,943)

   Purchase of investments (net of proceeds
       from sale of investments)                    (23,392,784)
(28,077,767)       (14,752,716)
                                                ---------------
---------------    ---------------

          Net cash used in investing
             activities                            (115,618,930)
(92,989,398)       (65,862,580)
                                                ---------------
---------------    ---------------

Cash flows from financing activities

   Capital contributions received                   112,693,500
103,779,906         84,861,547

   Selling commissions and registration
       costs paid                                   (16,003,410)
(15,124,909)       (12,675,119)
   Proceeds from line of credit                       5,000,000
-                  -
                                                ---------------
---------------    ---------------

          Net cash provided by financing
             activities                             101,690,090
88,654,997         72,186,428
                                                ---------------
---------------    ---------------

          NET INCREASE (DECREASE) IN CASH AND
             CASH EQUIVALENTS                       (10,608,614)
(4,653,153)         9,827,701

Cash and cash equivalents, beginning                 14,801,634
19,454,787          9,627,086
                                                ---------------
---------------    ---------------

Cash and cash equivalents, ending              $      4,193,020
$     14,801,634   $     19,454,787
                                                ===============
===============    ===============

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.


Total

-----------------------------------------------------
                                                Year ended March
Year ended March   Year ended March
                                                    31, 1998
31, 1997           31, 1996
                                                ---------------
---------------    ---------------

Supplemental schedule of noncash investing and financing activities

   The fund has increased its investments in
       operating  limited  partnerships  for
       unpaid  capital  contributions due to
       the operating limited partnerships      $     83,394,434
$     58,516,586   $     36,181,369
                                                ===============
===============    ===============

   The fund has decreased its investment and
       decreased  its  capital  contribution
       obligation   in   operating   limited
       p a rtnerships  for  low  income  tax
       credits not generated                   $        653,582
$      1,126,529   $        509,849
                                                ===============
===============    ===============

   The    fund    has    recorded    capital
       contributions  (syndication proceeds)
       being  held and subsequently released
       by the escrow agent                     $              -
$      3,505,470   $      2,531,376
                                                ===============
===============    ===============

   The fund has applied notes receivable and
       advances  to its capital contribution
       obligation   in   operating   limited
       partnerships                           $       5,302,786
$     13,848,014   $              -
                                                ===============
===============    ===============

   The  fund  has  increased (decreased) its
       investment  available  for  sale  for
       unrealized gain (losses)                $        174,483
$         29,769   $         20,303
                                                ===============
===============    ===============

   The fund has decreased its investments in
       operating  limited  partnerships  for
       unpaid  capital  contributions due to
       the   operating  limited  partnership
       disposed of during the year             $              -
$      1,773,705   $              -
                                                ===============
===============    ===============

   The   fund  has  increased  its  deferred
       acquisition   costs   for   operating
       partnerships  disposed  of during the
       year                                    $              -
$         90,208   $              -
                                                ===============
===============    ===============

   The  fund  has  decreased its investments
       and  recorded  a  receivable  for tax
       credits    not   generated   by   the
       operating limited partnerships          $        313,388
$        236,894   $        256,361
                                                ===============
===============    ===============

   Series 27, 28 and 29 were not formed until after March 31, 1996, therefore no comparative information has been included.
Series
    30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included.

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.


Series 20

----------------------------------------------------
                                                Year ended March
Year ended March   Year ended March
                                                    31, 1998
31, 1997           31, 1996
                                                ---------------
---------------    ---------------

Cash flows from operating activities

   Net loss                                    $     (2,844,245)
$     (3,320,223)  $     (3,115,384)
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating
   activities

      Share of losses from operating limited
          partnerships                                2,516,153
2,941,378          2,804,393

      Distributions received from operating
          limited partnerships                           17,236
88                  -
      Amortization                                       23,285
23,285             23,285
      Organization costs                                      -
-                  -

   Changes in assets and liabilities
      Prepaid expenses                                    4,410
(247)            (2,143)
      Other assets                                      (96,053)
67,528            190,857

      Accounts payable and accrued expenses                   -
-                  -

      Accounts payable - affiliates                     379,065
378,973            186,366
                                                ---------------
---------------    ---------------

          Net cash provided by (used in)
             operating activities                          (149)
90,782             87,374
                                                ---------------
---------------    ---------------

Cash flows from investing activities

   Acquisition costs paid for operating
       limited partnerships                                   -
(4)            56,387

   Capital contributions paid to operating
       limited partnerships                            (553,877)
(943,061)        (4,134,806)

   Deposits for purchases of operating
       limited partnerships                             (81,330)
-            817,988

   (Advances to) repayment from operating
       limited partnerships                                   -
41,266           (540,750)

   Purchase of investments (net of proceeds
       from sale of investments)                        404,930
(66,553)         1,127,106
                                                ---------------
---------------    ---------------

          Net cash used in investing
             activities                                (230,277)
(968,352)        (2,674,075)
                                                ---------------
---------------    ---------------

Cash flows from financing activities

   Capital contributions received                             -
-                  -

   Selling commissions and registration                       -
-            439,553
   Proceeds from line of credit                               -
-                  -
                                                ---------------
---------------    ---------------

          Net cash provided by financing                      -
-            439,553
                                                ---------------
---------------    ---------------

          NET INCREASE (DECREASE) IN CASH AND
             CASH EQUIVALENTS                          (230,426)
(877,570)        (2,147,148)

Cash and cash equivalents, beginning                    429,105
1,306,675          3,453,823
                                                ---------------
---------------    ---------------

Cash and cash equivalents, ending              $        198,679
$        429,105   $      1,306,675
                                                ===============
===============    ===============

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.


Series 20

-----------------------------------------------------
                                                Year ended March
Year ended March   Year ended March
                                                    31, 1998
31, 1997           31, 1996
                                                ---------------
---------------    ---------------

Supplemental schedule of noncash investing and financing activities

   The fund has increased its investments in
       operating   limited  partnerships  for
       unpaid  capital  contributions  due to
       the operating limited partnerships      $              -
$              -   $              -
                                                ===============
===============    ===============

   The fund has decreased its investment and
       decreased   its  capital  contribution
       obligation    in   operating   limited
       p a r tnerships  for  low  income  tax
       credits not generated                   $              -
$         75,779   $         59,008
                                                ===============
===============    ===============

   The    fund    has    recorded    capital
       contributions  (syndication  proceeds)
       being  held  and subsequently released
       by the escrow agent                     $              -
$              -   $              -
                                                ===============
===============    ===============

   The fund has applied notes receivable and
       advances  to  its capital contribution
       obligation    in   operating   limited
       partnerships                            $        874,787
$        912,500   $              -
                                                ===============
===============    ===============

   The  fund  has  increased (decreased) its
       investment   available  for  sale  for
       unrealized gain (losses)                $            293
$            640   $         (4,659)
                                                ===============
===============    ===============

   The fund has decreased its investments in
       operating   limited  partnerships  for
       unpaid  capital  contributions  due to
       t h e  operating  limited  partnership
       disposed of during the year             $              -
$              -   $              -
                                                ===============
===============    ===============

   The   fund  has  increased  its  deferred
       acquisition    costs   for   operating
       partnerships  disposed  of  during the
       year                                    $              -
$              -   $              -
                                                ===============
===============    ===============

   The  fund  has  decreased its investments
       and  recorded  a  receivable  for  tax
       c r edits   not   generated   by   the
       operating limited partnerships          $              -
$              -   $              -
                                                ===============
===============    ===============

   Series 27, 28 and 29 were not formed until after March 31, 1996, therefore  no comparative information has been included.
Series
   30, 31 and 32 were not formed until after March 31, 1997,
   therefore no comparative information has been included.

                           (continued)

               Boston Capital Tax Credit Fund IV L.P.


Series 21

-----------------------------------------------------
                                                Year ended March
Year ended March   Year ended March
                                                    31, 1998
31, 1997           31, 1996
                                                ---------------
---------------    ---------------

Cash flows from operating activities

   Net loss                                    $     (2,098,068)
$     (2,361,437)  $     (1,105,594)
   Adjustments to reconcile net loss to net
   cash provided by operating activities

      Share of losses from operating limited
          partnerships                                1,854,423
2,109,014            902,586

      Distributions received from operating
          limited partnerships                           22,158
-                  -
      Amortization                                       18,957
18,957             16,968
      Organization costs                                      -
-                  -

   Changes in assets and liabilities
      Prepaid expenses                                        -
-                  -
      Other assets                                       (1,644)
62,784            888,908

      Accounts payable and accrued expenses                   -
-            (18,735)

      Accounts payable - affiliates                     225,840
225,840            144,688
                                                ---------------
---------------    ---------------

          Net cash provided by operating
             activities                                  21,666
55,158            828,821
                                                ---------------
---------------    ---------------

Cash flows from investing activities

   Acquisition costs paid for operating
       limited partnerships                                   -
-            (15,979)

   Capital contributions paid to operating
       limited partnerships                             (30,517)
(318,005)        (3,332,351)

   Deposits for purchases of operating
       limited  partnerships                                  -
-                  -

   (Advances to) repayment from operating
       limited partnerships                                   -
(420,377)           533,781

   Purchase of investments (net of proceeds
       from sale of investments)                       (314,236)
(221,571)         1,363,980
                                                ---------------
---------------    ---------------

          Net cash used in investing
             activities                                (344,753)
(959,953)        (1,450,569)
                                                ---------------
---------------    ---------------

Cash flows from financing activities

   Capital contributions received                             -
-            323,287

   Selling commissions and registration                       -
-                  -
   Proceeds from line of credit                               -
-                  -
                                                ---------------
---------------    ---------------
          Net cash provided by financing                      -
-            323,287
                                                ---------------
---------------    ---------------

          NET INCREASE (DECREASE) IN CASH AND
             CASH EQUIVALENTS                          (323,087)
(904,795)          (298,461)

Cash and cash equivalents, beginning                    494,112
1,398,907          1,697,368
                                                ---------------
---------------    ---------------

Cash and cash equivalents, ending              $        171,025
$        494,112   $      1,398,907
                                                ===============
===============    ===============

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.


Series 21

-----------------------------------------------------
                                                Year ended March
Year ended March   Year ended March
                                                    31, 1998
31, 1997           31, 1996
                                                ---------------
---------------    ---------------
Supplemental  schedule of noncash investing
and financing activities

   The  fund has increased its investments
       in  operating  limited  partnerships
       for unpaid capital contributions due
       to     the     operating     limited
       partnerships                            $              -
$              -   $              -
                                                ===============
===============    ===============

   The  fund  has decreased its investment
       a n d    decreased    its    capital
       contribution obligation in operating
       limited  partnerships for low income
       tax credits not generated               $         78,670
$        299,263   $        208,544
                                                ===============
===============    ===============

   T h e   fund   has   recorded   capital
       contributions (syndication proceeds)
       being held and subsequently released
       by the escrow agent                     $              -
$              -   $              -
                                                ===============
===============    ===============

   The  fund  has applied notes receivable
       and    advances   to   its   capital
       contribution obligation in operating
       limited partnerships                    $              -
$        138,080   $
                                                ===============
===============    ===============

   The  fund has increased (decreased) its
       investment  available  for  sale for
       unrealized gain (losses)                $          2,074
$            (31)  $         (1,131)
                                                ===============
===============    ===============

   The  fund has decreased its investments
       in  operating  limited  partnerships
       for unpaid capital contributions due
       to the operating limited partnership
       disposed of during the year             $              -
$        319,435   $              -
                                                ===============
===============    ===============

   The  fund  has  increased  its deferred
       a c quisition  costs  for  operating
       partnerships  disposed of during the
       year                                    $              -
$              -   $              -
                                                ===============
===============    ===============

   The  fund has decreased its investments
       and  recorded  a  receivable for tax
       credits   not   generated   by   the
       operating limited partnerships          $          1,752
$        118,031   $        125,174
                                                ===============
===============    ===============

   Series 27, 28 and 29 were not formed until after March 31, 1996, therefore  no comparative information has been included.
Series
   30, 31 and 32 were not formed until after March 31, 1997,
   therefore no comparative information has been included.

                           (continued)

               Boston Capital Tax Credit Fund IV L.P.


Series 22

-----------------------------------------------------
                                                Year ended March
Year ended March   Year ended March
                                                    31, 1998
31, 1997           31, 1996
                                                ---------------
---------------    ---------------

Cash flows from operating activities

   Net loss                                    $     (1,654,264)
$     (2,058,842)  $     (1,386,839)
   Adjustments to reconcile net loss to net
   cash provided by operating activities

      Share of losses from operating limited
          partnerships                                1,372,762
1,817,108          1,155,551

      Distributions received from operating
          limited partnerships                            3,342
-                  -
      Amortization                                       12,538
12,538             12,538
      Organization costs                                      -
-             (5,336)

   Changes in assets and liabilities
      Prepaid expenses                                        -
-                  -
      Other assets                                      115,918
109,096          3,275,723

      Accounts payable and accrued expenses                   -
(1,199)            (2,813)

      Accounts payable - affiliates                     247,568
242,675             38,558
                                                ---------------
---------------    ---------------

          Net cash provided by operating
             activities                                  97,864
121,376          3,087,382
                                                ---------------
---------------    ---------------

Cash flows from investing activities

   Acquisition costs paid for operating
       limited partnerships                             (35,327)
(38,438)          (230,858)

   Capital contributions paid to operating
       limited partnerships                          (1,261,110)
(611,151)        (3,722,407)

   Deposits for purchases of operating
       limited partnerships                                   -
-           (533,330)

   (Advances to) repayment from operating
       limited partnerships                             413,033
(342,847)           549,777

   Purchase of investments (net of proceeds
       from sale of investments)                        236,153
(166,640)          (454,115)
                                                ---------------
---------------    ---------------

          Net cash used in investing
             activities                                (647,251)
(1,159,076)        (4,390,933)
                                                ---------------
---------------    ---------------

Cash flows from financing activities

   Capital contributions received                             -
-                  -

   Selling commissions and registration                       -
-            (12,514)
   Proceeds from line of credit                               -
-                  -
                                                ---------------
---------------    ---------------

          Net cash used in financing                          -
-            (12,514)
                                                ---------------
---------------    ---------------

          NET INCREASE (DECREASE) IN CASH AND
             CASH EQUIVALENTS                          (549,387)
(1,037,700)        (1,316,065)

Cash and cash equivalents, beginning                    648,647
1,686,347          3,002,412
                                                ---------------
---------------    ---------------

Cash and cash equivalents, ending              $         99,260
$        648,647   $      1,686,347
                                                ===============
===============    ===============

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.


Series 22

-----------------------------------------------------
                                                Year ended March
Year ended March   Year ended March
                                                    31, 1998
31, 1997           31, 1996
                                                ---------------
---------------    ---------------

Supplemental schedule of noncash investing and financing activities

   The  fund has increased its investments
       in  operating  limited  partnerships
       for unpaid capital contributions due
       to     the     operating     limited
       partnerships                            $              -
$        664,633   $      4,651,600
                                                ===============
===============    ===============

   The  fund  has decreased its investment
       a n d    decreased    its    capital
       contribution obligation in operating
       limited  partnerships for low income
       tax credits not generated               $         60,840
$        114,458   $        128,374
                                                ===============
===============    ===============

   T h e   fund   has   recorded   capital
       contributions (syndication proceeds)
       being held and subsequently released
       by the escrow agent                     $              -
$              -   $              -
                                                ===============
===============    ===============

   The  fund  has applied notes receivable
       and    advances   to   its   capital
       contribution obligation in operating
       limited partnerships                    $              -
$      2,123,455   $              -
                                                ===============
===============    ===============

   The fund  has  increased (decreased) its
       investment  available  for  sale for
       unrealized gain (losses)                $            311
$            (59)  $            824
                                                ===============
===============    ===============

   The  fund has  decreased its investments
       in  operating  limited  partnerships
       for unpaid capital contributions due
       to the operating limited partnership
       disposed of during the year             $              -
$        995,075   $              -
                                                ===============
===============    ===============

   The  fund  has  increased  its deferred
       acquisition   costs  for  operating
       partnerships disposed of during the
       year                                    $              -
$         90,208   $              -
                                                ===============
===============    ===============

   The  fund has decreased its investments
       and  recorded a  receivable for tax
       credits   not  generated   by   the
       operating limited partnerships          $         35,303
$              -   $        131,187
                                                ===============
===============    ===============

   Series 27, 28 and 29 were not formed until after March 31, 1996, therefore  no comparative information has been included.
Series
   30, 31 and 32 were not formed until after March 31, 1997,
   therefore no comparative information has been included.

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.


Series 23

-----------------------------------------------------
                                                Year ended March
Year ended March   Year ended March
                                                    31, 1998
31, 1997           31, 1996
                                                ---------------
---------------    ---------------

Cash flows from operating activities

   Net loss                                    $     (1,927,661)
$     (1,996,916)  $       (546,204)

   Adjustments to reconcile net loss to net cash provided by (used in) operating activities

      Share of losses from operating limited
          partnerships                                1,705,493
1,847,436            483,614

      Distributions received from operating
          limited partnerships                              360
378                  -

      Amortization                                       13,072
13,072              9,804

      Organization costs                                      -
-             (9,087)

   Changes in assets and liabilities

      Prepaid expenses                                    2,048
-             (2,048)

      Other assets                                          239
(181,000)          (268,438)

      Accounts payable and accrued expenses                   -
-            (59,955)

      Accounts payable - affiliates                     237,676
50,832            (18,511)
                                                ---------------
---------------    ---------------
          Net cash provided by (used in)
             operating activities                        31,227
(266,198)          (410,825)
                                                ---------------
---------------    ---------------
Cash flows from investing activities

   Acquisition costs paid for operating
       limited partnerships                               1,550
(32,371)        (2,676,499)

   Capital contributions paid to operating
       limited partnerships                          (1,705,632)
(3,749,205)       (10,553,952)

   Deposits for purchases of operating
       limited partnerships                            (346,490)
-           (588,004)

   Advances to operating limited
       partnerships                                           -
409,630         (2,122,312)

   Purchase of investments (net of proceeds
       from sale of investments)                        516,109
3,903,324         (5,002,113)
                                                ---------------
---------------    ---------------

          Net cash provided by (used in)
             investing activities                    (1,534,463)
531,378        (20,942,880)
                                                ---------------
---------------    ---------------

Cash flows from financing activities

   Capital contributions received                             -
-         24,738,812

   Selling commissions and registration                       -
-         (3,544,972)

   Proceeds from line of credit                               -
-                  -
                                                ---------------
---------------    ---------------

          Net cash provided by financing                      -
-         21,193,840
                                                ---------------
---------------    ---------------

          NET INCREASE (DECREASE) IN CASH AND
             CASH EQUIVALENTS                        (1,503,236)
265,180           (159,865)

Cash and cash equivalents, beginning                  1,578,798
1,313,618          1,473,483
                                                ---------------
---------------    ---------------

Cash and cash equivalents, ending              $         75,562
$      1,578,798   $      1,313,618
                                                ===============
===============    ===============

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.


Series 23

-----------------------------------------------------
                                                Year ended March
Year ended March   Year ended March
                                                    31, 1998
31, 1997           31, 1996
                                                ---------------
---------------    ---------------

Supplemental schedule of noncash investing and financing activities

   The  fund has increased its investments
       in  operating  limited  partnerships
       for unpaid capital contributions due
       to     the     operating     limited
       partnerships                            $              -
$         80,126   $     19,056,893
                                                ===============
===============    ===============

   The  fund has decreased (increased) its
       investment and decreased (increased)
       its  capital contribution obligation
       in  operating  limited  partnerships
       for   low  income  tax  credits  not
       generated                               $           (723)
$        293,659   $        101,078
                                                ===============
===============    ===============

   The   fund    has    recorded   capital
       contributions (syndication proceeds)
       being held and subsequently released
       by the escrow agent                     $              -
$              -   $              -
                                                ===============
===============    ===============

   The  fund  has applied notes receivable
       and    advances   to   its   capital
       contribution obligation in operating
       limited partnership                     $        100,000
$      2,105,920   $              -
                                                ===============
===============    ===============

   The  fund has increased (decreased) its
       investment  available  for  sale for
       unrealized gain (losses)                $            154
$         (5,051)  $          6,631
                                                ===============
===============    ===============

   The  fund has decreased its investments
       in  operating  limited  partnerships
       for unpaid capital contributions due
       to the operating limited partnership
       disposed of during the year             $              -
$              -   $              -
                                                ===============
===============    ===============

   The  fund  has  increased  its deferred
       a c quisition  costs  for  operating
       partnerships  disposed of during the
       year                                    $              -
$              -   $              -
                                                ===============
===============    ===============

   The  fund has decreased its investments
       and  recorded  a  receivable for tax
       credits   not   generated   by   the
       operating limited partnerships          $         32,604
$        118,863   $              -
                                                ===============
===============    ===============

   Series 27, 28 and 29 were not formed until after March 31, 1996, therefore  no comparative information has been included.
Series
   30, 31 and 32 were not formed until after March 31, 1997,
   therefore no comparative information has been included.

                           (continued)

               Boston Capital Tax Credit Fund IV L.P.


Series 24

-----------------------------------------------------

Period June 29,

1995 (date of

inception)
                                                Year ended March
Year ended March     through March
                                                    31, 1998
31, 1997           31, 1996
                                                ---------------
---------------    ---------------

Cash flows from operating activities
   Net loss                                    $     (1,575,358)
$       (928,613)  $       (143,857)

   Adjustments to reconcile net loss to net cash provided by (used in) operating activities

      Share of losses from operating limited
          partnerships                                1,342,281
797,796            149,023

      Distributions received from operating
          limited partnerships                            9,835
925                  -

      Amortization                                       12,979
12,980              5,769

      Organization costs                                      -
-            (64,178)

   Changes in assets and liabilities

      Prepaid expenses                                        -
-                  -

      Other assets                                        3,730
13,326           (114,135)

      Accounts payable and accrued expenses              27,000
(236,334)           236,334

      Accounts payable - affiliates                     233,147
46,367             33,597
                                                ---------------
---------------    ---------------

          Net cash provided by (used in)
             operating activities                        53,614
(293,553)           102,553
                                                ---------------
---------------    ---------------

Cash flows from investing activities

   Acquisition costs paid for operating
       limited partnerships                             (76,061)
(220,514)        (2,240,982)

   Capital contributions paid to operating
       limited partnerships                          (1,377,894)
(5,596,362)        (4,842,663)

   Deposits for purchases of operating
       limited partnerships                            (148,335)
(413,344)        (1,805,091)

   (Advances to) repayment from operating
       limited partnerships                           1,073,666
(259,283)        (2,012,394)

   Purchase of investments (net of proceeds
       from sale of investments)                        105,358
2,631,254         (2,934,686)
                                                ---------------
---------------    ---------------

          Net cash used in investing
             activities                                (423,266)
(3,858,249)       (13,835,816)
                                                ---------------
---------------    ---------------

Cash flows from financing activities

   Capital contributions received                             -
-         21,697,000

   Selling commissions and registration                       -
-         (3,167,250)

   Proceeds from line of credit                               -
-                  -
                                                ---------------
---------------    ---------------

          Net cash provided by financing                      -
-         18,529,750
                                                ---------------
---------------    ---------------

          NET INCREASE (DECREASE) IN CASH AND
             CASH EQUIVALENTS                          (369,652)
(4,151,802)         4,796,487

Cash and cash equivalents, beginning                    644,685
4,796,487                  -
                                                ---------------
---------------    ---------------
Cash and cash equivalents, ending              $        275,033
$        644,685   $      4,796,487
                                                ===============
===============    ===============

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.


Series 24

------------------------------------------------------

Period June 29,

1995 (date of

inception)
                                                Year ended March
Year ended March     through March
                                                    31, 1998
31, 1997           31, 1996
                                                ---------------
---------------    ---------------

Supplemental schedule of noncash investing and financing activities

   The  fund has increased its investments
       in  operating  limited  partnerships
       for unpaid capital contributions due
       to     the     operating     limited
       partnerships                            $        787,582
$      6,484,723   $      4,939,386
                                                ===============
===============    ===============

   The  fund has decreased (increased) its
       investment and decreased (increased)
       its  capital contribution obligation
       in  operating  limited  partnerships
       for   low  income  tax  credits  not
       generated                               $        (28,458)
$        191,888   $         12,845
                                                ===============
===============    ===============

   The   fund    has    recorded   capital
       contributions (syndication proceeds)
       being held and subsequently released
       by the escrow agent                     $              -
$              -   $              -
                                                ===============
===============    ===============

   The  fund  has applied notes receivable
       and    advances   to   its   capital
       contribution obligation in operating
       limited partnerships                    $        699,270
$      1,497,662   $              -
                                                ===============
===============    ===============

   The  fund has increased (decreased) its
       investment  available  for  sale for
       unrealized gain (losses)                $             (4)
$         (4,028)  $          4,545
                                                ===============
===============    ===============

   The  fund has decreased its investments
       in  operating  limited  partnerships
       for unpaid capital contributions due
       to the operating limited partnership
       disposed of during the year             $              -
$        459,195   $              -
                                                ===============
===============    ===============

   The  fund  has  increased  its deferred
       acquisition  costs   for  operating
       partnerships disposed of during the
       year                                    $              -
$              -   $              -
                                                ===============
===============    ===============

   The  fund has decreased its investments
       and  recorded a  receivable for tax
       credits   not  generated   by   the
       operating limited partnerships          $         71,057
$              -   $              -
                                                ===============
===============    ===============

   Series 27, 28 and 29 were not formed until after March 31, 1996, therefore  no comparative information has been included.
Series
   30, 31 and 32 were not formed until after March 31, 1997,
   therefore no comparative information has been included.


                           (continued)

               Boston Capital Tax Credit Fund IV L.P.


Series 25

------------------------------------------------------

Period

September 22,

1995 (date of

inception)
                                                Year ended March
Year ended March     through March
                                                    31, 1998
31, 1997           31, 1996
                                                ---------------
---------------    ---------------

Cash flows from operating activities

   Net income (loss)                           $     (1,793,365)
$       (760,670)  $         40,545

   Adjustments to reconcile net income
   (loss) to net cash provided by (used in) operating activities

      Share of income (losses) from
          operating limited partnerships              1,550,724
767,183            (22,315)

      Distributions received from operating
          limited partnerships                            3,468
-                  -

      Amortization                                       10,488
10,488              2,622

      Organization costs                                      -
-            (52,440)

   Changes in assets and liabilities

      Prepaid expenses                                        -
-                  -

      Other assets                                        6,282
41,697           (147,947)

      Accounts payable and accrued expenses                (983)
392                591

      Accounts payable - affiliates                     (16,554)
15,095              1,459
                                                ---------------
---------------    ---------------

          Net cash provided by (used in)
             operating activities                      (239,940)
74,185           (177,485)
                                                ---------------
---------------    ---------------

Cash flows from investing activities

   Acquisition costs paid for operating
       limited partnerships                            (302,197)
(394,746)        (2,891,760)

   Capital contributions paid to operating
       limited partnerships                          (1,996,981)
(7,672,304)        (1,939,506)

   Deposits for purchases of operating
       limited partnerships                              42,425
(3,403,085)        (3,272,307)

   Advances to operating limited
       partnerships                                    (349,141)
139,287         (2,190,960)

   Purchase of investments (net of proceeds
       from sale of investments)                      2,064,018
4,908,818         (7,968,627)
                                                ---------------
---------------    ---------------

          Net cash used in investing
             activities                                (541,876)
(6,422,030)       (18,263,160)
                                                ---------------
---------------    ---------------

Cash flows from financing activities

   Capital contributions received                             -
-         30,248,000

   Selling commissions and registration                    (570)
(3,652)        (4,499,493)

   Proceeds from line of credit                               -
-                  -
                                                ---------------
---------------    ---------------

          Net cash provided by (used in)
             financing activities                          (570)
(3,652)        25,748,507
                                                ---------------
---------------    ---------------

          NET INCREASE (DECREASE) IN CASH AND
             CASH EQUIVALENTS                          (782,386)
(6,351,497)         7,307,862

Cash and cash equivalents, beginning                    956,365
7,307,862                  -
                                                ---------------
---------------    ---------------

Cash and cash equivalents, ending              $        173,979
$        956,365   $      7,307,862
                                                ===============
===============    ===============

               Boston Capital Tax Credit Fund IV L.P.


Series 25

------------------------------------------------------

Period September

22, 1995 (date

of inception)
                                                Year ended March
Year ended March     through March
                                                    31, 1998
31, 1997           31, 1996
                                                ---------------
---------------    ---------------

Supplemental schedule of noncash investing and financing activities

   The  fund has increased its investments
       in  operating  limited  partnerships
       for unpaid capital contributions due
       to     the     operating     limited
       partnerships                            $              -
$     15,092,627   $      4,911,886
                                                ===============
===============    ===============

   The  fund  has decreased its investment
       a n d    decreased    its    capital
       contribution obligation in operating
       limited  partnerships for low income
       tax credits not generated               $         72,102
$        104,873   $              -
                                                ===============
===============    ===============

   The   fund    has   recorded   capital
       contributions (syndication proceeds)
       being held and subsequently released
       by the escrow agent                     $              -
$              -   $              -
                                                ===============
===============    ===============

   The  fund  has applied notes receivable
       and    advances   to   its   capital
       contribution obligation in operating
       limited partnerships                    $        971,989
$      5,789,497   $              -
                                                ===============
===============    ===============

   The  fund has increased (decreased) its
       investment  available  for  sale for
       unrealized gain (losses)                $         (2,742)
$         (7,186)  $         12,764
                                                ===============
===============    ===============

   The  fund has decreased its investments
       in  operating  limited  partnerships
       for unpaid capital contributions due
       to the operating limited partnership
       disposed of during the year             $              -
$              -   $              -
                                                ===============
===============    ===============

   The  fund  has  increased  its deferred
       acquisition   costs  for  operating
       partnerships  disposed of during the
       year                                    $              -
$              -   $              -
                                                ===============
===============    ===============

   The  fund has decreased its investments
       and  recorded  a  receivable for tax
       credits   not   generated   by   the
       operating limited partnerships          $         95,998
$              -   $              -
                                                ===============
===============    ===============

   Series 27, 28 and 29 were not formed until after March 31, 1996, therefore  no comparative information has been included.
Series
   30, 31 and 32 were not formed until after March 31, 1997,
   therefore no comparative information has been included.

               Boston Capital Tax Credit Fund IV L.P.


Series 26

------------------------------------------------------

Period

January 18, 1996

(date of

inception)
                                                Year ended March
Year ended March     through March
                                                    31, 1998
31, 1997           31, 1996
                                                ---------------
---------------    ---------------

Cash flows from operating activities

   Net loss                                    $     (1,016,127)
$       (209,997)  $        (27,210)

   Adjustments to reconcile net loss to net cash provided by (used in) operating activities

      Share of losses from operating limited
          partnerships                                  869,148
493,405                  -

      Distributions received from operating
          limited partnerships                                -
-                  -

      Amortization                                       18,931
14,198                  -

      Organization costs                                      -
(48,304)           (46,351)

   Changes in assets and liabilities

      Prepaid expenses                                        -
-                  -

      Other assets                                       20,397
(51,068)            (7,876)

      Accounts payable and accrued expenses                  82
(85,639)             8,672

      Accounts payable - affiliates                       7,694
(49,168)            58,798
                                                ---------------
---------------    ---------------

          Net cash provided by (used in)
             operating activities                       (99,875)
63,427            (13,967)
                                                ---------------
---------------    ---------------

Cash flows from investing activities

   Acquisition costs paid for operating
       limited partnerships                            (310,027)
(3,163,343)        (1,017,420)

   Capital contributions paid to operating
       limited partnerships                          (5,715,139)
(10,395,846)          (542,279)

   Deposits for purchases of operating
       limited partnerships                            (433,223)
(1,145,193)          (458,102)

   Advances to operating limited
       partnerships                                    (102,840)
(2,559,748)        (1,403,085)

   Purchase of investments (net of proceeds
       from sale of investments)                      5,527,075
(11,269,351)          (884,261)
                                                ---------------
---------------    ---------------

          Net cash used in investing
             activities                              (1,034,154)
(28,533,481)        (4,305,147)
                                                ---------------
---------------    ---------------

Cash flows from financing activities

   Capital contributions received                             -
32,544,376          7,414,624

   Selling commissions and registration                       -
(4,479,883)        (1,450,619)

   Proceeds from line of credit                               -
-                  -
                                                ---------------
---------------    ---------------

          Net cash provided by financing                      -
28,064,493          5,964,005
                                                ---------------
---------------    ---------------

          NET INCREASE (DECREASE) IN CASH AND
             CASH EQUIVALENTS                        (1,134,029)
(405,561)         1,644,891

Cash and cash equivalents, beginning                  1,239,330
1,644,891                  -
                                                ---------------
---------------    ---------------

Cash and cash equivalents, ending              $        105,301
$      1,239,330   $      1,644,891
                                                ===============
===============    ===============

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.


Series 26

-----------------------------------------------------

Period

January 18, 1996

(date of

inception)
                                                Year ended March
Year ended March     through March
                                                    31, 1998
31, 1997           31, 1996
                                                ---------------
---------------    ---------------

Supplemental schedule of noncash investing and financing activities

   The fund has increased its investments in
       operating  limited  partnerships  for
       unpaid  capital  contributions due to
       the operating limited partnerships      $      8,201,085
$     16,205,864   $      2,621,604
                                                ===============
===============    ===============

   The fund has decreased its investment and
       decreased  its  capital  contribution
       obligation   in   operating   limited
       partnerships   for   low  income  tax
       credits not generated                   $        320,446
$         46,609   $              -
                                                ===============
===============    ===============

   The    fund    has    recorded    capital
       contributions  (syndication proceeds)
       being  held and subsequently released
       by the escrow agent                     $              -
$              -   $      2,531,376
                                                ===============
===============    ===============

   The fund has applied notes receivable and
       advances  to its capital contribution
       obligation   in   operating   limited
       partnerships                            $              -
$      1,280,900   $              -
                                                ===============
===============    ===============

   The  fund  has  increased (decreased) its
       investment  available  for  sale  for
       unrealized gain (losses)                $           (660)
$         18,066   $          1,329
                                                ===============
===============    ===============

   The fund has decreased its investments in
       operating  limited  partnerships  for
       unpaid  capital  contributions due to
       the   operating  limited  partnership
       disposed of during the year             $              -
$              -   $              -
                                                ===============
===============    ===============

   The   fund  has  increased  its  deferred
       acquisition   costs   for   operating
       partnerships  disposed  of during the
       year                                    $              -
$              -   $              -
                                                ===============
===============    ===============

   The  fund  has  decreased its investments
       and  recorded  a  receivable  for tax
       credits    not   generated   by   the
       operating limited partnerships          $         76,674
$              -   $              -
                                                ===============
===============    ===============

   Series 27, 28 and 29 were not formed until after March 31, 1996, therefore no comparative information has been included. Series 30, 31 and 32 were not formed until after March 31,
1997,
   therefore no comparative information has been included.

                          (continued)

               Boston Capital Tax Credit Fund IV L.P.


Series 27

-----------------------------------

Period

June 16, 1996

(date of

inception)

Year ended March     through March

31, 1998           31, 1997

---------------    ---------------

Cash flows from operating activities

   Net loss
$       (787,105)  $        (24,327)

   Adjustments to reconcile net loss to net cash provided by (used in) operating activities

      Share of losses from operating limited
          partnerships
689,756              9,016

      Distributions received from operating
          limited partnerships
-                  -

      Amortization
15,522              7,761

      Organization costs
-            (77,611)

   Changes in assets and liabilities

      Prepaid expenses
-                  -

      Other assets
(11,075)           (33,090)

      Accounts payable and accrued expenses
-                  -

      Accounts payable - affiliates
125,327                  -

---------------    ---------------

          Net cash provided by (used in)
             operating activities
32,425           (118,251)

---------------    ---------------

Cash flows from investing activities

   Acquisition costs paid for operating
       limited partnerships
(243,421)        (2,611,813)

   Capital contributions paid to operating
       limited partnerships
(4,713,523)        (8,222,590)

   Deposits for purchases of operating
       limited partnerships
(1,162,984)           (60,000)

   Advances to operating limited
       partnerships
(88,012)          (814,125)

   Purchase of investments (net of proceeds
       from sale of investments)
4,252,996         (6,912,079)

---------------    ---------------

          Net cash used in investing
             activities
(1,954,944)       (18,620,607)

---------------    ---------------

Cash flows from financing activities

   Capital contributions received
-         24,607,000

   Selling commissions and registration
124         (3,687,455)

   Proceeds from line of credit
-                  -

---------------    ---------------

          Net cash provided by financing
124         20,919,545

---------------    ---------------

          NET INCREASE (DECREASE) IN CASH AND
             CASH EQUIVALENTS
(1,922,395)         2,180,687

Cash and cash equivalents, beginning
2,180,687                  -

---------------    ---------------

Cash and cash equivalents, ending
$        258,292   $      2,180,687

===============    ===============

                            (continued)

               Boston Capital Tax Credit Fund IV L.P.


Series 27

----------------------------------

Period

June 16, 1996

(date of

inception)

Year ended March     through March

31, 1998           31, 1997

---------------    ---------------
Supplemental  schedule  of noncash investing
and financing activities

   The fund has increased its investments in
      operating   limited  partnerships  for
      unpaid  capital  contributions  due to
      the operating limited partnerships
$      4,836,443   $     11,692,712

===============    ===============

   The fund has decreased its investment and
       decreased  its  capital  contribution
       obligation   in   operating   limited
       partnerships  for  low  income  tax
       credits not generated
$         69,020   $              -

===============    ===============

   The   fund    has    recorded    capital
       contributions  (syndication proceeds)
       being  held and subsequently released
       by the escrow agent
$              -   $              -

===============    ===============

   The fund has applied notes receivable and
       advances  to its capital contribution
       obligation   in   operating   limited
       partnerships
$              -   $              -

===============    ===============

   The  fund  has  increased (decreased) its
       investment  available  for  sale  for
       unrealized gain (losses)
$         (1,686)  $          7,550

===============    ===============

   The fund has decreased its investments in
       operating  limited  partnerships  for
       unpaid  capital  contributions due to
       the   operating  limited  partnership
       disposed of during the year
$              -   $              -

===============    ===============

   The   fund  has  increased  its  deferred
       acquisition   costs   for   operating
       partnerships  disposed  of during the
       year
$              -   $              -

===============    ===============

   The  fund  has  decreased its investments
       and  recorded  a  receivable  for tax
       credits    not   generated   by   the
       operating limited partnerships
$              -   $              -

===============    ===============

   Series 27, 28 and 29 were not formed until after March 31, 1996, therefore  no comparative information has been included.
Series
   30, 31 and 32 were not formed until after March 31, 1997,
   therefore no comparative information has been included.

                           (continued)

               Boston Capital Tax Credit Fund IV L.P.


Series 28

-----------------------------------

Period September

30, 1996 (date

of inception)

Year ended March     through March

31, 1998           31, 1997

---------------    ---------------

Cash flows from operating activities
   Net income
$        264,071   $         91,590
   Adjustments to reconcile net income to
   net cash provided by (used in) operating
   activities

      Share of losses from operating limited
          partnerships
351,007              1,567

      Distributions received from operating
          limited partnerships
85                  -
      Amortization
20,326              5,081
      Organization costs
-           (101,629)

   Changes in assets and liabilities
      Prepaid expenses
-                  -
      Other assets
(13,201)          (146,712)

      Accounts payable and accrued expenses
(5,700)             5,700

      Accounts payable - affiliates
2,581              2,100

---------------    ---------------

          Net cash provided by (used in)
             operating activities
619,169           (142,303)

---------------    ---------------

Cash flows from investing activities

   Acquisition costs paid for operating
       limited partnerships
(391,912)        (3,665,291)

   Capital contributions paid to operating
       limited partnerships
(16,095,025)        (1,363,482)

   Deposits for purchases of operating
       limited partnerships
-                  -

   Repayments from (advances to) operating
       limited partnerships
3,123,082         (3,743,657)

   Purchase of investments (net of proceeds
       from sale of investments)
8,642,281        (20,884,969)

---------------    ---------------

          Net cash used in investing
             activities
(4,721,574)       (29,657,399)

---------------    ---------------

Cash flows from financing activities

   Capital contributions received
-         39,999,000

   Selling commissions and registration
(2,986)        (5,610,272)
   Proceeds from line of credit
-                  -

---------------    ---------------

          Net cash provided by (used in)
             financing activities
(2,986)        34,388,728

---------------    ---------------

          NET INCREASE (DECREASE) IN CASH AND
             CASH EQUIVALENTS
(4,105,391)         4,589,026

Cash and cash equivalents, beginning
4,589,026                  -

---------------    ---------------

Cash and cash equivalents, ending
$        483,635   $      4,589,026

===============    ===============

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.


Series 28

-----------------------------------

Period September

30, 1996 (date

of inception)

Year ended March     through March

31, 1998           31, 1997

---------------    ---------------
Supplemental  schedule  of noncash investing
and financing activities

   The fund has increased its investments in
      operating   limited  partnerships  for
      unpaid  capital  contributions  due to
      the operating limited partnerships
$     21,987,016   $      2,962,467

===============    ===============

   The fund has decreased its investment and
       decreased  its  capital  contribution
       obligation   in   operating   limited
       p a rtnerships  for  low  income  tax
       credits not generated
$         44,989   $              -

===============    ===============

   The    fund    has    recorded    capital
       contributions  (syndication proceeds)
       being  held and subsequently released
       by the escrow agent
$              -   $              -

===============    ===============

   The fund has applied notes receivable and
       advances  to its capital contribution
       obligation   in   operating   limited
       partnerships
$              -   $              -

===============    ===============

   The  fund  has  increased (decreased) its
       investment  available  for  sale  for
       unrealized gain (losses)
$          7,628   $         19,868

===============    ===============

   The fund has decreased its investments in
       operating  limited  partnerships  for
       unpaid  capital  contributions due to
       the   operating  limited  partnership
       disposed of during the year
$              -   $              -

===============    ===============

   The   fund  has  increased  its  deferred
       acquisition   costs   for   operating
       partnerships  disposed  of during the
       year
$              -   $              -

===============    ===============

   The  fund  has  decreased its investments
       and  recorded  a  receivable  for tax
       credits    not   generated   by   the
       operating limited partnerships
$              -   $              -

===============    ===============

   Series 27, 28 and 29 were not formed until after March 31, 1996, therefore  no comparative information has been included.
Series
   30, 31 and 32 were not formed until after March 31, 1997,
   therefore no comparative information has been included.

                           (continued)

               Boston Capital Tax Credit Fund IV L.P.


Series 29

-----------------------------------

Period

February 10,

1997 (date of

inception)

Year ended March     through March

31, 1998           31, 1997

---------------    ---------------

Cash flows from operating activities

   Net (loss) income
$       (276,745)  $            934

   Adjustments to reconcile net income to
   net cash provided by operating activities

      Share of losses from operating limited
          partnerships
626,915                  -

      Distributions received from operating
          limited partnerships
-                  -

      Amortization
8,633                  -

      Organization costs
(36,446)           (36,850)

   Changes in assets and liabilities

      Prepaid expenses
-                  -

      Other assets
3,398,682                  -

      Accounts payable and accrued expenses
-                  -

      Accounts payable - affiliates
(75,838)           132,541


---------------    ---------------

          Net cash provided by operating
             activities
3,645,201             96,625

---------------    ---------------

Cash flows from investing activities

   Acquisition costs paid for operating
       limited partnerships
(2,993,202)        (1,025,412)

   Capital contributions paid to operating
       limited partnerships
(8,746,483)        (2,316,217)

   Deposits for purchases of operating
       limited partnerships
(4,123,059)                 -

   Advances to operating limited
       partnerships
(1,428,362)                 -

   Purchase of investments (net of proceeds
       from sale of investments)
(13,512,675)                 -

---------------    ---------------

          Net cash used in investing
             activities
(30,803,781)        (3,341,629)

---------------    ---------------

Cash flows from financing activities

   Capital contributions received
29,783,000          6,629,530

   Selling commissions and registration
(4,359,568)        (1,343,647)

   Proceeds from line of credit
-                  -

---------------    ---------------

          Net cash provided by financing
25,423,432          5,285,883

---------------    ---------------

          NET INCREASE (DECREASE) IN CASH AND
             CASH EQUIVALENTS
(1,735,148)         2,040,879

Cash and cash equivalents, beginning
2,040,879                  -

---------------    ---------------

Cash and cash equivalents, ending
$        305,731   $      2,040,879

===============    ===============

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.


Series 29

-----------------------------------

Period

February 10,

1997 (date of

inception)

Year ended March     through March

31, 1998           31, 1997

---------------    ---------------
Supplemental  schedule  of noncash investing
and financing activities

   The fund has increased its investments in
      operating   limited  partnerships  for
      unpaid  capital  contributions  due to
      the operating limited partnerships
$     16,888,802   $      5,333,434

===============    ===============

   The fund has decreased its investment and
       decreased  its  capital  contribution
       obligation   in   operating   limited
       partnerships  for  low  income  tax
       credits not generated
$         36,696   $              -

===============    ===============

   The    fund    has    recorded    capital
       contributions  (syndication proceeds)
       being  held and subsequently released
       by the escrow agent
$              -   $      3,505,470


===============    ===============

   The fund has applied notes receivable and
       advances  to its capital contribution
       obligation   in   operating   limited
       partnerships
$      1,792,622   $              -

===============    ===============

   The  fund  has  increased (decreased) its
       investment  available  for  sale  for
       unrealized gain (losses)
$         54,512   $              -

===============    ===============

   The fund has decreased its investments in
       operating  limited  partnerships  for
       unpaid  capital  contributions due to
       the   operating  limited  partnership
       disposed of during the year
$              -   $              -

===============    ===============

   The   fund  has  increased  its  deferred
       acquisition   costs   for   operating
       partnerships  disposed  of during the
       year
$              -   $              -

===============    ===============

   The  fund  has  decreased its investments
       and  recorded  a  receivable  for tax
       credits    not   generated   by   the
       operating limited partnerships
$              -   $              -

===============    ===============

   Series 27, 28 and 29 were not formed until after March 31, 1996, therefore  no comparative information has been included.
Series
   30, 31 and 32 were not formed until after March 31, 1997,
   therefore no comparative information has been included.

                            (continued)

               Boston Capital Tax Credit Fund IV L.P.


Series 30

---------------

Period

June 23, 1997

(date of

inception)

through March

31, 1998

---------------

Cash flows from operating activities

   Net income
$        331,331

   Adjustments to reconcile net income to
   net cash used in operating activities

      Share of income from operating limited
          partnerships
(100,573)

      Distributions received from operating
          limited partnerships
-

      Amortization
5,613

      Organization costs
(67,971)

   Changes in assets and liabilities

      Prepaid expenses
-

      Other assets
(171,223)

      Accounts payable and accrued expenses
-

      Accounts payable - affiliates
1,002

---------------

          Net cash used in operating
             activities
(1,821)

---------------

Cash flows from investing activities

   Acquisition costs paid for operating
       limited partnerships
(2,574,202)

   Capital contributions paid to operating
       limited partnerships
(2,201,978)

   Deposits for purchases of operating
       limited partnerships
(4,546,231)

   Advances to operating limited
       partnerships
(1,422,259)

   Purchase of investments (net of proceeds
       from sale of investments)
(10,869,350)

---------------

          Net cash used in investing
             activities
(21,614,020)

---------------

Cash flows from financing activities

   Capital contributions received
26,490,750

   Selling commissions and registration
(3,712,391)

   Proceeds from line of credit
-

---------------

          Net cash provided by financing
22,778,359

---------------

          NET INCREASE IN CASH AND CASH
             EQUIVALENTS
1,162,518

Cash and cash equivalents, beginning
-

---------------

Cash and cash equivalents, ending
$      1,162,518

===============

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.


Series 30

---------------

Period

June 23, 1997

(date of

inception)

through March

31, 1998

---------------
Supplemental  schedule  of noncash investing
and financing activities

   The fund has increased its investments in
      operating   limited  partnerships  for
      unpaid  capital  contributions  due to
      the operating limited partnerships
$      9,721,288

===============

   The fund has decreased its investment and
       decreased  its  capital  contribution
       obligation   in   operating   limited
       partnerships  for  low  income  tax
       credits not generated
$              -

===============

   The    fund    has    recorded    capital
       contributions  (syndication proceeds)
       being  held and subsequently released
       by the escrow agent
$              -

===============

   The fund has applied notes receivable and
       advances  to its capital contribution
       obligation   in   operating   limited
       partnerships
$        864,118

===============

   The  fund  has  increased (decreased) its
       investment  available  for  sale  for
       unrealized gain (losses)
$         21,940

===============

   The fund has decreased its investments in
       operating  limited  partnerships  for
       unpaid  capital  contributions due to
       the   operating  limited  partnership
       disposed of during the year
$              -

===============

   The   fund  has  increased  its  deferred
       acquisition   costs   for   operating
       partnerships  disposed  of during the
       year
$              -

===============

   The  fund  has  decreased its investments
       and  recorded  a  receivable  for tax
       credits    not   generated   by   the
       operating limited partnerships
$              -

===============

   Series 27, 28 and 29 were not formed until after March 31, 1996, therefore  no comparative information has been included.
Series
   30, 31 and 32 were not formed until after March 31, 1997,
   therefore no comparative information has been included.

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.


Series 31

---------------

Period September

11, 1997 (date

of inception)

through March

31, 1998

---------------

Cash flows from operating activities

   Net loss
$        (69,689)

   Adjustments to reconcile net loss to net cash provided by operating activities

      Share of losses from operating limited
          partnerships
43,087

      Distributions received from operating
          limited partnerships
-

      Amortization
3,426

      Organization costs
(68,513)

   Changes in assets and liabilities

      Prepaid expenses
-

      Other assets
(158,545)

      Accounts payable and accrued expenses
27,359

      Accounts payable - affiliates
417,337

---------------

          Net cash provided by operating
             activities
194,462

---------------

Cash flows from investing activities

   Acquisition costs paid for operating
       limited partnerships
(4,329,695)

   Capital contributions paid to operating
       limited partnerships
(10,228,698)

   Deposits for purchases of operating
       limited partnerships
(1,104,492)

   Advances to operating limited
       partnerships
(7,309,603)

   Purchase of investments (net of proceeds
       from sale of investments)
(14,470,962)

---------------

          Net cash used in investing
             activities
(37,443,450)

---------------

Cash flows from financing activities

   Capital contributions received
44,057,750

   Selling commissions and registration
(5,997,527)

   Proceeds from line of credit
-

---------------

          Net cash provided by financing
38,060,223

---------------

          NET INCREASE (DECREASE) IN CASH AND
             CASH EQUIVALENTS
811,235

Cash and cash equivalents, beginning
-

---------------

Cash and cash equivalents, ending
$        811,235

===============

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.


Series 31

---------------

Period September

11, 1997 (date

of inception)

through March

31, 1998

---------------

Supplemental schedule of noncash investing and financing activities

   The fund has increased its investments in
      operating   limited  partnerships  for
      unpaid  capital  contributions  due to
      the operating limited partnerships
$     14,425,302

===============

   The fund has decreased its investment and
       decreased  its  capital  contribution
       obligation   in   operating   limited
       p a rtnerships  for  low  income  tax
       credits not generated
$              -

===============

   The    fund    has    recorded    capital
       contributions  (syndication proceeds)
       being  held and subsequently released
       by the escrow agent
$              -

===============

   The fund has applied notes receivable and
       advances  to its capital contribution
       obligation   in   operating   limited
       partnerships
$              -

===============

   The  fund  has  increased (decreased) its
       investment  available  for  sale  for
       unrealized gain (losses)
$         66,614

===============

   The fund has decreased its investments in
       operating  limited  partnerships  for
       unpaid  capital  contributions due to
       the   operating  limited  partnership
       disposed of during the year
$              -

===============

   The   fund  has  increased  its  deferred
       acquisition   costs   for   operating
       partnerships  disposed  of during the
       year
$              -

===============

   The  fund  has  decreased its investments
       and  recorded  a  receivable  for tax
       credits    not   generated   by   the
       operating limited partnerships
$              -

===============

   Series 27, 28 and 29 were not formed until after March 31, 1996, therefore  no comparative information has been included.
Series
   30, 31 and 32 were not formed until after March 31, 1997,
   therefore no comparative information has been included.

                             (continued)

               Boston Capital Tax Credit Fund IV L.P.


Series 32

---------------

Period

January 19, 1998

(date of

inception)

through March

31, 1998

---------------

Cash flows from operating activities

   Net loss
$        (21,196)

   Adjustments to reconcile net loss to net cash used in operating activities

      Share of losses from operating limited
          partnerships
-

      Distributions received from operating
          limited partnerships
-

      Amortization
-

      Organization costs
(59,315)

   Changes in assets and liabilities

      Prepaid expenses
-

      Other assets
(1,477,928)

      Accounts payable and accrued expenses
431,851

      Accounts payable - affiliates
92,971

---------------

          Net cash used in operating
             activities
(1,033,617)

---------------

Cash flows from investing activities

   Acquisition costs paid for operating
       limited partnerships
(1,394,057)

   Capital contributions paid to operating
       limited partnerships
(946,885)

   Deposits for purchases of operating
       limited partnerships
-

   Advances to operating limited
       partnerships
(6,009,698)

   Purchase of investments (net of proceeds
       from sale of investments)
(5,974,481)

---------------

          Net cash used in investing
             activities
(14,325,121)

---------------

Cash flows from financing activities

   Capital contributions received
12,362,000

   Selling commissions and registration
(1,930,492)

   Proceeds from line of credit
5,000,000

---------------

          Net cash provided by financing
15,431,508

---------------

          NET INCREASE IN CASH AND CASH
             EQUIVALENTS
72,770

Cash and cash equivalents, beginning
-

---------------

Cash and cash equivalents, ending
$         72,770

===============

               Boston Capital Tax Credit Fund IV L.P.


Series 32

---------------

Period

January 19, 1998

(date of

inception)

through March

31, 1998

---------------
Supplemental  schedule  of noncash investing
and financing activities

   The fund has increased its investments in
      operating   limited  partnerships  for
      unpaid  capital  contributions  due to
      the operating limited partnerships
$      6,546,916

===============

   The fund has decreased its investment and
       decreased  its  capital  contribution
       obligation   in   operating   limited
       p a rtnerships  for  low  income  tax
       credits not generated
$              -

===============

   The    fund    has    recorded    capital
       contributions  (syndication proceeds)
       being  held and subsequently released
       by the escrow agent
$              -

===============

   The fund has applied notes receivable and
       advances  to its capital contribution
       obligation   in   operating   limited
       partnerships
$              -

===============

   The  fund  has  increased (decreased) its
       investment  available  for  sale  for
       unrealized gain (losses)
$         26,049

===============

   The fund has decreased its investments in
       operating  limited  partnerships  for
       unpaid  capital  contributions due to
       the   operating  limited  partnership
       disposed of during the year
$              -

===============

   The   fund  has  increased  its  deferred
       acquisition   costs   for   operating
       partnerships  disposed  of during the
       year
$              -

===============

   The  fund  has  decreased its investments
       and  recorded  a  receivable  for tax
       credits    not   generated   by   the
       operating limited partnerships
$              -

===============

   Series 27, 28 and 29 were not formed until after March 31, 1996, therefore  no comparative information has been included.
Series
   30, 31 and 32 were not formed until after March 31, 1997,
   therefore no comparative information has been included.

                  See notes to financial statements

               Boston Capital Tax Credit Fund IV L.P.

                    NOTES TO FINANCIAL STATEMENTS

                    March 31, 1998, 1997 and 1996

NOTE A -  ORGANIZATION AND SUMMARY OF SIGNIFICANT
          ACCOUNTING POLICIES

   Boston  Capital  Tax  Credit  Fund  IV  L.P.  (the   "fund")
was
   organized  under the laws of the State of Delaware as of
October
   5, 1993, for the purpose of acquiring, holding, and disposing of
   limited  partnership  interests  in operating partnerships which
   will  acquire,  develop,  rehabilitate,  operate  and own
newly-
   constructed, existing or rehabilitated apartment complexes which
   qualify for the Low-Income Housing Tax Credit established by the
   Tax  Reform Act of 1986.  Certain of the apartment complexes may
   also  qualify  for  the  Historic  Rehabilitation Tax Credit for
   their   rehabilitation   of   certified   historic
structures;
   accordingly,  the  apartment complexes are restricted as to rent
   charges  and operating methods and are subject to the
provisions
   of Section 42(g)(2) of the Internal Revenue Code relating to the
   Rehabilitation  Investment  Credit.   The general partner of
the
   fund  is  Boston  Capital  Associates  IV  L.P.  and the
limited
   partner   is  BCTC  IV  Assignor  Corp.  (the  assignor
limited
   partner).

   In accordance with the limited partnership agreement, profits, losses, and cash flow (subject to certain priority allocations and distributions) and tax credits are allocated 99% to the assignees and 1% to the general partner.

   Pursuant to the Securities Act of 1933, the fund filed a Form
S-
   11  Registration  Statement  with  the  Securities  and
Exchange
   Commission,  effective  December  16,  1993,  which  covered the
   offering  (the  "Public  Offering")  of  the beneficial
assignee
   certificates  ("BACs")  representing assignments of units of the
   beneficial  interest  of the limited partnership interest of the
   assignor  limited  partner.   The fund has registered
65,000,000
   BACs at $10 per BAC for sale to the public in one or more
   series. BACs sold in bulk are offered to investors at a reduced cost per BAC.

   The BACs issued and outstanding in each series at March 31,
1998
   and 1997 are as follows:

                                 1998               1997
                           ---------------    ---------------
       Series 20                 3,866,700          3,866,700
       Series 21                 1,892,700          1,892,700
       Series 22                 2,564,400          2,564,400
       Series 23                 3,336,727          3,336,727
       Series 24                 2,169,878          2,169,878
       Series 25                 3,026,109          3,026,109
       Series 26                 3,995,900          3,995,900
       Series 27                 2,460,700          2,460,700
       Series 28                 4,000,738          4,000,738
       Series 29                 3,991,800          1,013,500
       Series 30                 2,651,000                  -
       Series 31                 4,417,857                  -
       Series 32                 1,236,200                  -
                           ---------------    ---------------
                                39,610,709         28,327,352
                           ===============    ===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE  A  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT
ACCOUNTING
             POLICIES (Continued)

   Investment in Operating Limited Partnerships
   --------------------------------------------
   The  fund  accounts  for the investment in the operating
limited
   partnership  using  the equity method, whereby, the fund
adjusts
   the  investment  cost  for  its  share  of the operating
limited
   partnership's  results  of  operations and for any
distributions
   received  or  accrued.   However, the fund recognizes
individual
   operating limited partnership's losses only to the extent that the fund's share of losses of the operating partnerships does not  exceed the carrying amount of its investment.
Unrecognized
   losses will be suspended and offset against future individual operating limited partnership's income.

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

   The  fund  records  acquisition  cost  as  an  increase  in its
   i n vestment  in  operating  partnerships.    Certain
operating
   partnerships have not recorded the acquisition costs as a
   capital contribution from the fund. These differences are shown as reconciling items in note C.

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE  A  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT
ACCOUNTING
             POLICIES (Continued)

   Investment in Operating Limited Partnerships (Continued)
   --------------------------------------------

   During the years ended March 31, 1998 and 1997, the fund
   acquired interests in operating limited partnerships as follows:

                               1998               1997
                         ---------------    ---------------
       Series 20                       -                  -
       Series 21                       -                  -
       Series 22                       -                  1
       Series 23                       -                  -
       Series 24                       1                  9
       Series 25                       -                 17
       Series 26                      10                 26
       Series 27                       6                  7
       Series 28                      20                  5
       Series 29                      14                  3
       Series 30                      13                  -
       Series 31                      22                  -
       Series 32                       3                  -
                         ---------------    ---------------
                                      89                 68
                         ===============    ===============

   Organization Costs
   ------------------
   Initial organization and offering expenses common to all Series, are allocated on a percentage of equity raised to each Series.

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE  A  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT
ACCOUNTING
             POLICIES (Continued)

   Organization Costs (Continued)
   ------------------

   Organization costs are being amortized on the straight-line method over 60 months. Accumulated amortization for the years ended March 31, 1998 and 1997 is as follows:

                                 1998               1997
                           ---------------    ---------------
       Series 20          $         85,325   $         62,040
       Series 21                    60,277             41,320
       Series 22                    41,909             29,371
       Series 23                    35,948             22,876
       Series 24                    31,728             18,749
       Series 25                    23,598             13,110
       Series 26                    33,129             14,198
       Series 27                    23,283              7,761
       Series 28                    25,407              5,081
       Series 29                     8,633                  -
       Series 30                     5,613                  -
       Series 31                     3,426                  -
       Series 32                         -                  -
                           ---------------    ---------------
                          $        378,276   $        214,506
                           ===============    ===============

   Deferred Acquisition Costs
   --------------------------

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

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE  A  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT
ACCOUNTING
             POLICIES (Continued)

   Selling Commissions and Registration Costs
   ------------------------------------------

   Selling commissions paid in connection with the public offering are charged against the assignees' capital upon admission of investors as assignees. Registration costs associated with the public offering are charged against assignees' capital as
   incurred.

   Cash Equivalents
   ----------------

   Cash equivalents include overnight repurchase agreements, tax-
   exempt sweep accounts and money market accounts having original maturities  at date of acquisition of three months or less.
The
   carrying value approximates fair value because of the short maturity of these instruments.

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

   Net Income (Loss) Per Beneficial Assignee Certificate Unit
   ----------------------------------------------------------

   Net  income  (loss)  per beneficial assignee certificate unit is
   calculated  based  upon  the  weighted  average  number of units
   outstanding  during  the  year  or period.  The weighted
average
   number  of units in each series at March 31, 1998, 1997 and
1996
   are as follows:

                          1998               1997
1996
                    ---------------    ---------------
---------------
       Series 20          3,866,700          3,866,700
3,866,700
       Series 21          1,892,700          1,892,700
1,892,700
       Series 22          2,564,400          2,564,400
2,564,400
       Series 23          3,336,727          3,336,727
3,000,842
       Series 24          2,169,878          2,169,878
1,761,881
       Series 25          3,026,109          3,026,109
1,712,043
       Series 26          3,995,900          3,404,374
413,814
       Series 27          2,460,700          1,379,917
-
       Series 28          4,000,738          1,100,465
-
       Series 29          3,554,530             55,363
-
       Series 30          2,248,616                  -
-
       Series 31          2,850,062                  -
-
       Series 32            577,668                  -
-
                    ---------------    ---------------
---------------
                         36,544,728         22,796,633
15,212,380
                    ===============    ===============
===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

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

   Adoption of Accounting Standard
   -------------------------------

   On  March  31,  1997,  the  fund  adopted Statement of
Financial
   Accounting  Standards ("SFAS") No. 128, "Earnings per Share"
and
   S F A S  No.  129,  "Disclosure  of  Information  about
Capital
   Structure."    SFAS  No.  128  provides accounting and
reporting
   standards  for  the  amount of earnings per share.  SFAS No.
129
   requires  the  disclosure  in  summary form within the
financial
   statements  of  pertinent  rights  and privileges of the
various
   securities  outstanding.   The implementation of these
standards
   has not materially affected the fund's financial statements.

   In  June  1997,  the Financial Accounting Standards Board
issued
   SFAS No. 130, "Reporting Comprehensive Income" and SFAS No.
131,
   "Disclosures   about  Segments  of  an  Enterprise  and
Related
   Information."    In  February  1998,  the  Financial
Accounting
   Standards  Board  issued  SFAS  No. 132, "Employees'
Disclosures
   about  Pensions  and  Other Post-retirement Benefits."  SFAS
No.
   130 is effective for years beginning after December 15, 1997.
   SFAS No. 131 and No. 132 are effective for years beginning after
   December 31, 1997 and early adoption is encouraged.

   The  fund does not have any items of other comprehensive
income,
   does  not have other segments of its business or when to
report,
   and   does  not  have  any  pensions  or  other
post-retirement
   benefits.    Consequently,  these pronouncements are expected
to
   have no effect on the fund's financial statements.

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE B - RELATED PARTY TRANSACTIONS

   During  the  years ended March 31, 1998, 1997 and 1996, the fund
   entered into several transactions with various affiliates of the
   general  partner, including Boston Capital Partners, Inc.
(BCP),
   Boston  Capital  Holdings L.P. (BCHLP), Boston Capital
Services,
   Inc.   (BCS)    and  Boston  Capital  Asset  Management
Limited
   Partnership   (BCAM)  (formerly  Boston  Capital
Communications
   Limited Partnership) as follows:

   Boston Capital Asset Management Limited Partnership is entitled to an annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the
   operating limited partnerships, less the amount of certain partnership management and reporting fees paid or payable by the operating limited partnerships. The aggregate cost is comprised of the capital contributions made by each Series to the
   operating limited partnership and 99% of the permanent financing at the operating limited partnership level. The annual fund fees  charged  to  operations  during  the years ended March
31,
   1998, 1997 and 1996, are as follows:

                      1998               1997               1996
                ---------------    ---------------
---------------
   Series 20   $        270,336    $
                                           325,113    $

352,662
   Series 21            215,217            224,252
227,886
   Series 22            225,636            223,892
243,174
   Series 23            188,213            212,843
236,748
   Series 24            208,597            212,130
62,532
   Series 25            248,382            214,610
19,146
   Series 26            346,887            181,052
1,976
   Series 27            275,320            144,692
-
   Series 28            155,994              9,058
-
   Series 29            192,348                  -
-
   Series 30             55,733                  -
-
   Series 31             69,951                  -
-
   Series 32              1,976                  -
-
                ---------------    ---------------
---------------
               $      2,454,590    $
                                         1,747,642    $

1,144,124
                ===============    ===============
===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE B - RELATED PARTY TRANSACTIONS (Continued)

   Boston Capital Services, Inc. received dealer-manager fees for the marketing advice and investment banking services performed at the time of the fund's offering of BACs. The dealer-manager fees are included in partners' capital as selling commissions and registration costs. During the years ended March 31, 1998,
   1997 and 1996, Boston Capital Services, Inc. fees received by series are as follows:

                          1998               1997
1996
                    ---------------    ---------------
---------------
       Series 20   $              -   $              -   $
-
       Series 21                  -                  -
-
       Series 22                  -                  -
-
       Series 23                  -                  -
449,215
       Series 24                  -                  -
393,770
       Series 25                  -                  -
570,510
       Series 26                  -            604,650
182,235
       Series 27                  -            455,135
-
       Series 28                  -            763,875
-
       Series 29            545,135            170,880
-
       Series 30            502,098                  -
-
       Series 31            932,325                  -
-
       Series 32            222,335                  -
-
                    ---------------    ---------------
---------------
                   $      2,201,893   $      1,994,540   $
1,595,730
                    ===============    ===============
===============

   Boston Capital Holdings LP is entitled to asset acquisition fees for selecting, evaluating, structuring, negotiating,
and
   closing  the  fund's  acquisition  of interests in the
operating
   limited  partnerships.  The fund incurred $9,578,948,
$8,964,635
   and $7,597,693, respectively, of acquisition fees to Boston
   Capital Holdings LP during the years ended March 31, 1998, 1997 and 1996. The acquisition fees incurred to Boston
Capital
   Holdings LP series are as follows:

                          1998               1997
1996
                    ---------------    ---------------
---------------
       Series 20   $              -   $              -   $
-
       Series 21                  -                  -
-
       Series 22                  -                  -
-
       Series 23                  -                  -
2,193,064
       Series 24                  -                  -
1,902,550
       Series 25                  -                  -
2,656,669
       Series 26                  -          2,575,165
845,410
       Series 27                  -          2,126,367
-
       Series 28                  -          3,401,628
-
       Series 29          2,531,555            861,475
-
       Series 30          2,251,714                  -
-
       Series 31          3,744,909                  -
-
       Series 32          1,050,770                  -
-
                    ---------------    ---------------
---------------
                   $      9,578,948   $      8,964,635   $
7,597,693
                    ===============    ===============
===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE B - RELATED PARTY TRANSACTIONS (Continued)

   During the years ended March 31, 1998, 1997 and 1996, general and administrative expenses incurred by Boston Capital
Partners,
   Inc.,  Boston  Capital  Holdings LP and/or  Boston Capital
Asset
   Management Limited Partnership were charged to each series'
   operations as follows:

                          1998               1997
1996
                    ---------------    ---------------
---------------
       Series 20   $         27,590   $         23,876   $
27,179
       Series 21             17,368             16,948
17,771
       Series 22             22,206             19,314
23,652
       Series 23             33,765             22,265
25,992
       Series 24             20,500             21,547
12,092
       Series 25             24,231             23,178
7,606
       Series 26             29,659             23,336
-
       Series 27             23,836             15,368
-
       Series 28             31,809              3,284
-
       Series 29             32,467              1,028
-
       Series 30             20,152                  -
-
       Series 31             23,078                  -
-
       Series 32             11,655                  -
-
                    ---------------    ---------------
---------------
                   $        318,316   $        170,144   $
114,292
                    ===============    ===============
===============

   Accounts  payable  -  affiliates  at  March  31,  1998  and
1997
   represents general and administrative expenses, fund management fees,  and  commissions  which  are  payable  to  Boston
Capital
   Partners,  Inc.,  Boston  Capital  Holdings  LP,  Boston
Capital
   Services,  Inc.,  and  Boston  Capital  Asset Management
Limited
   Partnership.

   During  the  years  ended  March  31,  1998  and  1997, the fund
   reimbursed   affiliates  of  the  general  partner  a  total
of
   $330,066   and   $321,859,   respectively,   for    amounts
in
   connection  with  the  offering  of  BACs.  These
reimbursements
   include,  but  are  not limited to postage, printing, travel
and
   overhead  allocations  and  are included in partners' capital as
   selling  commissions  and  registrations costs at March 31,
1998
   and  1997.   During the year and period ended March 31, 1998
and
   1997, the selling commission and registration costs incurred to affiliates by series are as follows:

                          1998               1997
                    ---------------    ---------------
       Series 20   $              -   $              -
       Series 21                  -                  -
       Series 22                  -                  -
       Series 23                  -                  -
       Series 24                  -                  -
       Series 25                  -                  -
       Series 26                  -             97,020
       Series 27                  -             91,600
       Series 28                  -            104,919
       Series 29             79,710             28,320
       Series 30             92,926                  -
       Series 31             92,401                  -
       Series 32             65,029                  -
                    ---------------    ---------------
                   $        330,066   $        321,859
                    ===============    ===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

   At March 31, 1998 and 1997, the fund has limited partnership interests in operating limited partnerships, which own or are constructing or rehabilitating operating apartment complexes.
   The number of operating limited partnerships in which the fund has limited partnership interests at March 31, 1998 and 1997 by series are as follows:

                          1998               1997
                    ---------------    ---------------
       Series 20                 24                 24
       Series 21                 14                 14
       Series 22                 28                 28
       Series 23                 22                 22
       Series 24                 24                 23
       Series 25                 22                 22
       Series 26                 42                 33
       Series 27                 13                  7
       Series 28                 25                  5
       Series 29                 17                  3
       Series 30                 13                  -
       Series 31                 22                  -
       Series 32                  3                  -
                    ---------------    ---------------
                                269                181
                    ===============    ===============

   During the year end March 31, 1998, Series 26 disposed of their interest in 1 operating partnership.

   During  the  year  end  March  31,  1997,  Series  21, 22 and
24
   disposed of their interest in 1, 3 and 1 operating partnerships, respectively.

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
(Continued)

   Under  the  terms  of  the  fund's  investment in each
operating
   limited  partnership,  the  fund  is  required  to  make
capital
   contributions  to  the  operating  limited  partnerships.
These
   contributions  are  payable  in  installments over several years
   upon  each  operating  limited  partnership  achieving
specified
   levels  of  construction  or  operations.  At March 31, 1998
and
   1997,   contributions   are   payable   to   operating
limited
   partnerships as follows:

                          1998               1997
                    ---------------    ---------------
       Series 20   $        524,696   $      1,942,326
       Series 21            860,126            967,561
       Series 22          1,836,296          3,158,246
       Series 23          2,724,109          4,529,018
       Series 24          1,518,325          2,779,449
       Series 25          3,396,767          6,437,839
       Series 26          9,269,613          7,104,113
       Series 27          3,524,022          3,470,122
       Series 28          7,185,987          1,338,985
       Series 29          9,330,218          3,017,217
       Series 30          9,721,288                  -
       Series 31         14,425,302                  -
       Series 32          6,546,916                  -
                    ---------------    ---------------
                   $     70,863,665   $     34,744,876
                    ===============    ===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
(Continued)

   The fund's investment in operating limited partnerships at March
   31, 1998 is summarized as follows (Series 32 invested in
   operating limited partnerships subsequent to December 31,
1997):


Total            Series 20          Series 21

---------------    ---------------    ---------------

   Capital  contributions  paid  and  to  be paid to
   operating limited partnerships, net of tax credit
   adjusters                                           $
257,525,283   $     28,405,078   $    12,802,839

   Acq uisition   costs   of   operating   limited
   partnerships
35,650,160          3,726,293         1,923,140

   Cumulative  distributions  from operating limited
   partnerships
(57,875)           (17,324)          (22,158)

   Cumulative    losses   from   operating   limited
   partnerships
(29,962,310)        (8,806,719)       (5,143,495)

---------------    ---------------    --------------

   Investment per balance sheet
263,155,258         23,307,328         9,560,326

   The  fund  has  recorded capital contributions to
   the  operating  limited  partnerships  during the
   year  ended  March  31,  1998 which have not been
   included  in  the  partnership's  capital account
   included  in  the operating limited partnerships'
   financial statements as of December 31, 1997 (See
   note A)
(78,900,484)          (509,165)       (1,290,486)

   The  fund has recorded acquisition costs at March
   31,  1998 which have not been recorded in the net
   assets of the operating limited partnerships (See
   note A)
(9,095,289)          (444,246)         (123,536)

   Cumulative    losses   from   operating   limited
   partnerships for the three months ended March 31,
   1998  which  the  operating  limited partnerships
   have not included in their capital as of December
   31, 1997 due to different year ends (See note A)
2,650,127            404,710           651,466

   The  fund  has  recorded  low  income housing tax
   credit  adjusters  not  recorded  by  operating
   limited partnerships (See note A)
2,540,900             89,954           717,116

   Other
(299,227)           (31,555)          (15,843)

---------------    ---------------    --------------

   Equity  per  operating  limited  partnerships'
   combined financial statements                       $
180,051,285   $     22,817,026   $     9,499,043

===============    ===============    ==============


               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
(Continued)

   The fund's investment in operating limited partnerships at March
   31, 1998 is summarized as follows (Series 32 invested in
   operating limited partnerships subsequent to December 31,
1997):


Series 22          Series 23          Series 24

---------------    ---------------    ---------------

   Capital  contributions  paid  and  to  be paid to
   operating limited partnerships, net of tax credit
   adjusters                                           $
18,045,472   $     23,804,642   $    15,691,672

   Acquisition   costs   of   operating   limited
   partnerships
2,470,115          3,504,553         2,030,314

   Cumulative  distributions  from operating limited
   partnerships
(3,342)              (738)          (10,760)

   Cumulative    losses   from   operating   limited
   partnerships
(4,407,533)        (4,036,543)       (2,289,100)

---------------    ---------------    --------------

   Investment per balance sheet
16,104,712         23,271,914        15,422,126

   The  fund  has  recorded capital contributions to
   the  operating  limited  partnerships  during the
   year  ended  March  31,  1998 which have not been
   included  in  the  partnership's  capital account
   included  in  the operating limited partnerships'
   financial statements as of December 31, 1997 (See
   note A)
(1,917,738)        (2,439,095)         (939,167)
   The  fund has recorded acquisition costs at March
   31,  1998 which have not been recorded in the net
   assets of the operating limited partnerships (See
   note A)
(274,244)        (1,072,905)         (867,698)

   Cumulative    losses   from   operating   limited
   partnerships for the three months ended March 31,
   1998  which  the  operating  limited partnerships
   have not included in their capital as of December
   31, 1997 due to different year ends (See note A)
259,228            179,850            95,695

   The  fund  has  recorded  low  income housing tax
   credit  adjusters  not  recorded  by  operating
   limited partnerships (See note A)
312,702            364,593           265,163

   Other
(107,697)            24,580            45,883

---------------    ---------------    --------------

   Equity  per  operating  limited  partnerships'
   combined financial statements                       $
14,376,963   $     20,328,937   $    14,022,002

===============    ===============    ==============


               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
(Continued)

   The fund's investment in operating limited partnerships at March
   31, 1998 is summarized as follows (Series 32 invested in
   operating limited partnerships subsequent to December 31,
1997):


Series 25          Series 26          Series 27

---------------    ---------------    ---------------
   Capital  contributions  paid  and  to  be paid to
   operating limited partnerships, net of tax credit
   adjusters                                           $
22,176,745   $     27,310,023   $     16,479,609

   Acq uisition   costs   of   operating   limited
   partnerships
2,803,677          3,781,724          2,377,480

   Cumulative  distribution  from  operating limited
   partnerships
(3,468)                 -                  -

   Cumulative    losses   from   operating   limited
   partnerships
(2,295,592)        (1,362,553)         (698,772)

---------------    ---------------    ---------------
   Investment per balance sheet
22,681,362         29,729,194         18,158,317

   The  fund  has  recorded capital contributions to
   the  operating  limited  partnerships  during the
   year  ended  March  31,  1998 which have not been
   included  in  the  partnership's  capital account
   included  in  the operating limited partnerships'
   financial statements as of December 31, 1997 (See
   note A)
(1,447,451)        (7,697,445)       (3,695,805)

   The  fund has recorded acquisition costs at March
   31,  1998 which have not been recorded in the net
   assets of the operating limited partnerships (See
   note A)
(1,131,320)          (623,897)       (1,279,240)

   Cumulative    losses   from   operating   limited
   partnerships for the three months ended March 31,
   1998  which  the  operating  limited partnerships
   have not included in their capital as of December
   31, 1997 due to different year ends (See note A)
335,542            123,195            205,532
   The  fund  has  recorded  low  income housing tax
   credit  adjusters  not  recorded  by  operating
   limited partnerships (See note A)
237,540            403,127             69,020

   Other
(129,095)           (52,855)               122

---------------    ---------------    ---------------
   Equity  per  operating  limited  partnerships'
   combined financial statements                       $
20,546,578   $     21,881,319   $     13,457,946

===============    ===============    ===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
(Continued)

   The fund's investment in operating limited partnerships at March
   31, 1998 is summarized as follows (Series 32 invested in
   operating limited partnerships subsequent to December 31,
1997):


Series 28          Series 29

---------------    ---------------
   Capital  contributions  paid  and  to  be  paid to operating limited
   partnerships, net of tax credit adjusters
$     24,914,492   $    22,185,541

   Acquisition costs of operating limited partnerships
3,582,996         3,202,361

   Cumulative distributions from operating limited partnerships
(85)                -

   Cumulative losses from operating limited partnerships
(352,574)         (626,915)

---------------    ---------------
   Investment per balance sheet
28,144,829        24,760,987

   The fund has recorded capital contributions to the operating limited
   partnerships  during  the  year  ended March 31, 1998 which have not
   been  included  in the partnership's capital account included in the
   operating  limited partnerships' financial statements as of
December
   31, 1997 (See note A)
(14,723,487)      (12,500,084)

   The fund has recorded acquisition costs at March 31, 1998
which have
   not  been  recorded  in  the  net  assets  of  the operating limited
   partnerships (See note A)
(434,652)          (27,657)

   Cumulative  losses from operating limited partnerships for the three
   months ended March 31, 1998 which the operating limited
partnerships
   have  not  included  in their capital as of December 31, 1997 due to
   different year ends (See note A)
129,668           265,241

   The  fund  has  recorded low income housing tax credit
adjusters not
   recorded by operating limited partnerships (See note A)
44,989            36,696

   Other
(19,682)          (13,183)

---------------    --------------
   Equity   per  operating  limited  partnerships'  combined
financial
   statements
$     13,141,665   $    12,522,000

===============    ==============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
(Continued)

   The fund's investment in operating limited partnerships at March
   31, 1998 is summarized as follows (Series 32 invested in
   operating limited partnerships subsequent to December 31,
1997):


Series 30          Series 31          Series 32

---------------    ---------------    ---------------
   Capital  contributions  paid  and  to  be paid to
   operating limited partnerships, net of tax credit
   adjusters                                           $
12,787,384   $     25,427,985   $      7,493,801

   A c q uisition   costs   of   operating   limited
   partnerships
1,512,120          3,657,512          1,077,875

   Cumulative  distribution  from  operating limited
   partnerships
-                  -                  -

   Cumulative income (losses) from operating limited
   partnerships
100,573            (43,087)                 -

---------------    ---------------    ---------------
   Investment per balance sheet
14,400,077         29,042,410          8,571,676
   The  fund  has  recorded capital contributions to
   the  operating  limited  partnerships  during the
   year  ended  March  31,  1998 which have not been
   included  in  the  partnership's  capital account
   included  in  the operating limited partnerships'
   financial statements as of December 31, 1997 (See
   note A)
(8,736,973)       (15,509,787)       (7,493,801)

   The  fund has recorded acquisition costs at March
   31,  1998 which have not been recorded in the net
   assets of the operating limited partnerships (See
   note A)
(711,378)        (1,026,641)       (1,077,875)

   Cumulative    losses   from   operating   limited
   partnerships for the three months ended March 31,
   1998  which  the  operating  limited partnerships
   have not included in their capital as of December
   31, 1997 due to different year ends (See note A)
-                  -                  -

   The  fund  has  recorded  low  income housing tax
   c r edit  adjusters  not  recorded  by  operating
   limited partnerships (See note A)
-                  -                  -

   Other
-                 98                  -

---------------    ---------------    ---------------
   Equity  per  operating  limited  partnerships'
   combined financial statements                       $
4,951,726   $     12,506,080   $              -

===============    ===============    ===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
(Continued)

   The fund's investment in operating limited partnerships at March
   31, 1997 is summarized as follows (Series 29 invested in
   operating limited partnerships subsequent to December 31,
1996):


Total            Series 20          Series 21

---------------    ---------------    ---------------
   Capital  contributions  paid  and  to  be paid to
   operating limited partnerships, net of tax credit
   adjusters                                           $
159,913,216   $     28,394,044   $     12,881,509

   Acq uisition   costs   of   operating   limited
   partnerships
21,810,944          3,726,293          1,923,140

   Cumulative  distributions  from operating limited
   partnerships
(1,391)               (88)                 -

   Cumulative    losses   from   operating   limited
   partnerships
(17,141,134)        (6,290,566)       (3,289,072)

---------------    ---------------    ---------------
   Investment per balance sheet
164,581,635         25,829,683         11,515,577

   The  fund  has  recorded capital contributions to
   the  operating  limited  partnerships  during the
   year  ended  March  31,  1997 which have not been
   included  in  the  partnership's  capital account
   included  in  the operating limited partnerships'
   financial statements as of December 31, 1996 (See
   note A)
(40,802,009)        (1,242,585)       (1,318,082)

   The  fund has recorded acquisition costs at March
   31,1997  which  have not been recorded in the net
   assets of the operating limited partnerships (See
   note A)
(5,752,475)          (444,246)         (123,536)

   Cumulative    losses   from   operating   limited
   partnerships for the three months ended March 31,
   1997  which  the  operating  limited partnerships
   have not included in their capital as of December
   31, 1996 due to different year ends (See note A)
2,049,722            404,710            651,466
   The  fund  has  recorded  low  income housing tax
   credit  adjusters  not  recorded  by  operating
   limited partnerships (See note A)
1,549,250             89,954            640,086

   Other
(117,208)             4,881           (34,793)

---------------    ---------------    ---------------
   Equity  per  operating  limited  partnerships'
   combined financial statements                       $
121,508,915   $     24,642,397   $     11,330,718

===============    ===============    ===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
(Continued)

   The fund's investment in operating limited partnerships at March
   31, 1997 is summarized as follows (Series 29 invested in
   operating limited partnerships subsequent to December 31,
1996):


Series 22          Series 23          Series 24

---------------    ---------------    ---------------
   Capital  contributions  paid  and  to  be paid to
   operating limited partnerships, net of tax credit
   adjusters                                           $
18,141,615   $     23,836,523   $     14,946,689

   Acq uisition   costs   of   operating   limited
   partnerships
2,470,115          3,504,553          1,917,032

   Cumulative  distributions  from operating limited
   partnerships
-               (378)             (925)

   Cumulative    losses   from   operating   limited
   partnerships
(3,034,771)        (2,331,050)         (946,819)

   Investment per balance sheet
17,576,959         25,009,648         15,915,977

   The  fund  has  recorded capital contributions to
   the  operating  limited  partnerships  during the
   year  ended  March  31,  1997 which have not been
   included  in  the  partnership's  capital account
   included  in  the operating limited partnerships'
   financial statements as of December 31, 1996 (See
   note A)
(2,599,500)        (3,791,800)       (1,958,808)

   The  fund has recorded acquisition costs at March
   31,  1997 which have not been recorded in the net
   assets of the operating limited partnerships (See
   note A)
(274,244)        (1,072,905)       (1,049,990)

   Cumulative    losses   from   operating   limited
   partnerships for the three months ended March 31,
   1997  which  the  operating  limited partnerships
   have not included in their capital as of December
   31, 1996 due to different year ends (See note A)
259,228            179,885             95,695

   The  fund  has  recorded  low  income housing tax
   credit  adjusters  not  recorded  by  operating
   limited partnerships (See note A)
265,822            297,257            160,795

   Other
(107,289)             9,677              5,575

---------------    ---------------    ---------------
   Equity  per  operating  limited  partnerships'
   combined financial statements                       $
15,120,976   $     20,631,762   $     13,169,244

===============    ===============    ===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The fund's investment in operating limited partnerships at March 31, 1997 is summarized as follows (Series 29 invested in operating limited partnerships subsequent to December 31, 1996):

                                                            Series
25          Series 26          Series 27

---------------    ---------------    ---------------
   Capital  contributions  paid  and  to  be paid to
   operating limited partnerships, net of tax credit
   adjusters                                           $
22,208,165   $     19,506,058         11,692,712

   Acquisition   costs   of   operating   limited
   partnerships
2,803,677          2,601,060          1,681,828

   Cumulative  distribution  from  operating limited
   partnerships
-                  -                  -

   Cumulative    losses   from   operating   limited
   partnerships
(744,868)          (493,405)            (9,016)

---------------    ---------------    ---------------
   Investment per balance sheet
24,266,974         21,613,713         13,365,524

   The  fund  has  recorded capital contributions to
   the  operating  limited  partnerships  during the
   year  ended  March  31,  1997 which have not been
   included  in  the  partnership's  capital account
   included  in  the operating limited partnerships'
   financial statements as of December 31, 1996 (See
   note A)
(5,383,812)       (10,596,741)        (5,358,641)

   The  fund has recorded acquisition costs at March
   31,  1997 which have not been recorded in the net
   assets of the operating limited partnerships (See
   note A)
(1,224,369)           (71,417)          (699,098)

   Cumulative    losses   from   operating   limited
   partnerships for the three months ended March 31,
   1997  which  the  operating  limited partnerships
   have not included in their capital as of December
   31, 1996 due to different year ends (See note A)
335,543            123,195                  -
   The  fund  has  recorded  low  income housing tax
   c r edit  adjusters  not  recorded  by  operating
   limited partnerships (See note A)
46,647             48,689                  -

   Other
4,956               (215)                 -

---------------    ---------------    ---------------
   Equity  per  operating  limited  partnerships'
   combined financial statements                       $
18,045,939   $     11,117,224  $       7,307,785

===============    ===============    ===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The fund's investment in operating limited partnerships at March 31, 1997 is summarized as follows (Series 29 invested in operating limited partnerships subsequent to December 31, 1996):


Series 28          Series 29

---------------    ---------------
   Capital  contributions  paid  and  to  be  paid to operating limited
   partnerships, net of tax credit adjusters
$      2,972,467   $      5,333,434

   Acquisition costs of operating limited partnerships
416,108            767,138

   Cumulative distributions from operating limited partnerships
-                  -

   Cumulative losses from operating limited partnerships
(1,567)                 -

---------------    ---------------
   Investment per balance sheet
3,387,008          6,100,572

   The fund has recorded capital contributions to the operating limited
   partnerships  during  the  year  ended March 31, 1997 which have not
   been  included  in the partnership's capital account included in the
   operating  limited partnerships' financial statements as of
December
   31, 1996 (See note A)
(3,218,606)        (5,333,434)

   The fund has recorded acquisition costs at March 31, 1997 which have
   not  been  recorded  in  the  net  assets  of  the operating limited
   partnerships (See note A)
(25,532)          (767,138)

   Cumulative  losses from operating limited partnerships for the three
   months ended March 31, 1997 which the operating limited
partnerships
   have  not  included  in their capital as of December 31, 1996 due to
   different year ends (See note A)
-                  -

   The  fund  has  recorded low income housing tax credit adjusters not
   recorded by operating limited partnerships (See note A)
-                  -

   Other
-                  -

---------------    ---------------
   Equity   per  operating  limited  partnerships'  combined
financial
   statements
$        142,870   $              -

===============    ===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The combined summarized balance sheets of the operating limited partnerships in which Series 20 through Series 31 hold an interest as of December 31, 1997 are as follows (Series 32 i n vested in operating limited partnerships subsequent to December 31, 1997):

                 COMBINED SUMMARIZED BALANCE SHEETS

                                                              Total
Series 20          Series 21

---------------    ---------------    ---------------
                         ASSETS

   Buildings and improvements, net of accumulated
       depreciation                                    $
604,858,775   $     88,299,641   $     38,877,300
   Construction in progress
38,848,148                  -                  -
   Land
42,235,703          6,345,961          2,937,606
   Other assets
64,741,805          4,445,180          2,461,410

---------------    ---------------    ---------------
                                                       $
750,684,431   $     99,090,782   $     44,276,316

===============    ===============    ===============

                     LIABILITIES AND PARTNERS' CAPITAL

   Mortgage and construction loans payable             $
404,807,223   $     59,166,418   $     27,388,308

   Accounts payable and accrued expenses
26,280,296          2,432,939          1,743,740
   Other liabilities
74,058,902          6,833,807          4,034,016

---------------    ---------------    ---------------

505,146,421         68,433,164         33,166,064

---------------    ---------------    ---------------
   PARTNERS' CAPITAL

       Boston Capital Tax Credit Fund IV L.P.
180,051,285         22,817,026          9,499,043
       Other partners
65,486,725          7,840,592          1,611,209

---------------    ---------------    ---------------

245,538,010         30,657,618         11,110,252

---------------    ---------------    ---------------
                                                       $
750,684,431   $     99,090,782   $     44,276,316

===============    ===============    ===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The combined summarized balance sheets of the operating limited partnerships in which Series 20 through Series 31 hold an interest as of December 31, 1997 are as follows (Series 32 invested in operating limited partnerships subsequent to December 31, 1997):

                 COMBINED SUMMARIZED BALANCE SHEETS

                                                            Series
22          Series 23          Series 24

---------------    ---------------    ---------------
                         ASSETS

   Buildings and improvements, net of accumulated
       depreciation                                    $
80,246,804   $     75,994,130   $     62,964,019
   Construction in progress
-                  -                  -
   Land
4,121,526          3,814,911          3,941,855
   Other assets
4,843,526          4,406,128          5,623,475

---------------    ---------------    ---------------
                                                       $
89,211,856   $     84,215,169   $     72,529,349

===============    ===============    ===============

                     LIABILITIES AND PARTNERS' CAPITAL

   Mortgage and construction loans payable             $
52,360,173   $     43,627,909   $     41,876,740

   Accounts payable and accrued expenses
1,843,467          2,018,818          2,080,107
   Other liabilities
6,147,870          9,047,670          6,493,213

---------------    ---------------    ---------------

60,351,510         54,694,397         50,450,060

---------------    ---------------    ---------------
   PARTNERS' CAPITAL

       Boston Capital Tax Credit Fund IV L.P.
14,376,963         20,328,937         14,022,002
       Other partners
14,483,383          9,191,835          8,057,287

---------------    ---------------    ---------------

28,860,346         29,520,772         22,079,289

---------------    ---------------    ---------------
                                                       $
89,211,856   $     84,215,169   $     72,529,349

===============    ===============    ===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The combined summarized balance sheets of the operating limited partnerships in which Series 20 through Series 31 hold an interest as of December 31, 1997 are as follows (Series 32 invested in operating limited partnerships subsequent to December 31, 1997):

                 COMBINED SUMMARIZED BALANCE SHEETS

                                                            Series
25          Series 26          Series 27

---------------    ---------------    ---------------
                         ASSETS

   Buildings and improvements, net of accumulated
       depreciation                                    $
66,678,909   $     64,341,702   $     37,885,061
   Construction in progress
-          3,921,404         13,379,781
   Land
3,695,640          4,480,943          5,143,963
   Other assets
8,301,292          4,640,051          4,361,584

---------------    ---------------    ---------------
                                                       $
78,675,841   $     77,384,100   $     60,770,389

===============    ===============    ===============

                     LIABILITIES AND PARTNERS' CAPITAL

   Mortgage and construction loans payable             $
39,449,958   $     44,044,958   $     34,741,904

   Accounts payable and accrued expenses
2,489,987          1,793,878          2,501,374
   Other liabilities
8,442,823          6,969,470          7,102,514

---------------    ---------------    ---------------

50,382,768         52,808,306         44,345,792

---------------    ---------------    ---------------
   PARTNERS' CAPITAL

       Boston Capital Tax Credit Fund IV L.P.
20,546,578         21,881,319         13,457,946
       Other partners
7,746,495          2,694,475          2,966,651

---------------    ---------------    ---------------

28,293,073         24,575,794         16,424,597

---------------    ---------------    ---------------
                                                       $
78,675,841   $     77,384,100   $     60,770,389

===============    ===============    ===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The combined summarized balance sheets of the operating limited partnerships in which Series 20 through Series 31 hold an interest as of December 31, 1997 are as follows (Series 32 invested in operating limited partnerships subsequent to December 31, 1997):

                 COMBINED SUMMARIZED BALANCE SHEETS


Series 28          Series 29

---------------    ---------------
                                  ASSETS

   Buildings and improvements, net of accumulated depreciation
$     41,232,184   $     23,496,725
   Construction in progress
6,271,637          6,662,659
   Land
3,249,249          1,285,319
   Other assets
4,496,464          5,008,615

---------------    ---------------

$     55,249,534   $     36,453,318

===============    ===============
                     LIABILITIES AND PARTNERS' CAPITAL

   Mortgage and construction loans payable
$     20,558,820   $     16,599,438

   Accounts payable and accrued expenses
3,192,497          1,844,232
   Other liabilities
7,802,956          5,443,481

---------------    ---------------

31,554,273         23,887,151

---------------    ---------------
   PARTNERS' CAPITAL

       Boston Capital Tax Credit Fund IV L.P.
13,141,665         12,522,000
       Other partners
10,553,596             44,167

---------------    ---------------

23,695,261         12,566,167

---------------    ---------------

$     55,249,534   $     36,453,318

===============    ===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The combined summarized balance sheets of the operating limited partnerships in which Series 20 through Series 31 hold an interest as of December 31, 1997 are as follows (Series 32 invested in operating limited partnerships subsequent to December 31, 1997):

                 COMBINED SUMMARIZED BALANCE SHEETS


Series 30          Series 31

---------------    ---------------
                                  ASSETS

   Buildings and improvements, net of accumulated depreciation
$      6,529,488   $     18,312,812
   Construction in progress
1,975,090          6,637,577
   Land
783,338          2,435,392
   Other assets
2,898,853         13,255,227

---------------    ---------------

$     12,186,769   $     40,641,008

===============    ===============

                              LIABILITIES AND PARTNERS' CAPITAL

   Mortgage and construction loans payable
$      4,096,040   $     20,896,557

   Accounts payable and accrued expenses
702,623          3,636,634
   Other liabilities
2,187,501          3,553,581

---------------    ---------------

6,986,164         28,086,772

---------------    ---------------
   PARTNERS' CAPITAL

       Boston Capital Tax Credit Fund IV L.P.
4,951,726         12,506,080
       Other partners
248,879             48,156

---------------    ---------------

5,200,605         12,554,236

---------------    ---------------

$     12,186,769   $     40,641,008

===============    ===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The combined summarized balance sheets of the operating limited partnerships in which Series 20 through Series 28 hold an interest as of December 31, 1996 are as follows (Series 29 invested in operating limited partnerships subsequent to December 31, 1996):

                                                              Total
Series 20          Series 21

---------------    ---------------    ---------------
                         ASSETS

   Buildings and improvements, net of accumulated
       depreciation                                    $
423,894,293   $     91,849,719   $     39,972,714
   Construction in progress
33,578,533                  -                  -
   Land
30,629,604          6,345,961          2,937,606
   Other assets
38,600,630          3,967,404          2,251,707

---------------    ---------------    ---------------
                                                       $
526,703,060   $    102,163,084   $     45,162,027

===============    ===============    ===============

                     LIABILITIES AND PARTNERS' CAPITAL

   Mortgage and construction loans payable             $
286,908,373   $     58,917,993   $     27,537,759

   Accounts payable and accrued expenses
20,013,076          6,108,512          1,410,581
   Other liabilities
47,000,701          4,656,895          3,145,535

---------------    ---------------    ---------------

353,922,150         69,683,400         32,093,875

---------------    ---------------    ---------------
   PARTNERS' CAPITAL

       Boston Capital Tax Credit Fund IV L.P.
121,508,915         24,642,397         11,330,718
       Other partners
51,271,995          7,837,287          1,737,434

---------------    ---------------    ---------------

172,780,910         32,479,684         13,068,152

---------------    ---------------    ---------------
                                                       $
526,703,060   $    102,163,084   $     45,162,027

===============    ===============    ===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The combined summarized balance sheets of the operating limited partnerships in which Series 20 through Series 28 hold an interest as of December 31, 1996 are as follows (Series 29 invested in operating limited partnerships subsequent to December 31, 1996):

                 COMBINED SUMMARIZED BALANCE SHEETS

                                                            Series
22          Series 23          Series 24

---------------    ---------------    ---------------
                         ASSETS

   Buildings and improvements, net of accumulated
       depreciation                                    $
81,989,455   $     77,618,471   $     50,942,839
   Construction in progress
-                  -          9,032,176
   Land
4,093,571          3,820,911          4,091,645
   Other assets
5,407,904          5,134,480          5,909,818

---------------    ---------------    ---------------
                                                       $
91,490,930   $     86,573,862   $     69,976,478

===============    ===============    ===============

                     LIABILITIES AND PARTNERS' CAPITAL

   Mortgage and construction loans payable             $
51,954,993   $     44,266,858   $     39,319,491

   Accounts payable and accrued expenses
2,077,748          2,753,635          2,463,955
   Other liabilities
6,892,563          9,051,679          6,786,483

---------------    ---------------    ---------------

60,925,304         56,072,172         48,569,929

---------------    ---------------    ---------------
   PARTNERS' CAPITAL

       Boston Capital Tax Credit Fund IV L.P.
15,120,976         20,631,762         13,169,244
       Other partners
15,444,650          9,869,928          8,237,305

---------------    ---------------    ---------------

30,565,626         30,501,690         21,406,549

---------------    ---------------    ---------------
                                                       $
91,490,930   $     86,573,862   $     69,976,478

===============    ===============    ===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The combined summarized balance sheets of the operating limited partnerships in which Series 20 through Series 28 hold an interest as of December 31, 1996 are as follows (Series 29 invested in operating limited partnerships subsequent to December 31, 1996):

                 COMBINED SUMMARIZED BALANCE SHEETS

                                                            Series
25          Series 26          Series 27

---------------    ---------------    ---------------
                         ASSETS

   Buildings and improvements, net of accumulated
       depreciation                                    $
48,971,548   $     29,818,743   $      2,139,797
   Construction in progress
11,325,935          3,879,804          8,623,633
   Land
3,055,703          2,607,008          3,629,199
   Other assets
9,702,483          4,242,788          1,659,642

---------------    ---------------    ---------------
                                                       $
73,055,669   $     40,548,343   $     16,052,271

===============    ===============    ===============

                     LIABILITIES AND PARTNERS' CAPITAL

   Mortgage and construction loans payable             $
37,085,395   $     22,358,812   $      4,376,146

   Accounts payable and accrued expenses
2,830,933          1,366,367            988,825
   Other liabilities
8,608,690          5,240,764          2,179,467

---------------    ---------------    ---------------

48,525,018         28,965,943          7,544,438

---------------    ---------------    ---------------
   PARTNERS' CAPITAL

       Boston Capital Tax Credit Fund IV L.P.
18,045,939         11,117,224          7,307,785
       Other partners
6,484,712            465,176          1,200,048

---------------    ---------------    ---------------

24,530,651         11,582,400          8,507,833

---------------    ---------------    ---------------
                                                       $
73,055,669   $     40,548,343   $     16,052,271

===============    ===============    ===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The combined summarized balance sheets of the operating limited partnerships in which Series 20 through Series 28 hold an interest as of December 31, 1996 are as follows (Series 29 invested in operating limited partnerships subsequent to December 31, 1996):


Series 28

---------------
                              ASSETS

   Buildings and improvements, net of accumulated depreciation    $
591,007
   Construction in progress
716,985
   Land
48,000
   Other assets
324,404

---------------
                                                                  $
1,680,396

===============

                 LIABILITIES AND PARTNERS' CAPITAL

   Mortgage and construction loans payable                        $
1,090,926

   Accounts payable and accrued expenses
12,520
   Other liabilities
438,625

---------------

1,542,071

---------------
   PARTNERS' CAPITAL

       Boston Capital Tax Credit Fund IV L.P.
142,870
       Other partners
(4,545)

---------------

138,325

---------------
                                                                  $
1,680,396

===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1997 for operating limited partnerships in which Series 20 through Series 31 had an interest as of December 31, 1997 are as follows (Series 32 invested in operating limited partnerships subsequent to December 31, 1997):

            COMBINED SUMMARIZED STATEMENTS OF OPERATIONS


Total

---------------
   Revenue
       Rent
$     57,194,219
       Interest and other
3,058,826

---------------

60,253,045

---------------
   Expenses
       Interest
24,052,106
       Depreciation and amortization
19,725,469
       Taxes and insurance
7,899,564
       Repairs and maintenance
8,120,403
       Operating expenses
16,906,496
       Other expenses
1,194,061

---------------

77,898,099

---------------
          NET LOSS
$    (17,645,054)

===============

   Net loss allocated to Boston Capital Tax Credit Fund IV L.P.
$    (12,220,735)

===============

   Net loss allocated to other partners
$     (5,424,319)

===============


               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1997 for operating limited partnerships in which Series 20 through Series 31 had an interest as of December 31, 1997 are as follows (Series 32 invested in operating limited partnerships subsequent to December 31, 1997):

            COMBINED SUMMARIZED STATEMENTS OF OPERATIONS


Series 20          Series 21

---------------    ---------------
   Revenue
       Rent
$     10,216,602   $      5,008,470
       Interest and other
513,527            234,328

---------------    ---------------

10,730,129          5,242,798

---------------    ---------------
   Expenses
       Interest
4,294,969          2,624,300
       Depreciation and amortization
3,927,354          1,235,333
       Taxes and insurance
1,284,403            585,724
       Repairs and maintenance
1,453,633            858,062
       Operating expenses
2,915,869          1,548,188
       Other expenses
186,300            310,103

---------------    ---------------

14,062,528          7,161,710

---------------    ---------------
          NET LOSS
$     (3,332,399)  $     (1,918,912)

===============    ===============

   Net loss allocated to Boston Capital Tax Credit Fund IV L.P.
$     (2,516,153)  $     (1,854,423)

===============    ===============

   Net loss allocated to other partners
$       (816,246)  $        (64,489)

===============    ===============


               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1997 for operating limited partnerships in which Series 20 through Series 31 had an interest as of December 31, 1997 are as follows (Series 32 invested in operating limited partnerships subsequent to December 31, 1997):


Series 22          Series 23

---------------    ---------------
   Revenue
       Rent
$      7,587,995   $      6,989,608
       Interest and other
589,406            297,411

---------------    ---------------

8,177,401          7,287,019

---------------    ---------------
   Expenses
       Interest
2,907,135          2,973,157
       Depreciation and amortization
3,118,036          2,676,417
       Taxes and insurance
1,213,517          1,166,749
       Repairs and maintenance
1,124,171            903,855
       Operating expenses
2,398,019          1,952,694
       Other expenses
6,763            249,098

---------------    ---------------

10,767,641          9,921,970

---------------    ---------------
          NET LOSS
$     (2,590,240)  $     (2,634,951)

===============    ===============

   Net loss allocated to Boston Capital Tax Credit Fund IV L.P.
$     (1,372,762)  $     (1,705,493)

===============    ===============
   Net loss allocated to other partners
$     (1,217,478)  $       (929,458)

===============    ===============


               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1997 for operating limited partnerships in which Series 20 through Series 31 had an interest as of December 31, 1997 are as follows (Series 32 invested in operating limited partnerships subsequent to December 31, 1997):


Series 24          Series 25

---------------    ---------------
   Revenue
       Rent
$      6,571,071   $      8,857,720
       Interest and other
378,879            365,881

---------------    ---------------

6,949,950          9,223,601

---------------    ---------------
   Expenses
       Interest
3,056,376          3,351,373
       Depreciation and amortization
2,432,228          2,582,193
       Taxes and insurance
896,197          1,125,562
       Repairs and maintenance
746,014          1,501,994
       Operating expenses
1,783,985          2,462,469
       Other expenses
112,874            139,081

---------------    ---------------

9,027,674         11,162,672

---------------    ---------------
          NET LOSS
$     (2,077,724)  $     (1,939,071)

===============    ===============

   Net loss allocated to Boston Capital Tax Credit Fund IV L.P.
$     (1,342,281)  $     (1,550,724)

===============    ===============
   Net loss allocated to other partners
$       (735,443)  $       (388,347)

===============    ===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1997 for operating limited partnerships in which Series 20 through Series 31 had an interest as of December 31, 1997 are as follows (Series 32 invested in operating limited partnerships subsequent to December 31, 1997):


Series 26          Series 27

---------------    ---------------
   Revenue
       Rent
$      5,634,879   $      2,195,422
       Interest and other
345,222            108,253

---------------    ---------------

5,980,101          2,303,675

---------------    ---------------
   Expenses
       Interest
2,030,739          1,137,355
       Depreciation and amortization
1,830,957            620,143
       Taxes and insurance
700,788            284,979
       Repairs and maintenance
742,244            231,086
       Operating expenses
1,565,560            660,042
       Other expenses
87,076             13,000

---------------    ---------------

6,957,364          2,946,605

---------------    ---------------
          NET LOSS
$       (977,263)  $       (642,930)

===============    ===============

   Net loss allocated to Boston Capital Tax Credit Fund IV L.P.
$       (869,148)  $       (484,224)

===============    ===============

   Net loss allocated to other partners
$       (108,115)  $       (158,706)

===============    ===============


               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1997 for operating limited partnerships in which Series 20 through Series 31 had an interest as of December 31, 1997 are as follows (Series 32 invested in operating limited partnerships subsequent to December 31, 1997):


Series 28          Series 29

---------------    ---------------
   Revenue
       Rent
$      2,591,372   $        734,639
       Interest and other
161,601             45,417

---------------    ---------------

2,752,973            780,056

---------------    ---------------
   Expenses
       Interest
1,281,632            198,576
       Depreciation and amortization
946,915            260,571
       Taxes and insurance
353,427            156,417
       Repairs and maintenance
323,560            118,644
       Operating expenses
919,329            472,421
       Other expenses
79,063              6,785

---------------    ---------------

3,903,926          1,213,414

---------------    ---------------
          NET LOSS
$     (1,150,953)  $       (433,358)

===============    ===============

   Net loss allocated to Boston Capital Tax Credit Fund IV L.P.
$       (221,339)  $       (361,674)

===============    ===============

   Net loss allocated to other partners
$       (929,614)  $        (71,684)

===============    ===============


               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1997 for operating limited partnerships in which Series 20 through Series 31 had an interest as of December 31, 1997 are as follows (Series 32 invested in operating limited partnerships subsequent to December 31, 1997):

                                                             Series
30          Series 31

---------------    ---------------
   Revenue
       Rent                                             $
439,276   $        367,165
       Interest and other
10,182              8,719

---------------    ---------------

449,458            375,884

---------------    ---------------
   Expenses
       Interest
84,594            111,900
       Depreciation and amortization
52,604             42,718
       Taxes and insurance
70,204             61,597
       Repairs and maintenance
56,525             60,615
       Operating expenses
85,544            142,376
       Other expenses
3,700                218

---------------    ---------------

353,171            419,424

---------------    ---------------
          NET INCOME (LOSS)                             $
96,287   $        (43,540)

===============    ===============

   Net income (loss) allocated to Boston Capital Tax
       Credit Fund IV L.P.                              $
100,573   $        (43,087)

===============    ===============

   Net loss allocated to other partners                 $
(4,286)  $           (453)

===============    ===============


               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1996 for operating limited partnerships in which Series 20 through Series 28 had an interest as of December 31, 1996 are as follows (Series 29 invested in operating limited partnerships subsequent to December 31, 1996):


Total

---------------
   Revenue
       Rent
$     35,005,141
       Interest and other
2,380,543

---------------

37,385,684

---------------
   Expenses
       Interest
16,056,409
       Depreciation and amortization
14,299,586
       Taxes and insurance
4,789,327
       Repairs and maintenance
4,776,708
       Operating expenses
11,554,893
       Other expenses
974,178

---------------

52,451,101

---------------
          NET LOSS
$    (15,065,417)

===============

   Net loss allocated to Boston Capital Tax Credit Fund IV L.P.
$    (10,314,488)

===============

   Net loss allocated to other partners
$     (4,750,929)

===============


               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1996 for operating limited partnerships in which Series 20 through Series 28 had an interest as of December 31, 1996 are as follows (Series 29 invested in operating limited partnerships subsequent to December 31, 1996):


Series 20          Series 21

---------------    ---------------
   Revenue
       Rent
$      9,859,006   $      4,214,782
       Interest and other
586,488            304,410

---------------    ---------------

10,445,494          4,519,192

---------------    ---------------
   Expenses
       Interest
4,284,612          2,400,963
       Depreciation and amortization
4,227,579          1,267,834
       Taxes and insurance
1,219,186            591,815
       Repairs and maintenance
1,297,342            680,068
       Operating expenses
2,793,939          1,776,847
       Other expenses
451,468                  -

---------------    ---------------

14,274,126          6,717,527

---------------    ---------------
          NET LOSS
$     (3,828,632)  $     (2,198,335)

===============    ===============

   Net loss allocated to Boston Capital Tax Credit Fund IV L.P.
$     (2,941,378)  $     (2,134,073)

===============    ===============

   Net loss allocated to other partners
$       (887,254)  $        (64,262)

===============    ===============


               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1996 for operating limited partnerships in which Series 20 through Series 28 had an interest as of December 31, 1996 are as follows (Series 29 invested in operating limited partnerships subsequent to December 31, 1996):


Series 22          Series 23

---------------    ---------------
   Revenue
       Rent
$      6,464,794   $      5,168,811
       Interest and other
534,232            405,676

---------------    ---------------

6,999,026          5,574,487

---------------    ---------------
   Expenses
       Interest
2,865,472          2,738,838
       Depreciation and amortization
3,343,336          2,593,057
       Taxes and insurance
1,021,291            680,064
       Repairs and maintenance
850,511            614,980
       Operating expenses
2,363,559          1,681,751
       Other expenses
11,073            363,266

---------------    ---------------

10,455,242          8,671,956

---------------    ---------------
          NET LOSS
$     (3,456,216)  $     (3,097,469)

===============    ===============

   Net loss allocated to Boston Capital Tax Credit Fund IV L.P.
$     (1,821,704)  $     (1,847,436)

===============    ===============
   Net loss allocated to other partners
$     (1,634,512)  $     (1,250,033)

===============    ===============


               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1996 for operating limited partnerships in which Series 20 through Series 28 had an interest as of December 31, 1996 are as follows (Series 29 invested in operating limited partnerships subsequent to December 31, 1996):


Series 24          Series 25

---------------    ---------------
   Revenue
       Rent
$     3,419,844    $      4,962,944
       Interest and other
204,838             275,267

---------------    ---------------

3,624,682           5,238,211

---------------    ---------------
   Expenses
       Interest
1,662,180           1,611,135
       Depreciation and amortization
1,413,240           1,065,770
       Taxes and insurance
547,667             588,231
       Repairs and maintenance
341,401             890,211
       Operating expenses
1,128,112           1,493,588
       Other expenses
84,027              45,402

---------------    ---------------

5,176,627           5,694,337

---------------    ---------------
          NET LOSS
$    (1,551,945)   $       (456,126)

===============    ===============

   Net loss allocated to Boston Capital Tax Credit Fund IV L.P.
$      (757,464)   $       (431,640)

===============    ===============
   Net loss allocated to other partners
$      (794,481)   $        (24,486)

===============    ===============


               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1996 for operating limited partnerships in which Series 20 through Series 28 had an interest as of December 31, 1996 are as follows (Series 29 invested in operating limited partnerships subsequent to December 31, 1996):


Series 26          Series 27

---------------    ---------------
   Revenue
       Rent
$        870,342   $          1,740
       Interest and other
46,206              2,191

---------------    ---------------

916,548              3,931

---------------    ---------------
   Expenses
       Interest
467,926              1,340
       Depreciation and amortization
371,136              9,411
       Taxes and insurance
131,809                 87
       Repairs and maintenance
95,627                494
       Operating expenses
297,216              1,444
       Other expenses
18,679                263

---------------    ---------------

1,382,393             13,039

---------------    ---------------
          NET LOSS
$       (465,845)  $         (9,108)

===============    ===============

   Net loss allocated to Boston Capital Tax Credit Fund IV L.P.
$       (370,210)  $         (9,016)

===============    ===============
   Net loss allocated to other partners
$        (95,635)  $            (92)

===============    ===============


               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1996 for operating limited partnerships in which Series 20 through Series 28 had an interest as of December 31, 1996 are as follows (Series 29 invested in operating limited partnerships subsequent to December 31, 1996):


Series 28

---------------
   Revenue
       Rent
$         42,878
       Interest and other
21,235

---------------

64,113

---------------
   Expenses
       Interest
23,943
       Depreciation and amortization
8,223
       Taxes and insurance
9,177
       Repairs and maintenance
6,074
       Operating expenses
18,437
       Other expenses
-

---------------

65,854

---------------
          NET LOSS
$         (1,741)

===============
   Net loss allocated to Boston Capital Tax Credit IV L.P.
$         (1,567)

===============
   Net loss allocated to other partners
$           (174)

===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE D - NOTES RECEIVABLE

   Notes receivable at March 31, 1998 and 1997 consist of advance installments of $24,395,853 and $12,972,311, respectively, of capital contributions to operating limited partnerships. Series 20 through Series 32 notes are comprised of noninterest bearing and interest bearing notes with rates ranging from prime plus 1% to 4.5%. Prime was 8.5% and 8.5% as of March 31, 1998 and 1997, respectively. These notes will be applied against future payments of capital contributions. The carrying value of the notes receivable at March 31, 1998 and 1997 approximates fair value. The notes at March 31, 1998 and 1997 by series are as follows:

                                 1998               1997
                           ---------------    ---------------
       Series 20          $              -   $        874,787
       Series 21                   641,542            641,542
       Series 22                 1,796,240          2,209,273
       Series 23                 2,186,398          2,186,398
       Series 24                   779,231          1,654,702
       Series 25                   754,841            405,700
       Series 26                 1,173,727          1,070,887
       Series 27                   653,377            565,365
       Series 28                   240,575          3,363,657
       Series 29                 1,428,362                  -
       Series 30                 1,422,259                  -
       Series 31                 7,309,603                  -
       Series 32                 6,009,698                  -
                           ---------------    ---------------
                          $     24,395,853   $     12,972,311
                           ===============    ===============

NOTE E - OTHER ASSETS

   Other assets include $2,780,023 and $5,039,295 of cash held by an escrow agent at March 31, 1998 and 1997, respectively. The cash held for Series 20 through 32 at March 31, 1998 and Series 20 through 29 at March 31, 1997 represents capital contributions to be released to the operating limited partnerships when certain criteria have been met. The escrows held at March 31, 1998 and 1997 by series are as follows:

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE E - OTHER ASSETS (Continued)

                                 1998               1997
                           ---------------    ---------------
       Series 20          $         67,702   $         67,702
       Series 21                         -                  -
       Series 22                         -            351,894
       Series 23                         -                  -
       Series 24                         -            927,273
       Series 25                   320,000          1,720,371
       Series 26                   774,587          1,603,295
       Series 27                 1,067,226            248,760
       Series 28                   120,000            120,000
       Series 29                         -                  -
       Series 30                   100,000                  -
       Series 31                   330,508                  -
       Series 32                         -                  -
                           ---------------    ---------------
                          $      2,780,023   $      5,039,295
                           ===============    ===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE  F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
TO
            TAX RETURN

   For income tax purposes, the fund reports using a December 31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1998 are reconciled as follows:


Total

---------------

   Net income (loss) for financial reporting purposes
$    (13,468,421)

   Operating limited partnership rents received in advance
48,110

   Partnership fund management fee
1,325,271

   Other
1,236,507

   Excess of tax depreciation over book depreciation on operating limited
      partnership assets
(2,611,106)

   Tax exempt interest income
(1,854,039)

   Difference due to fiscal year for book purposes and calendar year for
      tax purposes
67,719

---------------

   Income (loss) for tax return purposes, December 31, 1997
$    (15,255,959)

===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE  F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
TO
            TAX RETURN (Continued)

   For income tax purposes, the fund reports using a December 31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1997 are reconciled as follows:


Series 20          Series 21

---------------    ---------------

   Net income (loss) for financial reporting purposes
$     (2,844,245)  $     (2,098,068)

   Operating limited partnership rents received in advance
-             (3,151)

   Partnership fund management fee
379,063            225,840

   Other
72,501          1,014,954

   Excess of tax depreciation over book depreciation on operating limited partnership assets
(311,288)          (411,960)

   Tax exempt interest income
(19,367)           (12,384)

   Difference due to fiscal year for book purposes and calendar year
       for tax purposes
(47,715)           (11,084)

---------------    ---------------

   Income (loss) for tax return purposes, December 31, 1997
$     (2,771,051)  $     (1,295,853)

===============    ===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE  F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
TO
            TAX RETURN (Continued)

   For income tax purposes, the fund reports using a December 31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1998 are reconciled as follows:


Series 22          Series 23

---------------    ---------------

   Net income (loss) for financial reporting purposes
$     (1,654,264)  $     (1,927,661)

   Operating limited partnership rents received in advance
10,951             (2,744)

   Partnership fund management fee
247,569            239,652

   Other
39,464             23,056

   Excess of tax depreciation over book depreciation on operating limited partnership assets
(287,977)          (651,071)

   Tax exempt interest income
(33,274)           (60,868)

   Difference due to fiscal year for book purposes and calendar year
       for tax purposes
14,578             27,730

---------------    ---------------

   Income (loss) for tax return purposes, December 31, 1997
$     (1,662,953)  $     (2,351,906)

===============    ===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE  F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
TO
            TAX RETURN (Continued)

   For income tax purposes, the fund reports using a December 31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1998 are reconciled as follows:


Series 24          Series 25

---------------    ---------------

   Net income (loss) for financial reporting purposes
$     (1,575,358)  $     (1,793,365)

   Operating limited partnership rents received in advance
(7,142)            32,795

   Partnership fund management fee
233,147                  -

   Other
(26,967)          (153,387)

   Excess of tax depreciation over book depreciation on operating limited partnership assets
(148,745)          (158,227)

   Tax exempt interest income
(9,514)          (101,730)

   Difference due to fiscal year for book purposes and calendar year
       for tax purposes
(37,664)           (22,144)

---------------    ---------------

   Income (loss) for tax return purposes, December 31, 1997
$     (1,572,243)  $     (2,196,058)

===============    ===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE  F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
TO
            TAX RETURN (Continued)

   For income tax purposes, the fund reports using a December 31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1998 are reconciled as follows:


Series 26          Series 27

---------------    ---------------

   Net income (loss) for financial reporting purposes
$     (1,016,127)  $       (787,105)

   Operating limited partnership rents received in advance
9,336              7,246

   Partnership fund management fee
-                  -

   Other
215,102            269,349

   Excess of tax depreciation over book depreciation on operating limited partnership assets
(381,484)          (251,394)

   Tax exempt interest income
(484,778)          (177,395)

   Difference due to fiscal year for book purposes and calendar year
       for tax purposes
106,602            156,016

---------------    ---------------

   Income (loss) for tax return purposes, December 31, 1997
$     (1,551,349)  $       (783,283)

===============    ===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE  F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
TO
            TAX RETURN (Continued)

   For income tax purposes, the fund reports using a December 31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1998 are reconciled as follows:


Series 28          Series 29

---------------    ---------------

   Net income (loss) for financial reporting purposes
$        264,071   $       (276,745)

   Operating limited partnership rents received in advance
819                  -

   Partnership fund management fee
-                  -

   Other
(189,476)           131,994

   Excess of tax depreciation over book depreciation on operating limited partnership assets
36,048            (27,920)

   Tax exempt interest income
(600,678)          (207,158)

   Difference due to fiscal year for book purposes and calendar year
       for tax purposes
426            (17,957)

---------------    ---------------

   Income (loss) for tax return purposes, December 31, 1997
$       (488,790)  $       (397,786)

===============    ===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE  F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
TO
            TAX RETURN (Continued)

   For income tax purposes, the fund reports using a December 31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1998 are reconciled as follows:


Series 30          Series 31

---------------    ---------------

   Net income (loss) for financial reporting purposes
$        331,331   $        (69,689)

   Operating limited partnership rents received in advance
-                  -

   Partnership fund management fee
-                  -

   Other
(148,896)           (11,187)

   Excess of tax depreciation over book depreciation on operating limited partnership assets
(3,900)           (13,188)

   Tax exempt interest income
(136,059)           (10,834)

   Difference due to fiscal year for book purposes and calendar year
       for tax purposes
(85,451)           (36,814)

---------------    ---------------

   Income (loss) for tax return purposes, December 31, 1997
$        (42,975)  $       (141,712)

===============    ===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE  F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
TO
            TAX RETURN (Continued)

   For income tax purposes, the fund reports using a December 31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1998 are reconciled as follows:


Series 32

---------------

   Net income (loss) for financial reporting purposes
$        (21,196)

   Operating limited partnership rents received in advance
-

   Partnership fund management fee
-

   Other
-

   Excess of tax depreciation over book depreciation on operating limited
      partnership assets
-

   Tax exempt interest income
-

   Difference due to fiscal year for book purposes and calendar year for
      tax purposes
21,196

---------------

   Income (loss) for tax return purposes, December 31, 1997
$              -

===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE  F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
TO
            TAX RETURN (Continued)

   For income tax purposes, the fund reports using a December 31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1997 are reconciled as follows:


Total

---------------

   Net income (loss) for financial reporting purposes
$    (11,568,501)

   Operating limited partnership rents received in advance
35,809

   Partnership fund management fee
831,331

   Excess of tax depreciation over book depreciation on operating limited
      partnership assets
(1,887,714)

   Difference due to fiscal year for book purposes and calendar year for
      tax purposes
2,152,116

---------------

   Income (loss) for tax return purposes, December 31, 1996
$    (10,436,959)

===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE  F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
TO
            TAX RETURN (Continued)

   For income tax purposes, the fund reports using a December 31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1997 are reconciled as follows:


Series 20          Series 21

---------------    ---------------

   Net income (loss) for financial reporting purposes
$     (3,320,223)  $     (2,361,437)

   Operating limited partnership rents received in advance
9,269              6,512

   Partnership fund management fee
382,458            225,840

   Excess of tax depreciation over book depreciation on operating limited partnership assets
(424,809)          (403,920)

   Difference due to fiscal year for book purposes and calendar year
       for tax purposes
783,658          1,246,724

---------------    ---------------

   Income (loss) for tax return purposes, December 31, 1996
$     (2,569,647)  $     (1,286,281)

===============    ===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE  F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
TO
            TAX RETURN (Continued)

   For income tax purposes, the fund reports using a December 31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1997 are reconciled as follows:


Series 22          Series 23

---------------    ---------------

   Net income (loss) for financial reporting purposes
$     (2,058,842)  $     (1,996,916)

   Operating limited partnership rents received in advance
6,036              7,697

   Partnership fund management fee
223,033                  -

   Excess of tax depreciation over book depreciation on operating limited partnership assets
(227,380)          (494,688)

   Difference due to fiscal year for book purposes and calendar year
       for tax purposes
260,159            167,424

---------------    ---------------

   Income (loss) for tax return purposes, December 31, 1996
$     (1,796,994)  $     (2,316,483)

===============    ===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE  F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
TO
            TAX RETURN (Continued)

   For income tax purposes, the fund reports using a December 31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1997 are reconciled as follows:


Series 24          Series 25

---------------    ---------------

   Net income (loss) for financial reporting purposes
$       (928,613)  $       (760,670)

   Operating limited partnership rents received in advance
6,147                148

   Partnership fund management fee
-                  -

   Excess of tax depreciation over book depreciation on operating limited partnership assets
(169,224)           (60,563)

   Difference due to fiscal year for book purposes and calendar year
       for tax purposes
32,301            367,347

---------------    ---------------

   Income (loss) for tax return purposes, December 31, 1996
$     (1,059,389)  $       (453,738)

===============    ===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE  F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
TO
            TAX RETURN (Continued)

   For income tax purposes, the fund reports using a December 31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1997 are reconciled as follows:


Series 26          Series 27

---------------    ---------------

   Net income (loss) for financial reporting purposes
$       (209,997)  $        (24,327)

   Operating limited partnership rents received in advance
-                  -

   Partnership fund management fee
-                  -

   Excess of tax depreciation over book depreciation on operating limited partnership assets
(105,948)                 -

   Difference due to fiscal year for book purposes and calendar year
       for tax purposes
(444,660)          (153,539)

---------------    ---------------

   Income (loss) for tax return purposes, December 31, 1996
$       (760,605)  $       (177,866)

===============    ===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE  F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
TO
            TAX RETURN (Continued)

   For income tax purposes, the fund reports using a December 31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1997 are reconciled as follows:


Series 28          Series 29

---------------    ---------------

   Net income (loss) for financial reporting purposes
$         91,590   $            934

   Operating limited partnership rents received in advance
-                  -

   Partnership fund management fee
-                  -

   Excess of tax depreciation over book depreciation on operating limited partnership assets
(1,182)                 -

   Difference due to fiscal year for book purposes and calendar year
       for tax purposes
(106,364)              (934)

---------------    ---------------

   Income (loss) for tax return purposes, December 31, 1996
$        (15,956)  $              -

===============    ===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE  F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
TO
            TAX RETURN (Continued)

   The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1998, the differences are as follows:


Total

---------------

       Investment in operating limited partnerships - tax return
           December 31, 1997
$    237,583,213

       Operating limited partnerships acquired during the three
month period
          ended March 31, 1998
31,040,460

       Historic tax credits - cumulative
794,154

       Less share of loss - three months ended March 31, 1998
(2,667,364)

       Other
(3,595,205)

---------------

       Investment in operating limited partnerships - as reported
$    263,155,258

===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE  F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
TO
            TAX RETURN (Continued)

   The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1998, the differences are as follows:


Series 20          Series 21

---------------    ---------------

       Investment in operating limited partnerships - tax return
          December 31, 1997
$     23,117,400   $     11,794,434

       Operating limited partnerships acquired during the three
month
          period ended March 31, 1998
-                  -

       Historic tax credits - cumulative
570,617                  -

       Less share of loss - three months ended March 31, 1998
(404,710)          (669,050)

       Other
24,021         (1,565,058)

---------------    ---------------

       Investment in operating limited partnerships - as reported
$     23,307,328   $      9,560,326

===============    ===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE  F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
TO
            TAX RETURN (Continued)

   The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1998, the differences are as follows:


Series 22          Series 23

---------------    ---------------

       Investment in operating limited partnerships - tax return
          December 31, 1997
$     16,318,370   $     22,677,303

       Operating limited partnerships acquired during the three
month
          period ended March 31, 1998
-                  -

       Historic tax credits - cumulative
223,537                  -

       Less share of loss - three months ended March 31, 1998
(255,971)          (182,761)

       Other
(181,224)           777,372

---------------    ---------------

       Investment in operating limited partnerships - as reported
$     16,104,712   $     23,271,914

===============    ===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE  F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
TO
            TAX RETURN (Continued)

   The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1998, the differences are as follows:


Series 24          Series 25

---------------    ---------------

       Investment in operating limited partnerships - tax return
          December 31, 1997
$     15,052,954   $     22,823,375

       Operating limited partnerships acquired during the three
month
          period ended March 31, 1998
-                  -

       Historic tax credits - cumulative
-                  -

       Less share of loss - three months ended March 31, 1998
(95,695)          (335,542)

       Other
464,867            193,529

---------------    ---------------

       Investment in operating limited partnerships - as reported
$     15,422,126   $     22,681,362

===============    ===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE  F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
TO
            TAX RETURN (Continued)

   The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1998, the differences are as follows:


Series 26          Series 27

---------------    ---------------

       Investment in operating limited partnerships - tax return
          December 31, 1997
$     27,768,915   $     17,899,944

       Operating limited partnerships acquired during the three
month
          period ended March 31, 1998
2,378,497            300,304

       Historic tax credits - cumulative
-                  -

       Less share of loss - three months ended March 31, 1998
(123,194)          (205,532)

       Other
(295,024)           163,601

---------------    ---------------

       Investment in operating limited partnerships - as reported
$     29,729,194   $     18,158,317

===============    ===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE  F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
TO
            TAX RETURN (Continued)

   The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1998, the differences are as follows:


Series 28          Series 29

---------------    ---------------

       Investment in operating limited partnerships - tax return
          December 31, 1997
$     20,398,700   $     19,212,918

       Operating limited partnerships acquired during the three
month
          period ended March 31, 1998
7,726,869          5,783,783

       Historic tax credits - cumulative
-                  -

       Less share of loss - three months ended March 31, 1998
(129,668)          (265,241)

       Other
148,928             29,527

---------------    ---------------

       Investment in operating limited partnerships - as reported
$     28,144,829   $     24,760,987

===============    ===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE  F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
TO
            TAX RETURN (Continued)

   The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1998, the differences are as follows:


Series 30          Series 31

---------------    ---------------

       Investment in operating limited partnerships - tax return
          December 31, 1997
$      7,728,600   $     32,790,300

       Operating limited partnerships acquired during the three
month
          period ended March 31, 1998
5,775,438            503,893

       Historic tax credits - cumulative
-                  -

       Less share of loss - three months ended March 31, 1998
-                  -

       Other
896,039         (4,251,783)

---------------    ---------------

       Investment in operating limited partnerships - as reported
$     14,400,077   $     29,042,410

===============    ===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE  F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
TO
            TAX RETURN (Continued)

   The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1998, the differences are as follows:


Series 32

---------------

       Investment in operating limited partnerships - tax return
December 31, 1997   $              -

       Operating limited partnerships acquired during the three
month period
           ended March 31, 1998
8,571,676

       Historic tax credits - cumulative
-

       Less share of loss - three months ended March 31, 1998
-

       Other
-

---------------

       Investment in operating limited partnerships - as reported
$      8,571,676

===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE  F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
TO
            TAX RETURN (Continued)

   The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1997, the differences are as follows:


Total

---------------

       Investment in operating limited partnerships - tax return
December 31, 1996   $    153,730,676

       Operating limited partnerships acquired during the three
month period ended
           March 31, 1997
20,802,182

       Historic tax credits - cumulative
794,154

       Less share of loss - three months ended March 31, 1997
(1,566,783)

       Other
(9,178,594)

---------------

       Investment in operating limited partnerships - as reported
$    164,581,635

===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE  F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
TO
            TAX RETURN (Continued)

   The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1997, the differences are as follows:


Series 20          Series 21

---------------    ---------------

       Investment in operating limited partnerships - tax return
          December 31, 1996
$     25,971,223   $     13,411,093

       Operating limited partnerships acquired during the three
month
          period ended March 31, 1997
-                  -

       Historic tax credits - cumulative
570,617                  -

       Less share of loss - three months ended March 31, 1997
(404,710)          (669,050)

       Other
(307,447)        (1,226,466)

---------------    ---------------

       Investment in operating limited partnerships - as reported
$     25,829,683   $     11,515,577

===============    ===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE  F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
TO
            TAX RETURN (Continued)

   The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1997, the differences are as follows:


Series 22          Series 23

---------------    ---------------

       Investment in operating limited partnerships - tax return
          December 31, 1996
$     17,674,266   $     25,223,283

       Operating limited partnerships acquired during the three
month
          period ended March 31, 1997
670,850                  -

       Historic tax credits - cumulative
223,537                  -

       Less share of loss - three months ended March 31, 1997
(255,971)          (182,761)

       Other
(735,723)           (30,874)

---------------    ---------------

       Investment in operating limited partnerships - as reported
$     17,576,959   $     25,009,648

===============    ===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE  F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
TO
            TAX RETURN (Continued)

   The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1997, the differences are as follows:


Series 24          Series 25

---------------    ---------------

       Investment in operating limited partnerships - tax return
          December 31, 1996
$     15,820,048   $     22,422,932

       Operating limited partnerships acquired during the three
month
          period ended March 31, 1997
-          2,060,647

       Historic tax credits - cumulative
-                  -

       Less share of loss - three months ended March 31, 1997
(54,291)                 -

       Other
150,220           (216,605)

---------------    ---------------

       Investment in operating limited partnerships - as reported
$     15,915,977   $     24,266,974

===============    ===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE  F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
TO
            TAX RETURN (Continued)

   The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1997, the differences are as follows:


Series 26          Series 27

---------------    ---------------

       Investment in operating limited partnerships - tax return
          December 31, 1996
$     16,557,611   $     16,368,915

       Operating limited partnerships acquired during the three
month
          period ended March 31, 1997
5,099,390          3,764,709

       Historic tax credits - cumulative
-                  -

       Less share of loss - three months ended March 31, 1997
-                  -

       Other
(43,288)        (6,768,100)

---------------    ---------------

       Investment in operating limited partnerships - as reported
$     21,613,713   $     13,365,524

===============    ===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE  F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
TO
            TAX RETURN (Continued)

   The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1997, the differences are as follows:


Series 28          Series 29

---------------    ---------------

       Investment in operating limited partnerships - tax return
          December 31, 1996
$        281,305   $              -

       Operating limited partnerships acquired during the three
month
          period ended March 31, 1997
3,106,014          6,100,572

       Historic tax credits - cumulative
-                  -

       Less share of loss - three months ended March 31, 1997
-                  -

       Other
(311)                 -

---------------    ---------------

       Investment in operating limited partnerships - as reported
$      3,387,008   $      6,100,572

===============    ===============

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE G - INVESTMENTS AVAILABLE-FOR-SALE

   At March 31, 1998, the amortized cost and fair value of investments available-for-sale are as follows:

                                                        Gross
unrealized   Gross unrealized
                                      Amortized cost          gains
losses           Fair value
                                     ---------------
---------------    ---------------    ---------------

       Tax exempt municipal bonds   $     65,778,960   $
231,226   $              -   $     66,010,186

       Other                               4,125,775
-                  -          4,125,775
                                     ---------------
---------------    ---------------    ---------------
                                    $     69,904,735   $
231,226   $              -   $     70,135,961
                                     ===============
===============    ===============    ===============

   The amortized cost and fair value of securities available-for-sale as of March 31, 1998 is shown below:


Amortized cost       Fair value

---------------    ---------------

       Due in one year or less
$     42,334,227   $     42,220,229

       Due in one year through five years
26,170,508         26,467,929

       Due in five years through ten years
500,000            510,588

       Due in ten years and after
900,000            937,215

---------------    ---------------

$     69,904,735   $     70,135,961

===============    ===============

   Proceeds and periods from sales and maturities of investments during the year ended March 31, 1998 was $12,151,077 resulting in a realized loss of $96,231 included in interest income.

   In selecting investments to purchase and sell, the general partner and its advisors stringently monitor the ratings of the investments and safety of principal. The tax-exempt coupon rates for the investments held during the year ranged from 3.2% to 14%.

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE G - INVESTMENTS AVAILABLE-FOR-SALE (Continued)

   At March 31, 1997, the amortized cost and fair value of investments available-for-sale are as follows:

                                                        Gross
unrealized   Gross unrealized
                                      Amortized cost          gains
losses           Fair value
                                     ---------------
---------------    ---------------    ---------------

       Tax exempt municipal bonds   $     45,944,261   $
68,236   $        (11,493)  $     46,001,004

       Other                                 567,690
-                  -            567,690
                                     ---------------
---------------    ---------------    ---------------
                                    $     46,511,951   $
68,236   $        (11,493)  $     46,568,694
                                     ===============
===============    ===============    ===============

   The amortized cost and fair value of securities available-for-sale as of March 31, 1997 is shown below:


Amortized cost       Fair value

---------------    ---------------

       Due in one year or less
$     20,638,049   $     22,034,568

       Due in one year through five years
20,214,301         19,393,061

       Due in five years through ten years
3,109,421          2,540,482

       Due in ten years and after
2,550,180          2,600,583

---------------    ---------------

$     46,511,951   $     46,568,694

===============    ===============

   Proceeds and periods from sales and maturities of investments during the year ended March 31, 1997 was $4,416,315 resulting in a realized loss of $62,724 included in interest income.

   In selecting investments to purchase and sell, the general partner and its advisors stringently monitor the ratings of the investments and safety of principal. The tax-exempt coupon rates for the investments held during the year ranged from 3.9% to 14.25%.

               Boston Capital Tax Credit Fund IV L.P.

                    March 31, 1998, 1997 and 1996

NOTE H - CASH EQUIVALENTS

   On March 31, 1998 and 1997, the fund purchased $1,750,000 and $12,700,000 of U.S. Government Securities under agreements for resale on April 1, 1998 and 1997, respectively. Interest is earned at rates ranging from 2.7% to 3.3% per annum.

   Cash equivalents of $2,382,429 and $14,759,648 as of March 31, 1998 and 1997, respectively, include tax exempt sweep accounts and money market accounts with interest rate ranging from 2.6% to 3.7% per annum.

NOTE I - CONCENTRATION OF CREDIT RISK

   The  fund maintains its cash balances at a number of banks.  The
   deposits   are   insured   by  the  Federal  Deposit  Insurance
   Corporation (FDIC) up to $100,000 at each bank. The balances in and between banks fluctuates daily. The amount of deposits, as well as the institutions that they are deposited in, are continually monitored by the general partner. As of March 31, 1998, the uninsured portion of the cash balances on deposit was $558,407.

NOTE J - LINE OF CREDIT

   The Partnership has a line of credit with a bank in the amount of $5,000,000 which was advanced during the year ended March 31, 1998 and is outstanding at March 31, 1998. The line bears interest at the prime rate (8.5% at March 31, 1998). Interest is payable monthly. The line is guaranteed by BCP and affiliates.



                                    Boston Capital Tax Credit Fund IV L.P. -
Series 20
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                              Subsequent
                               Initial       capitalized          Gross amount
at which
                            cost to company     costs**         carried at close
of period
                            ---------------  -----------
--------------------------
                                   Buildings                          Buildings
Accum.   Con-    Acq-   Depre-
               Encum-               and im-      Improve-              and im-
Depre-   struct  uired  ciation
Description   brances      Land    provements     ments       Land    provements
Total   ciation  Date    Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
2730 Lafferty
Street      5,224,311     435,550   3,717,895   4,173,633    435,550   7,891,528
8,327,078 1,034,670  09/95  06/94   5-27.5

Ashbury
Apts.       1,294,046     148,007   2,158,237      32,592    148,007   2,190,829
2,338,836   325,064  06/94  04/94   5-27.5

Bennets Pt. 1,349,864      71,749   1,557,622      16,440     71,749   1,574,062
1,645,811   234,900  08/94  03/94   5-27.5

Bradley
Elderly       802,261       4,000     986,204           0      4,000     986,204
990,204   111,625  03/95  08/94   5-27.5

Breeze Cove 2,804,644     128,751   5,333,835      20,015    128,751   5,353,850
5,482,601   813,500  10/94  05/94   5-27.5

Cascades
Commons    14,847,736   5,131,293   2,743,532  23,493,161  3,375,809  26,236,693
29,612,502 2,346,755  10/95  06/94   5-27.5

Clarksville
Estates       700,019      28,550     838,235         850     28,550     839,085
867,635   182,336  09/94  06/94   5-27.5

College
Green       3,781,020     225,000   6,813,536           0    225,000   6,813,536
7,038,536   703,949  08/95  03/95   5-27.5

                                    Boston Capital Tax Credit Fund IV L.P. -
Series 20
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                              Subsequent
                               Initial       capitalized   Gross amount at which
                            cost to company     costs**   carried at close of
period
                            ---------------  -----------
--------------------------
                                   Buildings
Buildings             Accum.   Con-    Acq-   Depre-
                 Encum-             and im-       Improve-               and im-
Depre-   struct  uired  ciation
Description     brances    Land    provements      ments       Land
provements    Total   ciation  Date    Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
Concordia
Housing, I  1,472,129           0   1,997,510           0          0   1,997,510
1,997,510   129,301  07/95  08/94   10-40

Coushatta
Sr., II       713,205      25,700     904,920           0     25,700     904,920
930,620    78,734  03/94  05/94   5-27.5

Cynthiana
Properties    898,979      32,117   1,016,135     678,695     32,117   1,694,830
1,726,947   251,763  04/95  10/94   5-27.5

East Douglas
Apts.       1,960,847      23,913   2,593,259   1,406,931     23,913   4,000,190
4,024,103   375,280  12/95  07/94   5-27.5

Edison Lane   722,430       6,900     951,249           0      6,900     951,249
958,149    90,081  10/95  09/94   5-27.5

Evergreen
Hills       2,819,733     157,537   4,337,312     561,968    157,537   4,899,280
5,056,817   765,356  01/95  08/94   5-27.5

Fair Oaks
Lane        1,419,074     123,600   1,767,207           0    125,000   1,767,207
1,892,207   193,525  05/95  07/94   5-27.5

Floral
Acres II    1,038,441     148,672   1,187,134           0    148,672   1,187,134
1,335,806   100,164  08/94  05/94   5-27.5

Forest Glen
Village     1,336,137      84,800   1,663,592           0    109,800   1,663,592
1,773,392   208,394  02/95  07/94   5-27.5

                                     Boston Capital Tax Credit Fund IV L.P. -
Series 20
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                              Subsequent
                               Initial       capitalized   Gross amount at which
                            cost to company     costs**   carried at close of
period
                            ---------------  -----------
--------------------------
                                  Buildings                         Buildings
Accum.   Con-   Acq-   Depre-
               Encum-              and im-     Improve-             and im-
Depre-   struct uired  ciation
Description   brances     Land    provements    ments       Land    provements
Total     ciation  Date   Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Franklinton
Elderly     1,711,310     64,300   2,074,319       1,150     64,300   2,075,469
2,139,769    168,077  10/94  04/94   5-50

Goldenrod,
Ltd.        7,590,684    800,000  13,425,210           0    770,000  13,425,210
14,195,210  1,461,854  06/95  04/94   5-27.5

Harrisonburg
Senior        693,899     10,160     877,026           0     10,160     877,026
887,186     86,476  01/94  05/94   7-40

Northfield
Apts.       2,973,185    192,208   4,326,388   2,057,271    193,208   6,383,659
6,576,867    669,125  05/95  06/94   5-27.5

Parkside
Housing       703,359     80,000     943,917       2,835     80,000     946,752
1,026,752    120,387  01/94  12/94   5.27.5

Shady Lane
Sr. Apts      951,507     60,000   1,157,181           0     60,000   1,157,181
1,217,181    121,156  10/93  05/94   5.27.5

Virginia
Avenue      1,357,598    121,238   3,510,339       5,299    121,238   3,515,638
3,636,876    460,521  10/94  10/94   5-27.5
           ----------  ---------  ----------  ----------  ---------  ----------
-----------  ---------
           59,166,418  8,104,045  66,881,794  32,450,840  6,345,961  99,332,634
105,678,595 11,032,993
           ==========  =========  ==========  ==========  =========  ==========
=========== ==========
Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31,
1997.  Decrease due to reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1997. The column has been omitted for presentation purposes.
                                                     F-152


Notes to Schedule III
Boston Capital Tax Credit Fund IV L.P. - Series 20

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/94..........................$          0

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc................................. 47,152,331
    Other.............................................          0

                                                                 $ 47,152,331
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                                  -----------
 Balance at close of period - 03/31/95...........................$ 47,152,331

   Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................  6,999,847
    Improvements, etc................................. 50,521,023
    Other.............................................          0
                                                                  -----------
                                                                 $ 57,520,870
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other..............................................         0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/96............................$104,673,201

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................    718,412
    Other.............................................          0
                                                                  -----------
                                                                 $    718,412
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other..............................................         0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/97............................$105,391,613


Notes to Schedule III - Continued
Boston Capital Tax Credit Fund IV L.P. - Series 20

Balance at close of period - 03/31/97............................$105,391,613

Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................    286,982
    Other.............................................          0
                                                                  -----------
                                                                 $    286,982
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other..............................................         0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/98............................$105,678,595
===========


Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/94.........................$         0

  Current year additions*...............................$  509,226
                                                         ---------

Balance at close of period - 3/31/95..............................$   509,226

  Current year additions*...............................$2,750,192
                                                         ---------

Balance at close of period - 3/31/96..............................$ 3,259,418

  Current year additions*...............................$3,936,515
                                                         ---------

Balance at close of period - 3/31/97..............................$ 7,195,933


Current year additions*.................................$3,837,060
                                                         ---------

Balance at close of period - 3/31/98..............................$11,032,993
                                                                   ==========

* Total includes current year expense and amounts capitalized to building basis.

                                    Boston Capital Tax Credit Fund IV L.P. -
Series 21
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                              Subsequent
                               Initial       capitalized      Gross amount at
which
                            cost to company     costs**     carried at close of
period
                            ---------------  -----------
--------------------------
                                   Buildings                       Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-             and im-     Improve-            and im-
Depre-   struct  uired  ciation
Description     brances    Land    provements    ments      Land   provements
Total       ciation  Date    Date   Life
--------------------------------------------------------------------------------
--------------------------------------------
Atlantic
City           5,585,000    100,000   8,334,766  896,371    100,000   9,231,137
9,331,137    675,380  10/95  09/94   5-27.5
Black
River Run      1,261,525     15,000   2,171,360        0     15,000   2,171,360
2,186,360    190,313  12/94  10/94   5-27.5

Campton
Housing        1,040,915     74,511   1,256,245   35,329     74,511   1,291,574
1,366,085    113,782  10/94  08/94   5-40

Cattaragus
Manor          1,110,054     56,630   1,238,241   53,729     56,630   1,291,970
1,348,600     97,748  04/95  08/94   5-27.5

Centrum
Fairfax        4,804,000  1,160,250   7,247,614 (193,671) 1,160,250   7,053,943
8,214,193    392,084  09/95  11/94   5-30

Centrum
Frederick      4,520,000  1,380,000   6,922,259        0  1,080,000   6,922.259
8,002,259    414,990  09/95  10/94   5-27.5

Fort Halifax   1,171,928    120,000   1,324,762  204,770    121,200   1,529,532
1,650,732    201,894  01/95  09/94   -27.5

Havelock
Manor          1,860,798    120,000   2,194,078    3,419    120,000   2,197,497
2,317,497    187,628  10/95  12/94   5-27.5

                                     Boston Capital Tax Credit Fund IV L.P. -
Series 21
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                              Subsequent
                                Initial       capitalized     Gross amount at
which
                             cost to company     costs**    carried at close of
period
                             ---------------  -----------
--------------------------
                                      Buildings                      Buildings
Accum.   Con-   Acq-   Depre-
                 Encum-                and im-     Improve-           and im-
Depre-   struct uired  ciation
Description     brances      Land     provements    ments     Land   provements
Total      ciation  Date   Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
Holly
Village          718,374     15,270     962,236     2,172     15,270     964,408
979,678   107,335  06/95  08/94   5-27.5

Live Oak
Village          769,659     63,210     899,606    24,746     63,210     924,352
987,562    63,090  07/95  10/94   6-40

Lookout Ridge    675,678     62,000   1,639,096         0     62,000   1,639,096
1,701,096   178,809  12/94  12/94   27.5

Pinedale II    1,433,116     27,906   2,876,158         0     12,906   2,876,158
2,889,064   250,230  12/94  10/94   5-27.5

Pumphouse
Crossing II    1,301,054     10,000   2,431,087         0     10,000   2,431,087
2,441,087   223,580  12/94  10/94   5-27.5

Tower View     1,136,207     46,629   1,571,026    (1,951)    46,629   1,569,075
1,615,704   119,285  05/95  11/94   5-27.5
              ----------  ---------  -----------  -------  ---------  ----------
---------- ---------
              27,388,308  3,251,406  41,068,534 1,024,914  2,937,606  42,093,448
45,031,054 3,216,148
              ==========  =========  ========== =========  =========  ==========
========== =========


Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1997.

*Decrease due to reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1997. The column has been omitted for presentation purposes.

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
                                                      -----------
                                                                 $ (1,706,346)
                                                                  -----------
Balance at close of period - 03/31/97............................$ 44,922,305

Notes to Schedule III - Continued
Boston Capital Tax Credit Fund IV L.P. - Series 21

Balance at close of period - 03/31/97............................$ 44,922,305

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     108,749
    Other............................................           0
                                                      -----------
                                                                 $    108,749
  Deductions during period:
    Cost of real estate sold.........................$           0
    Other............................................            0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/98............................$ 45,031,054
                                                       ===========


Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/94.........................$         0

  Current year expense..................................$  117,569
                                                         ---------
Balance at close of period - 3/31/95..............................$   117,569

  Current year expense..................................$  790,213
                                                         ---------
Balance at close of period - 3/31/96..............................$   907,782

  Current year expense..................................$1,104,203
                                                         ---------
Balance at close of period - 3/31/97..............................$ 2,011,985

Current year expense..................................$1,204,163
                                                         ---------
Balance at close of period - 3/31/98..............................$ 3,216,148
                                                                   ==========
* Total includes current year expense and amounts capitalized to building basis.


                                     Boston Capital Tax Credit Fund L.P. -
Series 22
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                              Subsequent
                               Initial       capitalized   Gross amount at which
                            cost to company     costs**   carried at close of
period
                            ---------------  -----------
--------------------------
                                     Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                Encum-               and im-     Improve-             and im-
Depre-   struct  uired  ciation
Description    brances      Land    provements    ments       Land   provements
Total     ciation  Date    Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
Albamarle
Village       1,465,568     91,280   1,720,443     14,033     91,280   1,734,476
1,825,756    252,724  09/94  09/94   5-27.5

Bayou
Crossing      8,412,488    867,209  16,061,472     50,464    857,500  16,111,936
16,969,436    964,361  01/96  11/94   12-39

Bellwood
Gardens       1,254,342     64,715   1,505,852     22,488     64,715   1,528,340
1,593,055     99,649  07/95  09/95   5-27.5

Birch Ridge   2,817,500    178,000           0  5,631,241    178,000   5,631,241
5,809,241     284,213  03/96  01/95   5-40

Black River
Run           1,261,525     15,000   2,171,360          0     15,000   2,171,360
2,186,360    190,313  12/94  04/95   5-27.5

Clarendon
Court         1,455,966     41,930   1,799,906          0     41,930   1,799,906
1,841,836    208,320  04/95  10/94   7-27.5

Cobblestone
Village       1,422,551     79,567   1,679,627          0     79,567   1,679,627
1,759,194    247,017  05/94  01/95   5-27.5

                                    Boston Capital Tax Credit Fund IV L.P. -
Series 22
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                              Subsequent
                               Initial       capitalized     Gross amount at
which
                            cost to company     costs**     carried at close of
period
                            ---------------  -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                Encum-               and im-     Improve-             and im-
Depre-   struct  uired  ciation
Description    brances      Land    provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Condordia
Housing II    1,499,934    169,820   1,854,563         0    169,820   1,854,563
2,024,383    122,829  11/95  01/95   10-40

Concordia
Housing III   1,494,310          0           0 1,894,169    172,090   1,894,169
2,066,259    110,831  12/95  02/95   10-40

Crystal City/
Festus        1,539,803    120,732   3,137,651    47,254    120,732   3,184,905
3,305,637    296,543  11/95  01/95   5-27.5

Drakes
Branch        1,272,661     75,473   1,511,490         0     75,473   1,511,490
1,586,963    164,177  06/95  01/95   5-27.5

Edmond
Properties    3,969,967    160,000           0 7,048,537    160,000   7,048,537
7,208,537    484,194  03/96  11/94   5-27.5

Elks
Tower           806,802     10,000   1,344,357   294,430     10,000   1,638,787
1,648,787     95,877  12/96  10/95   27.5

Fonda LP      1,038,300     25,000   1,310,014    15,793     25,000   1,325,807
1,350,807    181,818  10/94  12/94   5-27.5

Goldenrod
Ltd.          7,590,684    770,000  13,323,746   101,464    770,000  13,425,210
14,195,210  1,461,854  06/95  03/95   7-27.5

Kimbark 1200
Associates    2,001,814    495,120   3,102,192    72,433    495,120   3,174,625
3,669,745    178,810  12/95  09/95   40

                                      Boston Capital Tax Credit Fund L.P. -
Series 22
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                               Subsequent
                               Initial        capitalized       Gross amount at
which
                            cost to company      costs**      carried at close
of period
                            ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.    Con-    Acq-   Depre-
                 Encum-              and im-     Improve-             and im-
Depre-    struct  uired  ciation
Description     brances     Land    provements    ments       Land   provements
Total      ciation   Date    Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
Lake Street
Apts.         1,365,588     20,000   1,846,543    12,714     20,000   1,859,257
1,879,257    128,373   09/95   04/95  5-27.5

Lost Tree     1,634,014     85,000   4,510,201     4,482     85,000   4.514,683
4,599,683    369,145   06/95   04/95  5-27.5

Marksville
Square          968,125     66,000     250,449   982,764     66,000   1,233,213
1,299,213     64,832   01/96   01/95  N/A

Philadelphia
Housing I       545,403     13,750     757,989     1,699     13,750     759,688
773,438     38,731   08/95   07/95  5-27.5

Philadelphia
Housing II      852,191     25,000   1,219,579     2,043     25,000   1,221,622
1,246,622     62,235   08/95   07/95  5-27.5

Quankey
Hills         1,020,252     51,368   1,189,397     6,230     51,368   1,195,627
1,246,995    138,771   03/95  01/95   5-27.5

Richmond
Hardin          948,220     55,000   2,143,538    13,777     55,232   2,157,315
2,212,547    269,668   02/95  12/94   5-27.5

Roxbury
Veterans        748,150          0           0 1,284,166     27,956   1,284,166
1,312,122     38,000   05/97  12/96   5-27.5

Sacramento
Properties      437,445     18,000     575,442         0     18,000     575,442
593,442     54,324   09/95  08/95   5-27.5

                                                            F-161
                                      Boston Capital Tax Credit Fund L.P. -
Series 22
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998

                                               Subsequent
                               Initial         Capitalized     Gross amount at
which
                            cost to company      costs**     carried at close of
period
                            ---------------    -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-              and im-     Improve-             and im-
Depre-   struct  uired  ciation
Description     brances    Land     provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Salem LP        974,010     33,093   1,132,389          0     33,093   1,132,389
1,165,482    143,303  12/94  01/95   5-27.5

Swedesboro
Housing       1,489,208    168,295   1,814,291     (28,970)  168,295   1,785,321
1,953,616    124,338  06/95  07/95   5-27.5

Troy Villa    2,073,352    231,605   4,084,841          0    231,605   4,084,841
4,316,446    496,489  06/95  12/94   5-27.5
             ----------  ---------  ---------- ----------  ---------  ----------
----------  ---------
             52,360,173  3,930,957  70,047,332 17,471,211  4,121,526  87,518,543
91,640,069  7,271,739
             ==========  =========  ========== ==========  =========  ==========
==========  =========


Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1997.
**There were no carrying costs as of December 31, 1997. The column has been omitted for presentation purposes.










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
                                                       ----------
                                                                 $ (3,852,006)
                                                                  -----------
Balance at close of period - 03/31/97............................$ 90,422,921

Notes to Schedule III - Continued
Boston Capital Tax Credit Fund IV L.P. - Series 22

Balance at close of period - 03/31/97............................$ 90,422,921

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................  1,217,148
    Other.............................................          0
                                                       ----------
                                                                 $  1,217,148
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/98............................$ 91,640,069
                                                                  ===========

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/94........................$          0

  Current year additions*..............................$   16,389
                                                        ---------
Balance at close of period - 3/31/95.............................$     16,389

  Current year additions*..............................$1,685,278
                                                        ---------
Balance at close of period - 3/31/96.............................$  1,701 667

  Current year additions*..............................$2,638,228
                                                        ---------
Balance at close of period - 3/31/97.............................$  4,339,895

  Current year additions*..............................$2,931,844
                                               ---------
Balance at close of period - 3/31/98.............................$  7,271,739
                                                                  ===========
* Total includes current year expense and amounts capitalized to building basis.
                                        F-164


                                    Boston Capital Tax Credit Fund IV L.P. -
Series 23
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Barlee
Properties      842,800     64,000   1,641,754         0     64,000   1,641,754
1,705,754    134,699  11/95  07/94   5-30

Bayou
Crossing      8,412,488    857,500  16,061,472    50,464    857,500  16,111,936
16,969,436    964,361  01/96  02/95   12-39

Birch
Ridge         2,800,000    178,000           0 5,631,241    178,000   5,631,241
5,809,241    284,213  03/96  01/95   10-40

Broderick
Housing       2,200,000    275,037   4,540,011     1,649    275,037   4,541,660
4,816,697    229,209     UC  08/95     NA

Colonna
Redevelopment 1,317,008    374,310   3,470,813    12,252    374,310   3,483,065
3,857,375    253,926  05/94  05/95   7-40

Concordia II
Housing       1,536,334    169,820   1,854,563         0    169,820   1,854,563
2,024,383    122,829  11/95  01/95   10-40

Concordia III
Housing       1,530,710          0           0 1,894,169    172,090   1,894,169
2,066,259    110,831  12/95  02/95   N/A

Crystal
City Festus   1,539,803    120,732   3,137,651    47,254    120,732   3,184,905
3,305,637    296,543  11/95  02/95   5-40
F-165

                                    Boston Capital Tax Credit Fund IV L.P. -
Series 23
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                                Subsequent
                                Initial        capitalized       Gross amount at
which
                             cost to company     costs**      carried at close
of period
                             ---------------   -----------
--------------------------
                                     Buildings                       Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-     Improve-            and im-
Depre-   struct  uired  ciation
Description     brances       Land   provements    ments      Land   provements
Total    ciation  Date    Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
Edmond
Properties     3,969,967    160,000           0 7,048,537    160,000   7,048,537
7,208,537   484,194  03/96  11/94   N/A

Halls
Ferry Apts.    1,255,511      5,064   2,984,978   195,969      5,064   3,180,947
3,186,011   179,194  12/95  08/95   5-40

Hurleyville    1,182,451    143,182   1,549,696   (20,622)   143,182   1,529,074
1,672,256    82,963  12/95  07/95   N/A

Ithaca I Apts.   680,202     37,945     808,775         0     37,945     808,775
846,720    58,449  07/95  11/95   7-27.5

Kimbark 1200   2,001,814    495,120   3,102,192    72,433    495,120   3,174,625
3,669,745   178,810  12/95  09/95   5-40

Mathis Apts.     918,230     25,819   1,176,999         0     25,819   1,176,999
1,202,818    87,424  01/95  01/95   5-40

Mid City
Associates     3,102,095     15,058   6,616,466         0     15,058   6,616,466
6,631,524   831,766  06/94  09/95   5-27.5

Orange Grove     673,221     43,180     824,814         0     43,180     824,814
867,994    58,993  02/95  01/95   5-40

Philmont       1,498,768     40,000   1,885,476     1,685     40,000   1,887,161
1,927,161   209,018  05/95  05/95   5-40

Sacramento Sro
Properties     2,300,126          0           0 4,764,179          0   4,764,179
4,764,179   151,177     UC  09/95  N/A



                                   Boston Capital Tax Credit IV Fund L.P. -
Series 23
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                                Subsequent
                               Initial         capitalized     Gross amount at
which
                            cost to company      costs**     carried at close of
period
                            ---------------    -----------
--------------------------
                                    Buildings
Buildings               Accum.   Con-    Acq-   Depre-
                 Encum-              and im-     Improve-                and im-
Depre-   struct  uired  ciation
Description     brances    Land     provements    ments      Land
provements     Total   ciation  Date    Date   Life
--------------------------------------------------------------------------------
--------------------------------------------
South Hills   1,890,499    131,000   1,261,754   2,630,952     131,000
3,892,706   4,023,706   210,112  02/96  06/95   5-40

St. Peters
Villa         1,963,524    425,974           0   3,483,709     425,974
3,483,709   3,909,683   297,876  03/96  07/95   N/A

Village
Woods         1,688,022     51,080   3,637,023     518,943      51,080
4,155,966   4,207,046   208,103  12/95  05/95   5-40

Woodland
Properties      324,336     30,000     593,884           0      30,000
593,884     623,884    52,315  06/95  07/95   7-30
             ----------  ---------  ----------  ----------   ---------
----------  ---------- ---------
             43,627,909  3,642,821  55,148,321  26,332,814   3,814,911
81,481,135  85,296,046 5,487,005
             ==========  =========  ==========  ==========   =========
==========  ========== =========


Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1997. Decrease due to reallocation of acquisition costs.

**There were no carrying costs as of December 31, 1997. The column has been omitted for presentation purposes.




Notes to Schedule III
Boston Capital Tax Credit Fund IV L.P. - Series 23

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/95..........................$          0
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................ 58,791,142
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------
                                                                 $ 58,791,142
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/96............................$ 58,791,142
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................ 25,651,522
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------
                                                                 $ 25,651,522
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................    (21,382)
                                                       ----------
                                                                 $    (21,382)
                                                                  -----------
Balance at close of period - 03/31/97............................$ 84,421,282
 Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................    874,764
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------
                                                                 $    874,764
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/98............................$ 85,296,046
                                                         ===========
                                              F-168





Notes to Schedule III - Continued
Boston Capital Tax Credit Fund IV L.P. - Series 23

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

Current year additions*.................................$2,505,105
                                                         ---------
Balance at close of period - 3/31/98..............................$ 5,487,005
                                                                   ==========
*_Total includes current year expense and amounts capitalized to building basis.


















                                    Boston Capital Tax Credit Fund IV L.P. -
Series 24
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                              Subsequent
                                Initial       capitalized   Gross amount at
which
                            cost to company     costs**   carried at close of
period
                            ---------------  -----------
--------------------------
                                   Buildings                       Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-             and im-     Improve-            and im-
Depre-   struct  uired  ciation
Description     brances    Land    provements    ments    Land     provements
Total     ciation  Date    Date   Life
--------------------------------------------------------------------------------
------------------------------------------
Autumn Ridge  1,544,348   125,347           0  1,746,443  125,347   1,746,443
1,871,790    67,654   1/97     7/96   N/A

Brooks
Summit Apts.  1,121,159    44,000           0  1,456,826   44,000   1,456,826
1,500,826    77,103  11/96    12/95   N/A

Brownsville
Associates    1,207,113    58,945   1,476,197   (267,769)  58,945   1,208,428
1,267,373    85,737  09/95    09/95   5-40

Centenary
Housing       2,800,000    57,760   3,697,046          0   57,760   3,697,046
3,754,806    55,787  12/97    05/97   5-27.5

Century
East IV Apts.   630,463    90,000     984,989          0   90,000     984,989
1,074,989    71,379  08/95    08/95   5-40

Century
East V Apts.    630,463    90,000     982,504        401   90,000     982,905
1,072,905    69,161  09/95    11/95   5-40

Commerce
Parkway       1,950,000   242,000   1,579,251  2,676,501  242,000   4,255,752
4,497,752   203,331   4/97    09/95   N/A

Coolidge
Pinal II      1,139,884    40,000   1,363,991          0   40,000   1,363,991
1,403,991    64,915   4/96     4/96   5-27.5

                                                            F-170
                                    Boston Capital Tax Credit Fund IV L.P. -
Series 24
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                              Subsequent
                               Initial       capitalized   Gross amount at which
                            cost to company     costs**   carried at close of
period
                            ---------------  -----------
--------------------------
                                     Buildings                     Buildings
Accum.     Con-     Acq-   Depre-
                 Encum-               and im-    Improve-          and im-
Depre-     struct   uired  ciation
Description     brances     Land     provements   ments     Land   provements
Total      ciation    Date     Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
Edenfield
Elderly       1,309,752    10,280   1,709,535         0    10,280   1,709,535
1,719,815   131,736     12/96    1/96   28

Elm Street    2,183,629   183,547   3,715,562       (6)   183,547   3,715,556
3,899,103   174,528     1/96     1/96    5-27.5

Jeremy
Associates    3,658,614   522,890   6,954,516    49,155   522,890   7,003,671
7,526,561   340,957    12/95     6/96    5-40

Lake I Apts.    615,080    85,000   1,012,730     1,292    85,000   1,014,022
1,099,022    75,652     7/95    08/95    5-40

Laurelwood
Park          2,417,370   230,000   5,379,607         0   230,000   5,379,607
5,609,607   280,133    10/96    2/96    5-27.5

Los Lunas     1,220,990   150,000   2,280,094       499   150,000   2,280,593
2,430,593   139,065     6/96    8/96    5-27.5

New
Hilltop       1,724,738    54,366   2,145,934     2,063    52,591   2,147,997
2,200,588   197,194    11/95   11/95    5-40

New Madison
Park IV       7,772,018   541,624  11,606,586   113,673   541,624  11,720,259
12,261,883   743,667     3/97    5/96    5-27.5

North Hampton
Place           873,933   207,550   2,230,062     2,200         0   2,232,262
2,232,262   191,639     3/96    11/95   N/A

Northfield
Housing         197,582    70,000     446,355     3,513    70,000     449,868
519,868    34,616     9/96    12/96   5-27.5

                                    Boston Capital Tax Credit Fund IV L.P. -
Series 24
                                 Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                              Subsequent
                               Initial       capitalized   Gross amount at which
                            cost to company     costs**   carried at close of
period
                            ---------------  -----------
--------------------------
                                     Buildings                     Buildings
Accum.     Con-     Acq-   Depre-
                 Encum-               and im-    Improve-          and im-
Depre-     struct   uired  ciation
Description     brances     Land     provements   ments     Land   provements
Total      ciation    Date     Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
Overton
Associates     1,232,717    130,000    1,529,213     3,491   130,000   1,532,704
1,662,704   47,938   9/96    6/96   5-40

Pahrump
Valley         1,402,061     63,000    1,757,158         0    63,000   1,757,158
1,820,158  110,701   7/96    7/96   7-27.5

Stanton
Associates     1,216,812     85,971    1,535,425  (282,577)   85,971   1,252,848
1,338,819   82,707   9/95    9/95   5-40

SG Wyandotte   3,010,000    950,000            0  6,046,256  950,000   6,046,256
6,996,256  180,493   2/97    4/96   5-27.5

Woodland
Associates     1,140,694    108,900    1,437,608    59,664   108,900   1,497,272
1,606,172   82,108   9/95   11/95   5-50

Zwolle Apts.     877,320     10,000      930,782   188,315    10,000   1,119,097
1,129,097   82,865   4/96   11/95   5-40
              ----------  ---------   ---------- --------- ---------  ----------
---------- ---------
              41,876,740  4,151,180  54,755,145 11,799,940 3,941,855  66,555,085
70,496,940 3,591,066
              ==========  =========   ========== ========= =========  ==========
========== =========

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1997.

*Decrease due to reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1997. The column has been omitted for presentation purposes.
                                                                 F-172

Notes to Schedule III
Boston Capital Tax Credit Fund L.P. - Series 24

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/95..........................$          0
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................ 15,269,744
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------
                                                                 $ 15,269,744
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/96............................$ 15,269,744

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................ 44,018,168
    Improvements, etc.................................  1,703,291
    Other.............................................          0
                                                       ----------
                                                                 $ 45,721,459
  Deductions during period:
    Cost of real estate sold..........................$(4,136,393)
    Other.............................................   (550,346)
                                                       ----------
                                                                 $ (4,686,739)
                                                                  -----------
Balance at close of period - 03/31/97............................$ 56,304,464
Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................  3,754,806
    Improvements, etc................................. 10,437,670
    Other.............................................          0
                                                       ----------
                                                                 $ 14,192,476
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/98............................$ 70,496,940
                                                                  ===========

Notes to Schedule III - Continued
Boston Capital Tax Credit Fund IV L.P. - Series 24

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

Current year additions*...............................$2,321,086
                                                         ---------
Balance at close of period - 3/31/98..............................$ 3,591,066
                                                                   ==========
*_Total includes current year expense and amounts capitalized to building basis.























                                    Boston Capital Tax Credit Fund IV L.P. -
Series 25
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
352 Lenox
Associates      416,030      6,250     167,568  1,616,323     6,250   1,783,891
1,790,141     25,292   9/97  10/96   5-27.5

Century
East II         542,553     70,000     888,314        230    70,000     888,544
958,544     37,689   6/96   8/96   5-27.5

Dogwood
Park          2,648,460    235,000           0  6,458,231   241,948   6,458,231
6,700,179    335,809  10/96  12/95   5-27.5

Dublin
Housing II      682,762     15,000           0    816,370    15,000     816,370
831,370     32,495  12/96  09/96   N/A

Ethel
Housing         817,365     18,600   1,058,460     92,812    18,600   1,151,272
1,169,872     38,852  12/96  06/96   5-27.5

Horse Cave      857,145     75,000   1,053,944          0    75,000   1,053,944
1,128,944     33,795  11/96   5/96   5-27.5

Hurricane
Hills LC      1,312,500    150,000     416,357  3,242,433   248,816   3,658,790
3,907,606     63,037   4/97   9/96   N/A

Laurelwood
Park          2,417,370    230,000   5,379,607          0   230,000   5,379,607
5,609,607    280,133  10/96   2/96   5-27.5
                                                            F-175

                                   Boston Capital Tax Credit Fund IV L.P. -
Series 25
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Main Everett    636,546      95,786   1,378,380          0   95,786   1,378,380
1,474,166      50,629   6/96   6/96   N/A

Maple Hill      965,615     182,000   1,560,386          0  182,000   1,560,386
1,742,386      24,162   2/98   2/97   5-27.5

Mokapoke LP   1,227,743      60,000   1,907,937          0   60,000   1,907,937
1,967,937      95,778   4/96   2/96   5-27.5

MRH LP          411,130     105,726   3,610,331          0  105,726   3,610,331
3,716,057     138,277   6/96   1/97   5-27.5

New Madison
Park IV       7,772,018     541,624  11,606,586    113,673  541,624  11,720,259
12,261,883     743,667   3/97   5/96   5-27.5

Ohio
Investors     2,156,566      31,650   2,354,099     12,094   31,650   2,366,193
2,397,843     229,845   9/95   2/96   5-27.5

Osborne
Housing         439,615      50,667   1,099,730          0   50,667   1,099,730
1,150,397      33,513  12/96   6/96   27.5

Rose Square     378,904     106,942     615,913          0  106,942     615,913
722,855      14,545   2/97  10/96   N/A

Sandstone
Village       1,255,565      96,047           0  2,588,296   96,047   2,588,296
2,684,343     138,371   8/96  11/95   5-27.5

Shannon
Housing       1,272,218      34,800   1,466,352    143,730   34,800   1,610,082
1,644,882      60,134   1/97   4/96   40.7

Smith House   2,336,580     107,284   5,108,688     55,430  107,284   5,164,118
5,271,402     343,241   3/97   4/96   5-27.5
                                                               F-176

                                    Boston Capital Tax Credit Fund IV L.P. -
Series 25
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
SG Wyandotte  3,454,783     950,000   1,254,765  4,791,491   950,000  6,046,256
6,996,256     180,493   2/97   4/96   5-27.5

Sutton Place  6,275,000     352,500   7,055,577    592,087   352,500  7,647,664
8,000,164     522,699  10/97  11/96   5-27.5

West Point
Housing       1,173,490      75,000   1,188,623    449,852    75,000  1,638,475
1,713,475      43,304   4/96   9/96   40.7
             ----------   ---------  ---------- ---------- --------- ----------
----------   ---------
             39,449,958   3,589,876  49,171,617 20,973,052 3,695,640 70,144,669
73,840,309   3,465,760
             ==========   =========  ========== ========== ========= ==========
==========   =========


Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1997.

**There were no carrying costs as of December 31, 1997. The column has been omitted for presentation purposes.







Notes to Schedule III
Boston Capital Tax Credit Fund IV L.P. - Series 25

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/95..........................$          0
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................    331,047
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------
                                                                 $    331,047
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/96............................$    331,047
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................ 43,624,585
    Improvements, etc.................................  9,149,104
    Other.............................................          0
                                                       ----------
                                                                 $ 52,773,689
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/97............................$ 53,104,736

Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................  5,458,443
    Improvements, etc................................. 15,277,130
    Other.............................................          0
                                                       ----------
                                                                 $ 20,735,573
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/98............................$ 73,840,309
                                                                  ===========

Notes to Schedule III - Continued
Boston Capital Tax Credit Fund IV L.P. - Series 25


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

  Current year additions*...............................$2,388,275
                                                         ---------
Balance at close of period - 3/31/98..............................$ 3,465,760
                                                                   ==========

*_Total includes current year expense and amounts capitalized to building basis.



                                 Boston Capital Tax Credit Fund IV L.P. - Series
26
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
AVA LP         773,241    82,757     914,666           0   82,757      914,666
997,423      27,387    UC   11/97    N/A

Beauregard
Apts.          827,721    70,000   1,640,768           0   70,000    1,640,768
1,710,768      61,820   9/96   8/96   7-40

Beckwood
Manor One    1,049,910    20,000   1,335,215           0   20,000    1,335,215
1,355,215      78,483  10/96   8/96   5-27.5

Bradley
Phase I      2,806,743   290,000   3,476,912           0  290,000    3,476,912
3,766,912      56,213  12/97   2/97  20-40

Bradley
Phase II     1,628,514   190,000   2,405,548           0  190,000    2,405,548
2,595,548      38,736  12/97   2/97  20-40

Brookhaven
Apts.          998,223    52,272   1,800,921           0   52,272    1,800,921
1,853,193      51,998   1/97   2/97   7-40

Butler
Apts.          177,250     2,908     314,128           0    2,908      314,128
317,036       9,324   10/96  8/96   40

                                 Boston Capital Tax Credit Fund IV L.P. - Series
26
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Calgory
Apts. I        632,144   100,000     985,781           0  100,000      985,781
1,085,781      56,322  12/95   2/96   5-27.5

Calgory
Apts. II       592,665   100,000     988,294           0  100,000      988,294
1,088,294      56,173  12/95   2/96   5-27.5

Calgory
Apts. III      632,144   100,000     983,301           0  100,000      983,301
1,083,301      56,190  12/95   2/96   5-27.5

Cameron
Housing        873,509    74,000   1,736,306           0   74,000    1,736,306
1,810,306      54,312  10/96   8/96   40

Country
Edge         1,100,000   140,000   2,258,924           0  140,000    2,258,924
2,398,924       6,026  12/97   7/97   5-27.5

Decro
Nordoff      1,990,000   555,000   3,240,184           0  555,000    3,240,184
3,795,184      48,984   7/97   9/96   5-27.5

East
Park II        588,906     35,000  1,120,448          0    35,000    1,120,448
1,155,448      46,058   8/96   8/96    5-27.5

                                 Boston Capital Tax Credit Fund IV L.P. - Series
26
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Edgewood
Estates         624,806     27,000    759,092          0    27,000     759,092
786,092     17,396   11,96   6,97    7-40

Edgewood
Park          1,500,000    125,000  2,943,474          0   125,000   2,943,474
3,068,474    105,531    1/97   5/96    5-27.5

Escher St.    1,549,680    100,000    356,532          0   100,000     356,532
456,532      9,058     UC    4/97    5-27.5

Grandview
Apts.         1,190,900    180,000  2,198,865          0   180,000   2,198,865
2,378,865     80,422    8/96   8/96    5-27.5

GVA LP        1,156,838     54,946  1,445,428          0    54,946   1,445,428
1,500,374     31,401   11/97   4/97    5-27.5
Hanover
Towers        4,964,754    580,000  7,092,714          0   580,000   7,092,714
7,672,714    111,108   11/97   2/97    5-27.5

Holly
Hills         1,381,158     60,000  1,685,727          0    60,000   1,685,727
1,745,727     23,672    8/97   5/97    5-27.5

Lake IV
Apts.           646,960     85,000  1,016,090          0    85,000   1,016,090
1,101,090     57,763   12/95   2/96    5-27.5
Lake V
Apts.           617,946     85,000  1,018,755          0    85,000   1,018,755
1,103,755     58,066   12/95   2/96    5-27.5

                                 Boston Capital Tax Credit Fund IV L.P. - Series
26
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Liberty
Village       1,624,317     43,085  2,165,569          0    43,085   2,165,569
2,208,654     53,616    5/97   1/97    5-27.5

Little Valley
Estates       1,151,515     44,000  1,453,331          0    44,000   1,453,331
1,497,331     30,447    4/97   1/97    5-27.5

Mason
LP              935,008     14,000  1,195,375          0    14,000   1,195,375
1,209,375    103,463    1/96   2/96    5-27.5

Maxton
Green           975,985     30,500  1,264,803          0    30,500   1,264,803
1,295,303     77,262   12/96   9/96    5-27.5

MB Apts.        424,402    350,000  2,321,961          0   350,000   2,321,961
2,671,961     50,798    6/97   3/96    5-27.5

Mosby Forest    783,692     31,275  1,342,190          0    31,275   1,342,190
1,373,465     69,989   10/96  10/96    5-27.5

New Devonshire
II              793,645     76,211    904,064          0    76,211     904,064
980,275     44,901   12/96   1/97    5-27.5

New Devonshire
West            546,687     31,000    628,776          0    31,000     628,776
659,776     29,499    1/97   1/97    5-27.5

SG Hazeltine  1,440,000    464,955  2,934,870          0   464,955   2,934,870
3,399,825     90,226    1/97   6/96    5-27.5
                                                          F-183

                                  Boston Capital Tax Credit Fund IV L.P. -
Series 26
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Southwind
Apts.         801,170       32,000   1,607,903       0     32,000  1,607,903
1,639,903     48,469     12/96  8/96      40

TR Bobb
Apts.         774,011       75,000   1,530,233       0     75,000  1,530,233
1,605,233     51,917      1/96  8/96      40

Timmonsville
Green       1,076,823       41,000   1,427,096       0     41,000  1,427,096
1,468,096     80,941      2/97 10/96    5-27.5

Tremont
Station     1,074,528       35,803   1,633,750       0     35,803  1,633,750
1,669,553     51,671     11/96  5/96    5-27.5

The
Willows       823,195       13,000   1,067,939       0     13,000  1,067,939
1,080,939     54,786      5/96  5/96    5-27.5

VVA LP        683,570       21,861     935,951       0     21,861    935,951
957,812     29,527      UC    4/97    7-40

Warrensburg
Heights     1,123,881       23,370   1,397,872   7,936     23,370  1,405,808
1,429,178     84,891    11/96  12/96    5-27.5


                                  Boston Capital Tax Credit Fund IV L.P. -
Series 26
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
WPVA LP       708,517       45,000     929,628       0     45,000    929,628
974,628     30,772      3/98  4/97    5-27.5
           ----------    ---------  ----------   -----  --------- ---------- ---
-------  ---------
           44,044,958    4,480,943  66,459,384   7,936  4,480,943 66,467,320
70,948,263  2,125,618
           ==========    =========  ==========   =====  ========= ==========
==========  =========


Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1997.

**There were no carrying costs as of December 31, 1997. The column has been omitted for presentation purposes.








Notes to Schedule III
Boston Capital Tax Credit Fund IV L.P. - Series 26

Reconciliation of Land, Building & Improvements current year changes
Balance at beginning of period-04/01/96..........................$          0
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................ 32,787,138
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------
                                                                 $ 32,787,138
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/97............................$ 32,787,138
Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................ 31,051,915
    Improvements, etc.................................  7,109,210
    Other.............................................          0
                                                       ----------
                                                                 $ 38,161,125
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/98............................$ 70,948,263
                                                                  ===========
Reconciliation of Accumulated Depreciation current year changes
Balance at beginning of period - 04/01/96.........................$         0

  Current year additions*...............................$  361,387
                                                         ---------
Balance at close of period - 3/31/97..............................$   361,387

Current year additions*.................................$  1,764,231
                                                         ---------
Balance at close of period - 3/31/98..............................$ 2,125,618
                                                                   ==========
*_Total includes current year expense and amounts capitalized to building basis.
                                        F-186

                                  Boston Capital Tax Credit Fund IV L.P. -
Series 27
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
AHAB Project
#1               494,868      2,850  1,253,094          0      2,850   1,253,094
1,255,944   17,292  11/97    6/97   5-27.5

Angelou
Court            420,770          0          0          0          0           0
0        0     UC   10/97   NA

Casa Rosa        791,499          0  2,487,701          0          0   2,487,701
2,487,701        0     UC    9/97   NA

Centrum
Fairfax II     6,834,653  1,054,099          0  7,444,901  1,054,099   7,444,901
8,499,000  111,296   6/97    8/96   5-27.5

Harbor LP     12,757,355  1,250,000 14,491,429          0  1,250,000  14,491,429
15,741,429  247,141  11/97    2/97   5-40
Holly
Heights          497,613     31,914          0          0    31,914            0
31,914        0     UC    4/97   NA

Lake
Apts. II         615,405     80,000    930,841          0    80,000      930,841
1,010,841   24,358  12/95    1/97   5-27.5

Magnolia
Place          1,258,431    150,000          0          0   150,000            0
150,000        0   1/98   11/97   NA

                                 Boston Capital Tax Credit Fund IV L.P. - Series
27
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Pear Village     623,332     50,000    512,155    545,102     50,000   1,057,257
1,107,257   39,161   2/97    8/96   5-27.5

Randolph
Village        3,590,812  1,168,500          0  9,187,147  1,168,500   9,187,147
10,355,647   87,595   8/97    9/96   NA

Sunday Sun       293,648    156,600  1,638,376          0    156,600   1,638,376
1,794,976   78,842  12/96   10/96   5-27.5

Wayne Housing  6,563,518  1,200,000          0          0  1,200,000           0
1,200,000        0     UC   11/96   NA
              ----------  --------- ---------- ----------  ---------  ----------
---------  -------
              34,741,904  5,143,963 21,313,596 17,177,150  5,143,963  38,490,746
43,634,709  605,685
              ==========  ========= ========== ==========  =========  ==========
==========  =======


Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1997.

**There were no carrying costs as of December 31, 1997. The column has been omitted for presentation purposes.






Notes to Schedule III
Boston Capital Tax Credit Fund IV L.P. - Series 27

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/96..........................$          0
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................  5,779,730
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------
                                                                 $  5,779,730
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $  5,779,730
                                                                  -----------
Balance at close of period - 03/31/97............................$  5,779,730
Additions during period:
    Acquisitions through foreclosure..................$20,677,829
    Other acquisitions................................ 13,433,505
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------
                                                                 $ 34,111,334
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $ 34,111,334
                                                                  -----------
Balance at close of period - 03/31/98............................$ 39,891,064
                                                                  ===========



Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/96.........................$         0

  Current year additions*...............................$   10,734
                                                         ---------
Balance at close of period - 3/31/97..............................$    10,734

Current year additions*.................................$  577,659
                                                         ---------
Balance at close of period - 3/31/98..............................$   588,393
                                                                    ==========
                                       F-189

                                  Boston Capital Tax Credit Fund IV L.P. -
Series 28
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
1374 Boston
Post Road        583,799    100,000  1,086,670          0    100,000   1,086,670
1,186,670   35,921    6/97   2/97   5-27.5

Ashberry Manor   647,431    100,500  1,192,737          0    100,500   1,192,737
1,293,237   26,249    3/97   2/97   5-27.5

Bienville, L.P.  965,769     20,300  1,194,688          0     20,300   1,194,688
1,214,988   46,969    2/97   2/97   7-40

Blanchard Apts   917,903     20,000    807,233          0     20,000     807,233
827,233        0    7/97   7/97   7-70

Chandler Village 914,896     32,000  1,249,842          0     32,000   1,249,842
1,281,842   22,896    4/98   4/97   5-30

Cottonwood       740,735     20,000          0          0     20,000           0
20,000        0    7/97   7/97   5-27.5

Evangeline
Apartments       978,205     20,000  1,364,939          0     20,000   1,364,939
1,384,939   13,996    1/98  11/97   7-40
Evergreen III    470,899      6,000  1,250,781          0      6,000   1,250,781
1,256,781   35,185    4/97   2/97   5-27.5

Fairway II LP  1,087,913     48,000  1,277,751          0     48,000   1,277,751
1,325,751   40,751    3/97  12/96   7-40

Jackson Place  1,031,073     74,943  2,095,999          0     74,943   2,095,999
2,170,942   13,502   10/97   7/97   5-27.5

Milton Senior
L.P.           1,168,944     51,400  2,385,863          0     51,400   2,385,863
2,437,263   41,867    6/97   2/97   5-27.5
F-190
                             Boston Capital Tax Credit Fund IV L.P. - Series 28
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Pin Oak
Elderly Assoc. 3,325,788    832,000  7,701,570          0    832,000   7,701,570
8,533,570  429,473    1/96  11/97   5-27.5
Randolph
Village        1,275,000  1,168,500  9,187,147          0  1,168,500   9,187,147
10,355,647   87,595    8/97  12/97   5-27.5
RVKY,LP        1,045,041     65,582  1,315,622          0     65,582   1,315,622
1,381,204   37,929    UC    11/97   5-27.5

Sand Lane
Manor             82,224    104,000          0          0    104,000           0
104,000        0    UC     8/97   NA

Senior Suites
Chicago          219,021     14,922          0          0     14,922           0
14,922        0    UC    12/97   NA

Terraceview
Apartments       807,862     16,900  1,612,988          0     16,900   1,612,988
1,629,888   35,369   10/97   7/97   5-27.5

Tilghman Square
LP               835,355     60,314  1,108,725          0     60,314   1,108,725
1,169,039    9,149   10/97  11/97   5-27.5







                                        F-191
                         Boston Capital Tax Credit Fund IV L.P. - Series 28
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Wellston
Village         377,493      12,500    412,617          0     12,500     412,617
425,117     5,942    4/98   4/97   5-27.5
West Memphis
(Clubview)    3,083,469     481,388  7,259,784          0    481,388   7,259,784
7,741,172   389,949   11/96  12/97   5-27.5
             ----------   --------- ----------   --------  ---------- ----------
---------- ---------
             20,558,820   3,249,249 42,504,956          0  3,249,249  42,504,956
45,754,205 1,272,772
             ===========  ========= ==========   ========  ========== ==========
========== =========
Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1997.

**There were no carrying costs as of December 31, 1997. The column has been omitted for presentation purposes.










Notes to Schedule III
Boston Capital Tax Credit Fund IV L.P. - Series 28

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of
period-04/01/96..........................$          0
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................    647,230
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------

$     647,230
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------

$          0

-----------
Balance at close of period -
03/31/97............................$    647,230
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................ 45,106,975
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------

$  45,106,975
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------

$          0

-----------
Balance at close of period -
03/31/98............................$ 45,754,205

===========


Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period -
04/01/96.........................$          0

  Current year additions*...............................$
8,223
                                                         --
-------
Balance at close of period -
3/31/98..............................$      8,223

==========
Balance at beginning of period -
04/01/97.........................$          0

  Current year
additions*...............................$1,264,549
                                                         --
-------
Balance at close of period -
3/31/98..............................$  1,272,772

==========


*Total includes current year expense and amounts capitalized to building basis.


                                  Boston Capital Tax Credit Fund IV L.P. -
Series 29
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Barrington
Cove           1,776,900    183,750  6,403,281          0    183,750   6,403,281
6,587,031  116,183    5/97   4/97   5-39

Bryson Apts      375,947     10,728    269,886          0     10,728     269,886
280,614    6,462    1/97   8/97   5-27.5

Collins.
Housing          295,606     22,500    370,580          0     22,500     370,580
393,080    2,316    U/C    9/97   5-27.5
Forest Hill
Apts                   0    191,250          0          0    191,250           0
191,250        0    U/C    7/97   N/A

Glenbrook Apts   526,670      4,606    674,111          0      4,606     674,111
678,717   19,645    3/97  12/97   5-27.5

Jacksboro Apts   456,418     31,893    268,583          0     31,893     268,583
300,476    6,626    1/98  12/97   5-27.5

Jackson
Partners       5,700,000    300,067  6,039,223          0    300,067   6,039,223
6,339,290    7,508    U/C   12/96   5-27.5
Lutkin
Bayou Assoc      835,786     25,000    878,839          0     25,000     878,839
903,839   20,946    6/97  11/97   5-27.5

The Lincoln
Hotel            939,243          0  1,454,115          0          0   1,454,115
1,454,115   24,814    7/97   2/97   5-27.5

                             Boston Capital Tax Credit Fund IV L.P. - Series 29
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------

Northfield
Apts III       4,300,000    200,613  5,814,532          0   200,613    5,814,532
6,015,145   29,575    2/98  12/96   5-27.5

Northway
Drive                  0    280,849      1,480          0   280,849        1,480
282,329        0    UC     4/97   5-45

Ozark Assoc      463,162     13,750    511,269          0    13,750      511,269
525,019   11,969    7/97  10/97   5-27.5

Poplarville
Apts             398,788     12,000    406,502          0    12,000      406,502
418,502    9,393    7/97  10/97   5-27.5

Rhome Apts       530,918      8,313    675,804          0     8,313      675,804
684,117   16,043    7/97  12/97   5-27.5

Westfield Apts         0          0          0          0         0            0
0        0    UC    11/97   NA
             -----------  --------- ----------   --------  ---------- ----------
----------  -------
              16,599,438  1,285,319 23,768,205          0  1,285,319  23,768,205
25,053,524  271,480
             ===========  ========= ==========   ========  ========== ==========
==========  =======
Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1998.

**There were no carrying costs as of December 31, 1998. The column has been omitted for presentation purposes.

Notes to Schedule III
Boston Capital Tax Credit Fund IV L.P. - Series 29

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of
period-04/01/97..........................$          0
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................ 25,053,524
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------

$  25,053,524
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------

$          0

-----------
Balance at close of period -
03/31/98............................$ 25,053,524

===========


Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period -
04/01/97.........................$         0

  Current year additions*.............................$  271,480
                                                       ---------
Balance at close of period -
3/31/98..............................$   271,480
===========


*Total includes current year expense and amounts capitalized to building basis.




                                  Boston Capital Tax Credit Fund IV L.P. -
Series 30
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Bellwood
Four                   0     45,000    676,598          0     45,000     676,598
721,598        0    UC     9/97   N/A

Bowie Apts       353,006     32,714    267,955          0     32,714     267,955
300,669    2,617    UC     8/97   5-27.5

Byam.          1,503,976    185,000  2,261,674          0    185,000   2,261,674
2,446,674   36,365    2/98   2/97   5-27.5

Graham
Apts             511,472     45,563    366,387          0     45,563     366,387
411,950    3,684    UC     8/97   5-27.5

JMC Limited
Liability       210,000      50,000          0          0     50,000           0
50,000        0    UC     8/97   N/A

Madison
Partners L.P.    13,275     314,510    788,736          0    314,510     788,736
1,103,246        0    UC    11/97   N/A

Nocona
Apts            252,262      15,651    207,520          0     15,651     207,520
223,171    2,014    UC     8/97   5-27.5






                                 Boston Capital Tax Credit Fund IV L.P. - Series
30
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------

West
Swanzey       1,252,049      94,900  2,010,096          0     94,900   2,010,096
2,104,996    4,798    2/98   7/97   5-27.5
             ----------   ---------  ---------   --------   --------   ---------
---------  -------
              4,096,040     783,338  6,578,966          0    783,338   6,578,966
7,362,304   49,478
             ==========   =========  =========   ========   ========   =========
=========  =======
Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1998.

**There were no carrying costs as of December 31, 1998. The column has been omitted for presentation purposes.











Notes to Schedule III
Boston Capital Tax Credit Fund IV L.P. - Series 30

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of
period-04/01/97..........................$          0
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................  7,362,304
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------

$   7,362,304
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------

$          0

-----------
Balance at close of period -
03/31/98............................$  7,362,304

===========


Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period -
04/01/97.........................$         0

  Current year additions*.............................$   49,478
                                                       ---------
Balance at close of period -
3/31/98..............................$    49,478
==========


*Total includes current year expense and amounts capitalized to building basis.











                                  Boston Capital Tax Credit Fund IV L.P. -
Series 31
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Canton
Housing I L.P. 2,267,398     99,900  2,245,160          0     99,900   2,245,160
2,345,060    2,375    UC    11/97   5-27.5

Canton
Housing II L.P.1,144,526     66,920  1,023,746          0     66,920   1,023,746
1,090,666    1,105    UC    11/97   5-27.5

Canton
Housing III L.P. 843,666     38,205    799,913          0     38,205     799,913
838,118      861    UC    11/97   5-27.5

Canton
Housing IV L.P.  821,603     40,500    784,923          0     40,500     784,923
825,423      853    UC    11/97   5-27.5

Cleveland
Partners L.P.          0    244,500  1,941,969          0    244,500   1,941,969
2,186,469        0    UC    11/97   N/A

Eagle's Ridge
Terrace          546,422     63,200    508,815          0     63,200     508,815
572,015    2,120    UC    12/97   5-27.5

Ellisville
L.P.             681,576     31,000    723,650          0     31,000     723,650
754,650    1,601    UC    12/97   5-27.5



                                 Boston Capital Tax Credit Fund IV L.P. - Series
31
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------

Hattiesburg
L.P.            836,747      15,000    979,143          0     15,000     979,143
994,143    2,077    UC    12/97   5-27.5

Henderson
Terrace L.P.    185,804      22,000    221,549          0     22,000     221,549
243,549      923    UC    11/97   5-27.5

Heritage
I L.P.          317,785      46,000    522,601          0     46,000     522,601
568,601        0    UC    10/97   N/A

Hurricane
Hills L.P.            0           0          0          0          0           0
0        0    UC     9/97   N/A

Lakeview
Little Elm      224,461      28,750     255,929         0     28,750     255,929
284,679    1,066    UC    11/97   5-27.5

Mesquite
Trails L.P.     146,923      10,860     240,143         0     10,860     240,143
251,003    1,001    UC    11/97   5-27.5

Montfort
Housing       3,925,059     436,143   2,661,689         0    436,143   2,661,689
3,097,832   26,223    UC     9/97   5-27.5

Pilot
Point L.P.      329,751      65,570     339,377         0     65,570     339,377
404,947    1,414    UC    11/97   5-27.5
                                        F-201

                                  Boston Capital Tax Credit Fund IV L.P. -
Series 31
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------

Riverbend
Apts.           239,936     201,961           0         0    201,961           0
201,961        0    UC   10/97   N/A

San Angelo
Bent Tree       477,900     294,023           0         0    294,023           0
294,023        0    UC   12/97   N/A

Sencit
Hampden L.P.    230,000     307,860                     0    307,860
307,860        0    UC   10/97   N/A

Silver
Creek           175,000     175,000           0         0    175,000           0
175,000        0    UC    3/97   N/A

Windsor Park
Partners      7,500,000     248,000   5,105,823         0    248,000   5,105,823
5,353,823        0    UC   11/97   N/A
             -----------  ---------  ----------  --------  ---------  ----------
----------  -------
             20,896,557   2,435,392  18,354,431         0  2,435,392  18,354,431
20,789,823   41,619
             ===========  =========  ==========  ========  =========  ==========
==========  =======
Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1997.
**There were no carrying costs as of December 31, 1997. The column has been omitted for presentation purposes.
                                         F-202




Notes to Schedule III
Boston Capital Tax Credit Fund IV L.P. - Series 31

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of
period-04/01/97..........................$          0
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................ 20,896,557
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------

$  20,896,557
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------

$          0

-----------
Balance at close of period -
03/31/98............................$ 20,896,557

===========


Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period -
04/01/97.........................$         0

  Current year additions*.............................$   41,619
                                                       ---------
Balance at close of period -
3/31/98..............................$    41,619
==========


*Total includes current year expense and amounts capitalized to building basis.