Form 10-Q
period 1998-06-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 1998-08-20
CIK 913778

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  June 30, 1998
                                     -------------
                                             or

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



                        QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED June 30, 1998
              -----------------------------------------------


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

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................



















               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS




                                       June 30,            March
31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $289,698,608
$263,155,258


OTHER ASSETS
   Cash and cash equivalents                 23,518,078
4,193,020
   Investments                               46,073,792
70,135,961
   Notes receivable                          23,063,148
24,395,853
   Deferred acquisition costs                 5,309,413
5,541,912
   Organization costs, net of
     accumulated amortization (Note B)          556,223
603,443
   Other assets                              21,460,465
18,047,506
                                            -----------
-----------

                                           $409,679,727
$386,072,953
                                            ===========
===========

LIABILITIES

   Accounts payable & accrued
     expenses (Note C)                     $    150,505         $
5,486,292
   Accounts payable affiliates                3,496,176
3,413,858
   Capital contributions payable (Note D)    72,430,557
70,863,665
                                            -----------
-----------

                                             76,077,238
79,763,815
                                            -----------
-----------









               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS




                                              June 30,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                            ------------
------------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest,
      $10 stated value per BAC; 65,000,000
      authorized BACs; 43,128,707 issued and
      outstanding as of June 30, 1998        333,729,363
306,404,507
   General Partner                              (358,100)
(326,595)
   Unrealized gain (loss) on securities
    available for sale, net                      231,226
231,226
                                             -----------
-----------

                                             333,602,489
306,309,138
                                             -----------
-----------

                                            $409,679,727
$386,072,953
                                             ===========
===========




















       The accompanying notes are an integral part of these
statements.
                                     2

                    Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     SERIES 20

---------------------------

                                       June 30,        March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $22,683,677
$23,307,328

OTHER ASSETS
   Cash and cash equivalents                   205,267
198,679
   Investments                                   1,041
374,317
   Notes receivable                                  -
-
   Deferred acquisition costs                   98,235
98,235
   Organization costs, net of
     accumulated amortization (Note B)          28,070
33,891
   Other assets                                694,135
433,334
                                            ----------
----------

                                           $23,710,425
$24,445,784
                                            ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $     1,961      $
-
   Accounts payable affiliates               1,047,489
952,716
   Capital contributions payable (Note D)      454,955
524,696
                                            ----------
----------

                                             1,504,405
1,477,412
                                            ----------
----------











               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                       Series 20

-----------------------------

                                       June 30,        March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------
---------

Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 3,866,700 issued and
      outstanding as of June 30, 1998       22,313,494
23,068,223
   General Partner                            (108,515)
(100,892)
   Unrealized gain (loss) on securities
    for sale, net                                1,041
1,041
                                            ----------
----------

                                            22,206,020
22,968,372
                                            ----------
----------

                                           $23,710,425
$24,445,784
                                            ==========
==========


















         The accompanying notes are an integral part of these
statements.
                                     4

                     Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                    SERIES 21

----------------------------

                                      June 30,        March 31,
                                               1998
1998
                                            (Unaudited)
(Audited)
                                            -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $ 9,375,056      $
9,560,326

OTHER ASSETS
   Cash and cash equivalents                   510,732
171,025
   Investments                                 697,447
1,017,352
   Notes receivable                            641,542
641,542
   Deferred acquisition costs                   53,731
53,731
   Organization costs, net of
     accumulated amortization (Note B)           7,784
12,523
   Other assets                                247,000
249,118
                                            ----------
----------

                                           $11,533,292
$11,705,617
                                            ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $     1,778      $
-
   Accounts payable affiliates                 654,290
597,830
   Capital contributions payable (Note D)      860,126
860,126
                                            ----------
----------

                                             1,516,194
1,457,956
                                            ----------
----------












               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                          Series
21

----------------------------

                                         June 30,          March
31,
                                                   1998
1998
                                                (Unaudited)
(Audited)
                                                -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 1,892,700 issued and
      outstanding as of June 30, 1998          10,076,092
10,304,349
   General Partner                                (61,810)
(59,504)
   Unrealized gain (loss) on securities
    for sale, net                                   2,816
2,816
                                               ----------
----------

                                               10,017,098
10,247,661
                                               ----------
----------

                                              $11,533,292
$11,705,617
                                               ==========
==========



















         The accompanying notes are an integral part of these
statements.
                                     6

                     Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     SERIES 22

---------------------------

                                       June 30,        March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $15,968,398
$16,104,712

OTHER ASSETS
   Cash and cash equivalents                   477,837
99,260
   Investments                                 243,941
385,678
   Notes receivable                          1,796,240
1,796,240
   Deferred acquisition costs                  203,297
202,011
   Organization costs, net of
     accumulated amortization (Note B)          19,097
22,232
   Other assets                                196,426
438,091
                                            ----------
----------

                                           $18,905,236
$19,048,224
                                            ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $       959      $
-
   Accounts payable affiliates                 598,859
536,965
   Capital contributions payable (Note D)    1,836,296
1,836,296
                                            ----------
----------

                                             2,436,114
2,373,261
                                            ----------
-----------











               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series
22

----------------------------

                                         June 30,         March
31,
                                                   1998
1998
                                                (Unaudited)
(Audited)
                                               ------------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 2,564,400 issued and
      outstanding as of June 30, 1998          16,522,447
16,726,229
   General Partner                                (54,401)
(52,342)
   Unrealized gain (loss) on securities
    for sale, net                                   1,076
1,076
                                               ----------
----------

                                               16,469,122
16,674,963
                                               ----------
----------

                                              $18,905,236
$19,048,224
                                               ==========
==========



















         The accompanying notes are an integral part of these
statements.
                                     8

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     SERIES 23

--------------------------

                                              June 30,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $23,006,051
$23,271,914

OTHER ASSETS
   Cash and cash equivalents                   285,818
75,562
   Investments                                   1,734
584,414
   Notes receivable                          2,186,398
2,186,398
   Deferred acquisition costs                  166,769
166,697
   Organization costs, net of
     accumulated amortization (Note B)          26,738
30,006
   Other assets                                711,204
713,561
                                            ----------
----------

                                           $26,384,712
$27,028,552
                                            ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $     1,924      $
-
   Accounts payable affiliates                 357,957
297,891
   Capital contributions payable (Note D)    2,353,855
2,724,109
                                            ----------
----------

                                             2,713,736
3,022,000
                                            ----------
----------











               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series
23

---------------------------

                                          June 30,         March
31,
                                                   1998
1998
                                                (Unaudited)
(Audited)
                                                -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 3,336,727 issued and
      outstanding as of June 30, 1998           23,717,396
24,049,616
   General Partner                                 (48,154)
(44,798)
   Unrealized gain (loss) on securities
    for sale, net                                    1,734
1,734
                                                ----------
----------

                                                23,670,976
24,006,552
                                                ----------
----------

                                               $26,384,712
$27,028,552
                                                ==========
==========



















        The accompanying notes are an integral part of these
statements.
                                     10

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      SERIES 24

--------------------------

                                       June 30,        March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $15,057,617
$15,422,126

OTHER ASSETS
   Cash and cash equivalents                   258,894
275,033
   Investments                                 168,270
198,587
   Notes receivable                            679,346
779,231
   Deferred acquisition costs                  278,244
276,690
   Organization costs, net of
     accumulated amortization (Note B)          29,205
32,450
   Other assets                                756,428
756,754
                                            ----------
----------

                                           $17,228,004
$17,740,871
                                            ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $     1,818      $
27,000
   Accounts payable affiliates                 371,398
313,111
   Capital contributions payable (Note D)    1,408,457
1,518,325
                                            ----------
----------

                                             1,781,673
1,858,436
                                            ----------
----------











               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series
24

----------------------------

                                         June 30,          March
31,
                                                   1998
1998
                                                (Unaudited)
(Audited)
                                                -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 2,169,878 issued and
      outstanding as of June 30, 1998           15,476,658
15,908,401
   General Partner                                 (30,840)
(26,479)
   Unrealized gain (loss) on securities
    for sale, net                                      513
513
                                                ----------
----------

                                                15,446,331
15,882,435
                                                ----------
----------

                                               $17,228,004
$17,740,871
                                                ==========
==========



















         The accompanying notes are an integral part of these
statements.
                                     12

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      SERIES 25

--------------------------

                                       June 30,        March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $22,047,026
$22,681,362

OTHER ASSETS
   Cash and cash equivalents                   402,475
173,979
   Investments                                 598,644
998,627
   Notes receivable                            779,094
754,841
   Deferred acquisition costs                  279,327
279,327
   Organization costs, net of
     accumulated amortization (Note B)          26,219
28,842
   Other assets                              1,424,639
1,713,420
                                            ----------
----------

                                           $25,557,424
$26,630,398
                                            ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $     1,877      $
-
   Accounts payable affiliates                  68,169
-
   Capital contributions payable (Note D)    2,951,346
3,396,767
                                            ----------
----------

                                             3,021,392
3,396,767
                                            ----------
----------











               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                          Series
25

---------------------------

                                          June 30,         March
31,
                                                    1998
1998
                                                 (Unaudited)
(Audited)
                                                 -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 3,026,109 issued and
      outstanding as of June 30, 1998           22,565,308
23,255,931
   General Partner                                 (32,112)
(25,136)
   Unrealized gain (loss) on securities
    for sale, net                                    2,836
2,836
                                                ----------
----------

                                                22,536,032
23,233,631
                                                ----------
----------

                                               $25,557,424
$26,630,398
                                                ==========
==========



















         The accompanying notes are an integral part of these
statements.
                                     14

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     SERIES 26

--------------------------

                                              June 30,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $29,395,826
$29,729,194

OTHER ASSETS
   Cash and cash equivalents                  1,032,101
105,301
   Investments                                2,930,804
6,645,272
   Notes receivable                             899,691
1,173,727
   Deferred acquisition costs                   659,244
601,034
   Organization costs, net of
     accumulated amortization (Note B)           56,793
61,526
   Other assets                               6,496,030
3,764,864
                                             ----------
----------

                                            $41,470,489
$42,080,918
                                             ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $       385      $
82
   Accounts payable affiliates                  115,154
17,324
   Capital contributions payable (Note D)     8,916,296
9,269,613
                                             ----------
----------

                                              9,031,835
9,287,019
                                             ----------
----------











               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series
26

---------------------------

                                         June 30,         March
31,
                                                   1997
1997
                                                (Unaudited)
(Audited)
                                                -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 3,995,900 issued and
      outstanding as of June 30, 1998          32,436,004
32,787,697
   General Partner                                (16,085)
(12,533)
   Unrealized gain (loss) on securities
    for sale, net                                  18,735
18,735
                                               ----------
----------

                                               32,438,654
32,793,899
                                               ----------
----------

                                              $41,470,489
$42,080,918
                                               ==========
==========



















         The accompanying notes are an integral part of these
statements.
                                     16

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     SERIES 27

--------------------------

                                       June 30,        March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $18,746,351
$18,158,317

OTHER ASSETS
   Cash and cash equivalents                    798,971
258,292
   Investments                                1,187,152
2,664,947
   Notes receivable                             653,377
653,377
   Deferred acquisition costs                   393,633
458,280
   Organization costs, net of
     accumulated amortization (Note B)           50,447
54,328
   Other assets                               1,593,433
1,515,909
                                             ----------
----------

                                            $23,423,364
$23,763,450
                                             ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $    12,772      $
-
   Accounts payable affiliates                  201,156
125,327
   Capital contributions payable (Note D)     3,287,094
3,524,022
                                             ----------
----------

                                              3,501,022
3,649,349
                                             ----------
----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series
27

---------------------------

                                       June 30,          March
31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 2,460,700 issued and
      outstanding as of June 30, 1998          19,926,509
20,116,351
   General Partner                                (10,031)
(8,114)
   Unrealized gain (loss) on securities
    for sale, net                                   5,864
5,864
                                               ----------
----------

                                               19,922,342
20,114,101
                                               ----------
----------

                                              $23,423,364
$23,763,450
                                               ==========
==========


















     The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     SERIES 28

--------------------------


                                       June 30,        March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $28,096,827
$28,144,829

OTHER ASSETS
   Cash and cash equivalents                  2,615,538
483,635
   Investments                                9,125,263
12,270,184
   Notes receivable                             404,957
240,575
   Deferred acquisition costs                   594,919
539,209
   Organization costs, net of
     accumulated amortization (Note B)           71,140
76,222
   Other assets                                 191,665
204,913
                                             ----------
----------

                                            $41,100,309
$41,959,567
                                             ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $       256      $
-
   Accounts payable affiliates                    4,681
4,681
   Capital contributions payable (Note D)     6,344,871
7,185,987
                                             ----------
----------

                                              6,349,808
7,190,668
                                             ----------
----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series
28

---------------------------

                                       June 30,          March
31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 4,000,738 issued and
      outstanding as of June 30,1998           34,719,629
34,737,846
   General Partner                                  3,376
3,557
   Unrealized gain (loss) on securities
    for sale, net                                  27,496
27,496
                                               ----------
----------

                                               34,750,501
34,768,899
                                               ----------
----------

                                              $41,100,309
$41,959,567
                                               ==========
==========






















     The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      Series 29
                                             ----------------
----------

                                              June 30,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------
----------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $29,177,901
$24,760,987

OTHER ASSETS
   Cash and cash equivalents                  1,008,328
305,731
   Investments                                8,605,864
13,567,187
   Notes receivable                           4,642,806
1,428,362
   Deferred acquisition costs                   259,576
816,252
   Organization costs, net of
     accumulated amortization (Note B)           60,859
64,663
   Other assets                               1,672,200
2,437,225
                                             ----------
----------

                                            $45,427,534
$43,380,407
                                             ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $       280      $
-
   Accounts payable affiliates                   56,703
56,703
   Capital contributions payable (Note D)    11,474,205
9,330,218
                                             ----------
----------

                                             11,531,188
9,386,921
                                             ----------
----------











                                     21
                Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series
29

---------------------------

                                         June 30,        March
                                   31,
                                                  1998
1998
                                                (Unaudited)
(Audited)
                                                -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 3,991,800 issued and
      outstanding as of June 30, 1998          33,845,554
33,941,732
   General Partner                                 (3,720)
(2,758)
   Unrealized gain (loss) on securities
    for sale, net                                  54,512
54,512
                                               ----------
----------

                                               33,896,346
33,993,486
                                               ----------
----------

                                              $45,427,534
$43,380,407
                                               ==========
==========



















         The accompanying notes are an integral part of these
statements.
                                     22








                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                  Series 30
                                          -----------------------
----
                                              June 30,
March 31,
                                                1998
1998
                                             (Unaudited)
(Unaudited)
                                             -----------     ---
--------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $14,433,610
$14,400,077

OTHER ASSETS
   Cash and cash equivalents                  3,359,021
1,162,518
   Investments                                6,175,139
10,891,290
   Notes receivable                           2,835,094
1,422,259
   Deferred acquisition costs                 1,071,309
1,062,082
   Organization costs, net of
     accumulated amortization (Note B)           58,894
62,358
   Other assets                               2,078,601
3,853,336
                                             ----------
----------

                                            $30,011,668
$32,853,920
                                             ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $         -      $
-
   Accounts payable affiliates                    1,002
1,002
   Capital contributions payable (Note D)     6,756,093
9,721,288
                                             ----------
----------

                                              6,757,095
9,722,290
                                             ----------
----------











                                     23
                Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series
30
                                               ----------------
----------

                                               June 30,
March 31,
                                                   1998
1998
                                                (Unaudited)
(Unaudited)
                                                -----------     -
----------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 2,651,100,
      issued and outstanding
      as of June 30, 1998                      23,228,075
23,106,377
General Partner                                     4,558
3,313
   Unrealized gain (loss) on securities
    for sale, net                                  21,940
21,940
                                               ----------
----------

                                               23,254,573
23,131,630
                                               ----------
----------

                                              $30,011,668
$32,853,920
                                               ==========
==========

















         The accompanying notes are an integral part of these
statements.
                                     24


             Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                    Series 31
                                          -----------------------
----
                                              June 30,
March 31,
                                                1998
1998
                                             (Unaudited)
(Unaudited)
                                             -----------     ---
--------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $31,435,140
$29,042,410

OTHER ASSETS
   Cash and cash equivalents                  1,132,564
811,235
   Investments                               10,233,348
14,537,576
   Notes receivable                           7,309,603
7,309,603
   Deferred acquisition costs                   408,220
672,182
   Organization costs, net of
     accumulated amortization (Note B)           61,662
65,087
   Other assets                                 351,987
489,053
                                             ----------
----------

                                            $50,932,524
$52,927,146
                                             ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $    37,861      $
27,359
   Accounts payable affiliates                   17,342
417,337
   Capital contributions payable (Note D)    12,823,100
14,425,302
                                             ----------
----------

                                             12,878,303
14,869,998
                                             ----------
----------









                                 25


             Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                        Series 31
                                                ---------------
-----------
June 30,        March 31,
                                                   1998
1998
                                                (Unaudited)
(Unaudited)
                                                -----------     -
----------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 4,417,857
      issued and outstanding
      as of June 30, 1998                      37,988,307
37,991,231
   General Partner                                   (700)
(697)
   Unrealized gain (loss) on securities
    for sale, net                                  66,614
66,614
                                               ----------
----------

                                               38,054,221
38,057,148
                                               ----------
----------

                                              $50,932,524
$52,927,146
                                               ==========
==========




















         The accompanying notes are an integral part of these
statements.
                                     26





             Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                    Series 32
                                          -----------------------
----
                                              June 30,
March 31,
                                                1998
1998
                                             (Unaudited)
(Unaudited)
                                             -----------     ---
--------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $30,275,128      $
8,571,676

OTHER ASSETS
   Cash and cash equivalents                 11,430,532
72,770
   Investments                                6,105,145
6,000,530
   Notes receivable                             235,000
6,009,698
   Deferred acquisition costs                   842,909
316,182
   Organization costs, net of
     accumulated amortization (Note B)           59,315
59,315
   Other assets                               5,046,717
1,477,928
                                             ----------
----------

                                            $53,994,746
$22,508,099
                                             ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $    88,634      $
5,431,851
   Accounts payable affiliates                    1,976
92,971
   Capital contributions payable (Note D)    12,963,863
6,546,916
                                             ----------
----------

                                             13,054,473
12,071,738
                                             ----------
----------









                                     27


             Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                        Series 32
                                                ---------------
-----------
June 30,        March 31,
                                                   1998
1998
                                                (Unaudited)
(Unaudited)
                                                -----------     -
----------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 4,754,198 issued and
      outstanding as of June 30, 1998          40,913,890
10,410,524
   General Partner                                    334
(212)
   Unrealized gain (loss) on securities
    for sale, net                                  26,049
26,049
                                               ----------
----------

                                               40,940,273
10,436,361
                                               ----------
----------

                                              $53,994,746
$22,508,099
                                               ==========
==========

















         The accompanying notes are an integral part of these
statements.
                                     28



                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                    (Unaudited)



                                             1998         1997
                                             ----         ----

Income
  Interest income                       $ 1,060,736   $   648,562
  Other Income                                1,500             -
                                         ----------    ----------

                                          1,062,236       648,562
                                         ----------    ----------

Share of income (loss) from
  Operating Partnerships                 (2,896,448)
(1,900,179)
                                         ----------    ----------

Expenses
  Professional fees                         170,383        48,568
  Fund management fee (Note C)              794,659       510,394
  Amortization                               47,217        36,525
  General and administrative expenses       304,003       310,396
                                         ----------    ----------

                                          1,316,262       905,883
                                         ----------    ----------


  NET INCOME (LOSS)                     $(3,150,474)
$(2,157,500)
                                         ==========    ==========

Net income (loss) allocated to
  limited partners                      $(3,118,969)
$(2,135,926)
                                         ==========    ==========

Net income (loss) allocated to
  general partner                       $   (31,505)  $
(21,574)
                                         ==========    ==========

Net income (loss) per BAC               $     (1.06)  $
(.84)
                                         ==========    ==========



       The accompanying notes are an integral part of these
statements.
                                     29

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                            (Unaudited)

                                                      SERIES 20

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                              $   6,223     $
10,624
  Other income                                         -
-
                                                --------
--------

                                                   6,223
10,624
                                                --------
--------

Share of income (loss) from Operating
  Partnerships                                  (651,369)
(610,355)
                                                --------
--------

Expenses
  Professional fees                                8,358
1,148
  Fund management fee (Note C)                    93,153
94,243
  Amortization                                     5,821
5,821
  General and administrative expense               9,874
15,268
                                                --------
--------

                                                 117,206
116,480
                                                --------
--------


  NET INCOME (LOSS)                            $(762,352)
$(716,211)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(754,729)
$(709,049)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (7,623)    $
(7,162)
                                                ========
========

Net income (loss) per BAC                      $    (.20)    $
(.18)
                                                ========
========





        The accompanying notes are an integral part of these
statements.
                                     30

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                            (Unaudited)

                                                      SERIES 21

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                              $  23,053     $
10,658
  Other income                                         -
-
                                                --------
--------
                                                  23,053
10,658
                                                --------
--------

Share of income (loss) from Operating
  Partnerships                                  (185,268)
(468,212)
                                                --------
--------

Expenses
  Professional fees                                7,357
652
  Fund management fee (Note C)                    42,460
54,872
  Amortization                                     4,739
4,739
  General and administrative expense              13,792
9,941
                                                --------
--------

                                                  68,348
70,204
                                                --------
--------


  NET INCOME (LOSS)                            $(230,563)
$(527,758)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(228,257)
$(522,480)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (2,306)    $
(5,278)
                                                ========
========

Net income (loss) per BAC                      $    (.13)    $
(.28)
                                                ========
========





        The accompanying notes are an integral part of these
statements.
                                     31

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                            (Unaudited)

                                                      SERIES 22

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                              $   9,405     $
10,534
  Other income                                     1,500
-
                                                --------      -
-------

                                                  10,905
10,534
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (136,316)
(316,288)
                                                --------      -
-------

Expenses
  Professional fees                                7,593
2,475
  Fund management fee (Note C)                    60,743
58,993
  Amortization                                     3,135
3,135
  General and administrative expense               8,959
11,722
                                                --------      -
-------

                                                  80,430
76,325
                                                --------      -
-------


  NET INCOME (LOSS)                            $(205,841)
$(382,079)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(203,782)
$(378,258)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (2,059)    $
(3,821)
                                                ========
========

Net income (loss) per BAC                      $    (.08)    $
(.15)
                                                ========
========





        The accompanying notes are an integral part of these
statements.
                                     32

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Three Months Ended June 30,
                            (Unaudited)

                                                      SERIES 23

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                              $   9,402     $
21,584
  Other income                                         -
-
                                                --------      -
-------

                                                   9,402
21,584
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (265,863)
(367,772)
                                                --------      -
-------

Expenses
  Professional fees                                7,946
3,468
  Fund management fee (Note C)                    58,816
58,663
  Amortization                                     3,268
3,268
  General and administrative expense               9,085
15,935
                                                --------      -
-------

                                                  79,115
81,334
                                                --------      -
-------


  NET INCOME (LOSS)                            $(335,576)
$(427,522)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(332,220)
$(423,247)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (3,356)    $
(4,275)
                                                ========
========

Net income (loss) per BAC                      $    (.10)    $
(.13)
                                                ========
========





        The accompanying notes are an integral part of these
statements.
                                     33

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                            (Unaudited)

                                                      SERIES 24

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                              $   5,489     $
5,357
  Other income                                         -
-
                                                --------      -
-------

                                                   5,489
5,357
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (364,511)
(297,135)
                                                --------      -
-------

Expenses
  Professional fees                                7,312
300
  Fund management fee (Note C)                    58,287
43,730
  Amortization                                     3,245
3,245
  General and administrative expense               8,238
8,695
                                                --------      -
-------

                                                  77,082
55,970
                                                --------      -
-------


  NET INCOME (LOSS)                            $(436,104)
$(347,748)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(431,743)
$(344,271)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (4,361)    $
(3,477)
                                                ========
========

Net income (loss) per BAC                      $    (.20)    $
(.16)
                                                ========
========




        The accompanying notes are an integral part of these
statements.
                                     34


              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                            (Unaudited)

                                                      SERIES 25

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                              $  21,318     $
41,243
  Other income                                         -
-
                                                --------      -
-------

                                                  21,318
41,243
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (628,641)
(84,455)
                                                --------      -
-------

Expenses
  Professional fees                                8,906
3,014
  Fund management fee (Note C)                    64,369
64,718
  Amortization                                     2,623
2,622
  General and administrative expense              14,378
25,062
                                                --------      -
-------

                                                  90,276
95,416
                                                --------      -
-------


  NET INCOME (LOSS)                            $(697,599)
$(138,628)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(690,623)
$(137,242)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (6,976)    $
(1,386)
                                                ========
========

Net income (loss) per BAC                      $    (.22)    $
(.05)
                                                ========
========




        The accompanying notes are an integral part of these
statements.
                                     35


              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                            (Unaudited)

                                                      SERIES 26

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                              $ 126,427     $
141,321
  Other income                                         -
-
                                                --------      -
-------

                                                 126,427
141,321
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (332,331)
149,139
                                                --------      -
-------

Expenses
  Professional fees                               13,318
12,034
  Fund management fee (Note C)                    88,830
56,902
  Amortization                                     4,733
4,733
  General and administrative expense              42,460
73,193
                                                --------      -
-------

                                                 149,341
146,862
                                                --------      -
-------


  NET INCOME (LOSS)                            $(355,245)    $
143,598
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(351,693)    $
142,162
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (3,552)    $
1,436
                                                ========
========

Net income (loss) per BAC                      $    (.09)    $
 .04
                                                ========
========




        The accompanying notes are an integral part of these
statements.
                                     36








                 Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                            (Unaudited)

                                                      SERIES 27

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                              $  44,958     $
98,971
  Other income                                         -
-
                                                --------      -
-------

                                                  44,958
98,971
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (128,857)
190,339
                                                --------      -
-------

Expenses
  Professional fees                                9,788
3,919
  Fund management fee (Note C)                    75,829
63,051
  Amortization                                     3,881
3,881
  General and administrative expense              18,362
33,980
                                                --------      -
-------

                                                 107,860
104,831
                                                --------      -
-------


  NET INCOME (LOSS)                            $(191,759)    $
184,479
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(189,842)    $
182,634
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (1,917)    $
1,845
                                                ========
========

Net income (loss) per BAC                      $    (.08)    $
 .07
                                                ========
========






        The accompanying notes are an integral part of these statements.


                                     37









                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Three Months Ended June 30,
                            (Unaudited)

                                                Series 28
                                        ---------------
-----------
                                           1998           1997
                                           ----           ----
Income
  Interest income                      $ 193,365      $ 256,450
  Other income                                 -              -
                                        --------       --------

                                         193,365        256,450
                                        --------       --------

Share of income (loss) from
  Operating Partnerships                 (47,997)       (95,440)
                                        --------       --------

Expenses
  Professional fees                       18,459         20,941
  Fund management fee (Note C)            69,177         15,222
  Amortization                             5,081          5,081
  General and administrative expense      70,757        104,520
                                        --------       --------
                                         163,474        145,764
                                        --------       --------

  NET INCOME (LOSS)                    $ (18,106)     $  15,246
                                        ========       ========

Net income (loss) allocated to
  limited  partners                    $ (17,925)     $  15,093
                                        ========       ========

Net income (loss) allocated to
  general partner                      $    (181)     $     153
                                        ========       ========

Net income (loss) per BAC              $       -      $       -
                                        ========       ========



        The accompanying notes are an integral part of these
statements.
                                     38








                 Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Three Months Ended June 30,
                            (Unaudited)

                                                Series 29
                                        ---------------
-----------
                                           1998           1997
                                           ----           ----
Income
  Interest income                      $ 144,937      $  51,820
  Other income                                 -              -
                                        --------       --------

                                         144,937         51,820
                                        --------       --------

Share of income (loss) from
  Operating Partnerships                (110,963)             -
                                        --------       --------

Expenses
  Professional fees                       40,762            617
  Fund management fee (Note C)            69,218              -
  Amortization                             3,804              -
  General and administrative expense      16,405         12,080
                                        --------       --------
                                         130,189         12,697
                                        --------       --------

  NET INCOME (LOSS)                    $ (96,215)     $  39,123
                                        ========       ========

Net income (loss) allocated to
  limited  partners                    $ (95,253)     $  38,732
                                        ========       ========

Net income (loss) allocated to
  general partner                      $    (962)     $     391
                                        ========       ========

Net income (loss) per BAC              $    (.02)     $       -
                                        ========       ========



        The accompanying notes are an integral part of these
statements.
                              39









                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Three Months Ended June 30,
                            (Unaudited)

                                         SERIES 30*      SERIES
31*
                                        -----------
-----------
                                           1998            1998
                                           ----            ----
Income
  Interest income                      $ 160,643       $ 205,163
  Other income                                 -               -
                                        --------        --------

                                         160,643         205,163
                                        --------        --------

Share of income (loss) from
  Operating Partnerships                  41,475         (72,009)
                                        --------        --------

Expenses
  Professional fees                       14,218          20,740
  Fund management fee (Note C)            30,359          63,381
  Amortization                             3,461           3,426
  General and administrative expense      29,504          45,864
                                        --------        --------
                                          77,542         133,411
                                        --------        --------

  NET INCOME (LOSS)                    $ 124,576       $    (257)
                                        ========        ========

Net income (loss) allocated to
  limited  partners                    $ 123,331       $    (254)
                                        ========        ========

Net income (loss) allocated to
  general partner                      $   1,245       $      (3)
                                        ========        ========

Net income (loss) per BAC              $     .05       $       -
                                        ========        ========


* Series 30 and 31 did not commence operations until after June
30,
1997, therefore they do not have comparative information to report.

        The accompanying notes are an integral part of these
statements.
                                     40











              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                            (Unaudited)

                                                SERIES 32*
                                               -----------
                                         1998
                                         ----

Income
  Interest income                            $   110,353
  Other income                                         -
                                              ----------

                                                 110,353
                                              ----------

Share of (income) loss from Operating
  Partnerships                                   (13,798)
                                              ----------

Expenses
  Professional fees                                5,626
  Fund management fee (Note C)                    20,037
  Amortization                                         -
  General and administrative expense              16,325
                                              ----------

                                                  41,988
                                              ----------


  NET INCOME (LOSS)                          $    54,567
                                              ==========

Net income (loss) allocated to
  limited  partners                          $    54,021
                                              ==========

Net income (loss) allocated to
  general partner                            $       546
                                              ==========

Net income (loss) per BAC                    $       .01
                                              ==========

* Series 32 did not commence operations until after June 30, 1997, therefore it does not have comparative information to report.



        The accompanying notes are an integral part of these
statements.
                                     41

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                        Three Months Ended June 30, 1998
                                 (Unaudited)

                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net
Total
                      ---------      -------      ---------
-----


Partners' capital
  (deficit),
  April 1, 1998     $306,404,507   $ (326,595)     $ 231,226
$306,309,138

Capital contribu-
  tions               35,069,000            -             -
35,069,000

Selling commissions
  and registration
  costs               (4,625,175)           -             -
(4,625,175)

Net income (loss)     (3,118,969)     (31,505)            -
(3,150,474)
                      ----------     --------       -------
-----------

Partners' capital
  (deficit),
  June 30, 1998     $333,729,363    $(358,100)     $231,226
$333,602,489
                     ===========     ========       =======
===========
















       The accompanying notes are an integral part of these
statements.
                                     42

                     Boston Capital Tax Credit Fund IV L.P.
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Three Months Ended June 30, 1998
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net
Total
                      ---------      -------      ---------
-----
Series 20
--------
Partners' capital
  (deficit),
  April 1, 1998      $23,068,223     $(100,892)    $  1,041
$22,968,372

Capital contribu-
  tions                        -             -            -
-

Selling commissions
  and registration
  costs                        -             -            -
-

Net income (loss)       (754,729)       (7,623)           -
(762,352)
                      ----------      --------      -------
----------
Partners' capital
  (deficit),
  June 30, 1998      $22,313,494     $(108,515)    $  1,041
$22,206,020
                     ===========      ========      =======
==========

Series 21
--------
Partners' capital
  (deficit),
  April 1, 1998      $10,304,349     $ (59,504)    $  2,816
$10,247,661

Capital contribu-
  tions                        -             -            -
-

Selling commissions
  and registration
  costs                        -             -            -
-

Net income (loss)       (228,257)       (2,306)           -
(230,563)
                      ----------      --------     --------
----------
Partners' capital
  (deficit),
  June 30, 1998      $10,076,092     $ (61,810)   $   2,816
$10,017,098
                      ==========      ========     ========
==========
       The accompanying notes are an integral part of these
statements.
                                     43

                   Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Three Months Ended June 30, 1998
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net
Total
                      ---------      -------      ---------
-----
Series 22
--------
Partners' capital
  (deficit),
  April 1, 1998      $16,726,229     $ (52,342)   $  1,076
$16,674,963

Capital contribu-
  tions                        -             -           -
-

Selling commissions
  and registration
  costs                        -             -           -
-

Net income (loss)       (203,782)       (2,059)          -
(205,841)
                      ----------      --------      ------
----------
Partners' capital
  (deficit),
  June 30, 1998      $16,522,447     $ (54,401)   $  1,076
$16,469,122
                      ==========      ========     =======
==========
Series 23
--------
Partners' capital
  (deficit),
  April 1, 1998      $24,049,616     $ (44,798)   $  1,734
$24,006,552

Capital contribu-
  tions                        -             -           -
-

Selling commissions
  and registration
  costs                        -             -           -
-

Net income (loss)       (332,220)       (3,356)          -
(335,576)
                      ----------      --------     -------
----------
Partners' capital
  (deficit),
  June 30, 1998      $23,717,396     $ (48,154)   $  1,734
$23,670,976
                      ==========      ========     =======
==========
             The accompanying notes are an integral part of these
statements
                                     44

                   Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Three Months Ended June 30, 1998
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net
Total
                      ---------      -------      ---------
-----
Series 24
--------
Partners' capital
  (deficit),
  April 1, 1998      $15,908,401    $  (26,479)    $   513
$15,882,435

Capital contribu-
  tions                        -             -           -
-

Selling commissions
  and registration
  costs                        -             -           -
-

Net income (loss)       (431,743)       (4,361)          -
(436,104)
                      ----------      --------     -------
----------
Partners' capital
  (deficit),
  June 30, 1998      $15,476,658     $ (30,840)   $    513
$15,446,331
                      ==========      ========     =======
==========
Series 25
--------
Partners' capital
  (deficit),
  April 1, 1998      $23,255,931     $ (25,136)   $  2,836
$23,233,631

Capital contribu-
  tions                        -             -           -
-

Selling commissions
  and registration
  costs                        -             -           -
-

Net income (loss)       (690,623)       (6,976)          -
(697,599)
                      ----------      --------     -------
----------
Partners' capital
  (deficit),
  June 30, 1998      $22,565,308     $ (32,112)   $  2,836
$22,536,032
                      ==========      ========     =======
==========
      The accompanying notes are an integral part of these
statements.
                                     45

                    Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Three Months Ended June 30, 1998
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net
Total
                      ---------      -------      ---------
-----
Series 26
--------
Partners' capital
  (deficit),
  April 1, 1998      $32,787,697    $(12,533)      $ 18,735
$32,793,899

Capital contribu-
  tions                        -           -             -
-

Selling commissions
  and registration
  costs                        -           -             -
-

Net income (loss)       (351,693)     (3,552)            -
(355,245)
                      ----------    --------       -------
----------
Partners' capital
  (deficit),
  June 30, 1998      $32,436,004    $(16,085)     $ 18,735
$32,438,654
                      ==========     =======       =======
==========
Series 27
--------
Partners' capital
  (deficit),
  April 1, 1998      $20,116,351    $ (8,114)     $  5,864
$20,114,101

Capital contribu-
  tions                        -           -             -
-

Selling commissions
  and registration
  costs                        -           -             -
-

Net income (loss)       (189,842)     (1,917)            -
(191,759)
                       ---------     -------       -------
----------
Partners' capital
  (deficit),
  June 30, 1998      $19,926,509    $(10,031)     $  5,864
$19,922,342
                      ==========     =======       =======
==========
       The accompanying notes are an integral part of these
statements.
                                     46

                    Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Three Months Ended June 30, 1998
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net
Total
                      ---------      -------      ---------
-----
Series 28
--------
Partners' capital
  (deficit),
  April 1, 1998      $34,737,846     $ 3,557      $ 27,496
$34,768,899

Capital contribu-
  tions                        -           -             -
-

Selling commissions
  and registration
  costs                     (292)          -             -
(292)

Net income (loss)        (17,925)       (181)            -
(18,106)
                       ---------      ------       -------
----------
Partners' capital
  (deficit),
  June 30, 1998      $34,719,629     $ 3,376      $ 27,496
$34,750,501
                      ==========      ======       =======
==========


Series 29
--------
Partners' capital
  (deficit),
  April 1, 1998      $33,941,732     $(2,758)     $ 54,512
$33,993,486

Capital contribu-
  tions                        -           -             -
-

Selling commissions
  and registration
  costs                     (925)          -             -
(925)

Net income (loss)        (95,253)       (962)            -
(96,215)
                       ---------      ------       -------
----------
Partners' capital
  (deficit),
  June 30, 1998      $33,845,554     $(3,720)     $ 54,512
$33,896,346
                      ==========      ======       =======
==========

     The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Three Months Ended June 30, 1998
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net
Total
                      ---------      -------      ---------
-----
Series 30
--------
Partners' capital
  (deficit),
  April 1, 1998      $23,106,377     $ 3,313      $ 21,940
$23,131,630

Capital contribu-
  tions                        -           -             -
-

Selling commissions
  and registration
  costs                   (1,633)          -             -
(1,633)

Net income (loss)        123,331       1,245             -
124,576
                       ---------      ------       -------
----------
Partners' capital
  (deficit),
  June 30, 1998      $23,228,075     $ 4,558      $ 21,940
$23,254,573
                      ==========      ======       =======
==========


Series 31
--------
Partners' capital
  (deficit),
  April 1, 1998      $37,991,231      $ (697)     $ 66,614
$38,057,148

Capital contribu-
  tions                        -           -             -
-

Selling commissions
  and registration
  costs                   (2,670)          -             -
(2,670)

Net income (loss)           (254)         (3)            -
(257)
                       ---------      ------       -------
----------
Partners' capital
  (deficit),
  June 30, 1998      $37,988,307     $  (700)     $ 66,614   $
38,054,221
                      ==========      ======       =======
==========

The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Three Months Ended June 30, 1998
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net
Total
                      ---------      -------      ---------
-----
Series 32
--------
Partners' capital
  (deficit),
  April 1, 1998      $10,410,524     $  (212)     $ 26,049
$10,436,361

Capital contribu-
  tions               35,069,000           -             -
35,069,000

Selling commissions
  and registration
  costs               (4,619,655)          -             -
(4,619,655)

Net income (loss)         54,021         546             -
54,567
                       ---------      ------       -------
----------
Partners' capital
  (deficit),
  June 30, 1998      $40,913,890     $   334      $ 26,049
$40,940,273
                      ==========      ======       =======
==========























The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)



                                               1998
1997
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $(3,150,474)  $
(2,157,500)
    Adjustments
       Amortization                            47,217
36,525
       Distributions from
         Operating Partnerships                 1,625
22,988
       Share of loss from Operating
         Partnerships                       2,896,448
1,900,179
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
(11,447)
       (Decrease) Increase in accounts
         payable and accrued expenses      (5,335,787)
403,694
       Decrease (Increase) in prepaid
         expenses                                   -
247
       Decrease (Increase) in accounts
         receivable                        (3,413,017)
(2,024,707)
       (Decrease) Increase in accounts
         payable affiliates                    82,318
426,900
                                          -----------    -
----------
         Net cash (used in) provided by
           operating activities            (8,871,670)
(1,403,121)
                                          -----------    -
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to be acquired                      (3,466,680)
(3,199,880)
     Capital contributions paid to
       Operating Partnerships             (24,175,291)
(8,813,398)
     Advances to Operating Partnerships     1,332,705
(3,151,242)
     Investments                           24,062,169
(6,751,138)
                                          -----------    -
----------
         Net cash (used in) provided by
           investing activities            (2,247,097)
(21,915,658)
                                          -----------    -
----------

                    Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                (Unaudited)

                                                1998
1997
                                                ----
----
Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid     (4,625,175)
(3,913,196)
     Capital contributions received        35,069,000
29,783,000
         Net cash (used in) provided by   -----------    -
----------
           financing activities            30,443,825
25,869,804
                                          -----------    -
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                19,325,058
2,551,025


Cash and cash equivalents, beginning        4,193,020
14,801,634
                                          -----------    -
----------

Cash and cash equivalents, ending        $ 23,518,078   $
17,352,659
                                          ===========
===========

Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships          $ 16,640,013   $
12,037,104
                                          ===========
==========















      The accompanying notes are an integral part of these
statements.
                                     51

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                (Unaudited)

                                                   Series 20

---------------------
                                               1998
1997
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $  (762,352)   $
(716,211)
    Adjustments
       Amortization                             5,821
5,821
       Distributions from
         Operating Partnerships                     -
-
       Share of loss from Operating
Partnerships                        651,369        610,355
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
-
       (Decrease) Increase in accounts
         payable and accrued expenses           1,961
25
       Decrease (Increase ) in prepaid
         expenses                                   -
247
       Decrease (Increase) in accounts
         receivable                          (260,801)
(138,041)
       (Decrease) Increase in accounts
         payable affiliates                    94,773
94,745
                                           ----------
----------
         Net cash (used in) provided by
           operating activities              (269,229)
(143,059)
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   -
-
     Capital contributions paid to
       Operating Partnerships                 (97,459)
(815,180)
     Advances to Operating Partnerships             -
756,774
     Investments                              373,276
12,545
                                           ----------
----------
         Net cash (used in) provided by
           investing activities               275,817
(45,861)
                                           ----------
----------




                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                (Unaudited)

                                                     Series 20

-------------------------
                                             1998
1997
                                             ----
----
Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -
-
     Capital contributions received                 -
-
        Net cash (used in) provided by     ----------
----------
           financing activities                     -
-
                                           ----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                     6,588
(188,920)


Cash and cash equivalents, beginning          198,679
429,105
                                           ----------
----------

Cash and cash equivalents, ending         $   205,267      $
240,185
                                           ==========
==========

Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $         -      $
-
                                           ==========
==========













       The accompanying notes are an integral part of these
statements.
                                     53

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                (Unaudited)

                                                  Series 21

---------------------
                                               1998
1997
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $  (230,563)   $
(527,758)
    Adjustments
       Amortization                             4,739
4,739
       Distributions from
         Operating Partnerships                     -
21,714
       Share of loss from Operating
         Partnerships                         185,268
468,212
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
-
       (Decrease) Increase in accounts
         payable and accrued expenses           1,778
98
       Decrease (Increase ) in prepaid
         expenses                                   -
-
       Decrease (Increase) in accounts
         receivable                             2,120
(1,109)
       (Decrease) Increase in accounts
         payable affiliates                    56,460
56,460
                                           ----------
----------
         Net cash (used in) provided by
           operating activities                19,802
23,356
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   -
-
     Capital contributions paid to
       Operating Partnerships                       -
(30,517)
     Advances to Operating Partnerships             -
-
     Investments                              319,905
9,058
                                           ----------
----------
         Net cash (used in) provided by
           investing activities               319,905
(21,459)
                                           ----------
----------




                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                (Unaudited)

                                                      Series 21

-----------------------
                                                1998
1997
                                                ----
----
Continued
---------
Cash flows from financing activities:
     Sales and registration costs paid              -
-
     Capital contributions received                 -
-
         Net cash (used in) provided by    ----------     -
---------
           financing activities                     -
-
                                           ----------     -
---------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                   339,707
897


Cash and cash equivalents, beginning          171,025
494,112
                                           ----------
----------

Cash and cash equivalents, ending         $   510,732    $
495,009
                                           ==========
==========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $         -    $
-
                                           ==========
==========













       The accompanying notes are an integral part of these
statements.
                                     55

                Boston Capital Tax Credit Fund IV L.P

                         STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                (Unaudited)

                                                  Series 22

---------------------
                                               1998
1997
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $  (205,841)   $
(382,079)
    Adjustments
       Amortization                             3,135
3,135
       Distributions from
         Operating Partnerships                     -
-
       Share of loss from Operating
Partnerships                        136,316        316,288
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
-
       (Decrease) Increase in accounts
         payable and accrued expenses             959
142
       Decrease (Increase ) in prepaid
         expenses                                   -
-
       Decrease (Increase) in accounts
         receivable                           241,665
(32,548)
       (Decrease) Increase in accounts
         payable affiliates                    61,894
61,893
                                           ----------
----------
         Net cash (used in) provided by
           operating activities               238,128
(33,169)
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                              (1,288)
(170)
     Capital contributions paid to
       Operating Partnerships                       -
(489,239)
     Advances to Operating Partnerships             -
413,033
     Investments                              141,737
7,660
                                           ----------
----------
         Net cash (used in) provided by
           investing activities               140,449
(68,716)
                                           ----------
----------




                Boston Capital Tax Credit Fund IV L.P

                         STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                (Unaudited)

                                                  Series 22

---------------------------
                                               1998
1997
                                               ----
----

Continued
---------
Cash flows from financing activities:
     Sales and registration costs paid              -
-
     Capital contributions received                 -
-
         Net cash (used in) provided by    ----------
---------
           financing activities                     -
-
                                           ----------
---------
         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                  (378,577)
(101,885)


Cash and cash equivalents, beginning           99,260
648,647
                                           ----------
----------

Cash and cash equivalents, ending         $   477,837    $
546,762
                                           ==========
==========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $         -    $
-
                                           ==========
==========













       The accompanying notes are an integral part of these
statements.
                                     57

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                (Unaudited)

                                                   Series 23

---------------------
                                               1998
1997
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $  (335,576)   $
(427,522)
    Adjustments
       Amortization                             3,268
3,268
       Distributions from
         Operating Partnerships                     -
-
       Share of loss from Operating
         Partnerships                         265,863
367,772
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
-
       (Decrease) Increase in accounts
         payable and accrued expenses           1,924
179
       Decrease (Increase ) in prepaid
         expenses                                   -
-
       Decrease (Increase) in accounts
         receivable                             2,357
(2,528)
       (Decrease) Increase in accounts
         payable affiliates                    60,066
59,913
                                           ----------
----------
         Net cash (used in) provided by
           operating activities                (2,098)
1,082
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                 (72)
-
     Capital contributions paid to
       Operating Partnerships                (370,254)
(437,243)
     Advances to Operating Partnerships             -
-
     Investments                              582,680
17,114
                                           ----------
----------
         Net cash (used in) provided by
           investing activities               212,354
(420,129)
                                           ----------
----------




                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)

                                                  Series 23

----------------------------
                                             1998            1997
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -
-
     Capital contributions received                 -
-

         Net cash (used in) provided by    ----------
----------
           financing activities                     -
-
                                           ----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                   210,256
(419,047)


Cash and cash equivalents, beginning           75,562
1,578,798
                                           ----------
----------

Cash and cash equivalents, ending         $   285,818    $
1,159,751
                                           ==========
==========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $         -    $
-
                                           ==========
==========










       The accompanying notes are an integral part of these
statements.
                                     59

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30,
                                (Unaudited)

                                                   Series 24

---------------------
                                               1998
1997
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $  (436,104)   $
(347,748)
    Adjustments
       Amortization                             3,245
3,245
       Distributions from
         Operating Partnerships                     -
1,274
       Share of loss from Operating
Partnerships                        364,511        297,135
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
-
       (Decrease) Increase in accounts
         payable and accrued expenses         (25,182)
8,841
       Decrease (Increase ) in prepaid
         expenses                                   -
-
       Decrease (Increase) in accounts
         receivable                               326
(29,473)
       (Decrease) Increase in accounts
         payable affiliates                    58,287
53,579
                                           ----------
----------
         Net cash (used in) provided by
           operating activities               (34,917)
(13,147)
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                              (1,556)
(22,867)
     Capital contributions paid to
       Operating Partnerships                (109,868)
(1,288,379)
     Advances to Operating Partnerships        99,885
916,912
     Investments                               30,317
198,091
                                           ----------
----------
         Net cash (used in) provided by
           investing activities                18,778
(196,243)
                                           ----------
----------




                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)

                                                  Series 24

----------------------------
                                             1998            1997
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -
-
     Capital contributions received                 -
-
         Net cash (used in) provided by    ----------
----------
           financing activities                     -
-
                                           ----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                   (16,139)
(209,390)


Cash and cash equivalents, beginning          275,033
644,685
                                           ----------
----------

Cash and cash equivalents, ending         $   258,894    $
435,295
                                           ==========
==========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $         -    $
149,238
                                           ==========
==========











       The accompanying notes are an integral part of these
statements.
                                     61

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                (Unaudited)

                                                   Series 25

---------------------
                                               1998
1997
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $  (697,599)   $
(138,628)
    Adjustments
       Amortization                             2,623
2,622
       Distributions from
         Operating Partnerships                     -
-
       Share of loss from Operating
Partnerships                        628,641         84,455
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
-
       (Decrease) Increase in accounts
         payable and accrued expenses           1,877
(834)
       Decrease (Increase ) in prepaid
         expenses                                   -
-
       Decrease (Increase) in accounts
         receivable                           288,781
667,142
       (Decrease) Increase in accounts
         payable affiliates                    68,169
-
                                           ----------
----------
         Net cash (used in) provided by
           operating activities               292,492
614,757
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   -
(75,704)
     Capital contributions paid to
       Operating Partnerships                (439,726)
(1,275,083)
     Advances to Operating Partnerships       (24,253)
(72,000)
     Investments                              399,983
248,477
                                           ----------
----------
         Net cash (used in) provided by
           investing activities               (63,996)
(1,174,310)
                                           ----------
----------




                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30,
                                (Unaudited)

                                                  Series 25

----------------------------
                                             1998            1997
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -
-
     Capital contributions received                 -
-
         Net cash (used in) provided by    ----------
----------
           financing activities                     -
-
                                           ----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                   228,496
(559,553)


Cash and cash equivalents, beginning          173,979
956,365
                                           ----------
----------

Cash and cash equivalents, ending         $   402,475    $
396,812
                                           ==========
==========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $         -    $
-
                                           ==========
==========











       The accompanying notes are an integral part of these
statements.
                                     63

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                (Unaudited)

                                                   Series 26

---------------------
                                               1998
1997
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $   (355,245)  $
143,598
    Adjustments
       Amortization                              4,733
4,733
       Distributions from
         Operating Partnerships                  1,625
-
       Share of (income) loss from
         Operating Partnerships                332,331
(149,139)
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                          -
-
       (Decrease) Increase in accounts
         payable and accrued expenses              303
17,749
       Decrease (Increase ) in prepaid
         expenses                                    -
-
       Decrease (Increase) in accounts
         receivable                         (2,731,166)
(14,655)
       (Decrease) Increase in accounts
         payable affiliates                     97,830
-
                                            ----------
----------
         Net cash (used in) provided by
           operating activities             (2,649,589)
2,286
                                            ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                             (58,210)
(187,075)
     Capital contributions paid to
       Operating Partnerships                (353,905)
(1,067,433)
     Advances to Operating Partnerships       274,036
(1,321,208)
     Investments                            3,714,468
2,230,346
                                           ----------    -
----------
         Net cash (used in) provided by
           investing activities             3,576,389
(345,370)
                                           ----------    -
----------









                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                (Unaudited)

                                                  Series 26

----------------------------
                                             1998            1997
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -
(9)
     Capital contributions received                 -
-
         Net cash (used in) provided by    ----------
----------
           financing activities                     -
(9)                                                    ----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                   926,800
(343,093)


Cash and cash equivalents, beginning          105,301
1,239,330
                                           ----------
----------

Cash and cash equivalents, ending         $ 1,032,101    $
896,237
                                           ==========
==========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $         -    $
4,817,771
                                           ==========
==========











       The accompanying notes are an integral part of these
statements.
                                     65









                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                (Unaudited)

                                                   Series 27

---------------------
                                               1998
1997
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $  (191,759)   $
184,479
    Adjustments
       Amortization                             3,881
3,881
       Distributions from
         Operating Partnerships                     -
-
       Share of (income) loss from
         Operating Partnerships               128,857
(190,339)
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
(1)
       (Decrease) Increase in accounts
         payable and accrued expenses          12,772
30,857
       Decrease (Increase) in prepaid
         expenses                                   -
-
       Decrease (Increase) in accounts
         receivable                           (77,524)
(222,577)
       (Decrease) Increase in accounts
         payable affiliates                    75,829
-
                                           ----------
----------
         Net cash (used in) provided by
           operating activities               (47,944)
(193,700)
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                             (25,502)
(92,741)
     Capital contributions paid to
       Operating Partnerships                (863,670)
(932,278)
     Advances to Operating Partnerships             -
(538,910)
     Investments                            1,477,795
1,006,358
                                           ----------    -
----------
         Net cash (used in) provided by
           investing activities               588,623
(557,571)
                                           ----------    -
----------




                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                (Unaudited)

                                                  Series 27

----------------------------
                                             1998            1997
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -
(11)
     Capital contributions received                 -
-
         Net cash (used in) provided by    ----------
----------
           financing activities                     -
(11)
                                           ----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                   540,679
(751,282)


Cash and cash equivalents, beginning          258,292
2,180,687
                                           ----------
----------

Cash and cash equivalents, ending         $   798,971    $
1,429,405
                                           ==========
==========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $   188,022    $
902,310
                                           ==========
==========











       The accompanying notes are an integral part of these
statements.
                                     67









                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30,
                                (Unaudited)

                                                          Series
28
                                                  ---------------
----------
                                                     1998
1997
                                                     ----
----
Cash flows from operating activities:
    Net income (loss)                             $  (18,106)
$   15,246
    Adjustments
       Amortization                                    5,081
5,081
       Distributions from
         Operating Partnerships                            -
-
       Share of (income) loss from
         Operating Partnerships                       47,997
95,440
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                                -
-
       (Decrease) Increase in accounts
         payable and accrued expenses                    256
28,656
       Decrease (Increase ) in prepaid
         expenses                                          -
-
       Decrease (Increase) in accounts
         receivable                                   13,248
(5,212)
       (Decrease) Increase in accounts
         payable affiliates                                -
-
                                                  ----------
-----------
         Net cash (used in) provided by
           operating activities                       48,476
139,211
                                                  ----------
-----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                    (55,704)
(120,700)
     Capital contributions paid to
       Operating Partnerships                       (841,116)
(578,986)
     Advances to Operating Partnerships             (164,382)
(448,520)
     Investments                                   3,144,921
(1,303,047)
                                                  ----------
-----------
         Net cash (used in) provided by
           investing activities                    2,083,719
(2,451,253)
                                                  ----------
-----------




                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                              (Unaudited)


                                                          Series
28
---------------------
                                                     1998
1997
                                                     ----
----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid                   (292)
275
     Capital contributions received                         -
-
         Net cash (used in) provided by            ----------
-----------
           financing activities                          (292)
275
                                                   ----------
-----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                         2,131,903
(2,311,767)


Cash and cash equivalents, beginning                  483,635
4,589,026
                                                   ----------
-----------

Cash and cash equivalents, ending                $  2,615,538   $
2,277,259
                                                   ==========
===========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships                  $          -   $
1,293,023
                                                   ==========
===========









       The accompanying notes are an integral part of these
statements.
                                     69






                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30,
                                (Unaudited)

                                                         Series
29
                                               ------------------
---------
                                                  1998
1997
                                                  ----
----
Cash flows from operating activities:
    Net income (loss)                        $   (96,215)       $
39,123
    Adjustments
       Amortization                                3,804
-
       Distributions from
         Operating Partnerships                        -
-
       Share of (income) loss from
         Operating Partnerships                  110,963
-
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                            -
(11,446)
       (Decrease) Increase in accounts
         payable and accrued expenses                280
317,981
       Decrease (Increase ) in prepaid
         expenses                                      -
-
       Decrease (Increase) in accounts
         receivable                              765,025
(2,245,706)
       (Decrease) Increase in accounts
         payable affiliates                            -
100,310
                                               ---------
-----------
         Net cash (used in) provided by
           operating activities                  783,857
(1,799,738)
                                               ---------
-----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                (11,571)
(2,700,623)
     Capital contributions paid to
       Operating Partnerships                 (1,815,643)
(1,899,060)
     Advances to Operating Partnerships       (3,214,444)
(2,857,323)
     Investments                               4,961,323
(9,177,740)
                                              ----------
-----------
         Net cash (used in) provided by
           investing activities                  (80,335)
(16,634,746)
                                              ----------        -
----------


                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                              (Unaudited)


                                                          Series
29
                                                    -------------
---------
1998              1997
                                                    ----
----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid               (925)
(3,913,451)
     Capital contributions received                     -
29,783,000
         Net cash (used in) provided by         ---------
-----------
           financing activities                      (925)
25,869,549
                                                ---------
-----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                       702,597
7,435,065


Cash and cash equivalents, beginning              305,731
2,040,879
                                              -----------
-----------

Cash and cash equivalents, ending            $  1,008,328       $
9,475,944
                                              ===========
===========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships              $  3,940,022       $
4,874,762
                                              ===========
===========






       The accompanying notes are an integral part of these
statements.
                                     71

                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30,
                                (Unaudited)

                                                 Series 30*
Series 31*
                                                 ----------
----------
                                                    1998
1998
                                                    ----
----
Cash flows from operating activities:
    Net income (loss)                          $    124,576    $
(257)
    Adjustments
       Amortization                                   3,461
3,426
       Distributions from
        Operating Partnerships                            -
-
       Share of (income) loss from
        Operating Partnerships                      (41,475)
72,009
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                               -
-
       (Decrease) Increase in accounts
         payable and accrued expenses                     -
10,502
       Decrease (Increase ) in prepaid
         expenses                                         -
-
       Decrease (Increase) in accounts
         receivable                               1,774,735
137,006
       (Decrease) Increase in accounts
         payable affiliates                               -
(399,995)
                                                -----------  -
-----------
         Net cash (used in) provided by
           operating activities                   1,861,297
(177,309)
                                                -----------  -
-----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                    (9,223)
(45,916)
     Capital contributions paid to
       Operating Partnerships                    (2,957,254)
(3,757,004)
     Advances to Operating Partnerships          (1,412,835)
-
     Investments                                  4,716,151
4,304,228
                                                -----------  -
-----------
         Net cash (used in) provided by
           investing activities                     336,839
501,308
                                                -----------  -
-----------




                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                              (Unaudited)


                                                 Series 30*
Series 31*
                                                 ----------
----------
                                                    1998
1998
                                                    ----
----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid                (1,633)
(2,670)
     Capital contributions received                        -
-
         Net cash (used in) provided by          -----------
----------
           financing activities                       (1,633)
(2,670)
                                                 -----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                        2,196,503
321,329


Cash and cash equivalents, beginning               1,162,518
811,235
                                                 -----------
----------

Cash and cash equivalents, ending               $  3,359,021    $
1,132,564
                                                 ===========
==========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships                 $          -    $
646,440
                                                 ===========
==========






*Series 30 and 31 did not commence operation until after June 30, 1997, therefore they do not have comparative information to report.

       The accompanying notes are an integral part of these
statements.
                                     73

               Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30,
                                (Unaudited)

                                                 Series 32*
                                                 ----------
                                                    1998
                                                    ----
Cash flows from operating activities:
    Net income (loss)                          $     54,567
    Adjustments
       Amortization                                       -
       Distributions from
         Operating Partnerships                           -
       Share of (income) loss from
          Operating Partnerships                     13,798
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                               -
       (Decrease) Increase in accounts
         payable and accrued expenses            (5,343,217)
       Decrease (Increase ) in prepaid
         expenses                                         -
       Decrease (Increase) in accounts
         receivable                              (3,568,789)
       (Decrease) Increase in accounts
         payable affiliates                         (90,995)
                                                -----------
         Net cash (used in) provided by
           operating activities                  (8,934,636)
                                                -----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                (3,257,638)
     Capital contributions paid to
       Operating Partnerships                   (12,569,392)
     Advances to Operating Partnerships           5,774,698
     Investments                                   (104,615)
                                                -----------
         Net cash (used in) provided by
           investing activities                 (10,156,947)
                                                -----------




                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                    Three Months Ended June 30,
                               (Unaudited)

               Series 32*
                                                 ----------
                                                    1998
                                                    ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid            (4,619,655)
     Capital contributions received               35,069,000
         Net cash (used in) provided by          -----------
           financing activities                   30,449,345
                                                 -----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                       11,357,762


Cash and cash equivalents, beginning                  72,770
                                                 -----------

Cash and cash equivalents, ending               $ 11,430,532
                                                 ===========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships                 $ 12,518,969
                                                 ===========






*Series 32 did not commence operation until after June 30, 1997, therefore it does not have comparative information to report.

       The accompanying notes are an integral part of these
statements.
                                     75

                     Boston Capital Tax Credit Fund IV L.P.
                         NOTES TO FINANCIAL STATEMENTS
                             June 30, 1998
                                  (Unaudited)
NOTE A - ORGANIZATION

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

Pursuant to the Securities Act of 1933, the Fund filed a Form
S-11
Registration Statement with the Securities and Exchange
Commission,
effective December 16, 1993 which covered the offering (the
"Public
Offering") of the Fund's beneficial assignee certificates
("BACs")
representing assignments of units of the beneficial interest of the
limited partnership interest of the Assignor Limited Partner.
The Fund
registered 30,000,000 BACs at $10 per BAC for sale to the public in one
or more series.  One April 18, 1996 an amendment to Form S-11 which
registered an additional 10,000,000 BACs for sale to the public in one or more
series became effective. On April 2, 1998 an amendment to Form S-11, which registered an additional 25,000,000 BACs for sale to the public in one or more series became effective. Offers and sales of BACs in Series 20, Series 21,
Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31 and Series 32 were completed and the last of the BACs in Series 20, Series 21,
Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31 and Series 32 were issued by the Fund on June 24, 1994, September 30, 1994,
December 28, 1994, June 23, 1995, September 22, 1995, December
29, 1995, June 25, 1996, September 17, 1996, January 29, 1997,
June 10, 1997, September 10, 1997, January 18, 1998 and June 23, 1998 respectively. The Fund sold 3,866,700 of Series 20 BACs, for a total of $38,667,000; 1,892,700 of Series 21 BACs for a total of $18,927,000; 2,564,400 of Series 22 BACs for a total of $25,644,000; 3,336,727 of Series 23 BACs for a total of $33,366,000; 2,169,878 of Series 24 BACs for a total of $21,697,000; 3,026,109 of Series 25 BACs for a total of $30,248,000; 3,995,900 of Series 26 BACs for a total of $39,959,000; 2,460,700 of Series 27 BACS for a total of $24,607,000; 4,000,738 of Series 28 BACs for a total of $39,999,000; 3,918,000 of Series 29 BACs for a total of $39,918,000; 2,649,075 of Series 30 BACs for a total of $26,490,750; 4,417,857 of Series 31 BACs for a total of $44,057,750; and 4,754,198 of Series 32 BACs for a total of $47,431,000. The fund is continuing to offer BACs in Series 33 at June 30, 1998.
                                     76


                    Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            June 30, 1998
                                  (Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of June 30, 1998 and for the three months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange
Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

Investment Securities
---------------------
The Fund has determined that all of its investment securities are to be categorized as securities available for sale. Securities classified as available for sale are those debt securities that the Fund purchased that may be liquidated prior to the maturity date should the need arise. These securities are carried at approximate fair market value. All of the investments held by the Fund are tax-exempt municipal bonds and Certificates of Deposit.

The amortized cost of securities available for sale as of June
30, 1998
by contractual maturity are as follows:

                                 Amortized
                                    Cost
                                 ----------
   Due in one year or less      $32,220,026
   Due after one year            13,622,540
                                 ----------
   Total                        $45,842,566
                                 ==========

The fair market value of the securities is $46,073,792. The difference being an unrealized gain on securities available for sale of $231,226, as of June 30, 1998.


                    Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            June 30, 1998
                                  (Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

Amortization
------------
The Fund amortizes organizational costs over 60 months. As of June 30, 1998 and 1997 the Fund has accumulated amortization of $425,498 and $251,855 respectively.

The breakdown of accumulated amortization within the fund is as follows:

                              1998          1997
                              ----          ----
          Series 20        $ 91,145      $  67,860
          Series 21          65,017         46,060
          Series 22          45,045         32,507
          Series 23          39,217         26,144
          Series 24          34,973         21,994
          Series 25          26,221         16,554
          Series 26          37,862         18,931
          Series 27          27,164         11,642
          Series 28          30,489         10,163
          Series 29          12,437              -
          Series 30           9,077              -
          Series 31           6,851              -
                            -------        -------
                           $425,498       $251,855
                            =======        =======
Series 32 organization costs will be amortized over 60 months beginning July 1, 1998.

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Services, Inc., and Boston Capital Asset Management L.P. (formerly Boston Capital Communications Limited Partnership) as follows:

For the quarter ended June 30, 1998, Boston Capital Services,
Inc.
received $753,600 for Series 32 as Dealer-Manager fees for marketing advice and investment banking services performed at the time of the Fund's offering of BACs. Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, and Series 31 completed payment of all Dealer-Manager fees prior to the quarter ended June 30, 1998.

Boston Capital Partners, Inc. is entitled to asset acquisition fees for selecting, evaluating, structuring, negotiating, and closing the Fund's acquisition of interest in the Operating Partnerships. During the quarter ended June 30, 1998, Series 32 paid $2,980,865 for acquisition fees to Boston Capital Holdings Limited Partnership. Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29 Series 30, and Series 31 completed payment of all acquisition fees prior to the quarter ended June 30, 1998.

                    Boston Capital Tax Credit Fund IV L.P.
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           June 30, 1998
                                 (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS - (cont.)

Of the total acquisition fees and expenses incurred, $98,235, $53,731, $203,297, $166,769, $278,244, $297,327, $659,244,
$393,633, $594,919, $259,576, $1,071,309, $408,220 and $842,909
for Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, and Series 32, respectively, related to costs incurred in connection with the purchase of interests in Operating Partnerships not finalized as of June 30, 1998.

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued or paid to Boston Capital Asset Management L.P. (formerly
Boston
Capital Communications Limited Partnership).

The fund management fees accrued for the quarters ended June 30, 1998 and
1997 are as follows:

                                1998           1997
                                ----           ----
           Series 20         $ 94,773       $ 94,745
           Series 21           56,460         56,460
           Series 22           61,893         61,893
           Series 23           60,066         59,913
           Series 24           58,287         53,580
           Series 25           68,169              -
           Series 26           97,830              -
           Series 27           75,829              -
                              -------        -------
                             $573,307       $326,591
                              =======        =======

The fund management fees paid for the quarters ended June 30, 1998 and
1997 are as follows:

                                1998           1997
                                ----           ----

           Series 28           70,977         64,718
           Series 29           69,218         71,902
           Series 30           30,359         63,051
           Series 31           63,381         15,122
           Series 32           22,037              -
                              -------        -------
                             $255,972       $214,793
                              =======        =======


                     Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            June 30, 1998
                                  (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 1998 and 1997 the Fund has limited partnership interests in
276 and 204 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at June 30, 1998 and 1997 is as follows:

                               1998            1997
                               ----            ----
           Series 20            24              24
           Series 21            14              14
           Series 22            28              28
           Series 23            22              22
           Series 24            24              24
           Series 25            22              22
           Series 26            42              40
           Series 27            14               9
           Series 28            25              14
           Series 29            18               7
           Series 30            13               -
           Series 31            23               -
           Series 32             7               -
                               ---             ---
                               276             204
                               ===             ===

Under the terms of the Fund's investment in each Operating
Partnership, the
Fund is required to make capital contributions to the Operating
Partnerships.
These contributions are payable in installments over several years upon each
Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at June 30, 1998 and 1997 are as follows:

                             1998            1997
                             ----            ----
           Series 20     $   454,955     $ 1,138,180
           Series 21         860,126         929,965
           Series 22       1,836,296       2,669,008
           Series 23       2,353,855       4,091,775
           Series 24       1,408,457       2,274,311
           Series 25       2,951,346       5,158,262
           Series 26       8,916,296      11,417,788
           Series 27       3,287,094       3,903,474
           Series 28       6,344,871       2,491,677
           Series 29      11,474,205       7,662,159
           Series 30       6,756,093               -
           Series 31      12,823,100               -
           Series 32      12,963,863               -
                          ----------      ----------
                         $72,430,557     $41,736,599
                          ==========      ==========


                     Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 1998
                                  (Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (Cont.)

The Fund's fiscal year ends March 31st for each year, while all the Operating
Partnerships' fiscal years are the calendar Year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the
Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 1998.


               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Three months ended March 31,
                             (Unaudited)

                                                 Series 20

---------------------------
                                          1998             1997
                                          ----             ----
Revenues
   Rental                             $ 2,052,899      $
1,896,765
   Interest and other                     108,438
81,194
                                        ---------
---------
                                        2,161,337
1,977,959
                                        ---------
---------
Expenses
  Interest                                810,760
781,855
  Depreciation and amortization           766,913
736,410
  Operating expenses                    1,253,340
1,087,985
                                        ---------
---------
                                        2,831,013
2,606,250
                                        ---------
---------

          NET LOSS                    $  (669,676)     $
(628,291)
                                       ==========
==========
Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                       $  (651,369)     $
(610,355)
                                       ==========
==========

Net loss allocated to
    other partners                    $    (6,697)     $
(6,283)
                                       ==========
==========

Net Loss Suspended                    $   (11,610)     $
(11,653)
                                       ==========
==========




                   Boston Capital Tax Credit Fund IV L.P

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                         June 30, 1998
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Three months ended March 31,
                              (Unaudited)

                                                Series 21

--------------------------
                                           1998             1997
                                           ----             ----
 Revenues
   Rental                             $ 1,226,138      $
1,020,299
   Interest and other                      51,219
51,328
                                        ---------
---------
                                        1,277,357
1,071,627
                                        ---------
---------
Expenses
  Interest                                477,207
555,826
  Depreciation and amortization           310,989
386,864
  Operating expenses                      676,301
601,878
                                        ---------
---------
                                        1,464,497
1,544,568
                                        ---------
---------

          NET INCOME (LOSS)           $  (187,140)     $
(472,941)
                                        =========
=========

Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                       $  (185,268)     $
(468,212)
                                        =========
=========

Net loss allocated to
  other partners                      $    (1,872)     $
(4,729)
                                        =========
=========











                   Boston Capital Tax Credit Fund IV L.P.

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              June 30, 1998
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                         Three Months ended March 31,
                             (Unaudited)

                                                  Series 22

--------------------------
                                          1998             1997
 Revenues                                 ----             ----

   Rental                              $1,080,912
$1,092,233
   Interest and other                      60,536
53,954
                                        ---------
---------
                                        1,141,448
1,146,187
                                        ---------
---------
Expenses
  Interest                                331,719
396,429
  Depreciation and amortization           313,111
449,333
  Operating expenses                      634,311
619,908
                                        ---------
---------
                                        1,279,141
1,465,670
                                        ---------
---------

          NET INCOME (LOSS)            $ (137,693)      $
(319,483)
                                        =========
=========

Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $ (136,316)      $
(316,288)
                                        =========
=========

Net loss allocated to
   other partners                      $   (1,377)      $
(3,195)
                                        =========
=========











               Boston Capital Tax Credit Fund IV L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       June 30, 1998
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Three months ended March 31,
                          (Unaudited)

                                                Series 23

----------------------------
                                          1998             1997
 Revenues                                 ----             ----
   Rental                             $ 1,311,776      $
1,255,291
   Interest and other                      64,667
58,220
                                       ----------
----------
                                        1,376,443
1,313,511
                                       ----------
----------
Expenses
  Interest                                459,185
460,702
  Depreciation and amortization           469,704
524,278
  Operating expenses                      716,102
700,018
                                       ----------
----------

                                        1,644,991
1,684,998
                                       ----------
----------

          NET INCOME (LOSS)           $  (268,548)     $
(371,487)
                                       ==========
==========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                       $  (265,863)     $
(367,772)
                                       ==========
==========

Net income (loss) allocated to
  other partners                      $    (2,685)     $
(3,715)
                                       ==========
==========












                   Boston Capital Tax Credit Fund IV L.P.

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                         June 30, 1998
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Three Months ended March 31,
                             (Unaudited)

                                           Series 24
                                    -------------------------
                                     1998               1997
 Revenues                            ----             --------

   Rental                        $ 1,236,097       $  951,135
   Interest and other                 30,612           19,608
                                   ---------        ---------
                                   1,266,709          970,743
                                   ---------        ---------

Expenses
  Interest                           430,152          367,244
  Depreciation and amortization      481,002          286,807
  Operating expenses                 723,746          616,827
                                   ---------        ---------
                                   1,634,900        1,270,878
                                   ---------        ---------

          NET INCOME (LOSS)      $  (368,191)      $ (300,135)
                                  ==========        =========

Net loss allocated to
  Boston Capital Tax Credit
  Fund IV L.P.                   $  (364,511)      $ (297,135)
                                  ==========        =========

Net loss allocated to
   other partners                $    (3,680)      $   (3,000)
                                  ==========        =========










                   Boston Capital Tax Credit Fund IV L.P.

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                         June 30, 1998
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Threee months ended March 31,
                             (Unaudited)

                                                    Series 25
                                            ---------------------
------
                                                1998
1997
 Revenues                                       ----            -
---

   Rental                                   $1,672,810
$1,834,216
   Interest and other                           45,095
57,776
                                             ---------       ----
-----
                                             1,717,905
1,891,992
                                             ---------       ----
-----

Expenses
  Interest                                     619,633
455,561
  Depreciation and amortization                542,819
302,080
  Operating expenses                         1,190,444
1,219,659
                                             ---------       ----
-----
                                             2,352,896
1,977,300
                                             ---------       ----
-----

          NET INCOME (LOSS)                 $ (634,991)     $
(85,308)
                                             =========
=========

Net loss allocated to
  Boston Capital Tax Credit
  Fund IV L.P.                              $ (628,641)    $
(84,455)
                                             =========
==========

Net loss allocated to
   other partners                           $   (6,350)    $
(853)
                                             =========
========









               Boston Capital Tax Credit Fund IV L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        June 30, 1998
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Three months ended March 31,
                             (Unaudited)


                                               Series 26
                                        ----------------
----------
                                          1998             1997
 Revenues                                 ----             ----
   Rental                              $1,551,516       $
732,902
   Interest and other                      80,218
158,295
                                        ---------
---------

                                        1,631,734
891,197
                                        ---------
---------
Expenses
  Interest                                506,120
137,075
  Depreciation and amortization           562,947
111,570
  Operating expenses                      898,355
491,907
                                        ---------
---------

                                        1,967,422
740,552
                                        ---------
---------

          NET INCOME (LOSS)            $ (335,688)      $
150,645
                                        =========
=========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $ (332,331)      $
149,139
                                        =========
=========

Net income (loss) allocated to
  other partners                       $   (3,357)      $
1,506
                                        =========
=========


               Boston Capital Tax Credit Fund IV L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        June 30, 1998
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Three months ended March 31,
                             (Unaudited)


                                                Series 27
                                        -------------------------
                                          1998              1997
 Revenues                                 ----              ----
   Rental                              $  860,529       $
223,707
   Interest and other                      34,201
85,977
                                        ---------
---------

                                          894,730
309,684
                                        ---------
---------
Expenses
  Interest                                395,247
15,278
  Depreciation and amortization           163,638
9,450
  Operating expenses                      466,004
92,694
                                        ---------
---------

                                        1,024,889
117,422
                                        ---------
---------

          NET INCOME (LOSS)            $ (130,159)      $
192,262
                                        =========
=========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $ (128,857)      $
190,339
                                        =========
=========

Net income (loss) allocated to
  other partners                       $   (1,302)      $
1,923
                                        =========
=========





               Boston Capital Tax Credit Fund IV L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        June 30, 1998
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Three months ended March 31,
                             (Unaudited)


                                                Series 28
                                        -------------------------
                                          1998              1997
 Revenues                                 ----              ----
   Rental                              $  598,936       $
27,715
   Interest and other                      21,176
66,696
                                        ---------
---------

                                          620,112
94,411
                                        ---------
---------
Expenses
  Interest                                208,596
2,522
  Depreciation and amortization           114,230
4,112
  Operating expenses                      345,768
184,181
                                        ---------
---------

                                          668,594
190,815
                                        ---------
---------

          NET INCOME (LOSS)            $  (48,482)      $
(96,404)
                                        =========
=========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $  (47,997)      $
(95,440)
                                        =========
=========

Net income (loss) allocated to
  other partners                       $     (485)      $
(964)
                                        =========
=========





                  Boston Capital Tax Credit Fund IV L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        June 30, 1998
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Three months ended March 31,
                             (Unaudited)


                                        Series 29*        Series
30*
                                        ---------         -------
---
                                          1997               1997
 Revenues                                 ----               ----
   Rental                              $  392,107
271,150
   Interest and other                      26,415
10,092
                                        ---------        --------
-

                                          418,522
281,242
                                        ---------        --------
-
Expenses
  Interest                                139,074          75,158
  Depreciation and amortization            34,001             936
  Operating expenses                      357,531         163,254
                                        ---------        --------

                                          530,606         239,348
                                        ---------        --------

          NET INCOME (LOSS)            $ (112,084)         41,894
                                        =========        ========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $ (110,963)         41,475
                                        =========        ========

Net income (loss) allocated to
  other partners                       $   (1,121)            419
                                        =========        ========





* Series 29 and Series 30 did not commence operations until after March 31, 1998 therefore they do not have comparative information to report.

                 Boston Capital Tax Credit Fund IV L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        June 30, 1998
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Three months ended March 31,
                             (Unaudited)


                                        Series 31*        Series
32*
                                        ---------         -------
---
                                          1997               1997
 Revenues                                 ----               ----
   Rental                              $  277,397        $
12,997
   Interest and other                       5,214
796
                                        ---------         -------
-

                                          282,611
13,793
                                        ---------         -------
-
Expenses
  Interest                                 87,517
18,227
  Depreciation and amortization            34,794
7,833
  Operating expenses                      233,036
1,670
                                        ---------         -------
-

                                          355,347
27,730
                                        ---------         -------
-

          NET INCOME (LOSS)            $  (72,736)      $
(13,937)
                                        =========
=========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $  (72,009)
(13,798)
                                        =========
=========

Net income (loss) allocated to
  other partners                       $     (727)      $
(139)
                                        =========
=========





* Series 31 and Series 32 did not commence operations until after March 31, 1998 therefore they do not have comparative information to report.

                  Boston Capital Tax Credit Fund IV L.P.
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           June 30, 1998
                             (Unaudited)


NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS-CONTINUED

When comparing the results of operations from the Operating Partnerships for the three months ended March 31, 1998 and March 31, 1997 numerous variances, some material in nature, exist. The variances are the result of a number of factors including an increase in the number of Operating Partnerships owned, an increase in the number which have completed construction, and an increase in the number which have completed the lease-up phase.

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the fiscal year ended March 31, 1999 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating
Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.























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

The Fund is currently accruing the fund management fee for Series
20, Series
21, Series 22, Series 23, Series 24, Series 25, Series 26 and Series 27. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Fund receives sales or refinancing proceeds from Operating partnerships which will be used to satisfy such liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund. The Fund is currently unaware if any trends which would create insufficient liquidity to meet future third party obligations.

Capital Resources
-----------------
The Fund offered BACs in a Public Offering declared effective by the
Securities and Exchange Commission on December 16, 1993.  The
Fund received
$38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000,
$30,248,000,
$39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750,
$44,037,750, and $47,431,000, representing 3,866,700, 1,892,700,
2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700,
3,999,900, 3,991,800, 2,649,075,  4,417,857 and 4,754,198 BACs
from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31 and Series 32, respectively.

Series 20
---------
The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $28,603,737.

During the quarter ended June 30, 1998, $97,459 of Series 20 net offering proceeds had been used to pay capital contributions. Series 20 net offering proceeds in the amount of $205,267 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series
20 has invested in as of June 30, 1998.

Series 21
---------
The Fund commenced offering BACs in Series 21 on July 1, 1994.
Offers and
sales of BACs in Series 21 were completed on December 31, 1994.
The Fund has
committed proceeds to pay initial and additional installments of capital
contributions to 14 Operating Partnerships in the amount of
$13,872,730.
                                     93

During the quarter ended June 30, 1998, none of Series 21 net offering proceeds had been used to pay capital contributions. Series 21 net offering proceeds in the amount of $860,126 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series
21 has invested in as of June 30, 1998.

Series 22
---------
The Fund commenced offering BACs in Series 22 on October 10, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 28 Operating Partnerships in the amount of $18,517,848.

During the quarter ended June 30, 1998, none of Series 22 net offering proceeds had been used to pay capital contributions. Series 22 net offering proceeds in the amount of $721,778 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series
22 has invested in as of June 30, 1998.

Series 23
---------
The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on September 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278.

During the quarter ended June 30, 1998 $370,254 of Series 23 net offering proceeds had been used to pay capital contributions. Series 23 net offering proceeds in the amount of $287,552 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series
23 has invested in as of June 30, 1998.

Series 24
---------
The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,939,004.

During the quarter ended June 30, 1998, $109,868 of Series 24 net offering proceeds had been used to pay initial and additional capital contributions.  Series 24 net offering proceeds in the amount of
$427,164
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 24 has invested in as June 30,
1998.

Series 25
---------
The Fund commenced offering BACs in Series 25 on September 30,
1995.  Offers
and sales of BACs in Series 25 were completed on December 29,
1995.  The Fund
has committed proceeds to pay initial and additional installments of capital
contributions to 22 Operating Partnerships in the amount of
$22,449,722.
                                     94

During the quarter ended June 30, 1998, $439,726 of Series 25 net offering proceeds had been used to pay initial and additional capital contributions.  Series 25 net offering proceeds in the amount of
$1,001,119
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 25 has invested in as of June
30, 1998.

Series 26
---------
The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 25, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 42 Operating Partnerships in the amount of $27,756,420.

During the quarter ended June 30, 1998, $353,905 of Series 26 net offering proceeds had been used to pay initial and additional capital contributions.  Series 26 net offering proceeds in the amount of
$3,962,905
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 26 has invested in as of June
30, 1998.

Series 27
---------
The Fund commenced offering BACs in Series 27 on June 24, 1996. Offers and sales of BACs in Series 27 were completed on September 17, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $17,175,371.

During the quarter ended June 30, 1998, $863,670 of Series 27 net offering proceeds had been used to pay initial and additional capital contributions.  Series 27 net offering proceeds in the amount of
$1,986,123
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 27 has invested in as of June
30, 1998.

Series 28
---------
The Fund commenced offering BACs in Series 28 on September
30,1996.  Offers
and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 25 Operating Partnership in the amount of $24,959,483.

During the quarter ended June 30, 1998, $841,116 of Series 28 net offering proceeds had been used to pay initial and additional capital contributions.  Series 28 net offering proceeds in the amount of
$6,344,871
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 28 has invested in as of June
30, 1998.

Series 29
---------
The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 18 Operating Partnerships in the amount of $26,234,485.



                               95


During the quarter ended June 30, 1998, $1,815,643 of Series 29 net
offering proceeds had been used to pay initial and additional capital
contributions.  Series 29 net offering proceeds in the amount of
$9,614,192
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 29 has invested in as of June
30, 1998.

Series 30
---------
The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 13 Operating Partnerships in the amount of $12,787,685.

During the quarter ended June 30, 1998, $2,957,254 of Series 30 net
offering proceeds had been used to pay initial and additional capital
contributions.  Series 30 net offering proceeds in the amount of
$6,756,093
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 30 has invested in as of June
30, 1998.

Series 31
---------
The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $27,582,786.

During the quarter ended June 30, 1998, $3,757,004 of Series 31 net
offering proceeds had been used to pay initial and additional capital
contributions.  Series 31 net offering proceeds in the amount of
$11,365,912
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 31 has invested in as of June
30, 1998.

Series 32
---------
The Fund commenced offering BACs in Series 32 on January 19,
1998. Offers
and sales of BACs in Series 32 were completed on June 23, 1998.
The Fund
has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $26,480,140.

During the quarter ended June 30, 1998, $12,569,392 of Series 32 net
offering proceeds had been used to pay initial and additional capital
contributions.  Series 32 net offering proceeds in the amount of
$12,963,863
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 32 has invested in as of June
30, 1998.

Series 33
---------
The Fund commenced offering BACs in Series 33 on June 22, 1998, but no investors had been admitted as BAC holders as of June 30, 1998. The Fund is continuing to offer BACs in Series 33.





                                    96

Results of Operations
---------------------

As of June 30, 1998 and 1997 the Fund held limited partnership interests in 276 and 204 Operating Partnerships, respectively. In each instance the
Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment
Complex which initially complied with the Minimum Set-Aside Test
(i.e.,
occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the
Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Fund's results of operations for future periods will vary significantly from those for the period ended June 30, 1998 as Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31 and Series 32 continue to use the funds raised to invest in partnership interests of additional Operating Partnerships, and the Fund continues to offer BACs in Series 33.

The final BACs in Series 32 were issued on June 23, 1998 bringing the total dollars raised for Series 32 to $47,431,000. The Fund has started offering BACs in Series 33 and has collected equity totaling $$1,063,000 as of June 30, 1998. No investors have been admitted to Series 33 as of June 30, 1998.

The Fund incurred a fund management fee to Boston Capital Asset
Management
Limited Partnership (formerly Boston Capital Communications
Limited
Partnership) in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred for the quarter ended
June 30, 1998 for Series 20, Series 21, Series 22, Series 23,
Series 24,
Series 25, Series 26, Series 27, Series 28, Series 29, Series 30,
Series
31 and Series 32 were $93,153, $42,460, $60,743, $58,816,
$58,287, $64,369, $88,830, $75,829, $69,177, $69,218, $30,359,
$63,361 and $20,037, respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal
Housing Tax Credits for allocation to its partners and BAC holders.

Series 20
---------
As of June 30, 1998 and 1997 the average Qualified Occupancy for the series was 100%. The series had a total of 24 properties at June
30, 1998, all of which were at 100% qualified occupancy.

For the three months being reported Series 20 reflects a net loss from
Operating Partnerships of $669,676. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$97,237. This is an interim period estimate; it is not indicative of the final year end results.

                                  97


Breeze Cove Limited Partnership (Breeze Cove Apartments) experienced financial difficulties in 1997 due to vacancy issues and high expenses. The management company has steadily improved occupancies throughout 1997 and 1998, and occupancy currently stands at 99%. The Operating General Partner is pushing the management company to reduce expenses as well. The Operating General Partner will be filing refinancing applications with the state financing agency by September 1998, and capital needs are anticipated to be addressed as part of the refinancing package.

The Operating General Partner of East Douglas Apartments Limited Partnership (East Douglas Apartments) failed to meet his partnership obligations. As a result, the Operating General Partner and its related management agent were replaced in April, 1998. The new management company is focusing on improving the property's physical occupancy and operations. The property's mortgages have gone into default. The new Operating General Partner has worked out a forbearance agreement with the lender and anticipates submitting a refinancing package to a new lender by August 31, 1998.

In August 1996 the Investment General Partner was notified that Virginia Avenue Affordable Limited Partnership (Kristine Apartments) was named as defendant in a land encroachment complaint. Initial efforts to settle the complaint were unsuccessful, but recently a judgment was issued by which the operating partnership would receive an appropriate quit claim deed and other title related documents confirming the partnership's interest in the disputed property.

Series 21
---------
As of June 30, 1998 and 1997 the average Qualified Occupancy for the series was 93.9% and 89.5%, respectively. The series had a total of 14 properties at June 30, 1998. Out of the total 8 were at 100% qualified occupancy.

For the three months being reported Series 21 reflects a net loss from
Operating Partnerships of $187,140. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $123,849. This is an interim period estimate; it is not indicative of the final year end results.

The Internal Revenue Service is auditing Pinedale II Limited Partnership (Pinedale Apartments II) and Pumphouse Crossing II Limited Partnership's (Pumphouse Crossing II Apartments) compliance with the requirements of the Low-Income Housing Tax Credit Program. At this time management cannot determine the final outcome of the ongoing audit.

Series 22
---------
As of June 30, 1998 and 1997 the average Qualified Occupancy for the series was 100% and 95.4% respectively. The series had a total of 28 properties at June 30, 1998 all of which were at 100% qualified occupancy.

For the three months being reported Series 22 reflects a net loss from
Operating Partnerships of $137,693.  When adjusted for
depreciation which is a
non-cash item, the Operating Partnerships reflect positive
operations of
$175,418.  This is an interim period estimate; it is not
indicative of the
final year end results.
                                 98

Series 23
---------
As of June 30, 1998 and 1997 the average Qualified Occupancy for the series was 100% and 98.5%, respectively. The series had a total of 22 properties at June 30, 1998 all of which were at 100% qualified occupancy.

For the three months being reported Series 23 reflects a net loss from
Operating Partnerships of $268,548. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a positive operations of $201,156. This is an interim period estimate; it is not indicative of the final year end results.

Series 24
---------
As of June 30, 1998 and 1997 the average Qualified Occupancy for the series was 99.8% and 96.2%, respectively. The series had a total of 24 properties at June 30, 1998. Out of the total 23 were at 100% qualified occupancy.

For the three months being reported Series 24 reflects a net loss from
Operating Partnerships of $368,191. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $112,811. This is an interim period estimate; it is not indicative of the final year end results.

In the prior fiscal year the Investment General Partner became aware of the Operating General Partner's intention to not completely fund construction costs of SG Wyandotte L.P. (Wyandotte Apartments). As a result, the Operating General Partner was removed in August 1997. The new Operating General Partner is currently working with a local construction consultant to complete the final payments of the subcontractors. During the first quarter 1997 construction was completed, and the property reached 100% qualified occupancy by December 1997. The new Operating General Partner is currently working with the Opearting Partnership's mortgage lender to convert to permanent loan status by the end of the year.

Series 25
---------
As of June 30, 1998 and 1997 the average Qualified Occupancy for the series was 98.9% and 88.7%, respectively. The series had a total of 22 properties at June 30, 1998. Out of the total 19 were at 100% Qualified Occupancy and 1 was in active lease-up.

For the three months being reported Series 25 reflects a net loss from
Operating Partnerships of $634,991. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss of $92,172. This is an interim period estimate; it is not indicative of the final year end results.

In the prior fiscal year the Investment General Partner became aware of the Operating General Partner's intention to not completely fund construction costs of SG Wyandotte L.P. (Wyandotte Apartments). As a result, the Operating General Partner was removed in August 1997. The new Operating General Partner is currently working with a local construction consultant to complete the final payments of the subcontractors. During the first quarter 1997


                                   99
construction was completed, and the property reached 100% qualified occupancy by December 1997. The new Operating General
Partner is currently working with the Opearting Partnership's mortgage lender to convert to permanent loan status by the end of the year.

Series 26
---------
As of June 30, 1998 and 1997 the average Qualified Occupancy for the series was 96.4% and 92.2%, respectively. The series had a total of 42 properties at June 30, 1998. Out of the total 32 were at 100% qualified occupancy and 6 were in active lease-up. The series also had 2 properties which were under construction and 1 property with multiple buildings some of which were under construction and some of which were in lease-up at June 30, 1998.

For the three months being reported Series 26 reflects a net loss from Operating Partnerships of $335,688. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$227,259. This is an interim period estimate; it is not indicative of the final year end results.

In the prior fiscal year the Investment General Partner became aware of the Operating General Partner's intention to not completely fund construction costs of SG Hazeltine Limited Partnership (Hazeltine Apartments). As a result, the Operating General Partner was removed in August 1997. The new Operating General Partner is currently working with a local construction consultant to complete the final payments of the subcontractors. During the first quarter 1997 construction was completed and the property reached 100% qualified occupancy by December 1997. The new Operating General Partner is currently working with the Operating Partnership's mortgage lender to convert to permanent loan status by the end of the year.

Series 27
---------
As of June 30, 1998 and 1997 the average Qualified Occupancy for the series was 77% and 82%, respectively. The series had a total of 14 properties at June 30, 1998. Out of the total 7 were at 100% qualified occupancy and 4 were in active lease-up. The series also had 2 properties which were under construction June 30, 1998.


For the three months being reported Series 27 reflects a net loss from Operating Partnerships of $130,159. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$33,469. This is an interim period estimate; it is not indicative of the final year end results.

Series 28
---------
As of June 30, 1998 and 1997 the average Qualified Occupancy for the series was 95% and 56.7%, respectively. The series had a total of 25 properties at June 30, 1998. Out of the total 18 were at 100% qualified occupancy and 2 were in active lease-up. The series also had 4 properties which were under construction and 1 property with multiple buildings some of which were under construction and some of which were in lease-up at June 30, 1998.

                                 100
For the three months being reported Series 28 reflects a net loss from
Operating Partnerships of $48,482. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $65,748. This is an interim period estimate; it is not indicative of the final year end results.

Series 29
---------
As of June 30, 1998 and 1997 the average qualified occupancy for the Series was 88.5% and 100%, respectively. The series had a total of 18 properties at June 30, 1998. Out of the total 10 were at 100% qualified occupancy and 3 were in active lease-up. The series also had 5 properties which were under construction at June 30, 1998

For the three months being reported Series 29 reflects a net loss from
Operating Partnerships of $112,084. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss of $78,083.
This is an interim period estimate; it is not indicative of the final year end results.

Series 30
---------
As of June 30, 1998 the average qualified occupancy for the series was 58.3%. The series had a total of 13 properties at June 30, 1998. Out of the total 2 were at 100% qualified occupancy and 2 were in active lease-up. The series also had 6 properties that were under construction and 3 properties with multiple buildings some of which were in lease-up and some of which were under construction at June 30, 1998. Since all of the properties in Series 30 were acquired after June 30, 1997, there is no comparative information to report.

For the three months being reported Series 30 reflects a net income from
Operating Partnerships of $41,894. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $42,830. This is an interim period estimate; it is not indicative of the final year end results.

Series 31
---------
As of June 30, 1998 the average qualified occupancy for the series was 72%. The series had a total of 23 properties at June 30, 1998. Out of the total 5 were at 100% qualified occupancy and 7 were in active lease-up. The series also had 11 properties that were under construction and 7 properties with multiple buildings some of which were in lease-up and some of which were under construction at June 30, 1998. Since all of the properties in Series 31 were acquired after June 30, 1997, there is no comparative information to report.

For the three months being reported Series 31 reflects a net loss from
Operating Partnerships of $72,736. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss of $37,942.
This is an interim period estimate; it is not indicative of the final year end results.

Series 32
---------
As of June 30, 1998 the average qualified occupancy for the series was 66.7%. The series had a total of 7 properties at June 30, 1998. Out of the total 2 were at 100% qualified occupancy and 1 was in active lease-up. The series also had 4 properties that were under construction at June 30, 1998. Since all of the properties in Series 32 were acquired after June 30, 1997, there is no comparative information to report.

For the three months being reported Series 32 reflects a net loss from
Operating Partnerships of $13,937. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss of $6,104.
This is an interim period estimate; it is not indicative of the final year end results.

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

                             BOSTON CAPITAL TAX CREDIT
                             FUND IV L.P.



                             By:  Boston Capital Associates IV
L.P.




                             By:  C&M Associates d/b/a
                                  Boston Capital Associates



Date: August 20, 1998        By:   /s/ John P. Manning
                                       -------------------
                                       John P. Manning,
                                       Partner & Principal
Financial
                                       Officer