Form 10-Q
period 1998-09-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 1998-11-20
CIK 913778

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  September 30, 1998
                                     ------------------
                                             or

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



                        QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED September 30, 1998
              -----------------------------------------------


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

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................



















               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS




                                      September 30,        March
31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $312,812,677
$263,155,258


OTHER ASSETS
   Cash and cash equivalents                  9,535,295
4,193,020
   Investments                               61,059,864
70,135,961
   Notes receivable                          22,150,808
24,395,853
   Deferred acquisition costs                 5,072,287
5,541,912
   Organization costs, net of
     accumulated amortization (Note B)          594,212
603,443
   Other assets                              19,103,003
18,047,506
                                            -----------
-----------

                                           $430,328,146
$386,072,953
                                            ===========
===========

LIABILITIES

   Accounts payable & accrued
     expenses (Note C)                     $  3,868,075         $
5,486,292
   Accounts payable affiliates                4,177,709
3,413,858
   Capital contributions payable (Note D)    68,976,020
70,863,665
                                            -----------
-----------

                                             77,021,804
79,763,815
                                            -----------
-----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS




                                            September 30,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest,
      $10 stated value per BAC; 65,000,000
      authorized BACs; 45,764,907 issued and
      outstanding as of September 30, 1998   353,462,690
306,404,507
   General Partner                              (387,574)
(326,595)
   Unrealized gain (loss) on securities
    available for sale, net                      231,226
231,226
                                             -----------
-----------

                                             353,306,342
306,309,138
                                             -----------
-----------

                                            $430,328,146
$386,072,953
                                             ===========
===========



















       The accompanying notes are an integral part of these statements.

                    Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     Series 20

---------------------------
                                     September 30,     March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $22,215,835
$23,307,328

OTHER ASSETS
   Cash and cash equivalents                   193,293
198,679
   Investments                                   1,041
374,317
   Notes receivable                                  -
-
   Deferred acquisition costs                   98,235
98,235
   Organization costs, net of
     accumulated amortization (Note B)          22,249
33,891
   Other assets                                676,862
433,334
                                            ----------
----------

                                           $23,207,515
$24,445,784
                                            ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $       304      $
-
   Accounts payable affiliates               1,142,261
952,716
   Capital contributions payable (Note D)      454,955
524,696
                                            ----------
----------

                                             1,597,520
1,477,412
                                            ----------
----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                       Series 20

---------------------------
                                     September 30,     March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------
---------

Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 3,866,700 issued and
      outstanding as of September 30, 1998  21,723,429
23,068,223
   General Partner                            (114,475)
(100,892)
   Unrealized gain (loss) on securities
    for sale, net                                1,041
1,041
                                            ----------
----------

                                            21,609,995
22,968,372
                                            ----------
----------

                                           $23,207,515
$24,445,784
                                            ==========
==========




















         The accompanying notes are an integral part of these statements.

                     Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                    Series 21

----------------------------
                                    September 30,     March 31,
                                               1998
1998
                                            (Unaudited)
(Audited)
                                            -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $ 9,044,548      $
9,560,326

OTHER ASSETS
   Cash and cash equivalents                   329,817
171,025
   Investments                                 837,663
1,017,352
   Notes receivable                            641,542
641,542
   Deferred acquisition costs                   53,731
53,731
   Organization costs, net of
     accumulated amortization (Note B)           3,044
12,523
   Other assets                                248,584
249,118
                                            ----------
----------

                                           $11,158,929
$11,705,617
                                            ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $       121      $
-
   Accounts payable affiliates                 710,750
597,830
   Capital contributions payable (Note D)      848,917
860,126
                                            ----------
----------

                                             1,559,788
1,457,956
                                            ----------
----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                          Series
21
                                                -
----------------------------
                                         September 30,
March 31,
                                                   1998
1998
                                                (Unaudited)
(Audited)
                                                -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 1,892,700 issued and
      outstanding as of September 30, 1998      9,662,314
10,304,349
   General Partner                                (65,989)
(59,504)
   Unrealized gain (loss) on securities
    for sale, net                                   2,816
2,816
                                               ----------
----------

                                                9,599,141
10,247,661
                                               ----------
----------

                                              $11,158,929
$11,705,617
                                               ==========
==========





















         The accompanying notes are an integral part of these statements.

                     Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     Series 22
                                            --------
--------------------

                                     September 30,      March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $16,047,769
$16,104,712

OTHER ASSETS
   Cash and cash equivalents                   263,485
99,260
   Investments                                 292,966
385,678
   Notes receivable                          1,796,240
1,796,240
   Deferred acquisition costs                  168,647
202,011
   Organization costs, net of
     accumulated amortization (Note B)          15,963
22,232
   Other assets                                196,980
438,091
                                            ----------
----------

                                           $18,782,050
$19,048,224
                                            ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $       959      $
-
   Accounts payable affiliates                 660,752
536,965
   Capital contributions payable (Note D)    1,932,656
1,836,296
                                            ----------
----------

                                             2,594,367
2,373,261
                                            ----------
-----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series
22

----------------------------
                                                September 30,
March 31,
                                                   1998
1998
                                                (Unaudited)
(Audited)
                                                -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 2,564,400 issued and
      outstanding as of September 30, 1998     16,243,822
16,726,229
   General Partner                                (57,215)
(52,342)
   Unrealized gain (loss) on securities
    for sale, net                                   1,076
1,076
                                               ----------
----------

                                               16,187,683
16,674,963
                                               ----------
----------

                                              $18,782,050
$19,048,224
                                               ==========
==========





















         The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     Series 23
                                             ------------------
--------
                                             September 30,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $22,762,682
$23,271,914

OTHER ASSETS
   Cash and cash equivalents                   258,382
75,562
   Investments                                   1,734
584,414
   Notes receivable                          2,186,398
2,186,398
   Deferred acquisition costs                  166,769
166,697
   Organization costs, net of
     accumulated amortization (Note B)          23,470
30,006
   Other assets                                711,204
713,561
                                            ----------
----------

                                           $26,110,639
$27,028,552
                                            ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $       267      $
-
   Accounts payable affiliates                 418,023
297,891
   Capital contributions payable (Note D)    2,353,855
2,724,109
                                            ----------
----------

                                             2,772,145
3,022,000
                                            ----------
----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series
23

---------------------------
                                                September 30,
March 31,
                                                   1998
1998
                                                (Unaudited)
(Audited)
                                                -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 3,336,727 issued and
      outstanding as of September 30, 1998      23,388,239
24,049,616
   General Partner                                 (51,479)
(44,798)
   Unrealized gain (loss) on securities
    for sale, net                                    1,734
1,734
                                                ----------
----------

                                                23,338,494
24,006,552
                                                ----------
----------

                                               $26,110,639
$27,028,552
                                                ==========
==========





















        The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      Series 24
                                             ---------------------
-----
                                      September 30,    March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $14,714,742
$15,422,126

OTHER ASSETS
   Cash and cash equivalents                   204,775
275,033
   Investments                                 202,130
198,587
   Notes receivable                            692,566
779,231
   Deferred acquisition costs                  278,244
276,690
   Organization costs, net of
     accumulated amortization (Note B)          25,960
32,450
   Other assets                                759,120
756,754
                                            ----------
----------

                                           $16,877,537
$17,740,871
                                            ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $       158      $
27,000
   Accounts payable affiliates                 429,685
313,111
   Capital contributions payable (Note D)    1,408,457
1,518,325
                                            ----------
----------

                                             1,838,300
1,858,436
                                            ----------
----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series
24

----------------------------
                                                September 30,
March 31,
                                                   1998
1998
                                                (Unaudited)
(Audited)
                                                -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 2,169,878 issued and
      outstanding as of September 30, 1998      15,073,635
15,908,401
   General Partner                                 (34,911)
(26,479)
   Unrealized gain (loss) on securities
    for sale, net                                      513
513
                                                ----------
----------

                                                15,039,237
15,882,435
                                                ----------
----------

                                               $16,877,537
$17,740,871
                                                ==========
==========





















         The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      Series 25
                                             --------------------
------
                                             September 30,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $21,829,254
$22,681,362

OTHER ASSETS
   Cash and cash equivalents                   176,479
173,979
   Investments                                 718,920
998,627
   Notes receivable                            766,250
754,841
   Deferred acquisition costs                  279,327
279,327
   Organization costs, net of
     accumulated amortization (Note B)          23,598
28,842
   Other assets                              1,429,188
1,713,420
                                            ----------
----------

                                           $25,223,016
$26,630,398
                                            ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $       220      $
-
   Accounts payable affiliates                 136,338
-
   Capital contributions payable (Note D)    2,851,124
3,396,767
                                            ----------
----------

                                             2,987,682
3,396,767
                                            ----------
----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                          Series
25

---------------------------
                                                 September 30,
March 31,
                                                    1998
1998
                                                 (Unaudited)
(Audited)
                                                 -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 3,026,109 issued and
      outstanding as of September 30, 1998      22,267,617
23,255,931
   General Partner                                 (35,119)
(25,136)
   Unrealized gain (loss) on securities
    for sale, net                                    2,836
2,836
                                                ----------
----------

                                                22,235,334
23,233,631
                                                ----------
----------

                                               $25,223,016
$26,630,398
                                                ==========
==========





















         The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     Series 26

--------------------------
                                             September 30,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $29,088,450
$29,729,194

OTHER ASSETS
   Cash and cash equivalents                    331,839
105,301
   Investments                                3,518,885
6,645,272
   Notes receivable                             923,962
1,173,727
   Deferred acquisition costs                   659,265
601,034
   Organization costs, net of
     accumulated amortization (Note B)           52,060
61,526
   Other assets                               5,910,841
3,764,864
                                             ----------
----------

                                            $40,485,302
$42,080,918
                                             ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $     1,433      $
82
   Accounts payable affiliates                  212,984
17,324
   Capital contributions payable (Note D)     8,241,899
9,269,613
                                             ----------
----------

                                              8,456,316
9,287,019
                                             ----------
----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series
26

---------------------------
                                               September 30,
March 31,
                                                   1997
1997
                                                (Unaudited)
(Audited)
                                                -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 3,995,900 issued and
      outstanding as of September 30, 1998     32,030,433
32,787,697
   General Partner                                (20,182)
(12,533)
   Unrealized gain (loss) on securities
    for sale, net                                  18,735
18,735
                                               ----------
----------

                                               32,028,986
32,793,899
                                               ----------
----------

                                              $40,485,302
$42,080,918
                                               ==========
==========





















         The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     Series 27

--------------------------
                                             September 30,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $18,546,986
$18,158,317

OTHER ASSETS
   Cash and cash equivalents                    206,336
258,292
   Investments                                1,425,625
2,664,947
   Notes receivable                             595,987
653,377
   Deferred acquisition costs                   417,907
458,280
   Organization costs, net of
     accumulated amortization (Note B)           46,567
54,328
   Other assets                               1,601,784
1,515,909
                                             ----------
----------

                                            $22,841,192
$23,763,450
                                             ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $    12,772      $
-
   Accounts payable affiliates                  277,683
125,327
   Capital contributions payable (Note D)     2,898,485
3,524,022
                                             ----------
----------

                                              3,188,940
3,649,349
                                             ----------
----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                      Series 27

---------------------------
                                             September 30,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 2,460,700 issued and
      outstanding as of September 30, 1998     19,659,120
20,116,351
   General Partner                                (12,732)
(8,114)
   Unrealized gain (loss) on securities
    for sale, net                                   5,864
5,864
                                               ----------
----------

                                               19,652,252
20,114,101
                                               ----------
----------

                                              $22,841,192
$23,763,450
                                               ==========
==========





















     The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     Series 28
                                             --------------------
------
                                      September 30,    March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $28,001,252
$28,144,829

OTHER ASSETS
   Cash and cash equivalents                    401,089
483,635
   Investments                                9,743,277
12,270,184
   Notes receivable                             114,000
240,575
   Deferred acquisition costs                   620,183
539,209
   Organization costs, net of
     accumulated amortization (Note B)           66,059
76,222
   Other assets                                  89,982
204,913
                                             ----------
----------

                                            $39,035,842
$41,959,567
                                             ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $       256      $
-
   Accounts payable affiliates                    4,681
4,681
   Capital contributions payable (Note D)     4,315,198
7,185,987
                                             ----------
----------

                                              4,320,135
7,190,668
                                             ----------
----------

               Boston Capital Tax Credit Fund IV L.P.

                           BALANCE SHEETS


                                                      Series 28

----------------------------
                                      September 30,      March
31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 4,000,738 issued and
      outstanding as of September 30,1998      34,685,183
34,737,846
   General Partner                                  3,028
3,557
   Unrealized gain (loss) on securities
    for sale, net                                  27,496
27,496
                                               ----------
----------

                                               34,715,707
34,768,899
                                               ----------
----------

                                              $39,035,842
$41,959,567
                                               ==========
==========
























      The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      Series 29
                                             ----------------
---------
                                             September 30,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $30,545,384
$24,760,987

OTHER ASSETS
   Cash and cash equivalents                    508,818
305,731
   Investments                                7,836,909
13,567,187
   Notes receivable                           4,286,201
1,428,362
   Deferred acquisition costs                   112,826
816,252
   Organization costs, net of
     accumulated amortization (Note B)           58,081
64,663
   Other assets                                 563,133
2,437,225
                                             ----------
----------

                                            $43,911,352
$43,380,407
                                             ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $       520      $
-
   Accounts payable affiliates                   56,702
56,703
   Capital contributions payable (Note D)     9,986,453
9,330,218
                                             ----------
----------

                                             10,043,675
9,386,921
                                             ----------
----------














                                     21
                Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series
29

---------------------------
                                                September 30,
March 31,
                                                  1998
1998
                                                (Unaudited)
(Audited)
                                                -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 3,991,800 issued and
      outstanding as of September 30, 1998     33,817,152
33,941,732
   General Partner                                 (3,987)
(2,758)
   Unrealized gain (loss) on securities
    for sale, net                                  54,512
54,512
                                               ----------
----------

                                               33,867,677
33,993,486
                                               ----------
----------

                                              $43,911,352
$43,380,407
                                               ==========
==========
























         The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     Series 30
                                            ---------------------
-----
                                            September 30,
March 31,
                                               1998
1998
                                            (Unaudited)
(Audited)
                                            -----------      --
-------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $16,299,141
$14,400,077

OTHER ASSETS
   Cash and cash equivalents                  1,871,377
1,162,518
   Investments                                4,652,026
10,891,290
   Notes receivable                           2,791,055
1,422,259
   Deferred acquisition costs                   882,180
1,062,082
   Organization costs, net of
     accumulated amortization (Note B)           55,429
62,358
   Other assets                               2,179,541
3,853,336
                                             ----------
----------

                                            $28,730,749
$32,853,920
                                             ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $         -      $
-
   Accounts payable affiliates                    1,002
1,002
   Capital contributions payable (Note D)     5,462,411
9,721,288
                                             ----------
----------

                                              5,463,413
9,722,290
                                             ----------
----------














                                     23
                Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series
30
                                                -----------------
---------
                                                September 30,
March 31,
                                                   1998
1998
                                                (Unaudited)
(Audited)
                                                -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 2,651,100,
      issued and outstanding
      as of September 30, 1998                 23,240,704
23,106,377
General Partner                                     4,692
3,313
   Unrealized gain (loss) on securities
    for sale, net                                  21,940
21,940
                                               ----------
----------

                                               23,267,336
23,131,630
                                               ----------
----------

                                              $28,730,749
$32,853,920
                                               ==========
==========



















         The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      Series 31
                                            ---------------------
----
                                             September 30,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------     ---
------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $33,198,473
$29,042,410

OTHER ASSETS
   Cash and cash equivalents                    786,120
811,235
   Investments                                8,606,662
14,537,576
   Notes receivable                           6,456,607
7,309,603
   Deferred acquisition costs                   230,651
672,182
   Organization costs, net of
     accumulated amortization (Note B)           58,236
65,087
   Other assets                               1,353,789
489,053
                                             ----------
----------

                                            $50,690,538
$52,927,146
                                             ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $    29,514      $
27,359
   Accounts payable affiliates                   17,342
417,337
   Capital contributions payable (Note D)    12,517,623
14,425,302
                                             ----------
----------

                                             12,564,479
14,869,998
                                             ----------
----------












             Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                        Series 31
                                                ---------------
-----------
                                                September 30,
March 31,
                                                   1998
1998
                                                (Unaudited)
(Audited)
                                                -----------     -
--------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 4,417,857
      issued and outstanding
      as of September 30, 1998                 38,059,371
37,991,231
   General Partner                                     74
(697)
   Unrealized gain (loss) on securities
    for sale, net                                  66,614
66,614
                                               ----------
----------

                                               38,126,059
38,057,148
                                               ----------
----------

                                              $50,690,538
$52,927,146
                                               ==========
==========






















         The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                    Series 32
                                           ----------------------
-----
                                            September 30,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------      ---
------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $40,117,947      $
8,571,676

OTHER ASSETS
   Cash and cash equivalents                  3,011,231
72,770
   Investments                               13,140,392
6,000,530
   Notes receivable                             600,000
6,009,698
   Deferred acquisition costs                         -
316,182
   Organization costs, net of
     accumulated amortization (Note B)           50,418
59,315
   Other assets                                 147,452
1,477,928
                                             ----------
----------

                                            $57,067,440
$22,508,099
                                             ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $ 3,156,056      $
5,431,851
   Accounts payable affiliates                    1,976
92,971
   Capital contributions payable (Note D)    13,081,735
6,546,916
                                             ----------
----------

                                             16,239,767
12,071,738
                                             ----------
----------












             Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                        Series 32
                                                ----------------
-----------
                                                September 30,
March 31,
                                                   1998
1998
                                                (Unaudited)
(Audited)
                                                -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 4,754,198 issued and
      outstanding as of September 30, 1998     40,800,909
10,410,524
   General Partner                                    715
(212)
   Unrealized gain (loss) on securities
    for sale, net                                  26,049
26,049
                                               ----------
----------

                                               40,827,673
10,436,361
                                               ----------
----------

                                              $57,067,440
$22,508,099
                                               ==========
==========



















         The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                              Series 33*
                                            -------------
                                             September 30,
                                                1998
                                             (Unaudited)
                                             -----------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $10,400,214

OTHER ASSETS
   Cash and cash equivalents                    992,254
   Investments                               10,081,634
   Notes receivable                             300,000
   Deferred acquisition costs                 1,104,322
   Organization costs, net of
     accumulated amortization (Note B)           93,078
   Other assets                               3,234,543
                                             ----------

                                            $26,206,045
                                             ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $   665,495
   Accounts payable affiliates                  107,530
   Capital contributions payable (Note D)     2,622,252
                                             ----------

                                              3,395,277
                                             ----------














             Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                Series 33*
                                               -------------
                                               September 30,
                                                  1998
                                               (Unaudited)
                                               -----------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 2,636,200 issued and
      outstanding as of September 30, 1998     22,810,762
   General Partner                                      6
   Unrealized gain (loss) on securities
    for sale, net                                       -
                                               ----------

                                               22,810,768
                                               ----------

                                              $26,206,045
                                               ==========





















* Series 33 did not commence operations until after March 31, 1998, therefore it does not have comparative information to report.

        The accompanying notes are an integral part of these statements.

                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF OPERATIONS

                    Three Months Ended September 30,
                    (Unaudited)



                                             1998         1997
                                             ----         ----

Income
  Interest income                       $ 1,169,430   $ 1,212,980
  Other Income                                    -             -
                                         ----------    ----------

                                          1,169,430     1,212,980
                                         ----------    ----------

Share of income (loss) from
  Operating Partnerships                 (2,574,730)
(2,175,959)
                                         ----------    ----------

Expenses
  Professional fees                         271,162       261,322
  Fund management fee (Note C)              842,054       493,971
  Amortization                               55,090        38,940
  General and administrative expenses       388,628       346,315
                                         ----------    ----------

                                          1,556,934     1,140,548
                                         ----------    ----------


  NET INCOME (LOSS)                     $(2,962,234)
$(2,103,527)
                                         ==========    ==========

Net income (loss) allocated to
  limited partners                      $(2,932,611)
$(2,082,491)
                                         ==========    ==========

Net income (loss) allocated to
  general partner                       $   (29,623)  $
(21,036)
                                         ==========    ==========

Net income (loss) per BAC               $     (1.06)  $
(.78)
                                         ==========    ==========








       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended September 30,
                            (Unaudited)

                                                      Series 20

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                              $     454     $
27,950
  Other income                                         -
-
                                                --------
--------

                                                     454
27,950
                                                --------
--------

Share of income (loss) from Operating
  Partnerships                                  (467,815)
(532,388)
                                                --------
--------

Expenses
  Professional fees                               17,823
27,048
  Fund management fee (Note C)                    93,773
42,844
  Amortization                                     5,821
5,821
  General and administrative expense              11,245
15,845
                                                --------
--------

                                                 128,662
91,558
                                                --------
--------


  NET INCOME (LOSS)                            $(596,023)
$(595,996)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(590,063)
$(590,036)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (5,960)    $
(5,960)
                                                ========
========

Net income (loss) per BAC                      $    (.15)    $
(.15)
                                                ========
========










        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended September 30,
                            (Unaudited)

                                                      Series 21

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                              $  15,078     $
15,066
  Other income                                         -
-
                                                --------
--------
                                                  15,078
15,066
                                                --------
--------

Share of income (loss) from Operating
  Partnerships                                  (349,369)
(402,917)
                                                --------
--------

Expenses
  Professional fees                               12,308
18,676
  Fund management fee (Note C)                    56,460
55,835
  Amortization                                     4,739
4,739
  General and administrative expense              10,159
9,890
                                                --------
--------

                                                  83,666
89,140
                                                --------
--------


  NET INCOME (LOSS)                            $(417,957)
$(476,991)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(413,777)
$(472,221)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (4,180)    $
(4,770)
                                                ========
========

Net income (loss) per BAC                      $    (.22)    $
(.25)
                                                ========
========








        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended September 30,
                            (Unaudited)

                                                      Series 22

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                              $   6,633     $
11,859
  Other income                                         -
-
                                                --------      -
-------

                                                   6,633
11,859
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (196,179)
(323,384)
                                                --------      -
-------

Expenses
  Professional fees                               20,903
29,591
  Fund management fee (Note C)                    58,783
63,936
  Amortization                                     3,135
3,135
  General and administrative expense               9,074
11,942
                                                --------      -
-------

                                                  91,895
108,604
                                                --------      -
-------


  NET INCOME (LOSS)                            $(281,441)
$(420,129)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(278,627)
$(415,928)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (2,814)    $
(4,201)
                                                ========
========

Net income (loss) per BAC                      $    (.11)    $
(.16)
                                                ========
========








        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Three Months Ended September 30,
                            (Unaudited)

                                                      Series 23

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                              $   1,575     $
25,235
  Other income                                         -
-
                                                --------      -
-------

                                                   1,575
25,235
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (243,370)
(456,741)
                                                --------      -
-------

Expenses
  Professional fees                               17,168
29,065
  Fund management fee (Note C)                    59,566
38,663
  Amortization                                     3,268
3,268
  General and administrative expense              10,687
16,653
                                                --------      -
-------

                                                  90,689
87,649
                                                --------      -
-------


  NET INCOME (LOSS)                            $(332,484)
$(519,155)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(329,159)
$(513,963)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (3,325)    $
(5,192)
                                                ========
========

Net income (loss) per BAC                      $    (.10)    $
(.15)
                                                ========
========








        The accompanying notes are an integral part of these
statements.
                                     35

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended September 30,
                            (Unaudited)

                                                      Series 24

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                              $   4,254     $
4,448
  Other income                                         -
-
                                                --------      -
-------

                                                   4,254
4,448
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (342,873)
(123,362)
                                                --------      -
-------

Expenses
  Professional fees                               17,724
25,753
  Fund management fee (Note C)                    39,287
52,330
  Amortization                                     3,245
3,245
  General and administrative expense               8,219
7,929
                                                --------      -
-------

                                                  68,475
89,257
                                                --------      -
-------


  NET INCOME (LOSS)                            $(407,094)
$(208,171)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(403,023)
$(206,089)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (4,071)    $
(2,082)
                                                ========
========

Net income (loss) per BAC                      $    (.19)    $
(.09)
                                                ========
========








        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended September 30,
                            (Unaudited)

                                                      Series 25

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                              $  12,378     $
52,149
  Other income                                         -
-
                                                --------      -
-------

                                                  12,378
52,149
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (205,850)
(160,834)
                                                --------      -
-------

Expenses
  Professional fees                               19,377
28,704
  Fund management fee (Note C)                    72,469
67,326
  Amortization                                     2,622
2,622
  General and administrative expense              12,760
22,864
                                                --------      -
-------

                                                 107,228
121,516
                                                --------      -
-------


  NET INCOME (LOSS)                            $(300,700)
$(230,201)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(297,693)
$(227,899)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (3,007)    $
(2,302)
                                                ========
========

Net income (loss) per BAC                      $    (.19)    $
(.08)
                                                ========
========








        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended September 30,
                            (Unaudited)

                                                      Series 26

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                              $  45,070     $
174,701
  Other income                                         -
-
                                                --------      -
-------

                                                  45,070
174,701
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (307,368)
(90,286)
                                                --------      -
-------

Expenses
  Professional fees                               33,758
39,677
  Fund management fee (Note C)                    79,830
78,475
  Amortization                                     4,733
4,733
  General and administrative expense              29,052
56,874
                                                --------      -
-------

                                                 147,373
179,759
                                                --------      -
-------


  NET INCOME (LOSS)                            $(409,671)    $
(95,344)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(405,574)    $
(94,391)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (4,097)    $
(953)
                                                ========
========

Net income (loss) per BAC                      $    (.10)    $
(.02)
                                                ========
========








        The accompanying notes are an integral part of these statements.

                 Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended September 30,
                            (Unaudited)

                                                      Series 27

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                              $  24,349     $
81,763
  Other income                                         -
-
                                                --------      -
-------

                                                  24,349
81,763
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (186,863)
56,217
                                                --------      -
-------

Expenses
  Professional fees                               15,647
4,805
  Fund management fee (Note C)                    73,527
21,190
  Amortization                                     3,881
3,881
  General and administrative expense              14,521
20,971
                                                --------      -
-------

                                                 107,576
50,847
                                                --------      -
-------


  NET INCOME (LOSS)                            $(270,090)    $
87,133
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(267,389)    $
86,262
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (2,701)    $
871
                                                ========
========

Net income (loss) per BAC                      $    (.11)    $
 .04
                                                ========
========








        The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Three Months Ended September 30,
                            (Unaudited)

                                                Series 28
                                        ---------------
-----------
                                           1998           1997
                                           ----           ----
Income
  Interest income                      $ 211,926      $ 471,708
  Other income                                 -              -
                                        --------       --------

                                         211,926        471,708
                                        --------       --------

Share of income (loss) from
  Operating Partnerships                 (84,834)      (142,264)
                                        --------       --------

Expenses
  Professional fees                       29,171         36,520
  Fund management fee (Note C)            70,977         23,666
  Amortization                             5,081          5,081
  General and administrative expense      56,659         97,739
                                        --------       --------
                                         161,888        163,006
                                        --------       --------

  NET INCOME (LOSS)                    $ (34,796)     $ 166,438
                                        ========       ========

Net income (loss) allocated to
  limited  partners                    $ (34,448)     $ 164,774
                                        ========       ========

Net income (loss) allocated to
  general partner                      $    (348)     $   1,664
                                        ========       ========

Net income (loss) per BAC              $    (.01)     $     .04
                                        ========       ========








        The accompanying notes are an integral part of these statements.

                 Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Three Months Ended September 30,
                            (Unaudited)

                                                Series 29
                                        ---------------
-----------
                                           1998           1997
                                           ----           ----
Income
  Interest income                      $ 195,739      $ 263,093
  Other income                                 -              -
                                        --------       --------

                                         195,739        263,093
                                        --------       --------

Share of income (loss) from
  Operating Partnerships                 (90,506)             -
                                        --------       --------

Expenses
  Professional fees                       26,094         18,264
  Fund management fee (Note C)            69,216         49,706
  Amortization                             2,778          2,415
  General and administrative expense      48,439         51,906
                                        --------       --------
                                         146,527        122,291
                                        --------       --------

  NET INCOME (LOSS)                    $ (41,294)     $ 140,802
                                        ========       ========

Net income (loss) allocated to
  limited  partners                    $ (40,880)     $ 139,394
                                        ========       ========

Net income (loss) allocated to
  general partner                      $    (414)     $   1,408
                                        ========       ========

Net income (loss) per BAC              $    (.01)     $     .04
                                        ========       ========








        The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Three Months Ended September 30,
                            (Unaudited)

                                                Series 30
                                         ------------------------
                                           1998            1997
                                           ----            ----
Income
  Interest income                      $ 113,023       $  85,008
  Other income                                 -               -
                                        --------        --------

                                         113,023          85,008
                                        --------        --------

Share of income (loss) from
  Operating Partnerships                  (7,693)              -
                                        --------        --------

Expenses
  Professional fees                       19,611           3,219
  Fund management fee (Note C)            35,037               -
  Amortization                             3,464               -
  General and administrative expense      33,942          20,079
                                        --------        --------
                                          92,054          23,298
                                        --------        --------

  NET INCOME (LOSS)                    $  13,276       $  61,710
                                        ========        ========

Net income (loss) allocated to
  limited  partners                    $  13,143       $  61,093
                                        ========        ========

Net income (loss) allocated to
  general partner                      $     133       $     617
                                        ========        ========

Net income (loss) per BAC              $       -       $     .02
                                        ========        ========








        The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Three Months Ended September 30,
                            (Unaudited)

                                                Series 31
                                        ------------------------
                                           1998            1997
                                           ----            ----
Income
  Interest income                      $ 311,911       $       -
  Other income                                 -               -
                                        --------        --------

                                         311,911               -
                                        --------        --------

Share of income (loss) from
  Operating Partnerships                 (84,361)               -
                                        --------        --------

Expenses
  Professional fees                       29,575               -
  Fund management fee (Note C)            63,381               -
  Amortization                             3,426               -
  General and administrative expense      53,789          13,623
                                        --------        --------
                                         150,171          13,623
                                        --------        --------

  NET INCOME (LOSS)                    $  77,739       $ (13,623)
                                        ========        ========

Net income (loss) allocated to
  limited  partners                    $  76,605       $ (13,487)
                                        ========        ========

Net income (loss) allocated to
  general partner                      $     774       $    (136)
                                        ========        ========

Net income (loss) per BAC              $     .02       $       -
                                        ========        ========








        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended September 30,
                            (Unaudited)

                                             Series 32*
Series 33*
                                            -----------     -----
------
                                               1998
1998
                                               ----            --
--

Income
  Interest income                            $209,445
$17,595
  Other income                                      -
-
                                              -------          --
----

                                              209,445
17,595
                                              -------          --
----

Share of (income) loss from Operating
  Partnerships                                 (7,649)
-
                                              -------          --
----

Expenses
  Professional fees                            12,003
-
  Fund management fee (Note C)                 65,662
4,086
  Amortization                                  8,897
-
  General and administrative expense           77,129
12,953
                                               ------          --
----

                                              163,691
17,039
                                              -------          --
----


  NET INCOME (LOSS)                          $ 38,105         $
556
                                              =======
======

Net income (loss) allocated to
  limited  partners                          $ 37,724         $
550
                                              =======
======

Net income (loss) allocated to
  general partner                            $    381         $
6
                                              =======
======

Net income (loss) per BAC                    $    .01         $
-
                                              =======
======





* Series 32 and Series 33 did not commence operations until after September 30, 1997, therefore they do not have comparative information to report.

        The accompanying notes are an integral part of these statements.

                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF OPERATIONS

                    Six Months Ended September 30,
                    (Unaudited)



                                             1998         1997
                                             ----         ----

Income
  Interest income                       $ 2,244,765   $ 1,893,760
  Other Income                                1,500             -
                                         ----------    ----------

                                          2,246,265     1,893,760
                                         ----------    ----------

Share of income (loss) from
  Operating Partnerships                 (5,471,178)
(4,076,138)
                                         ----------    ----------

Expenses
  Professional fees                         415,477       326,619
  Fund management fee (Note C)            1,636,713     1,047,236
  Amortization                              102,307        75,464
  General and administrative expenses       718,693       667,368
                                         ----------    ----------

                                          2,873,190     2,116,687
                                         ----------    ----------


  NET INCOME (LOSS)                     $(6,098,103)
$(4,299,065)
                                         ==========    ==========

Net income (loss) allocated to
  limited partners                      $(6,037,124)
$(4,256,076)
                                         ==========    ==========

Net income (loss) allocated to
  general partner                       $   (60,979)  $
(42,989)
                                         ==========    ==========

Net income (loss) per BAC               $     (2.12)  $
(1.63)
                                         ==========    ==========








       The accompanying notes are an integral part of these statements.

                                     45
                 Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Six Months Ended September 30,
                             (Unaudited)

                                                      Series 20

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                            $     6,677   $
38,574
  Other income                                         -
-
                                              ----------    --
--------

                                                   6,677
38,574
                                              ----------    --
--------

Share of income (loss) from Operating
  Partnerships                                (1,119,184)
(1,142,743)
                                              ----------    --
--------

Expenses
  Professional fees                               26,181
28,197
  Fund management fee (Note C)                   186,926
137,087
  Amortization                                    11,642
11,642
  General and administrative expense              21,121
31,112
                                              ----------    --
--------

                                                 245,870
208,038
                                              ----------    --
--------


  NET INCOME (LOSS)                          $(1,358,377)
$(1,312,207)
                                              ==========
==========

Net income (loss) allocated to
  limited  partners                          $(1,344,794)
$(1,299,085)
                                              ==========
==========

Net income (loss) allocated to
  general partner                            $   (13,583)  $
(13,122)
                                              ==========
==========

Net income (loss) per BAC                    $      (.35)  $
(.33)
                                              ==========
==========








        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Six Months Ended September 30,
                            (Unaudited)

                                                      Series 21

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                              $  38,131   $
25,724
  Other income                                         -
-
                                                --------    --
--------
                                                  38,131
25,724
                                                --------    --
--------

Share of income (loss) from Operating
  Partnerships                                  (534,637)
(871,129)
                                                --------    --
--------

Expenses
  Professional fees                               19,665
19,328
  Fund management fee (Note C)                    98,920
110,707
  Amortization                                     9,479
9,479
  General and administrative expense              23,950
19,831
                                                --------    --
--------

                                                 152,014
159,345
                                                --------    --
--------


  NET INCOME (LOSS)                            $(648,520)
$(1,004,750)
                                                ========
==========

Net income (loss) allocated to
  limited  partners                            $(642,035)  $
(994,703)
                                                ========
==========

Net income (loss) allocated to
  general partner                              $  (6,485)  $
(10,047)
                                                ========
==========

Net income (loss) per BAC                      $    (.34)  $
(.53)
                                                ========
==========








        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Six Months Ended September 30,
                            (Unaudited)

                                                      Series 22

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                              $  16,039     $
22,393
  Other income                                     1,500
-
                                                --------      -
-------

                                                  17,539
22,393
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (332,495)
(639,672)
                                                --------      -
-------

Expenses
  Professional fees                               28,496
32,066
  Fund management fee (Note C)                   119,526
122,929
  Amortization                                     6,269
6,269
  General and administrative expense              18,033
23,664
                                                --------      -
-------

                                                 172,324
184,928
                                                --------      -
-------


  NET INCOME (LOSS)                            $(487,280)
$(802,207)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(482,407)
$(794,185)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (4,873)    $
(8,022)
                                                ========
========

Net income (loss) per BAC                      $    (.19)    $
(.31)
                                                ========
========








        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Six Months Ended September 30,
                            (Unaudited)

                                                      Series 23

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                              $  10,978     $
46,819
  Other income                                         -
-
                                                --------      -
-------

                                                  10,978
46,819
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (509,233)
(824,513)
                                                --------      -
-------

Expenses
  Professional fees                               25,113
32,533
  Fund management fee (Note C)                   118,382
97,326
  Amortization                                     6,536
6,536
  General and administrative expense              19,772
32,589
                                                --------      -
-------

                                                 169,803
168,984
                                                --------      -
-------


  NET INCOME (LOSS)                            $(668,058)
$(946,678)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(661,377)
$(937,211)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (6,681)    $
(9,467)
                                                ========
========

Net income (loss) per BAC                      $    (.20)    $
(.28)
                                                ========
========







        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Six Months Ended September 30,
                            (Unaudited)

                                                      Series 24

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                              $   9,743     $
9,805
  Other income                                         -
-
                                                --------      -
-------

                                                   9,743
9,805
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (707,384)
(420,497)
                                                --------      -
-------

Expenses
  Professional fees                               25,962
26,053
  Fund management fee (Note C)                    97,574
96,060
  Amortization                                     6,490
6,490
  General and administrative expense              15,531
16,624
                                                --------      -
-------

                                                 145,557
145,227
                                                --------      -
-------


  NET INCOME (LOSS)                            $(843,198)
$(555,919)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(834,766)
$(550,360)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (8,432)    $
(5,559)
                                                ========
========

Net income (loss) per BAC                      $    (.38)    $
(.25)
                                                ========
========








        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Six Months Ended September 30,
                            (Unaudited)

                                                      Series 25

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                              $  33,697     $
93,392
  Other income                                         -
-
                                                --------      -
-------

                                                  33,697
93,392
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (834,491)
(245,289)
                                                --------      -
-------

Expenses
  Professional fees                               28,283
31,718
  Fund management fee (Note C)                   136,838
132,044
  Amortization                                     5,244
5,244
  General and administrative expense              27,138
47,926
                                                --------      -
-------

                                                 197,503
216,932
                                                --------      -
-------


  NET INCOME (LOSS)                            $(998,297)
$(368,829)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(988,314)
$(365,141)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (9,983)    $
(3,688)
                                                ========
========

Net income (loss) per BAC                      $    (.33)    $
(.12)
                                                ========
========








        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Six Months Ended September 30,
                            (Unaudited)

                                                      Series 26

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                              $ 171,498     $
316,022
  Other income                                         -
-
                                                --------      -
-------

                                                 171,498
316,022
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (639,699)
58,853
                                                --------      -
-------

Expenses
  Professional fees                               47,076
51,711
  Fund management fee (Note C)                   168,660
135,377
  Amortization                                     9,465
9,465
  General and administrative expense              71,511
130,067
                                                --------      -
-------

                                                 296,712
326,620
                                                --------      -
-------


  NET INCOME (LOSS)                            $(764,913)    $
48,255
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(757,264)    $
47,772
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (7,649)    $
483
                                                ========
========

Net income (loss) per BAC                      $    (.19)    $
(.01)
                                                ========
========








        The accompanying notes are an integral part of these statements.

                 Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Six Months Ended September 30,
                            (Unaudited)

                                                      Series 27

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                              $  69,306     $
212,953
  Other income                                         -
-
                                                --------      -
-------

                                                  69,306
212,953
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (315,720)
246,556
                                                --------      -
-------

Expenses
  Professional fees                               25,435
25,453
  Fund management fee (Note C)                   149,356
127,112
  Amortization                                     7,761
7,761
  General and administrative expense              32,883
65,609
                                                --------      -
-------

                                                 215,435
225,935
                                                --------      -
-------


  NET INCOME (LOSS)                            $(461,849)    $
233,574
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(457,231)    $
231,238
                                                ========
========
Net income (loss) allocated to
  general partner                              $  (4,618)    $
2,336
                                                ========
========

Net income (loss) per BAC                      $    (.19)    $
 .09
                                                ========
========








        The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Six Months Ended September 30,
                            (Unaudited)

                                                Series 28
                                       -------------------------
                                           1998           1997
                                           ----           ----
Income
  Interest income                      $ 405,291      $ 728,158
  Other income                                 -              -
                                        --------       --------

                                         405,291        728,158
                                        --------       --------

Share of income (loss) from
  Operating Partnerships                (132,831)      (237,704)
                                        --------       --------

Expenses
  Professional fees                       47,630         57,460
  Fund management fee (Note C)           140,154         38,888
  Amortization                            10,163         10,163
  General and administrative expense     127,413        202,259
                                        --------       --------
                                         325,360        308,770
                                        --------       --------

  NET INCOME (LOSS)                    $ (52,900)     $ 181,684
                                        ========       ========

Net income (loss) allocated to
  limited  partners                    $ (52,371)     $ 179,867
                                        ========       ========

Net income (loss) allocated to
  general partner                      $    (529)     $   1,817
                                        ========       ========

Net income (loss) per BAC              $    (.01)     $     .04
                                        ========       ========








        The accompanying notes are an integral part of these statements.

                 Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Six Months Ended September 30,
                            (Unaudited)

                                               Series 29
                                       -------------------------
                                           1998           1997
                                           ----           ----
Income
  Interest income                      $ 355,271      $ 314,912
  Other income                                 -              -
                                        --------       --------

                                         355,271        314,912
                                        --------       --------

Share of income (loss) from
  Operating Partnerships                (201,469)             -
                                        --------       --------

Expenses
  Professional fees                       42,499         18,881
  Fund management fee (Note C)           138,434         49,706
  Amortization                             6,581          2,415
  General and administrative expense      89,202         63,985
                                        --------       --------
                                         276,716        134,987
                                        --------       --------

  NET INCOME (LOSS)                    $(122,914)     $ 179,925
                                        ========       ========

Net income (loss) allocated to
  limited  partners                    $(121,685)     $ 178,126
                                        ========       ========

Net income (loss) allocated to
  general partner                      $  (1,229)     $   1,799
                                        ========       ========

Net income (loss) per BAC              $    (.03)     $     .05
                                        ========       ========








        The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Six Months Ended September 30,
                            (Unaudited)

                                                Series 30
                                       --------------------------
-
                                           1998            1997
                                           ----            ----
Income
  Interest income                      $ 273,666       $  85,008
  Other income                                 -               -
                                        --------        --------

                                         273,666          85,008
                                        --------        --------

Share of income (loss) from
  Operating Partnerships                  33,782               -
                                        --------        --------

Expenses
  Professional fees                       31,193           3,219
  Fund management fee (Note C)            65,396               -
  Amortization                             6,929               -
  General and administrative expense      66,078          20,079
                                        --------        --------
                                         169,596          23,298
                                        --------        --------

  NET INCOME (LOSS)                    $ 137,852       $  61,710
                                        ========        ========

Net income (loss) allocated to
  limited  partners                    $ 136,473       $  61,093
                                        ========        ========

Net income (loss) allocated to
  general partner                      $   1,379       $     617
                                        ========        ========

Net income (loss) per BAC              $     .05       $     .02
                                        ========        ========








        The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Six Months Ended September 30,
                            (Unaudited)

                                                Series 31
                                       --------------------------
                                           1998            1997
                                           ----            ----
Income
  Interest income                      $ 517,075       $       -
  Other income                                 -               -
                                        --------        --------

                                         517,075               -
                                        --------        --------

Share of income (loss) from
  Operating Partnerships                (156,370)              -
                                        --------        --------

Expenses
  Professional fees                       50,315               -
  Fund management fee (Note C)           126,762               -
  Amortization                             6,851               -
  General and administrative expense      99,654          13,623
                                        --------        --------
                                         283,582          13,623
                                        --------        --------

  NET INCOME (LOSS)                    $  77,123       $ (13,623)
                                        ========        ========

Net income (loss) allocated to
  limited  partners                    $  76,352       $ (13,487)
                                        ========        ========

Net income (loss) allocated to
  general partner                      $     771       $    (136)
                                        ========        ========

Net income (loss) per BAC              $     .02       $       -
                                        ========        ========








       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                     Six Months Ended September 30,
                            (Unaudited)

                                              Series 32*
Series 33*
                                             -----------    -----
------
                                        1998 1998
                                                 ----           -
---

Income
  Interest income                            $   319,798     $
17,595
  Other income                                         -
-
                                              ----------      ---
------

                                                 319,798
17,595
                                              ----------      ---
------

Share of (income) loss from Operating
  Partnerships                                   (21,447)
-
                                              ----------      ---
------

Expenses
  Professional fees                               17,629
-
  Fund management fee (Note C)                    85,699
4,086
  Amortization                                     8,897
-
  General and administrative expense              93,454
12,953
                                              ----------       --
------

                                                 205,679
17,039
                                              ----------       --
------


  NET INCOME (LOSS)                          $    92,672      $
556
                                              ==========
========

Net income (loss) allocated to
  limited  partners                          $    91,745      $
550
                                              ==========
========

Net income (loss) allocated to
  general partner                            $       927      $
6
                                              ==========
========

Net income (loss) per BAC                    $       .02      $
-
                                              ==========
========




* Series 32 and Series 33 did not commence operations until after September 30, 1997, therefore they do not have comparative information to report.

        The accompanying notes are an integral part of these statements.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                    Six Months Ended September 30, 1998
                                (Unaudited)

                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net
Total
                      ---------      -------      ---------
-----


Partners' capital
  (deficit),
  April 1, 1998     $306,404,507    $(326,595)     $231,226
$306,309,138

Capital contribu-
  tions               61,431,000            -             -
61,431,000

Selling commissions
  and registration
  costs               (8,335,693)           -             -
(8,335,693)
Net income (loss)     (6,037,124)     (60,979)            -
(6,098,103)
                     -----------     --------       -------
-----------
Partners' capital
  (deficit),
  September 30,
  1998              $353,462,690    $(387,574)     $231,226
$353,306,342
                     ===========     ========       =======
===========



















       The accompanying notes are an integral part of these statements.

                     Boston Capital Tax Credit Fund IV L.P.
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Six Months Ended September 30, 1998
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net
Total
                      ---------      -------      ---------
-----
Series 20
--------
Partners' capital
  (deficit),
  April 1, 1998      $23,068,223     $(100,892)    $  1,041
$22,968,372

Capital contribu-
  tions                        -             -            -
-

Selling commissions
  and registration
  costs                        -             -            -
-

Net income (loss)     (1,344,794)      (13,583)           -
(1,358,377)
                      ----------      --------      -------
----------
Partners' capital
  (deficit),
  September 30, 1998 $21,723,429     $(114,475)    $  1,041
$21,609,995
                      ==========      ========      =======
==========

Series 21
--------
Partners' capital
  (deficit),
  April 1, 1998      $10,304,349     $ (59,504)    $  2,816
$10,247,661

Capital contribu-
  tions                        -             -            -
-

Selling commissions
  and registration
  costs                        -             -            -
-

Net income (loss)       (642,035)       (6,485)           -
(648,520)
                      ----------      --------     --------
----------
Partners' capital
  (deficit),
  September 30, 1998 $ 9,662,314     $ (65,989)   $   2,816    $
9,599,141
                      ==========      ========     ========
==========


       The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Six Months Ended September 30, 1998
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net
Total
                      ---------      -------      ---------
-----
Series 22
--------
Partners' capital
  (deficit),
  April 1, 1998      $16,726,229     $ (52,342)   $  1,076
$16,674,963

Capital contribu-
  tions                        -             -           -
-

Selling commissions
  and registration
  costs                        -             -           -
-

Net income (loss)       (482,407)       (4,873)          -
(487,280)
                      ----------      --------      ------
----------
Partners' capital
  (deficit),
  September 30, 1998 $16,243,822     $ (57,215)   $  1,076
$16,187,683
                      ==========      ========     =======
==========

Series 23
--------
Partners' capital
  (deficit),
  April 1, 1998      $24,049,616     $ (44,798)   $  1,734
$24,006,552

Capital contribu-
  tions                        -             -           -
-

Selling commissions
  and registration
  costs                        -             -           -
-

Net income (loss)       (661,377)       (6,681)          -
(668,058)
                      ----------      --------     -------
----------
Partners' capital
  (deficit),
  September 30, 1998 $23,388,239     $ (51,479)   $  1,734
$23,338,494
                      ==========      ========     =======
==========


             The accompanying notes are an integral part of these statements

                   Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Six Months Ended September 30, 1998
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net
Total
                      ---------      -------      ---------
-----
Series 24
--------
Partners' capital
  (deficit),
  April 1, 1998      $15,908,401    $  (26,479)    $   513
$15,882,435

Capital contribu-
  tions                        -             -           -
-

Selling commissions
  and registration
  costs                        -             -           -
-

Net income (loss)       (834,766)       (8,432)          -
(843,198)
                      ----------      --------     -------
----------
Partners' capital
  (deficit),
  September 30, 1998 $15,073,635     $ (34,911)   $    513
$15,039,237
                      ==========      ========     =======
==========

Series 25
--------
Partners' capital
  (deficit),
  April 1, 1998      $23,255,931     $ (25,136)   $  2,836
$23,233,631

Capital contribu-
  tions                        -             -           -
-

Selling commissions
  and registration
  costs                        -             -           -
-

Net income (loss)       (988,314)       (9,983)          -
(998,297)
                      ----------      --------     -------
----------
Partners' capital
  (deficit),
  September 30, 1998 $22,267,617     $ (35,119)   $  2,836
$22,235,334
                      ==========      ========     =======
==========


      The accompanying notes are an integral part of these statements.

                    Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Six Months Ended September 30, 1998
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net
Total
                      ---------      -------      ---------
-----
Series 26
--------
Partners' capital
  (deficit),
  April 1, 1998      $32,787,697    $(12,533)      $ 18,735
$32,793,899

Capital contribu-
  tions                        -           -             -
-

Selling commissions
  and registration
  costs                        -           -             -
-

Net income (loss)       (757,264)     (7,649)            -
(764,913)
                      ----------    --------       -------
----------
Partners' capital
  (deficit),
  September 30, 1998 $32,030,433    $(20,182)     $ 18,735
$32,028,986
                      ==========     =======       =======
==========

Series 27
--------
Partners' capital
  (deficit),
  April 1, 1998      $20,116,351    $ (8,114)     $  5,864
$20,114,101

Capital contribu-
  tions                        -           -             -
-

Selling commissions
  and registration
  costs                        -           -             -
-

Net income (loss)       (457,231)     (4,618)            -
(461,849)
                       ---------     -------       -------
----------
Partners' capital
  (deficit),
  September 30, 1998 $19,659,120    $(12,732)     $  5,864
$19,652,252
                      ==========     =======       =======
==========


       The accompanying notes are an integral part of these statements.

                    Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Six Months Ended September 30, 1998
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net
Total
                      ---------      -------      ---------
-----
Series 28
--------
Partners' capital
  (deficit),
  April 1, 1998      $34,737,846     $ 3,557      $ 27,496
$34,768,899

Capital contribu-
  tions                        -           -             -
-

Selling commissions
  and registration
  costs                     (292)          -             -
(292)

Net income (loss)        (52,371)       (529)            -
(52,900)
                       ---------      ------       -------
----------
Partners' capital
  (deficit),
  September 30, 1998 $34,685,183     $ 3,028      $ 27,496
$34,715,707
                      ==========      ======       =======
==========


Series 29
--------
Partners' capital
  (deficit),
  April 1, 1998      $33,941,732     $(2,758)     $ 54,512
$33,993,486

Capital contribu-
  tions                        -           -             -
-

Selling commissions
  and registration
  costs                   (2,895)          -             -
(2,895)

Net income (loss)       (121,685)     (1,229)            -
(122,914)
                       ---------      ------       -------
----------
Partners' capital
  (deficit),
  September 30, 1998 $33,817,152     $(3,987)     $ 54,512
$33,867,677
                      ==========      ======       =======
==========


     The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                    Six Months Ended September 30, 1998
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net
Total
                      ---------      -------      ---------
-----
Series 30
--------
Partners' capital
  (deficit),
  April 1, 1998      $23,106,377     $ 3,313      $ 21,940
$23,131,630

Capital contribu-
  tions                        -           -             -
-

Selling commissions
  and registration
  costs                   (2,146)          -             -
(2,146)

Net income (loss)        136,473       1,379             -
137,852
                       ---------      ------       -------
----------
Partners' capital
  (deficit),
  September 30, 1998 $23,240,704     $ 4,692      $ 21,940
$23,267,336
                      ==========      ======       =======
==========


Series 31
--------
Partners' capital
  (deficit),
  April 1, 1998      $37,991,231      $ (697)     $ 66,614
$38,057,148

Capital contribu-
  tions                        -           -             -
-

Selling commissions
  and registration
  costs                   (8,212)          -             -
(8,212)

Net income (loss)         76,352         771             -
77,123
                       ---------      ------       -------
----------
Partners' capital
  (deficit),
  September 30, 1998 $38,059,371      $   74      $ 66,614
$38,126,059
                      ==========      ======       =======
==========


         The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Six Months Ended September 30, 1998
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net
Total
                      ---------      -------      ---------
-----
Series 32
--------
Partners' capital
  (deficit),
  April 1, 1998      $10,410,524     $  (212)     $ 26,049
$10,436,361

Capital contribu-
  tions               35,069,000           -             -
35,069,000

Selling commissions
  and registration
  costs               (4,770,360)          -             -
(4,770,360)

Net income (loss)         91,745         927             -
92,672
                      ----------      ------       -------
----------
Partners' capital
  (deficit),
  September 30, 1998 $40,800,909     $   715      $ 26,049
$40,827,673
                      ==========      ======       =======
==========

Series 33
--------
Partners' capital
  (deficit),
  April 1, 1998      $         -     $     -      $      -     $
-

Capital contribu-
  tions               26,362,000           -             -
26,362,000

Selling commissions
  and registration
  costs               (3,551,788)          -             -
(3,551,788)

Net income (loss)            550           6             -
556
                       ---------      ------       -------
----------
Partners' capital
  (deficit),
  September 30, 1998 $22,810,762     $     6      $      -
$22,810,768
                      ==========      ======       =======
==========


        The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                                (Unaudited)



                                               1998
1997
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $(6,098,103)  $
(4,299,065)
    Adjustments
       Amortization                           102,307
75,464
       Distributions from
         Operating Partnerships               (17,199)
23,013
       Share of loss from Operating
         Partnerships                       5,471,178
4,076,138
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                   (93,078)
(54,417)
       (Decrease) Increase in accounts
         payable and accrued expenses      (1,618,217)
(20,726)
       Decrease (Increase) in prepaid
         expenses                                   -
6,457
       Decrease (Increase) in accounts
         receivable                        (1,055,498)
1,603,062
       (Decrease) Increase in accounts
         payable affiliates                   763,852
804,389
                                          -----------    -
----------
         Net cash (used in) provided by
           operating activities            (2,544,758)
2,214,315
                                          -----------    -
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to be acquired                      (6,396,438)
(6,339,728)
     Capital contributions paid to
       Operating Partnerships             (43,962,830)
(29,652,651)
     Advances to Operating Partnerships    (3,925,104)
1,041,644
     Investments                            9,076,097
(6,351,796)
                                          -----------    -
----------
         Net cash (used in) provided by
           investing activities           (45,208,275)
(41,302,531)
                                          -----------    -
----------







                    Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                (Unaudited)

                                                1998
1997
                                                ----
----
Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid     (8,335,692)
(8,190,588)
     Capital contributions received        61,431,000
60,378,750
         Net cash (used in) provided by   -----------    -
----------
           financing activities            53,095,308
52,188,162
                                          -----------    -
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                 5,342,275
13,099,946


Cash and cash equivalents, beginning        4,193,020
14,801,634
                                          -----------    -
----------

Cash and cash equivalents, ending        $  9,535,295   $
27,901,580
                                          ===========
===========

Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships          $ 26,693,278   $
21,288,772
                                          ===========
===========
















      The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                                (Unaudited)

                                                   Series 20
                                          ---
------------------------
                                               1998
1997
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $(1,358,377)
$(1,312,207)
    Adjustments
       Amortization                            11,642
11,642
       Distributions from
         Operating Partnerships                    28
25
       Share of loss from Operating
Partnerships                      1,119,184      1,142,743
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
-
       (Decrease) Increase in accounts
         payable and accrued expenses             304
-
       Decrease (Increase ) in prepaid
         expenses                                   -
4,410
       Decrease (Increase) in accounts
         receivable                          (243,528)
(19,285)
       (Decrease) Increase in accounts
         payable affiliates                   189,545
189,488
                                           ----------
----------
         Net cash (used in) provided by
           operating activities              (281,202)
16,816
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   -
-
     Capital contributions paid to
       Operating Partnerships                 (97,460)
(1,340,776)
     Advances to Operating Partnerships             -
874,787
     Investments                              373,276
499,749
                                           ----------
----------
         Net cash (used in) provided by
           investing activities               275,816
33,760
                                           ----------
----------






                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                                (Unaudited)

                                                     Series 20
                                          --
--------------------------
                                             1998
1997
                                             ----
----
Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -
-
     Capital contributions received                 -
-
        Net cash (used in) provided by     ----------
----------
           financing activities                     -
-
                                           ----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                    (5,386)
50,576


Cash and cash equivalents, beginning          198,679
429,105
                                           ----------
----------

Cash and cash equivalents, ending         $   193,293      $
479,681
                                           ==========
==========

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

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                                (Unaudited)

                                                   Series 21
                                          ---
-----------------------
                                               1998
1997
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $  (648,520)
$(1,004,750)
    Adjustments
       Amortization                             9,479
9,479
       Distributions from
         Operating Partnerships               (18,859)
21,714
       Share of loss from Operating
         Partnerships                         534,637
871,129
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
-
       (Decrease) Increase in accounts
         payable and accrued expenses             121
-
       Decrease (Increase ) in prepaid
         expenses                                   -
-
       Decrease (Increase) in accounts
         receivable                               534
735
       (Decrease) Increase in accounts
         payable affiliates                   112,920
112,920
                                           ----------
----------
         Net cash (used in) provided by
           operating activities                (9,688)
11,227
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   -
-
     Capital contributions paid to
       Operating Partnerships                 (11,209)
(30,517)
     Advances to Operating Partnerships             -
-
     Investments                              179,689
168,138
                                           ----------
----------
         Net cash (used in) provided by
           investing activities               168,480
137,621
                                           ----------
----------






                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                (Unaudited)

                                                     Series 21
                                           --
-----------------------
                                                1998
1997
                                                ----
----
Continued
---------
Cash flows from financing activities:
     Sales and registration costs paid              -
-
     Capital contributions received                 -
-
         Net cash (used in) provided by    ----------     -
---------
           financing activities                     -
-
                                           ----------     -
---------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                   158,792
148,848


Cash and cash equivalents, beginning          171,025
494,112
                                           ----------
----------

Cash and cash equivalents, ending         $   329,817    $
642,960
                                           ==========
==========


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

                Boston Capital Tax Credit Fund IV L.P

                         STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                (Unaudited)

                                                   Series 22
                                          ------------------------
--
                                               1998
1997
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $  (487,280)   $
(802,207)
    Adjustments
       Amortization                             6,269
6,269
       Distributions from
         Operating Partnerships                     -
-
       Share of loss from Operating
Partnerships                        332,495        639,672
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
-
       (Decrease) Increase in accounts
         payable and accrued expenses             959
-
       Decrease (Increase ) in prepaid
         expenses                                   -
-
       Decrease (Increase) in accounts
         receivable                           241,109
350,946
       (Decrease) Increase in accounts
         payable affiliates                   123,787
125,829
                                           ----------
----------
         Net cash (used in) provided by
           operating activities               217,339
320,509
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                              (1,286)
(17,410)
     Capital contributions paid to
       Operating Partnerships                (144,540)
(1,296,131)
     Advances to Operating Partnerships             -
413,033
     Investments                               92,712
305,974
                                           ----------
----------
         Net cash (used in) provided by
           investing activities               (53,114)
(594,534)
                                           ----------
----------






                Boston Capital Tax Credit Fund IV L.P

                         STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                (Unaudited)

                                                  Series 22

---------------------------
                                               1998
1997
                                               ----
----

Continued
---------
Cash flows from financing activities:
     Sales and registration costs paid              -
-
     Capital contributions received                 -
-
         Net cash (used in) provided by    ----------
---------
           financing activities                     -
-
                                           ----------
---------
         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                   164,225
(274,025)


Cash and cash equivalents, beginning           99,260
648,647
                                           ----------
----------

Cash and cash equivalents, ending         $   263,485    $
374,622
                                           ==========
==========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $    96,360    $
230,990
                                           ==========
==========















       The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                (Unaudited)

                                                   Series 23
                                          ---
-----------------------
                                               1998
1997
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $  (668,058)   $
(946,678)
    Adjustments
       Amortization                             6,536
6,536
       Distributions from
         Operating Partnerships                     -
-
       Share of loss from Operating
Partnerships                        509,233        824,513
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
-
       (Decrease) Increase in accounts
         payable and accrued expenses             267
-
       Decrease (Increase ) in prepaid
         expenses                                   -
2,047
       Decrease (Increase) in accounts
         receivable                             2,357
(43,162)
       (Decrease) Increase in accounts
         payable affiliates                   120,132
119,826
                                           ----------
----------
         Net cash (used in) provided by
           operating activities               (29,533)
(36,918)
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                 (73)
-
     Capital contributions paid to
       Operating Partnerships                (370,254)
(930,907)
     Advances to Operating Partnerships             -
-
     Investments                              582,680
127,680
                                           ----------
----------
         Net cash (used in) provided by
           investing activities               212,353
(803,227)
                                           ----------
----------






                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                                (Unaudited)

                                                  Series 23

----------------------------
                                             1998            1997
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -
-
     Capital contributions received                 -
-

         Net cash (used in) provided by    ----------
----------
           financing activities                     -
-
                                           ----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                   182,820
(840,145)


Cash and cash equivalents, beginning           75,562
1,578,798
                                           ----------
----------

Cash and cash equivalents, ending         $   258,382    $
738,653
                                           ==========
==========


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

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                (Unaudited)

                                                   Series 24
                                          ---
-----------------------
                                               1998
1997
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $  (843,198)   $
(555,919)
    Adjustments
       Amortization                             6,490
6,490
       Distributions from
         Operating Partnerships                     -
1,274
       Share of loss from Operating
Partnerships                        707,384        420,497
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
-
       (Decrease) Increase in accounts
         payable and accrued expenses         (26,842)
-
       Decrease (Increase ) in prepaid
         expenses                                   -
-
       Decrease (Increase) in accounts
         receivable                            (2,366)
(87,033)
       (Decrease) Increase in accounts
         payable affiliates                   116,574
107,161
                                           ----------
----------
         Net cash (used in) provided by
           operating activities               (41,958)
(107,530)
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                              (1,554)
(65,707)
     Capital contributions paid to
       Operating Partnerships                (109,868)
(1,288,379)
     Advances to Operating Partnerships        86,665
915,862
     Investments                               (3,543)
303,432
                                           ----------
----------
         Net cash (used in) provided by
           investing activities               (28,300)
(134,792)
                                           ----------
----------






                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                                (Unaudited)

                                                  Series 24

----------------------------
                                             1998            1997
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -
-
     Capital contributions received                 -
-
         Net cash (used in) provided by    ----------
----------
           financing activities                     -
-
                                           ----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                   (70,258)
(242,322)


Cash and cash equivalents, beginning          275,033
644,685
                                           ----------
----------

Cash and cash equivalents, ending         $   204,775    $
402,363
                                           ==========
==========


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

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                (Unaudited)

                                                   Series 25
                                          ---
-----------------------
                                               1998
1997
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $  (998,297)   $
(368,829)
    Adjustments
       Amortization                             5,244
5,244
       Distributions from
         Operating Partnerships                     -
-
       Share of loss from Operating
Partnerships                        834,491        245,289
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
-
       (Decrease) Increase in accounts
         payable and accrued expenses             220
8,107
       Decrease (Increase ) in prepaid
         expenses                                   -
-
       Decrease (Increase) in accounts
         receivable                           284,232
598,572
       (Decrease) Increase in accounts
         payable affiliates                   136,338
(16,554)
                                           ----------
----------
         Net cash (used in) provided by
           operating activities               262,228
471,829
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   -
(163,468)
     Capital contributions paid to
       Operating Partnerships                (528,026)
(1,580,243)
     Advances to Operating Partnerships       (11,409)
(72,000)
     Investments                              279,707
1,220,057
                                           ----------
----------
         Net cash (used in) provided by
           investing activities              (259,728)
(595,654)
                                           ----------
----------






                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                (Unaudited)

                                                  Series 25

----------------------------
                                             1998            1997
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -
-
     Capital contributions received                 -
-
         Net cash (used in) provided by    ----------
----------
           financing activities                     -
-
                                           ----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                     2,500
(123,825)


Cash and cash equivalents, beginning          173,979
956,365
                                           ----------
----------

Cash and cash equivalents, ending         $   176,479    $
832,540
                                           ==========
==========


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

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                (Unaudited)

                                                   Series 26
                                          ---
-----------------------
                                               1998
1997
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $   (764,913)  $
48,255
    Adjustments
       Amortization                              9,465
9,465
       Distributions from
         Operating Partnerships                  1,632
-
       Share of (income) loss from
         Operating Partnerships                639,699
(58,853)
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                          -
-
       (Decrease) Increase in accounts
         payable and accrued expenses            1,351
-
       Decrease (Increase ) in prepaid
         expenses                                    -
-
       Decrease (Increase) in accounts
         receivable                         (2,145,977)
786,765
       (Decrease) Increase in accounts
         payable affiliates                    195,660
(9,630)
                                            ----------
----------
         Net cash (used in) provided by
           operating activities             (2,063,083)
776,002
                                            ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                              (58,229)
(226,313)
     Capital contributions paid to
       Operating Partnerships               (1,028,302)
(3,634,181)
     Advances to Operating Partnerships        249,765
(1,100,320)
     Investments                             3,126,387
5,263,501
                                            ----------   -
----------
         Net cash (used in) provided by
           investing activities              2,289,621
302,687
                                            ----------   -
----------











                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                (Unaudited)

                                                  Series 26

----------------------------
                                             1998            1997
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -
(9)
     Capital contributions received                 -
-
         Net cash (used in) provided by    ----------
----------
           financing activities                     -
(9)                                                    ----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                   226,538
1,078,680


Cash and cash equivalents, beginning          105,301
1,239,330
                                           ----------
----------

Cash and cash equivalents, ending         $   331,839    $
2,318,010
                                           ==========
==========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $         -    $
4,873,009
                                           ==========
==========














       The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                (Unaudited)

                                                   Series 27
                                          ---
-----------------------
                                               1998
1997
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $  (461,849)   $
233,574
    Adjustments
       Amortization                             7,761
7,761
       Distributions from
         Operating Partnerships                     -
-
       Share of (income) loss from
         Operating Partnerships               315,720
(246,556)
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
-
       (Decrease) Increase in accounts
         payable and accrued expenses          12,772
-
       Decrease (Increase) in prepaid
         expenses                                   -
-
       Decrease (Increase) in accounts
         receivable                           (85,875)
(100,945)
       (Decrease) Increase in accounts
         payable affiliates                   152,357
-
                                           ----------
----------
         Net cash (used in) provided by
           operating activities               (59,114)
(106,166)
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                             (49,775)
(142,792)
     Capital contributions paid to
       Operating Partnerships              (1,239,779)
(2,450,753)
     Advances to Operating Partnerships        57,390
(205,484)
     Investments                            1,239,322
2,214,070
                                           ----------    -
----------
         Net cash (used in) provided by
           investing activities                 7,158
(584,959)
                                           ----------    -
----------







                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                (Unaudited)

                                                  Series 27

----------------------------
                                             1998            1997
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -
(11)
     Capital contributions received                 -
-
         Net cash (used in) provided by    ----------
----------
           financing activities                     -
(11)
                                           ----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                   (51,956)
(691,136)


Cash and cash equivalents, beginning          258,292
2,180,687
                                           ----------
----------

Cash and cash equivalents, ending         $   206,336    $
1,489,551
                                           ==========
==========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $   626,742    $
1,909,846
                                           ==========
==========














       The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                (Unaudited)

                                                          Series
28
                                                  ---------------
----------
                                                     1998
1997
                                                     ----
----
Cash flows from operating activities:
    Net income (loss)                             $  (52,900)
$  181,684
    Adjustments
       Amortization                                   10,163
10,163
       Distributions from
         Operating Partnerships                            -
-
       Share of (income) loss from
         Operating Partnerships                      132,831
237,704
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                                -
-
       (Decrease) Increase in accounts
         payable and accrued expenses                    256
(5,003)
       Decrease (Increase ) in prepaid
         expenses                                          -
-
       Decrease (Increase) in accounts
         receivable                                  114,933
(8,836)
       (Decrease) Increase in accounts
         payable affiliates                                -
(2,100)
                                                  ----------
-----------
         Net cash (used in) provided by
           operating activities                      205,283
413,612
                                                  ----------
-----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                    (80,974)
(234,164) Capital contributions paid to
       Operating Partnerships                     (2,860,045)
(3,057,728)
     Advances to Operating Partnerships              126,575
2,521,676
     Investments                                   2,526,907
(582,343)
                                                  ----------
-----------
         Net cash (used in) provided by
           investing activities                     (287,537)
(1,352,559)
                                                  ----------
-----------







                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                              (Unaudited)


                                                          Series
28                                                             --
------------------------
                                                     1998
1997
                                                     ----
----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid                   (292)
275
     Capital contributions received                         -
-
         Net cash (used in) provided by            ----------
-----------
           financing activities                          (292)
275
                                                   ----------
-----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                           (82,546)
(938,672)


Cash and cash equivalents, beginning                  483,635
4,589,026
                                                   ----------
-----------

Cash and cash equivalents, ending                $    401,089   $
3,650,354
                                                   ==========
===========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships                  $          -   $
2,926,509
                                                   ==========
===========












       The accompanying notes are an integral part of these statements.

                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                (Unaudited)

                                                         Series
29
                                             --------------------
----------
                                                  1998
1997
                                                  ----
----
Cash flows from operating activities:
    Net income (loss)                        $  (122,914)       $
179,925
    Adjustments
       Amortization                                6,581
2,415
       Distributions from
         Operating Partnerships                        -
-
       Share of (income) loss from
         Operating Partnerships                  201,469
-
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                            -
(11,446)
       (Decrease) Increase in accounts
         payable and accrued expenses                520
(280,815)
       Decrease (Increase ) in prepaid
         expenses                                      -
-
       Decrease (Increase) in accounts
         receivable                            1,874,092
1,739,691
       (Decrease) Increase in accounts
         payable affiliates                           (1)
(132,541)
                                              ----------
-----------
         Net cash (used in) provided by
           operating activities                1,959,747
1,497,229
                                              ----------
-----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                (39,702)
(2,765,866)
     Capital contributions paid to
       Operating Partnerships                 (4,586,503)
(5,338,133)
     Advances to Operating Partnerships       (2,857,839)
(1,743,277)
     Investments                               5,730,278
(15,263,251)
                                              ----------
-----------
         Net cash (used in) provided by
           investing activities               (1,753,766)
(25,110,527)
                                              ----------        -
----------










                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                              (Unaudited)


                                                          Series
29
                                                -----------------
-----------
                                                    1998
1997
                                                    ----
----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid             (2,894)
(3,992,042)
     Capital contributions received                     -
29,783,000
         Net cash (used in) provided by         ---------
-----------
           financing activities                    (2,894)
25,790,958
                                                ---------
-----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                       203,087
2,177,660


Cash and cash equivalents, beginning              305,731
2,040,879
                                              -----------
-----------

Cash and cash equivalents, ending            $    508,818       $
4,218,539
                                              ===========
===========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships              $  4,637,920       $
6,077,903
                                              ===========
===========









       The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                (Unaudited)

                                                          Series
30
                                               ------------------
----------
                                                    1998
1997
                                                    ----
----
Cash flows from operating activities:
    Net income (loss)                          $    137,852    $
61,710
    Adjustments
       Amortization                                   6,929
-
       Distributions from
        Operating Partnerships                            -
-
       Share of (income) loss from
        Operating Partnerships                      (33,782)
-
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                               -
(42,971)
       (Decrease) Increase in accounts
         payable and accrued expenses                     -
-
       Decrease (Increase ) in prepaid
         expenses                                         -
-
       Decrease (Increase) in accounts
         receivable                               1,673,794
(72,236)
       (Decrease) Increase in accounts
         payable affiliates                               -
171,965
                                                -----------   -
-----------
         Net cash (used in) provided by
           operating activities                   1,784,793
118,468
                                                -----------   -
-----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   (55,652)
(2,340,252)
     Capital contributions paid to
       Operating Partnerships                    (5,888,604)
(8,239,674)
     Advances to Operating Partnerships          (1,368,796)
(562,633)
     Investments                                  6,239,264
(608,803)
                                                -----------   -
-----------
         Net cash (used in) provided by
           investing activities                  (1,073,788)
(11,751,362)
                                                -----------   -
-----------







                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                              (Unaudited)


                                                          Series
30
                                                 -----
----------------------
                                                    1998
1997
                                                    ----
----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid                (2,146)
(3,585,795)
     Capital contributions received                        -
26,490,750
         Net cash (used in) provided by          -----------
----------
           financing activities                       (2,146)
22,904,955
                                                 -----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                          708,859
11,272,061


Cash and cash equivalents, beginning               1,162,518
-
                                                 -----------
----------

Cash and cash equivalents, ending               $  1,871,377
$11,272,061
                                                 ===========
==========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships                 $  1,637,668    $
2,628,016
                                                 ===========
==========












       The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                (Unaudited)

                                                          Series
31
                                               -----------------
----------
                                                    1998
1997
                                                    ----
----
Cash flows from operating activities:
    Net income (loss)                          $     77,123    $
(13,623)
    Adjustments
       Amortization                                   6,851
-
       Distributions from
        Operating Partnerships                            -
-
       Share of (income) loss from
        Operating Partnerships                      156,370
-
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                               -
-
       (Decrease) Increase in accounts
         payable and accrued expenses                 2,155
256,985
       Decrease (Increase ) in prepaid
         expenses                                         -
-
       Decrease (Increase) in accounts
         receivable                                (864,736)
(1,542,150)
       (Decrease) Increase in accounts
         payable affiliates                        (399,995)
(383,756)
                                                -----------   -
-----------
         Net cash (used in) provided by
           operating activities                  (1,022,232)
(1,160,763)
                                                -----------   -
-----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                  (100,751)
(383,756)
     Capital contributions paid to
       Operating Partnerships                    (5,677,830)
(465,229)
     Advances to Operating Partnerships             852,996
-
     Investments                                  5,930,914
-
                                                -----------   -
-----------
         Net cash (used in) provided by
           investing activities                   1,005,329
(848,985)
                                                -----------   -
-----------







                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                              (Unaudited)


                                                          Series
31
                                                 ----------------
-----------
                                                    1998
1997
                                                    ----
----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid                (8,212)
(613,006)
     Capital contributions received                        -
4,105,000
         Net cash (used in) provided by          -----------
----------
           financing activities                       (8,212)
3,491,994
                                                 -----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                          (25,115)
1,482,246


Cash and cash equivalents, beginning                 811,235
-
                                                 -----------
----------

Cash and cash equivalents, ending               $    786,120    $
1,482,246
                                                 ===========
==========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships                 $  1,229,588    $
2,493,261
                                                 ===========
==========












       The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                                (Unaudited)

                                                 Series 32*
Series 33*                                                -------
-----      -------------
                                                    1998
1998
                                                   ------
------
Cash flows from operating activities:
    Net income (loss)                          $     92,672
$        556
    Adjustments
       Amortization                                   8,897
-
       Distributions from
         Operating Partnerships                           -
-
       Share of (income) loss from
          Operating Partnerships                     21,447
-
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                               -
(93,078)
       (Decrease) Increase in accounts
         payable and accrued expenses            (2,275,795)
665,495
       Decrease (Increase ) in prepaid
         expenses                                         -
-
       Decrease (Increase) in accounts
         receivable                               1,330,476
(3,234,543)
       (Decrease) Increase in accounts
         payable affiliates                         (90,995)
107,530
                                                -----------
-----------         Net cash (used in) provided by
           operating activities                    (913,298)
(2,554,040)
                                                -----------
-----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                (3,596,307)
(2,412,135)
     Capital contributions paid to
       Operating Partnerships                   (21,120,410)
(300,000)
     Advances to Operating Partnerships           5,409,698
(6,470,149)
     Investments                                 (7,139,862)
(10,081,634)
                                                -----------
-----------
         Net cash (used in) provided by
           investing activities                 (26,446,881)
(19,263,918)
                                                -----------
-----------







                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                    Six Months Ended September 30,
                               (Unaudited)

               Series 32*       Series 33*
                                               -------------    -
------------
                                                    1998
1998
                                                    ----
----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid            (4,770,360)
(3,551,788)
     Capital contributions received               35,069,000
26,362,000
         Net cash (used in) provided by          -----------
-----------
           financing activities                   30,298,640
22,810,212
                                                 -----------
-----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                        2,938,461
992,254


Cash and cash equivalents, beginning                  72,770
-
                                                 -----------
-----------

Cash and cash equivalents, ending               $  3,011,231    $
992,254
                                                 ===========
===========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships                 $  9,951,924    $
10,513,076
                                                 ===========
===========











*Series 32 Series 33 did not commence operation until after September 30, 1998, therefore they do not have comparative information to report.

       The accompanying notes are an integral part of these
statements.
                                     94

                     Boston Capital Tax Credit Fund IV L.P.
                         NOTES TO FINANCIAL STATEMENTS
                             September 30, 1998
                                  (Unaudited)
NOTE A - ORGANIZATION

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

Pursuant to the Securities Act of 1933, the Fund filed a Form
S-11
Registration Statement with the Securities and Exchange Commission, effective December 16, 1993 which covered the offering (the "Public
Offering") of the Fund's beneficial assignee certificates
("BACs")
representing assignments of units of the beneficial interest of the limited partnership interest of the Assignor Limited Partner.
The Fund
registered 30,000,000 BACs at $10 per BAC for sale to the public in one or more series. One April 18, 1996 an amendment to Form S-11 which registered an additional 10,000,000 BACs for sale to the public in one or more series became effective. On April 2, 1998 an amendment to Form S-11, which registered an additional 25,000,000 BACs for sale to the public in one or more series became effective. Offers and sales of BACs in Series 20, Series 21,
Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31 and Series 32 were completed and the last of the BACs in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32 and Series 33 were issued by the Fund on June 24, 1994, September 30, 1994, December 28, 1994, June 23, 1995, September 22, 1995, December
29, 1995, June 25, 1996, September 17, 1996, January 29, 1997,
June 10, 1997, September 10, 1997, January 18, 1998, June 23,
1998 and September 21, 1998, respectively. The Fund sold 3,866,700 of Series 20 BACs, for a total of $38,667,000;
1,892,700 of Series 21 BACs for a total of $18,927,000; 2,564,400 of Series 22 BACs for a total of $25,644,000; 3,336,727 of Series 23 BACs for a total of $33,366,000; 2,169,878 of Series 24 BACs for a total of $21,697,000; 3,026,109 of Series 25 BACs for a total of $30,248,000; 3,995,900 of Series 26 BACs for a total of $39,959,000; 2,460,700 of Series 27 BACS for a total of $24,607,000; 4,000,738 of Series 28 BACs for a total of $39,999,000; 3,918,000 of Series 29 BACs for a total of $39,918,000; 2,649,075 of Series 30 BACs for a total of $26,490,750; 4,417,857 of Series 31 BACs for a total of $44,057,750; 4,754,198 of Series 32 BACs for a total of $47,431,000; and 2,636,200 of Series 33 BACs for a total of $26,362,000. The fund is continuing to offer BACs in Series 34 at September 30, 1998, but has not yet admitted any investors as BAC holders.

                    Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          September 30, 1998
                                  (Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of September 30, 1998 and for the three and six months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange
Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

The amortized cost of securities available for sale as of September 30, 1998 by contractual maturity are as follows:

                                 Amortized
                                    Cost
                                 ----------
   Due in one year or less      $33,264,657
   Due after one year            27,563,981
                                 ----------
   Total                        $60,828,638
                                 ==========

The fair market value of the securities is $61,059,864. The difference being an unrealized gain on securities available for sale of $231,226, as of September 30, 1998.


                    Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            September 30, 1998
                                  (Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

Amortization
------------
The Fund amortizes organizational costs over 60 months. As of September 30, 1998 and 1997 the Fund has accumulated amortization of $480,589 and $285,237 respectively.

The breakdown of accumulated amortization within the fund is as follows:

                              1998          1997
                              ----          ----
          Series 20        $ 96,966      $  73,681
          Series 21          69,757         50,799
          Series 22          48,180         35,641
          Series 23          42,485         29,412
          Series 24          38,218         25,239
          Series 25          28,842         18,354
          Series 26          42,595         18,930
          Series 27          31,045         15,522
          Series 28          35,570         15,244
          Series 29          15,215          2,415
          Series 30          12,542              -
          Series 31          10,277              -
          Series 32           8,897              -
                            -------        -------
                           $480,589       $285,237
                            =======        =======
Series 33 organization costs will be amortized over 60 months beginning October 1, 1998.

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Services, Inc., and Boston Capital Asset Management L.P. (formerly Boston Capital Communications Limited Partnership) as follows:

For the quarter ended September 30, 1998, Boston Capital
Services, Inc.
received $490,750 for Series 33 as Dealer-Manager fees for marketing advice and investment banking services performed at the time of the Fund's offering of BACs. Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31 and Series 32 completed payment of all Dealer-Manager fees prior to the quarter ended September 30, 1998.

Boston Capital Partners, Inc. is entitled to asset acquisition fees for
selecting, evaluating, structuring, negotiating, and closing the
Fund's
acquisition of interest in the Operating Partnerships.  During the quarter
ended September 30, 1998, Series 33 paid $2,240,770 for acquisition fees to Boston Capital Holdings Limited Partnership. Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29 Series 30, Series 31 and Series 32 completed payment of all acquisition fees prior to the quarter ended September 30, 1998.
                                   97

                    Boston Capital Tax Credit Fund IV L.P.
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 1998
                                 (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS - (cont.)

Of the total acquisition fees and expenses incurred, $98,235, $53,731, $168,647, $166,769, $278,244, $297,327, $659,265,
$417,907, $620,183, $112,826, $882,180, $230,651, $0 and
$1,104,322 for Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, and Series 32, respectively, related to costs incurred in connection with the purchase of interests in Operating Partnerships not finalized as of Septemeber 30, 1998.

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued or paid to Boston Capital Asset Management L.P. (formerly
Boston
Capital Communications Limited Partnership).

The fund management fees accrued for the quarters ended September
30, 1998 and
1997 are as follows:

                                1998           1997
                                ----           ----
           Series 20         $ 94,773       $ 94,743
           Series 21           56,460         56,460
           Series 22           61,893         63,936
           Series 23           60,066         59,913
           Series 24           58,287         53,580
           Series 25           68,169              -
           Series 26           97,830              -
           Series 27           76,526              -
                              -------        -------
                             $574,004       $328,632
                              =======        =======

The fund management fees paid for the quarters ended September
30, 1998 and
1997 are as follows:

                                1998           1997
                                ----           ----
           Series 25         $      -       $ 68,326
           Series 26                -         78,475
           Series 27                -         64,061
           Series 28           70,977         23,666
           Series 29           69,216         49,706
           Series 30           35,037              -
           Series 31           63,381              -
           Series 32           65,662              -
                              -------        -------
                             $304,273       $284,234
                              =======        =======




                     Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          September 30, 1998
                                  (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 1998 and 1997 the Fund has limited partnership interests in
289 and 225 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at September 30, 1998 and 1997 is as follows:

                               1998            1997
                               ----            ----
           Series 20            24              24
           Series 21            14              14
           Series 22            29              29
           Series 23            22              22
           Series 24            24              24
           Series 25            22              22
           Series 26            42              41
           Series 27            14              10
           Series 28            25              19
           Series 29            19              11
           Series 30            15               6
           Series 31            25               3
           Series 32            11               -
           Series 33             3               -
                               ---             ---
                               289             225
                               ===             ===

Under the terms of the Fund's investment in each Operating
Partnership, the
Fund is required to make capital contributions to the Operating
Partnerships.
These contributions are payable in installments over several years upon each
Operating Partnership achieving specified levels of construction and/or
operations.  The contributions payable at September 30, 1998 and
1997 are as
follows:
                             1998            1997
                             ----            ----
           Series 20     $   454,955     $   612,584
           Series 21         848,917         929,965
           Series 22       1,932,656       2,191,702
           Series 23       2,353,855       3,598,111
           Series 24       1,408,457       2,274,311
           Series 25       2,851,124       4,852,308
           Series 26       8,241,899      10,017,004
           Series 27       2,898,485       3,864,892
           Series 28       4,315,198       2,926,509
           Series 29       9,986,453       8,304,886
           Series 30       5,462,411       2,628,016
           Series 31      12,517,623       2,493,261
           Series 32      13,081,735               -
           Series 33       2,622,252               -
                          ----------      ----------
                         $68,976,020     $44,693,549
                          ==========      ==========

                     Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 1998
                                  (Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (Cont.)

The Fund's fiscal year ends March 31st for each year, while all the Operating
Partnerships' fiscal years are the calendar Year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the
Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 1998.


                   COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                           Six months ended June 30,
                                 (Unaudited)

                                                  Series 20

---------------------------
                                             1998
1997
                                             ----
----
Revenues
   Rental                                $ 4,137,282      $
3,910,138
   Interest and other                        223,844
188,499
                                           ---------
---------
                                           4,361,126
4,098,637
                                           ---------
---------
Expenses
  Interest                                 1,593,535
1,582,273
  Depreciation and amortization            1,419,299
1,511,120
  Operating expenses                       2,499,062
2,180,589
                                           ---------
---------
                                           5,511,896
5,273,982
                                           ---------
---------

          NET LOSS                       $(1,150,770)
$(1,175,345)
                                          ==========
==========
Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                          $(1,119,184)
$(1,142,743)
                                          ==========
==========

Net loss allocated to
    other partners                       $   (11,508)     $
(11,754)
                                          ==========
==========

Net Loss Suspended                       $   (20,078)     $
(20,848)
                                          ==========
==========







                   Boston Capital Tax Credit Fund IV L.P

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       September 30, 1998
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Six months ended June 30,
                              (Unaudited)

                                                Series 21
                                      ---------------------------
-
                                           1998             1997
                                           ----             ----
 Revenues
   Rental                             $ 2,361,237      $
2,138,261
   Interest and other                      88,237
118,460
                                        ---------
---------
                                        2,449,474
2,256,721
                                        ---------
---------
Expenses
  Interest                              1,003,691
1,081,285
  Depreciation and amortization           610,922
724,858
  Operating expenses                    1,374,898
1,330,506
                                        ---------
---------
                                        2,989,511
3,136,649
                                        ---------
---------

          NET INCOME (LOSS)           $  (540,037)     $
(879,928)
                                        =========
=========

Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                       $  (534,637)     $
(871,129)
                                        =========
=========

Net loss allocated to
  other partners                      $    (5,400)     $
(8,799)
                                        =========
=========














                   Boston Capital Tax Credit Fund IV L.P.

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             September 30, 1998
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

                COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                          Six Months ended June 30,
                              (Unaudited)

                                                 Series 22

--------------------------
                                          1998             1997
 Revenues                                 ----             ----

   Rental                              $2,162,202
$2,125,697
   Interest and other                     132,917
113,350
                                        ---------
---------
                                        2,295,119
2,239,047
                                        ---------
---------
Expenses
  Interest                                640,655
730,394
  Depreciation and amortization           742,697
903,225
  Operating expenses                    1,247,620
1,251,563
                                        ---------
---------
                                        2,630,972
2,885,182
                                        ---------
---------

          NET INCOME (LOSS)            $ (335,853)      $
(646,135)
                                        =========
=========

Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $ (332,495)      $
(639,672)
                                        =========
=========

Net loss allocated to
   other partners                      $   (3,358)      $
(6,463)
                                        =========
=========














               Boston Capital Tax Credit Fund IV L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       September 30, 1998
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

              COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                     Six months ended June 30,
                           (Unaudited)

                                                Series 23

----------------------------
                                          1998             1997
 Revenues                                 ----             ----
   Rental                             $ 2,601,903      $
2,475,124
   Interest and other                     133,364
115,222
                                       ----------
----------
                                        2,735,267
2,590,346
                                       ----------
----------
Expenses
  Interest                                899,615
938,093
  Depreciation and amortization           920,321
1,062,605
  Operating expenses                    1,429,709
1,422,490
                                       ----------
----------

                                        3,249,645
3,423,188
                                       ----------
----------

          NET LOSS                    $  (514,378)     $
(832,842)
                                       ==========
==========
Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                       $  (509,233)     $
(824,513)
                                       ==========
==========

Net loss allocated to
  other partners                      $    (5,145)     $
(8,329)
                                       ==========
==========















                   Boston Capital Tax Credit Fund IV L.P.

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 1998
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Six Months ended June 30,
                              (Unaudited)

                                           Series 24
                                 ----------------------------
                                     1998              1997
 Revenues                            ----              ----

   Rental                        $ 2,484,790       $1,978,057
   Interest and other                 73,600           70,414
                                   ---------        ---------
                                   2,558,390        2,048,471
                                   ---------        ---------

Expenses
  Interest                           925,783          740,498
  Depreciation and amortization      933,750          563,220
  Operating expenses               1,413,386        1,169,496
                                   ---------        ---------
                                   3,272,919        2,473,214
                                   ---------        ---------

          NET INCOME (LOSS)      $  (714,529)      $ (424,743)
                                  ==========        =========

Net loss allocated to
  Boston Capital Tax Credit
  Fund IV L.P.                   $  (707,384)      $ (420,497)
                                  ==========        =========

Net loss allocated to
   other partners                $    (7,145)      $   (4,246)
                                  ==========        =========













                   Boston Capital Tax Credit Fund IV L.P.

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            September 30, 1998
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Six months ended June 30,
                              (Unaudited)

                                                    Series 25
                                            ---------------------
-----
                                                1998
1997
 Revenues                                       ----            -
---

   Rental                                   $3,418,414
$2,970,941
   Interest and other                           82,891
92,219
                                             ---------       ----
-----
                                             3,501,305
3,063,160
                                             ---------       ----
-----

Expenses
  Interest                                   1,161,106
933,833
  Depreciation and amortization                990,203
632,113
  Operating expenses                         2,192,917
1,744,981
                                             ---------       ----
-----
                                             4,344,226
3,310,927
                                             ---------       ----
-----

          NET INCOME (LOSS)                 $ (842,921)     $
(247,767)
                                             =========
=========

Net loss allocated to
  Boston Capital Tax Credit
  Fund IV L.P.                              $ (834,491)     $
(245,289)
                                             =========
=========

Net loss allocated to
   other partners                           $   (8,430)     $
(2,478)
                                             =========
=========












               Boston Capital Tax Credit Fund IV L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       September 30, 1998
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Six months ended June 30,
                             (Unaudited)


                                               Series 26
                                       ---------------------------
                                          1998             1997
 Revenues                                 ----             ----
   Rental                              $3,188,950
$2,235,107
   Interest and other                     134,823
186,793
                                        ---------
---------

                                        3,323,773
2,421,900
                                        ---------
---------
Expenses
  Interest                              1,026,309
584,445
  Depreciation and amortization         1,157,255
494,400
  Operating expenses                    1,786,370
1,283,608
                                        ---------
---------

                                        3,969,934
2,362,453
                                        ---------
---------

          NET INCOME (LOSS)            $ (646,161)      $
59,447
                                        =========
=========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $ (639,699)      $
58,853
                                        =========
=========

Net income (loss) allocated to
  other partners                       $   (6,462)      $
594
                                        =========
=========





               Boston Capital Tax Credit Fund IV L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        September 30, 1998
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Six months ended June 30,
                             (Unaudited)


                                                Series 27
                                       --------------------------
-
                                          1998              1997
 Revenues                                 ----              ----
   Rental                              $1,929,135       $
793,467
   Interest and other                      86,757
327,588
                                        ---------
---------

                                        2,015,892
1,121,055
                                        ---------
---------
Expenses
  Interest                                788,213
218,864
  Depreciation and amortization           350,632
249,317
  Operating expenses                    1,195,956
403,827
                                        ---------
---------

                                        2,334,801
872,008
                                        ---------
---------

          NET INCOME (LOSS)            $ (318,909)      $
249,047
                                        =========
=========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $ (315,720)      $
246,556
                                        =========
=========

Net income (loss) allocated to
  other partners                       $   (3,189)      $
2,491
                                        =========
=========








               Boston Capital Tax Credit Fund IV L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        September 30, 1998
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Six months ended June 30,
                             (Unaudited)


                                                Series 28
                                       --------------------------
-
                                          1998              1997
 Revenues                                 ----              ----
   Rental                              $1,353,349       $
122,351
   Interest and other                      41,133
91,669
                                        ---------
---------

                                        1,394,482
214,020
                                        ---------
---------
Expenses
  Interest                                477,859
26,975
  Depreciation and amortization           313,103
50,801
  Operating expenses                      737,693
376,349
                                        ---------
---------

                                        1,528,652
454,125
                                        ---------
---------

          NET LOSS                     $ (134,173)      $
(240,105)
                                        =========
=========
Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $ (132,831)      $
(237,704)
                                        =========
=========

Net loss allocated to
  other partners                       $   (1,342)      $
(2,401)
                                        =========
=========








                  Boston Capital Tax Credit Fund IV L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        September 30, 1998
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Six months ended June 30,
                             (Unaudited)


                                        Series 29*       Series
30*
                                       ----------        --------
--
                                          1998               1998
 Revenues                                 ----               ----
   Rental                              $  882,901
$577,667
   Interest and other                      46,692
22,004
                                        ---------          ------
-

                                          929,593
599,671
                                        ---------          ------
-
Expenses
  Interest                                304,521
154,853
  Depreciation and amortization           109,112
35,827
  Operating expenses                      719,464
374,868
                                        ---------          ------
-

                                        1,133,097
565,548
                                        ---------          ------
-

          NET INCOME (LOSS)            $ (203,504)        $
34,123
                                        =========
=======
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $ (201,469)        $
33,782
                                        =========
=======

Net income (loss) allocated to
  other partners                       $   (2,035)        $
341
                                        =========
=======





* The Operating Partnerships in Series 29 and Series 30 did not commence operations until after June 30, 1998 therefore they do not have comparative information to report.

                 Boston Capital Tax Credit Fund IV L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        September 30, 1998
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Six months ended June 30,
                             (Unaudited)


                                        Series 31*        Series
32*
                                       ----------        --------
---
                                          1998              1998
 Revenues                                 ----              ----
   Rental                              $ 653,677         $ 65,772
   Interest and other                     18,949            1,398
                                        --------          -------

                                         672,626           67,170
                                        --------          -------
Expenses
  Interest                               212,327           34,271
  Depreciation and amortization           78,573           25,666
  Operating expenses                     539,675           28,896
                                        --------          -------

                                         830,575           88,833
                                        --------          -------

          NET INCOME (LOSS)            $(157,949)
$(21,663)
                                        ========          =======
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $(156,370)
$(21,447)
                                        ========          =======

Net income (loss) allocated to
  other partners                       $  (1,579)        $
(216)
                                        ========          =======







* The Operating Partnerships in Series 31 and Series 32 did not commence operations until after June 30, 1998 therefore they do not have comparative information to report.

                  Boston Capital Tax Credit Fund IV L.P.
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                         September 30, 1998
                             (Unaudited)


NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS-CONTINUED

When comparing the results of operations from the Operating Partnerships for the six months ended June 30, 1998 and June 30, 1997 numerous variances, some material in nature, exist. The variances are the result of a number of factors including an increase in the number of Operating Partnerships owned, an increase in the number which have completed construction, and an increase in the number which have completed the lease-up phase.

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

Capital Resources
-----------------
The Fund offered BACs in a Public Offering declared effective by the
Securities and Exchange Commission on December 16, 1993.  The
Fund received
$38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000,
$30,248,000,
$39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750,
$44,037,750, $47,431,000, and $26,362,000 representing 3,866,700,
1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900,
2,460,700, 3,999,900, 3,991,800, 2,649,075, 4,417,857, 4,754,198
and 2,636,200 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32 and Series 33, respectively.

Series 20
---------
The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $28,603,737.

During the quarter ended September 30, 1998, none of Series 20 net offering proceeds had been used to pay capital contributions. Series 20 net offering proceeds in the amount of $193,293 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series
20 has invested in as of September 30, 1998.

Series 21
---------
The Fund commenced offering BACs in Series 21 on July 1, 1994. Offers and sales of BACs in Series 21 were completed on December 31, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,730.

During the quarter ended September 30, 1998, $11,209 of Series 21 net offering proceeds had been used to pay capital contributions. Series 21 net offering proceeds in the amount of $848,917 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series
21 has invested in as of September 30, 1998.

Series 22
---------
The Fund commenced offering BACs in Series 22 on October 10, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748.

During the quarter ended September 30, 1998, $144,540 of Series
22 net offering proceeds had been used to pay capital contributions. Series 22 net offering proceeds in the amount of $556,451 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series
22 has invested in as of September 30, 1998.

Series 23
---------
The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on September 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278.

During the quarter ended September 30, 1998 none of Series 23 net offering proceeds had been used to pay capital contributions. Series 23 net offering proceeds in the amount of $258,382 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series
23 has invested in as of September 30, 1998.

Series 24
---------
The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,939,004.

During the quarter ended September 30, 1998, none of Series 24 net
offering proceeds had been used to pay initial and additional capital
contributions.  Series 24 net offering proceeds in the amount of
$406,905
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 24 has invested in as September 30, 1998.

Series 25
---------
The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,449,722.

During the quarter ended September 30, 1998, $88,300 of Series 25 net
offering proceeds had been used to pay initial and additional capital
contributions.  Series 25 net offering proceeds in the amount of
$895,399
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 25 has invested in as of September 30, 1998.

Series 26
---------
The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 25, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 42 Operating Partnerships in the amount of $27,756,420.

During the quarter ended September 30, 1998, $674,397 of Series
26 net
offering proceeds had been used to pay initial and additional capital
contributions.  Series 26 net offering proceeds in the amount of
$3,850,724
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 26 has invested in as of September 30, 1998.

Series 27
---------
The Fund commenced offering BACs in Series 27 on June 24, 1996. Offers and sales of BACs in Series 27 were completed on September 17, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $17,175,371.

During the quarter ended September 30, 1998, $376,109 of Series
27 net
offering proceeds had been used to pay initial and additional capital
contributions.  Series 27 net offering proceeds in the amount of
$1,631,961
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 27 has invested in as of September 30, 1998.

Series 28
---------
The Fund commenced offering BACs in Series 28 on September
30,1996.  Offers
and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 25 Operating Partnership in the amount of $24,959,483.

During the quarter ended September 30, 1998, $1,838,929 of Series
28 net
offering proceeds had been used to pay initial and additional capital
contributions.  Series 28 net offering proceeds in the amount of
$4,315,198
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 28 has invested in as of September 30, 1998.

Series 29
---------
The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 19 Operating Partnerships in the amount of $27,479,751.


During the quarter ended September 30, 1998, $2,770,860 of Series
29 net
offering proceeds had been used to pay initial and additional capital
contributions.  Series 29 net offering proceeds in the amount of
$8,345,727
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 29 has invested in as of September 30, 1998.

Series 30
---------
The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $14,425,053.

During the quarter ended September 30, 1998, $2,931,350 of Series
30 net
offering proceeds had been used to pay initial and additional capital
contributions.  Series 30 net offering proceeds in the amount of
$5,462,414
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 30 has invested in as of September 30, 1998.

Series 31
---------
The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 25 Operating Partnerships in the amount of $29,198,135.

During the quarter ended September 30, 1998, $2,720,576 of Series
31 net
offering proceeds had been used to pay initial and additional capital
contributions.  Series 31 net offering proceeds in the amount of
$9,392,782
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 31 has invested in as of September 30, 1998.

Series 32
---------
The Fund commenced offering BACs in Series 32 on January 19, 1998. Offers and sales of BACs in Series 32 were completed on June 23, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $35,149,030.

During the quarter ended September 30, 1998, $8,551,018 of Series
32 net
offering proceeds had been used to pay initial and additional capital
contributions.  Series 32 net offering proceeds in the amount of
$13,081,735
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 32 has invested in as of September 30, 1998.

Series 33
---------
The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The fund has committed proceeds to pay initial and additional installments of capital contributions to 3 Operating Partnerships in the amount of $9,092,401.

During the quarter ended September 30, 1998, $6,470,149 of Series
33 net
offering proceeds had been used to pay initial and additional capital contributions. Series 33 net offering proceeds in the amount of $2,622,252 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 33 has invested in as of September 30, 1998.
                                   115

Results of Operations
---------------------

As of September 30, 1998 and 1997 the Fund held limited partnership interests in 289 and 225 Operating Partnerships, respectively. In each instance the
Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment
Complex which initially complied with the Minimum Set-Aside Test
(i.e.,
occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the
Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Fund's results of operations for future periods will vary significantly from those for the period ended September 30, 1998 as Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32 and Series 33 continue to use the funds raised to invest in partnership interests of additional Operating Partnerships, and the Fund continues to offer BACs in Series 34.

The final BACs in Series 33 were issued on September 21, 1998 bringing the total dollars raised for Series 33 to $2,362,000. The Fund has started offering BACs in Series 34 and has collected equity totaling $365,000 as of September 30, 1998. No investors have been admitted to Series 34 as of September 30, 1998.

The Fund incurred a fund management fee to Boston Capital Asset
Management
Limited Partnership (formerly Boston Capital Communications
Limited
Partnership) in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred for the quarter ended
September 30, 1998 for Series 20, Series 21, Series 22, Series
23, Series 24,
Series 25, Series 26, Series 27, Series 28, Series 29, Series 30,
Series
31, Series 32 and Series 33 were $98,773, $56,460, $58,783,
$59,566, $39,287, $72,469, $79,830, $73,527, $70,977, $69,216,
$35,037, $63,381, 65,662 and $4,086, respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal
Housing Tax Credits for allocation to its partners and BAC holders.

Series 20
---------
As of September 30, 1998 and 1997 the average Qualified Occupancy for the series was 100%. The series had a total of 24 properties at September 30, 1998, all of which were at 100% qualified occupancy.

For the six months being reported Series 20 reflects a net loss from
Operating Partnerships of $1,150,770. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$268,529. This is an interim period estimate; it is not indicative of the final year end results.

Breeze Cove Limited Partnership (Breeze Cove Apartments) experienced financial difficulties in 1997 due to vacancy issues and high expenses. The management company has steadily improved occupancies throughout 1997 and 1998, and occupancy currently stands at 96%. The Operating General Partner is pushing the management company to reduce expenses as well. The Operating General Partner filed a refinancing applications with a new lender in October 1998, and capital needs are anticipated to be addressed as part of the refinancing package.

The Operating General Partner of East Douglas Apartments Limited Partnership (East Douglas Apartments) failed to meet his partnership obligations. As a result, the Operating General Partner and its related management agent were replaced in April, 1998. The new management company is focusing on improving the property's physical occupancy and operations. The property's mortgages have gone into default. The new Operating General Partner has worked out a forbearance agreement with the lenders. The property's refinancing package is expected to close by November 30, 1998. Once complete, the property is expected to remain stable.

In August 1996 the Investment General Partner was notified that Virginia Avenue Affordable Limited Partnership (Kristine Apartments) was named as defendant in a land encroachment complaint. Initial efforts to settle the complaint were unsuccessful, but recently a judgment was issued by which the operating partnership would receive an appropriate quit claim deed and other title related documents confirming the partnership's interest in the disputed property. The appropriate title information has been received by the Operating General Partner and is in the process of execution. The delivery of these documents will remove any uncertainty as to the partnership's possession of the land.

Series 21
---------
As of September 30, 1998 and 1997 the average Qualified Occupancy for the series was 93.9% and 90.9%, respectively. The series had a total of 14 properties at September 30, 1998. Out of the total 9 were at 100% qualified occupancy.

For the six months being reported Series 21 reflects a net loss from
Operating Partnerships of $540,037. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $70,885. This is an interim period estimate; it is not indicative of the final year end results.

The Internal Revenue Service is auditing Pinedale II Limited Partnership (Pinedale Apartments II) and Pumphouse Crossing II Limited Partnership's (Pumphouse Crossing II Apartments) compliance with the requirements of the Low-Income Housing Tax Credit Program. At this time management cannot determine the final outcome of the ongoing audit.

Series 22
---------
As of September 30, 1998 and 1997 the average Qualified Occupancy for the series was 99.9% and 98.7% respectively. The series had a total of 29 properties at September 30, 1998. Out of the total, 28 were at 100% qualified occupancy and 1 was in active lease-up.

For the six months being reported Series 22 reflects a net loss from
Operating Partnerships of $335,853. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$406,844. This is an interim period estimate; it is not indicative of the final year end results.

Series 23
---------
As of September 30, 1998 and 1997 the average Qualified Occupancy for the series was 100% and 99.6%, respectively. The series had a total of 22 properties at September 30, 1998 all of which were at 100% qualified occupancy.

For the six months being reported Series 23 reflects a net loss from
Operating Partnerships of $514,378. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a positive operations of $405,943. This is an interim period estimate; it is not indicative of the final year end results.

Series 24
---------
As of September 30, 1998 and 1997 the average Qualified Occupancy for the series was 99.8% and 98.8%, respectively. The series had a total of 24 properties at September 30, 1998. Out of the total 23 were at 100% qualified occupancy.

For the six months being reported Series 24 reflects a net loss from
Operating Partnerships of $714,529. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $219,221. This is an interim period estimate; it is not indicative of the final year end results.

In the prior fiscal year the Investment General Partner became aware of the Operating General Partner's intention to not completely fund construction costs of SG Wyandotte L.P. (Wyandotte Apartments). As a result, the Operating General Partner was removed in August 1997. The new Operating General Partner is currently working with a local construction consultant to complete the final payments of the subcontractors. During the first quarter 1997 construction was completed, and the property reached 100% qualified occupancy by December 1997. The new Operating General Partner, in conjunction with the Operating Partnership's lender, successfully converted the partnership's construction loan to permanent status. The property's operations continue to be strong and average physical occupancy remains at 95%.

Series 25
---------
As of September 30, 1998 and 1997 the average Qualified Occupancy for the series was 99.1% and 90.2%, respectively. The series had a total of 22 properties at September 30, 1998. Out of the total 19 were at 100% Qualified Occupancy and 1 was in active lease-up.

For the six months being reported Series 25 reflects a net loss from
Operating Partnerships of $842,921. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a positive operations of $147,282. This is an interim period estimate; it is not indicative of the final year end results.

In the prior fiscal year the Investment General Partner became aware of the Operating General Partner's intention to not completely fund construction costs of SG Wyandotte L.P. (Wyandotte Apartments). As a result, the Operating General Partner was removed in August 1997. The new Operating General Partner is currently working with a local construction consultant to complete the final payments of the subcontractors. During the first quarter 1997 construction was completed, and the property reached 100% qualified occupancy by December 1997. The new Operating General Partner, in conjunction with the Operating Partnership's lender, successfully converted the partnership's construction loan to permanent status. The property's operations continue to be strong and average physical occupancy remains at 95%.

Series 26
---------
As of September 30, 1998 and 1997 the average Qualified Occupancy for the series was 96.4% and 99.4%, respectively. The series had a total of 42 properties at September 30, 1998. Out of the total 35 were at 100% qualified occupancy and 3 were in active lease-up. The series also had 2 properties which were under construction and 1 property with multiple buildings some of which were under construction and some of which were in lease-up at September 30, 1998.

For the six months being reported Series 26 reflects a net loss from Operating Partnerships of $646,161. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$511,094. This is an interim period estimate; it is not indicative of the final year end results.

In the prior fiscal year the Investment General Partner became aware of the Operating General Partner's intention to not completely fund construction costs of SG Hazeltine Limited Partnership (Hazeltine Apartments). As a result, the Operating General Partner was removed in August 1997. The new Operating General Partner is currently working with a local construction consultant to complete the final payments of the subcontractors. In addition, the new Operating General Partner is currently working with the Operating Partnership's mortgage lender to convert to permanent loan status by the end of the year. Operations are strong, and as of the end of the second quarter, occupancy had increased to 94%.

Series 27
---------
As of September 30, 1998 and 1997 the average Qualified Occupancy for the series was 80.4% and 72.1%, respectively. The series had a total of 14 properties at September 30, 1998. Out of the total 8 were at 100% qualified occupancy and 4 were in active lease-up. The series also had 2 properties which were under construction September 30, 1998.


For the six months being reported Series 27 reflects a net loss from Operating Partnerships of $318,909. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$31,723. This is an interim period estimate; it is not indicative of the final year end results.

Series 28
---------
As of September 30, 1998 and 1997 the average Qualified Occupancy for the series was 95.9% and 100%, respectively. The series had a total of 25 properties at September 30, 1998. Out of the total 19 were at 100% qualified occupancy and 4 were in active lease-up. The series also had 2 properties which were under construction at September 30, 1998.

For the six months being reported Series 28 reflects a net loss from
Operating Partnerships of $134,173. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $178,930. This is an interim period estimate; it is not indicative of the final year end results.

Series 29
---------
As of September 30, 1998 and 1997 the average qualified occupancy for the Series was 92% and 53%, respectively. The series had a total of 19 properties at September 30, 1998. Out of the total 12 were at 100% qualified occupancy and 3 were in active lease-up. The series also had 4 properties which were under construction at September 30, 1998

For the six months being reported Series 29 reflects a net loss from
Operating Partnerships of $203,504. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss of $94,392.
This is an interim period estimate; it is not indicative of the final year end results.

Series 30
---------
As of September 30, 1998 the average qualified occupancy for the series was 72.5%. The series had a total of 15 properties at September 30, 1998. Out of the total 2 were at 100% qualified occupancy and 4 were in active lease-up. The series also had 7 properties that were under construction and 2 properties with multiple buildings some of which were in lease-up and some of which were under construction at September 30, 1998. Since all of the properties in Series 30 were under construction at September 30, 1997, there is no comparative information to report.

For the six months being reported Series 30 reflects a net income from
Operating Partnerships of $34,123. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $69,950. This is an interim period estimate; it is not indicative of the final year end results.

Series 31
---------
As of September 30, 1998 the average qualified occupancy for the series was 89.9%. The series had a total of 25 properties at September 30, 1998. Out of the total 6 were at 100% qualified occupancy and 10 were in active lease-up. The series also had 4 properties that were under construction and 5 properties with multiple buildings some of which were in lease-up and some of which were under construction at September 30, 1998. Since all of the properties in Series 31 were under construction September 30, 1997, there is no comparative information to report.

For the six months being reported Series 31 reflects a net loss from
Operating Partnerships of $157,949. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss of $79,376.
This is an interim period estimate; it is not indicative of the final year end results.

Series 32
---------
As of September 30, 1998 the average qualified occupancy for the series was 88%. The series had a total of 11 properties at September 30, 1998. Out of the total 3 were at 100% qualified occupancy and 1 was in active lease-up.
The series also had 7 properties that were under construction at September 30, 1998. Since all of the properties in Series 32 were acquired after September 30, 1997, there is no comparative information to report.

For the six months being reported Series 32 reflects a net loss from
Operating Partnerships of $21,663. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $4,003. This is an interim period estimate; it is not indicative of the final year end results.

Series 33
---------
The Series had a total of 3 properties as of September 30, 1998, all of which were under construction. Since all of the properties were acquired after September 30, 1998, there is no comparative information to report.

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

                             BOSTON CAPITAL TAX CREDIT
                             FUND IV L.P.



                             By:  Boston Capital Associates IV
L.P.




                             By:  C&M Associates d/b/a
                                    Boston Capital Associates



Date: November 20, 1998            By: /s/ John P. Manning
                                       -------------------
                                       John P. Manning,
                                       Partner & Principal
Financial
                                       Officer