Form 10-Q
period 1998-12-31
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 1999-02-19
CIK 913778

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  December 31, 1998
                                     ------------------
                                             or

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



                        QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED DECEMBER 31, 1998
              -----------------------------------------------


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

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................



















               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS




                                      December 31,        March
31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $342,066,394
$263,155,258


OTHER ASSETS
   Cash and cash equivalents                  9,077,844
4,193,020
   Investments                               49,137,424
70,135,961
   Notes receivable                          23,117,202
24,395,853
   Deferred acquisition costs                 4,133,942
5,541,912
   Organization costs, net of
     accumulated amortization (Note B)          639,418
603,443
   Other assets                              25,160,652
18,047,506
                                            -----------
-----------

                                           $453,332,876
$386,072,953
                                            ===========
===========

LIABILITIES

   Accounts payable & accrued
     expenses (Note C)                     $    532,942         $
486,292
   Accounts payable affiliates                4,732,393
3,413,858
   Capital contributions payable (Note D)    77,430,898
70,863,665
   Line of credit                               223,170
5,000,000
                                            -----------
-----------

                                             82,919,403
79,763,815
                                            -----------
-----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS




                                            December 31,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest,
      $10 stated value per BAC; 65,000,000
      authorized BACs; 45,764,907 issued and
      outstanding as of December 31, 1998    370,598,082
306,404,507
   General Partner                              (415,835)
(326,595)
   Unrealized gain (loss) on securities
    available for sale, net                      231,226
231,226
                                             -----------
-----------

                                             370,413,473
306,309,138
                                             -----------
-----------

                                            $453,332,876
$386,072,953
                                             ===========
===========



















       The accompanying notes are an integral part of these statements.

                    Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     Series 20

---------------------------
                                     December 31,     March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $21,682,884
$23,307,328

OTHER ASSETS
   Cash and cash equivalents                   166,329
198,679
   Investments                                   1,041
374,317
   Notes receivable                                  -
-
   Deferred acquisition costs                   98,235
98,235
   Organization costs, net of
     accumulated amortization (Note B)          16,428
33,891
   Other assets                                637,051
433,334
                                            ----------
----------

                                           $22,601,968
$24,445,784
                                            ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $         -      $
-
   Accounts payable affiliates               1,237,035
952,716
   Capital contributions payable (Note D)      235,745
524,696
   Line of credit                                    -
-
                                            ----------
----------

                                             1,472,780
1,477,412
                                            ----------
----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                       Series 20

---------------------------
                                     December 31,     March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------
---------

Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 3,866,700 issued and
      outstanding as of December 31, 1998   21,247,431
23,068,223
   General Partner                            (119,284)
(100,892)
   Unrealized gain (loss) on securities
    for sale, net                                1,041
1,041
                                            ----------
----------

                                            21,129,188
22,968,372
                                            ----------
----------

                                           $22,601,968
$24,445,784
                                            ==========
==========




















         The accompanying notes are an integral part of these statements.

                     Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                    Series 21

----------------------------
                                    December 31,     March 31,
                                               1998
1998
                                            (Unaudited)
(Audited)
                                            -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $ 8,576,426      $
9,560,326

OTHER ASSETS
   Cash and cash equivalents                   316,531
171,025
   Investments                                 860,137
1,017,352
   Notes receivable                            641,542
641,542
   Deferred acquisition costs                   53,731
53,731
   Organization costs, net of
     accumulated amortization (Note B)               -
12,523
   Other assets                                248,626
249,118
                                            ----------
----------

                                           $10,696,993
$11,705,617
                                            ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $         -      $
-
   Accounts payable affiliates                 767,210
597,830
   Capital contributions payable (Note D)      734,924
860,126
   Line of credit                                    -
-
                                            ----------
----------

                                             1,502,134
1,457,956
                                            ----------
----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                          Series
21
                                                -
----------------------------
                                         December 31,       March
31,
                                                   1998
1998
                                                (Unaudited)
(Audited)
                                                -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 1,892,700 issued and
      outstanding as of December 31, 1998 n     9,262,075
10,304,349
   General Partner                                (70,032)
(59,504)
   Unrealized gain (loss) on securities
    for sale, net                                   2,816
2,816
                                               ----------
----------

                                                9,194,859
10,247,661
                                               ----------
----------

                                              $10,696,993
$11,705,617
                                               ==========
==========





















         The accompanying notes are an integral part of these statements.

                     Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     Series 22
                                            --------
--------------------

                                     December 31,      March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $15,792,027
$16,104,712

OTHER ASSETS
   Cash and cash equivalents                   173,677
99,260
   Investments                                 293,120
385,678
   Notes receivable                            818,181
1,796,240
   Deferred acquisition costs                  168,647
202,011
   Organization costs, net of
     accumulated amortization (Note B)          12,828
22,232
   Other assets                                196,455
438,091
                                            ----------
----------

                                           $17,454,935
$19,048,224
                                            ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $         -      $
-
   Accounts payable affiliates                 722,645
536,965
   Capital contributions payable (Note D)      860,646
1,836,296
   Line of credit                                    -
-
                                            ----------
----------

                                             1,583,291
2,373,261
                                            ----------
-----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series
22

----------------------------
                                                December 31,
March 31,
                                                   1998
1998
                                                (Unaudited)
(Audited)
                                                -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 2,564,400 issued and
      outstanding as of December 31, 1998      15,930,943
16,726,229
   General Partner                                (60,375)
(52,342)
   Unrealized gain (loss) on securities
    for sale, net                                   1,076
1,076
                                               ----------
----------

                                               15,871,644
16,674,963
                                               ----------
----------

                                              $17,454,935
$19,048,224
                                               ==========
==========





















         The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     Series 23
                                             ------------------
--------
                                             December 31,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $22,465,855
$23,271,914

OTHER ASSETS
   Cash and cash equivalents                   722,000
75,562
   Investments                                   1,734
584,414
   Notes receivable                            921,757
2,186,398
   Deferred acquisition costs                  171,769
166,697
   Organization costs, net of
     accumulated amortization (Note B)          20,202
30,006
   Other assets                                629,700
713,561
                                            ----------
----------

                                           $24,933,017
$27,028,552
                                            ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $         -      $
-
   Accounts payable affiliates                 478,089
297,891
   Capital contributions payable (Note D)    1,474,214
2,724,109
   Line of credit                                    -
-
                                            ----------
----------

                                             1,952,303
3,022,000
                                            ----------
----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series
23

---------------------------
                                                December 31,
March 31,
                                                   1998
1998
                                                (Unaudited)
(Audited)
                                                -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 3,336,727 issued and
      outstanding as of December 31, 1998       23,034,036
24,049,616
   General Partner                                 (55,056)
(44,798)
   Unrealized gain (loss) on securities
    for sale, net                                    1,734
1,734
                                                ----------
----------

                                                22,980,714
24,006,552
                                                ----------
----------

                                               $24,933,017
$27,028,552
                                                ==========
==========





















        The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      Series 24
                                             ---------------------
-----
                                      December 31,    March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $14,311,458
$15,422,126

OTHER ASSETS
   Cash and cash equivalents                   460,028
275,033
   Investments                                 202,237
198,587
   Notes receivable                            551,783
779,231
   Deferred acquisition costs                  280,602
276,690
   Organization costs, net of
     accumulated amortization (Note B)          22,715
32,450
   Other assets                                618,841
756,754
                                            ----------
----------

                                           $16,447,664
$17,740,871
                                            ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $         -      $
27,000
   Accounts payable affiliates                 487,970
313,111
   Capital contributions payable (Note D)    1,367,976
1,518,325
   Line of credit                                    -
-
                                            ----------
----------

                                             1,855,946
1,858,436
                                            ----------
----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series
24

----------------------------
                                                December 31,
March 31,
                                                   1998
1998
                                                (Unaudited)
(Audited)
                                                -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 2,169,878 issued and
      outstanding as of December 31, 1998       14,630,591
15,908,401
   General Partner                                 (39,386)
(26,479)
   Unrealized gain (loss) on securities
    for sale, net                                      513
513
                                                ----------
----------

                                                14,591,718
15,882,435
                                                ----------
----------

                                               $16,447,664
$17,740,871
                                                ==========
==========





















         The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      Series 25
                                             --------------------
------
                                             December 31,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $21,573,187
$22,681,362

OTHER ASSETS
   Cash and cash equivalents                   621,564
173,979       Investments
570,558          998,627
   Notes receivable                            541,841
754,841
   Deferred acquisition costs                  283,479
279,327
   Organization costs, net of
     accumulated amortization (Note B)          20,976
28,842
   Other assets                              1,353,308
1,713,420
                                            ----------
----------

                                           $24,964,913
$26,630,398
                                            ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $         -      $
-
   Accounts payable affiliates                 204,507
-
   Capital contributions payable (Note D)    2,743,852
3,396,767
   Line of credit                                    -
-
                                            ----------
----------

                                             2,948,359
3,396,767
                                            ----------
----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                          Series
25

---------------------------
                                                 December 31,
March 31,
                                                    1998
1998
                                                 (Unaudited)
(Audited)
                                                 -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 3,026,109 issued and
      outstanding as of December 31, 1998       22,051,025
23,255,931
   General Partner                                 (37,307)
(25,136)
   Unrealized gain (loss) on securities
    for sale, net                                    2,836
2,836
                                                ----------
----------

                                                22,016,554
23,233,631
                                                ----------
----------

                                               $24,964,913
$26,630,398
                                                ==========
==========





















         The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     Series 26

--------------------------
                                             December 31,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $30,144,778
$29,729,194

OTHER ASSETS
   Cash and cash equivalents                    259,925
105,301
   Investments                                3,224,468
6,645,272
   Notes receivable                             756,449
1,173,727
   Deferred acquisition costs                   472,455
601,034
   Organization costs, net of
     accumulated amortization (Note B)           52,060
61,526
   Other assets                               4,234,712
3,764,864
                                             ----------
----------

                                            $39,144,847
$42,080,918
                                             ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $        89      $
82
   Accounts payable affiliates                  310,804
17,324
   Capital contributions payable (Note D)     7,188,270
9,269,613
   Line of credit                                     -
-
                                             ----------
----------

                                              7,499,163
9,287,019
                                             ----------
----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series
26

---------------------------
                                               December 31,
March 31,
                                                   1997
1997
                                                (Unaudited)
(Audited)
                                                -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 3,995,900 issued and
      outstanding as of December 31, 1998      31,650,964
32,787,697
   General Partner                                (24,015)
(12,533)
   Unrealized gain (loss) on securities
    for sale, net                                  18,735
18,735
                                               ----------
----------

                                               31,645,684
32,793,899
                                               ----------
----------

                                              $39,144,847
$42,080,918
                                               ==========
==========





















         The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     Series 27

--------------------------
                                             December 31,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $17,912,524
$18,158,317

OTHER ASSETS
   Cash and cash equivalents                    914,854
258,292
   Investments                                1,128,896
2,664,947
   Notes receivable                             345,987
653,377
   Deferred acquisition costs                   397,461
458,280
   Organization costs, net of
     accumulated amortization (Note B)           42,686
54,328
   Other assets                               1,240,143
1,515,909
                                             ----------
----------

                                            $21,982,551
$23,763,450
                                             ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $         -      $
-
   Accounts payable affiliates                  354,210
125,327
   Capital contributions payable (Note D)     2,245,369
3,524,022
   Line of credit                                     -
-
                                             ----------
----------

                                              2,599,579
3,649,349
                                             ----------
----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                      Series 27

---------------------------
                                             December 31,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 2,460,700 issued and
      outstanding as of December 31, 1998      19,392,533
20,116,351
   General Partner                                (15,425)
(8,114)
   Unrealized gain (loss) on securities
    for sale, net                                   5,864
5,864
                                               ----------
----------

                                               19,382,972
20,114,101
                                               ----------
----------

                                              $21,982,551
$23,763,450
                                               ==========
==========





















     The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     Series 28
                                             --------------------
------
                                      December 31,    March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $32,703,908
$28,144,829

OTHER ASSETS
   Cash and cash equivalents                    543,728
483,635
   Investments                                5,023,626
12,270,184
   Notes receivable                           2,955,017
240,575
   Deferred acquisition costs                    41,550
539,209
   Organization costs, net of
     accumulated amortization (Note B)           60,977
76,222
   Other assets                                 669,074
204,913
                                             ----------
----------

                                            $41,997,880
$41,959,567
                                             ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $         -      $
-
   Accounts payable affiliates                    4,681
4,681
   Capital contributions payable (Note D)     7,349,048
7,185,987
   Line of credit                                     -
-
                                             ----------
----------

                                              7,353,729
7,190,668
                                             ----------
----------

               Boston Capital Tax Credit Fund IV L.P.

                           BALANCE SHEETS


                                                      Series 28

----------------------------
                                      December 31,      March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 4,000,738 issued and
      outstanding as of December 31,1998       34,614,283
34,737,846
   General Partner                                  2,372
3,557
   Unrealized gain (loss) on securities
    for sale, net                                  27,496
27,496
                                               ----------
----------

                                               34,644,151
34,768,899
                                               ----------
----------

                                              $41,997,880
$41,959,567
                                               ==========
==========
























      The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      Series 29
                                             ----------------
---------
                                             December 31,   March
31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $28,426,984
$24,760,987

OTHER ASSETS
   Cash and cash equivalents                    910,145
305,731
   Investments                                7,127,153
13,567,187
   Notes receivable                           1,393,418
1,428,362
   Deferred acquisition costs                   425,735
816,252
   Organization costs, net of
     accumulated amortization (Note B)           53,252
64,663
   Other assets                                 187,757
2,437,225
                                             ----------
----------

                                            $38,524,444
$43,380,407
                                             ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $         -      $
-
   Accounts payable affiliates                   56,702
56,703
   Capital contributions payable (Note D)     4,766,733
9,330,218
   Line of credit                                     -
-
                                             ----------
----------

                                              4,823,435
9,386,921
                                             ----------
----------














                                     21
                Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series
29

---------------------------
                                                December 31,
March 31,
                                                  1998
1998
                                                (Unaudited)
(Audited)
                                                -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 3,991,800 issued and
      outstanding as of December 31, 1998      33,651,119
33,941,732
   General Partner                                 (4,622)
(2,758)
   Unrealized gain (loss) on securities
    for sale, net                                  54,512
54,512
                                               ----------
----------

                                               33,701,009
33,993,486
                                               ----------
----------

                                              $38,524,444
$43,380,407
                                               ==========
==========
























         The accompanying notes are an integral part of these statements.

                                     22

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     Series 30
                                            ---------------------
-----
                                            December 31,    March
31,
                                               1998
1998
                                            (Unaudited)
(Audited)
                                            -----------      --
-------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $18,250,622
$14,400,077

OTHER ASSETS
   Cash and cash equivalents                  1,105,868
1,162,518
   Investments                                6,367,717
10,891,290
   Notes receivable                           1,309,759
1,422,259
   Deferred acquisition costs                   493,830
1,062,082
   Organization costs, net of
     accumulated amortization (Note B)           51,965
62,358
   Other assets                               1,244,473
3,853,336
                                             ----------
----------

                                            $28,824,234
$32,853,920
                                             ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $         -      $
-
   Accounts payable affiliates                    1,002
1,002
   Capital contributions payable (Note D)     5,689,887
9,721,288
   Line of credit                                     -
-
                                             ----------
----------

                                              5,690,889
9,722,290
                                             ----------
----------














                                     23
                Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series
30
                                                -----------------
---------
                                                December 31,
March 31,
                                                   1998
1998
                                                (Unaudited)
(Audited)
                                                -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 2,651,100,
      issued and outstanding
      as of December 31, 1998                  23,107,374
23,106,377
General Partner                                     4,031
3,313
   Unrealized gain (loss) on securities
    for sale, net                                  21,940
21,940
                                               ----------
----------

                                               23,133,345
23,131,630
                                               ----------
----------

                                              $28,824,234
$32,853,920
                                               ==========
==========



















         The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      Series 31
                                            ---------------------
----
                                             December 31,   March
31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------     ---
------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $36,446,195
$29,042,410

OTHER ASSETS
   Cash and cash equivalents                    745,529
811,235
   Investments                                3,879,067
14,537,576
   Notes receivable                           4,940,096
7,309,603
   Deferred acquisition costs                         -
672,182
   Organization costs, net of
     accumulated amortization (Note B)           54,810
65,087
   Other assets                                 702,180
489,053
                                             ----------
----------

                                            $46,767,877
$52,927,146
                                             ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $     1,660      $
27,359
   Accounts payable affiliates                   17,342
417,337
   Capital contributions payable (Note D)     8,416,435
14,425,302
   Line of credit                                     -
-
                                             ----------
----------

                                              8,435,437
14,869,998
                                             ----------
----------

             Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                        Series 31
                                                ---------------
-----------
                                                December 31,
March 31,
                                                   1998
1998
                                                (Unaudited)
(Audited)
                                                -----------     -
--------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 4,417,857
      issued and outstanding
      as of December 31, 1998                  38,262,528
37,991,231
   General Partner                                  3,298
(697)
   Unrealized gain (loss) on securities
    for sale, net                                  66,614
66,614
                                               ----------
----------

                                               38,332,440
38,057,148
                                               ----------
----------

                                              $46,767,877
$52,927,146
                                               ==========
==========






















         The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                    Series 32
                                           ----------------------
-----
                                            December 31,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
                                             -----------      ---
------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $35,023,265      $
8,571,676

OTHER ASSETS
   Cash and cash equivalents                  1,717,365
72,770
   Investments                               12,549,982
6,000,530
   Notes receivable                           1,285,128
6,009,698
   Deferred acquisition costs                   722,101
316,182
   Organization costs, net of
     accumulated amortization (Note B)           50,418
59,315
   Other assets                                 431,192
1,477,928
                                             ----------
----------

                                            $51,779,451
$22,508,099
                                             ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $       363      $
431,851
   Accounts payable affiliates                    1,976
92,971
   Capital contributions payable (Note D)    11,110,178
6,546,916
   Line of credit                                     -
5,000,000
                                             ----------
----------

                                             11,112,517
12,071,738
                                             ----------
----------

             Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                        Series 32
                                                ----------------
-----------
                                                December 31,
March 31,
                                                   1998
1998
                                                (Unaudited)
(Audited)
                                                -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 4,754,198 issued and
      outstanding as of December 31, 1998      40,641,238
10,410,524
   General Partner                                   (353)
(212)
   Unrealized gain (loss) on securities
    for sale, net                                  26,049
26,049
                                               ----------
----------

                                               40,666,934
10,436,361
                                               ----------
----------

                                              $51,779,451
$22,508,099
                                               ==========
==========



















         The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                              Series 33*
Series 34*
                                            ------------   ------
-----
                                             December 31,
December 31
                                                1998
1998
                                             (Unaudited)
(Unaudited)
                                             -----------    -----
------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $21,678,099
$17,078,182

OTHER ASSETS
   Cash and cash equivalents                    309,231
111,070
   Investments                                6,155,781
1,751,907
   Notes receivable                           3,149,408
3,506,836
   Deferred acquisition costs                   369,304
155,043
   Organization costs, net of
     accumulated amortization (Note B)           88,424
91,677
   Other assets                               1,929,083
10,838,057
                                             ----------     -----
-----

                                            $33,679,330
$33,532,772
                                             ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $         -    $
530,830
   Accounts payable affiliates                        -
88,220
   Capital contributions payable (Note D)    11,056,245
12,191,376
   Line of credit                                     -
223,170
                                             ----------     -----
-----

                                             11,056,245
13,033,596
                                             ----------     -----
-----

             Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                Series 33*
Series 34*
                                               ------------    --
----------
                                               December 31,
December 31,
                                                  1998
1998
                                               (Unaudited)
(Unaudited)
                                               -----------      -
----------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 2,636,533 and
      2,405,300 respectively, issued and
      outstanding as of December 31, 1998      22,622,874
20,499,068
   General Partner                                    211
108
   Unrealized gain (loss) on securities
    for sale, net                                       -
-
                                               ----------
----------

                                               22,623,085
20,499,176
                                               ----------
----------

                                              $33,679,330
$33,532,772
                                               ==========
==========





















* Series 33 and Series 34 did not commence operations until after March 31, 1998, therefore they do not have comparative information to report.

        The accompanying notes are an integral part of these statements.

                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                    (Unaudited)



                                             1998         1997
                                             ----         ----

Income
  Interest income                       $ 1,407,964   $   810,933
  Other Income                                1,800             -
                                         ----------    ----------

                                          1,409,764       810,933
                                         ----------    ----------

Share of income (loss) from
  Operating Partnerships                 (2,868,663)
(2,220,876)
                                         ----------    ----------

Expenses
  Professional fees                          64,307        96,230
  Fund management fee (Note C)              935,332       644,995
  Amortization                               51,204        41,089
  General and administrative expenses       304,347       444,389
                                         ----------    ----------

                                          1,355,190     1,226,703
                                         ----------    ----------


  NET INCOME (LOSS)                     $(2,814,089)
$(2,636,646)
                                         ==========    ==========

Net income (loss) allocated to
  limited partners                      $(2,785,948)
$(2,610,279)
                                         ==========    ==========

Net income (loss) allocated to
  general partner                       $   (28,141)  $
(26,367)
                                         ==========    ==========

Net income (loss) per BAC               $     (1.03)  $
(.93)
                                         ==========    ==========








       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                            (Unaudited)

                                                      Series 20

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                              $     573     $
5,574
  Other income                                         -
-
                                                --------
--------

                                                     573
5,574
                                                --------
--------

Share of income (loss) from Operating
  Partnerships                                  (375,475)
(639,363)
                                                --------
--------

Expenses
  Professional fees                                  274
1,446
  Fund management fee (Note C)                    94,773
76,839
  Amortization                                     5,821
5,821
  General and administrative expense               5,340
14,331
                                                --------
--------

                                                 106,208
98,437
                                                --------
--------


  NET INCOME (LOSS)                            $(481,110)
$(732,226)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(476,299)
$(724,904)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (4,811)    $
(7,322)
                                                ========
========

Net income (loss) per BAC                      $    (.12)    $
(.18)
                                                ========
========









        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                            (Unaudited)

                                                      Series 21

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                              $  13,030     $
8,835
  Other income                                         -
-
                                                --------
--------
                                                  13,030
8,835
                                                --------
--------

Share of income (loss) from Operating
  Partnerships                                  (352,062)
(345,751)
                                                --------
--------

Expenses
  Professional fees                                  946
1,182
  Fund management fee (Note C)                    53,960
55,460
  Amortization                                     3,044
4,739
  General and administrative expense               7,449
10,841
                                                --------
--------

                                                  65,399
72,222
                                                --------
--------


  NET INCOME (LOSS)                            $(404,431)
$(409,138)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(400,387)
$(405,047)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (4,044)    $
(4,091)
                                                ========
========

Net income (loss) per BAC                      $    (.21)    $
(.21)
                                                ========
========








        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                            (Unaudited)

                                                      Series 22

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                              $   4,431     $
5,135
  Other income                                     1,800
-
                                                --------      -
-------

                                                   6,231
5,135
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (252,399)
(293,560)
                                                --------      -
-------

Expenses
  Professional fees                                1,004
1,462
  Fund management fee (Note C)                    59,893
60,911
  Amortization                                     3,135
3,135
  General and administrative expense               6,051
12,068
                                                --------      -
-------

                                                  70,083
77,576
                                                --------      -
-------


  NET INCOME (LOSS)                            $(316,251)
$(366,001)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(313,088)
$(362,341)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (3,163)    $
(3,660)
                                                ========
========

Net income (loss) per BAC                      $    (.12)    $
(.14)
                                                ========
========








        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Three Months Ended December 31,
                            (Unaudited)

                                                      Series 23

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                              $   1,077     $
11,836
  Other income                                         -
-
                                                --------      -
-------

                                                   1,077
11,836
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (296,477)
(423,376)
                                                --------      -
-------

Expenses
  Professional fees                                  243
2,060
  Fund management fee (Note C)                    53,502
58,349
  Amortization                                     3,268
3,268
  General and administrative expense               5,634
17,429
                                                --------      -
-------

                                                  62,647
81,106
                                                --------      -
-------


  NET INCOME (LOSS)                            $(358,047)
$(492,646)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(354,467)
$(487,720)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (3,580)    $
(4,926)
                                                ========
========

Net income (loss) per BAC                      $    (.11)    $
(.15)
                                                ========
========








        The accompanying notes are an integral part of these
statements.
                                     35

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                            (Unaudited)

                                                      Series 24

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                              $  17,213     $
2,539
  Other income                                         -
-
                                                --------      -
-------

                                                  17,213
2,539
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (398,461)
(180,749)
                                                --------      -
-------

Expenses
  Professional fees                                3,912
3,043
  Fund management fee (Note C)                    54,087
53,580
  Amortization                                     3,245
3,245
  General and administrative expense               5,188
9,081
                                                --------      -
-------

                                                  66,432
68,949
                                                --------      -
-------


  NET INCOME (LOSS)                            $(447,680)
$(247,159)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(443,203)
$(244,687)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (4,477)    $
(2,472)
                                                ========
========

Net income (loss) per BAC                      $    (.20)    $
(.11)
                                                ========
========








        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                            (Unaudited)

                                                      Series 25

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                              $  45,193     $
18,579
  Other income                                         -
-
                                                --------      -
-------

                                                  45,193
18,579
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (182,280)
(162,531)
                                                --------      -
-------

Expenses
  Professional fees                                5,677
2,862
  Fund management fee (Note C)                    65,369
68,319
  Amortization                                     2,622
2,622
  General and administrative expense               7,804
22,072
                                                --------      -
-------

                                                  81,472
95,875
                                                --------      -
-------


  NET INCOME (LOSS)                            $(218,559)
$(239,827)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(216,373)
$(237,429)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (2,186)    $
(2,398)
                                                ========
========

Net income (loss) per BAC                      $    (.07)    $
(.08)
                                                ========
========








        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                            (Unaudited)

                                                      Series 26

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                              $  48,806     $
88,256
  Other income                                         -
-
                                                --------      -
-------

                                                  48,806
88,256
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (313,494)
(55,508)
                                                --------      -
-------

Expenses
  Professional fees                                   98
19,865
  Fund management fee (Note C)                    95,230
95,899
  Amortization                                     4,733
4,733
  General and administrative expense              18,848
55,956
                                                --------      -
-------

                                                 118,909
176,453
                                                --------      -
-------


  NET INCOME (LOSS)                            $(383,597)
$(143,705)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(379,761)
$(142,267)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (3,836)    $
(1,438)
                                                ========
========

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

                 Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                            (Unaudited)

                                                      Series 27

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                              $  18,808     $
33,370
  Other income                                         -
-
                                                --------      -
-------

                                                  18,808
33,370
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (194,781)
(126,019)
                                                --------      -
-------

Expenses
  Professional fees                                2,420
1,910
  Fund management fee (Note C)                    76,527
21,190
  Amortization                                     3,881
3,881
  General and administrative expense              10,641
37,396
                                                --------      -
-------

                                                  93,469
64,377
                                                --------      -
-------


  NET INCOME (LOSS)                            $(269,442)
$(157,026)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(266,748)
$(155,456)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (2,694)    $
(1,570)
                                                ========
========

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

                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Three Months Ended December 31,
                            (Unaudited)

                                                Series 28
                                        ---------------
-----------
                                           1998           1997
                                           ----           ----
Income
  Interest income                      $ 147,223      $ 228,944
  Other income                                 -              -
                                        --------       --------

                                         147,223        228,944
                                        --------       --------

Share of income (loss) from
  Operating Partnerships                 (85,844)        20,960
                                        --------       --------

Expenses
  Professional fees                        6,614         20,529
  Fund management fee (Note C)            74,438         66,478
  Amortization                             5,081          5,081
  General and administrative expense      41,074        104,770
                                        --------       --------
                                         127,207        196,858
                                        --------       --------

  NET INCOME (LOSS)                    $ (65,828)     $  53,046
                                        ========       ========

Net income (loss) allocated to
  limited  partners                    $ (65,170)     $  52,516
                                        ========       ========

Net income (loss) allocated to
  general partner                      $    (658)     $     530
                                        ========       ========

Net income (loss) per BAC              $    (.02)     $     .01
                                        ========       ========








        The accompanying notes are an integral part of these statements.

                 Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Three Months Ended December 31,
                            (Unaudited)

                                                Series 29
                                        ---------------
-----------
                                           1998           1997
                                           ----           ----
Income
  Interest income                      $ 107,982      $ 199,420
  Other income                                 -              -
                                        --------       --------

                                         107,982        199,420
                                        --------       --------

Share of income (loss) from
  Operating Partnerships                 (46,603)       (14,979)
                                        --------       --------

Expenses
  Professional fees                        8,172         14,106
  Fund management fee (Note C)            75,609         37,884
  Amortization                             4,830          2,415
  General and administrative expense      36,515         67,230
                                        --------       --------
                                         125,126        121,635
                                        --------       --------

  NET INCOME (LOSS)                    $ (63,747)     $  62,806
                                        ========       ========

Net income (loss) allocated to
  limited  partners                    $ (63,110)     $  62,178
                                        ========       ========

Net income (loss) allocated to
  general partner                      $    (637)     $     628
                                        ========       ========

Net income (loss) per BAC              $    (.02)     $     .01
                                        ========       ========








        The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Three Months Ended December 31,
                            (Unaudited)

                                                Series 30
                                         ------------------------
                                           1998            1997
                                           ----            ----
Income
  Interest income                      $ 102,508       $ 170,915
  Other income                                 -               -
                                        --------        --------

                                         102,508         170,915
                                        --------        --------

Share of income (loss) from
  Operating Partnerships                 (86,374)              -
                                        --------        --------

Expenses
  Professional fees                        5,418           8,388
  Fund management fee (Note C)            43,413          18,795
  Amortization                             3,464           2,149
  General and administrative expense      30,009          57,986
                                        --------        --------
                                          82,304          87,318
                                        --------        --------

  NET INCOME (LOSS)                    $ (66,170)      $  83,597
                                        ========        ========

Net income (loss) allocated to
  limited  partners                    $ (65,508)      $  82,761
                                        ========        ========

Net income (loss) allocated to
  general partner                      $    (662)      $     836
                                        ========        ========

Net income (loss) per BAC              $    (.02)      $     .03
                                        ========        ========








        The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Three Months Ended December 31,
                            (Unaudited)

                                                Series 31
                                        ------------------------
                                           1998            1997
                                           ----            ----
Income
  Interest income                       $ 526,213      $  37,530
  Other income                                  -              -
                                         --------       --------

                                          526,213         37,530
                                         --------       --------

Share of income (loss) from
  Operating Partnerships                 (111,635)             -
                                         --------       --------

Expenses
  Professional fees                         7,674         19,377
  Fund management fee (Note C)             66,132         31,291
  Amortization                              3,426              -
  General and administrative expense       15,257         35,229
                                         --------       --------
                                           92,489         85,897
                                         --------       --------

  NET INCOME (LOSS)                     $ 322,089      $ (48,367)
                                         ========       ========

Net income (loss) allocated to
  limited  partners                     $ 318,868      $ (47,883)
                                         ========       ========

Net income (loss) allocated to          $   3,221      $    (484)
  general partner                        ========       ========

Net income (loss) per BAC               $     .07      $       -
                                         ========       ========








        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                            (Unaudited)

                                             Series 32*
Series 33*
                                            -----------     -----
------
                                               1998
1998
                                               ----            --
--

Income
  Interest income                           $ 210,148       $
126,126
  Other income                                      -
-
                                             --------        ----
----

                                              210,148
126,126
                                             --------        ----
----

Share of (income) loss from Operating
  Partnerships                               (172,778)
-
                                             --------        ----
----

Expenses
  Professional fees                            10,336
11,219
  Fund management fee (Note C)                 82,651
29,040
  Amortization                                      -
4,654
  General and administrative expense           51,119
60,680
                                              -------        ----
----

                                            $ 144,106
105,593
                                             --------        ----
----


  NET INCOME (LOSS)                         $(106,736)      $
20,533
                                             ========
========

Net income (loss) allocated to
  limited  partners                         $(105,669)      $
20,328
                                             ========
========
Net income (loss) allocated to
  general partner                           $  (1,067)      $
205
                                             ========
========

Net income (loss) per BAC                   $    (.02)      $
 .01
                                             ========
========





* Series 32 and Series 33 did not commence operations until after December 31 1997, therefore they do not have comparative information to report.

        The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Three Months Ended December 31,
                            (Unaudited)

                                              Series 34*
                                              ----------
                                                 1998
                                                ------
Income
  Interest income                             $  38,633
  Other income                                        -
                                               --------

                                                 38,633
                                               --------

Share of income (loss) from
  Operating Partnerships                              -
                                               --------
Expenses
  Professional fees                                 300
  Fund management fee (Note C)                   10,708
  Amortization                                        -
  General and administrative expense              2,738
                                               --------
                                                 13,746
                                               --------

  NET INCOME (LOSS)                           $  24,887
                                               ========

Net income (loss) allocated to
  limited  partners                           $  24,638
                                               ========

Net income (loss) allocated to                $     249
  general partner                              ========

Net income (loss) per BAC                     $     .01
                                               ========





* Series 34 did not commence operations until after December 31
1997, therefore it does not have comparative information to report.

        The accompanying notes are an integral part of these statements.

                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                    (Unaudited)



                                             1998         1997
                                             ----         ----

Income
  Interest income                       $ 3,652,728   $ 2,704,694
  Other Income                                3,300             -
                                         ----------    ----------

                                          3,656,028     2,704,694
                                         ----------    ----------

Share of income (loss) from
  Operating Partnerships                 (8,339,841)
(6,297,014)
                                         ----------    ----------

Expenses
  Professional fees                         487,701       422,848
  Fund management fee (Note C)            2,572,045     1,692,231
  Amortization                              153,513       116,554
  General and administrative expenses     1,026,892     1,111,757
                                         ----------    ----------

                                          4,240,151     3,343,390
                                         ----------    ----------


  NET INCOME (LOSS)                     $(8,923,964)
$(6,935,710)
                                         ==========    ==========

Net income (loss) allocated to
  limited partners                      $(8,834,724)
$(6,866,351)
                                         ==========    ==========

Net income (loss) allocated to
  general partner                       $   (89,240)  $
(69,359)
                                         ==========    ==========

Net income (loss) per BAC               $     (3.15)  $
(2.54)
                                         ==========    ==========








       The accompanying notes are an integral part of these statements.

                                     46
                 Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                             (Unaudited)

                                                      Series 20

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                            $     7,250   $
44,148
  Other income                                         -
-
                                              ----------    --
--------

                                                   7,250
44,148
                                              ----------    --
--------

Share of income (loss) from Operating
  Partnerships                                (1,494,659)
(1,782,106)
                                              ----------    --
--------

Expenses
  Professional fees                               26,455
29,642
  Fund management fee (Note C)                   281,699
213,926
  Amortization                                    17,464
17,464
  General and administrative expense              26,157
45,443
                                              ----------    --
--------

                                                 351,775
306,475
                                              ----------    --
--------


  NET INCOME (LOSS)                          $(1,839,184)
$(2,044,433)
                                              ==========
==========

Net income (loss) allocated to
  limited  partners                          $(1,820,792)
$(2,023,989)
                                              ==========
==========

Net income (loss) allocated to
  general partner                            $   (18,392)  $
(20,444)
                                              ==========
==========

Net income (loss) per BAC                    $      (.47)  $
(.52)
                                              ==========
==========








        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                            (Unaudited)

                                                      Series 21

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                            $    51,161   $
34,559
  Other income                                         -
-
                                              ----------    --
--------
                                                  51,161
34,559
                                              ----------    --
--------

Share of income (loss) from Operating
  Partnerships                                  (886,699)
(1,216,880)
                                              ----------    --
--------

Expenses
  Professional fees                               20,610
20,510
  Fund management fee (Note C)                   152,880
166,167
  Amortization                                    12,523
14,218
  General and administrative expense              31,251
30,672
                                              ----------    --
--------

                                                 217,264
231,567
                                              ----------    --
--------


  NET INCOME (LOSS)                          $(1,052,802)
$(1,413,888)
                                              ==========
==========

Net income (loss) allocated to
  limited  partners                          $(1,042,274)
$(1,399,749)
                                              ==========
==========

Net income (loss) allocated to
  general partner                            $   (10,528)  $
(14,139)
                                              ==========
==========

Net income (loss) per BAC                    $      (.55)  $
(.74)
                                              ==========
==========








        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                            (Unaudited)

                                                      Series 22

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                              $  20,470   $
27,529
  Other income                                     3,300
-
                                                --------    ---
-------

                                                  23,770
27,529
                                                --------    ---
-------

Share of income (loss) from Operating
  Partnerships                                  (584,894)
(933,232)
                                                --------    ---
-------

Expenses
  Professional fees                               29,501
33,528
  Fund management fee (Note C)                   179,419
183,840
  Amortization                                     9,404
9,404
  General and administrative expense              23,871
35,733
                                                --------    ---
-------

                                                 242,195
262,505
                                                --------    ---
-------


  NET INCOME (LOSS)                            $(803,319)
$(1,168,208)
                                                ========
==========

Net income (loss) allocated to
  limited  partners                            $(795,286)
$(1,156,526)
                                                ========
==========

Net income (loss) allocated to
  general partner                              $  (8,033)  $
(11,682)
                                                ========
==========

Net income (loss) per BAC                      $    (.31)  $
(.45)
                                                ========
==========








        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Nine Months Ended December 31,
                            (Unaudited)

                                                      Series 23

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                            $    12,055   $
58,655
  Other income                                         -
-
                                              ----------    ---
-------

                                                  12,055
58,655
                                              ----------    ---
-------

Share of income (loss) from Operating
  Partnerships                                  (805,710)
(1,247,889)
                                              ----------    ---
-------

Expenses
  Professional fees                               25,357
34,592
  Fund management fee (Note C)                   171,884
155,675
  Amortization                                     9,804
9,804
  General and administrative expense              25,138
50,018
                                              ----------    ---
-------

                                                 232,183
250,089
                                              ----------    ---
-------


  NET INCOME (LOSS)                          $(1,025,838)
$(1,439,323)
                                              ==========
==========

Net income (loss) allocated to
  limited  partners                          $(1,015,580)
$(1,424,930)
                                              ==========
==========

Net income (loss) allocated to
  general partner                            $   (10,258)  $
(14,393)
                                              ==========
==========

Net income (loss) per BAC                    $      (.30)  $
(.43)
                                              ==========
==========







        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                            (Unaudited)

                                                      Series 24

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                            $    26,956   $
12,343
  Other income                                         -
-
                                              ----------    ---
-------

                                                  26,956
12,343
                                              ----------    ---
-------

Share of income (loss) from Operating
  Partnerships                                (1,105,845)
(601,246)
                                              ----------    ---
-------

Expenses
  Professional fees                               29,874
29,096
  Fund management fee (Note C)                   151,661
149,640
  Amortization                                     9,735
9,735
  General and administrative expense              20,558
25,705
                                              ----------    ---
-------

                                                 211,828
214,176
                                              ----------    ---
-------


  NET INCOME (LOSS)                          $(1,290,717)  $
(803,079)
                                              ==========
==========

Net income (loss) allocated to
  limited  partners                          $(1,277,810)  $
(795,048)
                                              ==========
==========

Net income (loss) allocated to
  general partner                            $   (12,907)  $
(8,031)
                                              ==========
==========

Net income (loss) per BAC                    $      (.59)  $
(.37)
                                              ==========
==========








        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                            (Unaudited)

                                                      Series 25

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                            $    78,889     $
111,971
  Other income                                         -
-
                                              ----------      -
-------

                                                  78,889
111,971
                                              ----------      -
-------

Share of income (loss) from Operating
  Partnerships                                (1,016,771)
(407,820)
                                              ----------      -
-------

Expenses
  Professional fees                               33,960
34,580
  Fund management fee (Note C)                   202,207
200,363
  Amortization                                     7,866
7,866
  General and administrative expense              35,162
69,998
                                              ----------      -
-------

                                                 279,195
312,807
                                              ----------      -
-------


  NET INCOME (LOSS)                          $(1,217,077)
$(608,656)
                                              ==========
========

Net income (loss) allocated to
  limited  partners                          $(1,204,906)
$(602,569)
                                              ==========
========

Net income (loss) allocated to
  general partner                            $   (12,171)    $
(6,087)
                                              ==========
========

Net income (loss) per BAC                    $      (.40)    $
(.20)
                                              ==========
========








        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                            (Unaudited)

                                                      Series 26

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                            $   220,304     $
404,278
  Other income                                         -
-
                                              ----------      -
-------

                                                 220,304
404,278
                                              ----------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (953,193)
3,345
                                              ----------      -
-------

Expenses
  Professional fees                               47,174
71,576
  Fund management fee (Note C)                   263,890
231,276
  Amortization                                    14,198
14,198
  General and administrative expense              90,064
186,023
                                              ----------      -
-------

                                                 415,326
503,073
                                              ----------      -
-------


  NET INCOME (LOSS)                          $(1,148,215)    $
(95,450)
                                              ==========
========

Net income (loss) allocated to
  limited  partners                          $(1,136,733)    $
(94,495)
                                              ==========
========

Net income (loss) allocated to
  general partner                            $   (11,482)    $
(955)
                                              ==========
========

Net income (loss) per BAC                    $      (.28)    $
(.02)
                                              ==========
========








        The accompanying notes are an integral part of these statements.

                 Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                            (Unaudited)

                                                      Series 27

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                              $  88,114     $
246,324
  Other income                                         -
-
                                                --------      -
-------

                                                  88,114
246,324
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (510,501)
120,537
                                                --------      -
-------

Expenses
  Professional fees                               27,855
27,363
  Fund management fee (Note C)                   225,883
148,302
  Amortization                                    11,642
11,642
  General and administrative expense              43,362
103,004
                                                --------      -
-------

                                                 308,742
290,311
                                                --------      -
-------


  NET INCOME (LOSS)                            $(731,129)    $
76,550
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(723,818)    $
75,785
                                                ========
========
Net income (loss) allocated to
  general partner                              $  (7,311)    $
765
                                                ========
========

Net income (loss) per BAC                      $    (.29)    $
 .03
                                                ========
========








        The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                            (Unaudited)

                                                Series 28
                                       -------------------------
                                           1998           1997
                                           ----           ----
Income
  Interest income                      $ 552,514      $ 957,102
  Other income                                 -              -
                                        --------       --------

                                         552,514        957,102
                                        --------       --------

Share of income (loss) from
  Operating Partnerships                (218,675)      (216,744)
                                        --------       --------

Expenses
  Professional fees                       54,244         77,989
  Fund management fee (Note C)           214,592        105,366
  Amortization                            15,244         15,244
  General and administrative expense     168,231        307,029
                                        --------       --------
                                         452,311        505,628
                                        --------       --------

  NET INCOME (LOSS)                    $(118,472)     $ 234,730
                                        ========       ========

Net income (loss) allocated to
  limited  partners                    $(117,287)     $ 232,383
                                        ========       ========

Net income (loss) allocated to
  general partner                      $  (1,185)     $   2,347
                                        ========       ========

Net income (loss) per BAC              $    (.03)     $     .06
                                        ========       ========








        The accompanying notes are an integral part of these statements.

                 Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                            (Unaudited)

                                               Series 29
                                       -------------------------
                                           1998           1997
                                           ----           ----
Income
  Interest income                      $ 463,253      $ 514,332
  Other income                                 -              -
                                        --------       --------

                                         463,253        514,332
                                        --------       --------

Share of income (loss) from
  Operating Partnerships                (248,072)       (14,979)
                                        --------       --------

Expenses
  Professional fees                       50,671         32,988
  Fund management fee (Note C)           214,043         87,590
  Amortization                            11,411          4,830
  General and administrative expense     125,436        131,215
                                        --------       --------
                                         401,561        256,623
                                        --------       --------

  NET INCOME (LOSS)                    $(186,380)     $ 242,730
                                        ========       ========

Net income (loss) allocated to
  limited  partners                    $(184,516)     $ 240,303
                                        ========       ========

Net income (loss) allocated to
  general partner                      $  (1,864)     $   2,427
                                        ========       ========

Net income (loss) per BAC              $    (.05)     $     .05
                                        ========       ========








        The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                            (Unaudited)

                                                Series 30
                                       --------------------------
-
                                           1998            1997
                                           ----            ----
Income
  Interest income                      $ 376,174       $ 255,923
  Other income                                 -               -
                                        --------        --------

                                         376,174         255,923
                                        --------        --------

Share of income (loss) from
  Operating Partnerships                 (52,592)              -
                                        --------        --------

Expenses
  Professional fees                       36,610          11,607
  Fund management fee (Note C)           108,809          18,795
  Amortization                            10,394           2,149
  General and administrative expense      95,922          78,065
                                        --------        --------
                                         251,735         110,616
                                        --------        --------

  NET INCOME (LOSS)                    $  71,847       $ 145,307
                                        ========        ========

Net income (loss) allocated to
  limited  partners                    $  71,129       $ 143,854
                                        ========        ========

Net income (loss) allocated to
  general partner                      $     718       $   1,453
                                        ========        ========

Net income (loss) per BAC              $     .03       $     .05
                                        ========        ========








        The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                            (Unaudited)

                                                Series 31
                                       --------------------------
                                           1998            1997
                                           ----            ----
Income
  Interest income                     $1,043,288        $ 37,530
  Other income                                 -               -
                                       ---------        --------

                                       1,043,288          37,530
                                       ---------        --------

Share of income (loss) from
  Operating Partnerships                (268,005)              -
                                       ---------        --------

Expenses
  Professional fees                       57,990          19,377
  Fund management fee (Note C)           192,894          31,291
  Amortization                            10,277               -
  General and administrative expense     114,655          48,852
                                       ---------        --------
                                         375,816          99,520
                                       ---------        --------

  NET INCOME (LOSS)                   $  399,467       $ (61,990)
                                       =========        ========

Net income (loss) allocated to
  limited  partners                   $  395,472       $ (61,370)
                                       =========        ========

Net income (loss) allocated to
  general partner                     $    3,995       $    (620)
                                       =========        ========

Net income (loss) per BAC             $      .09       $    (.02)
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

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                     Nine Months Ended December 31,
                            (Unaudited)

                                              Series 32*
Series 33*
                                             -----------    -----
------
                                        1998 1998
                                                 ----           -
---

Income
  Interest income                             $  529,946      $
143,721
  Other income                                         -
-
                                               ---------       --
------

                                                 529,946
143,721
                                               ---------       --
------

Share of (income) loss from Operating
  Partnerships                                  (194,225)
-
                                               ---------       --
------

Expenses
  Professional fees                               35,881
11,219
  Fund management fee (Note C)                   168,350
33,126
  Amortization                                     8,897
4,654
  General and administrative expense             136,658
73,633
                                               ---------       --
------

                                                 349,786
122,632
                                               ---------       --
------


  NET INCOME (LOSS)                           $  (14,065)     $
21,089
                                               =========
========

Net income (loss) allocated to
  limited  partners                           $  (13,924)     $
20,878
                                               =========
========

Net income (loss) allocated to
  general partner                             $     (141)     $
211
                                               =========
========

Net income (loss) per BAC                     $        -      $
 .01
                                               =========
========




* Series 32 and Series 33 did not commence operations until after December 31, 1997, therefore they do not have comparative information to report.

        The accompanying notes are an integral part of these statements.

                                     59
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                            (Unaudited)

                                        Series 34*
                                       -----------
                                          1998
                                         ------
Income
  Interest income                        $38,633
  Other income                                 -
                                          ------

                                          38,633
                                          ------

Share of income (loss) from
  Operating Partnerships                       -
                                          ------

Expenses
  Professional fees                          300
  Fund management fee (Note C)            10,708
  Amortization                                 -
  General and administrative expense      16,794
                                          ------
                                          27,802
                                          ------

  NET INCOME (LOSS)                      $10,831
                                          ======

Net income (loss) allocated to
  limited  partners                      $10,723
                                          ======

Net income (loss) allocated to
  general partner                        $   108
                                          ======

Net income (loss) per BAC                $     -
                                          ======







     *Series 34 did not commence operations until after December
  31, 1997,
     therefore it does not have comparative information to report.

       The accompanying notes are an integral part of these statements.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                    Nine Months Ended December 31, 1998
                                (Unaudited)

                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net
Total
                      ---------      -------      ---------
-----


Partners' capital
  (deficit),
  April 1, 1998     $306,404,507    $(326,595)     $231,226
$306,309,138

Capital contribu-
  tions               85,484,000            -             -
85,484,000

Selling commissions
  and registration
  costs              (12,455,701)           -             -
(12,455,701)
Net income (loss)     (8,834,724)     (89,240)            -
(8,923,964)
                     -----------     --------       -------
-----------
Partners' capital
  (deficit),
  December 31,
  1998              $370,598,082    $(415,835)     $231,226
$370,413,473
                     ===========     ========       =======
===========



















       The accompanying notes are an integral part of these statements.

                     Boston Capital Tax Credit Fund IV L.P.
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Nine Months Ended December 31, 1998
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net
Total
                      ---------      -------      ---------
-----
Series 20
--------
Partners' capital
  (deficit),
  April 1, 1998      $23,068,223     $(100,892)    $  1,041
$22,968,372

Capital contribu-
  tions                        -             -            -
-

Selling commissions
  and registration
  costs                        -             -            -
-

Net income (loss)     (1,820,792)      (18,392)           -
(1,839,184)
                      ----------      --------      -------
----------
Partners' capital
  (deficit),
  December 31, 1998  $21,247,431     $(119,284)    $  1,041
$21,129,188
                      ==========      ========      =======
==========

Series 21
--------
Partners' capital
  (deficit),
  April 1, 1998      $10,304,349     $ (59,504)    $  2,816
$10,247,661

Capital contribu-
  tions                        -             -            -
-

Selling commissions
  and registration
  costs                        -             -            -
-

Net income (loss)     (1,042,274)      (10,528)           -
(1,052,802)
                      ----------      --------     --------
----------
Partners' capital
  (deficit),
  December 31, 1998  $ 9,262,075     $ (70,032)   $   2,816    $
9,194,859                          ==========      ========
========     ==========


       The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Nine Months Ended December 31, 1998
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net
Total
                      ---------      -------      ---------
-----
Series 22
--------
Partners' capital
  (deficit),
  April 1, 1998      $16,726,229     $ (52,342)   $  1,076
$16,674,963

Capital contribu-
  tions                        -             -           -
-

Selling commissions
  and registration
  costs                        -             -           -
-

Net income (loss)       (795,286)       (8,033)          -
(803,319)
                      ----------      --------      ------
----------
Partners' capital
  (deficit),
  December 31, 1998  $15,930,943     $ (60,375)   $  1,076
$15,871,644
                      ==========      ========     =======
==========

Series 23
--------
Partners' capital
  (deficit),
  April 1, 1998      $24,049,616     $ (44,798)   $  1,734
$24,006,552

Capital contribu-
  tions                        -             -           -
-

Selling commissions
  and registration
  costs                        -             -           -
-

Net income (loss)     (1,015,580)      (10,258)          -
(1,025,838)
                      ----------      --------     -------
----------
Partners' capital
  (deficit),
  December 31, 1998  $23,034,036     $ (55,056)   $  1,734
$22,980,714
                      ==========      ========     =======
==========


             The accompanying notes are an integral part of these statements

                   Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Nine Months Ended December 31, 1998
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net
Total
                      ---------      -------      ---------
-----
Series 24
--------
Partners' capital
  (deficit),
  April 1, 1998      $15,908,401    $  (26,479)    $   513
$15,882,435

Capital contribu-
  tions                        -             -           -
-

Selling commissions
  and registration
  costs                        -             -           -
-

Net income (loss)     (1,277,810)      (12,907)          -
(1,290,717)
                      ----------      --------     -------
----------
Partners' capital
  (deficit),
  December 31, 1998  $14,630,591     $ (39,386)   $    513
$14,591,718
                      ==========      ========     =======
==========

Series 25
--------
Partners' capital
  (deficit),
  April 1, 1998      $23,255,931     $ (25,136)   $  2,836
$23,233,631

Capital contribu-
  tions                        -             -           -
-

Selling commissions
  and registration
  costs                        -             -           -
-

Net income (loss)     (1,204,906)      (12,171)          -
(1,217,077)
                      ----------      --------     -------
----------
Partners' capital
  (deficit),
  December 31, 1998  $22,051,025     $ (37,307)   $  2,836
$22,016,554
                      ==========      ========     =======
==========


      The accompanying notes are an integral part of these statements.

                    Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Nine Months Ended December 31, 1998
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net
Total
                      ---------      -------      ---------
-----
Series 26
--------
Partners' capital
  (deficit),
  April 1, 1998      $32,787,697    $(12,533)      $ 18,735
$32,793,899

Capital contribu-
  tions                        -           -             -
-

Selling commissions
  and registration
  costs                        -           -             -
-

Net income (loss)     (1,136,733)    (11,482)            -
(1,148,215)
                      ----------     -------       -------
----------
Partners' capital
  (deficit),
  December 31, 1998  $31,650,964    $(24,015)     $ 18,735
$31,645,684
                      ==========     =======       =======
==========

Series 27
--------
Partners' capital
  (deficit),
  April 1, 1998      $20,116,351    $ (8,114)     $  5,864
$20,114,101

Capital contribu-
  tions                        -           -             -
-

Selling commissions
  and registration
  costs                        -           -             -
-

Net income (loss)       (723,818)     (7,311)            -
(731,129)
                       ---------     -------       -------
----------
Partners' capital
  (deficit),
  December 31, 1998  $19,392,533    $(15,425)     $  5,864
$19,382,972
                      ==========     =======       =======
==========


       The accompanying notes are an integral part of these statements.

                    Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Nine Months Ended December 31, 1998
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net
Total
                      ---------      -------      ---------
-----
Series 28
--------
Partners' capital
  (deficit),
  April 1, 1998      $34,737,846     $ 3,557      $ 27,496
$34,768,899

Capital contribu-
  tions                        -           -             -
-

Selling commissions
  and registration
  costs                   (6,276)          -             -
(6,276)

Net income (loss)       (117,287)     (1,185)            -
(118,472)
                      ----------      ------       -------
----------
Partners' capital
  (deficit),
  December 31, 1998  $34,614,283     $ 2,372      $ 27,496
$34,644,151
                      ==========      ======       =======
==========


Series 29
--------
Partners' capital
  (deficit),
  April 1, 1998      $33,941,732     $(2,758)     $ 54,512
$33,993,486

Capital contribu-
  tions                        -           -             -
-

Selling commissions
  and registration
  costs                 (106,097)          -             -
(106,097)

Net income (loss)       (184,516)     (1,864)            -
(186,380)
                      ----------      ------       -------
----------
Partners' capital
  (deficit),
  December 31, 1998  $33,651,119     $(4,622)     $ 54,512
$33,701,009
                      ==========      ======       =======
==========


     The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                    Nine Months Ended December 31, 1998
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net
Total
                      ---------      -------      ---------
-----
Series 30
--------
Partners' capital
  (deficit),
  April 1, 1998      $23,106,377     $ 3,313      $ 21,940
23,131,630

Capital contribu-
  tions                        -           -             -
-

Selling commissions
  and registration
  costs                  (70,132)          -             -
(70,132)

Net income (loss)         71,129         718             -
71,847
                      ----------      ------       -------
----------
Partners' capital
  (deficit),
  December 31, 1998  $23,107,374     $ 4,031      $ 21,940
$23,133,345
                      ==========      ======       =======
==========


Series 31
--------
Partners' capital
  (deficit),
  April 1, 1998     $37,991,231     $  (697)      $ 66,614
$38,057,148

Capital contribu-
  tions                       -           -              -
-

Selling commissions
  and registration
  costs                (124,175)          -              -
(124,175)

Net income (loss)       395,472       3,995              -
399,467
                     ----------      ------        -------
----------
Partners' capital
  (deficit),
  December 31, 1998 $38,262,528     $ 3,298       $ 66,614
$38,332,440
                     ==========      ======        =======
==========


         The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Nine Months Ended December 31, 1998
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net
Total
                      ---------      -------      ---------
-----
Series 32
--------
Partners' capital
  (deficit),
  April 1, 1998      $10,410,524     $  (212)     $ 26,049
$10,436,361

Capital contribu-
  tions               35,069,000           -             -
35,069,000

Selling commissions
  and registration
  costs               (4,824,362)          -             -
(4,824,362)

Net income (loss)        (13,924)       (141)            -
(14,065)
                      ----------      ------       -------
----------
Partners' capital
  (deficit),
  December 31, 1998  $40,641,238     $  (353)     $ 26,049
$40,666,934
                      ==========      ======       =======
==========

Series 33
--------
Partners' capital
  (deficit),
  April 1, 1998      $         -     $     -      $      -     $
-

Capital contribu-
  tions               26,362,000           -             -
26,362,000

Selling commissions
  and registration
  costs               (3,760,004)          -             -
(3,760,004)

Net income (loss)         20,878         211             -
21,089
                      ----------      ------       -------
----------
Partners' capital
  (deficit),
  December 31, 1998  $22,622,874     $   211      $      -
$22,623,085
                      ==========      ======       =======
==========


        The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Nine Months Ended December 31, 1998
                                 (Unaudited)
                                                 Unrealized
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net
Total
                      ---------      -------      ---------
-----
Series 34
--------
Partners' capital
  (deficit),
  April 1, 1998      $         -     $     -     $       -      $
-

Capital contribu-
  tions               24,053,000           -             -
24,053,000

Selling commissions
  and registration
  costs               (3,564,655)          -             -
(3,564,655)

Net income (loss)         10,723         108             -
10,831
                      ----------      ------       -------
----------
Partners' capital
  (deficit),
  December 31, 1998  $20,499,068     $   108       $     -
$20,499,176
                      ==========      ======       =======
==========

                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                                (Unaudited)



                                               1998
1997
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $(8,923,964)  $
(6,935,710)
    Adjustments
       Amortization                           155,513
116,554
       Distributions from
         Operating Partnerships                (3,757)
29,961
       Share of loss from Operating
         Partnerships                       8,339,841
6,297,014
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                  (184,755)
(97,180)
       (Decrease) Increase in accounts
         payable and accrued expenses      (4,730,180)
2,179,453
       Decrease (Increase) in prepaid
         expenses                                   -
6,458
       Decrease (Increase) in accounts
         receivable                        (7,040,174)
(12,182,939)
       (Decrease) Increase in accounts
         payable affiliates                 1,318,536
1,379,831
                                          -----------    -
----------
         Net cash (used in) provided by
           operating activities           (11,071,673)
(9,206,558)
                                          -----------    -
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to be acquired                      (9,162,807)
(10,013,610)
     Capital contributions paid to
       Operating Partnerships             (70,186,183)
(46,523,133)
     Advances to Operating Partnerships     1,278,651
(1,415,723)
     Investments                           20,998,537
(19,789,169)
                                          -----------    -
----------
         Net cash (used in) provided by
           investing activities           (57,071,802)
(77,741,635)
                                          -----------    -
----------

                    Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Nine Months Ended December 31,
                                (Unaudited)

                                                1998
1997
                                                ----
----
Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid    (12,455,701)
(12,924,762)
     Capital contributions received        85,484,000
95,168,500
         Net cash (used in) provided by   -----------    -
----------
           financing activities            73,028,299
82,243,738
                                          -----------    -
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                 4,884,824
(4,704,455)


Cash and cash equivalents, beginning        4,193,020
14,801,634
                                          -----------    -
----------

Cash and cash equivalents, ending        $  9,077,844   $
10,097,179
                                          ===========
===========

Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships          $ 39,601,340   $
43,171,434
                                          ===========
===========
















      The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                                (Unaudited)

                                                   Series 20
                                          ---
------------------------
                                               1998
1997
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $(1,839,184)
$(2,044,433)
    Adjustments
       Amortization                            17,464
17,464
       Distributions from
         Operating Partnerships                 5,220
2,647
       Share of loss from Operating
Partnerships                      1,494,659      1,782,106
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
-
       (Decrease) Increase in accounts
         payable and accrued expenses               -
-
       Decrease (Increase ) in prepaid
         expenses                                   -
4,410
       Decrease (Increase) in accounts
         receivable                          (197,797)
(43,212)
       (Decrease) Increase in accounts
         payable affiliates                   284,319
284,231
                                           ----------
----------
         Net cash (used in) provided by
           operating activities              (235,319)
3,213
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   -
-
     Capital contributions paid to
       Operating Partnerships                (170,307)
(1,370,776)
     Advances to Operating Partnerships             -
874,787
     Investments                              373,276
498,335
                                           ----------
----------
         Net cash (used in) provided by
           investing activities               202,969
2,346
                                           ----------
----------

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                                (Unaudited)

                                                     Series 20
                                          --
--------------------------
                                             1998
1997
                                             ----
----
Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -
-
     Capital contributions received                 -
-
        Net cash (used in) provided by     ----------
----------
           financing activities                     -
-
                                           ----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                   (32,350)
5,559


Cash and cash equivalents, beginning          198,679
429,105
                                           ----------
----------

Cash and cash equivalents, ending         $   166,329      $
434,664
                                           ==========
==========

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

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                                (Unaudited)

                                                   Series 21
                                          ---
-----------------------
                                               1998
1997
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $(1,052,802)
$(1,413,888)
    Adjustments
       Amortization                            12,523
14,218
       Distributions from
         Operating Partnerships               (18,335)
22,157
       Share of loss from Operating
         Partnerships                         886,699
1,216,880
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                        -
-
       (Decrease) Increase in accounts
         payable and accrued expenses              -
-
       Decrease (Increase ) in prepaid
         expenses                                  -
-
       Decrease (Increase) in accounts
         receivable                             2,035
892
       (Decrease) Increase in accounts
         payable affiliates                   169,380
169,380
                                           ----------
----------
         Net cash (used in) provided by
           operating activities                  (500)
9,639
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   -
-
     Capital contributions paid to
       Operating Partnerships                 (11,209)
(30,517)
     Advances to Operating Partnerships             -
-
     Investments                              157,215
168,824
                                           ----------
----------
         Net cash (used in) provided by
           investing activities               146,006
138,307
                                           ----------
----------

                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                (Unaudited)

                                                     Series 21
                                           --
-----------------------
                                                1998
1997
                                                ----
----
Continued
---------
Cash flows from financing activities:
     Sales and registration costs paid              -
-
     Capital contributions received                 -
-
         Net cash (used in) provided by    ----------     -
---------
           financing activities                     -
-
                                           ----------     -
---------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                   145,506
147,946


Cash and cash equivalents, beginning          171,025
494,112
                                           ----------
----------

Cash and cash equivalents, ending         $   316,531    $
642,058
                                           ==========
==========


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

                Boston Capital Tax Credit Fund IV L.P

                         STATEMENTS OF CASH FLOWS

                       Nine Months Ended December 31,
                                (Unaudited)

                                                   Series 22
                                          ------------------------
--
                                               1998
1997
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $  (803,319)
$(1,168,208)
    Adjustments
       Amortization                             9,404
9,404
       Distributions from
         Operating Partnerships                 3,340
3,342
       Share of loss from Operating
Partnerships                        584,894        933,232
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
-
       (Decrease) Increase in accounts
         payable and accrued expenses               -
-
       Decrease (Increase ) in prepaid
         expenses                                   -
-
       Decrease (Increase) in accounts
         receivable                           241,637
349,789
       (Decrease) Increase in accounts
         payable affiliates                   185,680
189,765
                                           ----------
----------
         Net cash (used in) provided by
           operating activities               221,636
317,324
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                              (1,286)
(27,058)
     Capital contributions paid to
       Operating Partnerships              (1,216,550)
(1,296,131)
     Advances to Operating Partnerships       978,059
413,033
     Investments                               92,558
305,499
                                           ----------
----------
         Net cash (used in) provided by
           investing activities              (147,219)
(604,657)
                                           ----------
----------

                Boston Capital Tax Credit Fund IV L.P

                         STATEMENTS OF CASH FLOWS

                       Nine Months Ended December 31,
                                (Unaudited)

                                                  Series 22

---------------------------
                                               1998
1997
                                               ----
----

Continued
---------
Cash flows from financing activities:
     Sales and registration costs paid              -
-
     Capital contributions received                 -
-
         Net cash (used in) provided by    ----------
---------
           financing activities                     -
-
                                           ----------
---------
         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                    74,417
(287,333)


Cash and cash equivalents, beginning           99,260
648,647
                                           ----------
----------

Cash and cash equivalents, ending         $   173,677    $
361,314
                                           ==========
==========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $   240,990    $
230,990
                                           ==========
==========















       The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                (Unaudited)

                                                   Series 23
                                          ---
-----------------------
                                               1998
1997
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $(1,025,838)
$(1,439,323)
    Adjustments
       Amortization                             9,804
9,804
       Distributions from
         Operating Partnerships                   349
359
       Share of loss from Operating
Partnerships                        805,710      1,247,889
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
-
       (Decrease) Increase in accounts
         payable and accrued expenses               -
-
       Decrease (Increase ) in prepaid
         expenses                                   -
2,048
       Decrease (Increase) in accounts
         receivable                            83,862
(347,308)
       (Decrease) Increase in accounts
         payable affiliates                   180,198
179,739
                                           ----------
----------
         Net cash (used in) provided by
           operating activities                54,085
(346,792)
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                              (5,073)
(7)
     Capital contributions paid to
       Operating Partnerships              (1,249,895)
(930,907)
     Advances to Operating Partnerships     1,264,641
-
     Investments                              582,680
132,878
                                           ----------
----------
         Net cash (used in) provided by
           investing activities               592,353
(798,036)
                                           ----------
----------

                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                                (Unaudited)

                                                  Series 23

----------------------------
                                             1998            1997
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -
-
     Capital contributions received                 -
-

         Net cash (used in) provided by    ----------
----------
           financing activities                     -
-
                                           ----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                   646,438
(1,144,828)


Cash and cash equivalents, beginning           75,562
1,578,798
                                           ----------
----------

Cash and cash equivalents, ending         $   722,000    $
433,970
                                           ==========
==========


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

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Nine Months Ended December 31,
                                (Unaudited)

                                                   Series 24
                                          ---
-----------------------
                                               1998
1997
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $(1,290,717)   $
(803,079)
    Adjustments
       Amortization                             9,735
9,735
       Distributions from
         Operating Partnerships                   351
1,276
       Share of loss from Operating
Partnerships                      1,105,845        601,246
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
-
       (Decrease) Increase in accounts
         payable and accrued expenses         (27,000)
-
       Decrease (Increase ) in prepaid
         expenses                                   -
-
       Decrease (Increase) in accounts
         receivable                           137,913
111,606
       (Decrease) Increase in accounts
         payable affiliates                   174,859
160,740
                                           ----------
----------
         Net cash (used in) provided by
           operating activities               110,986
81,524
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                              (3,912)
(75,654)
     Capital contributions paid to
       Operating Partnerships                (145,877)
(1,487,019)
     Advances to Operating Partnerships       227,448
897,920
     Investments                               (3,650)
303,432
                                           ----------
----------
         Net cash (used in) provided by
           investing activities                74,009
(361,321)
                                           ----------
----------

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                                (Unaudited)

                                                  Series 24

----------------------------
                                             1998            1997
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -
-
     Capital contributions received                 -
-
         Net cash (used in) provided by    ----------
----------
           financing activities                     -
-
                                           ----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                   184,995
(279,797)


Cash and cash equivalents, beginning          275,033
644,685
                                           ----------
----------

Cash and cash equivalents, ending         $   460,028    $
364,888
                                           ==========
==========


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

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                                (Unaudited)

                                                   Series 25
                                          ---
-----------------------
                                               1998
1997
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $(1,217,077)   $
(608,656)
    Adjustments
       Amortization                             7,866
7,866
       Distributions from
         Operating Partnerships                   144
180
       Share of loss from Operating
Partnerships                      1,016,771        407,820
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
-
       (Decrease) Increase in accounts
         payable and accrued expenses               -
(983)
       Decrease (Increase ) in prepaid
         expenses                                   -
-
       Decrease (Increase) in accounts
         receivable                           360,112
730,068
       (Decrease) Increase in accounts
         payable affiliates                   204,507
(16,554)
                                           ----------
----------
         Net cash (used in) provided by
           operating activities               372,323
519,741
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                              (4,152)
(165,499)
     Capital contributions paid to
       Operating Partnerships                (561,655)
(2,690,205)
     Advances to Operating Partnerships       213,000
(9,077)
     Investments                              428,069
1,797,321
                                           ----------
----------
         Net cash (used in) provided by
           investing activities                75,262
(1,067,460)
                                           ----------
----------

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Nine Months Ended December 31,
                                (Unaudited)

                                                  Series 25

----------------------------
                                             1998            1997
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -
-
     Capital contributions received                 -
-
         Net cash (used in) provided by    ----------
----------
           financing activities                     -
-
                                           ----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                   447,585
(547,719)


Cash and cash equivalents, beginning          173,979
956,365
                                           ----------
----------

Cash and cash equivalents, ending         $   621,564    $
408,646
                                           ==========
==========


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

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                (Unaudited)

                                                   Series 26
                                          ---
-----------------------
                                               1998
1997
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                      $(1,148,215)  $
(95,450)
    Adjustments
       Amortization                             14,198
14,198
       Distributions from
         Operating Partnerships                  5,174
-
       Share of (income) loss from
         Operating Partnerships                953,193
(3,345)
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                          -
-
       (Decrease) Increase in accounts
         payable and accrued expenses                7
-
       Decrease (Increase ) in prepaid
         expenses                                    -
-
       Decrease (Increase) in accounts
         receivable                           (474,581)
(67,229)
       (Decrease) Increase in accounts
         payable affiliates                    293,480
(9,630)
                                            ----------
----------
         Net cash (used in) provided by
           operating activities               (356,744)
(161,456)
                                            ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                              (58,613)
(258,858)
     Capital contributions paid to
       Operating Partnerships               (3,268,101)
(5,493,882)
     Advances to Operating Partnerships        417,278
49,050
     Investments                             3,420,804
5,863,756
                                            ----------   -
----------
         Net cash (used in) provided by
           investing activities                511,368
160,066
                                            ----------   -
----------

                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Nine Months Ended December 31,
                                (Unaudited)

                                                  Series 26

----------------------------
                                             1998            1997
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -
(9)
     Capital contributions received                 -
-
         Net cash (used in) provided by    ----------
----------
           financing activities                     -
(9)                                                    ----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                   154,624
(1,399)


Cash and cash equivalents, beginning          105,301
1,239,330
                                           ----------
----------

Cash and cash equivalents, ending         $   259,925    $
1,237,931
                                           ==========
==========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $ 1,012,726    $
4,308,500
                                           ==========
==========














       The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                (Unaudited)

                                                   Series 27
                                          ---
-----------------------
                                               1998
1997
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $  (731,129)   $
76,550
    Adjustments
       Amortization                            11,642
11,642
       Distributions from
         Operating Partnerships                     -
-
       Share of (income) loss from
         Operating Partnerships               510,501
(120,537)
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
-
       (Decrease) Increase in accounts
         payable and accrued expenses               -
-
       Decrease (Increase) in prepaid
         expenses                                   -
-
       Decrease (Increase) in accounts
         receivable                           343,466
(95,560)
       (Decrease) Increase in accounts
         payable affiliates                   228,883
42,380
                                           ----------
----------
         Net cash (used in) provided by
           operating activities               363,363
(85,525)
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                             (29,329)
(200,510)
     Capital contributions paid to
       Operating Partnerships              (1,520,913)
(5,398,221)
     Advances to Operating Partnerships       307,390
(88,012)
     Investments                            1,536,051
4,690,099
                                           ----------    -
----------
         Net cash (used in) provided by
           investing activities               293,199
(996,644)
                                           ----------    -
----------

                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                (Unaudited)

                                                  Series 27

----------------------------
                                             1998            1997
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -
124
     Capital contributions received                 -
-
         Net cash (used in) provided by    ----------
----------
           financing activities                     -
124
                                           ----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                   656,562
(1,082,045)


Cash and cash equivalents, beginning          258,292
2,180,687
                                           ----------
----------

Cash and cash equivalents, ending         $   914,854    $
1,098,642
                                           ==========
==========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $    62,674    $
1,656,208
                                           ==========
==========














       The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Nine Months Ended December 31,
                                (Unaudited)

                                                          Series
28
                                                  ---------------
----------
                                                     1998
1997
                                                     ----
----
Cash flows from operating activities:
    Net income (loss)                             $ (118,472)
$  234,730
    Adjustments
       Amortization                                   15,244
15,244
       Distributions from
         Operating Partnerships                            -
-
       Share of (income) loss from
         Operating Partnerships                      218,675
216,744
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                                -
-
       (Decrease) Increase in accounts
         payable and accrued expenses                      -
(5,700)
       Decrease (Increase ) in prepaid
         expenses                                          -
-
       Decrease (Increase) in accounts
         receivable                                 (464,160)
(5,401)
       (Decrease) Increase in accounts
         payable affiliates                                -
(2,100)
                                                  ----------
-----------
         Net cash (used in) provided by
           operating activities                     (348,713)
453,517
                                                  ----------
-----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   (111,017)
(340,079) Capital contributions paid to
       Operating Partnerships                     (4,006,017)
(9,583,566)
     Advances to Operating Partnerships           (2,714,442)
2,283,840
     Investments                                   7,246,558
3,398,871
                                                  ----------
-----------
         Net cash (used in) provided by
           investing activities                      415,082
(4,240,934)
                                                  ----------
-----------

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
------------------------
                                                     1998
1997
                                                     ----
----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid                 (6,276)
(214)
     Capital contributions received                         -
-
         Net cash (used in) provided by            ----------
-----------
           financing activities                        (6,276)
(214)
                                                   ----------
-----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                            60,093
(3,787,631)


Cash and cash equivalents, beginning                  483,635
4,589,026
                                                   ----------
-----------

Cash and cash equivalents, ending                $    543,728   $
801,395
                                                   ==========
===========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships                  $  5,146,859   $
6,063,272
                                                   ==========
===========












       The accompanying notes are an integral part of these statements.

                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Nine Months Ended December 31,
                                (Unaudited)

                                                         Series
29
                                             --------------------
----------
                                                  1998
1997
                                                  ----
----
Cash flows from operating activities:
    Net income (loss)                        $  (186,380)       $
242,730
    Adjustments
       Amortization                               11,411
4,830
       Distributions from
         Operating Partnerships                        -
-
       Share of (income) loss from
         Operating Partnerships                  248,072
14,979
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                            -
(11,446)
       (Decrease) Increase in accounts
         payable and accrued expenses                  -
(280,815)
       Decrease (Increase ) in prepaid
         expenses                                      -
-
       Decrease (Increase) in accounts
         receivable                            2,249,468
2,794,132
       (Decrease) Increase in accounts
         payable affiliates                            -
(132,540)
                                              ----------
-----------
         Net cash (used in) provided by
           operating activities                2,322,571
2,631,870
                                              ----------
-----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                (95,285)
(2,908,743)
     Capital contributions paid to
       Operating Partnerships                 (7,991,753)
(8,405,857)
     Advances to Operating Partnerships           34,944
(1,827,399)
     Investments                               6,440,034
(15,592,053)
                                              ----------
-----------
         Net cash (used in) provided by
           investing activities               (1,612,060)
(28,734,052)
                                              ----------        -
----------

                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                              (Unaudited)


                                                          Series
29
                                                -----------------
-----------
                                                    1998
1997
                                                    ----
----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid           (106,097)
(4,039,189)
     Capital contributions received                     -
29,783,000
         Net cash (used in) provided by         ---------
-----------
           financing activities                  (106,097)
25,743,811
                                                ---------
-----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                       604,414
(358,371)


Cash and cash equivalents, beginning              305,731
2,040,879
                                              -----------
-----------

Cash and cash equivalents, ending            $    910,145       $
1,682,508
                                              ===========
===========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships              $  1,424,002       $
5,033,760
                                              ===========
===========









       The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Nine Months Ended December 31,
                                (Unaudited)

                                                          Series
30
                                               ------------------
----------
                                                    1998
1997
                                                    ----
----
Cash flows from operating activities:
    Net income (loss)                          $     71,847    $
145,307
    Adjustments
       Amortization                                  10,394
2,149
       Distributions from
        Operating Partnerships                            -
-
       Share of (income) loss from
        Operating Partnerships                       52,592
-
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                               -
(42,971)
       (Decrease) Increase in accounts
         payable and accrued expenses                     -
747
       Decrease (Increase ) in prepaid
         expenses                                         -
-
       Decrease (Increase) in accounts
         receivable                               2,610,669
(2,572,411)
       (Decrease) Increase in accounts
         payable affiliates                               -
-
                                                -----------   -
-----------
         Net cash (used in) provided by
           operating activities                   2,745,502
(2,467,179)
                                                -----------   -
-----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                  (146,483)
(2,466,647)
     Capital contributions paid to
       Operating Partnerships                    (7,221,610)
(1,219,855)
     Advances to Operating Partnerships             112,500
-
     Investments                                  4,523,573
(14,859,610)
                                                -----------   -
-----------
         Net cash (used in) provided by
           investing activities                  (2,732,020)
(18,546,112)
                                                -----------   -
-----------

                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                              (Unaudited)


                                                          Series
30
                                                 -----
----------------------
                                                    1998
1997
                                                    ----
----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid               (70,132)
(3,707,334)
     Capital contributions received                        -
26,490,750
         Net cash (used in) provided by          -----------
----------
           financing activities                      (70,132)
22,783,416
                                                 -----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                          (56,650)
1,770,125


Cash and cash equivalents, beginning               1,162,518
-
                                                 -----------
----------

Cash and cash equivalents, ending               $  1,105,868
$1,770,125
                                                 ===========
==========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships                 $  1,573,190
$5,619,715
                                                 ===========
==========












       The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Nine Months Ended December 31,
                                (Unaudited)

                                                          Series
31
                                               -----------------
----------
                                                    1998
1997
                                                    ----
----
Cash flows from operating activities:
    Net income (loss)                          $    399,467    $
(61,990)
    Adjustments
       Amortization                                  10,277
-
       Distributions from
        Operating Partnerships                            -
-
       Share of (income) loss from
        Operating Partnerships                      268,005
-
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                               -
(42,763)
       (Decrease) Increase in accounts
         payable and accrued expenses               (25,699)
2,466,204
       Decrease (Increase ) in prepaid
         expenses                                         -
-
       Decrease (Increase) in accounts
         receivable                                (213,127)
(13,038,305)
       (Decrease) Increase in accounts
         payable affiliates                        (399,995)
514,420
                                                -----------   -
-----------
         Net cash (used in) provided by
           operating activities                      38,928
(10,162,434)
                                                -----------   -
-----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                  (161,019)
(3,570,555)
     Capital contributions paid to
       Operating Partnerships                   (12,847,456)
(8,616,197)
     Advances to Operating Partnerships           2,369,507
(4,009,865)
     Investments                                 10,658,509
(6,496,521)
                                                -----------   -
-----------
         Net cash (used in) provided by
           investing activities                      19,541
(22,693,138)
                                                -----------   -
-----------

                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                              (Unaudited)


                                                          Series
31
                                                 ----------------
-----------
                                                    1998
1997
                                                    ----
----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              (124,175)
(5,178,140)
     Capital contributions received                        -
38,894,750
         Net cash (used in) provided by          -----------
----------
           financing activities                     (124,175)
33,716,610
                                                 -----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                          (65,706)
861,038


Cash and cash equivalents, beginning                 811,235
-
                                                 -----------
----------

Cash and cash equivalents, ending               $    745,529    $
861,038
                                                 ===========
==========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships                 $  3,856,963
$20,109,751
                                                 ===========
==========












       The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                                (Unaudited)

                                                 Series 32*
Series 33*                                                -------
-----      -------------
                                                    1998
1998
                                                   ------
------
Cash flows from operating activities:
    Net income (loss)                          $    (14,065)
$    21,089
    Adjustments
       Amortization                                   8,897
4,654
       Distributions from
         Operating Partnerships                           -
-
       Share of (income) loss from
          Operating Partnerships                    194,225
-
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                               -
(93,078)
       (Decrease) Increase in accounts
         payable and accrued expenses            (5,431,488)
-
       Decrease (Increase ) in prepaid
         expenses                                         -
-
       Decrease (Increase) in accounts
         receivable                               1,046,736
(1,929,083)
       (Decrease) Increase in accounts
         payable affiliates                         (90,995)
-
                                                -----------
-----------         Net cash (used in) provided by
           operating activities                  (4,286,690)
(1,996,418)
                                                -----------
-----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                (3,619,169)
(2,624,870)
     Capital contributions paid to
       Operating Partnerships                   (18,869,302)
(8,366,288)
     Advances to Operating Partnerships           4,724,570
(3,149,408)
     Investments                                 (6,549,452)
(6,155,781)
                                                -----------
-----------
         Net cash (used in) provided by
           investing activities                 (24,313,353)
(20,296,347)
                                                -----------
-----------

                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31,
                               (Unaudited)

               Series 32*       Series 33*
                                               -------------    -
------------
                                                    1998
1998
                                                    ----
----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid            (4,824,362)
(3,760,004)
     Capital contributions received               35,069,000
26,362,000
         Net cash (used in) provided by          -----------
-----------
           financing activities                   30,244,638
22,601,996
                                                 -----------
-----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                        1,644,595
309,231


Cash and cash equivalents, beginning                  72,770
-
                                                 -----------
-----------

Cash and cash equivalents, ending               $  1,717,365    $
309,231
                                                 ===========
===========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships                 $  8,180,175    $
11,056,244
                                                 ===========
===========











*Series 32 and Series 33 did not commence operation until after December 31, 1997, therefore they do not have comparative information to report.

       The accompanying notes are an integral part of these
statements.
                                     97


                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                                (Unaudited)

                                                 Series 34
                                                ------------
                                                    1998
                                                   ------
Cash flows from operating activities:
    Net income (loss)                          $     10,831
    Adjustments
       Amortization                                       -
       Distributions from
         Operating Partnerships                           -
       Share of (income) loss from
          Operating Partnerships                          -
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         (91,677)
       (Decrease) Increase in accounts
         payable and accrued expenses               754,000
       Decrease (Increase ) in prepaid
         expenses                                         -
       Decrease (Increase) in accounts
         receivable                             (10,838,057)
       (Decrease) Increase in accounts
         payable affiliates                          88,220
                                                -----------
        Net cash (used in) provided by
           operating activities                 (10,076,683)
                                                -----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                (2,302,599)
     Capital contributions paid to
       Operating Partnerships                    (2,739,250)
     Advances to Operating Partnerships          (3,506,836)
     Investments                                 (1,751,907)
                                                -----------
         Net cash (used in) provided by
           investing activities                 (10,300,592)
                                                -----------







                                     98

                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31,
                               (Unaudited)

               Series 34
                                               -------------
                                                    1998
                                                    ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid            (3,564,655)
     Capital contributions received               24,053,000
         Net cash (used in) provided by          -----------
           financing activities                   20,488,345
                                                 -----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                          111,070


Cash and cash equivalents, beginning                       -
                                                 -----------

Cash and cash equivalents, ending               $    111,070
                                                 ===========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships                 $ 12,191,376
                                                 ===========











*Series 34 did not commence operation until after December 31, 1997, therefore it does not have comparative information to report.

       The accompanying notes are an integral part of these
statements.
                                     99

                     Boston Capital Tax Credit Fund IV L.P.
                         NOTES TO FINANCIAL STATEMENTS
                             December 31, 1998
                                  (Unaudited)
NOTE A - ORGANIZATION

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

Pursuant to the Securities Act of 1933, the Fund filed a Form
S-11
Registration Statement with the Securities and Exchange Commission, effective December 16, 1993 which covered the offering (the "Public
Offering") of the Fund's beneficial assignee certificates
("BACs")
representing assignments of units of the beneficial interest of the limited partnership interest of the Assignor Limited Partner.
The Fund
registered 30,000,000 BACs at $10 per BAC for sale to the public in one or more series. One April 18, 1996 an amendment to Form S-11 which registered an additional 10,000,000 BACs for sale to the public in one or more series became effective. On April 2, 1998 an amendment to Form S-11, which registered an additional 25,000,000 BACs for sale to the public in one or more series became effective. Offers and sales of BACs in Series 20, Series 21,
Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32 and Series 33 were completed and the last of the BACs in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32 and Series 33 were issued by the Fund on June 24, 1994, September 30, 1994, December 28, 1994, June 23, 1995, September 22, 1995,
December 29, 1995, June 25, 1996, September 17, 1996, January 29, 1997, June 10, 1997, September 10, 1997, January 18, 1998, June
23, 1998 and September 21, 1998, respectively. The Fund sold 3,866,700 of Series 20 BACs, for a total of $38,667,000;
1,892,700 of Series 21 BACs for a total of $18,927,000; 2,564,400 of Series 22 BACs for a total of $25,644,000; 3,336,727 of Series 23 BACs for a total of $33,366,000; 2,169,878 of Series 24 BACs for a total of $21,697,000; 3,026,109 of Series 25 BACs for a total of $30,248,000; 3,995,900 of Series 26 BACs for a total of $39,959,000; 2,460,700 of Series 27 BACS for a total of $24,607,000; 4,000,738 of Series 28 BACs for a total of $39,999,000; 3,918,000 of Series 29 BACs for a total of $39,918,000; 2,649,075 of Series 30 BACs for a total of $26,490,750; 4,417,857 of Series 31 BACs for a total of $44,057,750; 4,754,198 of Series 32 BACs for a total of $47,431,000; 2,636,533 of Series 33 BACs for a total of $26,362,000, and 2,405,300 of Series 34 BACs for a total of $24,053,000. The fund is continuing to offer BACs in Series 34 at December 31, 1998.

                                    100

                    Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          December 31, 1998
                                  (Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of December 31, 1998 and for the three and nine months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange
Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

The amortized cost of securities available for sale as of December 31, 1998 by contractual maturity are as follows:

                                 Amortized
                                    Cost
                                 ----------
   Due in one year or less      $30,275,960
   Due after one year            18,630,238
                                 ----------
   Total                        $48,906,198
                                 ==========

The fair market value of the securities is $49,137,424. The difference being an unrealized gain on securities available for sale of $231,226, as of December 31, 1998.

                                    101
                    Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            December 31, 1998
                                  (Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

Amortization
------------
The Fund amortizes organizational costs over 60 months. As of September 30, 1998 and 1997 the Fund has accumulated amortization of $525,055 and $341,059 respectively.

The breakdown of accumulated amortization within the fund is as follows:
                              1998          1997
                              ----          ----
          Series 20        $102,787       $ 79,502
          Series 21          72,801         55,538
          Series 22          51,314         38,776
          Series 23          45,753         32,680
          Series 24          41,463         28,484
          Series 25          31,464         20,975
          Series 26          42,594         28,396
          Series 27          32,925         19,403
          Series 28          40,651         30,326
          Series 29          20,044          4,830
          Series 30          16,006          2,149
          Series 31          13,703              -
          Series 32           8,897              -
          Series 33       4,653              -
                            -------        -------
                           $525,055       $341,059
                            =======        =======
Series 34 organization costs will be amortized over 60 months beginning January 1, 1999.

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Services, Inc., and Boston Capital Asset Management L.P. (formerly Boston Capital Communications Limited Partnership) as follows:

For the quarter ended December 31, 1998, Boston Capital Services,
Inc.
received $332,445 for Series 34 as Dealer-Manager fees for marketing advice and investment banking services performed at the time of the Fund's offering of BACs. Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32 and Series 33 completed payment of all Dealer-Manager fees prior to the quarter ended December 31, 1998.

Boston Capital Partners, Inc. is entitled to asset acquisition fees for
selecting, evaluating, structuring, negotiating, and closing the
Fund's
acquisition of interest in the Operating Partnerships.  During the quarter
ended December 31, 1998, Series 34 paid $2,044,505 for acquisition fees to Boston Capital Holdings Limited Partnership. Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29 Series 30, Series 31, Series 32 and Series 33 completed payment of all acquisition fees prior to the quarter ended December 31, 1998.
102

                    Boston Capital Tax Credit Fund IV L.P.
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1998
                                 (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS - (cont.)

Of the total acquisition fees and expenses incurred, $98,235, $53,731, $168,647, $171,769, $280,602, $283,479, $472,455,
$397,461, $41,550, $425,735, $493,830, $0, $722,101, $369,304 and
$155,043 for Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33 and Series 34 respectively, related to costs incurred in connection with the purchase of interests in Operating Partnerships not finalized as of December 31, 1998.

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued or paid to Boston Capital Asset Management L.P. (formerly
Boston
Capital Communications Limited Partnership).

The fund management fees accrued for the quarters ended December
31, 1998 and
1997 are as follows:

                                1998           1997
                                ----           ----
           Series 20         $ 94,773       $ 94,743
           Series 21           56,460         56,460
           Series 22           61,893         63,936
           Series 23           60,066         59,913
           Series 24           54,087         53,580
           Series 25           68,169              -
           Series 26           95,230              -
           Series 27           76,572         42,380
                              -------        -------
                             $567,250       $371,012
                              =======        =======

The fund management fees paid for the quarters ended December 31, 1998 and
1997 are as follows:

                                1998           1997
                                ----           ----
           Series 25         $      -       $ 68,319
           Series 26                -         95,899
           Series 27                -         21,190
           Series 28           74,439         66,478
           Series 29           75,609         37,884
           Series 30           43,414         18,795
           Series 31           66,132         31,291
           Series 32           82,651              -
           Series 33           29,040              -
           Series 34           10,708              -
                              -------        -------
                             $381,993       $339,856
                              =======        =======


                                    103
                     Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          December 31, 1998
                                  (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 1998 and 1997 the Fund has limited partnership interests in
310 and 253 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at December 31, 1998 and 1997 is as follows:

                               1998            1997
                               ----            ----
           Series 20            24              24
           Series 21            14              14
           Series 22            29              29
           Series 23            22              22
           Series 24            24              24
           Series 25            22              22
           Series 26            44              41
           Series 27            14              12
           Series 28            26              22
           Series 29            21              15
           Series 30            17               7
           Series 31            26              21
           Series 32            13               -
           Series 33             7               -
           Series 34             7               -
                               ---             ---
                               310             253
                               ===             ===

Under the terms of the Fund's investment in each Operating
Partnership, the
Fund is required to make capital contributions to the Operating
Partnerships.
These contributions are payable in installments over several years upon each
Operating Partnership achieving specified levels of construction and/or
operations.  The contributions payable at December 31, 1998 and
1997 are as
follows:
                             1998            1997
                             ----            ----
           Series 20     $   235,745     $   582,584
           Series 21         734,924         929,965
           Series 22         860,646       2,192,425
           Series 23       1,474,214       3,598,834
           Series 24       1,367,976       2,050,311
           Series 25       2,743,852       3,742,346
           Series 26       7,188,270       8,115,340
           Series 27       2,245,369       2,662,827
           Series 28       7,349,048       7,017,602
           Series 29       4,766,733       6,465,057
           Series 30       5,689,887       5,619,715
           Series 31       8,416,435      20,109,751
           Series 32      11,110,178               -
           Series 33      11,056,245               -
           Series 34      12,191,376               -
                          ----------      ----------
                         $77,430,898     $63,086,757
                          ==========      ==========
104

                     Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1998
                                  (Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (Cont.)

The Fund's fiscal year ends March 31st for each year, while all the Operating
Partnerships' fiscal years are the calendar Year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the
Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 1998.


                   COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                           Nine months ended September 30,
                                 (Unaudited)

                                                  Series 20

---------------------------
                                             1998
1997
                                             ----
----
Revenues
   Rental                                $ 6,214,342      $
5,961,526
   Interest and other                        324,239
262,464
                                           ---------
---------
                                           6,538,581
6,223,990
                                           ---------
---------
Expenses
  Interest                                 2,383,372
2,393,033
  Depreciation and amortization            2,111,411
2,284,542
  Operating expenses                       3,582,348
3,377,799
                                           ---------
---------
                                           8,077,131
8,055,374
                                           ---------
---------

          NET LOSS                       $(1,538,550)
$(1,831,384)
                                          ==========
==========
Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                          $(1,494,659)
$(1,782,106)
                                          ==========
==========

Net loss allocated to
    other partners                       $   (15,386)     $
(18,314)
                                          ==========
==========

Net Loss Suspended                       $   (28,506)     $
(30,964)
                                          ==========
==========

                   Boston Capital Tax Credit Fund IV L.P

                       December 31, 1998
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Nine months ended September 30,
                              (Unaudited)

                                                Series 21
                                      ---------------------------
-
                                           1998             1997
                                           ----             ----
 Revenues
   Rental                             $ 3,429,895      $
3,300,633
   Interest and other                     127,156
195,823
                                        ---------
---------
                                        3,557,051
3,496,456
                                        ---------
---------
Expenses
  Interest                              1,492,018
1,608,493
  Depreciation and amortization           910,875
1,062,852
  Operating expenses                    2,049,814
2,054,283
                                        ---------
---------
                                        4,452,707
4,725,628
                                        ---------
---------

          NET INCOME (LOSS)           $  (895,656)
$(1,229,172)
                                        =========
=========

Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                       $  (886,699)
$(1,126,880)
                                        =========
=========

Net loss allocated to
  other partners                      $    (8,957)     $
(12,292)
                                        =========
=========

                   Boston Capital Tax Credit Fund IV L.P.

                             December 31, 1998
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

                COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Nine Months ended September 30,
                              (Unaudited)

                                                 Series 22

--------------------------
                                          1998             1997
 Revenues                                 ----             ----

   Rental                              $3,297,313
$3,164,863
   Interest and other                     199,884
172,681
                                        ---------
---------
                                        3,497,197
3,337,544
                                        ---------
---------
Expenses
  Interest                                966,316
1,065,390
  Depreciation and amortization         1,152,589
1,355,387
  Operating expenses                    1,969,093
1,859,427
                                        ---------
---------
                                        4,087,998
4,280,204
                                        ---------
---------

          NET INCOME (LOSS)            $ (590,801)      $
(942,660)
                                        =========
=========

Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $ (584,894)      $
(933,232)
                                        =========
=========

Net loss allocated to
   other partners                      $   (5,907)      $
(9,428)
                                        =========
=========

               Boston Capital Tax Credit Fund IV L.P.

                       December 31, 1998
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

              COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                     Nine months ended September 30,
                           (Unaudited)

                                                Series 23

----------------------------
                                          1998             1997
 Revenues                                 ----             ----
   Rental                             $ 3,926,124      $
3,731,241
   Interest and other                     206,510
181,140
                                       ----------
----------
                                        4,132,634
3,912,381
                                       ----------
----------
Expenses
  Interest                              1,347,662
1,419,446
  Depreciation and amortization         1,379,475
1,595,608
  Operating expenses                    2,219,346
2,157,822
                                       ----------
----------

                                        4,946,483
5,172,876
                                       ----------
----------

          NET LOSS                    $  (813,849)
$(1,260,495)
                                       ==========
==========
Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                       $  (805,710)
$(1,247,889)
                                       ==========
==========

Net loss allocated to
  other partners                      $    (8,139)     $
(12,606)
                                       ==========
==========

                   Boston Capital Tax Credit Fund IV L.P.

                           December 31, 1998
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Nine Months ended September 30,
                              (Unaudited)

                                           Series 24
                                 ----------------------------
                                     1998              1997
 Revenues                            ----              ----

   Rental                        $ 3,739,772       $3,033,324
   Interest and other                105,744           94,440
                                   ---------        ---------
                                   3,845,516        3,127,764
                                   ---------        ---------

Expenses
  Interest                         1,384,351        1,178,274
  Depreciation and amortization    1,530,096          832,785
  Operating expenses               2,048,083        1,724,023
                                   ---------        ---------
                                   4,962,530        3,735,082
                                   ---------        ---------

          NET INCOME (LOSS)      $(1,117,014)      $ (607,318)
                                  ==========        =========

Net loss allocated to
  Boston Capital Tax Credit
  Fund IV L.P.                   $(1,105,845)      $ (601,246)
                                  ==========        =========

Net loss allocated to
   other partners                $   (11,169)      $   (6,072)
                                  ==========        =========

                   Boston Capital Tax Credit Fund IV L.P.

                            December 31, 1998
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Nine months ended September 30,
                              (Unaudited)

                                                    Series 25
                                            ---------------------
-----
                                                1998
1997
 Revenues                                       ----            -
---

   Rental                                  $ 5,155,491
$4,070,503
   Interest and other                          122,700
125,989
                                             ---------       ----
-----
                                             5,278,191
4,196,492
                                             ---------       ----
-----

Expenses
  Interest                                   1,716,761
1,383,880
  Depreciation and amortization              1,470,992
954,590
  Operating expenses                         3,117,481
2,269,961
                                             ---------       ----
-----
                                             6,305,234
4,608,431
                                             ---------       ----
-----

          NET INCOME (LOSS)                $(1,027,043)     $
(411,939)
                                             =========
=========

Net loss allocated to
  Boston Capital Tax Credit
  Fund IV L.P.                             $(1,016,771)     $
(407,820)
                                             =========
=========

Net loss allocated to
   other partners                          $   (10,272)     $
(4,119)
                                             =========
=========

               Boston Capital Tax Credit Fund IV L.P.

                       December 31, 1998
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Nine months ended September 30,
                             (Unaudited)


                                               Series 26
                                       ---------------------------
                                          1998             1997
 Revenues                                 ----             ----
   Rental                              $4,827,729
$3,711,473
   Interest and other                     173,775
231,715
                                        ---------
---------

                                        5,001,504
3,943,188
                                        ---------
---------
Expenses
  Interest                              1,540,491
1,025,543
  Depreciation and amortization         1,776,278
882,673
  Operating expenses                    2,647,557
2,031,594
                                        ---------
---------

                                        5,964,326
3,939,810
                                        ---------
---------

          NET INCOME (LOSS)            $ (962,822)      $
3,378
                                        =========
=========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $ (953,193)      $
3,345
                                        =========
=========

Net income (loss) allocated to
  other partners                       $   (9,629)      $
33
                                        =========
=========

               Boston Capital Tax Credit Fund IV L.P.

                        December 31, 1998
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Nine months ended September 30,
                             (Unaudited)


                                                Series 27
                                       --------------------------
-
                                          1998              1997
 Revenues                                 ----              ----
   Rental                              $3,095,833
$1,417,049
   Interest and other                     127,550
334,142
                                        ---------
---------

                                        3,223,383
1,751,191
                                        ---------
---------
Expenses
  Interest                              1,562,458
470,264
  Depreciation and amortization           606,979
489,184
  Operating expenses                    1,569,603
669,988
                                        ---------
---------

                                        3,739,040
1,629,436
                                        ---------
---------

          NET INCOME (LOSS)            $ (515,657)      $
121,755
                                        =========
=========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $ (510,501)      $
120,537
                                        =========
=========

Net income (loss) allocated to
  other partners                       $   (5,156)      $
1,218
                                        =========
=========

               Boston Capital Tax Credit Fund IV L.P.

                        December 31, 1998
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Nine months ended September 30,
                             (Unaudited)


                                                Series 28
                                       --------------------------
-
                                          1998              1997
 Revenues                                 ----              ----
   Rental                              $2,123,937       $
122,351
   Interest and other                      60,339
91,669
                                        ---------
---------

                                        2,184,276
214,020
                                        ---------
---------
Expenses
  Interest                                720,924
26,975
  Depreciation and amortization           562,350
50,801
  Operating expenses                    1,121,887
376,349
                                        ---------
---------

                                        2,405,161
454,125
                                        ---------
---------

          NET LOSS                     $ (220,885)      $
(240,105)
                                        =========
=========
Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $ (218,675)      $
(237,704)
                                        =========
=========

Net loss allocated to
  other partners                       $   (2,209)      $
(2,401)
                                        =========
=========

                  Boston Capital Tax Credit Fund IV L.P.

                        December 31, 1998
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Nine months ended September 30,
                             (Unaudited)


                                               Series 29
                                       --------------------------
                                          1998               1997
 Revenues                                 ----               ----
   Rental                              $1,680,088         $
4,763
   Interest and other                      79,310
838
                                        ---------          ------
-

                                        1,759,398
5,601
                                        ---------          ------
-
Expenses
  Interest                                594,267
-
  Depreciation and amortization           239,565
5,521
  Operating expenses                    1,176,144
15,210
                                        ---------          ------
-

                                        2,009,976
20,731
                                        ---------          ------
-

          NET INCOME (LOSS)            $ (250,578)
$(15,130)
                                        =========
=======
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $ (248,072)
$(14,979)
                                        =========
=======

Net income (loss) allocated to
  other partners                       $   (2,506)        $
(151)
                                        =========
=======

                 Boston Capital Tax Credit Fund IV L.P.

                        December 31, 1998
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Nine months ended September 30,
                             (Unaudited)


                                        Series 30*      Series
31*
                                       ----------      ----------
-
                                          1998              1998
 Revenues                                 ----              ----
   Rental                              $ 931,570       $1,285,894
   Interest and other                     29,940           41,841
                                        --------          -------

                                         961,510        1,327,735
                                        --------        ---------
Expenses
  Interest                               260,864          402,240
  Depreciation and amortization          162,642          231,868
  Operating expenses                     591,127          964,339
                                        --------        ---------

                                       1,014,633        1,598,447
                                       ---------        ---------

          NET INCOME (LOSS)           $  (53,123)      $
(270,712)
                                       =========        =========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                       $  (52,592)      $
(268,005)
                                       =========        =========

Net income (loss) allocated to
  other partners                      $     (531)      $
(2,707)
                                       =========        =========







* The Operating Partnerships in Series 30 and Series 31 did not commence operations until after September 30, 1997 therefore they do not have comparative information to report.

                  Boston Capital Tax Credit Fund IV L.P.

                        December 31, 1998
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Nine months ended September 30,
                             (Unaudited)


                                                         Series
32*
                                                        ---------
--

                                                            1998
 Revenues                                                   ----
   Rental                                              $  134,461
   Interest and other                                       6,178
                                                        ---------

                                                          140,639
                                                        ---------
Expenses
  Interest                                                 81,661
  Depreciation and amortization                           186,009
  Operating expenses                                       69,155
                                                        ---------

                                                          336,825
                                                        ---------

          NET INCOME (LOSS)                            $
(196,186)
                                                        =========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                                        $
(194,225)
                                                        =========

Net income (loss) allocated to
  other partners                                       $
(1,961)
                                                        =========







* The Operating Partnerships in Series 32 did not commence operations until after September 30, 1997 therefore they do not have comparative information to report.

                    Boston Capital Tax Credit Fund IV L.P.
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                         December 31, 1998
                             (Unaudited)


NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS-CONTINUED

When comparing the results of operations from the Operating Partnerships for the nine months ended September 30, 1998 and September 30, 1997 numerous variances, some material in nature, exist. The variances are the result of a number of factors including an increase in the number of Operating Partnerships owned, an increase in the number which have completed construction, and an increase in the number which have completed the lease-up phase.

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

Item 2.   Management's Discussions and Analysis of Financial
Condition and

Results of Operations

Liquidity
---------
The Fund's primary source of funds is the proceeds of its Public
Offering.
Other sources of liquidity will include (i) interest earned on capital contributions held pending investment and on working capital (ii) cash distributions from operations of the Operating Partnerships in which the
Fund has and will invest and (iii) a line of credit. The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund has entered into a line of credit financing agreement with Fleet National Bank whereby the Fund can borrow up to $35 million for up to 90 days to meet short-term cash needs required for the investment in certain Operating Partnerships. Under the terms of the agreement, the Fund pledges their interest in a particular Operating Partnership in order to draw funds from the line. The repayment of any draws is anticipated to be made once the Fund has received sufficient Investor proceeds. Repayments on the line are tied to specific Operating Partnerships, which are then released as collateral by the bank.

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

Capital Resources
-----------------
The Fund offered BACs in a Public Offering declared effective by the
Securities and Exchange Commission on December 16, 1993.  The
Fund received
$38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000,
$30,248,000,
$39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750,
$44,037,750, $47,431,000, $26,362,000 and $24,053,000
representing 3,866,700, 1,892,700, 2,564,400, 3,336,727,
2,169,878, 3,026,109, 3,995,900, 2,460,700, 3,999,900, 3,991,800,
2,649,075, 4,417,857, 4,754,198, 2,636,533 and 2,405,300 BACs
from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33 and Series 34, respectively.

Series 20
---------
The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $28,603,737.

During the quarter ended December 31, 1998, $72,847 of Series 20 net
offering proceeds had been used to pay capital contributions.
Series 20 net
offering proceeds in the amount of $167,370 remain to be used by the Fund to
pay remaining capital contributions to the Operating Partnerships that Series
20 has invested in as of December 31, 1998.
                                    118

Series 21
---------
The Fund commenced offering BACs in Series 21 on July 1, 1994. Offers and sales of BACs in Series 21 were completed on December 31, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,730.

During the quarter ended December 31, 1998, none of Series 21 net offering proceeds had been used to pay capital contributions. Series 21 net offering proceeds in the amount of $734,924 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series
21 has invested in as of December 31, 1998.

Series 22
---------
The Fund commenced offering BACs in Series 22 on October 10, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748.

During the quarter ended December 31, 1998, $1,072,010 of Series
22 net offering proceeds had been used to pay capital contributions. Series 22 net offering proceeds in the amount of $466,797 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series
22 has invested in as of December 31, 1998.

Series 23
---------
The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on September 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278.

During the quarter ended December 31, 1998 $879,641 of Series 23 net offering proceeds had been used to pay capital contributions. Series 23 net offering proceeds in the amount of $722,000 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series
23 has invested in as of December 31, 1998.

Series 24
---------
The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,939,004.

During the quarter ended December 31, 1998, $36,009 of Series 24 net
offering proceeds had been used to pay initial and additional capital
contributions.  Series 24 net offering proceeds in the amount of
$1,192,122
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 24 has invested in as December
31, 1998.

Series 25
---------
The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,449,722.

During the quarter ended December 31, 1998, $33,629 of Series 25 net
offering proceeds had been used to pay initial and additional capital
contributions.  Series 25 net offering proceeds in the amount of
$621,564
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 25 has invested in as of December 31, 1998.

Series 26
---------
The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 25, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 44 Operating Partnerships in the amount of $27,756,420.

During the quarter ended December 31, 1998, $2,239,799 of Series
26 net
offering proceeds had been used to pay initial and additional capital
contributions.  Series 26 net offering proceeds in the amount of
$3,484,393
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 26 has invested in as of December 31, 1998.

Series 27
---------
The Fund commenced offering BACs in Series 27 on June 24, 1996. Offers and sales of BACs in Series 27 were completed on September 17, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $17,175,371.

During the quarter ended December 31, 1998, $281,134 of Series 27 net
offering proceeds had been used to pay initial and additional capital
contributions.  Series 27 net offering proceeds in the amount of
$2,043,750
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 27 has invested in as of December 31, 1998.

Series 28
---------
The Fund commenced offering BACs in Series 28 on September
30,1996.  Offers
and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,191,246.

During the quarter ended December 31, 1998, $1,145,972 of Series
28 net
offering proceeds had been used to pay initial and additional capital
contributions.  Series 28 net offering proceeds in the amount of
$5,567,354
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 28 has invested in as of December 31, 1998.

Series 29
---------
The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 21 Operating Partnerships in the amount of $25,831,477.

During the quarter ended December31, 1998, $3,405,250 of Series
29 net
offering proceeds had been used to pay initial and additional capital
contributions.  Series 29 net offering proceeds in the amount of
$8,037,298
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 29 has invested in as of December 31, 1998.

Series 30
---------
The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 17 Operating Partnerships in the amount of $16,033,539.

During the quarter ended December 31, 1998, $1,333,006 of Series
30 net
offering proceeds had been used to pay initial and additional capital
contributions.  Series 30 net offering proceeds in the amount of
$5,689,887
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 30 has invested in as of December 31, 1998.

Series 31
---------
The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $32,268,546.

During the quarter ended December 31, 1998, $7,169,626 of Series
31 net
offering proceeds had been used to pay initial and additional capital
contributions.  Series 31 net offering proceeds in the amount of
$4,624,596
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 31 has invested in as of December 31, 1998.

Series 32
---------
The Fund commenced offering BACs in Series 32 on January 19, 1998. Offers and sales of BACs in Series 32 were completed on June 23, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 13 Operating Partnerships in the amount of $29,833,520. The series has also purchased assignments in Bradley Phase I of Massachusetts LLC, Bradley Phase II of Massachusetts LLC, Byam Village of Massachusetts LLC, Hanover Towers of Massachusetts LLC, Harbor Towers of Massachusetts LLC and Maple Hill of Massachusetts LLC. Under the terms of the Assignments of Membership Interests dated December 1, 1998 the series is entitled to certain profits, losses, tax credits, cash flow, proceeds from capital transactions and capital account as defined in the individual Operating Agreements. The series utilized $1,092,847 of funds available to invest in Operating Partnerships for this investment.

During the quarter ended December 31, 1998, $2,251,108 of Series 32 net offering proceeds that had been used to pay initial and additional capital contributions were reimbursed to the series. Series 32 net offering proceeds in the amount of $11,110,178 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 32 has invested in as of December 31, 1998.

Series 33
---------
The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $19,422,533.

During the quarter ended December 31, 1998, $8,066,288 of Series 33 net offering proceeds had been used to pay initial and additional capital contributions. Series 33 net offering proceeds in the amount of $6,465,012 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 33 has invested in as of December 31, 1998.

Series 34
---------
The Fund commenced offering BACs in Series 34 on September 22, 1998 and was continuing to offer BACs as of December 31, 1998. The fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $14,080,612.

During the quarter ended December 31, 1998, $2,739,250 of Series 34 net offering proceeds had been used to pay initial and additional capital contributions. Series 34 net offering proceeds in the amount of $1,862,977 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 34 has invested in as of December 31, 1998.

The Fund has entered into a line of credit financing agreement with Fleet National Bank whereby the Fund can borrow up to $35 million for up to 90 days to meet short-term cash needs required for the investment in certain Operating Partnerships. Under the terms of the agreement, the Fund pledges their interest in a particular Operating Partnership in order to draw funds from the line. The repayment of any draws is anticipated to be made once the Fund has received sufficient Investor proceeds. Repayments on the line are tied to specific Operating Partnerships, which are then released as collateral by the bank.

Results of Operations
---------------------

As of December 31, 1998 and 1997 the Fund held limited partnership interests in 310 and 253 Operating Partnerships, respectively. In each instance the
Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment
Complex which initially complied with the Minimum Set-Aside Test
(i.e.,
occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the
Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Fund's results of operations for future periods will vary significantly from those for the period ended December 31, 1998 as Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33 and Series 34 continue to use the funds raised to invest in partnership interests of additional Operating Partnerships, and the Fund continues to offer BACs in Series 34.

The Fund incurred a fund management fee to Boston Capital Asset
Management
Limited Partnership (formerly Boston Capital Communications
Limited
Partnership) in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred for the quarter ended
December 31, 1998 for Series 20, Series 21, Series 22, Series 23,
Series 24,
Series 25, Series 26, Series 27, Series 28, Series 29, Series 30,
Series
31, Series 32 and Series 33 were $94,773, $53,960, $59,893,
$53,502, $54,087, $65,369, $95,230, $76,527, $74,438, $75,609,
$43,413, $66,132, $82,651, $29,040 and $10,708 respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal
Housing Tax Credits for allocation to its partners and BAC holders.

Series 20
---------
As of December 31, 1998 and 1997 the average Qualified Occupancy for the series was 100%. The series had a total of 24 properties at December 31, 1998, all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 20 reflects a net loss from
Operating Partnerships of $1,538,500. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$572,861. This is an interim period estimate; it is not indicative of the final year end results.

Breeze Cove Limited Partnership (Breeze Cove Apartments) experienced financial difficulties in 1997 due to vacancy issues and high expenses. The management company has steadily improved occupancies throughout 1997 and 1998, and occupancy currently stands at 92%. The Operating General Partner was pushing the management company to reduce expenses as well. The Operating General Partner has submitted a debt restructure proposal to the Lender and a response is expected to be received by early February 1999. Early indications are that the lender may offer a discount to get paid off. A new Operating General Partner was admitted on January 4, 1999, and this Operating General Partner is responsible for negative cash flow over $3,800 per month.

The Operating General Partner of East Douglas Apartments Limited Partnership (East Douglas Apartments) failed to meet his partnership obligations. As a result, the Operating General Partner and its related management agent were replaced in April, 1998. The new management company is focusing on improving the property's physical occupancy and operations. During 1998, the property's mortgages went into default. The new Operating General Partner worked out a forbearance agreement with the lenders, and had completed a refinance of the loan as of December 31, 1998. The properties operations are expected to stabilize in the coming months.

In August 1996 the Investment General Partner was notified that Virginia Avenue Affordable Limited Partnership (Kristine Apartments) was named as defendant in a land encroachment complaint. Initial efforts to settle the complaint were unsuccessful, but recently a judgment was issued by which the operating partnership would receive an appropriate quit claim deed and other title related documents confirming the partnership's interest in the disputed property. The appropriate title information has been received by the delivery of these documents and will remove any uncertainty as to the partnership's possession of the land. Additionally, occupancy began to drop in the fourth quarter of 1998, with a year-end occupancy of 78%. At this time, the Investment General Partner is working with the Operating General Partner to select a new management agent.

Series 21
---------
As of December 31, 1998 and 1997 the average Qualified Occupancy for the series was 93.9% and 93.0%, respectively. The series had a total of 14 properties at December 31, 1998.  Out of the total 9 were at 100%
Qualified
Occupancy.

For the nine months being reported Series 21 reflects a net loss from
Operating Partnerships of $895,656. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $15,219. This is an interim period estimate; it is not indicative of the final year end results.

Series 21 previously reported that the Internal Revenue Service is auditing Pinedale II Limited Partnership (Pinedale Apartments
II) and Pumphouse Crossing II Limited Partnership's (Pumphouse Crossing II Apartments) compliance with the requirements of the Low-Income Housing Tax Credit Program.

Upon further research, both the Operating General Partner and the accounting firm that prepared the audited financial statements for 1997, have confimed that the statement was made in error. Neither partnership, at this time, has received notification of any audit.

Series 22
---------
As of December 31, 1998 and 1997 the average Qualified Occupancy for the series was 100%. The series had a total of 29 properties at December 31, 1998, all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 22 reflects a net loss from
Operating Partnerships of $590,801. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$561,788. This is an interim period estimate; it is not indicative of the final year end results.

Series 23
---------
As of December 31, 1998 and 1997 the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at December 31, 1998, all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 23 reflects a net loss from
Operating Partnerships of $813,849. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a positive operations of $565,626. This is an interim period estimate; it is not indicative of the final year end results.

Series 24
---------
As of December 31, 1998 and 1997 the average Qualified Occupancy for the series was 99.9% and 98.8%, respectively. The series had a total of 24 properties at December 31, 1998. Out of the total 23 were at 100% Qualified
Occupancy.

For the nine months being reported Series 24 reflects a net loss from
Operating Partnerships of $1,117,015. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $413,081. This is an interim period estimate; it is not indicative of the final year end results.

In the prior fiscal year the Investment General Partner became aware of the Operating General Partner's intention to not completely fund construction costs of SG Wyandotte L.P. (Wyandotte Apartments). As a result, the Operating General Partner was removed in August 1997. The new Operating General Partner,
                                   124

in conjunction with the Operating Partnership's lender, successfully converted the partnership's construction loan to permanent status. The property's operations continue to be strong and average physical occupancy for 1998 was 95%. It is anticipated that with the strong occupancy the property will operate above breakeven and begin to generate positive cash flow.

Series 25
---------
As of December 31, 1998 and 1997 the average Qualified Occupancy for the series was 99.7% and 98.5%, respectively. The series had a total of 22 properties at December 31, 1998. Out of the total
20 were at 100% Qualified Occupancy.

For the nine months being reported Series 25 reflects a net loss from
Operating Partnerships of $1,027,043. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a positive operations of $443,949. This is an interim period estimate; it is not indicative of the final year end results.

In the prior fiscal year the Investment General Partner became aware of the Operating General Partner's intention to not completely fund construction costs of SG Wyandotte L.P. (Wyandotte Apartments). As a result, the Operating General Partner was removed in August 1997. The new Operating General Partner, in conjunction with the Operating Partnership's lender, successfully converted the partnership's construction loan to permanent status. The property's operations continue to be strong and average physical occupancy for 1998 was 95%. It is anticipated that with the strong occupancy the property will operate above breakeven and begin to generate positive cash flow.

Series 26
---------
As of December 31, 1998 and 1997 the average Qualified Occupancy for the series was 96.7% and 92.7%, respectively. The series had a total of 44 properties at December 31, 1998. Out of the total 36 were at 100% Qualified Occupancy and 5 were in active lease-up. The series also had 2 properties which were under construction at December 31, 1998.

For the nine months being reported Series 26 reflects a net loss from Operating Partnerships of $646,161. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$511,094. This is an interim period estimate; it is not indicative of the final year end results.

In the prior fiscal year the Investment General Partner became aware of the Operating General Partner's intention to not completely fund construction costs of SG Hazeltine Limited Partnership (Hazeltine Apartments). As a result, the Operating General Partner was removed in August 1997. The new Operating General Partner, in conjunction with the Operating Partnership's lender, successfully converted the partnership's construction loan to permanent status. The property's operations continue to be strong and average physical occupancy for 1998 was 91%. It is anticipated that with the strong occupancy the property will operate above breakeven and begin to generate positive cash flow.

Series 27
---------
As of December 31, 1998 and 1997 the average Qualified Occupancy for the series was 88.3% and 76%, respectively. The series had a total of 14

                                   125

properties at December 31, 1998.  Out of the total 9 were at 100%
Qualified Occupancy and 4 were in active lease-up. The series also had 1 property which was under construction December 31, 1998.

For the nine months being reported Series 27 reflects a net loss from Operating Partnerships of $515,657. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$91,322. This is an interim period estimate; it is not indicative of the final year end results.

Series 28
---------
As of December 31, 1998 and 1997 the average Qualified Occupancy for the series was 95.8% and 90.3%, respectively. The series had a total of 26 properties at December 31, 1998. Out of the total 23 were at 100% Qualified Occupancy and 1 was in active lease-up. The series also had 2 properties which were under construction at December 31, 1998.

For the nine months being reported Series 28 reflects a net loss from
Operating Partnerships of $200,885. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $341,465. This is an interim period estimate; it is not indicative of the final year end results.

Series 29
---------
As of December 31, 1998 and 1997 the average Qualified Occupancy for the Series was 93.8% and 70.1%, respectively. The series had a total of 21 properties at December 31, 1998. Out of the total 14 were at 100% Qualified Occupancy and 3 were in active lease-up. The series also had 4 properties which were under construction at December 31, 1998

For the nine months being reported Series 29 reflects a net loss from
Operating Partnerships of $250,578. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss of $11,013.
This is an interim period estimate; it is not indicative of the final year end results.

Series 30
---------
As of December 31, 1998 the average Qualified Occupancy for the series was 65.2%. The series had a total of 17 properties at December 31, 1998. Out of the total 4 were at 100% Qualified Occupancy and 6 were in active lease-up. The series also had 3 properties that were under construction and 4 properties with multiple buildings some of which were in lease-up and some of which were under construction at December 31, 1998. Since all of the properties in Series 30 were under construction at December 31, 1997, there is no comparative information to report.

For the nine months being reported Series 30 reflects a net loss from
Operating Partnerships of $53,123. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $109,519. This is an interim period estimate; it is not indicative of the final year end results.

                                    126

Series 31
---------
As of December 31, 1998 the average Qualified Occupancy for the series was 85.6%. The series had a total of 26 properties at December 31, 1998. Out of the total 11 were at 100% Qualified Occupancy and 6 were in active lease-up. The series also had 3 properties that were under construction and 6 properties with multiple buildings some of which were in lease-up and some of which were under construction at December 31, 1998. Since all of the properties in Series 31 were under construction December 31, 1997, there is no comparative information to report.

For the nine months being reported Series 31 reflects a net loss from
Operating Partnerships of $270,712. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss of $38,844.
This is an interim period estimate; it is not indicative of the final year end results.

Series 32
---------
As of December 31, 1998 the average Qualified Occupancy for the series was 99%. The series had a total of 13 properties at December 31, 1998. Out of the total 4 were at 100% Qualified Occupancy and 1 was in active lease-up.
The series also had 8 properties that were under construction at December 31, 1998. Since all of the properties in Series 32 were acquired after December 31, 1997, there is no comparative information to report.

For the nine months being reported Series 32 reflects a net loss from
Operating Partnerships of $196,186. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss of $10,177. This is an interim period estimate; it is not indicative of the final year end results.

Series 33
---------
As of December 31, 1998 the average Qualified Occupancy for the series was 100%. The Series had a total of 7 properties as of December 31, 1998. Out of the total 1 was at 100% Qualified Occupancy, and 6 were under construction. Since all of the properties were acquired after December 31, 1997, there is no comparative information to report.

Series 34
---------
The Series had a total of 7 properties as of December 31, 1998, all of which were under construction. Since all of the properties were acquired after December 31, 1997, there is no comparative information to report.

Year 2000
---------
As previously stated in the Fund's 10-K, Boston Capital and its management have reviewed the potential computer problems that may arise from the century date change known as the "Year 2000" or "Y2K" problem. We are currently in the process of taking the necessary precautions to minimize any disruptions. The majority of Boston Capital's systems are "Y2K" compliant. For all remaining systems we have contacted the vendors to provide us with the necessary upgrades and replacements. Boston Capital is committed to ensuring that the "Y2K" issue will have no impact on our investors.













                                     127



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






















                                   128


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

                             BOSTON CAPITAL TAX CREDIT
                             FUND IV L.P.



                             By:  Boston Capital Associates IV
L.P.




                             By:  C&M Associates d/b/a
                                    Boston Capital Associates



Date: February 19, 1999            By: /s/ John P. Manning
                                       -------------------
                                       John P. Manning,
                                       Partner & Principal
Financial
                                       Officer
































                                     129