Form 10-K405
period 1999-03-31
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 1999-07-14
CIK 913778

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended March 31, 1999 or
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

                DOCUMENTS INCORPORATED BY REFERENCE - Cont.
                -------------------------------------------

               Form 10-K
                 Parts         Document
               ---------       --------
               Parts II, IV    Form 8-K dated April 23, 1998
                               Form 8-K dated April 23, 1998
                               Form 8-K dated April 24, 1998
                               Form 8-K dated April 27, 1998
                               Form 8-K dated April 29, 1998
                               Form 8-K dated April 30, 1998
                               Form 8-K dated April 30, 1998
                               Form 8-K dated April 30, 1998
                               Form 8-K dated May 1, 1998

                  BOSTON CAPITAL TAX CREDIT FUND IV L.P.
         Form 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31,
1999

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

     A Registration Statement on Form S-11 and the related
prospectus, as
supplemented (the "Prospectus") were filed with the Securities
and
Exchange Commission and became effective December 16, 1993 in connection
with a public offering ("Offering") in one or more series of a minimum of
250,000 BACs and a maximum of 30,000,000 BACs at $10 per BAC.  On
April 18,
1996 an amendment to Form S-11, which registered an additional
10,000,000
BACs for sale to the public in one or more series, became effective. On April 2, 1998 an amendment to Form S-11, which registered an additional 25,000,000
BACs for sale to the public in one or more series, became effective. As of
March 31, 1999, subscriptions had been received and accepted by the General
Partner in Series 20, Series 21, Series 22, Series 23, Series 24,
Series 25,
Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34 and Series 35 for 49,998,759 BAC's representing capital contributions of $499,688,500.

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

     As of March 31, 1999 the Fund had invested in 24 Operating Partnerships on behalf of Series 20, 14 Operating Partnership on behalf of Series 21, 29
Operating Partnerships on behalf of Series 22, 22 Operating Partnerships on behalf of Series 23, 24 Operating Partnerships on behalf of Series 24,
22 Operating Partnerships on behalf of Series 25, 45 Operating Partnerships on behalf of Series 26, 14 Operating Partnerships on behalf of Series 27, 26 Operating Partnerships on behalf of Series 28, 22 Operating Partnerships on behalf of Series 29, 18 Operating Partnerships on behalf of Series 30, 26 Operating Partnerships on behalf of Series 31, 14 Operating Partnerships on behalf of Series 32, 8 Operating Partnerships on behalf of Series 33, 9 Operating Partnerships on behalf of Series 34 and 5 Operating Partnerships on behalf of Series 35. A description of these Operating Partnerships is set forth in Item 2 herein.

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

Item 2.   Properties

     The Fund has acquired a Limited Partnership interest in 322
Operating
Partnerships in 16 series, identified in the table set forth below. The
Apartment Complex owned by the Operating Partnership is eligible for the
Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." The Operating Partnership and the respective
Apartment Complex is described more fully in the Prospectus.  The
General
Partner believes that there is adequate casualty insurance on the properties.

     Please refer to Item 7. "Management's Discussion and
Analysis of
Financial Condition and Results of Operations" for a more detailed discussion of operational difficulties experienced by certain of the Operating
Partnerships.

                Boston Capital Tax Credit Fund IV L.P. - Series
20

                       PROPERTY PROFILE AS OF MARCH 31, 1999

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98   Date     Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
----------
Ashbury     Sioux Falls,
Apartments    SD       48 $ 1,267,345   4/94   6/94      100%  $
806,117

Bennetts    Bennetsville,
Pointe Apts.  SC       32   1,346,250   3/94   8/94      100%
281,100

Bradley     Bradley,
Manor         AR       25     800,217   8/94   3/95      100%
182,044

Breeze      Port Washington,
Cove Apts.    WI       64   2,781,163   5/94  10/94      100%
2,601,494

Cascades    Sterling,
Commons Apts. VA      320  14,749,265   6/94  10/95      100%
7,132,820

Clarksville Clarksville,
Estates       MO       32     417,085   6/94   9/94      100%
142,639

Club
Goldenrod II Orlando,
Apartments    FL      220   7,518,199   4/94   6/95      100%
3,681,417

College
Greene       N. Chili,
Senior Apts   NY      110   3,767,582   3/95   8/95      100%
1,918,496

Concordia    St. Croix,
Manor I       VI       22   1,468,539   8/94   7/95      100%
490,034

Coushatta
Seniors II   Coushatta,
Apartments    LA       24     720,804   5/94   3/94      100%
175,182

East Douglas Bloomington,
Apartments    IL       51   2,215,888   7/94  12/95      100%
1,281,690

Edison Lane  Edison,
Apartments    GA       24     730,682   9/94  10/95      100%
204,561

Evergreen    Macedon,
Hills Apts.   NY       72   2,805,560   8/94   1/95      100%
693,966

                Boston Capital Tax Credit Fund IV L.P. - Series
20

                       PROPERTY PROFILE AS OF MARCH 31, 1999
Continued
---------
                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98  Date     Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
----------
Fairoaks     Rincon,
Lane Apts.    GA       44  $ 1,416,124   7/94   5/95      100%  $
339,284

Floral       Waggaman,
Acres II      LA       32    1,035,735   5/94   8/94      100%
228,457

Forest Glen  Vidalia,
Village       GA       46    1,332,974   7/94   2/95      100%
378,777

Gardenview   Pasedena,
Apartments    TX      309    5,182,927   6/94   9/95      100%
2,261,021

Harrisonburg Harrisonburg,
Seniors Apts. LA       24      691,445   5/94   1/94      100%
176,621

Hillside     Cynthiana,
Apartments    KY       48      877,617  10/94   4/95      100%
643,850

Kristine     Bakersfield,
Apartments    CA       60    1,341,905  10/94  10/94      100%
311,675

Northfield   Jackson,
Apts.         MS      120    2,948,003   6/94   8/95      100%
3,273,126

Parkside     Avondale,
Apartments    AZ       54      693,659  12/94   1/94      100%
282,547

Riverview    Franklinton,
Apartments    LA       47    1,705,528   4/94  10/94      100%
370,000

Shady Lane   Winnfield,
Senior Apts.  LA       32      948,104   5/94  10/93      100%
197,200

                Boston Capital Tax Credit Fund IV L.P. - Series
21

                       PROPERTY PROFILE AS OF MARCH 31, 1999

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of      Acq.   Const   Occupancy
thru
Name       Location   Units 12/31/98    Date    Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
-----------
Atlantic    Atlantic City,
City Apts.    NJ       153  $5,495,000   9/94   10/95      96%
$2,500,000

Black River Black River Falls,
Run           WI        48   1,250,942  10/94   12/94     100%
350,531

Cattaraugus Cattaraugus,
Manor         NY        24   1,096,615   8/94    4/95      95%
263,711

Creekside
at Tasker's Frederick,
Chance        MD       120   4,946,506  10/94    9/95     100%
2,471,093

Forest Glen
at Sully    Centreville,
Station       VA       118   5,978,422  11/94    9/95     100%
2,649,450

Fort        Winslow,
Halifax       ME        24   1,161,961   9/94    1/95     100%
389,085

Havelock    Havelock,
Manor Apts.   NC        60   1,854,976  12/94   10/95     100%
347,557

Holly       Buchanan,
Village       GA        24     716,536   8/94    6/95     100%
205,400

Liveoak     Union Springs,
Village       AL        24     767,211  10/94    7/95     100%
176,953

Lookout     Covington,
Ridge Apts.   KY        30     664,785  12/94    12/94    100%
763,038

Pinedale    Menomonie,
Apartments II WI        60   1,415,959  10/94    12/94     60%
869,798

Pumphouse   Chippewa,
Crossing II
Apartments    WI        48   1,288,940  10/94    12/94     68%
692,840

                Boston Capital Tax Credit Fund IV L.P. - Series
21

                       PROPERTY PROFILE AS OF MARCH 31, 1999
Continued
---------
                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of      Acq.   Const   Occupancy
thru
Name       Location   Units 12/31/98    Date    Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
----------
The Woods   Campton,
Apartments    NH        20  $1,036,107   8/94   10/94    100%
$  269,500

Tower View  Tower City,
Apartments    PA        25   1,132,550  11/94    5/95     96%
268,863

               Boston Capital Tax Credit Fund IV L.P. - Series 22

                       PROPERTY PROFILE AS OF MARCH 31, 1999

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of      Acq.   Const   Occupancy
thru
Name       Location   Units 12/31/98    Date    Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
-----------
Albemarle   Hertford,
Village Apts.  NC      36  $1,459,669   1/95    9/94      100%
$   321,628

Apple       Edmond,
Village Apts.  OK     160   3,930,633  11/94    3/96      100%
1,572,166

Bayou       Riverview,
Crossing Apts. FL     290   8,339,117  11/94    1/96      100%
2,854,036

Bellwood    Ford City,
Gardens        PA      28   1,251,162   6/95    9/95      100%
308,152

Black River Black River Falls,
Run Apts.      WI      48   1,250,942   3/95   12/94      100%
395,279

Clarendon   Summerton,
Court Apts.    SC      40   1,452,521  10/94    4/95      100%
340,737

Club  II    Orlando,
Goldenrod Apts.FL     220   7,518,199   3/95    6/95      100%
2,106,975

Cobblestone Fuquay,
Apartments     NC      33   1,418,983   1/95    5/94      100%
326,054

Concordia   St. Croix,
Manor II       VI      20   1,496,625   1/95   11/95      100%
259,444

Concordia   St. Croix,
Manor III      VI      20   1,490,053   2/95   12/95      100%
264,007

Drakes
Branch      Drakes Branch,
Elderly Apts.  VA      32   1,269,479   1/95    6/95      100%
232,722

Elks Towers Litchfield,
Apartments     IL      27     805,361  10/95   12/96      100%
698,042

Fonda       Fonda,
Terrace Apts.  NY      24   1,034,037  12/94   10/94      100%
259,387

Highland  Boston,
House          MA        14     715,700  12/96    5/97      100%
571,829

           Boston Capital Tax Credit Fund IV L.P. - Series 22

                       PROPERTY PROFILE AS OF MARCH 31, 1999

Continued
---------
                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of      Acq.   Const   Occupancy
thru
Name       Location   Units 12/31/98    Date    Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
-----------
Kimbark     Longmont,
1200 Apts.     CO      48  $1,994,993   9/95    12/95    100%
$  321,843

Kingsway     Swedsboro,
Apartments     NJ      36   1,484,399   7/95     6/95    100%
46,290

Lake City    Lake City,
Apartments     PA      44   1,172,646   8/98     6/98    100%
238,491

Lake Street  Girard,
Apartments     PA      32   1,362,510   4/95     9/95    100%
342,369

Lost Tree    Branson,
Apartments     MO      88   1,621,224   4/95     6/95    100%
474,948

Maplewood    Sacramento,
Apartments     KY      12     436,306   8/95     9/95    100%
110,881

Marksville   Marksville,
Square Apts.   LA      32     965,120   1/95     1/96    100%
268,848

Neshoba      Philadelphia,
County Apts.   MS      25     850,484   7/95     8/95    100%
251,411

Philadelphia Philadelphia,
Square Apts.   MS      16     544,309   7/95     8/95    100%
149,950

Quankey     Halifax,
Hills Apts.    NC      24   1,017,140   1/95     3/95    100%
200,496

Richmond    Richmond,
Square Apts.   MO      32     927,143  12/94     2/95    100%
818,770

Salem Wood  Salemburg,
Apartments     NC      24     968,235   1/95    12/94    100%
181,355

The Birches Old Orchard Beach,
               ME      88   2,817,500   1/95     3/96    100%
1,498,731

Troy Villa    Troy,
Apartments     MO      64   2,028,035  12/94     6/95    100%
1,810,416

                Boston Capital Tax Credit Fund IV L.P. - Series
22

                       PROPERTY PROFILE AS OF MARCH 31, 1999

Continued
---------
                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of      Acq.   Const   Occupancy
thru
Name       Location   Units 12/31/98    Date    Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
----------
Twin City     Festus,
Villa          MO      40  $1,506,500   1/95   11/95      100%
$  679,176

               Boston Capital Tax Credit Fund IV L.P. - Series 23

                      PROPERTY PROFILE AS OF MARCH 31, 1999

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of      Acq.   Const   Occupancy
thru
Name       Location   Units 12/31/98    Date    Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
----------
Apple        Edmond,
Village Apts.  OK      160  $3,930,633  11/94   3/96     100%   $
1,572,166

Bayou        Riverview,
Crossing Apts. FL      290   8,339,117   4/95   1/96     100%
4,281,054

Concordia    St. Croix,
Manor II       VI       20   1,496,625   1/95  11/95     100%
259,445

Concordia    St. Croix,
Manor III      VI       20   1,490,053   2/95  12/95     100%
264,007

Columbia     Hempstead,
Commons Apts.  NY       37   1,259,077   5/95   5/95     100%
1,501,605

Country Hill Cedar Rapids,
Apts.Phase II  IA       92   2,086,658   8/95   6/96     100%
1,981,495

Great Pines  Hurleyville,
Apts.          NY       26   1,177,666   7/95  12/95     100%
-0-

Heatheridge  Barling,
Estates **     AR       17     829,696   7/95  11/95     100%
748,240

Ithaca       Ithaca,
Apts. I        MI       28     673,332  11/95   7/95     100%
164,008

Kimbark      Longmont,
1200 Apts.     CO       48   1,994,993   9/95  12/95     100%
965,530

La Pensione  Sacramento,
K Apts.        CA      129   2,428,810   9/95  12/96     100%
2,600,580

Mathis       Mathis,
Apartments     TX       32     915,179   1/95   1/95     100%
219,045

Mid City     Jersey City,
Apartments     NJ       58   3,059,100   9/95   6/94     100%
113,679

Orange
Grove        Orange Grove,
Seniors Apts.  TX       24     670,887   5/95   2/95     100%
104,728

                Boston Capital Tax Credit Fund IV L.P. - Series
23

                       PROPERTY PROFILE AS OF MARCH 31, 1999
Continued
---------                  Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of      Acq.   Const   Occupancy
thru
Name       Location   Units 12/31/98    Date    Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
---------- Philmont     Philmont,
Terrace Apts.  LA       32  $1,495,903   5/95   5/95      100%  $
370,750

Riverview    St. Louis,
Apartments     MO       42   1,245,046   8/95  12/95      100%
1,160,308

South Hills  Bellevue,
Apartments     NE       72   1,880,356   6/95   2/96      100%
1,686,354

St. Peters   St. Peters,
Villa          MO       54   1,921,279   7/95   3/96      100%
1,495,685

The Birches  Old Orchard Beach,
               ME       88   2,800,000   1/95   3/96      100%
1,400,313

Twin City    Festus,
Villa          MO       40   1,506,500   2/95  11/95      100%
679,176

Village      Kansas City,
Woods Est.     KS       45   1,622,841   5/95  12/95      100%
1,450,000

Vinsett      Van Buren,
Estates **     AR       10          **   7/95  11/95      100%
**

Woodland     Roland,
Hills          OK       10     319,061   7/95   6/95      100%
274,540



**  Two properties which make up one Operating Partnership named
Barlee
Properties L.P. with 27 units. Entire mortgage balance and contributions are listed with Heatheridge Estates.









                                     12
                Boston Capital Tax Credit Fund IV L.P. - Series
24

                       PROPERTY PROFILE AS OF MARCH 31, 1999

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98   Date     Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
----------   Autumn Ridge  Shenandoah
Apartments     VA       34 $1,541,091   7/96    1/97      100%  $
303,224

Brooks      Blue Ridge,
Summit Apts.   GA       36  1,118,621  12/95   11/96      100%
202,780

Brownsville Brownsville,
Apartments     TN       36  1,204,345   9/95    9/95      100%
267,091

Century
East        Bismark,
Apts. IV       ND       24    630,000   8/95    8/95      100%
399,962

Century     Bismark,
East V Apts.   ND       24    630,000  11/95    9/95      100%
399,962

Centenary
Towers      St. Louis
Apts.          MO      100  2,737,500   5/97   12/97      100%
679,577

Cooper's    Irving,
Crossing       TX       93  3,629,820   6/96   12/95      100%
848,708

Edenfield   Millen,
Apartments     GA       48  1,300,004   1/96   12/96      100%
314,827

Elm Street  Yonkers,
Apartments     NY       35  2,095,034   1/96    1/96      100%
407,601

Heritage    Coolidge,
Glen Apts.     AZ       28  1,136,675   4/96    4/96      100%
373,388

Hillridge   Los Lunas,
Apartments     NM       38  1,216,635   8/96    6/96      100%
954,007

Lake        Fargo,
Apartments I   ND       24    615,000   8/95    7/95      100%
399,962

Lakeway     Zwolle,
Apartments     LA       32    874,216  11/95    4/96      100%
110,902

Laurelwood  High Point,
Park Apts.     NC      100  2,399,173   2/96   10/96      100%
1,986,403

Madison Park Boston,
IV Apts.       MA      143  7,726,691   5/96    3/97       96%
1,155,884

                Boston Capital Tax Credit Fund IV L.P. - Series
24

                       PROPERTY PROFILE AS OF MARCH 31, 1999

Continued
---------
                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98   Date     Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
---------- New Hilltop Laurens,
Apartments     SC       72 $1,717,672  11/95   11/95      100%  $
424,986

North       Columbia,
Hampton Pl.    MO       36    856,243  11/95    3/96      100%
1,002,996

Northfield   Jackson,
Housing, L.P.  MS        5    194,950  12/96    9/96      100%
217,266

Pahrump      Pahrump,
Valley Apts.   NV       32  1,398,848   7/96    7/96      100%
335,225

Park Meadow  Gaylord,
Apartments     MI       80  1,920,208   9/95    4/97      100%
1,753,158

Shadowcreek  Overton,
Apartments     NV       24  1,229,909   6/96    9/96      100%
310,320

Stanton      Stanton,
Village Apts.  TN       40  1,214,189   9/95    9/95      100%
279,730

Woodlands     Elko,
Apartments     NV       24  1,138,161  11/95    9/95      100%
269,867

Wyandotte     Los Angeles,
Apartments     CA       73  3,394,679   4/96    2/97      100%
952,329

                Boston Capital Tax Credit Fund IV L.P. - Series
25

                       PROPERTY PROFILE AS OF MARCH 31, 1999

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98   Date     Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
---------- Dogwood    Athens,
Park Apts.    GA       127 $2,629,079  12/95    10/96      100%
$3,538,760

Dunlap     West Point,
Acres         MS        50  1,165,949   9/96     4/96      100%
229,797

Century    Bismark,
East II Apts. ND        24    550,000   8/96     6/96      100%
371,183

Clarke     Pokamoke City,
Manor Apts.   MD        30  1,225,034   2/96     4/96      100%
440,107

Hannah     Ethel,
Heights Apts. MS        28    815,638   6/96    12/96      100%
321,584

Heartland
Green      Horse Cave,
Cave          KY        24    849,814   5/96    11/96      100%
267,177

Hurricane  Hurricane,
Hills         UT        49  1,305,076   9/96     4/97      100%
2,222,394

Laurelwood High Point,
Park Apts.    NC       100  2,399,173   2/96    10/96      100%
946,539

Lenox      Manhattan,
Ave. Apts.    NY        18    499,999  10/96     9/97      100%
773,364

Madison    Boston,
Park IV       MA       143  7,726,691   5/96     3/97       96%
2,054,904

Main       New Rochelle,
Everett Apts. NY        11    630,562   6/96     1/97      100%
782,852

Maple      New Haven,
Hill          CT        32  1,108,207   2/97     2/98       96%
199,951

Mary Ryder St. Louis,
Home          MO        48    283,486   1/97     6/96      100%
1,591,573

Osborne   White Plains,
Apts.         NY         7    435,455   6/96    12/96      100%
522,325

                 Boston Capital Tax Credit Fund IV L.P. - Series
25

                       PROPERTY PROFILE AS OF MARCH 31, 1999

Continued
---------
                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98   Date     Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
----------
Rose     Connellsville,
Square        PA        11 $  390,180  10/96      2/97    100%
$  229,168

Rosewood  Bladenboro,
Estates, II   NC        16    681,103   9/96     12/96    100%
96,392

Sandstone   Great Falls,
Village       MT        48  1,233,872  11/95      8/96    100%
1,295,623

Shannon     Shannon,
Rentals       MS        48  1,268,874   4/96      1/97    100%
324,990

Smith       Roxbury,
House         MA       132  2,248,198   4/96      3/97    100%
1,008,690

Sutton   Indianopolis,
Place         IN       360  6,220,000  11/96     10/97    100%
647,751

Washington  Dayton,
Arms          OH        93  2,069,066   2/96      2/95    100%
203,859

Wyandotte  Los Angeles,
Apts.         CA        73  3,394,679   4/96      2/97    100%
1,315,122

                Boston Capital Tax Credit Fund IV L.P. - Series
26

                       PROPERTY PROFILE AS OF MARCH 31, 1999

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of      Acq.   Const   Occupancy
thru
Name       Location   Units 12/31/98    Date    Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
----------
200 East  Rochester,
Ave.        NY      77 $      -0-   1/99     U/C     N/A    $
-0-
Apartments

Academy     West Point,
Apts.         VA        32   1,168,421   4/97     3/98   100%
237,173

Bradley
Estates     Meriden,
Phase I       CT        74   2,664,391   2/97    12/97   100%
661,000

Bradley
Estates     Meriden,
Phase II      CT        42   1,546,956   2/97    12/97   100%
486,861

Brookhaven  Shrevport,
Apts.         LA        35     977,346   2/97     1/97   100%
573,912

Butler      Leesville,
Estates       LA        10     175,415   8/96    10/96   100%
77,627

Calgory     Bismark,
Apts. I       ND        24     635,000   2/96    12/95   100%
414,507

Calgory     Bismark,
Apts. II      ND        24     635,000   2/96    12/95   100%
414,507

Calgory     Bismark,
Apts. III     ND        24     635,000   2/96    12/95   100%
414,507

Cameron     Cameron,
Apts.         LA        40     851,948   8/96    10/96   100%
475,965

Country     Fargo,
Edge Apts.    ND        48   1,100,000   7/97    12/97   100%
1,108,905

Devonshire  London,
II Apts.      OH        28     783,986   1/97    12/96   100%
182,070

Devonshire  W. Jefferson,
West Apts.    OH        19     543,370   1/97     1/97   100%
126,983

East Park   Dilworth,
II Apts.      MN        24     580,000   8/96     8/96   100%
525,631

Edgewood    Milledgeville,
Park Apts.    GA        61   1,500,000   5/96     1/97   100%
1,372,023



                                   17
       Boston Capital Tax Credit Fund IV L.P. - Series 26

                       PROPERTY PROFILE AS OF MARCH 31, 1999
Continued
---------
                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of      Acq.   Const   Occupancy
thru
Name       Location   Units 12/31/98    Date    Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
----------
Edgewood
Estates    Edgewood,
Apts.        TX        22   $  621,607   6/97    11/96      100%
$  173,436

Escher     Trenton,
Street SRO   NJ       104    2,089,791   4/97     5/98      100%
2,718,584

Grandview   Fargo,
Apartments    ND       36    1,180,879   8/96     8/96      100%
1,069,522

Grayson     Independence,
Manor         VA       32    1,076,616   3/98    11/98       56%*
524,925

Hanover     Ashland,
Apts.         VA       40    1,285,628  11/97    4/98       100%
256,109

Hanover
Towers      Meriden,
Apts.         CT      100    5,067,320   2/97   11/97       100%
1,053,000

Hazeltine   Los Angeles,
Apts.         CA       35    1,440,000   6/96    1/97       100%
951,693

Holly
Heights    Bowling Green,
Apts.        KY        30    1,357,699   5/97    8/97       100%
362,738

Lake        Fargo,
Apts. IV      ND       24      647,000   2/96   12/95       100%
414,507

Lake        Fargo,
Apts. V       ND       24      620,000   2/96   12/95       100%
414,507

Lauderdale
County      Meriden,
Properties    MS       48    1,180,629  12/98    U/C        N/A
214,742

Liberty
Village     Liberty,
Apts.         NY       32    1,742,609   1/97    5/97       100%
437,448

Little      Little Valley,
Valley Est.   NY       24    1,153,534   1/97    4/97       100%
274,257

Maxton      Maxton,
Green Apts.   NC       32      973,210   9/96   12/96       100%
263,281

Madison     Miami Beach,
Apartments    FL       17    1,058,388   3/96    6/97       100%
801,664
                                  18

             Boston Capital Tax Credit Fund IV L.P. - Series 26

                       PROPERTY PROFILE AS OF MARCH 31, 1999
Continued
---------
                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of      Acq.   Const   Occupancy
thru
Name       Location   Units 12/31/98    Date    Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
----------
Mason        Mason,
Manor Apts.    TN      24 $  932,851    2/96    1/96      100%
$  229,775

Mosby       Littleton,
Forest Apts.  NC       24    762,585   10/96   10/96      100%
496,753

New Hope
Bailey      De Ridder,
Apts.         LA       40    809,746    8/96    9/96      100%
455,212

Nordhoff    North Hills,
Apts.         CA       38  1,988,824    9/96    7/97      100%
1,756,175

Park Ridge  Jackson,
Apartments    TN      136  5,000,000   11/98    U/C        N/A
154,824

Powell
Valley     Jonesville,
Village      VA        34    672,970    3/98   12/98      100%
853,949

Southwind    Jennings,
Apts. A LDHA   LA      36    787,672    8/96   12/96      100%
428,742

T.R. Bobb   New Iberia,
Apts.         LA       30    747,998    8/96   12/96      100%
428,742

Timmons-
ville       Timmonsville,
Green Apts.   SC       32  1,074,368   10/96    2/97      100%
292,587

Tremont
Station     Tremont,
Apartments    PA       24  1,056,250    5/96   11/96      100%
338,098

Village
Estates    Victoria,
Apts.        VA        32  1,161,980    4/97   10/98       90%*
246,130

Village
Green      Gloucester,
Apts.        VA        32  1,154,575    4/97   11/97      100%
229,902

Warrensburg Warrensburg,
Heights       MO       28  1,120,624   12/96   11/96      100%
-0-

              Boston Capital Tax Credit Fund IV L.P. - Series 26

                       PROPERTY PROFILE AS OF MARCH 31, 1999
Continued
---------
                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98   Date     Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
----------
Westside    Salem,
Apts.         AR        29 $1,046,873   8/96    10/96     100%
$  212,016

The Willows Smithville,
Apts.         TX        32    818,924   5/96     5/96     100%
209,768


*  Property was in lease-up phase as of March 31, 1999.
U/C=Property was under construction as of March 31,1999.

              Boston Capital Tax Credit Fund IV L.P. - Series 27

                       PROPERTY PROFILE AS OF MARCH 31, 1999

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98   Date     Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
----------
AHAB Rental
Units      Springfield,
Phase II     MO         17  $  494,868   6/97    11/97      100%
$  578,458

Angelou
Court      New York,
Apts.        NY         23     926,657  10/97      U/C       N/A
1,515,042

Canisteo   Canisteo,
Manor            NY         24     892,863   4/98     4/98
91%*    564,068

The Casa   San Juan
Rosa         PR         97   1,031,000   9/97     4/98       54%*
887,936

Forest Glen
at Sulluy
Station
Phase II   Centreville,
Atps.        VA        119   6,770,597   8/96     6/97       61%*
1,339,550

Harrison
Heights    Harrisonville,
Apts.        MO         48   1,372,881   1/98    12/96      100%
245,516

Harbor
Towers     Meriden,
Apts.        CT        202  12,736,321   2/97    11/97      100%
2,880,000

Holly
Heights    Storm Lake,
Apts.        IA         32     497,613   4/97     8/98       81%*
614,058

Lake Apts. Fargo,
II           ND         24     615,000   1/97    12/95      100%
396,024

Magnolia
Place      Gautier,
Apts.        MS         40   1,073,134  11/97     1/98      100%
800,027

Pear
Village    Leitchfile,
Apts.        KY         16     618,097   8/96     2/97      100%
488,822

Randolph  Silver Spring,
Village      MD        130   4,687,928   9/96     8/97      100%
2,233,554

Summer
Hill Sr.   Wayne,
Apts.        NJ        164   9,541,853  11/96     4/98      100%
1,800,000

              Boston Capital Tax Credit Fund IV L.P. - Series 27

                       PROPERTY PROFILE AS OF MARCH 31, 1999
Continued
---------
                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98   Date     Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
----------
Sunday     Bowling Green,
Sun Apts.    KY         30 $  942,936  10/96    12/96       100%
$  714,938


*  Property was in lease-up phase as of March 31, 1999.
U/C=Property was under construction as of March 31,1999.

                Boston Capital Tax Credit Fund IV L.P. - Series
28

                       PROPERTY PROFILE AS OF MARCH 31, 1999

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98   Date     Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
-----------
1374
Boston        New York,
Road L.P.     NY        15 $  446,203   2/97     6/97     100%  $
495,811

Ashberry
Manor        Bardstown,
Apts.         KY        24    645,895   2/97     3/97     100%
561,330

Bienville    Ringold,
III Apts.     LA        32    964,205   2/97     2/97     100%
349,186

Blanchard    Blanchard,
Apts.         LA        32    916,014   7/97     7/97     100%
266,129

Chandler
Village      Chandler,
Apts          OK        32    912,673   4/97     7/97     100%
250,639

Cottonwood   Cottonwood,
Apts.         LA        24    739,211   7/97     7/97     100%
213,740

Cottonwood   Holly Grove,
Apts.         AR        24    489,729   2/97     4/97     100%
254,856

Evangeline   Lake Arthur,
Apts.         LA        32    976,124  11/97     1/98     100%
311,341

Fairway      Marlette,
Apts. II      MI        48  1,076,426 12/96      3/97     100%
255,353

Falcon       Rosenburg,
Pointe Apts.  TX       102    540,000   4/98      U/C      N/A
1,477,559

Jackson
Place        Jackson,
Apts.         LA        40    983,934   7/97    10/97     100%
983,615

Mapelwood    Winnfield
Apts.         LA        40    917,025   3/98     8/98     100%
881,056

Milton
Village      Milton,
Apts.         NY        32  1,167,648   2/97     6/97     100%
1,192,184

Neighborhood
Restorations West Philadelphia,
VII           PA        72  2,542,075   2/98     2/98     100%
3,809,335

                Boston Capital Tax Credit Fund IV L.P. - Series
28

                       PROPERTY PROFILE AS OF MARCH 31, 1999
Continued
---------
                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98   Date     Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
-----------
Park
Plaza       West Memphis,
I & II        AR       128  $3,059,678  12/97   11/96     100%
$   553,954

Park
Village     Athens,
Apts.         TN        80     827,090  10/98     U/C     N/A
1,595,517

Pin Oak     Bowie,
Village       MD       110   8,699,907  11/97    1/96     100%
3,593,219

Southern
Villa       Russellville
Apts.         KY        32   1,344,937  11/97    4/98     100%
294,384

Randolph    Silver Spring,
Village       MD       130   5,962,928  12/97    8/97     100%
906,823

Sand Lane
Manor       Henderson,
Apts.         KY        24     694,312   8/97    4/98     100%
545,203

Senior
Suites of   Chicago,
Chicago       IL        84   4,141,826  12/97   12/98      45%*
2,887,301

Sumner      Hartford,
House         CT        79   1,110,358   1/98    7/98     100%
1,784,869

Terraceview
Townhomes   Litchfield
Apts.         MN        22     802,031   7/97   10/97     100%
726,402

Tilghman    Dunn,
Square        NC        20     822,387  11/97   10/97     100%
307,605

Wellston
Village     Wellston,
Apts.         OK        14     376,687   4/97    8/97     100%
102,258

Yale
Village     Yale,
Apts.         OK         8     109,446   2/98    7/98     100%
42,873

*  Property was in lease-up phase as of March 31, 1999.
U/C=Property was under construction as of March 31,1999.

                Boston Capital Tax Credit Fund IV L.P. - Series
29

                       PROPERTY PROFILE AS OF MARCH 31, 1999

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98   Date     Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
----------
The
Arbor      Jackson,
Park Apts.   MS       160 $5,700,000   12/96   6/98      100%
$2,809,826

The        Richmond,
Arbors        VA       85  2,966,000    7/97  11/98       34%*
1,869,683

Barrington
Cove       Barrington,
Apts.         RI       60  2,100,951    4/97   5/97      100%
3,449,887

Bent
Tree       Jacksboro,
Apts.         TX       24    615,208   12/97   1/98      100%
94,604

Colonial   Poplarville,
Apts.         MS       16    396,563   10/97   7/97      100%
83,458

Dogwood    Appomattox,
Apts.         VA       48  1,379,697   10/98    U/C      N/A
382,291

Emerald
Trace      Ruston,
Apts.         LA       48    768,105    8/98    U/C      N/A
735,792

Edgewood   Baker,
Apts.         LA       72  1,830,328    3/97   9/98      100%
1,764,112

Glenbrook  Saint Jo,
Apts.        TX        24    522,374   12/97   3/97      100%
142,954

Harbor     Benton
Pointe     Harbor,
Apts.        MI        84        -0-    1/99    U/C      N/A
1,040,739

The
Lincoln    San Diego,
Hotel        CA        41    808,545    2/97   7/97      100%
676,576

Lombard
Heights    Springfield,
Apts.        MO        24    800,000   10/98   7/98      100%
233,973

Lutkin
Bayou      Drew,
Apts.        MS        36    831,804   11/97   6/97      100%
186,515

       Boston Capital Tax Credit Fund IV L.P. - Series 29

                       PROPERTY PROFILE AS OF MARCH 31, 1999
Continued
---------
                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98   Date     Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
----------
Nacogdoches
Plaza      Nacodgoches,
Apts.        TX        70 $1,553,475    4/97   3/98      100%
$2,793,695

Newcastle  Collins,
Apts.        MS        36    692,637    9/97   6/98      100%
176,599

Park
Crest      Sherwood,
Apts.        AZ       216  9,200,000    2/98    U/C       23%*
2,559,616

Palmetto
Place      Benton,
Apts.        LA        40    209,518   10/98    U/C       N/A
865,408

Pecan
Hill       Bryson,
Apts.        TX        16    392,037    8/97   1/98      100%
64,331

Regency    Poplarville,
Apts.        MS        16    460,655   10/97   7/97      100%
102,419

Rhome      Rhome,
Apts.        TX        24    526,587   12/97   2/97      100%
157,340

Westfield  Welsh,
Apts.        LA        40    890,878   11/97   8/98      100%
874,491

Willow
Point      Jackson,
Apts. III    MS       120  4,300,000   12/96   2/98      100%
2,035,596



*  Property was in lease-up phase as of March 31, 1999.
U/C=Property was under construction as of March 31,1999.














                                      26
       Boston Capital Tax Credit Fund IV L.P. - Series 30
                       PROPERTY PROFILE AS OF MARCH 31, 1999

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98   Date     Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
-----------
Byam
Village     Waterbury,
Apts.         CT        46 $1,564,585   2/97     2/98     100%
$  420,000

Country
Estates     Farmville,
Apts.         VA        24    538,782   3/98     U/C       N/A
-0-

Emerald
Trace II    Ruston,     24    357,933   7/98   12/98      100%
579,893
Apts.         LA

Farewell
Mills       Lisbon,
Apts.         ME        27    759,878   8/97    3/98      100%
662,864

Hillside
Terrace     Poughkeepsie
Apts.         NY        64        -0-   1/99     U/C       N/A
-0-

Lakewood    Clarksville,
Apts.         VA        52  1,007,722   3/98     U/C       N/A
-0-

Lone
Oak         Graham,
Apts.         TX        64  1,556,465   8/97    9/98      100%
240,444

Mesa
Grande      Carlsbad,
Apts.         NM        72  1,608,384   2/98   12/98       36%*
1,658,125

Millwood
Park        Douglasville,
Apts.         GA       172  8,360,000  12/98     U/C       N/A
631,257

New
Garden      Radford,
Gardens       VA        48  1,480,549  10/98     U/C       N/A
382,393

Nocona
Terrace     Nocona,
Apts.         TX        36    858,872   8/97   12/98      100%
152,858

Park Trace  Jackson,
Apts.         TN        84  1,322,015  11/97    3/99       67%*
2,682,643

Pine
Forest      Dahlgren,
Apts.         VA        40  1,349,893   3/98    2/99       42%*
-0-

Riverbend   Swanzey,
Apts.         NH        24    622,092   7/97    2/98      100%
1,313,371
                                        27
       Boston Capital Tax Credit Fund IV L.P. - Series 30

                       PROPERTY PROFILE AS OF MARCH 31, 1999
Continued
---------
                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98   Date     Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
-----------
Royal
Crest       Bowie,
Apts.         TX        48 $1,157,279   8/97   10/98      100%
$  202,014

Sunrise Homes
Apts/
Broadway
Place       Hobbs,
Apts.         NM        44    801,564   2/98   12/98       54%*
1,397,994

Western
Trails      Council Bluffs,
Apts.         IA        30    292,215   7/98     U/C       N/A
397,686

Whistle
Stop        Gentry,
Apts.         AR        27    702,587   9/97    5/98      100%
580,687





*  Property was in lease-up phase as of March 31, 1999.
U/C=Property was under construction as of March 31,1999.























                               28
       Boston Capital Tax Credit Fund IV L.P. - Series 31

                       PROPERTY PROFILE AS OF MARCH 31, 1999

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98   Date     Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
-----------
Bent
Tree       San Angelou,
Apts.        TX       112  $   494,256  12/97    U/C      N/A
$2,667,992

Brittney
Square     Bowling Green,
Apts.        KY        20      796,621   7/98   7/98     100%
617,319

Canton
Manor      Canton,
Apts.        MS        32      818,567  11/97   7/98     100%
176,349

Canton
Village    Canton,
Apts.        MS        42    1,138,943  11/97   7/98     100%
236,312

Double
Springs
Manor II   Bowling Green,
Apts.        KY        25      367,455   9/98   3/99      44%*
689,802

Eagles
Ridge      Decatur,
Terrace      TX        89    1,869,433  12/97   5/98     100%
291,598

Elmwood    Ellisville,
Apts.        MS        32      676,873  12/97   6/98     100%
170,436

Giles      Amelia,
Apts.        VA        16      489,254   3/98   2/99      25%*
-0-

Henderson
Terrace    Bridgeport,
Apts.        TX        24      184,581  11/97   9/98     100%
77,506

Hurricane  Hurricane,
Hills        UT        28      800,000   9/97   8/98     100%
1,800,271

Level
Creek      Sugar Hill,
Apts.        GA       218   12,790,000   5/98    U/C      59%*
1,508,362

Madison
Height     Canton
Apts.        MS        80    2,261,400  11/97   7/98     100%
511,300

Lakeview   City of Little Elm,
Court        TX        24      225,091  11/97   1/99     100%
53,444

Mesquite   Jacksboro,
Trails       TX        35      145,957  11/97  11/98     100%
124,803
                               29
       Boston Capital Tax Credit Fund IV L.P. - Series 31

                       PROPERTY PROFILE AS OF MARCH 31, 1999
Continued
---------
                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98   Date     Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
-----------
Munjoy
South
Townhouse  Portland,
Apts.        ME       140 $ 3,877,898   9/97  10/98       95%*
$  706,503

Nottoway   Blackstone,
Manor        VA        28     580,879   3/98    U/C       N/A
-0-

Parktowne  Cleveland
Apts.        TN        84   1,800,000  11/97   6/98      100%
3,363,097

Park
Ridge      McKee,
Apts.        KY        22     896,719   10/97   5/98     100%
338,464

Pilot      Pilot Point,
Point Apts.  VA        40     327,757   11/97   2/99      90%*
95,774

Riverbend  Bedford,
Apts.        ME        28     797,590   10/97   7/98     100%
1,478,500

Roth   Mechanicsburg,
Village      PA        61   2,343,375   10/97   9/98     100%
2,420,993

Royal
Estates    Canton,
Apts.        MS        32     842,584   11/97   7/98     100%
183,641

Silver
Creek      Flat Rock
Apts.        MI       112   1,823,139    3/98    U/C      15%*
3,762,218

Springs
Manor      Rawls Spring,
Apts.        MS        32     834,213   12/97   6/98     100%
230,087

Summerdale
Commons    Atlanta,
Phase II     GA       108   5,068,501   12/98   4/99     100%
-0-

Windsor
Park       Jackson,
Apts.        MS       279   7,800,000   11/97   3/99      92%*
2,179,024


*  Property was in lease-up phase as of March 31, 1999.
U/C=Property was under construction as of March 31,1999.



                               30
       Boston Capital Tax Credit Fund IV L.P. - Series 32

                       PROPERTY PROFILE AS OF MARCH 31, 1999

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98   Date     Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
-----------
200 East
Avenue      Rochester,
Apts.         NY        77 $       -0-   1/99      U/C     N/A
$      -0-

Carriage
Pointe      Old Bridge,
Apts.         NJ        18   8,093,201   1/98     1/97     100%
3,051,011

Chardonnay  Oklahoma City,
Apts.         OK        14      87,745   1/98     1/97     100%
385,826

Cogic
Village     Benton Harbor,
Apts.         MI       136   2,487,954   4/98      U/C      18%*
4,698,604

Courtside   Cottonwood,
Apts.         AZ        44   1,151,907   6/98     7/98     100%
1,083,672

Clear
Creek       North Manchester,
Apts.         IN        64         -0-   7/98      U/C     N/A
-0-

Columbia    Dallas,
Luxar         TX       125     138,369   8/98      U/C     N/A
3,157,685

Colony Park Pearl,
Apts.         MS       192   8,000,000   6/98      U/C     N/A
1,356,323

Gilette     Sayreville,
Manor         NJ       100          **   1/98     1992     100%
**

Park
Ridge       Jackson,
Apts.         TN       136   5,000,000  11/98      U/C     N/A
303,234

Park
Village     Athens,
Apts.         TN        80     827,090  10/98      U/C     N/A
1,530,209

Pearlwood   Pearl,
Apts.         MS        40   1,434,000   2/98     5/98     100%
710,676

Pecan       Natchitoches,
Manor Apts.   LA        40     780,278   7/98    10/98     100%
1,126,436

Pineridge   Franklinton,
Apts.         LA        40     426,207   7/98     1/99      82%*
1,126,436





        Boston Capital Tax Credit Fund IV L.P. - Series 32

                       PROPERTY PROFILE AS OF MARCH 31, 1999
Continued
---------
                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98   Date     Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
-----------
Sterling    Independence,
Creek Apts.   MO        48 $   42,975  5/98      U/C     N/A
$1,693,431

Woodhaven   S. Brunswick,
Apts.         NJ        80         **  1/98     1995     100%
**





*  Property was in lease-up phase as of March 31, 1999.
** 3 properties which make up one Operating Partnership named
FFLP Associates
   LP with 194 units. Entire mortgage balance and capital contributions paid reported with Carriage Pointe Apartments LP.

U/C=Property was under construction as of March 31,1999.

































       Boston Capital Tax Credit Fund IV L.P. - Series 33

                       PROPERTY PROFILE AS OF MARCH 31, 1999

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98   Date     Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
-----------
Bradford
Park        Southhaven,
Apts.         MS       208 $9,790,000  10/98      U/C      N/A
$      -0-

Bradford
Sqare       Jefferson City,
North Apts.   TN        50    234,374  10/98      U/C      N/A
1,031,156

Carriage
Pointe      Old Bridge,
Apts.         NJ        18  8,093,201   3/98     1/97     100%
3,051,011

Columbia    Dallas,
Luxar         TX       125    138,369   8/98      U/C     N/A
3,157,685

Foxridge    Durham,
Apts.         NC        92    205,517   3/98      U/C     N/A
2,805,748

Gilette     Sayreville,
Manor         NJ       100         **   1/98     1992     100%
**

Harbor      Benton Harbor,
Pointe Apts.  MI        84        -0-   1/99      U/C     N/A
375,232

Merchant    Dallas,
Court Apts.   GA       192        -0-  10/98      U/C     N/A
619,166

Stonewall
Retirement  Stonewall,
Village       LA        40    593,385   7/98      U/C      70%*
1,126,436

Woodhaven   S. Brunswick,
Apts.         NJ        80         **   1/98     1995     100%
**



*  Property was in lease-up phase as of March 31, 1999.
** 3 properties which make up one Operating Partnership named
FFLP Associates
   LP with 194 units. Entire mortgage balance and capital contributions paid reported with Carriage Pointe Apartments LP.

U/C=Property was under construction as of March 31,1999.






                Boston Capital Tax Credit Fund IV L.P. - Series
34

                       PROPERTY PROFILE AS OF MARCH 31, 1999

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98   Date     Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
-----------
Allsion     Mt. Washington,
Apts.         KY        24 $  922,563  11/98      U/C      N/A
$  595,009

Belmont
Affordable
Housing Two Philadelphia,
Apts.         PA        20        -0-   1/99      U/C      N/A
1,526,181

Boerne
Creekside   Boerne,
Apts.         TX        71     91,968  11/98      U/C      N/A
861,121

Bradford    Southaven,
Park Apts.    MS       208  9,790,000   3/99      U/C      N/A
-0-

Hillside
Club       Bear Creek Township,
Apts.         MI        56    827,112  10/98      U/C      N/A
-0-

Kerrville
Meadows     Kerrville,
Apts.         TX        72     98,275  11/98      U/C      N/A
1,589,319

Merchant
Court       Dallas,
Apts.         GA       192        -0-  10/98      U/C      N/A
1,178,317

Millwood
Park        Douglasville,
Apts.         GA       172  8,360,000  12/98      U/C      N/A
1,215,874

Romeo
Village     Montour Falls,
Apts.         NY        24     18,000  10/98      U/C      N/A
682,928









*  Property was in lease-up phase as of March 31, 1999.


U/C=Property was under construction as of March 31,1999.

                               34
       Boston Capital Tax Credit Fund IV L.P. - Series 35

                       PROPERTY PROFILE AS OF MARCH 31, 1999

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98   Date     Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
-----------
Ashton
Cove        Kingsland,
Apts.         GA        72 $      -0-  10/98      U/C     N/A
$      -0-

Country
Walk        Mulvane,
Apts.         KS        68        -0-  12/98      U/C     N/A
1,072,587

Garden
Gates       New Caney,
Apts. II      TX        32        -0-   3/99      U/C     N/A
-0-

Hillside
Terrace     Poughkeepsie,
Apts.         NY        64        -0-   1/99      U/C     N/A
-0-

Riverwalk
Apt. Homes, Sheboygan,
Phase II      WI        20        -0-  12/98      U/C     N/A
758,616




*  Property was in lease-up phase as of March 31, 1999.

U/C=Property was under construction as of March 31,1999.





















Item 3.   Legal Proceedings

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.




















































                               36


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

     (b)  Approximate number of security holders
          As of March 31, 1999, the Fund has 28,116 BAC holders for an aggregate of 49,998,759 BACs, at a subscription price of $10 per
          BAC, received and accepted.

          The BACs were issued in series.  Series 20 consists of
2,442
          investors holding 3,866,700 BACs, Series 21 consists of
1,203
          investors holding 1,892,700 BACs, Series 22 consists of
1,699
          investors holding 2,564,400 BACs, Series 23 consists of
2,160
          investors holding 3,336,727 BACs, Series 24 consists of
1,331
          investors holding 2,169,878 BACs, Series 25 consists of
1,803
          investors holding 3,026,109 BACs, Series 26 consists of
2,415
          investors holding 3,995,900 BACs, Series 27 consists of
1,390
          investors holding 2,460,700 BACs, Series 28 consists of
2,115
          investors holding 4,000,738 BACs, Series 29 consists of
2,311
          investors holding 3,991,800 BACs, Series 30 consists of
1,360
          investors holding 2,651,000 BACs, Series 31 consists of
2,118
          investors holding 4,417,857 BACs, Series 32 consists of
2,381
          investors holding 4,754,198 BACs, Series 33 consists of
1,276
          investors holding 2,636,533 BACs, Series 34 consists of
1,761
          investors holding 3,529,319 BACs, and Series 35
consists of 351
          investors holding 704,200 BACs at March 31, 1999.

     (c)  Dividend history and restriction
          The Fund has made no distributions of Net Cash Flow to its BAC
          Holders from its inception, October 5, 1993 through March 31,
          1999.

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

Operations       1999          1998          1997         1996
1995
----------       ----          ----         ----          ----
----
Interest
  Income     $  4,604,150 $  4,007,240 $  2,498,953  $ 1,027,956
$    344,043

Share of Loss
 of Operating
 Partnerships (16,178,884) (12,821,176) (10,783,903)  (5,472,852)
(884,379)
Operating
 Expenses      (5,902,620)  (4,654,485)  (3,283,551)  (1,839,647)
(800,135)
              -----------  -----------  -----------   ----------
----------
Net Income
 (Loss)      $(17,477,354)$(13,468,421)$(11,568,501) $(6,284,543)
$(1,340,471)
              ===========  ===========  ===========   ==========
==========
Net Income
 (Loss)
 per BAC     $       (.36)$       (.36)$       (.50) $      (.41)
$      (.36)
              ===========  ===========  ===========   ==========
==========

Balance Sheet    1999          1998          1997         1996
1995
-------------    ----          ----         ----          ----
----
Total Assets $456,501,585 $386,072,953 $259,200,587 $180,061,938
$102,047,029
              ===========  ===========  ===========  ===========
===========
Total
 Liabilities $ 79,434,074 $ 79,763,815 $ 36,568,416 $ 35,541,287
$ 25,581,723
              ===========  ===========  ===========  ===========
===========
Partners'
 Capital     $377,067,511 $306,309,138 $222,632,171 $144,520,651
$ 76,465,306
              ===========  ===========  ===========  ===========
===========
Other Data
----------
Tax Credits per BAC
for the Investors
Tax Year, the Twelve
Months Ended
December 31, 1998,
1997, 1996, 1995,
and 1994*    $        .71 $       .61  $        .52 $        .35
$       -0-
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

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity
---------
     The Fund's primary source of funds is the proceeds of its Public
Offering. Other sources of liquidity will include (i) interest earned on capital contributions held pending investment or on working capital reserves
(ii) cash distributions from operations of the Operating Partnerships in which the Fund has and will invest and (iii) a line of credit. All sources of liquidity are available to meet the obligations of the Fund. The Fund does not anticipate significant cash distributions in the long or short term from operations of the Operating Partnerships.

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

     The Fund invests in short-term tax-exempt municipal bonds to decrease the amount of taxable interest income that flows through to it's investors.
The Fund anticipates that the investments it purchases will be held to maturity, but periodically the Fund must sell investments to meet certain obligations. Many of the investments sold during the years ended March 31,
1998 and 1999 were yielding coupon rates higher than market rates. A premature sale of these investments may have resulted in realized losses, but when combined with the higher coupon yields the resulting actual yields were consistent with market rates. In selecting investments to purchase and sell the general partner and it's advisors stringently monitor the ratings of the investments and safety of principal.

Capital Resources
-----------------
     The Fund is offering BACs in a Public Offering originally declared effective by the Securities and Exchange Commission on December 16, 1993. The
Fund received and accepted subscriptions for $499,688,500 representing
49,998,759 BACs from investors admitted as BAC Holders in Series 20 through 35 of the Fund. As of March 31, 1999 the Fund is continuing to offer BACs in
Series 35.

     (Series 20). The Fund commenced offering BACs in Series 20 on January
21, 1994. The Fund received and accepted subscriptions for $38,667,000 representing 3,866,700 BACs from investors admitted as BAC Holders in Series 20. Offers and sales of BACs in Series 20 were completed and the last of the BACs in Series 20 were issued by the Fund on June 24, 1994.

     During the fiscal year ended March 31, 1999, the Fund used
$97,459 of
Series 20 net offering proceeds to pay installments of its
capital
contributions to 3 Operating Partnerships.  As of March 31, 1999
proceeds
from the offer and sale of BACs in Series 20 had been used to invest in 24
Operating Partnerships in an aggregate amount of $28,614,472 and the Fund had
completed payment of all installments of its capital
contributions to 23 of
the Operating Partnerships.  Series 20 has $388,026 in capital contributions
that remain to be paid to the other Operating Partnership.
                                       39

     (Series 21). The Fund commenced offering BACs in Series 21 on July 5,
1994. The Fund received and accepted subscriptions for $18,927,000 representing 1,892,700 BACs from investors admitted as BAC Holders in Series 21. Offers and sales of BACs in Series 21 were completed and the last of the BACs in Series 21 were issued by the Fund on September 30, 1994.

     During the fiscal year ended March 31, 1999, the Fund used
$30,147
of Series 21 net offering proceeds to pay installments of its capital contributions to 2 Operating Partnerships. As of March 31, 1999 proceeds from the offer and sale of BACs in Series 21 had been used to invest in 14 Operating Partnerships in an aggregate amount of $13,872,728 and the Fund had completed payment of all installments of its capital contributions to 11 of the Operating Partnerships. Series 21 has $709,193 in capital contributions that remain to be paid to the other 3 Operating Partnerships.

 (Series 22).  The Fund commenced offering BACs in Series 22 on
October
12, 1994. The Fund received and accepted subscriptions for $25,644,000 representing 2,564,400 BACs from investors admitted as BAC Holders in Series 22. Offers and sales of BACs in Series 22 were completed and the last of the BACs in Series 22 were issued by the Fund on December 28, 1994.

     During the fiscal year ended March 31, 1999, the Fund used
$238,491
of Series 22 net offering proceeds to pay installments of its capital contributions to 3 Operating Partnerships. As of March 31, 1999 proceeds from the offer and sale of BACs in Series 22 had been used to invest in 29 Operating Partnerships in an aggregate amount of $18,758,748 and the Fund had completed payment of all installments of its capital contributions to 23 of the Operating Partnerships. Series 22 has $550,641 in capital contributions that remain to be paid to the other 6 Operating Partnerships.

     (Series 23). The Fund commenced offering BACs in Series 23 on January
10, 1995. The Fund received and accepted subscriptions for $33,366,000 representing 3,336,727 BACs from investors admitted as BAC Holders in Series 23. Offers and Sales of BACs in Series 23 were completed and the last of the BACs in Series 23 were issued by the Fund on June 23, 1995.

     During the fiscal year ended March 31, 1999, the Fund used
$370,254
of Series 23 net offering proceeds to pay installments of its capital contributions to 3 Operating Partnerships. As of March 31, 1999 proceeds from the offer and sale of BACs in Series 23 had been used to invest in 22 Operating Partnerships in an aggregate amount of $24,352,278 and the Fund had completed payment of all installments of its capital contributions to 16 of the Operating Partnerships. Series 23 has $772,817 in capital contributions that remain to be paid to the other 6 Operating Partnerships.

     (Series 24). The Fund commenced offering BACs in Series 24 on June 9,
1995. The Fund received and accepted subscriptions for $21,697,000 representing 2,169,878 BACs from investors admitted as BAC Holders in Series 24. Offers and Sales of BACs in Series 24 were completed and the last of the BACs in Series 24 were issued by the Fund on September 22, 1995.

     During the fiscal year ended March 31, 1999, the Fund used
$306,593
of Series 24 net offering proceeds to pay initial and additional installments of its capital contributions to 9 Operating Partnerships. As of March 31, 1999 proceeds from the offer and sale of BACs in Series 24 had been used to invest in 24 Operating Partnerships in an aggregate amount of
$15,980,237 and the Fund had completed payment of all installments of its capital contributions to 16 of the Operating Partnerships.
Series 24 has
$1,285,736 in capital contributions that remain to be paid to the other 8
Operating Partnerships.

     (Series 25). The Fund commenced offering BACs in Series 25 on September
30, 1995. The Fund received and accepted subscriptions for $30,248,000 representing 3,026,109 BACs from investors admitted as BAC Holders in Series 25. Offers and Sales of BACs in Series 25 were completed and the last of the BACs in Series 25 were issued by the Fund on December 29, 1995.

     During the fiscal year ended March 31, 1999, the Fund used
$298,607
of Series 25 net offering proceeds to pay installments of its capital contributions to 9 Operating Partnerships. As of March 31, 1999 proceeds from the offer and sale of BACs in Series 25 had been used to invest in 22 Operating Partnerships in an aggregate amount of $22,449,722 and the Fund had completed payment of all installments of its capital contributions to 9 of the Operating Partnerships. Series 25 has $2,704,223 in capital contributions that remain to be paid to the other 13 Operating Partnerships.

     (Series 26). The Fund commenced offering BACs in Series 26 on January
18, 1996. The Fund received and accepted $39,959,000 representing 3,995,900 BACs from investors admitted as BAC Holders in Series 26. Offers and sales of BACs in Series 26 were completed and the last of the BACS in Series 26 were issued by the Fund on June 14, 1996.

     During the fiscal year ended March 31, 1999, the Fund used
$1,946,670
of Series 26 net offering proceeds to pay initial and additional installments of its capital contributions to 21 Operating Partnerships. As of March 31, 1999 proceeds from the offer and sale of BACs in Series 26 had been used to invest in 45 Operating Partnerships in an aggregate amount of $29,373,269 and the Fund had completed payment of all installments of its capital contributions to 20 of the Operating Partnerships.
Series 26 has
$5,548,536 in capital contributions that remain to be paid to the other 25
Operating Partnerships.

     (Series 27). The Fund commenced offering BACs in Series 27 on June 17,
1996. The Fund received and accepted $24,607,000 representing 2,460,700 BACs from investors admitted as BAC Holders in Series
27. Offers and sales of BACs in Series 27 were completed and the last of the BACS in Series 27 were issued by the Fund on September 27, 1996.

     During the fiscal year ended March 31, 1999, the Fund used
$1,198,896
of Series 27 net offering proceeds to pay initial and additional installments of its capital contributions to 10 Operating Partnerships. As of March 31, 1999 proceeds from the offer and sale of BACs in Series 27 had been used to invest in 14 Operating Partnerships in an aggregate amount of
$17,175,371 and the Fund had completed payment of all installments of its capital contributions to 5 of the Operating Partnerships. Series 27 has
$1,645,618 in capital contributions that remain to be paid to the other 9 Operating Partnerships.

     (Series 28). The Fund commenced offering BACs in Series 28 on September
30, 1996. The Fund received and accepted $39,999,000 representing 4,000,738 BACs from investors admitted as BAC Holders in Series 28. Offers and sales of BACs in Series 28 were completed and the last of the BACS in Series 28 were issued by the Fund on January 31, 1997.

     During the fiscal year ended March 31, 1999, the Fund used
$4,170,336
of Series 28 net offering proceeds to pay initial and additional installments of its capital contributions to 21 Operating Partnerships. As of March 31, 1999 proceeds from the offer and sale of BACs in Series 28 had been used to invest in 26 Operating Partnerships in an aggregate amount of $29,261,233 and the Fund had completed payment of all installments of its capital contributions to 9 of the Operating Partnerships. Series 28 has $4,440,923 in capital contributions that remain to be paid to the other 17 Operating
Partnerships.

     (Series 29). The Fund commenced offering BACs in Series 29 on February
10, 1997. The Fund received and accepted $39,918,000 representing 3,991,800 BACs from investors admitted as BAC
Holders in Series 29. Offer and sales of BACs in Series 29 were completed on June 20, 1997.

     During the fiscal year ended March 31, 1999, the Fund used
$7,473,413
of Series 29 net offering proceeds to pay initial and additional installments
of its capital contributions to 20 Operating Partnerships.  As of
March 31,
1999 proceeds from the offer and sale of BACs in Series 29 had been used to
invest in 22 Operating Partnerships in an aggregate amount of
$29,130,617 and
the Fund had completed payment of all installments of its capital contributions to 4 of the Operating Partnerships. Series 29 has $5,800,186
in capital contributions that remain to be paid to the other 18
Operating
Partnerships.

(Series 30).  The Fund commenced offering BACs in Series 30 on
June 23,
 1997. The Fund received and accepted $26,490,750 representing 2,651,000 BACs from investors admitted as BAC Holders in Series
30. Offer and sales of BACs in Series 30 were completed on September 10, 1997.

     During the fiscal year ended March 31, 1999, the Fund used
$4,549,243
of Series 30 net offering proceeds to pay initial and additional installments of its capital contributions to 11 Operating Partnerships. As of March 31,
1999 proceeds from the offer and sale of BACs in Series 30 had been used to invest in 18 Operating Partnerships in an aggregate amount of $16,530,745 and the Fund had not completed payment of all installments of its capital contributions to any of the Operating Partnerships. Series 30 has $5,188,387
in capital contributions that remain to be paid to the 18
Operating
Partnerships.

     (Series 31). The Fund commenced offering BACs in Series 31 on September
11, 1997. The Fund had received and accepted $44,057,750 representing 4,417,857 BACs from investors admitted as BAC
Holders in Series 31. Offer and sales of BACs in Series 31 were completed on January 18, 1998.

     During the fiscal year ended March 31, 1999, the Fund used
$9,130,091
of Series 31 net offering proceeds to pay initial and additional installments
of its capital contributions to 14 Operating Partnerships.  As of
March 31,
1999 proceeds from the offer and sale of BACs in Series 31 had been used to invest in 26 Operating Partnerships in an aggregate amount of $32,268,563 and the Fund had completed payment of all installments of its capital contributions to 2 of the Operating Partnerships. Series 31 has $8,010,788
in capital contributions that remain to be paid to the other 24
Operating
Partnerships.




                                 42
     (Series 32). The Fund commenced offering BACs in Series 32 on January
19, 1998. As of March 31, 1999, the Fund had received and accepted
$47,431,000 representing 4,754,198 BACs from investors admitted as BAC Holders in Series 32. Offer and sales of BACs in Series 32 were completed on June 23, 1998.

     During the fiscal year ended March 31, 1999, the Fund used
$16,991,915
of Series 32 net offering proceeds to pay initial and additional installments of its capital contributions to 11 Operating Partnerships. As of March 31,
1999 proceeds from the offer and sale of BACs in Series 32 had been used to invest in 14 Operating Partnerships in an aggregate amount of $30,077,192 and the Fund had completed payment of all installments of its capital contributions to one of the Operating Partnerships. Series 32 has $10,155,068
in capital contributions that remain to be paid to the other 13
Operating
Partnerships.

     During the fiscal year ended March 31, 1999, the Fund has also purchased assignments in Bradley Phase I of Massachusetts LLC, Bradley Phase II of Massachusetts LLC, Byam Village of Massachusetts LLC, Hanover Towers of Massachusetts LLC, Harbor Towers of Massachusetts LLC and Maple Hill of Massachusetts LLC. Under the terms of the Assignments of Membership Interests dated December 1, 1998 the series is entitled to certain profits, losses, tax credits, cash flow, proceeds from capital transactions and capital account as defined in the individual Operating Agreements. The Fund utilized $1,092,847 of Series 32 net offering proceeds to invest in Operating Partnerships for this investment. These investments are reported in the Investment in Operating Limited Partnerships line item on the balance sheet.

     (Series 33). The Fund commenced offering BACs in Series 33 on June 22,
1998. The Fund received and accepted $26,362,000 representing 2,636,533 BACs from investors admitted as BAC Holders in Series
33. Offer and sales of BACs in Series 33 were completed on September 21, 1998.

     During the fiscal year ended March 31, 1999, the Fund used
$12,028,598
of Series 33 net offering proceeds to pay initial and additional installments of its capital contributions to 7 Operating Partnerships. As of March 31,
1999 proceeds from the offer and sale of BACs in Series 33 had been used to invest in 8 Operating Partnerships in an aggregate amount of $17,673,585 and the Fund had not completed payment of all installments of its capital contributions to any of the Operating Partnerships. Series 33 has $5,507,151
in capital contributions that remain to be paid to the 8
Operating
Partnerships.

     (Series 34). The Fund commenced offering BACs in Series 34 on September
22, 1998. The Fund had received and accepted $35,273,000 representing 3,529,319 BACs from investors admitted as BAC
Holders in Series 34. Offer and sales of BACs in Series 34 were completed on February 11, 1999.

     During the fiscal year ended March 31, 1999, the Fund used
$7,648,749
of Series 34 net offering proceeds to pay initial and additional installments of its capital contributions to 7 Operating Partnerships. As of March 31,
1999 proceeds from the offer and sale of BACs in Series 34 had been used to invest in 9 Operating Partnerships in an aggregate amount of $19,681,149 and the Fund had not completed payment of all installments of its capital contributions to any of the Operating Partnerships. Series 34 has $12,032,400
in capital contributions that remain to be paid to the 9
Operating
Partnerships.


     (Series 35). The Fund commenced offering BACs in Series 35 on February
22, 1999. As of March 31, 1999, the Fund had received and accepted
$7,042,000 representing 704,200 BACs from investors admitted as BAC Holders in Series 35. As of March 31, 1999 the Fund was continuing to offer BACs in
Series 35. Offer and sales of BACs in Series 35 were completed on June 25, 1999. A total of $33,002,000 was received and accepted representing 3,300,463 BACs.

     During the fiscal year ended March 31, 1999, the Fund used
$1,072,587
of Series 35 net offering proceeds to pay initial and additional installments of its capital contributions to 2 Operating Partnerships. As of March 31,
1999 proceeds from the offer and sale of BACs in Series 35 had been used to invest in 5 Operating Partnerships in an aggregate amount of $10,632,978 and the Fund had not completed payment of all installments of its capital contributions to any of the Operating Partnerships. Although the amount invested in Operating Partnerships at March 31, 1999 was in excess of the amount collected from investors, proceeds from sales of BACs in Series 35 were received subsequent to March 31, 1999. Part of those proceeds will be used by Series 35 to pay the $8,801,775 in capital contributions that remained to be paid to the 5 Operating Partnerships at March 31, 1999.

Results of Operations
---------------------
     The Fund incurs a fund management fee to the General Partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the
Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating
Partnerships. The annual fund management fee incurred for the fiscal years ended March 31, 1999 and 1998 was $3,702,096 and $2,454,590, respectively.
The amount is anticipated to increase in subsequent fiscal years as additional
Operating Partnerships are acquired.

    The Fund's investment objectives do not include receipt of significant cash flow distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating
Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

    As funds are utilized by the individual series for payment of fund management fees, operating expenses and capital contributions to the Operating Partnerships, it is anticipated that the combination of the cash and cash equivalents and investments available for sale amounts for each series will decrease. It is expected that interest income reported by each series will begin to decrease after the first full year of operations, as a result. With one exception, interest income reported by Series 20 through Series 30 decreased in fiscal year 1999 as expected. The increase in total interest income reported by the Fund, from fiscal year 1998 to 1999, was primarily a result of interest reported from loans to two of the operating partnerships in Series 31.

    (Series 20).  As of March 31, 1999 and 1998, the average
Qualified
Occupancy for the series was 100%.  The series had a total of 24
Operating Partnerships at March 31, 1999, all of which were at 100% qualified occupancy.



     For the tax years ended December 31, 1998 and 1997, the series, in total, generated $2,626,847 and $2,743,341, respectively in passive income tax losses that were passed through to the investors and also provided $1.33 for both 1998 and 1997, in tax credits per BAC to the investors.

     As of March 31, 1999 and 1998 the Investments in Operating Partnerships for Series 20 was $20,817,668 and $23,307,328, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the years ended March 31, 1999 and 1998, the net loss of the series was $2,811,432 and $2,844,245, respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships and the fund management fee. In fiscal year 1999 there was also an increase in the fund management fee. It was the result of a reduction of reporting fee collections in fiscal year 1999 from fiscal year 1998. In fiscal year 1998, approximately $50,000 of fees due for prior years was collected. The amount collected in fiscal year 1999 more accurately reflects the anticipated collections for future years. It is anticipated that the net loss will for Series 20 will remain relatively consistent in future years since the series has finished acquiring Operating Partnerships and they are now fully operational.

     Breeze Cove Limited Partnership (Breeze Cove Apartments) experienced financial difficulties in 1997 due to vacancy issues and high expenses. The management company has steadily improved occupancies throughout 1997 and 1998, and occupancy stands at 96% as of March 31, 1999. The Operating General Partner has pushed the management company to reduce expenses as well. The Operating General Partner has submitted a debt restructure proposal to the Lender and a response is expected to be received next quarter.
A new Operating General Partner was admitted on March 1, 1999, and this Operating General Partner is responsible for negative cash flow over $3,800 per month.

     The Operating General Partner of East Douglas Apartments Limited Partnership (East Douglas Apartments) failed to meet its partnership obligations. As a result, the Operating General Partner and its related management agent were replaced in April 1998. The new management company is focusing on improving the property's physical occupancy and operations. During 1998, the property's mortgages went into default. The new Operating General Partner worked out a forbearance agreement with the lenders, and had completed a refinance of the loan as of December 31, 1998. As of March 1999, physical occupancy had increased to 94%, and the property's operations were exceeding budgeted projections.

     In August 1996 the Investment General Partner was notified that Virginia Avenue Affordable Limited Partnership (Kristine Apartments) was named as defendant in a land encroachment complaint. Initial efforts to settle the complaint were unsuccessful, but a judgment was issued by which the operating partnership would receive an appropriate quit claim deed and other title related documents confirming the partnership's interest in the disputed property. The appropriate title information has been received and is in the process of execution. The delivery of these documents will remove any uncertainty as to the partnership's possession of the land. Additionally, occupancy began to drop in the fourth quarter of 1998, with a year-end occupancy of 78%. At this time occupancy has improved, and the Investment General Partner is working with the Operating General Partner to select a new management agent.
                                   45

     (Series 21).  As of March 31, 1999 and 1998, the average
Qualified
Occupancy for the series was 93.9% and 93.6%, respectively. The series had a total of 14 properties at March 31, 1999. Out of the total, 9 were at 100%
qualified occupancy.

     For the tax years ended December 31, 1998 and 1997, the series, in total, generated $2,002,299 and $1,282,891, respectively, in passive income tax losses that were passed through to the investors and also provided $1.19 and $1.13, respectively, in tax credits per BAC to the investors.

    As of March 31, 1999 and 1998, the Investments in Operating Partnerships for Series 21 was $7,984,415 and $9,560,326, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the years ended March 31, 1999 and 1998, the net loss of the series was $1,653,386 and $2,098,068, respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships, and the fund management fee. It is anticipated that the net loss will become more stable in future years as the series has finished acquiring Operating Partnerships and most were in full operations as of December 31, 1998.

     Atlantic City Housing Urban Renewal Associates L.P. has reported a net loss net of depreciation, a non-cash item, for the year ended December 31, 1998 of approximately $260,000. The property's operations have been impacted by high costs for security and maintenance, while the Section 8 Rental Assistance Contract has seen small incremental increases over the past few years. The Operating General Partner has been funding expenses, though outstanding payables remain high. The Investment General Partner is monitoring the situation closely through quarterly inspections and is working with the Operating General Partner on curing the operational issues.

     (Series 22).  As of March 31, 1999 and 1998, the average
Qualified
Occupancy for the series was 100%. The series had total of 29 properties at March 31, 1999, all or which were at 100% qualified occupancy.

     For the tax years ended December 31, 1998 and 1997, the series, in total, generated $1,635,853 and $1,646,323, respectively, in passive income tax losses that were passed through to the investors and also provided $1.25 and $1.19, respectively, in tax credit per BAC to the investors.

     As of March 31, 1999 and 1998 the Investments in Operating Partnerships for Series 22 was $14,961,440 and $16,104,712, respectively. The decrease is primarily a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Investments in Operating Partnerships was also affected by the acquisition of one additional Operating Partnership.

     For the years ended March 31, 1999 and 1998, the net loss of the series was $1,658,012 and $1,654,264, respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships and the fund management fee. It is anticipated that the net loss will be relatively consistent in future years as the series has finished acquiring Operating Partnerships and most were fully operational as of December 31, 1998.

     (Series 23). As of March 31, 1999 and 1998, the average
Qualified
Occupancy for the series was 100%. The series had a total of 22 properties at March 31, 1999, all of which were at 100% qualified occupancy.

     For the tax years ended December 31, 1998 and 1997, the series, in total, generated $2,081,592 and $2,328,388, respectively, in passive income tax losses that were passed through to investors and also provided $1.31 and $1.29, respectively in tax credits per BAC to the investors.

     As of March 31, 1999 and 1998 the Investments in Operating Partnerships for Series 23 was $21,681,096 and $23,271,914, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the years ended March 31, 1999 and 1998 the net loss of the series was $1,860,174 and $1,927,661, respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships and the fund management fee. It is anticipated that the net loss will be relatively consistent in future years as the series has finished acquiring Operating Partnerships and all were fully operational as of December 31, 1998.

     (Series 24). As of March 31, 1999 and 1998, the average
Qualified
Occupancy for the series was 99.8% and 99.9%, respectively. The series had a total of 24 properties at March 31, 1999. Out of the total, 23 were at 100% qualified occupancy.

     For the tax years ended December 31, 1998 and 1997, the series, in total, generated $1,500,322 and $1,556,521, respectively, in passive income tax losses that were passed through to investors and also provided $1.27 and $1.12, respectively in tax credits per BAC to the investors.

     As of March 31, 1999 and 1998, the Investments in Operating Partnerships for Series 24 was $13,973,053 and $15,422,126, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the years ended March 31, 1999 and 1998 the net loss of the Series was $1,723,705 and $1,575,358, respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships and the fund management fee. It is anticipated that the net will loss begin to stabilize in future years as the series has completed investing in Operating Partnerships and all are fully operational.

     (Series 25). As of March 31, 1999 and 1998, the average
Qualified
Occupancy for the series was 99.6% and 98.7%, respectively. The series had a total of 22 properties at March 31, 1999. Out of the total, 20 were at 100%
qualified occupancy.

     For the tax year ended December 31, 1998 and 1997, the series, in total, generated $1,877,709 and $2,174,096, respectively in passive income tax losses that were passed through to investors and also provided $1.25 and $1.08 in tax credits per BAC to the investors.

     As of March 31, 1999 and 1998 the Investments in Operating Partnerships for Series 25 was $20,921,953 and $22,681,362, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the year ended March 31, 1999 and March 31, 1998 the net loss of the series was $1,926,105 and $1,793,365, respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships and the fund management fee. It is anticipated that the net loss will begin to stabilize in future years as the series has finished acquiring Operating Partnerships and most are fully leased-up.

    (Series 26). As of March 31, 1999 and 1998, the average
Qualified
Occupancy for the series was 98.8% and 95.5%, respectively. The series had a total of 45 properties at March 31, 1999. Out of the total, 40 were at 100% qualified occupancy and 2 were in initial lease-up. The series also had 3 properties that were under construction at March 31, 1999.

    For the tax years ended December 31, 1998 and 1997, the series, in total, generated $1,664,159 and $1,535,837, respectively, in passive income tax losses that were passed through to investors and also provided $1.00 and $.59 in tax credits per BAC to the investors.

    As of March 31, 1999 and 1998, the Investments in Operating Partnerships for Series 26 was $29,938,230 and $29,729,194, respectively. The change is a result of the Fund acquiring 3 additional interests in Operating
Partnerships, and costs capitalized to the investment account which were incurred by the Fund in acquiring the Operating Partnerships. Investments in
Operating Partnerships was also affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the years ended March 31, 1999 and 1998 the net loss of the series was $1,719,368 and $1,016,127, respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships, the fund management fee and interest income earned on Offering proceeds to be used for acquisitions and working capital reserves that have yet to be expended. It is anticipated that the net loss will continue to fluctuate in future years until the Operating Partnerships complete construction, lease-up and stabilize operations.

     (Series 27). As of March 31, 1999 and 1998 the average Qualified Occupancy for the series was 91.3% and 90.1%, respectively. The series had a total of 14 properties at March 31, 1999. Out of the total, 9 were at 100% qualified occupancy and 4 were in initial lease-up. The series also had 1 property that was still under construction as of March 31, 1999.

     For the tax years ended December 31, 1998 and 1997, the series, in total, generated $1,202,881 and $748,300, respectively, in passive income tax losses that were passed through to investors and also provided $.68 and $.20 in tax credits per BAC to the investors.

     As of March 31, 1999 and 1998, the Investments in Operating
Partnerships
for Series 27 was $16,996,406 and $18,158,317, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method.

By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Investments in Operating Partnerships was also affected by the Fund acquiring 1 additional interest in Operating Partnerships and costs capitalized to the investment account which were incurred by the Fund in acquiring the Operating Partnerships.

     For the year ended March 31, 1999 and 1998 the net loss of the series was $1,716,151 and $787,105, respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships, the fund management fee and interest income earned on Offering proceeds to be used for acquisitions. It is anticipated that the net loss will fluctuate in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships, and they become fully leased-up and stabilize operations.

     (Series 28). As of March 31, 1999 and 1998, the average Qualified Occupancy for the series was 97.7% and 94.9%, respectively. The series had a total of 26 properties at March 31, 1999. Out of the total, 23 were at 100% qualified occupancy and 1 was in initial lease-up . The series also had 2 properties that were still under construction at March 31, 1999.

     For the tax years ended December 31, 1998 and 1997, the series, in total, generated $1,193,820 and $483,903, respectively, in passive income tax losses that were passed through to investors and also provided $.49 and $.066 in tax credits per BAC to the investors.

     As of March 31, 1999 and 1998 the Investments in Operating Partnerships for Series 28 was $32,194,644 and $28,144,829, respectively. The increase is a result of the Fund acquiring 2 additional investments in Operating Partnerships, and costs capitalized to the investment account which were incurred by the Fund in acquiring the Operating Partnerships. Investments in Operating Partnerships was also affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Investments in Operating Partnerships was also affected by the removal of one Operating Partnership, and the removal of costs capitalized to the investment account which were incurred by the Fund in acquiring that Operating Partnerships.

     For the year ended March 31, 1999 and 1998 the net income
(loss) of the series was $(724,209) and $264,071, respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships, the fund management fee and interest income earned on Offering proceeds to be used for acquisitions and working capital reserves that have yet to be expended. It is anticipated that operations will continue to fluctuate in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships and they become fully leased-up and stabilize operations.

     (Series 29). As of March 31, 1999 and 1998, the average Qualified Occupancy for the series was 92.1% and 85.3%, respectively. The series had a total of 22 properties at March 31, 1999. Out of the total, 16 were at 100% qualified occupancy and 1 was in initial lease-up. The series also had 4 properties that were still under construction, and 1 property with multiple buildings some of which were under construction and some of which were in lease-up at March 31, 1999.

     For the tax years ended December 31, 1998 and 1997 the series, in total, generated $1,776,772 and $393,806, respectively in passive income tax losses that were passed through to investors. The series also provided tax credits to the investors of $.49 for 1998 and from $.154 to $.241 for 1997 depending on the investors' date of admission.

     As of March 31, 1999 and 1998, the Investments in Operating Partnerships for Series 29 was $31,006,270 and $24,760,987, respectively. The increase is a result of the Fund acquiring 5 additional interests in Operating Partnerships, and costs capitalized to the investment account which were incurred by the Fund in acquiring the Operating Partnerships. Investments in Operating Partnerships, was also affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the year ended March 31, 1999 and 1998, the net loss of the series was $1,414,244 and $276,745, respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships, the fund management fee, general and administrative expenses and interest income earned on Offering proceeds to be used for acquisitions and working capital reserves that have yet to be expended. It is anticipated that the net loss will fluctuate in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships, they become fully leased-up, and stabilize operations.

    (Series 30). As of March 31, 1999 and 1998 the average
Qualified Occupancy for the series was 83.2% and 66.0%, respectively. The series had a total of 18 properties at March
31, 1999. Out of the total, 8 were at 100% qualified occupancy and 4 were in initial lease-up. The series also had 6 properties that were still under construction at March 31, 1999.

     For the tax years ended December 31, 1998 and 1997, the series, in total, generated $562,671 and $42,545, respectively, in passive income tax losses that were passed through to investors. The series also provided tax credits to the investors of $.19 for 1998 and from $.011 to $.016 for 1997 depending I the investors' date of admission.

     As of March 31, 1999 and 19988, the Investments in Operating Partnerships for Series 30 was $18,385,611 and $14,400,077, respectively. The increase is a result of the Fund acquiring 5 additional interests in Operating Partnerships and costs capitalized to the investment account which were incurred by the Fund in acquiring the Operating Partnerships. Investments in Operating Partnerships was also affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the year ended March 31, 1999 and for the period ended March 31, 1998 the net income (loss) of the series was $(304,871) and $331,331, respectively. The major components of these amounts are the Fund's share of income (loss) from Operating Partnerships, general and administrative expenses and interest income earned on Offering proceeds to be used for acquisitions and working capital reserves that have yet to be expended. It is anticipated that the the net loss will decrease in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships, and they become fully leased-up and stabilize operations.

     (Series 31). As of March 31, 1998 and 1998, the average Qualified Occupancy for the series was 88.3% and 39.9%, respectively. The series had a total of 26 properties at March 31, 1999. Out of the total 17 were at 100 % qualified occupancy and 5 were in initial lease-up. The series also had 2 properties that were still under construction, and 2 properties with multiple buildings some of which were under construction and some of which were in lease-up at March 31, 1999.

     For the tax years ended December 31, 1998 and 1997, the series, in total, generated $699,651 and $140,296, respectively, in passive income tax losses to pass through to the investors and also provided $.28 and $.001 in tax credits per BAC to the investors.

     As of March 31, 1999 and 1998, Investments in Operating Partnerships for Series 31 was $35,524,458 and $29,042,410. The increase is a result of the Fund acquiring 4 additional interests in Operating Partnerships, and costs capitalized to the investment account which were incurred by the Fund in acquiring the Operating Partnerships. Investments in Operating Partnerships was also affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the year ended March 31, 1999 and for the period ended March 31, 1998 the net loss of the series was $462,813 and $69,689, respectively. The major components of these amounts are the Fund's share of income (loss) from Operating Partnerships, the fund management fee, general and administrative expenses and interest income earned on Offering proceeds to be used for acquisitions and working capital reserves that have yet to be expended. It is anticipated that the net loss will decrease in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships and they become fully leased-up and stabilize operations.

     (Series 32). As of March 31, 1999 and 1998, the average Qualified Occupancy for the series was 85.71 and 91.3%, respectively. The series had a total of 14 properties at March 31, 1999. Out of the total, 5 were at 100% qualified occupancy and 1 was in initial lease-up. The series also had 7 properties that were still under construction, and 1 property with multiple buildings some of which were under construction and some of which were in lease-up at March 31, 1999.

     For the tax year ended December 31, 1998, the series, in total, generated
$447,366 in passive income tax losses that were passed through to investors.
The series also provided tax credits to the investors, below is a summary of tax credit per BAC by month of admission.

              February         $.25
              March            $.23
              April            $.21
              May              $.19
              June             $.16

     The series had not admitted any investors as of December 31, 1997, therefore, it has no comparative information to report.

     As of March 31, 1999 and 1998, the Investments in Operating Partnerships for Series 32 was $35,492,664 and $8,571,676, respectively. The increase is a result of the Fund acquiring 6 assignments in Massachusetts LLC's, 11 additional interests in Operating Partnerships, and costs capitalized to the investment account which were incurred by the Fund in acquiring the Operating Partnerships. Investments in Operating Partnerships, is also affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the year ended March 31, 1999 and for the period ended March 31, 1998 the net income (loss) of the series was $269,836 and $(21,196), respectively. The major component of this amount is general and administrative expenses. It is anticipated that the net loss will fluctuate in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships, they become fully leased-up, and stabilize operations.

     (Series 33). As of March 31, 1999 the average Qualified Occupancy for the series was 85.0%. The series had a total of 8 properties at March 31, 1999, one of which was at 100% qualified occupancy.
The series also had 6 properties that were still under construction at March 31, 1999, and one property with multiple buildings some of which were under construction and some of which were in lease-up at March 31, 1999.

     For the tax year ended December 31, 1998, the series, in total, generated
$66,964 in passive income tax losses that were passed through to investors.
The series also provided tax credits to the investors, below is a summary of tax credit per BAC by month of admission.

              July            $.023
              August          $.020
              September       $.016

     As of March 31, 1999, the Investments in Operating Partnerships for Series 33 was $19,871,865. The amount is a result of the Fund acquiring
8 interests in Operating Partnerships and costs capitalized to the investment account which were incurred by the Fund in acquiring the Operating
Partnerships. Investments in Operating Partnerships was also affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each
Operating Partnership's results of operations and for any distributions received or accrued.

     For the period ended March 31, 1999 the net income of the Series was
$194,098. The major components of this amount are the Fund's share of income from Operating Partnerships, the fund management fee, general and administrative expenses and interest income earned on Offering proceeds to be used for acquisitions and working capital reserves that have yet to be expended. It is anticipated that the operations will fluctuate in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships, and they become fully leased-up and stabilize operations.

      Since Series 33 did not commence operations until after March 31, 1998, it does not have any comparative information to report.

     (Series 34). As of March 31, the series had a total of 9 properties all of which were still under construction.

     For the tax year ended December 31, 1998, the series, in total, generated
$190,488 in passive income that were passed through to investors, but did not generate any tax credit to pass though to the investors.

     As of March 31, 1999, the Investments in Operating Partnerships for Series 34 was $22,247,242. The amount is a result of the Fund acquiring
9 interests in Operating Partnerships and costs capitalized to the investment account which were incurred by the Fund in acquiring the Operating
Partnerships. Investments in Operating Partnerships was also affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each
Operating Partnership's results of operations and for any distributions received or accrued.

     For the period ended March 31, 1999 the net income of the Series was
$39,949. The major components of this amount are the general and administrative expenses and interest income earned on Offering proceeds to be used for acquisitions and working capital reserves that have yet to be expended. It is anticipated that the operations will fluctuate in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships, and they become fully leased-up and stabilize operations.

      Since Series 34 did not commence operations until after March 31, 1998, it does not have any comparative information to report.

     (Series 35). As of March 31, 1999 the series had a total of 5 properties all of which were still under construction.

     The series had not admitted any investors as of December 31, 1998, therefore, it had no passive income tax losses or tax credits to pass through to investors for the tax year ended December 31, 1998.

     As of March 31, 1999, the Investments in Operating Partnerships for Series 35 was $10,632,978. The amount is a result of the Fund acquiring
5 interests in Operating Partnerships. In the future, Investments in Operating Partnerships, will also be affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the period ended March 31, 1999 the net loss of the series was
$6,767. The major component of this amount is general and administrative expenses and the fund management fee. It is anticipated that the net loss will increase in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships, they become fully leased-up, and stabilize operations.

     Since the Series did not commence operations until after March 31, 1998, it does not have any comparative information to report.

Recent Accounting Statements Not Yet Adopted
--------------------------------------------
     On March 31, 1997, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 provides accounting and reporting standards for the amount of earnings per share. SFAS
No. 129 requires the disclosure in summary form within the financial statements of pertinent rights and privileges of the various securities outstanding. On March 31, 1998, the Fund adopted SFAS No. 130, "Reporting Comprehensive Income;" SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information;" and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components, SFAS NO. 131 establishes standards for how public business enterprises report information about operating segments and SFAS No. 132 revises employers' disclosures about pension and other portetirement benefit plans. The implementation of these standards has not materially affected the Fund's financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." In February 1999, the FASB issued SFAS No. 135, "Rescission of FASB Statement 75 and Technical Corrections." SFAS No. 133 is effective for all the fiscal quarters of years beginning after June 15, 1999; SFAS No. 134 is effective for the first fiscal quarter beginning after December 31, 1998; and SFAS No. 135 is effective for years ending after February 15, 1999. Early adoption is encouraged for SFAS No. 133, 134 and 135.

     The Fund does not have any derivative or hedging activities and does not have any mortgage-backed securities. FASB Statement 75, "Deferral of the Effective Date of Certain Accounting Requirements for Pension Plans of State and Local Governmental Units," does not apply to the fund. Consequently, these pronouncements are expected to have no effect on the Funds's financial statements.

Year 2000 Compliance
--------------------
     Boston Capital and its management have reviewed the potential computer problems that may arise from the century date change known as the "Year 2000"or "Y2K" problem. We are currently in the process of taking the necessary precautions to minimize any disruptions. The majority of Boston Capital's systems are "Y2K" compliant. For all remaining systems we have contacted the vendors to provide us with the necessary upgrades and replacements. Boston Capital is committed to ensuring that the "Y2K" issue will have no impact on our investors.

Item 7A.    Quantitative and Qualitative Disclosure About Market
Risk

     Not Applicable

Item 8.   Financial Statements and Supplementary Data

     The information required by this item is contained in Part
IV, Item 14
of this Annual Report on Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on
Accounting and
          Financial Disclosure

     None.

                                   PART III
                                   --------

Item 10.    Directors and Executive Officers of the Registrant

    (a), (b), (c), (d) and (e)

    The Partnership has no directors or executives officers of its own. The following biographical information is presented for the partners of the General Partners and affiliates of those partners (including Boston Capital Partners, Inc. ("Boston Capital")) with principal responsibility for the Partnership's affairs.

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

     John P. Manning, age 51, is co-founder, President and Chief Executive Officer of Boston Capital Corporation where he is responsible for strategic planning and business development. In addition to his responsibilities at Boston Capital, Mr. Manning is a proactive leader in the industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, to review and reform the Low Income Housing Tax Credit. He was the founding President of the Affordable Housing Tax Credit Coalition, is a member of the board of the National Leased Housing Association and sits on the Advisory Board of the publication Housing and Development Reporter. During the 1980s he served as a member of the
Massachusetts  Housing Policy Committee, as an appointee  of  the
Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee, on the critical role of the private sector in the success of the Low Income Housing Tax
Credit Program. In 1996, President Clinton appointed him to the President's Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton also appointed Mr. Manning to the President's Export Council, which is the premier committee comprised of major corporate CEOs to advise the President in matters
                                    55

of foreign trade. Mr. Manning is also a member of the Board of Directors of the John F. Kennedy Presidential Library in Boston. In the civic community, Mr. Manning is a leader, serving on the Board of Youthbuild Boston. Mr. Manning is a graduate of Boston College.

Richard J. DeAgazio, age 54, is Executive Vice President of Boston Capital Partners, Inc., and is President of Boston Capital Services, Inc., Boston Capital's NASD registered broker/dealer. Mr. DeAgazio formerly served on the national Board of Governors of the National Association of Securities Dealers (NASD), was the Vice Chairman of the NASD's District 11 Committee, and served as Chairman of the NASD's Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also served on the NASD State Liaison Committee and the Direct Participation Program Committee. He presently serves as a member of the National Adjudicatory Council on NASD. He is a founder and past President of the National Real Estate Investment Association, past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter) and the Real Estate Investment Association. Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He is a leader in the community and serves on the Business Leaders Council of the Boston Symphony, Board of Directors for Junior Achievement of Massachusetts, the Board of Advisors for the Ron Burton Training Village and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University.

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

    Anthony A. Nickas, age 38, is Chief Financial Officer of Boston Capital Partners, Inc., and serves as Chairman of the firm's Operating Committee. He has fifteen years of experience in the accounting and finance field and has supervised the financial aspects of Boston Capital's project development and property management affiliates. Prior to joining Boston Capital in 1987, he was Assistant Director of Accounting and Financial Reporting for the Yankee Companies, Inc., and was an Audit Supervisor for Wolf & Company of Massachusetts, P.C., a regional certified public accounting firm based in Boston. He graduated with honors from Norwich University.

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

     None.

Item 11.  Executive Compensation
     (a), (b), (c), (d) and (e)

     The Fund has no officers or directors. However, under the terms of the
Amended and Restated Agreement and Certificate of Limited
Partnership of the
Fund, the Fund has paid or accrued obligations to the General Partner and its affiliates for the following fees during the 1998 fiscal year:

     1. An annual fund management fee based on .5 percent of the aggregate cost of all Apartment Complexes acquired by the Operating
Partnerships has
been accrued or paid to Boston Capital Asset Management Limited
Partnership.
The annual fund management fees charged to operations for the year ended March
31, 1999 was $3,702,096.

     2.  The Fund has reimbursed an affiliate of the General
Partner a total
of $243,615 for amounts charged to operations during the year ended March 31,
1999. The reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

     3.  The Fund has reimbursed affiliates of the General
Partner a total
of $396,541 for amounts charged to syndication during the year ended March
31, 1999. The reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

     4. The General Partner has the right to charge acquisition fees and expenses in connection with the purchase of Operating Partnership interests.
During the 1999 fiscal year, the Fund accrued or paid $8,818,410 of acquisition fees and expenses to the General Partner or its affiliates.

     5. Dealer Manager fees of $2,049,000 were accrued or paid to Boston
Capital Services, Inc. during the 1999 fiscal year in respect to the sale of units.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     (a)  Security ownership of certain beneficial owners.

          As of March 31, 1999, 49,998,759 BACs had been issued.
No person
          is known to own beneficially in excess of 5% of the outstanding
          BACs in any of the series.

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

          The Fund has no officers or directors. However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partner and its Affiliates during the organization and operation of the Fund. Additionally, the General
          Partner will receive distributions from the partnership if there is cash available for distribution or residual proceeds as defined in the Fund Agreement. The amounts and kinds of compensation and fees are described on page 43 of the Prospectus, as supplemented, under the caption "Compensation and Fees", which is incorporated herein by reference.  See Note B of Notes to Financial
Statements
          in Item 14 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partner and its affiliates for the period
          April 1, 1995 through March 31, 1999.

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

                                    PART IV
                                    -------
Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

     (a) 1 and 2.  Financial Statements and Financial Statement
                   Schedules

     Independent Auditors' Report

     Balance Sheets, March 31, 1999 and 1998

     Statements of Operations for the years or periods ended
     March 31, 1999, 1998 and 1997

     Statements of Changes in Partners' Capital for the years or periods ended March 31, 1999, 1998, and 1997

     Statements of Cash Flows for the years or periods ended
     March 31, 1999, 1998 and 1997

     Notes to Financial Statements, March 31, 1999, 1998, and
1997

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

    av.   Agreement of Limited Partnership of Grandview Limited
Partnership
          (incorporated by reference from registrants current report on form
          8-k as filed with the Securities and Exchange
Commission on April
          23, 1998.)

    aw.   Agreement of Limited Partnership of Angelou Associates,
L.P.
          (incorporated by reference from registrants current report on form
          8-k as filed with the Securities and Exchange
Commission on April
          23, 1998.)

    ax.   Agreement of Limited Partnership of Country Edge
Apartments I
          Limited Partnership(incorporated by reference from registrants current report on form 8-k as filed with the Securities and
          Exchange Commission on April 24, 1998.)

    ay.   Agreement of Limited Partnership of Sumner House
Limited Partnership
          (incorporated by reference from registrants current report on form
          8-k as filed with the Securities and Exchange
Commission on April
          27, 1998.)

    az.   Agreement of Limited Partnership of Magnolia Place
Apartments
          Partnerships (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange
          Commission on April 30, 1998.)

    ba.   Agreement of Limited Partnership of Edgewood Apartments
Partnership
          (incorporated by reference from registrants current report on form
          8-k as filed with the Securities and Exchange
Commission on April
          30, 1998.)

    bb.   Agreement of Limited Partnership of Harrisonville
Heights L.P.
          (incorporated by reference from registrants current report on form
          8-k as filed with the Securities and Exchange
Commission on April
          30, 1998.)

    bc.   Agreement of Limited Partnership of Neighborhood
Restorations
          Limited Partnership VII incorporated by reference from
registrants
          current report on form 8-k as filed with the Securities
and Exchange
          Commission on April 30, 1998.)
                                      64

    bd.   Agreement of Limited Partnership of Escher SRO Project,
L.P.
          (incorporated by reference from registrants current report on form
          8-k as filed with the Securities and Exchange
Commission on May
          1, 1998.)

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

                                   65


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

                                  66

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

                                67



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

          Report on Form 8-K dated August 8, 1997, concerning the
Partnership's investment in AHAB Project One, LP filed with the commission on August 8, 1997.

          Report on Form 8-K dated April 23, 1998, concerning the
Partnership's investment in Grandview Limited Partnership filed with the commission on April 23, 1998.

          Report on Form 8-K dated April 23, 1998, concerning the
Partnership's investment in Angelou Associates, L.P. filed with the commission on April 23, 1998.

          Report on Form 8-K dated April 24, 1998, concerning the
Partnership's investment in Country Edge Apartments I Limited
Partnership filed with the commission on April 24, 1998.

          Report on Form 8-K dated April 27, 1998, concerning the
Partnership's investment in Sumner House Limited Partnership filed with the commission on April 27, 1998.

          Report on Form 8-K dated April 30, 1998, concerning the
Partnership's investment in Magnolia Place Apartments Partnership filed with the commission on April 30, 1998.

          Report on Form 8-K dated April 30, 1998, concerning the
Partnership's investment in Edgewood Apartments Partnership filed with the commission on April 30, 1998.

          Report on Form 8-K dated April 30, 1998, concerning the
Partnership's investment in Harrisonville Heights L.P. filed with the commission on April 30, 1998.

          Report on Form 8-K dated April 30, 1998, concerning the
Partnership's investment in Neighborhood Restorations Limited
Partnership VII filed with the commission on April 30, 1998.

          Report on Form 8-K dated May 1, 1998, concerning the
Partnership's investment in Escher SRO Project LP filed with the commission on May 1, 1998.




                                    68

     (c)  Exhibits

          The list of exhibits required by Item 601 of Regulation
S-K is
          included in Item (a)(3).

     (d)  Financial Statement Schedules

          See Item (a) 1 and 2 above.

     (e)  Independent Auditors' Reports for Operating
Partnerships.

                    None













































                                    69


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

                              Boston Capital Tax Credit Fund IV
L.P.


                    By:            Boston Capital Associates IV
L.P.
                                   General Partner

                    By:            Boston Capital Associates



Date:  July 14, 1999                   By:  /s/ John P. Manning

--------------------------
                                            John P. Manning



                                       By:  /s/ Herbert F.
Collins

--------------------------
                                            Herbert F. Collins

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:

DATE:                         SIGNATURE:
TITLE:

                                                        General
Partner and
July 14, 1999            /s/ John P. Manning            Principal
Executive
                         --------------------           Officer,
Principal
                         John P. Manning                Financial
Officer and
                                                        Principal
Accounting
                                                        Officer
of Boston
                                                        Capital
Associates


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

                          FINANCIAL STATEMENTS AND INDEPENDENT
                        AUDITORS' REPORT
                   BOSTON CAPITAL TAX CREDIT FUND IV L.P. SERIES
                         20 THROUGH SERIES 35
                           MARCH 31, 1999 AND 1998
                  Boston Capital Tax Credit Fund IV L.P. -
                   Series 20 through Series 35

                        TABLE OF CONTENTS

                                                                     PAGE
INDEPENDENT AUDITORS' REPORT                                          F-3
FINANCIAL STATEMENTS

         BALANCE SHEETS                                               F-6

         STATEMENTS OF OPERATIONS                                     F-23

         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL                   F-40

         STATEMENTS OF CASH FLOWS                                     F-57

         NOTES TO FINANCIAL STATEMENTS                                F-91

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION               F-206

NOTES TO SCHEDULE III

Schedules not listed are omitted because of the absence of the conditions under which they are required or the information is included in the financial statements or the notes thereto.

                         Reznick Fedder & Silverman
Certified Public Accountants * A Professional Corporation

        4520 East-West Highway * Suite 300 * Bethesda, MD 20814-
                     3319 (301) 652-9100 * Fax (301) 652-1848

                        INDEPENDENT AUDITORS' REPORT
To the Partners of
Boston Capital Tax Credit Fund IV L.P.

         We have audited the accompanying balance sheets of Boston Capital Tax Credit Fund IV L.P. as of March 31, 1999 and 1998, and the related statements of operations, changes in partners' capital and cash flows for the years ended March 31, 1999, 1998 and 1997 and Boston Capital Tax Credit Fund
IV      L.P.  -  Series  20  through 35 as of March 31, 1999 and
Series 20
through 32 as of March 31, 1998 and the related statements of operations, partners' capital and cash flows for the years ended March 31, 1999, 1998 and 1997 for Series 20 through 26, for the period June 17, 1996 (date of inception) through March 31, 1997 for Series 27, for the period September 30,
1996 (date of inception) through March 31, 1997 for Series 28, for the period February 10, 1997 (date of inception) through March 31, 1997 for Series 29, for the period June 23, 1997 (date of inception) through March 31, 1998 for Series
30,    for  the  period  September 11, 1997 (date of inception)
through March 31, 1998 for Series 31, for the period January 19, 1998 (date of inception) through March 31, 1998 for Series 32, for the period June 22, 1998 (date of inception) through March 31, 1999 for Series 33, for the period September 22, 1998 (date of inception) through March 31, 1999 for Series 34, and for the period February 22, 1999 (date of inception) through March 31, 1999 for Series 35. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial
statements based on our audits.  We did  not      audit  the
financial statements of certain operating limited partnerships in which Boston Capital Tax Credit Fund IV L.P.
owns a  limited partnership  interest.        Investments  in
such  partnerships  comprise  the
following percentages: Total, 21% and 17% of the assets as of March 31, 1999 and 1998, respectively, and 28%, 22% and 12% of the partnership loss for the years ended March 31, 1999, 1998 and 1997, respectively; of the assets for Series 20 as of March 31, 1999 and 1998, 26% and 16%, respectively; of the partnership loss for Series 20 for the years ended March 31, 1999, 1998 and 1997, 25%, 11% and 9%, respectively; of the assets for Series 21 as of March 31, 1999 and 1998, 25% and 22%, respectively; of the partnership loss for Series 21 for the years ended March 31, 1999, 1998 and 1997, 15%, 10% and
11%, respectively; of the assets for Series 22 as of March 31, 1999 and 1998, 12% and 12%, respectively; of the partnership loss for Series 22 for the years ended March 31, 1999, 1998 and 1997, 8%, 8% and 6%, respectively; of the assets for Series 23 as of March 31, 1999 and 1998, 40% and 31%, respectively; of the partnership loss for Series 23 for the years ended March 31, 1999, 1998 and 1997, 38%, 28% and 16%, respectively; of the assets for Series 24 as of March 31, 1999 and 1998, 32% and 31%, respectively; of the partnership loss for Series 24 for the years ended March 31, 1999, 1998 and 1997, 35%, 31% and 27%, respectively; of the assets for Series 25 as of

March 31, 1999 and 1998, 39% and 34%, respectively; of the partnership loss for Series 25 for the years ended March 31, 1999, 1998 and 1997, 41%, 37% and 16%, respectively; of the assets for Series 26 as of March 31, 1999 and 1998, 33% and 19%, respectively; of the partnership loss for Series 26 for the years ended March 31, 1999, 1998 and 1997, 34%, 28%
and 13%, respectively; of the assets for Series 27 as of March 31, 1999 and 1998, 14% and 19%, respectively; of the partnership loss for Series 27 for the years ended March 31, 1999, 1998 and for the period June 17, 1996 (date of inception) through March 31, 1997, 9%, 10% and 0%, respectively; of the assets for Series 28 as of March 31, 1999 and 1998, 34% and 16%, respectively; of the partnership loss for Series 28 for the years ended March 31, 1999, 1998 and for the period September 30, 1996 (date of inception) through March 31, 1997, 45%, 12% and 0%, respectively; of the assets for Series 29 as of March 31, 1999 and 1998, 11% and 4%, respectively; of the partnership loss for Series 29 for the years ended March 31, 1999, 1998 and for the period February 10, 1997 (date of inception) through March 31, 1997, 16%, 31% and 0%, respectively; of the assets for Series 30 as of March 31, 1999 and 1998, 28% and 3%, respectively; of the partnership loss for Series 30 for the year ended March 31, 1999 and for the period June 23, 1997 (date of inception) through March 31, 1998, 21% and 10%, respectively; of the assets for Series 31 as of March 31, 1999 and 1998, 32% and 21%, respectively; of the partnership loss for Series 31 for the year ended March 31, 1999 and for the period September 11, 1997 (date of inception) through March 31, 1998, 22% and 9%, respectively; of the assets for Series 32 as of March 31, 1999 and 1998, 4% and 0%, respectively; of the partnership loss for Series 32 for the year ended March 31, 1999 and for the period January 19, 1998 (date of inception) through March 31, 1998, 7% and 0%, respectively; of the assets for Series 33 as of March 31,
1999, 13%; of the partnership loss for Series 33 for the period June 22, 1998 (date of inception) through March 31, 1999, 38%; of the assets for Series 34 as of March 31, 1999, 5%; of the partnership loss for Series 34 for the period September 22, 1998 (date of inception) through March 31, 1999, 1%; of the assets for Series 35 as of March 31, 1999, 0%; and of the partnership loss for Series 35 for the period February 22, 1999 (date of inception) through March 31, 1999, 0%. The financial statements of these partnerships were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to information relating to these partnerships, is based solely on the reports of the other auditors.
        We  conducted  our  audits  in  accordance  with
generally accepted auditing  standards.    Those standards
require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

         In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Capital Tax Credit Fund IV L.P. as of March 31, 1999 and 1998 and the results of its operations and its cash flows for the years ended March 31, 1999, 1998 and 1997 and Boston Capital Tax Credit Fund IV L.P. Series 20 through 35 as of March 31, 1999 and Series 20 through 32 as of March 31, 1998 and the results of their operations and their cash flows for the years ended March 31, 1999, 1998 and 1997 for Series 20 through 26, for the period June 17, 1996 (date of inception) through March 31, 1997 for Series 27, for the period September 30, 1996 (date of inception) through March 31, 1997 for Series 28, for the period February 10, 1997 (date of inception) through March 31, 1996 for Series 29, for the period June 23, 1997 (date of inception) through March 31, 1998 for Series 30, for the period September 11, 1997 (date of inception) through March 31, 1998 for Series 31, for the period January 19, 1998 (date of inception) through March 31, 1998 for Series 32, for the period June 22, 1998 (date of inception) through March 31, 1999 for Series 33, for the period September 22, 1998 (date of inception) through March 31, 1999 for Series 34, and for the period February 22, 1999 (date of inception) through March 31, 1999 for Series 35, in conformity with generally accepted accounting principles.
        We and other auditors have also audited the information included in the related financial statement schedules listed in Form 10-K, Item 14(a) of Boston Capital Tax Credit Fund IV
L.P. - Series 20 through Series 35 as of March  31,  1999.    In
our opinion, the schedules present fairly, in all material respects, the information required to be set forth therein, in conformity with generally accepted accounting principles. Bethesda, Maryland
July 9, 1999

EideBailly,LLP

Consultants - Certified Public Accountants

INDEPENDENT AUDITOR 'S REPORT

The Partners
Ashbury Apartments Limited Partnership
Sioux Falls, South Dakota

We have audited the accompanying balance sheets of Ashbury Apartments Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ashbury Apartments Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Sioux Falls, South Dakota
January 21, 1999

100 North Phillips - Suite 800 - PO Box 5126 - Sioux Falls,
South Dakota 57117-5126 - 605.339.1999 - Fax 605.339.1306
605.339.1970
Offices in Arizona, Iowa, Minnesota, Montana, North Dakota and
South Dakota - Equal Opportunity Employer

MEMBER

INTERNATIONAL

Thomas C. Cunningham, CPA PC
23 MOORE STREET
BRISTOL, VIRGINIA 24201
(540) 669-5531

INDEPENDENT AUDITOR'S REPORT

To the Partners
Bennetts Pointe Limited Partnership

I have audited the accompanying balance sheets of Bennetts Pointe Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners, equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program issued in December 1989. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bennetts Pointe Limited Partnership as of December 31, 1998 and 1997, and the results of it-operations, changes in partners' equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 15 to 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing standards, I have also issued a report dated February 18, 1999 on my consideration of Bennetts Pointe Limited Partnership's internal control and a report dated February 18, 1999 on its compliance with laws and regulations applicable to the financial statements.

THOMAS C. CUNNINGHAM, CPA P.C.
February 18, 1999

Virchow, Krause & Company, LLP
Certified Public Accountants & Consultants

INDEPENDENT AUDITORS' REPORT

To the Partners
Breeze Cove Limited Partnership
Madison, Wisconsin

We have audited the balance sheet of Breeze Cove Limited Partnership as of December 31, 1998, and the related statements of loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Breeze Cove Limited Partnership as of December 31, 1997 were audited by other auditors whose report dated January 14, 1998 indicated that they were unable to obtain written representations from the general partner of the partnership concerning certain matters relating to compliance and contingencies and except for the effects of such adjustments, the financial statements for 1997 were in conformity with generally accepted accounting principles.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Breeze Cove Limited Partnership as of December 31, 1998, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

VIRCHOW, KRAUSE & COMPANY, LLP
Madison, Wisconsin
January 22, 1999


Page 1

SALMIM, CELONA, WEHRLE & FLAHERTY, LLP
CERTIFITED PUBLIC ACCOUNTANTS

1170 CHILI AVENUE ROCHESTER,  NY 14694-3033
716 / 279-0120
FAX 716 / 279-0166

To The Partners
College Green Rental Associates
Rochester, New York

Independent Auditor's Report

We have audited the accompanying balance sheet of College Greene Rental Associates, L.P. (a Limited Partnership as of December 31, 1998 and the related statements of operations, changes in partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partners management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of College Greene Rental Associates, L.P. as of December 31, 1997, were audited by other auditors whose report dated February 9, 1998, expressed an unqualified opinion on those statements.

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

In our opinion, the 1998 financial statements referred to above present fairly, in all material respects, the financial position of College Greene Rental Associates, L.P. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Salmin, Celona, Wehrle & Flaherty, LLP

January 25, 1999
FRIDUSS, LUKEE, SCHIFF & CO., P.C.
CERTIFIED PUBUC ACCCUNTANTS

4747 WEST PETERSON AVENUE
CHICAGO, ILLINOIS 60646
(773) 777-4445
(773) 777-6657 FAX
MEMBERS
AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
ILLINOIS CPA SOCIETY

INDEPENDENT AUDITOR'S REPORT

To The Partners Of
EAST DOUGLAS APARTMENTS LIMITED PARTNERSHIP
(An Illinois Limited Partnership)

We have audited the accompanying balance sheets of EAST DOUGLAS APARTMENTS LIMITED PARTNERSHIP (An Illinois Limited Partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficit), and cash flows for the years' then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used in significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial posit ion of EAST DOUGLAS APARTMENTS LIMTED PARTNERSHIP as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information included in this report on Schedule I accompanying the financial statements is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

FRIDUSS, LUKEE, SCHIFF & Co., P.C.
Certified Public Accountants

Chicago, Illinois
PRICEWATERHOUSECOOPER5

PricewaterhouseCoopers LLP
1100 Bausch & Lomb Place
Rochester NY 14604-2705
Telephone (716) 232 4000

Page I

Report of Independent Accountants

January 25, 1999

To the Partners Evergreen Hills Associates, L.P.

In our opinion, the accompanying statements of financial position, and the related statements of operations and partners' capital, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of Evergreen Hills Associates, L.P. at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PAILET, MEUNIER and LeBLANC, LLP
Certified Public Accountants
Management Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
FLORAL ACRES APARTMENTS II

We have audited the accompanying balance sheets of FLORAL ACRES APARTMENTS 11, RHS PROJECT NO. 22-026-721172913 as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FLORAL ACRES APARTMENTS 11 as of December 31, 1998 and 1997 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information presented on pages 16 through 24, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 23, 1999 on our consideration of FLORAL ACRES APARTMENTS II's internal control and a report dated February 23, 1999 on its compliance with laws and regulations applicable to the financial statements.

Metairie, Louisiana
February 23, 1999

3421 N. Causeway Blvd., Suite 701 - Metairie, LA 70002 201 St.
Charles Ave., Suite 2559 - New Orleans, LA 70170 Telephone (504)
837-0770 - Fax (504) 837-7102 Telephone (504) 522-0504 - Fax
(504) 837-7102

AICPA SEC Practice Section 9 3AICPA Private companies Practice
Section

Martin A. Starr, CPA,

INDEPENDENT AUDITORS' REPORT

To the Partners Virginia Avenue Affordable Housing Limited
Partnership

I have audited the accompanying balance sheets of Virginia Avenue Affordable Housing Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virginia Avenue Affordable Housing Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles

My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Martin A. Starr
Certified Public Accountant
March 18, 1999

-3-

Certified Public Accountants
1
4260 Truxtun Avenue, Ste. 140, Bakersfield, CA 93369
805-635-3185 FAX 805-615-3190

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cynthiana Properties, Limited, HUD Project No. 083-44096, as of December 31, 1997 and 1996, and the results of its operations, changes in its partners' capital, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


Martin A. Starr
Certified Public Accountant
February 11, 1998

Dauby O'Connor & Zaleski
A Limited Liability Company
Certified Public Accountants

Independent Auditors' Report

To the Partners of
Better Homes for Havelock Limited Partnership
(A North Carolina Limited Partnership)

We have audited the accompanying balance sheet of Better Homes for Havelock Limited Partnership (a North Carolina Limited Partnership) as of December 31, 1998, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 1997 financial statements were audited by other auditors whose report dated February 11, 1998, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Better Homes for Havelock Limited Partnership as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 1999, on our consideration of the Partnership's internal controls and a report dated January
29, 1999, on its compliance with laws and regulations.

698 Pro Med Lane
Carmel, Indiana 46032
317-848-5700
Fax: 317-815-6140

Better Homes for Havelock Limited Partnership
Page Two

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


January 29, 1999
Dauby O'Connor & Zaleski, LLC
Carmel, Indiana
Certified Public Accountants
STIESSEN - SCHLEGEL & CO.
LIMITED LIABILITY COMPANY

CERTIFIED PUBIC ACCOUNTANTS

Independent Auditor's Report

To the Partners
Black River Run Limited Partnership

We have audited the accompanying balance sheets of Black River Run Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the Amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our: audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black River Run Limited Partnership, as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

CERTIFIED PUBLIC ACCOUNTANTS

January 19, 1999

2411 N. HILLCREST PARKWAY, P.O. BOX 810, EAU CLAIRE, WI
547~-0810 PHONE(715) 832-3425 FAX(715) 832-1665

Bernard Robinson
& Company L.L.P
Certified Public Accountants since 1947
MAILING ADDRESS
P.O. BOX 19608
GREENSBORO, NC 27419-9608
FAX 336-547-0840 TELEPHONE 336-294-4494

Independent Auditor's Report

To the Partners
Liveoak Village Limited Partnership
Charlotte, North Carolina

We have audited the accompanying balance sheets of Liveoak Village Limited Partnership (an Alabama limited partnership) as of December 31, 1998, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Liveoak Village Limited Partnership as of December 31, 1997, were audited by other auditors whose report dated February 6, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liveoak Village Limited Partnership of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 5, 1999, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


CERTIFIED PUBLIC ACCOUNTANTS

Greensboro, North Carolina
February 5, 1999    Page 1
RANKIN, RANKIN & COMPANY
Lookout Corporate Center
1717 Dixie Highway, Suite 600
Ft. Wright, Kentucky 41011
Tel. 606/331-5000

Certified Public Accountants


INDEPENDENT AUDITOR'S REPORT

To the Partners
Lookout Ridge Limited Partnership

We have audited the accompanying balance sheet of Lookout Ridge Limited Partnership as of December 31, 1998, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lookout Ridge Limited Partnership as of December 31, 1998, and the results of its operations, the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 9 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing, procedures applied in the audit of the basic financial statement and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

RANKIN, RANKIN & COMPANY

Ft. Wright, Kentucky
February 8, 1999

1
STIENESSEN - SCHLEGEL & CO.
LIMITED LIABILITY CO MPANY

CERTIFIED PUBLIC ACCOUNTANTS

Independent Auditor's Report

To the Partners
Pinedale II Limited Partnership

We have audited the accompanying balance sheets of Pinedale II Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pinedale II Limited Partnership, as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

CERTIFIED PUBLIC ACCOUNTANTS

January 26, 1999

2411 N. HILLCREST PARKWAY, P.O. BOX 810, EAU CLAIRE, WI
54702-0810 PHONE(715) 832-3425 FAX(715) 832-1665

STIENESSEN - SCHLEGEL & CO.
LIMITED LIABILITY COMPANY

CERTIFIED PUBLIC ACCOUNTANTS

Independent Auditor's Report

To the Partners
Pumphouse Crossing II Limited Partnership

We have audited the accompanying balance sheets of Pumphouse Crossing II Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pumphouse Crossing II Limited Partnership, as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

January 25, 1999

2411 N. HILLCREST PARKWAY, P.O. BOX 810, EAU CLAIRE, WI
54702-0810 PHONE (715) 832-3425 FAX(715) 832-1665
-I-

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

January 16, 1998
OSCAR N. HARMS & ASSOCIATES, P.A.
CERTIFIED PUBLIC ACCOUNTANTS

OSCAR N. HARRIS, C.P.A.
SHERRY S. JOHNSON, C.P.A.
KENNETH E- MILTON, C.P.A.
CONNIE P. STANCIL, C.P.A.

MEMBERS:
AMERICAN INSTITUTE OF
CERTIFIED PUBLIC ACCOUNTANTS

NORTH CAROLINA ASSOCIATION OF
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Partners of
Live Oak Village Limited Partnership
Charlotte, North Carolina

We have audited the balance sheets of Live Oak Village Limited Partnership (an Alabama Limited Partnership) as of December 31, 1997 and 1996, and the repeated statements of partners' capital, income, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Live Oak Village Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

STIENESSEN SCHLEGEL & CO.
LIMITED LIABILITY COMPANY

CERTIFIED PUBLIC ACCOUNTANTS

Independent Auditor's Report

To the Partners
Black River Run Limited Partnership

We have audited the accompanying balance sheets of Black River Run Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners, equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black River Run Limited Partnership, as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

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


2411 N. HILLCREST PARKWAY, P.O. BOX 810, EAU CLAIRE, WI
54702-0810 * PHONE (715) 832-3425 * FAX(715) 832-1665



Lawrence M. Jensen, CPA
John R Burcham, CPA
Jensen Burcham Stelmack Edwards LLP
Richard A. Stelmack, CPA
Debra S. Edwards, CPA, ABV, CSA
Carolyn H. Beck, CPA
Patricia Ridge, CPA
Kathryn G. Clemons, CPA
Claudia L. Grace, CPA
Amy M. Seger, CPA

717 West 5th Avenue, Longmont, Colorado 805O1 -5420
Telephone (303) 651-3626 * Metro (303) 443-4581
fax (303) 443-0107- E-mail firm@jbse.com


INDEPENDENT AUDITORS' REPORT

To the Partners
Kimbark 1200 Associates,
Limited Partnership
Longmont, Colorado

We have audited the accompanying balance sheets of Kimbark 1200 Associates, Limited Partnership (a Colorado limited partnership) (FHA Project No. 101-98011) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kimbark 1200 Associates, Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

To the Partners
Kimbark 1200 Associates,
Limited Partnership

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 16 and 17 is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Kimbark 1200 Associates, Limited Partnership. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

Certified Public Accountants
January 22, 1999

Audit Partner: Richard A. Stelmack, CPA
Colorado Permit Number 4479
IA's Federal I.D. Number: 84-1362772

Page 2
Tom Mechsner
Certified Public Accountant
2200 E. Sunshine, Suite 360
Springfield, Missouri 65804

(417) 882-4303

INDEPENDENT AUDITOR'S REPORT

To the Partners
Lost Tree Limited Partnership

I have audited the accompanying balance sheets of Lost Tree Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lost Tree Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

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


Tom Mechsner
Certified Public Accountant
January 29, 1999
Matthews, Hearson,
Cutrer & Lindsay, P.A.
CERTIFIED PUBLIC ACCOUNTANTS
Brett C. Matthews, CPA
J. Raleigh Cutrer, CPA
Charles R. IAndsay, CPA
J. Erik Hearon, CPA
Tammy L. Burney, CPA
Elizabeth Hulen Barr, CPA
Matthew E. Freeland, CPA

INDEPENDENT AUDITOR'S REPORT ON INTERNAL
CONTROL STRUCTURE

To the Partners
Philadelphia Housing II, Limited Partnership
Philadelphia, Mississippi

We have audited the financial statements of Philadelphia Housing
II, Limited Partnership as of and for the years ended December
31, 1998 and 1997, and have issued our report thereon dated
January 29, 1999.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.

In planning and performing our audits of the financial statements of Philadelphia Housing 11, Limited Partnership for the years ended December 31, 1998 and 1997, we considered its internal control structure in order to determine our auditing procedures for the purpose of expressing our opinion on the financial statements and not to provide assurance on the internal control structure.

The management of Philadelphia Housing II, Limited Partnership is responsible for establishing and maintaining an internal control structure. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of internal control structure policies and procedures. The objectives of an internal control structure are to provide management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with managements authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles.
Because of inherent limitations in any internal control structure, errors or irregularities may nevertheless occur and not be detected. Also, projection of any evaluation of the structure to future periods is subject to the risk that procedures may become inadequate because of changes in conditions or that the effectiveness of the design and operation of policies and procedures may deteriorate.

633 North State Street - Suite 607 -Jackson, Mississippi
39202-3306
Telephone (601) 355-9266 - Facsimile (601) 352-6826
For the purpose of this report, we have classified the significant internal control structure policies and procedures in the following categories:

Financing (notes, loans and capital contributions)
Revenue and receipts
Purchases and disbursements
Accuracy and completeness of external reporting to regulatory authorities and others

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

This report is intended for the information of the audit committee, management, and the Rural Housing Service (RHS), formerly the Farmers Home Administration, and should not be used for any other purpose.

Jackson, Mississippi
January 29, 1999

12
AHMADU H. SAMBO

CERTIFIED PUBLIC ACCOUNTANT

Independent Auditor's Report

To the Partners of
Roxbury Veterans Housing Limited Partnership

I have audited the accompanying balance sheet of Roxbury Veterans Housing Limited Partnership (a Massachusetts Limited Partnership) as of December 31, 1998, and the related statements of operations, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Roxbury Veterans Housing Limited Partnership as of December
31, 1998, and the results of its operations, changes in partners' equity, and cash flows for the year ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule of operating expenses is presented for purposes of additional analysis and is not required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

April 9, 1999

12 HOEG STREET, SUITE 200, RANDOLPH, MA 02368 - TEL (781)
961-5562 - FAX (781) 961-5563

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

Friduss, Lukee, Schiff & CO P.C.
CERTIFIED PUBLIC ACCOUNTANTS
Chicago, IL
May 26, 1998
Tom Mechsner
Certified Public Accountant
2200 E. Sunshine Suite 360
Springfie1d, Missouri 65804
(417) 882-4,103


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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sacramento Properties Limited, as of December 31, 1997, and the results of its operations, the changes in its partners' capital and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

Daniel G. Drane
Certified Public Accountant

February 11, 1998

MARGOLIN, WINER & EVENS LLP
CERTIFIED PUBLIC ACCOUNTANTS
400 GARDEN CITY PLAZA - GARDEN CITY. NEW YORK 11530-3317

TEL: (516) 747-2000
FAX: (516) 747-6707

Report of Independent Accountants

Partners
Colonna Redevelopment Company L.P.
Hempstead, New York

We have audited the accompanying balance sheets of Colonna Redevelopment Company L.P. (a New York Limited Partnership) (the "Partnership") as of December 31, 1998 and 1997 and the related statements of operations, cash flows and partners' equity for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colonna Redevelopment Company L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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



February 9, 1999

AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS, SEC PRACTICE
SECTION AND PRIVATE COMPANIES PRACTICE SECTION
CPA ASSOCIATES INTERNATIONAL, INC, WITH OFFICES IN PRINCIPAL
U.S. AND INTERNATIONAL CITIES
Tom Mechsner
Certified Public Accountant
2200 E. Sunshine, Suite 360
Springfield, Missouri 65804

(417) 882-4303

INDEPENDENT AUDITOR'S REPORT

To the Partners
Halls Ferry Apartments, L.P.

I have audited the accompanying balance sheets of Halls Ferry Apartments, L.P. as of December 31, 1998, and 1997 and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Halls Ferry Apartments, L.P. as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Tom Mechsner
Certified Public Accountant
January 29, 1999
YEO & YEO

Independent Auditors' Report

Partners
Ithaca I Limited Partnership
Ithaca, Michigan


We have audited the accompanying balance sheet of Ithaca I
Limited Partnership Rural     Development Project No.
26-029-383119117 as of December 31, 1998 and 1997, and the
related statements of income, partners' equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ithaca I Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in partner's equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 10, 1999 on our consideration of Ithaca I Limited Partnership's internal control over financial reporting and our tests of compliance with certain provisions of laws and regulations, contracts, and grants.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information presented on pages 11 through 17 is presented for purposes of complying with the requirements of the Rural Development and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


CERTIFIED PUBLIC ACCOUNTANTS
February 10, 1999
Yeo & Yeo PC.
Certified Public Accountants
912 Centennial Way
Suite 300
Lansing, MI 48917

Jensen Burcharn Stelmack Edwards LLP

Lawrence M. Jensen, CPA
John R Burcham, CPA
Richard A. Stelmack, CPA
Debra S. Edwards, CPA, ABV, CSA
Kathryn G. Clemons, CPA
Carolyn H. Beck, CPA
Claudia L. Grace, CPA
Amy M. Seger, CPA
Patricia Ridge, CPA

Certified Public Accountants and Consultants
717 West Sth Avenue, Longmont, Colorado 80501-5420
Telephone (303) 651-3626 - Metro (303) 443-4581
fax (303) 443-0107 -     E-mail firm@jbse.com

INDEPENDENT AUDITORS' REPORT

To the Partners
Kimbark 1200 Associates,
Limited Partnership
Longmont, Colorado

We have audited the accompanying balance sheets of Kimbark 1200 Associates, Limited Partnership (a Colorado limited partnership) (FHA Project No. 101-98011) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kimbark 1200 Associates, Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

Page I
To the Partners
Kimbark 1200 Associates,
Limited Partnership

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 16 and 17 is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Kimbark 1200 Associates, Limited Partnership. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

Certified Public Accountants
January 22, 1999

Audit Partner: Richard A. Stelmack, CPA
Colorado Permit Number 4479
IA's Federal I.D. Number: 84-1362772

Page 2

PAILET, MEUNIER and LeBLANC, LLP
Certified Public Accountants
Management Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
MATHIS APARTMENTS, LTD.

We have audited the accompanying balance sheets of MATHIS
APARTMENTS, LTD., RHS PROJECT NO. 51-005-721010606 as of December
31, 1998 and 1997 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MATHIS APARTMENTS, LTD. as of December 31, 1998 and 1997 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information presented on pages 16 through 24, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole,

3421 N. Causeway Blvd., Suite 701 - Metairie, LA 70002 201 St. Charles Ave., Suite 2559 e New Orleans, LA 70170
Telephone (504) 837-0770 - Fax (504) 837-7102     Telephone (504)
522-0504 - Fax (504) 837-7102
Member of international Group of Accounting Firms a Member Firms in Principal Cities AlCPA SEC Practice Section * AICPA Private companies Practice Section
In accordance with Government Auditing Standards, we have also issued a report dated February 24, 1999 on our consideration of MATHIS APARTMENTS, LTD.'s internal control and a report dated February 24, 1999 on its compliance with laws and regulations applicable to the financial statements.

Metairie, Louisiana
February 24, 1999
CONSIDINE & CONSIDINE


To The Partners
Sacramento SRO Limited Partnership
A California Limited Partnership
600 West Broadway, #1070
San Diego, CA 92101

Independent Auditor's Report

We have audited the accompanying balance sheets of Sacramento SRO Limited Partnership, as of December 31, 1998 and 1997 and the related statements of operations and partners, capital and statements of cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sacramento SRO Limited Partnership, as of December 31, 1998 and 1997, and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

CONSIDINE & CONSIDINE
An Accountancy Corporation

February 11, 1999

CERTIFIED PUBLIC ACCOUNTANTS - MEMBER OF AICPA

1501 FIFTH AVENUE. SUITE 400 - SAN DIEGO. CA 92101-3202
(619) 231-1977 - FAX: (619) 231-8244 - E-MAIL: CC@CCCPA.COM -
V;WW.CCCPA.COM
GORACKE & WILCOX, P.C.
Certified Public Accountants

5010 SOUTH 118TH STREET, SUITE 100, OMAHA, NEBRASKA 68137-2208

VIRGIL J. GORACKE, C.P.A.
DOUGLAS A. GORACKE. C.P.A.
MICHAEL E. WILCOX. C.P.A.
PAUL F. PIOTROWSKI. C.P.A.
CHRIS E. RITTERSUSH. C.P.A.

INDEPENDENT AUDITORS' REPORT

To the Partners
South Hills Apartments, L.P.

We have audited the accompanying balance sheets of South Hills
Apartments, L.P. as of December 31, 1998 and 1997, and the related statements of operations, partners, equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Hills Apartments, L.P. as of December 31, 1998 and 1997, and the results of its operations, changes in partners, equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Goracke & Wilcox, P.C.
January 21, 1999

1-3

RICHARD J. PAULUS, CPA
DAVID R. PAULUS, CPA, CVA

MICHAEL D. BARTZ, CPA
CHRISTINE K. SPENGLER, CPA

PAULUS & COMPANY
Certified Public Accountants

49 BUFFALO STREET
P.O. BOX 563
HAMBURG, NEWYORK 140:75
(716) 648-1330
FAX (716) 648-1484
E-MAIL: Paulus@Pcom.net

Independent Auditor's Report

To the partners:
Village Woods Estates, L.P.

We have audited the accompanying balance sheet of Village Woods Estates, L.P. as of December 31, 1998, and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Village Woods Estates, L.P. as of December 31, 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Paulus & Company

January 29, 1999

Page 1

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

Goracke & Wilcox, P.C.
January 26, 1998
YOUNG & PRICKITT, P C.
Certified Public Accountants

111 Franklin Road, Suite 302
Roanoke, Virginia 24011-2100
540/982-3852
540/343-9231 FAX

INDEPENDENT AUDITOR'S REPORT

To The Partners
Autumn Ridge Associates
Roanoke, Virginia:

We have audited the accompanying balance sheet of Autumn Ridge Associates (A Virginia Limited Partnership) as of December 31, 1998 and 1997 and the related statement of operations and partners' equity (deficit) and cash flow for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as we'll as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Autumn Ridge Associates as of December 31, 1998 and 1997, and the results of its operation and its cash flow for the year then ended in conformity with generally accepted accounting principles.

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



February 17, 1999

- Page 4

YORK, DILLINGHAM & COMPANY, P.L.L.C.
CERTIFIED PUBLIC ACCOUNTANTS

LARRY W.YORK
JOHN M. DILLINGHAM

P. 0. BOX 5511708
COLUMBIA, TENNESSEE 38402-0551
TELEPHONE (931) 388-0517
FAX (931) 381-3440

AMERICAN INSTITUTE OF C.P.A.'S
TENNESSEE SOCIETY OF C.P.A'S

INDEPENDENT AUDITORS' REPORT

To the Partners
Brownsville Associates, Limited

We have audited the accompanying balance sheets of Brownsville Associates, Limited (a Tennessee limited partnership) d/b/a Brownsville Village Apartments, RHS Project No.:
48-038-621467876, as of December 31, 1998 and 1997, and the
related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brownsville Associates, Limited (a Tennessee limited partnership) d/b/a Brownsville Village Apartments, RHS Project
No.: 48-038-621467876, as of December 31, 1998 and 1997, and the
results of its operations, the changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles,

In accordance with Government Auditing Standards, we have also issued a report dated March 3, 1999 on our consideration of Brownsville Associates, Limited's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

Our audits were made for the purpose of forming an opinion on the basic-financial statements taken as a whole. The supplemental information on page 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Columbia, Tennessee
March 3, 1999
RBG & Co.

Independent Auditors' Report

To The Partners
Centenary Housing Limited Partnership
St. Louis, Missouri

We have audited the accompanying balance sheet of Centenary Housing Limited Partnership (Centenary Towers Apartments, Project No. 085-35239-PM-SR-PR-WAH-L8) as of December 31, 1998 and the related statements of profit and loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centenary Housing Limited Partnership as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 15 to 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 28, 1999 on our consideration of Centenary Housing Limited Partnership's internal controls and a report dated January 28, 1999 on its compliance with laws and regulations.

January 28 1999

Rubin, Brown, Gornstein & Co. LLP



Blume Loveridge & Co., PLLC

CERTIFIED PUBLIC ACCUNTANTS

INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS

Partners
Coolidge-Pinal II Associates, A
Washington Limited Partnership
Bellevue, Washington

We have audited the accompanying balance sheets of Coolidge-Pinal II Associates, A Washington Limited Partnership, of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coolidge-Pinal II Associates, A Washington Limited
Partnership, as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing-Standards, we have also issued a report, dated January 22, 1999, on our consideration of the Partnership's compliance with laws and regulations and on internal control over financial reporting.

11100 NE 8th Street, Suite 410
Bellevue, WA 98004-4441
PHONE (425) 453-2088
FAX (425) 646-3368
INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS (CONTINUED)

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The additional information shown on pages 12 to 14 is presented for the purpose of complying with the requirements of the U.S. Department of Agriculture, Rural Housing Service, for the year ended December 31, 1998, and is not a required part of the financial statements. Such additional information, presented in Column 2 of Parts I, II and III of the Multiple Family Housing Project Budget (Form RD 1930-7), has been subjected to the auditing procedures applied in the audit of the financial statements for that year, and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole. Columns 1, 3 and 4 of Parts I, I I and I I I and Parts IV, V and VI of the Multiple Family Housing Project Budget have not been subjected to the auditing procedures applied in the audits of the financial statements, and accordingly, we express no opinion on Columns 1, 3 and 4 of Parts I, II and III and Parts IV, V and VI of the Multiple Family Housing Project Budget.

The additional information presented on page 15 is presented for the purpose of complying with the requirements of a limited partner and is not a required part of the financial statements. The additional information presented on page 15 has been subjected to the auditing procedures applied in the audits of the financial statements for the years ended December 31, 1998 and 1997, and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

January 22, 1999
Blume Loveridge & Co., PLLC
Bellevue, Washington

Page 1A

Rosenberg, Neuwirth & Kuchner

INDEPENDENT AUDITORS' REPORT

To the Partners Elm Street Associates, L.P.

We have audited the accompanying balance sheets of Elm Street Associates, L.P. as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnerships' management. Our responsibility is to express and opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elm Street Associates, L.P., as of December 31, 1998 and 1997, and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with generally accepted accounting principles.

January 20, 1999

ROSENBERG, NEUWIRTH & KUCHNER
CERTIFIED PUBLIC ACCOUNTANTS, P.C.

SEVEN PENN PLAZA - NEW YORK, NEW YORK 10001 - TEL (212) 330-6000
- FAX (212) 643-1951
ARTHUR ANDERSEN LLP

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Jeremy Associates Limited Partnership:

We have audited the accompanying balance sheets of JEREMY ASSOCIATES LIMITED PARTNERSHIP (a Colorado limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital accounts and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jeremy Associates Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



Denver, Colorado,
February 12, 1999.

James L. Caughren
Certified Public Accountant
P.O. Box 36014
Albuquerque, NM 87176

INDEPENDENT AUDITORS' REPORT

To the Partners
Los Lunas Apartments Limited Partnership

We have audited the accompanying balance sheet of Los Lunas Apartments d/b/a Hillridge Apartments as of December 31, 1998 and
1997, and the related statements   of operations, partners'
equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Los Lunas Apartments Limited Partnership d/b/a Hillridge Apartments as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

June 22, 1999


DURANT, SCHRAIBMAN & LINDSAY
Certified Public Accountants

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners
New Hilltop Apartments, A Limited Partnership
Columbia, South Carolina

We have audited the accompanying balance sheets of New Hilltop Apartments, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Hilltop Apartments, A Limited Partnership, as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

February 23, 1999

4408 Forest Drive, Third Floor Columbia, South Carolina 29206
Telephone 803-790-0020Fax 803-790-0011
Mantyla McReynolds

Independent Auditor's Report

Partners
Shadowcreek Apartments
Elko, Nevada

We have audited the accompanying balance sheet of Shadowcreek Apartments (Project), Rural Development Case No. 33-002-0990283493, as of December 31, 1998 and 1997 -and the
related statements of operations, changes in Project equity and cash flows for the year ended December 31, 1998 and December 31, 1997. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and with Government Auditing Standards, issued by the Comptroller General of the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis. for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1998 and 1997 and the results of its operations and cash flows for the year ended December 31, 1999 and December 31, 1997, in conformity with general accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental data included in the report (shown on pages 10 ftough 12) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Project for the year ended December 31, 1999. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

Partners
Shadowcreek Apartments

In accordance with Government Auditing Standards, we have issued a report dated January 27, 1999, on our consideration of the Projects internal control structure and a report dated January
27, 1999, on its compliance with laws and regulations.

January 27, 1999

3
BERNARD E. REA, CPA
CERTIFIED PUBLIC ACCOUNTANT

INDEPENDENT AUDITOR'S REPORT

To the Partners
Pahrump Valley Investors
(A Wyoming Limited Partnership)
Cheyenne, WY

I have audited the accompanying balance sheets of Pahrump Valley Investors (A Wyoming Limited Partnership), USDA Rural Development Case No. 33-019-680204949, as of December 31, 1998 and 1997, and
the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pahrump Valley Investors (A Wyoming Limited Partnership) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued a report dated March 26, 1999 on my consideration of Pahrump Valley Investors' internal control structure and a report dated March 26, 1999 on its compliance with laws and regulations.

Stockton, California
March 26, 1999

- 1 -

P.O. BOX 4632 - STOCKTON, CA 95204 - TELEPHONE (209) 933-9113 -
FAX (209) 933-9115 - EMAIL BReaCPA@AOL.COM
YORK, DILLINGHAM & COMPANY, P.L.L.C.
CERTIFIED PUBLIC ACCOUNTANTS

LARRY W.YORK
JOHN M. DILLINGHAM

P. 0. BOX 5511708
COLUMBIA, TENNESSEE 38402-0551
TELEPHONE (931) 388-0517
FAX (931) 381-3440

AMERICAN INSTITUTE OF C.P.A.'S
TENNESSEE SOCIETY OF C.P.A'S

INDEPENDENT AUDITORS' REPORT

To the Partners
Stanton Associates, Limited

We have audited the accompanying balance sheets of Stanton Associates, Limited (a Tennessee limited partnership) d/b/a Stanton Village Apartments, RHS Project No.: 48-038-621542356, as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stanton Associates, Limited (a Tennessee limited partnership) d/b/a Stanton Village Apartments, RHS Project No.:
48-038-621542356, as of December 31, 1998 and 1997, and the
results of its operations, the changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 5, 1999 on our consideration of Stanton Associates, Limited's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

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

Columbia,
March 5, 1999
Mantyla McReynolds

Independent Auditor's Report

Partners
Woodlands Apartments
Elko, Nevada

We have audited the accompanying balance sheets of Woodlands Apartments (Project), Rural Development Case No. 33-004-0880314570, as of December 31, 1998 and 1997 and the
related statements of operations, changes in Project equity and cash flows for the years then ended. These financial statements are the responsibility of the Project! s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1998 and 1997 and the results of its operations and cash flows for the years then ended, in conformity with general accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental data included in the report (shown on pages 10 through 12) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Project for the year ended December 31, 1998. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.
Partners
Woodlands Apartments

In accordance with Government Auditing Standards, we have issued a report dated January 28, 1999, on our consideration of the Project's internal control structure and a report dated January
28, 1999, on its compliance with laws and regulations.

January 28, 1999

2
PAILET, MEUINER and LeBLANC, L.L.P.
Certified Public Accountants
Management Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
ZWOLLE PARTNERSHIP

We have audited the accompanying balance sheets of ZWOLLE PARTNERSHIP, RHS PROJECT NO. 22-043-721260425 as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ZWOLLE PARTNERSHIP as of December 31, 1998 and 1997 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information presented on pages 16 through 24, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 24, 1999 on, our consideration of ZWOLLE PARTNERSHIP's internal control and a report dated February
24, 1999 on its compliance with laws and regulations applicable-to the financial statements.

Metairie, Louisiana
February 24, 1999

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

January 26, 1998
ROSENBERG, NEUWIRTH & KUCHNER
SEVEN PENN PLAZA - NEW YORK, NEW YORK 10001 - TEL (212) 330-6000
-
FAX (212) 643-1951
James L. Caughren
Certified Public Accountant
P.O. Box 36014
Albuquerque, NM 87176


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

April 8, 1998

010483  Co
08/01/1996
BCTC FUND IV - SERIES 24
Los Lunas Apartments Limited Partnership
James L. Caughren, CPA
James L Caughren
P: (505) 872-0573 F: (505) 881-1781
DURANT, SCHRAIBMAN & LINDSAY
Certified Public Accountants


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

Stockton, California
March 13, 1998
YORK, DILLINGHAM & COMPANY, P.L.L.C.
CERTIFIED PUBLIC ACCOUNTANTS
P.O. Box 551
1708 Alpine Drive
Columbia, Tennessee 38402-0551
Telephone (931) 388-0517
Fax (931) 381-3440

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

In accordance with Government Auditing Standards, we have issued a report dated February 4, 1998, on our consideration of the Project's internal control structure and a report dated February
4, 1998, on its compliance with laws and regulations.

February 4, 1998
LIPSKY, GOODKIN & GO., P C.
CERTIFIED PUBLIC ACCOUNTANTS
120 WEST 45TH STREET
NEW YORK, NEW YORK 10036

TELEPHONE (212) 840-6444
TELECOPIER (212) 921-7186
MEMBERS AMERICAN INSTITUTE OF
CERTIFIED PUBLIC ACCOUNTANTS

N. Y. STATE SOCIETY OF
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Partners
352 Lenox Associates, L.P.

We have audited the accompanying balance sheet of 352 Lenox
Associates, L.P. as of December 31, 1998, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 352 Lenox Associates, L.P. as of December 31, 1998, and the results of its operations, the changes in partners' equity and cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

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

March 3, 1999

-3-
Grantham Poole
1. Thomas Grantham, Jr., CPA, CFP, ABV
James E. Poole, CPA
Vance Randall, CPA
J. Richard Reitano, CPA, J.D.
Alan G. Arrington, CPA
RobertA. Cunningham, CPA
William L. Crim, Jr., CPA
Mary Ann Mosal, CPA
Sue Carole Chisolm, CPA
D. Stevens Norman, CPA
Dickens Q. Fournet, CPA
Marcy L. Lee, CPA
Fred L. Richards, CPA, CFP

Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

The Partners
Ethel Housing, L.P.
Ethel, Mississippi

We have audited the accompanying balance sheets of Ethel Housing, L.P., RD Case No. 28-0040640823417, as of December 31, 1998 and
1997, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ethel Housing, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Audit Program issued by the United States Department of Agriculture, Rural Development, we have also issued a report dated February 3, 1999, on our consideration of Ethel Housing, L.P.'s internal control, and reports dated February 3, 1999, on its compliance with specific requirements applicable to major RD programs and nonmajor RD program transactions.

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


February 3, 1999


MILLER, MAYER, SULLIVAN & STEVENS LLP
CERTIFIED PUBLIC ACCOUNTANTS
INNOVATORS OF SOLUTION TECHNOLOGY

INDEPENDENT AUDITORS' REPORT

To the Partners
Horse Cave Family Apartments, Ltd.

We have audited the accompanying balance sheet of Horse Cave Family Apartments, Ltd., (a limited partnership), as of December 31, 1998 and the related statements of operations, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Horse Cave Family Apartments, Ltd. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

Lexington, Kentucky
January 28, 1999
(606) 223 -3095
FAX: (606) 223-2143
2365 HARRODSBURG ROAD
LEXINGTON, KENTUCKY 40504-3399
Roger Morris

Independent Auditors' Report

To the partners
Hurrican Hills I LC

I have audited the accompanying balance sheets of Hurricane Hills LC as of December 31, 1998, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hurrican Hills I LC as of December 31, 1998, and the results of its operations, changes in Partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.
Tobin and Company
Certified Public Accountants
2001 Palmer Avenue
Larchmont, New York 10538
914-833-2200 fax: 914-833-2278

INDEPENDENT AUDITORS' REPORT

To the Partners
Main Everett Housing Limited Partnership

We have audited the accompanying balance sheet of Main Everett Housing Limited Partnership as of December 31, 1998 and 1997 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Main Everett Housing Limited Partnership as of December 3 1, 1998 and 1997 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Tobin and Company, CPA's

January 29, 1999

-3-

Boyd, Franz & Stephans LLP
12755 Olive Street Road
St. Louis, Missouri 63141
314/576-7400
Fax 314/576-3770
Certified Public Accountants
Joseph B. Stephans, CPA, CFP
Robert F. Kelly, CPA
John P. Nanos, CPA
Stephen M. King, CPA
Michael P. Siebert, CPA

To the Partners
M.R.H., L.P.

We have audited the accompanying balance sheets of M.R.H., L.P. as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of M.R.H., L.P. as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

January 29, 1999

Tobin and Company
Certified Public Accountants
2001 Palmer Avenue
Larchmont, New York 10538
914-833-2200 fax: 914-833-2278

INDEPENDENT AUDITORS'REPORT

To the Partners
Osborne Housing Limited Partnership

We have audited the accompanying balance sheet of Osborne Housing Limited Partnership as of December 31, 1998 and 1997 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Osborne Housing Limited Partnership as of December 31, 1998 and 1997 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Tobin and Company, CPA's

January 29, 1999
Campanella & Stevens PC.
Ward F. Junkermier, CPA  Jerry L. Lehman, CPA
George L. Campanella, CPA Daniel J. Konen, CPA
Rick A. Frost, CPA James V. Galipeau, CPA
Robert E. Nebel, CPA Robert E. Geis, CPA
Joseph F. Shevlin, CPA Daniel J. Eigeman, CPA
Junkermier - Clark Ronald A. Taylor, CPA     Gerald L. Hanson,
CPA
Terry L. Alborn, CPA Joseph S. Adney, CPA
Walter J. Kero, CPA Robert J. Heffernan, CPA

Certified Public Accountants

To the Partners
Sandstone Village Limited Partnership
Great Falls, Montana

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Sandstone Village Limited Partnership as of December 31, 1998 and 1997 and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the management of Sandstone Village Limited Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sandstone Village Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

 Great Falls, Montana
     January 29, 1999
          -3
501 Park Drive South - P.O. Box 989 - Great Falls, Montana
59403(406) 761-2820 FAX 761-2825

Offices in:    Columbia Falls - Fort Benton - Great Falls -
Helena - Kalispell - Lincoln  Missoula - Whitefish
Shannon Housing, L.P.
RD Case No. 28-0410640835658
1998 and 1997,
GranthamPoole
1. Thomas Grantham, Jr., CPA, CFP, ABV
James E. Poole, CPA
Vance Randall, CPA
J. Richard Reitano, CPA, J.D.
Alan G. Arrington, CPA
RobertA. Cunningham, CPA
William L. Crim, Jr., CPA
Mary Ann Mosal, CPA
Sue Carole Chisolm, CPA
D. Stevens Norman, CPA
Dickens Q. Fournet, CPA
Marcy L. Lee, CPA
Fred L. Richards, CPA, CFP
Certified Public Accountants
INDEPENDENT AUDITORS' REPORT

To the Partners
Shannon Housing, L.P.

We have audited the accompanying balance sheets of and the related statements of Shannon Housing, L.P. RD Case No. 28-0410640835658 as of December 31, 1998 and 1997, operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shannon Housing, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Audit Program issued by the United States Department of Agriculture, Rural Development, we have also issued a report dated February 3, 1999, on our consideration of Shannon Housing, L.P.'s internal control, and reports dated February 3, 1999, on its compliance with specific requirements applicable to major RD programs and nonmajor RD program transactions.

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

February 3, 1999
INDEPENDENT AUDITORS' REPORT

To the Partners of
Sutton Place Apartments
(A Limited Partnership)
Cincinnati, Ohio

We have audited the accompanying balance sheet of HUD Project #07355035, 073-55037, 073-55038, 073-55061 and 073-55062 of
Sutton Place Apartments (a limited partnership) as of December 31, 1998, and the related statements of profit and loss, changes in partners, capital and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project #073-55035, 073-55037, 073-55038, 073-55061 and
073-55062 as of December 31, 1998 and the results of its operations and its cash flows and its changes in partners' capital for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 27, 1999 an our consideration of Sutton Place Apartments' internal control and a report dated January 27, 1999 on its compliance with laws and regulations.

We were engaged to conduct an audit for the purpose of forming an opinion on the financial statements taken as a whole. The additional information included in the report shown on pages 12-16 is presented for the purposes of additional analysis and is not a required part of the financial statements of HUD Project #07355035, 073-55037, 073-55038, 073-55061 and 073-55062. Such
information has been subjected to the auditing-procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

Mischler, Nurre & Waite, Ltd.
Certified Public Accountants
Cincinnati, Ohio
January 27, 1999
Hischler, Nurre & Waite, Ltd.
INDEPENDENT AUDITORS' REPORT

To the Partners
Washington Arms Apartments
(A Limited Partnership)
Dayton, Ohio

We have audited the accompanying balance sheet of HUD Project #046-NI093 of Washington Arms Apartments (a limited partnership) as of December 31, 1998, and the related statements of profit and loss, changes in partners' capital and cash flows for the year ended December 31, 1998. The financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in August 1997. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project #046-NI093 as of December 31, 1998 and the results of its operations and its cash flows and its changes in partners' capital for the period then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 27, 1999 on our consideration of Washington Arms Apartments' internal controls and a report dated January 27, 1999 on its compliance with laws and regulations.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The additional information included in the report shown on pages 12-14 is presented for the purposes of additional analysis and is not a required part of the financial statements of HUS Project #046-NI093. Such information has been subjected to the auditing procedures applied in a the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

Hischler, Nurre & Waite, Ltd.
Certified Public Accountants
Cincinnati, Ohio
January 27, 1999
2

GranthamPoole

Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

The Partners
West Point Housing, L.P.
West Point, Mississippi

We have audited the accompanying balance sheets of and the related statements of West Point Housing, L.P. RD Case No. 28-013-0640834734 as of December 31, 1998 and 1997, operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Point Housing, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Audit Program issued by the United States Department of Agriculture, Rural Development, we have also issued a report dated February 3, 1999, on our consideration of West Point Housing, L.P.'s internal control, and reports dated February 9, 1999, on its compliance with specific requirements applicable to major RD programs and nonmajor RD program transactions.

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


February 9, 1999


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

Mischler, Nurre & Waite, Ltd.
Certified Public Accountants
Cincinnati, Ohio
February 13, 1998
Junkermier - ClarkCampanella - Stevens - P.C.Certified Public
AccountantsTo the PartnersSandstone Village Limited
PartnershipGreat Falls, Montana

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


February 25, 1998
Bernard Robinson
& Company L.L.P
Certified Public Accountants since 1947
MAILING ADDRESS
P.O. BOX 19608
GREENSBORO, NC 27419-9608
FAX 336-547-0840
TELEPHONE 336-294-4494

Independent Auditor's Report
To the Partners
A.V.A. Limited Partnership
Charlotte, North Carolina

We have audited the accompanying balance sheets of A.V.A. Limited Partnership (a Virginia limited partnership) as of December 31, 1998, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of A.V.A. Limited Partnership, as of December 31, 1997, were audited by other auditors whose report dated February 6, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A.V.A. Limited Partnership as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 5, 1999, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


CERTIFIED PUBLIC ACCOUNTANTS

Greensboro, North Carolina
February 5, 1999    Page I

LITTLE, SHANEYFELT, MARSHALL & CO.
CERTIFIED PUBLIC ACCOUNTANTS
1501 N. UNIVERSITY, SUITE 300
LITTLE ROCK, ARKANSAS 72207-5232
TELEPHONE 501-666-2879
FAX NO. 501-1366-5260

MARION W. LITTLE, CPA
JEFF SHANEYFELT, CPA
CHARLES A. MARSHALL, JR., CPA
LARRY A CAMPBELL, CPA
STEPHANIE A ROMINE, CPA
PEGGY L. WILSON
KRISSIE G. WILLIAMS
STEVEN D. LITTLE

INDEPENDENT AUDITOR'S REPORT

To the Partners
Beckwood Manor One Limited Partnership

We have audited the accompanying balance sheets of Beckwood Manor One Limited Partnership, RD Project No. 03-025-710677259 (the Partnership), as of December 31, 1998 and 1997 and the related statements of profit (loss), changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beckwood Manor One Limited Partnership as of December 31, 1998 and 1997, and its results of operations, changes in partners, equity (deficit), and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 24, 1999 on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

Little, Shaneyfelt, Marshall & Co.

February 24, 1999
PAILET, MEUNIER and LeBLANC, L.L.P.
Certified Public Accountants
Management Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
BUTLER ESTATES PARTNERSHIP
A LOUISIANA PARTNERSHIP IN COMMENDAM

We have audited the accompanying balance sheets of BUTLER ESTATES PARTNERSHIP, A LOUISIANA PARTNERSHIP IN COMMENDAM as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BUTLER ESTATES PARTNERSHIP, A LOUISIANA PARTNERSHIP IN COMMENDAM as of December 31, 1998 and 1997 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made primarily for the purpose of forming an opinion on the basic financial statements for the years ended December 31, 1998 and 1997 taken as a whole. The supplemental information on pages 18 and 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures performed on the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Metairie, Louisiana
February 5, 1999


PAILET, MEUNIER and LeBLANC L.L.P.
Certified Public Accountants
Management Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
CAMERON APARTMENTS PARTNERSHIP
A LOUISIANA PARTNERSHIP IN COMMENDAM

We have audited the accompanying balance sheets of CAMERON APARTMENTS PARTNERSHIP, A LOUISIANA PARTNERSHIP IN COMMENDAM as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CAMERON APARTMENTS PARTNERSHIP, A LOUISIANA PARTNERSHIP IN COMMENDAM as of December 31, 1998 and 1997 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made primarily for the purpose of forming an opinion on the basic financial statements for the years ended December 31, 1998 and 1997 taken as a whole. The supplemental information on pages 18 and 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures performed on the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Metairie, Louisiana
February 11, 1999

3421 N. Causeway Blvd., Suite 701 - Metairie, LA 70002 201 St. Charles Ave., Suite 2559 - New Orleans, LA 70170 Telephone (504) 837-0770 - Fax (504) 837-7102 Telephone (504) 522-0504 - Fax
(504) 837-7102
Member of International Group of Accounting Firms a Member Firms in Principal Cities
AICPA SEC Practice Section 0 6CPA Private Companies Practice
Section
TAPP, TAPP & CHU
CERTIFIED PUBLIC ACCOUNTANTS
FRANK J. CHU, CPA
AN ACCOUNTANCY CORPORATION
404 E. LAS TUNAS DR., SUITE 208
SAN GABRIEL, CAUFORNIA 91776
John D. Tapp, CPA
Lynda Tapp, CPA
(626) 286-8897
2650 MISSION STREET #205
SAN MARINO, CALIFORNIA 91108
(626) 286-8897

INDEPENDENT AUDITOR'S REPORT

To the Partners
Decro Nordhoff, L.P.

We have audited the accompanying balance sheets of Decro
Nordhoff, L.P. as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Decro Nordhoff, L.P. as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 13 and 14 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Tapp, Tapp & Chu, CPA's
San Gabriel, California
March 8, 1999

Rothstein, Kass & Company, PC.
1177 Avenue of the Americas
New York, New York 10036-2714
212-490-7700
Fax 212-730-6892

INDEPENDENT AUDITORS REPORT

To the Partners
Escher SRO Project, L.P.
(A Limited Partnership)

We have audited the accompanying balance sheet of Escher SRO Project, L.P. (A Limited Partnership) (Hud Project No. NJ-39-KO87-020-2) as of December 31, 1998, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Escher SRO Project, L.P. (A Limited Partnership) as of
December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 18, 1999 on our consideration of Escher SRO Project, L.P.'s internal control and a report dated February 18, 1999 on its compliance specific requirements applicable to major HUD programs.



Roseland, New Jersey
February 18, 1999

Affiliated Offices Worldwide

Thomas C. Cunningham, CPA PC
23 MOORE STREET
BRISTOL, VIRGINIA 24201
(540) 669-5531

INDEPNDENT AUDITOR'S REPORT

To the Partners
Grayson Manor Limited Partnership

I have audited the accompanying balance sheet of Grayson Manor Limited Partnership as of December 31, 1998, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grayson Manor Limited Partnership as of December 31, 1998, and the results of its operations, changes in partners' equity, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental information on pages 13 to 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated March 12, 1999 on my consideration of Grayson Manor Limited Partnership's internal control and a report dated March 12, 1999 on its compliance with laws and regulations applicable to the financial statements.

THOMAS C. CUNNINGHAM, CPA P.C.
March 12, 1999
Bernard Robinson
&Company, L.LP
Certfied Public Accountants since 1947
MAILING ADDRESS
P.O. BOX 19608
GREENSBORO, NC 27419-9608
TELEPHONE 336-294-4494

Independent Auditor's Report
To the Partners
G. V. A. Limited Partnership
Charlotte, North Carolina

We have audited the accompanying balance sheet of G. V. A. Limited Partnership (a Virginia limited partnership) as of December 31, 1998, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of G. V. A. Limited Partnership as of December 31, 1997, were audited by other auditors whose report dated February 6, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of G. V. A. Limited Partnership as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 5, 1999, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


CERTIFIED PUBLIC ACCOUNTANIS

Greensboro, North Carolina
February 5, 1999
SHARPTON, BRUNSON & COMPANY, P.A.
One Southeast Third Avenue, Suite 2100
Miami, FL 33131
Telephone: (305) 374-1574 Facsimile: (305) 372-8161
E-Mail:  info@sbccpa.com

Independent Accountants' Report

To The Partners
M.B. Apartments Associates, Ltd.

We have audited the accompanying balance sheets of M.B. Apartments Associates, Ltd. (A Limited Partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of M.B. Apartments Associates, Ltd. (A Limited Partnership) as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

February 10, 1999

KLINE AND LONDON
CERTIFIED PUBLIC ACCOUNTANTS LLC

STANLEY W. KLINE  3681 GREEN ROAD #402
STUART W. LONDON  BEACHWOOD, OHIO 44122-5716
(216) 591-1718
FAX (216) 591-1927

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners of
New Devonshire II Limited Partnership
(An Ohio Limited Partnership)
Lancaster, Ohio

We have audited the accompanying balance sheets of New Devonshire II Limited Partnership (an Ohio limited partnership), RD Project #41-049-311449843, as of December 31, 1998 and 1997, and the
related statements of income, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program" issued in December, 1989. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Devonshire II Limited Partnership, (an Ohio limited partnership), at December 31, 1998 and 1997, and the results of its operations, changes in partners' deficit, and cash 'flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued 8 report dated January 27. 1999, on our consideration of New Devonshire II Limited Partnership's internal control structure and a report dated January 27, 1999, on its compliance with laws and regulations.

Our audits were made for the purpose of forming an opinion on the financial statement taken as a whole. The accompanying information included in the report (shown on pages 11 to 18) is presented for the purpose of additional analysis and is not a required part of the basic financial statements of New Devonshire II Limited Partnership. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

KLINE AND LONDON
Certified Public Accountants. LLC
Beachwood. Ohio
January 27, 1999

KLINE AND LONDON
CERTIFIED PUBLIC ACCOUNTANTS LLC

STANLEY W. KLINE  3681 GREEN ROAD #402
STUART W. LONDON  BEACHWOOD, OHIO 44122-5716
(216) 591-1718
FAX (216) 591-1927

To the Partners of
New Devonshire West Limited Partnership
(An Ohio Limited Partnership)
Lancaster, Ohio

We have audited the accompanying balance sheets of New Devonshire West Limited Partnership (an Ohio limited partnership), RD Project #41-092-0310955693, as of December 31, 1998 and 1997, and
the related statements of income, changes in partners' deficit, and cash flows for the years then ended. The financial statements are is the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program" issued in December, 1989. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management. as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of New Devonshire West Limited Partnership (an Ohio limited partnership), at December 31, 1998 and 1997, and the results of its operations, changes in partners' deficit and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 27, 1999, on our consideration of New Devonshire West Limited Partnership's internal control structure and a report dated January 27, 1999, on its compliance with laws and regulations.

Our audits were made for the purpose of forming an opinion on the financial statement taken as a whole. The accompanying information included in the report (shown on pages 11 to 18) is presented for the purpose of additional analysis and is not a required part of the basic financial statements of New Devonshire West Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statement and, in our opinion, is fairly stated in all material respects in relation to the financial statement taken as a whole.

KLINE AND LONDON
Certified Public Accountants, LLC
Beachwood, Ohio
January 27, 1999
Thomas C. Cunningham, CPA PC
23 MOORE STREET
BRISTOL, VIRGINIA 24201
(540) 6.69-5531

INDEPENDENT AUDITOR'S REPORT

To the Partners
Powell Valley Village Limited Partnership

I have audited the accompanying balance sheet of Powell Valley Village Limited Partnership as of December 31, 1998, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards and Government, Auditing Standards issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Powell valley Village Limited Partnership as of December 31, 1998, and the results of its operations, changes in partners' equity, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental information on pages 13 to 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated March 12, 1999 on my consideration of Powell Valley Village Limited Partnership's internal control and a report dated March 12, 1999 on its compliance with laws and regulations applicable to the financial statements.

THOMAS C. CUNNINGHAM, CPA P.C.
March 12, 1999

-3-
PAILET, MEUNIER and LeBLANC, L.L.P.
Certified Public Accountants
Management Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
T. R. BOBB APARTMENTS PARTNERSHIP
A LOUISIANA PARTNERSHIP IN COMMENDAM

We have audited the accompanying balance sheets of T. R. BOBB APARTMENTS PARTNERSHIP, A LOUISIANA PARTNERSHIP IN COMMENDAM as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of T.R. BOBB APARTMENTS PARTNERSHIP, A LOUISIANA PARTNERSHIP IN COMMENDAM as of December 31, 1998 and 1997 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made primarily for the purpose of forming an opinion on the basic financial statements for the years ended December 31, 1998 and 1997 taken as a whole. The supplemental information on pages 17 and 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures performed on the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Metairie, Louisiana
February 22, 1999

Bernard Robinson
&Company, L.LP
Certified Public Accountants since 1947
MAILING ADDRESS
P.O. BOX 19608
GREENSBORO, NC 27419-9608
TELEPHONE 336-294-4494

To the Partners
V. V. A. Limited Partnership
Charlotte, North Carolina

We have audited the accompanying balance sheet of V. V. A. Limited Partnership (a Virginia limited partnership) as of December 31, 1998, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of V. V. A. Limited Partnership as of December 31, 1997, were audited by other auditors whose report dated February 6, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of V. V. A. Limited Partnership as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 5, 1999, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


CERTIFIED PUBLIC ACCOUNTANTS

Greensboro, North Carolina
February 5, 1999    Page I
Bernard Robinson
&Company, L.LP
Certfied Public Accountants since 1947
MAILING ADDRESS
P.O. BOX 19608
GREENSBORO, NC 27419-9608
TELEPHONE 336-294-4494

To the Partners
W. P. V. A. Limited Partnership
Charlotte, North Carolina

We have audited the accompanying balance sheet of W. P. V. A. Limited Partnership (a Virginia limited partnership) as of December 31, 1998, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of W. P. V. A. Limited Partnership as of December 31, 1997, were audited by other auditors whose report dated February 6, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of W. P. V. A. Limited Partnership as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 5, 1999, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


CERTIFIED PUBLIC ACCOUNTANTS

Greensboro, North Carolina
February 5, 1999    Page I
LITTLE, SHANEYFELT, MARSHALL & CO.
CERTIFIED PUBLIC ACCOUNTANTS
PROSPECT BUILDING
1501 N. UNIVERSITY, SUITE 300
LITTLE ROCK, ARKANSAS 72207-5232


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

Daniel G. Drane
Certified Public Accountant
April 14, 1998
Tom Mechsner
Certified Public Accountant
2200 E. Sunshine, Suite 360
Springfield, Missouri 65804

(417) 882-4303

INDEPENDENT AUDITOR'S REPORT

To the Partners
AHAB Project One, L.P.

I have audited the accompanying balance sheets of AHAB Project One, L.P. as of December 31, 1998 and 1997, and the related statements of operations, partners, equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AHAB Project One, L.P. as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

Tom Mechsner
Certified Public Accountant
January 29, 1999
JOSE R. BARRERAS, CPA
Plaza Inmaculada 1406
Santurce, PR 00909
Telephone (787) 728-4753
Facsimile (787) 728-1214

Report of Independent Accountants

To the Partners of CR Housing Associates, L.P.

I have audited the accompanying balance sheet of CR HOUSING ASSOCIATES, L.P. (the "Partnership") as of December 31, 1998, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CR HOUSING ASSOCIATES, L.P. as of December 31, 1998, and the results of it operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

Jose R. Barreras, CPA
June 16, 1999
GORACKE & WILCOX, P.C.
Certified Public Accountants

SOJO SOUTH I ISTH STREET, SUITE 100 0 OMAHA, NEBRASKA 68137-2208

TELEPHONE 402-896-1500

VIRGIL J. GORACKE, C.P.A.
DOUGLAS A. GORACKE. C.P.A.
MICHAEL E. WILCOX, C.P.A.
PAUL F. PIOTROWSKI. C.P.A.
CHRIS E. R177ERBUSH. C.PA.

INDEPENDENT AUDITORS' REPORT

To the Partners
Holly Heights Apartments, L.P.

We have audited the accompanying balance sheets of Holly Heights
Apartments, L.P. as of December 31, 1998 and 1997, and the related statements of operations, partners, equity and cash flows for the years then ended.
These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holly Heights Apartments, L.P. as of December 31, 1998 and 1997, and the results of its operations, changes in partners, equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

March 4, 1999

Page 1-3
Report of Independent Accountants
To the Partners
 CR Housing Associates, LP

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

San Juan, Puerto Rico
DANIEL G. DRANE     Telephone (502)756-5704CERTIFIED PUBLIC
ACCOUNTANT     FAX (502)756-5927209 East Third Street - P. 0. Box
577   e-mail dgdcpa@bbtel.comHardinsburg, Kentucky 40143


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

Daniel G. Drane
Certified Public Accountant


Trochiano & Daszkowski LLP
Certified Public Accountants & Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners of 1374 Boston Road Associates, L.P.:

We have audited the accompanying balance sheet of 1374 Boston Road Associates, L.P. s of December 31, 1998 and December 31, 1997, and the related statements of revenues, expenses, and changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the management of 1374 Boston Road Associates, L.P. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1374 Boston Road Associates, L.P. as of December 31, 1998 and December 31, 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Trocliano Daszkowski UP

Staten Island: NY
February, 24, 1999
PAILET, MEUNIER and LeBLANC, L.L.P.
Certified Public Accountants
Management Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
BIENVILLE 11 APARTMENTS

We have audited the accompanying balance sheets of BIENVILLE II APARTMENTS, RHS PROJECT NO.: 22-007-721280566 as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BIENVILLE If APARTMENTS as of December 31, 1998 and 1997 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information presented on pages 16 through 24, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing- Standards, we have also issued a report dated February 10, 1999 on our consideration of BIENVILLE 11 APARTMENTS's internal control and a report dated February 10, 1999 on its compliance with laws and regulations applicable to the financial statements.

Metairie, Louisiana
February 10, 1999

4

PAILET, MEUNIER and LeBLANC, L.L.P.
Certified Public Accountants
Management Consultants

INDEPENDENT AUDITOR'S REPORT



To the Partners
BLANCHARD II APARTMENTS

We have audited the accompanying balance sheets of BLANCHARD II APARTMENTS, RHS PROJECT NO. 22-009-721313034 as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BLANCHARD II APARTMENTS as of December 31, 1998 and 1997 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information presented on pages 16 through 24, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government- Auditing Standards, we have also issued a report dated March 2,1999 on our consideration of BLANCHARD 11 APARTMENTS's internal control and a report dated March 2, 1999 on its compliance with laws and regulations applicable to the financial statements.


Metairie, Louisiana
March 2, 1999

4
PAILET, MEUNIER and LeBLANC, L.L.P.
Certified Public Accountants
Management Consultants

INDEPENDENT AUDITOR'S REPORT


To the Partners
EVANGELINE PARTNERSHIP

We have audited the accompanying balance sheets of EVANGELINE PARTNERSHIP, RHS PROJECT NO. 22-027-721313386 as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EVANGELINE. PARTNERSHIP as of December 31, 1998 and 1997 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information presented on pages 16 through 24, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 19, 1999 on our consideration of EVANGELINE PARTNERSHIP's internal control and a report dated February 19, 1999 on its compliance with laws and regulations applicable to the financial statements.

Metairie, Louisiana
February 19, 1999

4

Y E 0 & Y E 0

Independent Auditors' Report

Partners
Fairway II Limited Dividend Housing Association
Limited Partnership
Marlette, Michigan

We have audited the accompanying balance sheet of Fairway II Limited Dividend Housing Association Limited Partnership, Rural
Development Project No. 26-074-0383047638 as of   December 31,
1998 and 1997, and the related statements of income, partners' equity and cash flows for the years the ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that-our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairway II Limited Dividend Housing Association Limited
Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in partners equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 10, 1999 on our consideration of Fairway II Limited Dividend Housing Association Limited Partnership's internal control over financial reporting and our tests of compliance with certain provisions of laws, regulations, contracts, and grants.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information presented on pages I I through 17 is presented for purposes of complying with the requirements of the Rural Development and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

CERTIFIED PUBLIC ACCOUNTANTS
February 10, 1999
                         -1
Yeo & Yeo PC.
Certified Public Accountants
912 Centennial Way
Suite 300
Lansing, M1 48917
(517) 323-9500
FAX (517) 323-8360

COGEN SKLAR LLP

CERTIFIED PUBLIC ACCOUNTANTS
CONSULTANTS TO BUSINESS

INDEPENDENT AUDITORS'REPORT

To the Partners
Neighborhood Restorations Limited Partnership VII
Dresher, Pennsylvania

We have audited the accompanying balance sheet of Neighborhood Restorations Limited Partnership VII(a Pennsylvania Limited Partnership) as of December 31, 1998, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neighborhood Restorations Limited Partnership VII as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


January 15, 1999    150 Monument Road. Suite 500

Bala Cynwyd, PA 19004 Tel: 610.668.9700/Fax: 610.668.2181
E-mail: cs@cogensklar.com
www.co,lenskl~ir.coni

Bernard Robinson
& Company, LIP
Certified Public Accountants since 1947
MAILING ADDRESS OFFICES
Po, Box 19608 Independent Auditor's Report
GREENSBORO, Nc 27419-9608 GREENSBORO, NC 274 10
FAX 336-547-0840 TELEPHONE 336-294-4494

To the Partners
R. V. K. Y. Limited Partnership
Charlotte, North Carolina

We have audited the accompanying balance sheet of R. V. K. Y. Limited Partnership (a Kentucky limited partnership) as of December 31, 1998, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The balance sheet of R.
V. K. Y. Limited Partnership as of December 31, 1997, was audited by other auditors whose report dated June 3, 1998, expressed an unqualified opinion on the balance sheet.

We conducted our audit in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R. V. K. Y. Limited Partnership as of December 31, 1998, and the results of its operations and its cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

We did not audit or review the statements of operations, partners' equity and cash flows for the year ended December 31, 1997 and, accordingly we express no opinion or other form of assurance on them.

In accordance with Government Auditing Standards, we have also issued our report dated February 5, 1999, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information for 1998 listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


CERTIFIED PUBLIC ACCOUNTANTS

Greensboro, North Carolina
February 5, 1999
     Page I

Kupferberg, Goldberg & Nelmark, LLC
Independent Auditors' Report

Partners
Senior Suites Chicago Austin
Limited Partnership
Chicago, Illinois

We have audited the accompanying balance sheet of Senior Suites Chicago Austin Limited Partnership (an Illinois Limited Partnership) as of December 3l, 1998, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.

An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Senior Suites Chicago Austin Limited Partnership as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion an the basic financial statements taken as a whole, The schedule of other operating expenses on page 10 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as whole.

KUPFERBERHG, GOLDBERG & NEIMARK, LLC


February 13, 1999
K.OSTIN, RUFFKESS & COMPANY, LLC

CERTIFIED PUBLIC ACCOUNTANTS

345 North Main Street
West Hartford, CT 06117-2521
(860) 236-1975 To The Partners
Sumner House Limited Partnership
FAX: (860) 236-1783
400 Bayonet Street, Suite 306
New London, CT 06320-2600
(860) 4424373
Toll Free: (888) 666-5726
FAX: (860) 442-1124

INDEPENDENT AUDITORS'REPORT

We have audited the accompanying balance sheet of Sumner House Limited Partnership as of December 31, 1998, and the related statements of operations and changes in partners' capital and cash flows, and the supplementary information contained in
Schedule I for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the accompanying financial statements and supplementary information present fairly, in all material respects, the financial position of Sumner House Limited
Partnership as of December 31, 1998, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Members of American Institute of
Certified Public Accountants
West Hartford, Connecticut
February 23, 1999

Krest on International A worldwide network of independent accountants

An Equal Opportunity Employer

STANGL & JASKOWIAK, LTD
CERTIFIED PUBLIC ACCOUNTANTS

2 South 2nd Avenue Suite 100
Sauk Rapids, MN 56379
(320) 252-9972
Fax (320) 253-4160
Clyde M. Stangl, CPA
Adam M. Jaskowiak, CPA
Allan J. Rudolph, CPA
Robert J. Zawacki, LPA

INDEPENDENT AUDITORS' REPORT

To the Partners
Terraceview Limited Partnership

We have audited the accompanying balance sheet of Terraceview Limited Partnership as of December 31, 1998, and the related
statements of operations, partners, equity   (deficit) and cash
flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Terraceview Limited Partnership as of December 31, 1998, and the results of its operations, changes in partners' equity (deficit) and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

February 22, 1999
DANIEL G. DRANE Telephone (502)756-5704
CERTIFIED PUBLIC ACCOUNTANT FAX (502)756-5927
209 East Third Street - P. 0. Box 577   e-mail dgdcpa@bbtel.com
Hardinsburg, Kentucky 40143


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

February 7, 1998

GranthamPoole
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

The Partners
Collins Housing, L.P.
Collins, Mississippi

We have audited the accompanying balance sheets of Collins Housing, L.P. , RD Case No. 28-016408646674, as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for the year ended December 31, 1998 and the period October 1, 1997 through December 21, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit in includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Collins Housing, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998 and the period October 1, 1997 through December 31, 1997 in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Audit Program, issued by the United States Department of Agriculture, Rural Development, we have also issued a report dated February 1, 1999, on our consideration of Collins Housing, L.P.'s internal control, and reports dated February 1, 1999, on its compliance with specific requirements applicable to major RD programs and nonmajor RD prgram transactions.

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

February 1, 1999
CONSIDINE & CONSIDINE

To The Partners
Lincoln Hotel Partnership
A California Limited Partnership
600 West Broadway, #1070
San Diego, CA 92101

Independent Auditor's Report

We have audited the accompanying balance sheet of Lincoln Hotel Partnership, A California Limited Partnership, as of December 31, 1998 and 1997 and the related statements of operations and partners' capital and statements of cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Hotel Partnership, a California Limited Partnership, as of December 31, 1998, and the results of operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

CONSIDINE & CONSIDINE
An Accountancy Corporation

February 11, 1999

CERTIFIED PUBLIC ACCOUNTANTS - MEMBER OF AICPA

1501 FIFTH AVENUE, SUITE  400  SAN DIEGO. CA 92101-3202
(619) 231-1977 - FAX: (619) 231-8244
Matthews, Hearon, Cutrer & Lindsay, P.A.
CERTIFIED PUBLIC ACCOUNTANTS
Brett C. Matthews, CPA
Raleigh Cutrer, CPA
Charles R. Lindsay, CPA
J. Erik Hearon, CPA
Tammy Burney Ray, CPA
Elizabeth Hulen Barr, CPA
Matthew E. Freelow, CPA

INDEPENDENT AUDITOR'S REPORT

To the Partners
Lutkin Bayou Apartments, LP
Drew, Mississippi

We have audited the accompanying balance sheets of Lutkin Bayou Apartments. LP (a Mississippi limited partnership), RHS Project No. 28-083-640863241 December 31, 1998 and 1997, and the related statements of operations, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material prespect, the financial position of Lutkin Bayou Apartment, LP, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purposes of forming pn opinion on the basic financial statements taken as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. We have prepared the Multiple Family Housing Borrower Balance Sheet (RHS FORM RD 1980-8) and the Multiple Family Housing Project Budget (RHS FORM RD 1980-7). Such information has been sqbjecte~d to the audit procedures applied in the audit of the basic.financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Jackson, Mississippi
January 22, 1999

633 North State Street * Suite 6010 Jackson, Mississippi
39202-3306
Telephone (601) 355-9266 * Facsimile (601) 352-6826 * E-mail:
mhcl@mhclcpa.com
LOU ANN MONTEY AND ASSOCIATES, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
8400 N. Mopse Expressway-Suite 304-Anstin. Texas 79759
(312)338-0000 Facsimile (512)338-S395

To The Partners
Northway Drive, Ltd.
Bryan, Texas

We have audited the accompanying balance sheet of Northway Drive, Ltd. - (A Texas Limited Partnership) as of December 31, 1998, and the related statements of income, partners' equity and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Northway Drive, Ltd - (A Texas Limited Partnership) as of December 31, 1998, in conformity with Generally Accepted Accounting Principles.

Austin, Tex
February 16, 1999
Moore, Camp, Phillips & Co., LLP
CERTIFIED PUBLIC ACCOUNTANTS


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

Wichita Falls, Texas
March 7, 1998
Moore, Camp, Phillips & Co., LLP
CERTIFIED PUBLIC ACCOUNTANTS


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


Wichita Falls, Texas
March 6, 1998
INDEPENDENT AUDITORS' REPORT


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

Wichita Falls, Texas
February 23, 1998
LITTLE, SHANEYFELT, MARSHALL & CO.
MARION W. LITTLE, CPA TELEPHONE 501-668-2879
JEFF SHANEYFELT, CPA FAX NO. 501-668-6260
CHARLES A. MARSHALL, JR., CPA
PROSPECT BUILDING
LARRY A. CAMPBELL, CPA   1501 N. UNIVERSITY, SUITE 300 BENTON,
ARKANSAS OFFICE
STEPHANIE A. ROMINE, CPA 210 W. SEVIER STREET
PEGGY L. WILSON LITTLE ROCK, ARKANSAS 72207-5232 BENTON,
ARKANSAS 72015
KRISSIE G. WILLIAMS TELEPHONE 501-378-In4S
STEVEN D. LITTLE

INDEPENDENT AUDITOR'S REPORT

To the Partners
Bellwood Four Limited Partnership

We have audited the accompanying balance sheet of Bellwood Four Limited Partnership, (the Partnership), as of December 31, 1998 and the related statements of profit (loss), changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bellwood Four Limited Partnership as of December 31, 1998, and its results of operations, changes in partners' equity (deficit), and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated March 18, 1999 on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

Little, Shaneyfelt, Marshall & Co.

March 18, 1999
Bernard Robinson & Company, LIP
Certified Pubic Accountants since 1947
MAILING ADDRESS OFFICES
P.O. BOX 19608 109 MUIRS CHAPEL ROAD
GREENSBORO, NC 27419-9608 GREENSBORO, NC 274 10
FAX 336-547-0840    TELEPHONE 336-294-4494

Independent Auditor's Report
To the Partners
C. V. V. A. Limited Partnership
Charlotte, North Carolina

We have audited the accompanying balance sheets of C. V. V. A. Limited Partnership (a Virginia limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for the year ended December 31, 1998 and period November 10, 1997 (date of inception) through December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C. V. V. A. Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998 and period November 10, 1997 (date of inception) through December 31, 1997, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 5, 1999, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


CERTIFIED PUBLIC ACCOUNTANTS

Greensboro, North Carolina
February 5, 1999

Page I

Bernard Robinson
& Company, L.L.P
Certified Public Accountants since 1947
MAILING ADDRESS
P.O. BOX 19608
GREENSBORO, NC 27419-9608
FAX 336-547-0840
TELEPHONE 336-294-4494
OFFICES
109 MUIRS CHAPEL ROAD
GREENSBORO, NC 274 10

Report on Compliance and on Internal Control
Over Financial Reporting Based on an Audit of Financial Statements Performed in
Accordance with Government Auditing Standards

To the Partners
K. G. V. A. Limited Partnership
Charlotte, North Carolina

We have audited the financial statements of K. G. V. A. Limited Partnership (a Virginia limited partnership) as of and for the year ended December 31, 1998, and have issued our report thereon dated February 5, 1999. We conducted our audit in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States.

Compliance
As part of obtaining reasonable assurance about whether K. G. V.
A. Limited Partnership's financial statements are free of material misstatement, we performed tests of its compliance with certain provisions of laws, regulations, contracts and grants, noncompliance with which could have a direct and material effect on the determination of financial statement amounts. However, providing an opinion on compliance with those provisions was not an objective of our audit and, accordingly, we do not express such an opinion. The results of our tests disclosed no instances of noncompliance that are required to be reported under Government Auditing Standards.

Internal Control Over Financial Reporting
In planning and performing our audit, we considered K. G. V. A. Limited Partnership's internal control over financial reporting in order to determine our auditing procedures for the purpose of expressing our opinion on the financial statements and not to provide assurance on the internal control over financial reporting. Our consideration of the internal control over financial reporting would not necessarily disclose all matters in the internal control over financial reporting that might be material weaknesses. A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. We noted no matters involving the internal control over financial reporting and its operation that we consider to be material weaknesses.

This report is intended for the information of the Partnership's management and USDA Rural Housing Service. However, this report is a matter of public record and its distribution is not limited.

CERTIFIED PUBLIC ACCOUNTANTS
Greensboro, North Carolina
February 5, 1999

Page 12

MONTEITH, LACY, SHARKEY & ASSOCIATES, LLC
Certified Public Accountants

6846 Pacific Street, Suite 100 (888) 558-2596 Office (402)
558-2721
Omaha, Nebraska 68106 Fax (402) 558-2914

INDEPENDENT AUDITORS'REPORT

To the Members
Linden Partners II LLC

We have audited the accompanying balance sheet and related statement of cash flows of Linden Partners II LLC (a Nebraska Limited Liability Company in the development stage) as of December31, 1998. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Linden Partners II LLC as of December 1, 1998, in conformity with generally accepted accounting principles.

February 25, 1999

1-3




SUAREZ ACCOUNTANCY CORPORATION
150 AV. SEVENTH STREET. SUITE 100
SAN PEDRO, CA 90731
RICHARD SUAREZ. JR.. CPA

TELEPHONE (310) 832-7887

PAX 4310) 832-6563

Independent Auditor's Report

To the Partners
Mesa Grande Apartments, Limited Partnership:
(A Development Stage Enterprise)
Newport Beach, California

I have audited the accompanying balance sheet of Mesa Verde Apartments, Limited Partnership (A Development Stage Enterprise) as of November 4, 1998, and the related statements of operations, changes in partners' capital, and cash flows for the period December 16, 1996 (inception) through December 31, 1998. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mesa Verde Apartments, Limited Partnership (A Development
Stage Enterprise) at December 31, 1998, and the results of its operations and cash flows for the period November 4, 1996
(inception) through December 31, 1998 in conformity with generally accepted accounting principles.

February 28, 1999
San Pedro, California
Moore, Camp, Phillips & Co.
CERTIFIED PUBLIC ACCOUNTANTS
DANNY M. MOORE. C.P.A., C.F.E., C.V.A.
RANDY D . CAMP, C.P.A.
RICHARD A. PHILLIPS. C.P.A. L.L.P.
PHIL S. PATTERSON, C.P.A.
ANN F. LUCAS, C.P.A.
MEMBER: TEXAS SOCIETY OF CERTIF19D PUBLIC ACCOUNTANTS
AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Nocona Apartments, Ltd.

Independent Auditors' Report

We have audited the accompanying balance sheets of Nocona Apartments, Ltd. (a limited partnership), RD Project No: 50-069 0752685663-02-2 as of December 31, 1998 and 1997, and the
related statements of operations, partners' equity (deficit) and cash flows for the year ended December 31, 1998 and the five month period ended December 31, 1997. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nocona Apartments, Ltd. RD Project No.:
50-069-0752685663-02-2 as of December 31, 1998 and 1997, and the
results of its operations, the changes in partners' equity (deficit) and cash flows for the year ended December 31, 1998 and the five month period ended December 31, 1997 in conformity with generally accepted accounting principles.

I-1
To the Partners
Nocona Apartments, Ltd.
Page 2

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on Page 1-19 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated May 14, 1999 on our consideration of Nocona Apartments, Ltd.'s internal control structure and a report dated May 14, 1999 on its compliance with laws and regulations applicable to the financial statement.


Wichita Falls, Texas
May 14, 1999

1-2
SUAREZ ACCOUNTANCY CORPORATION

150W. SEVENTH STREET. SUITE 100
SAN PEDRO. CA 90731
RICHARD SUAREZ. JR.. CPA

TELEPHONE (310183-2-7887
PAX (310) 832-6563

Independent Auditor's Report

To the Partners
Sunrise Homes Apartments, Limited Partnership
(A Development Stage Enterprise)
Newport Beach, California

I have audited the accompanying balance sheet of Sunrise Homes Apartments, Limited Partnership (A Development Stage Enterprise) as of December 31, 1998, and the related statements of operations, changes in partners' capital, and cash flows for the period November 4, 1996 (inception) through December 31, 1998. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunrise Homes Apartments, Limited Partnership (A Development
Stage Enterprise) at December 31, 1998, and the results of its operations and cash flows for the period November 4, 1996
(inception) through December 31, 1998 in conformity with generally accepted accounting principles.

February 28, 1999
San Pedro, California

EUBANK & BETTS
A Professional Limited Liability Company

CERTIFIED PUBLIC ACCOUNTANTS

3820 Interstate 55 North Post Office Box 16090 / Jackson,
Mississippi 39236-6090 / Phone (601) 987-4300 Fax (601) 987-4314

INDEPENDENT AUDITORS' REPORT

The Partners
Canton Housing One, L.P.
Jackson, Mississippi

We have audited the accompanying balance sheet of Canton Housing One, L.P., a Mississippi limited partnership, FmHA Project No. 28-045-0640886062 01-8, as of December 31, 1998 and 1997, and
the related statements of income, partners' capital, and cash flows for the year ended December 31, 1998 and the one month ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canton Housing One, L.P., FmHA Project No. 28-045-0640886062 01-8, as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998 and the one month ended December 31, 1997 in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 9, 1999, on our consideration of the Partnership's internal control and a report dated February 9, 1999, on its compliance with specific requirements applicable to major FmHA programs.

     2

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying financial information included on pages 14 through 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the current budget and proposed budget columns in Part I and 11 and the information in Part IV included on pages 14 through 17 on which we express no opinion, has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial. statements taken as a whole.

EUBANK & BETTS, PLLC
Jackson, Mississippi
February 9, 1999

3


EUBANK & BETTS
A Professional Limited Liability Company

CERTIFIED PUBLIC ACCOUNTANTS

3820 Interstate 55 North / Post Office Box 16090 / Jackson,
Mississippi 39236-6090 / Phone (601) 987-4300 Fax (601) 987-4314

INDEPENDENT AUDITORS' REPORT

The Partners
Canton Housing Two, L.P.
Jackson, Mississippi

We have audited the accompanying balance sheet of Canton Housing Two, L.P., a Mississippi limited partnership, FmHA Project No. 28-045-0640886061 01-5, as of December 31, 1998 and 1997, and
the related statements of income, partners' capital, and cash flows for the year ended December 31, 1998 and the one month ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canton Housing Two, L.P., FmHA Project No. 28-045-0640886061 01-5, as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998 and the one month ended December 31, 1997 in conformity with generally accepted accounting principles.

     In accordance with Government Auditing Standards, we have also issued a report dated February 11, 1999, on our consideration of the Partnership's internal control and a report dated February 11, 1999, on its compliance with specific requirements applicable to major FmHA programs,

2

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying financial information included on pages 13 through 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the current budget and proposed budget columns in Part I and 11 and the information in Part IV included on pages 13 through 16, on which we express no opinion, has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


EUBANK & BETTS, PLLC

Jackson, Mississippi
February 11, 1999

3
EUBANK & BETTS
A Professional Limited Liability Company

CERTIFIED PUBLIC ACCOUNTANTS

3820 Interstate 55 North / Post Office Box 16090 / Jackson,
Mississippi 39236-6090 / Phone (601) 987-4300Fax (601) 987-4314

INDEPENDENT AUDITORS' REPORT
The Partners
Canton Housing Three, L.P.
Jackson, Mississippi

We have audited the accompanying balance sheet of Canton Housing Three, L.P., a Mississippi limited partnership, FmHA Project No. 28-045-0640886063 04-2, as of December 31, 1998 and 1997, and
the related statements of income, partners' capital, and cash flows for the year ended December 31, 1998 and the one month ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canton Housing Three, L.P., FmHA Project No. 28-045-0640886063 04-2, as of December 31, 1998 and 1997, and
the results of its operations and its cash flows for the year ended December 31, 1998 and the month ended December 31, 1997 in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 11, 1999, on our consideration of the Partnership's internal control and a report dated February
11, 1999, on its compliance with specific requirements applicable to major FmHA programs.

     2

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying financial information included on pages 13 through 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the current budget and proposed budget columns in Part I and 11 and the information in part IV included on pages 13 through 16, on which we express no opinion, has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

EUBANK & BETTS, PLLC
Jackson, Mississippi
February 11, 1999

3

EUBANK & BETTS
A Professional Limited Liability Company

CERTIFIED PUBLIC ACCOUNTANTS

3820 Interstate 55 North / Post Office Box 16090 / Jackson,
Mississippi 39236-6090 / Phone (601) 987-4300Fax (601) 987-4314

INDEPENDENT AUDITORS' REPORT



The Partners
Canton Housing Four, L.P.
Jackson, Mississippi

We have audited the accompanying balance sheets of Canton Housing Four, L.P., a Mississippi limited partnership, FmHA Project No. 28-045-0640886064 02-0, as of December 31, 1998 and
1997, and the related statements of income, partners' capital, and cash flows for the year ended December 31, 1998 and the one month ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canton Housing Four, L.P., FrnHA Project No. 28-045-0640886064-02-0, as of December 31, 1998 and 1997, and
the results of its operations and its cash flows for the year ended December 31, 1998 and the month ended December 31, 1997 in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 10, 1999, on our consideration of the Partnership's internal control and a report dated February
10, 1999, on its compliance with specific requirements applicable to major FmHA programs.

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

EUBANK & BETTS, PLLC
Jackson, Mississippi
February 10, 1999
GWEN WARD, P.C.
CERTIFIED PUBLIC ACCOUNTANT
609 UNIVERSITY DRIVE
FORT WORTH. TEXAS 76107
(817) 336-5880
MEMBER AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

Independent Auditor's Report

To the Partners of
Eagles Ridge Terrace, L. P.
Decatur, Texas

I have audited the accompanying balance sheets of Eagles Ridge Terrace, L. P. as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the year and period then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eagles Ridge Terrace, L. P. as of December 31, 1998 and 1997 and the results of its operations, changes in partners' capital and cash flows for the year and period then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 1-16 and 1-17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Fort Worth, Texas
March 13, 1999

1-3

Matthews, Hearon, Cutrer & Lindsay, P.A.
CERTIFIED PUBLIC ACCOUNTANTS
Brett C. Matthews, CPA
Raleigh Cutrer, CPA
Charles R. Lindsay, CPA
J. Erik Hearon, CPA
Tammy Burney Ray, CPA
Elizabeth Hulen Barr, CPA
Matthew E. FreelwW, CPA
INDEPENDENT AUDITOR'S REPORT

To the Partners
Ellisville Housing, L.P.
West Point, Mississippi

We have audited the accompanying balance sheets of Ellisville Housing, L.P. (a Mississippi limited partnership). RHA Project No. 28-034-0640864667 as of December 31, 1998 and 1997, and the
related statements of operations, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsible of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ellisville Housing, L.P. and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. We have prepared the Multiple Family Housing Borrower Balance Sheet (RHS Form RD 1930-8) and the Multiple Family Housing Project Budget (RHS Form RD 1930-7). Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Jackson, Mississippi
January 22, 1999

633 North State Street 0 Suite 607 - Jackson, Mississippi
39202-3306
Telephone (601) 355-9266 - Facsimile (601) 352-6826 0 E-mail:
mhcl@mhclcpa.com
Matthews, Hearon, Cutrer & Lindsay, P.A.
CERTIFIED PUBLIC ACCOUNTANTS
Brett C. Matthews, CPA
Raleigh Cutrer, CPA
Charles R. Lindsay, CPA
J. Erik Hearon, CPA
Tammy Burney Ray, CPA
Elizabeth Hulen Barr, CPA
Matthew E. FreelwW, CPA
INDEPENDENT AUDITOR'S REPORT


INDEPENDENT AUDITOR'S REPORT

To the Partners
Hattiesburg Housing, LP
Jackson, Mississippi

We have audited the accompanying balance sheet of Hattiesburg Housinq, LP (a Mississippi limited partnership). RHS Proiect No. 28-018-6408b4bbts as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued b the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hattiesburg Housing, LP, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. We have prepared the Multiple Family Housing Borrower Balance Sheet (RHS FORM RD 1930-8) and the Multiple Family Housing Project Budget (RHS FORM RD 1930-7). Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Jackson, Mississippi
January 29, 1999

633 North State Street 0 Suite 607 # Jackson, Mississippi
39202-3306
Telephone (601) 355-9266 * Facsimile (601) 352-6826

GWEN WARD, P.C.
CERTIFIED PUBLIC ACCOUNTANT
609 UNIVERSITY DRIVE
FORT WORTH. TEXAS 76107
(817) 336-5880
MEMBER AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

Independent Auditor's Report

To the Partners of
Henderson Terrace, L. P.
Bridgeport, Texas

I have audited the accompanying balance sheets of Henderson Terrace, L. P. as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the year and period then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Henderson Terrace, L. P. as of December 31, 1998 and 1997 and the results of its operations, changes in partners' capital and cash flows for the year and period then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 1-16 and 1-17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my, opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

Fort Worth, Texas
March 12, 1999
1-3

Robert C. Morris, CPA
716 S 1100 W
Cedar City, Utah 84720

INDEPENDENT AUDITORS' REPORT

To the partners
Hurricane Hills II LC

I have audited the accompanying balance sheets of Hurricane Hills II LC as of December 31, 1998, and the related partners' equity for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hurricane Hills II LC as of December 31, 1998, and the results of its operations, changes in Partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

GWEN WARD, P.C.
CERTIFIED PUBLIC ACCOUNTANT
609 UNIVERSITY DRIVE
FORT WORTH. TEXAS 76107
(817) 336-5880
Independent Auditor's Report
MEMBER AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

To the Partners of
Lakeview Little Elm, L. P.
Little Elm, Texas

I have audited the accompanying balance sheets of Lakeview Little Elm, L. P. as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the year and period then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeview Little Elm, L. P. as of December 31, 1998 and 1997 and the results of its operations, changes in partners' capital and cash flows for the year and period then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 1-16 and 1-17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Fort Worth, Texas
March 12, 1999
     1-3

GWEN WARD, P.C.
CERTIFIED PUBLIC ACCOUNTANT
609 UNIVERSITY DRIVE
FORT WORTH. TEXAS 76107
(817) 336-5880
Independent Auditor's Report
MEMBER AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

Independent Auditor's Report

To the Partners of
Mesquite Trails, L. P.
Jacksboro, Texas

I have audited the accompanying balance sheets of Mesquite Trails, L.P. as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the year and period then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mesquite Trails, L. P. as of December 31, 1998 and 1997 and the results of its operations, changes in partners' capital and cash flows for the year and period then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 1-16 and 1-17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the c financial statements taken as a whole.

Fort Worth, Texas
March 13, 1999

Bernard Robinson
&Company, L.L.P
Certified Public Accountant since 1947
MAILING ADDRESS OFFICES
P.O. BOX 19608 109 MUIRS CHAPEL ROAD
GREENSBORO, NC 27419-9608 GREENSBORO, NC 274 10
FAX 336-547-0840 TELEPHONE 336-294-4494

Independent Auditor's Report

To the Partners
N. M. V. A. Limited Partnership
Charlotte, North Carolina

We have audited the accompanying balance sheets of N. M. V. A. Limited Partnership (a Virginia limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for the year ended December 31, 1998 and for the period November 10, 1997 (date of inception) through December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of N. M. V. A. Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998 and for the period November 10, 1997 (date of inception) through December 31, 1997, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 5, 1999, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



CERTIFIED PUBLIC ACCOUNTANTS

Greensboro, North Carolina
February 5, 1999    Page I
GWEN WARD, P.C.
CERTIFIED PUBLIC ACCOUNTANT
609 UNIVERSITY DRIVE
FORT WORTH. TEXAS 76107
(817) 336-5880

Independent Auditor's Report

To the Partners of
Pilot Point Apartments, L. P.
Pilot Point, Texas

I have audited the accompanying balance sheets of Pilot Point Apartments, L. P. as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the year and period then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pilot Point Apartments, L. P. as of December 31, 1998 and 1997 and the results of its operations, changes in partners' capital and cash flows for the year and period then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 1-16 and 1-17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to basic financial statements taken as a whole.

Fort Worth, Texas
March 13, 1999


Fishbein & Company, P.C.
Elkins Park Square -- Suite 200
8080 Old York Road
Elkins Park, PA 19027-1455
215-635-3100
Fax: 215-635-5788
INDEPENDENT AUDITOR'S REPORT

January 21, 1999

Partners
Sencit Hampden Associates, L.P.

We have audited the accompanying balance sheets of SENCIT HAMPDEN ASSOCIATES, L.P., ROTH VILLAGE TOWNHOMES, PHFA Project No. 0-546, as of December 31, 1998, and the related statements of profit and loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sencit Hampden Associates, L.P. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.
HUNGERFORD & CO. Certified Public Accountants

A Professional Corporation

INDEPENDENT AUDITOR'S REPORT

To the Partners
Silver Creek/MHT Limited Dividend Housing
Association Limited Partnership

We have audited the accompanying balance sheet of Silver
Creek/MHT Limited Dividend Housing Association Limited
Partnership (a Michigan limited partnership) as of December 31,
1998. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Silver Creek/MHT Limited Dividend Housing Association Limited Partnership as of December 31, 1998, in conformity with generally accepted accounting principles.

March 11, 1999

13305 Reeck Road, Southgate, Michigan 48195 (734) 246-9600 FAX
(734) 246-8349
Members - American Institute of Certified Public Accountants -
Michigan Association of Certified Public Accountants
Robert C. Morris, CPA
716 S 1100 W
Cedar City, Utah 84720


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

I-3
Blume Loveridge & Co., PLLC

CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITOR'S REPORT

Partners
Courtside Housing Associates, A
Washington Limited Partnership
Bellevue, Washington

We have audited the accompanying balance sheet of Courtside Housing Associates, A Washington Limited Partnership, as of December 31, 1998, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Courtside Housing Associates, A Washington Limited
Partnership, as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The additional information shown on page 9 is presented for the purpose of additional analysis and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

February 15, 1999

Blume Loveridge & Co., PLLC
Bellevue, Washington

11100 NE 8th Street, Suite 410, Bellevue, WA 98004-4441 PHONE
(425) 453-2088 FAX (425) 646-3368
Dauby O'Connor & Zaleski

A Limited Liability Company
Certified Public Accountants

Independent Auditors' Report

To the Partners of
NHC Partnership 5, L.P.
(A Virginia Limited Partnership)

We have audited the accompanying balance sheet of NHC
Partnership 5, L.P. as of December 31, 1998, and the related statements of operations, changes in partners, equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also, includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NHC Partnership 5, L.P. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

January 22, 1999
Dauby O'Connor a Zaleski, LLC
Carmel, Indiana
Certified Public Accountants

698 Pro Med Lane Carmel, Indiana 46032 317-848-5700 Fax:
317-815-6140
Vander Ploeg
Bergakker &
Houtstra

Certified Public Accountants. & Consultants

Independent Auditor's Report

January 26, 1999

Partners
RHP 96-1 Limited Partnership
Novi, Michigan

We have audited the accompanying statement of assets, liabilities and capital of RHP 96-1 Limited Partnership as of December 31, 1998 and the related statements of revenue, expenses and partner capital and cash flows for the year then ended. These financial statements are the responsibility of RHP 96-1 Limited Partnership's management. Our responsibility is to express an opinion on the financial statement based upon our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RHP 96-1 Limited Partnership as of December 31, 1998 and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles.



Professional Corporation
FRIDUSS, LUKEE, SCHIFF & CO., R.C.
CERTIFIED PUBLIC ACCOUNTANTS
4747 WEST PETERSON AVENUE
CHICAGO, ILLINOIS 60646  MEMBERS
AMERICAN INSTITUTE OF CERTIFIED
(773) 777-4445
FAX (773) 777-6557

INDEPENDENT AUDITOR'S REPORT

To The Partners Of
EAST DOUGLAS APARTMENTS LIMITED PARTNERSHIP
(An Illinois Limited Partnership)

We have audited the accompanying balance sheets of EAST DOUGLAS APARTMENTS LIMITED PARTNERSHIP (An Illinois Limited Partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EAST DOUGLAS APARTMENTS LIMITED PARTNERSHIP as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information in Schedule I is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

FRIDUSS, LUKEE, SCHIFF CO., P.C.
Certified Public Accountants

Chicago, Illinois
June 30, 1997
RANKIN, RANKIN & COMPANY
Certified Public Accountants
Lookout Corporate Center
1717 Dixie Highway Suite 600
Ft Wright, Kentucky 41011
Tel 606/331-5000


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

RANKIN, RANKIN & COMPANY

Ft. Wright, Kentucky
February 20, 1997
Ehrhardt
Keefe
Steiner &
Hottman PC

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

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data included in the report (shown on pages 15 through 20) are presented for the purpose of additional analysis and are not. a required part of the basic financial statements of FHA Project No. 101-98011. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.
Ehrhardt Keefe Steiner & Hottman PC
February 14, 1997
Denver, Colorado
Audit Partner: Lisa M. Pease
EIN: 84-0869721
YOUNG & PRICKITT, P. C. Certified Public Accountants
111 Franklin Road, Suite 302
Roanoke, Virginia 24011-21 00
540/982-3852
540/343-9231 FAX

INDEPENDENT AUDITOR'S REPORT

To the Partners
Autumn Ridge Associates
Roanoke, Virginia:

We have audited the accompanying balance sheet of Autumn Ridge Associates (A Virginia Limited Partnership) as of December 31, 1996. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based our audit.

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

February 21, 1997
Sonnenberg & Company, CPAs
A Professional Corporation
Corporate Office: 5190 Governor Drive, Suite 201, San Diego,
California 92122
Regional Office: 15840 Ventura Blvd., Suite 208, Encino,
California 91436
Phone: (818) 986-5551   (800) 464-4HOA    FAX (818) 986-6318

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


Sonnenberg & Company, CPAs

February 12, 1997
Bybee & Company
A BUSINESS DEVELOPMENT COMPANY
100 South 500 West, Suite 200
Bountiful, Utah 84010
(801) 295-2992

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

May 30, 1997
SPAR & BOYER
Certified Public Accountants, L.L.P.

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

Dobbs Ferry, New York
February 6, 1996
MISCHLER
NURRE
WAITE
CERTIFIED PUBLIC ACCOUNTANTS
973 HATCH STREET
CINCINNATI, OHIO 45202
513-579-8787
FAX: 513-562-8683


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

Mischler, Nurre & Waite, Ltd.
Certified Public Accountants
Cincinnati, Ohio
February 5, 1997
MISCHLER
NURRE
WAITE
CERTIFIED PUBLIC ACCOUNTANTS
973 HATCH STREET
CINCINNATI, OHIO 45202
513-579-8787
FAX: 513-562-8683


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

Monroe, Louisiana
May 27, 1997

             Boston Capital Tax Credit Fund IV L.P.

                         BALANCE SHEETS

                     March 31, 1999 and 1998

                                                         Total -
                                           ---------------------
                                           ----------
                                                1999
                                                1998
                                           --------------     --
-----------
                ASSETS

INVESTMENTS IN OPERATING LIMITED
   PARTNERSHIPS (notes A and C)          $    352,630,004   $
263,155,258
OTHER ASSETS

   Cash and cash equivalents (notes
       A, H and I)                             14,152,267
4,193,020

   Investments available-for-sale
       (notes A and G)                         47,977,925
70,135,961

   Notes receivable (note D)                   14,174,473
24,395,853

   Deferred acquisition costs (notes
       A and C)                                 5,644,971
5,541,912

   Organization costs, net of
       accumulated amortization (note
       A)                                         623,193
603,443

   Other assets (note E)                       21,298,752
18,047,506
                                           --------------     --
                                         -----------$
                                         456,501,585   $
                                         386,072,953
                                           ==============
                                           ==============
              LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Accounts payable and accrued
       expenses                          $         98,803   $
486,292
   Line of credit                                 200,000
5,000,000

   Syndication costs payable                      312,955
-

   Accounts payable - affiliates
       (note B)                                 5,280,848
3,413,858

   Capital contributions payable
       (note C)                                73,541,468
70,863,665
                                           --------------     --
                                               -----------
                                               79,434,074
                                               79,763,815
                                           --------------     --
-----------PARTNERS' CAPITAL (note A)
   Assignor Limited
Partner

      Units of limited
          partnership
          interest
          consisting of
          65,000,000
          authorized
          beneficial
          assignee
          certificates
          (BACs), $10
          stated value per
          BAC, 49,998,759
          and 39,610,709
          at
          March 31, 1999 and 1998 are issued and outstanding to
the assignees                                           -                  -
   Assignees
      Units of beneficial interest of
          the    limited   partnership
          interest   of  the  assignor limited  partner,
          49,998,759 and  39,610,709 at March 31, 1999  and
          1998  issued  and
outstanding                                   377,341,887        306,404,507
   General Partner                               (501,370)          (326,595)
   Accumulated other comprehensive
       income                                     226,994            231,226
                                           --------------     --
                                              -----------
                                              377,067,511        306,309,138
                                           --------------     --
                                         -----------$             456,501,585   $
                                         386,072,953
                                           ==============
=============
Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.

                           (continued)

             Boston Capital Tax Credit Fund IV L.P.

                     March 31, 1999 and 1998

                                                       Series 20
                                           ---------------------
                                           -----------
                                                1999
                                                1998
                                           --------------     --
-----------
                ASSETS

INVESTMENTS IN OPERATING LIMITED
   PARTNERSHIPS (notes A and C)          $     20,817,668   $
23,307,328

OTHER ASSETS

   Cash and cash equivalents (notes
       A, H and I)                                223,286
198,679

   Investments available-for-sale
       (notes A and G)                                  -
374,317

   Notes receivable (note D)                            -
-

   Deferred acquisition costs (notes
       A and C)                                    98,235
98,235

   Organization costs, net of
       accumulated amortization (note
       A)                                          10,607
33,891

   Other assets (note E)                          726,093
433,334
                                           --------------     --
                                         -----------$
                                         21,875,889   $
                                         24,445,784
                                           ==============
                                           ==============
              LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Accounts payable and accrued
       expenses                          $              -   $
-
   Line of credit                                       -
-

   Syndication costs payable                            -
-

   Accounts payable - affiliates
       (note B)                                 1,331,964
952,716

   Capital contributions payable
       (note C)                                   388,026
524,696
                                           --------------     --
                                                -----------
                                                1,719,990
                                                1,477,412
                                           --------------     --
-----------PARTNERS' CAPITAL (note A)
   Assignor Limited
        Partner

      Units of limited
          partnership
          interest
          consisting
          of
          65,000,000
          authorized
          beneficial
          assignee
          certificates
          (BACs), $10
          stated value
          per BAC,
          3,866,700 at March 31, 1999 and 1998 are issued and
outstanding to the assignees                      -                        -
   Assignees
      Units of beneficial interest of
          the limited partnership interest of the assignor
          limited partner, 3,866,700 at March 31, 1999 and 1998
issued and outstanding                         20,284,905         23,068,223
   General Partner                               (129,006)          (100,892)
   Accumulated other comprehensive
       income                                           -              1,041
                                           --------------     --
------------
                                               20,155,899         22,968,372
                                           --------------     --
------------
                                         $     21,875,889   $     24,445,784
                                           ==============
==============

Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.

                           (continued)

             Boston Capital Tax Credit Fund IV L.P.

                     March 31, 1999 and 1998

                                                       Series 21
                                           ---------------------
                                           -----------
                                                1999
                                                1998
                                           --------------     --
-----------
                ASSETS

INVESTMENTS IN OPERATING LIMITED
   PARTNERSHIPS (notes A and C)          $      7,984,415   $
9,560,326

OTHER ASSETS

   Cash and cash equivalents (notes
       A, H and I)                                204,141
171,025

   Investments available-for-sale
       (notes A and G)                            777,925
1,017,352

   Notes receivable (note D)                      641,542
641,542

   Deferred acquisition costs (notes
       A and C)                                    53,731
53,731

   Organization costs, net of
       accumulated amortization (note
       A)                                               -
12,523

   Other assets (note E)                          268,066
249,118
                                           --------------     --
                                         -----------$
                                         9,929,820   $
                                         11,705,617
              LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Accounts payable and accrued
       expenses                          $              -   $
-
   Line of credit                                       -
-

   Syndication costs payable                            -
-

   Accounts payable - affiliates
       (note B)                                   623,670
597,830

   Capital contributions payable
       (note C)                                   709,193
860,126
                                           --------------     --
                                                -----------
                                                1,332,863
                                                1,457,956
                                           --------------     --
-----------PARTNERS' CAPITAL (note A)
   Assignor Limited
Partner

      Units of limited
          partnership
          interest
          consisting of
          65,000,000
          authorized
          beneficial
          assignee
          certificates
          (BACs), $10
          stated value
          per BAC,
          1,892,700 at
          March 31, 1999
          and 1998 are issued and
          outstanding to the assignees                  -                  -
   Assignees

      Units of beneficial interest of
          the limited partnership interest of the assignor
          limited partner, 1,892,700 at March 31, 1999 and 1998
issued and outstanding                          8,667,497         10,304,349
   General Partner                                (76,038)           (59,504)
   Accumulated other comprehensive
       income                                       5,498              2,816
                                           --------------     --
------------
                                                8,596,957         10,247,661
                                           --------------     --
------------
                                         $      9,929,820   $     11,705,617
                                           ==============
==============

Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.

                           (continued)

             Boston Capital Tax Credit Fund IV L.P.

                     March 31, 1999 and 1998

                                                       Series 22
                                           ---------------------
                                           -----------
                                                1999
                                                1998
                                           --------------     --
-----------
                ASSETS

INVESTMENTS IN OPERATING LIMITED
   PARTNERSHIPS (notes A and C)          $     14,961,440   $
16,104,712

OTHER ASSETS

   Cash and cash equivalents (notes
       A, H and I)                                319,333
99,260

   Investments available-for-sale
       (notes A and G)                            272,533
385,678

   Notes receivable (note D)                      462,686
1,796,240

   Deferred acquisition costs (notes
       A and C)                                   168,844
202,011

   Organization costs, net of
       accumulated amortization (note
       A)                                           9,694
22,232

   Other assets (note E)                          165,466
438,091
                                           --------------     --
                                         -----------$
                                         16,359,996   $
                                         19,048,224
                                           ==============
                                           ==============
              LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Accounts payable and accrued
       expenses                          $              -   $
-
   Line of credit                                       -
-

   Syndication costs payable                            -
-

   Accounts payable - affiliates
       (note B)                                   791,555
536,965

   Capital contributions payable
       (note C)                                   550,641
1,836,296
                                           --------------     --
                                                -----------
                                                1,342,196
                                                2,373,261
                                           --------------     --
-----------PARTNERS' CAPITAL (note A)
   Assignor Limited
        Partner

      Units of limited
          partnership
          interest
          consisting
          of
          65,000,000
          authorized
          beneficial
          assignee
          certificates
          (BACs), $10
          stated value
          per BAC,
          2,564,400 at March 31, 1999 and 1998 are issued and
outstanding to the assignees                      -                        -
   Assignees
      Units of beneficial interest of
          the limited partnership interest of the assignor
          limited partner, 2,564,400 at March 31, 1999 and 1998
issued and outstanding                         15,084,797         16,726,229
   General Partner                                (68,922)           (52,342)
   Accumulated other comprehensive
       income                                       1,925              1,076
                                           --------------     --
------------
                                               15,017,800         16,674,963
                                           --------------     --
------------
                                         $     16,359,996   $     19,048,224
                                           ==============
==============

Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.

                           (continued)

             Boston Capital Tax Credit Fund IV L.P.

                     March 31, 1999 and 1998

                                                       Series 23
                                           ---------------------
                                           -----------
                                                1999
                                                1998
                                           --------------     --
-----------
                ASSETS

INVESTMENTS IN OPERATING LIMITED
   PARTNERSHIPS (notes A and C)          $     21,681,096   $
23,271,914

OTHER ASSETS

   Cash and cash equivalents (notes
       A, H and I)                                610,758
75,562

   Investments available-for-sale
       (notes A and G)                                  -
584,414

   Notes receivable (note D)                      456,751
2,186,398

   Deferred acquisition costs (notes
       A and C)                                   171,769
166,697

   Organization costs, net of
       accumulated amortization (note
       A)                                          16,933
30,006

   Other assets (note E)                          393,309
713,561
                                           --------------     --
                                         -----------$
                                         23,330,616   $
                                         27,028,552
                                           ==============
                                           ==============
              LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Accounts payable and accrued
       expenses                          $              -   $
-
   Line of credit                                       -
-

   Syndication costs payable                            -
-

   Accounts payable - affiliates
       (note B)                                   413,155
297,891

   Capital contributions payable
       (note C)                                   772,817
2,724,109
                                           --------------     --
                                                -----------
                                                1,185,972
                                                3,022,000
                                           --------------     --
-----------PARTNERS' CAPITAL (note A)
   Assignor Limited
        Partner

      Units of limited
          partnership
          interest
          consisting
          of
          65,000,000
          authorized
          beneficial
          assignee
          certificates
          (BACs), $10
          stated value
          per BAC,
          3,336,727 at March 31, 1999 and 1998 are issued and
outstanding to the assignees                      -                        -
   Assignees
      Units of beneficial interest of
          the limited partnership interest of the assignor
          limited partner, 3,336,727 at March 31, 1999 and 1998
issued and outstanding                         22,208,044         24,049,616
   General Partner                                (63,400)           (44,798)
   Accumulated other comprehensive
       income                                           -              1,734
                                           --------------     --
------------
                                               22,144,644         24,006,552
                                           --------------     --
------------
                                         $     23,330,616   $     27,028,552
                                           ==============
==============

Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.

                           (continued)

             Boston Capital Tax Credit Fund IV L.P.

                     March 31, 1999 and 1998

                                                      Series 24
                                         -----------------------
                                         -----------
                                               1999
                                               1998
                                         ----------------   ----
-----------
                ASSETS

INVESTMENTS IN OPERATING LIMITED
   PARTNERSHIPS (notes A and C)         $     13,973,053   $
15,422,126

OTHER ASSETS

   Cash and cash equivalents (notes
       A, H and I)                               304,564
275,033

   Investments available-for-sale
       (notes A and G)                           188,039
198,587

   Notes receivable (note D)                     551,210
779,231

   Deferred acquisition costs (notes
       A and C)                                  280,602
276,690

   Organization costs, net of
       accumulated amortization (note
       A)                                         19,470
32,450

   Other assets (note E)                         674,603
756,754
                                         ----------------   ----
                                        -----------$
                                        15,991,541   $
                                        17,740,871
                                         ================
                                         ================
              LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Accounts payable and accrued
       expenses                         $              -   $
27,000
   Line of credit                                      -
-

   Syndication costs payable                           -
-

   Accounts payable - affiliates
       (note B)                                  546,259
313,111

   Capital contributions payable
       (note C)                                1,285,736
1,518,325
                                         ----------------   ----
                                               -----------
                                               1,831,995
                                               1,858,436
                                         ----------------   ----
-----------PARTNERS' CAPITAL (note A)
   Assignor Limited
        Partner

      Units of limited
          partnership
          interest
          consisting
          of
          65,000,000
          authorized
          beneficial
          assignee
          certificates
          (BACs), $10
          stated value
          per BAC,
          2,169,878 at March 31, 1999 and 1998 are issued and
outstanding to the assignees                     -                        -
   Assignees
      Units of beneficial interest of
          the limited partnership interest of the assignor
          limited partner, 2,169,878 at March 31, 1999 and 1998
issued and outstanding                        14,201,933         15,908,401
   General Partner                               (43,716)           (26,479)
   Accumulated other comprehensive
       income                                      1,329                513
                                         ----------------   ----
------------
                                              14,159,546         15,882,435
                                         ----------------   ----
------------
                                        $     15,991,541   $     17,740,871
                                         ================
================

Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.

                           (continued)

             Boston Capital Tax Credit Fund IV L.P.

                     March 31, 1999 and 1998

                                                       Series 25
                                           ---------------------
                                           -----------
                                                1999
                                                1998
                                           --------------     --
-----------
                ASSETS

INVESTMENTS IN OPERATING LIMITED
   PARTNERSHIPS (notes A and C)          $     20,921,953   $
22,681,362

OTHER ASSETS

   Cash and cash equivalents (notes
       A, H and I)                                660,000
173,979

   Investments available-for-sale
       (notes A and G)                            529,693
998,627

   Notes receivable (note D)                      551,221
754,841

   Deferred acquisition costs (notes
       A and C)                                   281,804
279,327

   Organization costs, net of
       accumulated amortization (note
       A)                                          18,354
28,842

   Other assets (note E)                        1,322,390
1,713,420
                                           --------------     --
                                         -----------$
                                         24,285,415   $
                                         26,630,398
                                           ==============
                                           ==============
              LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Accounts payable and accrued
       expenses                          $              -   $
-
   Line of credit                                       -
-

   Syndication costs payable                            -
-

   Accounts payable - affiliates
       (note B)                                   272,676
-

   Capital contributions payable
       (note C)                                 2,704,223
3,396,767
                                           --------------     --
                                                -----------
                                                2,976,899
                                                3,396,767
                                           --------------     --
-----------PARTNERS' CAPITAL (note A)
   Assignor Limited
        Partner

      Units of limited
          partnership
          interest
          consisting
          of
          65,000,000
          authorized
          beneficial
          assignee
          certificates
          (BACs), $10
          stated value
          per BAC,
          3,026,109 at March 31, 1999 and 1998 are issued and
outstanding to the assignees                      -                        -
   Assignees
      Units of beneficial interest of
          the limited partnership interest of the assignor
          limited partner, 3,026,109 at March 31, 1999 and 1998
issued and outstanding                         21,349,087         23,255,931
   General Partner                                (44,397)           (25,136)
   Accumulated other comprehensive
       income                                       3,826              2,836
                                           --------------     --
------------
                                               21,308,516         23,233,631
                                           --------------     --
------------
                                         $     24,285,415   $     26,630,398
                                           ==============
==============

Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.

                           (continued)

             Boston Capital Tax Credit Fund IV L.P.

                     March 31, 1999 and 1998

                                                       Series 26
                                           ---------------------
                                           -----------
                                                1999
                                                1998
                                           --------------     --
-----------
                ASSETS

INVESTMENTS IN OPERATING LIMITED
   PARTNERSHIPS (notes A and C)          $     29,938,230   $
29,729,194

OTHER ASSETS

   Cash and cash equivalents (notes
       A, H and I)                              1,190,003
105,301

   Investments available-for-sale
       (notes A and G)                            721,150
6,645,272

   Notes receivable (note D)                      653,909
1,173,727

   Deferred acquisition costs (notes
       A and C)                                   475,012
601,034

   Organization costs, net of
       accumulated amortization (note
       A)                                          42,595
61,526

   Other assets (note E)                        3,856,657
3,764,864
                                           --------------     --
                                         -----------$
                                         36,877,556   $
                                         42,080,918
                                           ==============
                                           ==============
              LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Accounts payable and accrued
       expenses                          $             90   $
82
   Line of credit                                       -
-

   Syndication costs payable                            -
-

   Accounts payable - affiliates
       (note B)                                   266,608
17,324

   Capital contributions payable
       (note C)                                 5,548,536
9,269,613
                                           --------------     --
                                                -----------
                                                5,815,234
                                                9,287,019
                                           --------------     --
-----------PARTNERS' CAPITAL (note A)
   Assignor Limited
        Partner

      Units of limited
          partnership
          interest
          consisting
          of
          65,000,000
          authorized
          beneficial
          assignee
          certificates
          (BACs), $10
          stated value
          per BAC,
          3,995,900 at March 31, 1999 and 1998, are issued and
outstanding to the assignees                      -                        -
   Assignees
      Units of beneficial interest of
          the limited partnership interest of the assignor
          limited partner, 3,995,900 at March 31, 1999 and 1998,
issued and outstanding                         31,085,523         32,787,697
   General Partner                                (29,727)           (12,533)
   Accumulated other comprehensive
       income                                       6,526             18,735
                                           --------------     --
------------
                                               31,062,322         32,793,899
                                           --------------     --
------------
                                         $     36,877,556   $     42,080,918
                                           ==============
==============

Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.

                           (continued)

             Boston Capital Tax Credit Fund IV L.P.

                     March 31, 1999 and 1998

                                                       Series 27
                                           ---------------------
                                           -----------
                                                1999
                                                1998
                                           --------------     --
-----------
                ASSETS

INVESTMENTS IN OPERATING LIMITED
   PARTNERSHIPS (notes A and C)          $     16,996,406   $
18,158,317

OTHER ASSETS

   Cash and cash equivalents (notes
       A, H and I)                              1,328,141
258,292

   Investments available-for-sale
       (notes A and G)                            140,982
2,664,947

   Notes receivable (note D)                      270,649
653,377

   Deferred acquisition costs (notes
       A and C)                                   402,321
458,280

   Organization costs, net of
       accumulated amortization (note
       A)                                          38,806
54,328

   Other assets (note E)                        1,017,819
1,515,909
                                           --------------     --
                                         -----------$
                                         20,195,124   $
                                         23,763,450
                                           ==============
                                           ==============
              LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Accounts payable and accrued
       expenses                          $              -   $
-
   Line of credit                                       -
-

   Syndication costs payable                            -
-

   Accounts payable - affiliates
       (note B)                                   430,737
125,327

   Capital contributions payable
       (note C)                                 1,645,618
3,524,022
                                           --------------     --
                                                -----------
                                                2,076,355
                                                3,649,349
                                           --------------     --
-----------PARTNERS' CAPITAL (note A)
   Assignor Limited
        Partner

      Units of limited
          partnership
          interest
          consisting
          of
          65,000,000
          authorized
          beneficial
          assignee
          certificates
          (BACs), $10
          stated value
          per BAC,
          2,460,700 at March 31, 1999 and 1998 are issued and
outstanding to the assignees                      -                        -
   Assignees
      Units of beneficial interest of
          the limited partnership interest of the assignor
          limited partner, 2,460,700 at March 31, 1999 and 1998
issued and outstanding                         18,142,362         20,116,351
   General Partner                                (25,276)            (8,114)
   Accumulated other comprehensive
       income                                       1,683              5,864
                                           --------------     --
------------
                                               18,118,769         20,114,101
                                           --------------     --
------------
                                         $     20,195,124   $     23,763,450
                                           ==============
==============

Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.

                           (continued)

             Boston Capital Tax Credit Fund IV L.P.

                     March 31, 1999 and 1998

                                                       Series 28
                                           ---------------------
                                           -----------
                                                1999
                                                1998
                                           --------------     --
-----------
                ASSETS

INVESTMENTS IN OPERATING LIMITED
   PARTNERSHIPS (notes A and C)          $     32,194,655   $
28,144,829

OTHER ASSETS

   Cash and cash equivalents (notes
       A, H and I)                                569,820
483,635

   Investments available-for-sale
       (notes A and G)                          4,164,571
12,270,184

   Notes receivable (note D)                    1,477,458
240,575

   Deferred acquisition costs (notes
       A and C)                                    70,092
539,209

   Organization costs, net of
       accumulated amortization (note
       A)                                          55,896
76,222

   Other assets (note E)                          205,606
204,913
                                           --------------     --
                                         -----------$
                                         38,738,098   $
                                         41,959,567
                                           ==============
                                           ==============
              LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Accounts payable and accrued
       expenses                          $              -   $
-
   Line of credit                                       -
-

   Syndication costs payable                            -
-

   Accounts payable - affiliates
       (note B)                                   256,148
4,681

   Capital contributions payable
       (note C)                                 4,440,923
7,185,987
                                           --------------     --
                                                -----------
                                                4,697,071
                                                7,190,668
                                           --------------     --
-----------PARTNERS' CAPITAL (note A)
   Assignor Limited
        Partner

      Units of limited
          partnership
          interest
          consisting
          of
          65,000,000
          authorized
          beneficial
          assignee
          certificates
          (BACs), $10
          stated value
          per BAC,
          4,000,738 at March 31, 1999 and 1998 are issued and
outstanding to the assignees                      -                        -
   Assignees
      Units of beneficial interest of
          the limited partnership interest of the assignor
          limited partner, 4,000,738 at March 31, 1999 and 1998
issued and outstanding                         34,013,990         34,737,846
   General Partner                                 (3,685)             3,557
   Accumulated other comprehensive
       income                                      30,722             27,496
                                           --------------     --
------------
                                               34,041,027         34,768,899
                                           --------------     --
------------
                                         $     38,738,098   $     41,959,567
                                           ==============
==============

Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.

                           (continued)

             Boston Capital Tax Credit Fund IV L.P.

                     March 31, 1999 and 1998

                                                       Series 29
                                           ---------------------
                                           -----------
                                                1999
                                                1998
                                           --------------     --
-----------
                ASSETS

INVESTMENTS IN OPERATING LIMITED
   PARTNERSHIPS (notes A and C)          $     31,006,270   $
24,760,987

OTHER ASSETS

   Cash and cash equivalents (notes
       A, H and I)                              1,066,404
305,731

   Investments available-for-sale
       (notes A and G)                          5,250,347
13,567,187

   Notes receivable (note D)                      835,878
1,428,362

   Deferred acquisition costs (notes
       A and C)                                    13,596
816,252

   Organization costs, net of
       accumulated amortization (note
       A)                                          49,448
64,663

   Other assets (note E)                           26,001
2,437,225
                                           --------------     --
                                         -----------$
                                         38,247,944   $
                                         43,380,407
                                           ==============
                                           ==============
              LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Accounts payable and accrued
       expenses                          $              -   $
-
   Line of credit                                       -
-

   Syndication costs payable                            -
-

   Accounts payable - affiliates
       (note B)                                     6,511
56,703

   Capital contributions payable
       (note C)                                 5,800,186
9,330,218
                                           --------------     --
                                                -----------
                                                5,806,697
                                                9,386,921
                                           --------------     --
-----------PARTNERS' CAPITAL (note A)
   Assignor Limited
        Partner

      Units of limited
          partnership
          interest
          consisting
          of
          65,000,000
          authorized
          beneficial
          assignee
          certificates
          (BACs), $10
          stated value
          per BAC,
          3,991,800 at March 31, 1999 and 1998 are issued and
outstanding to the assignees                      -                        -
   Assignees
      Units of beneficial interest of
          the limited partnership interest of the assignor
          limited partner, 3,991,800 at March 31, 1999 and 1998,
issued and outstanding                         32,431,904         33,941,732
   General Partner                                (16,900)            (2,758)
   Accumulated other comprehensive
       income                                      26,243             54,512
                                           --------------     --
------------
                                               32,441,247         33,993,486
                                           --------------     --
------------
                                         $     38,247,944   $     43,380,407
                                           ==============
==============

Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.

                           (continued)

             Boston Capital Tax Credit Fund IV L.P.

                     March 31, 1999 and 1998

                                                       Series 30
                                           ---------------------
                                           -----------
                                                1999               1998
                                           --------------     --
-----------
                ASSETS

INVESTMENTS IN OPERATING LIMITED
   PARTNERSHIPS (notes A and C)          $     18,385,611   $
14,400,077

OTHER ASSETS

   Cash and cash equivalents (notes
       A, H and I)                              1,339,143          1,162,518

   Investments available-for-sale
       (notes A and G)                          5,366,697
10,891,290

   Notes receivable (note D)                    1,415,196          1,422,259

   Deferred acquisition costs (notes
       A and C)                                   510,332          1,062,082

   Organization costs, net of
       accumulated amortization (note
       A)                                          48,501             62,358

   Other assets (note E)                          888,146          3,853,336
                                           --------------     --
                                         -----------$
                                         27,953,626   $
                                         32,853,920
                                           ==============
                                           ==============
            LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Accounts payable and accrued
       expenses                          $              -   $              -
   Line of credit                                       -                  -

   Syndication costs payable                            -                  -

   Accounts payable - affiliates
       (note B)                                     6,196              1,002

   Capital contributions payable
       (note C)                                 5,188,387          9,721,288
                                           --------------     --
                                                -----------
                                                5,194,583          9,722,290
                                           --------------     --
-----------PARTNERS' CAPITAL (note A)
   Assignor Limited
        Partner

      Units of limited
          partnership
          interest
          consisting
          of
          65,000,000
          authorized
          beneficial
          assignee
          certificates
          (BACs), $10
          stated value
          per BAC,
          2,651,000 at March 31, 1999 and 1998, are issued and
outstanding to the assignees                      -                        -
   Assignees
      Units of beneficial interest of
          the limited partnership interest of the assignor
          limited partner, 2,651,000 at March 31, 1999 and 1998,
issued and outstanding                         22,733,909         23,106,377
   General Partner                                    264              3,313
   Accumulated other comprehensive
       income                                      24,870             21,940
                                           --------------     --
------------
                                               22,759,043         23,131,630
                                           --------------     --
------------
                                         $     27,953,626   $     32,853,920
                                           ==============
==============

Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.

                           (continued)

             Boston Capital Tax Credit Fund IV L.P.

                     March 31, 1999 and 1998

                                                       Series 31
                                           ---------------------
                                           -----------
                                                1999
                                                1998
                                           --------------     --
-----------
                ASSETS

INVESTMENTS IN OPERATING LIMITED
   PARTNERSHIPS (notes A and C)          $     35,524,458   $
29,042,410

OTHER ASSETS

   Cash and cash equivalents (notes
       A, H and I)                              1,294,456
811,235

   Investments available-for-sale
       (notes A and G)                          5,366,127
14,537,576

   Notes receivable (note D)                    2,221,022
7,309,603

   Deferred acquisition costs (notes
       A and C)                                         -
672,182

   Organization costs, net of
       accumulated amortization (note
       A)                                          51,385
65,087

   Other assets (note E)                          974,611
489,053
                                           --------------     --
                                         -----------$
                                         45,432,059   $
                                         52,927,146
                                           ==============
                                           ==============
   LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Accounts payable and accrued
       expenses                          $          1,660   $
27,359
   Line of credit                                       -
-

   Syndication costs payable                            -
-

   Accounts payable - affiliates
       (note B)                                     1,390
417,337

   Capital contributions payable
       (note C)                                 8,010,788
14,425,302
                                           --------------     --
                                                -----------
                                                8,013,838
                                                14,869,998
                                           --------------     --
-----------PARTNERS' CAPITAL (note A)
   Assignor Limited
        Partner

      Units of limited
          partnership
          interest
          consisting
          of
          65,000,000
          authorized
          beneficial
          assignee
          certificates
          (BACs), $10
          stated value
          per BAC,
          4,417,857 at March 31, 1999 and 1998, are issued and
outstanding to the assignees                      -                        -
   Assignees
      Units of beneficial interest of
          the limited partnership interest of the assignor
          limited partner, 4,417,857 at March 31, 1999 and 1998,
issued and outstanding                         37,405,408         37,991,231
   General Partner                                 (5,325)              (697)
   Accumulated other comprehensive
       income                                      18,138             66,614
                                           --------------     --
------------
                                               37,418,221         38,057,148
                                           --------------     --
------------
                                         $     45,432,059   $     52,927,146
                                           ==============
==============

Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.

                           (continued)

             Boston Capital Tax Credit Fund IV L.P.

                     March 31, 1999 and 1998

                                                       Series 32
                                           ---------------------
                                           -----------
                                                1999               1998
                                           --------------     --
-----------
                ASSETS

INVESTMENTS IN OPERATING LIMITED
   PARTNERSHIPS (notes A and C)          $     35,492,664   $      8,571,676

OTHER ASSETS

   Cash and cash equivalents (notes
       A, H and I)                              1,625,906             72,770

   Investments available-for-sale
       (notes A and G)                          9,246,829          6,000,530

   Notes receivable (note D)                    1,995,249          6,009,698

   Deferred acquisition costs (notes
       A and C)                                   723,349            316,182

   Organization costs, net of
       accumulated amortization (note
       A)                                          50,418             59,315

   Other assets (note E)                        1,970,512          1,477,928
                                           --------------     --
                                         -----------$              51,104,927   $
                                         22,508,099
                                           ==============
   ============== LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Accounts payable and accrued
       expenses                          $              -   $        431,851
   Line of credit                                       -          5,000,000

   Syndication costs payable                            -                  -

   Accounts payable - affiliates
       (note B)                                       103             92,971

   Capital contributions payable
       (note C)                                10,155,068          6,546,916
                                           --------------     --
                                               -----------
                                               10,155,171
                                               12,071,738
                                           --------------     --
-----------PARTNERS' CAPITAL (note A)
   Assignor Limited
        Partner

      Units of limited
          partnership
          interest
          consisting
          of
          65,000,000
          authorized
          beneficial
          assignee
          certificates
          (BACs), $10
          stated value
          per BAC,
          4,754,198 and 1,236,200 at March 31, 1999 and 1998,
          respectively, are issued and
outstanding to the assignees                      -
-
   Assignees
      Units of beneficial interest of
          the limited partnership interest of the assignor
          limited partner, 4,754,198 and 1,236,200 at March 31,
          1999 and 1998, respectively,
issued and outstanding                         40,911,216
10,410,524
   General Partner                                  2,486
(212)
   Accumulated other comprehensive
       income                                      36,054
26,049
                                           --------------     --
                                               -----------
                                               40,949,756
                                               10,436,361
                                           --------------     --
                                         -----------$
                                         51,104,927   $
                                         22,508,099
                                           ==============
==============
Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.

                           (continued)

             Boston Capital Tax Credit Fund IV L.P.

                     March 31, 1999 and 1998

                                                                 Series 33 ----------
                                                              ---
                                                                   1
                                                                   9
                                                                   9
                                                                   9
                                                              --
-----------
                ASSETS

INVESTMENTS IN OPERATING LIMITED
   PARTNERSHIPS (notes A and C)                             $     19,871,865

OTHER ASSETS

   Cash and cash equivalents (notes
       A, H and I)                                                   685,857
   Investments available-for-sale
       (notes A and G)                                             5,892,859

   Notes receivable (note D)                                          46,280

   Deferred acquisition costs (notes
       A and C)                                                      668,353

   Organization costs, net of
       accumulated amortization (note
       A)                                                             83,770

   Other assets (note E)                                           1,078,560
                                                              --
                                                            ----
                                                            ----
                                                            ---$    28,327,544

   ============== LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Accounts payable and accrued
       expenses                                             $              -
   Line of credit                                                          -

   Syndication costs payable                                               -

   Accounts payable - affiliates
       (note B)                                                        6,443

   Capital contributions payable
       (note C)                                                    5,507,151
                                                              ------
                                                                   --
                                                                   --
                                                                   --
                                                                   -
                                                                   5
                                                                   ,
                                                                   5
                                                                   1
                                                                   3
                                                                   ,
                                                                   5
                                                                   9
                                                                   4
                                                              --
-----------PARTNERS' CAPITAL (note A)
   Assignor Limited
        Partner

      Units of limited
          partnership
          interest
          consisting
          of
          65,000,000
          authorized
          beneficial
          assignee
          certificates
          (BACs), $10
          stated value
          per BAC,
          2,636,533 at March 31, 1999, are issued and
          outstanding
to the assignees                                                           -
   Assignees
      Units of beneficial interest of
          the limited partnership interest of the assignor
          limited partner, 2,636,533 at March 31, 1999,  issued
and outstanding                                                   22,776,691
   General Partner                                                     1,941
   Accumulated other comprehensive
       income                                                         35,318
                                                              -----
                                                                  --
                                                                  --
                                                                  --
                                                                  --
                                                                  2
                                                                  2
                                                                  ,
                                                                  8
                                                                  1
                                                                  3
                                                                  ,
                                                                  9
                                                                  5
                                                                  0
                                                              --
                                                            ----
                                                            ----
                                                            ---$      28,327,544

==============
Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.

                           (continued)

             Boston Capital Tax Credit Fund IV L.P.

                     March 31, 1999 and 1998

                                                                 Series 34 ----------
                                                              ---
                                                                   1
                                                                   9
                                                                   9
                                                                   9
                                                              --
-----------
                ASSETS

INVESTMENTS IN OPERATING LIMITED
   PARTNERSHIPS (notes A and C)                             $     22,247,242
OTHER ASSETS
   Cash and cash equivalents (notes
       A, H and I)                                                 2,482,579
   Investments available-for-sale
       (notes A and G)                                             9,666,568

   Notes receivable (note D)                                       1,678,562

   Deferred acquisition costs (notes
       A and C)                                                      904,527

   Organization costs, net of
       accumulated amortization (note
       A)                                                            110,441

   Other assets (note E)                                           5,146,310
                                                              --
                                                            ----
                                                            ----
                                                            ---$   42,236,229

   ============== LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Accounts payable and accrued
       expenses                                             $            493
   Line of credit                                                          -

   Syndication costs payable                                               -

   Accounts payable - affiliates
       (note B)                                                       32,894

   Capital contributions payable
       (note C)                                                   12,032,400
                                                              -----
                                                                  --
                                                                  --
                                                                  --
                                                                  --
                                                                  1
                                                                  2
                                                                  ,
                                                                  0
                                                                  6
                                                                  5
                                                                  ,
                                                                  7
                                                                  8
                                                                  7
                                                              --
-----------PARTNERS' CAPITAL (note A)
   Assignor Limited
        Partner

      Units of limited
          partnership
          interest
          consisting
          of
          65,000,000
          authorized
          beneficial
          assignee
          certificates
          (BACs), $10
          stated value
          per BAC,
          3,529,319 at March 31, 1999, are issued and
          outstanding
to the assignees                                                           -
   Assignees
      Units of beneficial interest of
          the limited partnership interest of the assignor
          limited partner, 3,529,319 at March 31, 1999,  issued
and outstanding                                                   30,136,760
   General Partner                                                       399
   Accumulated other comprehensive
       income                                                         33,283
                                                              -----
                                                                  --
                                                                  --
                                                                  --
                                                                  --
                                                                  3
                                                                  0
                                                                  ,
                                                                  1
                                                                  7
                                                                  0
                                                                  ,
                                                                  4
                                                                  4
                                                                  2
                                                              --
                                                            ----
                                                            ----
                                                            ---$      42,236,229

==============
Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.

                           (continued)

             Boston Capital Tax Credit Fund IV L.P.

                     March 31, 1999 and 1998

                                                                 Series 35 ----------
                                                              ---
                                                                   1
                                                                   9
                                                                   9
                                                                   9
                                                              --
-----------
                ASSETS

INVESTMENTS IN OPERATING LIMITED
   PARTNERSHIPS (notes A and C)                             $     10,632,978

OTHER ASSETS

   Cash and cash equivalents (notes
       A, H and I)                                                   247,876
   Investments available-for-sale
       (notes A and G)                                               393,605

   Notes receivable (note D)                                         916,860

   Deferred acquisition costs (notes
       A and C)                                                      822,404

   Organization costs, net of
       accumulated amortization (note
       A)                                                             16,875

   Other assets (note E)                                           2,584,603
                                                              --
                                                            ----
                                                            ----
                                                            ---$    15,615,201

   ============== LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Accounts payable and accrued
       expenses                                             $         96,560
   Line of credit                                                    200,000

   Syndication costs payable                                         312,955

   Accounts payable - affiliates
       (note B)                                                      294,539

   Capital contributions payable
       (note C)                                                    8,801,775
                                                              ------
                                                                   --
                                                                   --
                                                                   --
                                                                   -
                                                                   9
                                                                   ,
                                                                   7
                                                                   0
                                                                   5
                                                                   ,
                                                                   8
                                                                   2
                                                                   9
                                                              --
-----------PARTNERS' CAPITAL (note A)
   Assignor Limited
        Partner

      Units of limited
          partnership
          interest
          consisting
          of
          65,000,000
          authorized
          beneficial
          assignee
          certificates
          (BACs), $10
          stated value
          per BAC,
          704,200 at March 31, 1999, are issued and outstanding
to the assignees                                                           -
   Assignees
      Units of beneficial interest of
          the limited partnership interest of the assignor limited
          partner, 704,200 at March 31, 1999,  issued and
outstanding
5,907,861
   General Partner
(68)
   Accumulated other comprehensive
       income
1,579
                                                              ----------
                                                                   ---
                                                                   5,909
                                                                   ,372
                                                              ----------
                                                            ---$
                                                            15,615,201
                                                              ==========
                                                              ====

Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.

                               (continued)

                    Boston Capital Tax Credit Fund IV L.P.
                          STATEMENTS OF OPERATIONS

                                                                      Total -----------
                                               ---------------------------------------
                                               Year ended          Year ended
                                               Year ended
                                                March 31,           March 31,
March 31,
                                                  1999                1998
1997
                                              ------------        ------------        -
-----------
Income

   Interest income                           $  4,604,150        $  4,007,240        $
2,498,953
                                              ------------        ------------        -
-----------

Share of losses from operating limited
   partnerships (note A)                      (16,178,884)        (12,821,176)
(10,783,903)*
                                              ------------        ------------        -
-----------
Expenses

   Fund management fee (note B)                 3,702,096           2,454,590
1,747,642

   Amortization (note A)                          200,643             163,770
118,360

   General and administrative
       expenses (note B)                        1,444,688           1,528,261
1,099,740

   Professional fees                              555,193             507,864
317,809
                                              ------------        ------------        -
-----------
                                                5,902,620           4,654,485
3,283,551
                                              ------------        ------------        -
-----------

      NET LOSS (note A)                      $(17,477,354)       $(13,468,421)
$(11,568,501)
                                              ============        ============
============

Net loss allocated to general partner        $   (174,775)       $   (134,685)       $
(115,684)
                                              ============        ============
============

Net loss allocated to assignees              $(17,302,579)       $(13,333,736)
$(11,452,817)
                                              ============        ============
============

Net loss per BAC                             $      (0.36)       $      (0.36)       $
(0.50)
                                              ============        ============
============

Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included. Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.

* Includes net of gain on disposition of investment of $25,059 for Series
   21, $4,596 for Series 22, and $23,253 for Series 24.

                               (continued)

                    Boston Capital Tax Credit Fund IV L.P.
                    STATEMENTS OF OPERATIONS - CONTINUED

                                                                        Series 20 ------------
                                               ----------------------------------------------
                                                Year ended             Year ended
                                                Year ended
                                              March 31, 1999         March 31, 1998
March 31, 1997
                                              --------------         --------------        ---
-----------
Income

   Interest income                           $         8,005        $        52,699       $
41,051
                                              --------------         --------------        ---
-----------

Share of losses from operating limited
   partnerships (note A)                          (2,359,812)            (2,516,153)
(2,941,378)
                                              --------------         --------------        ---
-----------
Expenses

   Fund management fee (note B)                      358,566                270,336
325,113

   Amortization (note A)                              23,284                 23,285
23,285

   General and administrative
       expenses (note B)                              34,973                 56,682
43,900

   Professional fees                                  42,802                 30,488
27,598
                                              --------------         --------------        ---
-----------
                                                     459,625                380,791
419,896
                                              --------------         --------------        ---
-----------

      NET LOSS (note A)                      $    (2,811,432)       $    (2,844,245)      $
(3,320,223)
                                              ==============         ==============
==============

Net loss allocated to general partner        $       (28,114)       $       (28,442)      $
(33,202)
                                              ==============         ==============
==============

Net loss allocated to assignees              $    (2,783,318)       $    (2,815,803)      $
(3,287,021)
                                              ==============         ==============
==============

Net loss per BAC                             $         (0.72)       $         (0.73)      $
(0.85)
                                              ==============         ==============
==============

Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included. Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.

                               (continued)

                    Boston Capital Tax Credit Fund IV L.P.
                    STATEMENTS OF OPERATIONS - CONTINUED

                                                                    Series 21 ---------
                                               ----------------------------------------
                                               Year ended          Year ended
                                               Year ended
                                                March 31,           March 31,
March 31,
                                                  1999                1998
1997
                                              ------------        ------------        -
-----------
Income

   Interest income                           $     63,167        $     53,299        $
63,343
                                              ------------        ------------        -
-----------

Share of losses from operating limited
   partnerships (note A)                       (1,440,087)         (1,854,423)
(2,109,014)*
                                              ------------        ------------        -
-----------
Expenses

   Fund management fee (note B)                   201,340             215,217
224,252

   Amortization (note A)                           12,523              18,957
18,957

   General and administrative
       expenses (note B)                           40,896              40,040
39,434

   Professional fees                               21,707              22,730
33,123
                                              ------------        ------------        -
-----------
                                                  276,466             296,944
315,766
                                              ------------        ------------        -
-----------

      NET LOSS (note A)                      $ (1,653,386)       $ (2,098,068)       $
(2,361,437)
                                              ============        ============
============

Net loss allocated to general partner        $    (16,534)       $    (20,981)       $
(23,614)
                                              ============        ============
============

Net loss allocated to assignees              $ (1,636,852)       $ (2,077,087)       $
(2,337,823)
                                              ============        ============
============

Net loss per BAC                             $      (0.86)       $      (1.10)       $
(1.24)
                                              ============        ============
============

Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included. Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.

*  Net of gain on disposition of investments of $25,059.

                               (continued)

                    Boston Capital Tax Credit Fund IV L.P.
                    STATEMENTS OF OPERATIONS - CONTINUED

                                                                        Series 22 -----
                                              -----------------------------------------
                                              -----
                                               Year ended          Year ended
                                               Year ended
                                                March 31,           March 31,
March 31,
                                                  1999                1998
1997
                                              ------------        ------------        -
-----------
Income

   Interest income                           $     28,945        $     35,289        $
80,225
                                              ------------        ------------        -
-----------

Share of losses from operating limited
   partnerships (note A)                       (1,371,100)         (1,372,762)
(1,817,108)*
                                              ------------        ------------        -
-----------
Expenses

   Fund management fee (note B)                   241,151             225,636
223,892

   Amortization (note A)                           12,538              12,538
12,538

   General and administrative
       expenses (note B)                           32,283              44,605
57,572

   Professional fees                               29,885              34,012
27,957
                                              ------------        ------------        -
-----------
                                                  315,857             316,791
321,959
                                              ------------        ------------        -
-----------

      NET LOSS (note A)                      $ (1,658,012)       $ (1,654,264)       $
(2,058,842)
                                              ============        ============
============
Net loss allocated to general partner        $    (16,580)       $    (16,543)       $
(20,588)
                                              ============        ============
============

Net loss allocated to assignees              $ (1,641,432)       $ (1,637,721)       $
(2,038,254)
                                              ============        ============
============

Net loss per BAC                             $      (0.64)       $      (0.64)       $
(0.79)
                                              ============        ============
============

Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included. Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.

*  Net of gain on disposition of investment of $4,596.

                               (continued)

                    Boston Capital Tax Credit Fund IV L.P.
                    STATEMENTS OF OPERATIONS - CONTINUED

                                                                        Series 23 ------------
                                              ----------------------------------------------
                                                Year ended             Year ended
                                                Year ended
                                              March 31, 1999         March 31, 1998
March 31, 1997
                                              --------------         --------------        ---
-----------
Income

   Interest income                           $        17,417        $        78,002       $
190,215
                                              --------------         --------------        ---
-----------

Share of losses from operating limited
   partnerships (note A)                          (1,587,640)            (1,705,493)
(1,847,436)
                                              --------------         --------------        ---
-----------
Expenses

   Fund management fee (note B)                      214,325                188,213
212,843

   Amortization (note A)                              13,072                 13,072
13,072

   General and administrative
       expenses (note B)                              33,071                 62,957
93,594

   Professional fees                                  29,483                 35,928
20,186
                                              --------------         --------------        ---
-----------
                                                     289,951                300,170
339,695
                                              --------------         --------------        ---
-----------

      NET LOSS (note A)                      $    (1,860,174)       $    (1,927,661)      $
(1,996,916)
                                              ==============         ==============
==============

Net loss allocated to general partner        $       (18,602)       $       (19,277)      $
(19,969)
                                              ==============         ==============
==============

Net loss allocated to assignees              $    (1,841,572)       $    (1,908,384)      $
(1,976,947)
                                              ==============         ==============
==============

Net loss per BAC                             $         (0.55)       $         (0.57)      $
(0.59)
                                              ==============         ==============
==============

Series 30, 31 and 32 were not formed until after March 31, 1997 therefore no comparative information has been included. Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.

                               (continued)

                    Boston Capital Tax Credit Fund IV L.P.
                    STATEMENTS OF OPERATIONS - CONTINUED

                                                                        Series 24 -----
                                               ----------------------------------------
                                               -----Year ended     Year ended
                                               Year ended
                                                March 31,           March 31,
March 31,
                                                  1999                1998
1997
                                              ------------        ------------        -
-----------
Income

   Interest income                           $     31,706        $     50,741        $
193,065
                                              ------------        ------------        -
-----------

Share of losses from operating limited
   partnerships (note A)                       (1,475,502)         (1,342,281)
(797,796)*
                                              ------------        ------------        -
-----------
Expenses

   Fund management fee (note B)                   203,448             208,597
212,130

   Amortization (note A)                           12,980              12,979
12,980
   General and administrative
   expenses (note B)                               28,523              33,088
73,370

   Professional fees                               34,958              29,154
25,402
                                              ------------        ------------        -
-----------
                                                  279,909             283,818
323,882
                                              ------------        ------------        -
-----------

      NET LOSS (note A)                      $ (1,723,705)       $ (1,575,358)       $
(928,613)
                                              ============        ============
============

Net loss allocated to general partner        $    (17,237)       $    (15,754)       $
(9,286)
                                              ============        ============
============

Net loss allocated to assignees              $ (1,706,468)       $ (1,559,604)       $
(919,327)
                                              ============        ============
============

Net loss per BAC                             $      (0.79)       $      (0.72)       $
(0.42)
                                              ============        ============
============

Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included. Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.

*  Net of gain on disposition of investment of $23,253.

                               (continued)

                    Boston Capital Tax Credit Fund IV L.P.
                    STATEMENTS OF OPERATIONS - CONTINUED

                                                                        Series 25 -----------
                                              ----------------------------------------------
                                               Year ended             Year ended
                                               Year ended
                                             March 31, 1999         March 31, 1998
March 31, 1997
                                             --------------         --------------        ---
-----------
Income

   Interest income                           $        89,058        $       134,963       $
442,637
                                             --------------         --------------        ---
------------

Share of losses from operating limited
  partnerships (note A)                          (1,653,302)            (1,550,724)
(767,183)
                                             --------------         --------------        ---
------------
Expenses

  Fund management fee (note B)                      266,576                248,382
214,610

  Amortization (note A)                              10,488                 10,488
10,488

  General and administrative
      expenses (note B)                              45,111                 82,717
171,239

  Professional fees                                  39,686                 36,017
39,787
                                             --------------         --------------        ---
------------
                                                    361,861                377,604
436,124
                                             --------------         --------------        ---
------------

     NET LOSS (note A)                      $    (1,926,105)       $    (1,793,365)      $
(760,670)
                                             ==============         ==============
===============

Net loss allocated to general partner       $       (19,261)       $       (17,934)      $
(7,607)
                                             ==============         ==============
===============

Net loss allocated to assignees             $    (1,906,844)       $    (1,775,431)      $
(753,063)
                                             ==============         ==============
===============

Net loss per BAC                            $         (0.63)       $         (0.59)      $
(0.25)
                                             ==============         ==============
===============

Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included. Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.

                               (continued)

                    Boston Capital Tax Credit Fund IV L.P.
                    STATEMENTS OF OPERATIONS - CONTINUED

                                                                        Series 26 ------------
                                               ---------------------------------------------
                                                Year ended             Year ended
                                                Year ended
                                              March 31, 1999         March 31, 1998
March 31, 1997
                                              --------------         --------------        ---
-----------
Income

   Interest income                           $       284,747        $       534,030       $
962,666
                                              --------------         --------------        ---
-----------

Share of losses from operating limited
   partnerships (note A)                          (1,448,218)              (869,148)
(493,405)
                                              --------------         --------------        ---

-----------

Expenses

   Fund management fee (note B)                      359,834                346,887

181,052

   Amortization (note A)                              18,931                 18,931

14,198

   General and administrative
       expenses (note B)                             135,748                225,083
378,577

   Professional fees                                  41,384                 90,108
105,431
                                              --------------         --------------        ---
-----------
                                                     555,897                681,009
679,258
                                              --------------         --------------        ---
-----------

      NET LOSS (note A)                      $    (1,719,368)       $    (1,016,127)      $
(209,997)
                                              ==============         ==============
==============
Net loss allocated to general partner        $       (17,194)       $       (10,161)      $
(2,100)
                                              ==============         ==============
==============

Net loss allocated to assignees              $    (1,702,174)       $    (1,005,966)

                                                                                          $
                                              (207,897) ==============  ==============
                                              ===============

Net loss per BAC                             $         (0.43)       $         (0.25)      $
(0.06)
                                              ==============         ==============
==============

Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included. Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.

                               (continued)

                    Boston Capital Tax Credit Fund IV L.P.
                    STATEMENTS OF OPERATIONS - CONTINUED

                                                                        Series 27 ------------
                                               ---------------------------------------------
                                                                                               P
                                                                                               e
                                                                                               r
                                                                                               i
                                                                                               o
                                                                                               d

                                                                                            Ju
                                                                                            ne
                                                                                            17
                                                                                            ,
                                                                                            19
                                                                                            96
                                                                                            (d
                                                                                            at
                                                                                            e
                                                                                            of
                                                                                              i
                                                                                              n
                                                                                              c
                                                                                              e
                                                                                              p
                                                                                              t
                                                                                              i
                                                                                              o
                                                                                              n
                                                                                              )
                                                Year ended             Year ended
through March
                                              March 31, 1999         March 31, 1998
31, 1997
                                              --------------         --------------        ---
-----------
Income

   Interest income                           $       103,948        $       323,118       $       269,562
                                              --------------         --------------        ---
-----------

Share of losses from operating limited
   partnerships (note A)                          (1,421,601)              (689,756)               (9,016)
                                              --------------         --------------        ---
-----------
Expenses

   Fund management fee (note B)                      288,306                275,320               144,692

   Amortization (note A)                              15,522                 15,522                 7,761

   General and administrative
       expenses (note B)                              58,117                 99,622               114,535

   Professional fees                                  36,553                 30,003                17,885
                                              --------------         --------------        ---
-----------
                                                     398,498                420,467               284,873
                                              --------------         --------------        ---
-----------
      NET LOSS (note A)                      $    (1,716,151)       $      (787,105)      $       (24,327)
                                              ==============         ==============
==============

Net loss allocated to general partner        $       (17,162)       $        (7,871)      $          (243)
                                              ==============         ==============
==============

Net loss allocated to assignees              $    (1,698,989)       $      (779,234)      $       (24,084)
                                              ==============         ==============
==============

Net loss per BAC                             $         (0.69)       $         (0.32)      $         (0.02)
                                              ==============         ==============
==============

Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included. Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.

                               (continued)

                    Boston Capital Tax Credit Fund IV L.P.
                    STATEMENTS OF OPERATIONS - CONTINUED

                                                                        Series 28 ------------
                                               ----------------------------------------------
                                                                                                P
                                                                                                e
                                                                                                r
                                                                                                i
                                                                                                o
                                                                                                d
                                                                                            Se
                                                                                            pt
                                                                                            em
                                                                                            be
                                                                                            r
                                                                                            30
                                                                                            ,
                                                                                            19
                                                                                            96
                                                                                            (d
                                                                                            at
                                                                                            e
                                                                                            of
                                                                                              i
                                                                                              n
                                                                                              c
                                                                                              e
                                                                                              p
                                                                                              t
                                                                                              i
                                                                                              o
                                                                                              n
                                                                                              )
                                                Year ended             Year ended
through March
                                              March 31, 1999         March 31, 1998
31, 1997
                                              --------------         --------------        ---
------------
Income

   Interest income                           $       683,347        $     1,280,997       $       254,197
                                              --------------         --------------        ---
------------

Share of losses from operating limited
   partnerships (note A)                            (793,965)              (351,007)               (1,567)
                                              --------------         --------------        ---
------------
Expenses

   Fund management fee (note B)                      322,689                155,994                 9,058

   Amortization (note A)                              20,326                 20,326                 5,081

   General and administrative
       expenses (note B)                             205,933                393,649               126,461

   Professional fees                                  64,643                 95,950                20,440
                                              --------------         --------------        ---
------------
                                                     613,591                665,919               161,040
                                              --------------         --------------        ---
------------
      NET INCOME (LOSS) (note A)             $      (724,209)       $       264,071       $        91,590
                                              ==============         ==============
===============

Net income (loss) allocated to general
   partner                                   $        (7,242)       $         2,641       $           916
                                              ==============         ==============
===============

Net income (loss) allocated to
   assignees                                 $      (716,967)       $       261,430       $        90,674
                                              ==============         ==============
===============

Net income (loss) per BAC                    $         (0.18)       $         0.07        $         0.08
                                              ==============         ==============
===============

Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included. Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.

                               (continued)

                    Boston Capital Tax Credit Fund IV L.P.
                    STATEMENTS OF OPERATIONS - CONTINUED

                                                                        Series 29 ------------
                                               ----------------------------------------------
                                                                                            Pe
                                                                                            ri
                                                                                            od
                                                                                            Fe
                                                                                            br
                                                                                            ua
                                                                                            ry
                                                                                            10
                                                                                            ,
                                                                                            19
                                                                                            97
                                                                                            (d
                                                                                            at
                                                                                            e
                                                                                            of
                                                                                            in
                                                                                            ce
                                                                                            pt
                                                                                            io
                                                                                            n)
                                                Year ended             Year ended
through March
                                              March 31, 1999         March 31, 1998
31, 1997
                                              --------------         --------------        ---
------------
Income

   Interest income                           $       560,635        $       800,608       $
1,992
                                              --------------         --------------        ---
------------

Share of losses from operating limited
   partnerships (note A)                          (1,418,793)              (626,915)
-
                                              --------------         --------------        ---
------------
Expenses

   Fund management fee (note B)                      306,704                192,348
-

   Amortization (note A)                              15,215                  8,633
-

   General and administrative
       expenses (note B)                             167,904                202,191
1,058

   Professional fees                                  66,263                 47,266
-
                                              --------------         --------------        ---
------------
                                                     556,086                450,438
1,058
                                              --------------         --------------        ---
------------

      NET INCOME (LOSS) (note A)             $    (1,414,244)       $      (276,745)      $
934
                                              ==============         ==============
===============
Net income (loss) allocated to general
   partner                                   $       (14,142)       $        (2,767)      $
9
                                              ==============         ==============
===============

Net income (loss) allocated to
   assignees                                 $    (1,400,102)       $      (273,978)      $
925
                                              ==============         ==============
===============

Net income (loss) per BAC                    $         (0.35)       $         (0.08)      $
0.02
                                              ==============         ==============
===============

Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included. Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.

                               (continued)

                    Boston Capital Tax Credit Fund IV L.P.
                    STATEMENTS OF OPERATIONS - CONTINUED

                                                                          Series
                                                               30 ---------------
                                                               --------------
                                                                                    P
                                                                                    e
                                                                                    r
                                                                                    i
                                                                                    o
                                                                                    d
                                                                                   June 23, 1997 (date
                                                                                      o
                                                                                      f
                                                                                  inception) Year
                                                                ended              through
                                                                 March 31,         March 31,
                                                                   1999              1998
                                                               -----------
------------
Income

   Interest income                                            $    476,758      $    459,716
                                                               -----------
------------

Share of income from operating limited
   partnerships (note A)                                          (432,433)          100,573
                                                               -----------
------------
Expenses

   Fund management fee (note B)                                    159,294            55,733
   Amortization (note A)                                            13,857             5,613
   General and administrative
       expenses (note B)                                           130,320           144,751

   Professional fees                                                45,725            22,861
                                                               -----------
------------
                                                                   349,196           228,958
                                                               -----------
------------
      NET INCOME (LOSS) (note A)                              $   (304,871)     $    331,331
                                                               ===========
============

Net income (loss) allocated to general
      partner                                                 $     (3,049)     $      3,313
                                                               ===========
============

Net income (loss) allocated to
      assignees                                               $   (301,822)     $    328,018
                                                               ===========
============

Net income (loss) per BAC                                     $      (0.11)     $        0.15
                                                               ===========
============

Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included. Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.

                               (continued)

                    Boston Capital Tax Credit Fund IV L.P.
                    STATEMENTS OF OPERATIONS - CONTINUED

                                                                          Series
                                                               31 ---------------
                                                               --------------
                                                                                    P
                                                                                    e
                                                                                    r
                                                                                    i
                                                                                    o
                                                                                    d
                                                                                   Sep
                                                                                     t
                                                                                     e
                                                                                     m
                                                                                     b
                                                                                     e
                                                                                     r
                                                                                     1
                                                                                     1
                                                                                     ,
                                                                                  1997
                                                                                      (
                                                                                      d
                                                                                      a
                                                                                      t
                                                                                      e
                                                                                      o
                                                                                      f
                                                                                  inception) Year
                                                                ended              through
                                                                 March 31,         March 31,
                                                                   1999              1998
                                                               -----------
------------
Income

      Interest income                                         $  1,115,174      $    200,996
                                                               -----------
------------

Share of income from operating limited
      partnerships (note A)                                     (1,020,163)          (43,087)
                                                               -----------
------------
Expenses

      Fund management fee (note B)                                 334,849            69,951
      Amortization (note A)                                         13,702             3,426
      General and administrative
          expenses (note B)                                        141,047           121,735

      Professional fees                                             68,226            32,486
                                                               -----------
------------
                                                                   557,824           227,598
                                                               -----------
------------

      NET INCOME (LOSS) (note A)                              $   (462,813)     $    (69,689)
                                                               ===========
============

Net income (loss) allocated to general
      partner                                                 $     (4,628)     $       (697)
                                                               ===========
============

Net income (loss) allocated to
      assignees                                               $   (458,185)     $    (68,992)
                                                               ===========
============

Net income (loss) per BAC                                     $      (0.10)     $      (0.02)
                                                               ===========
============

Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included. Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.

                               (continued)

                    Boston Capital Tax Credit Fund IV L.P.
                    STATEMENTS OF OPERATIONS - CONTINUED

                                                                          Series
                                                               32 ---------------
                                                               --------------
                                                                                    P
                                                                                    e
                                                                                    r
                                                                                    i
                                                                                    o
                                                                                    d
                                                                                 Ja
                                                                                  n
                                                                                  u
                                                                                  a
                                                                                  r
                                                                                  y
                                                                                  1
                                                                                  9
                                                                                  ,
                                                                                  1
                                                                                  9
                                                                                  9
                                                                                  8
                                                                                  (
                                                                                  d
                                                                                  a
                                                                                  t
                                                                                  e
                                                                                      o
                                                                                      f
                                                                                  inception) Year
                                                                ended             through
                                                                 March 31,         March 31,
                                                                   1999              1998
                                                               -----------
------------
Income

      Interest income                                         $    727,112      $      2,782
                                                               -----------
------------

Share of income from operating limited
      partnerships (note A)                                         56,660                 -
                                                               -----------
------------
Expenses

      Fund management fee (note B)                                 264,361             1,976

      Amortization (note A)                                          8,897                 -

      General and administrative
          expenses (note B)                                        231,009            21,141

      Professional fees                                              9,669               861
                                                               -----------
------------
                                                                   513,936            23,978
                                                               -----------
------------

      NET INCOME (LOSS) (note A)                              $    269,836      $    (21,196)
                                                               ===========
============

Net income (loss) allocated to general
      partner                                                 $      2,698      $       (212)
                                                               ===========
============

Net income (loss) allocated to
      assignees                                               $    267,138      $    (20,984)
                                                               ===========
============

Net income (loss) per BAC                                     $       0.06      $      (0.04)
                                                               ===========
============

Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included. Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.

                               (continued)

                    Boston Capital Tax Credit Fund IV L.P.
                    STATEMENTS OF OPERATIONS - CONTINUED

                                                                                   Series 33 ---------
                                                                                 --
                                                                                    P
                                                                                    e
                                                                                    r
                                                                                    i
                                                                                    o
                                                                                    d
                                                                                   Jun
                                                                                     e
                                                                                     2
                                                                                     2
                                                                                     ,
                                                                                     1
                                                                                     9
                                                                                     9
                                                                                     8
                                                                                   (date of inception)
                                                                                    t
                                                                                    h
                                                                                    r
                                                                                    o
                                                                                    u
                                                                                    g
                                                                                    h
                                                                                   Mar
                                                                                     c
                                                                                     h
                                                                                     3
                                                                                     1
                                                                                     ,
                                                                                     1
                                                                                     9
                                                                                     9
                                                                                     9

-----------
Income

      Interest income                                                           $    256,081

------------

Share of income from operating limited
      partnerships (note A)                                                          187,290

-----------Expenses

      Fund management fee (note B)                                                   107,826

      Amortization (note A)                                                            9,308

      General and administrative
          expenses (note B)                                                          111,018

      Professional fees                                                               21,121
                                                                                 -----
                                                                                     --
                                                                                     --
                                                                                     --
                                                                                     2
                                                                                     4
                                                                                     9
                                                                                     ,
                                                                                     2
                                                                                     7
                                                                                     3

------------

      NET INCOME (note A)                                                       $    194,098

============

Net income allocated to general
   partner                                                                      $      1,941

============

Net income allocated to assignees                                               $    192,157

============

Net income per BAC                                                              $       0.09

============
Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included. Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.

                               (continued)

                    Boston Capital Tax Credit Fund IV L.P.
                    STATEMENTS OF OPERATIONS - CONTINUED

                                                                                   Series 34 ---------
                                                                                 --
                                                                                    P
                                                                                    e
                                                                                    r
                                                                                    i
                                                                                    o
                                                                                    d
                                                                                   S
                                                                                   e
                                                                                   p
                                                                                   t
                                                                                   e
                                                                                   m
                                                                                   b
                                                                                   e
                                                                                   r
                                                                                   2
                                                                                   2
                                                                                   ,
                                                                                   1
                                                                                   9
                                                                                   9
                                                                                   8
                                                                                   (
                                                                                   d
                                                                                   a
                                                                                   t
                                                                                   e
                                                                                   o
                                                                                   f
                                                                                  inc
                                                                                    e
                                                                                    p
                                                                                    t
                                                                                    i
                                                                                    o
                                                                                    n
                                                                                    )
                                                                                    t
                                                                                    h
                                                                                    r
                                                                                    o
                                                                                    u
                                                                                    g
                                                                                    h
                                                                                   Mar
                                                                                     c
                                                                                     h
                                                                                     3
                                                                                     1
                                                                                     ,
                                                                                     1
                                                                                     9
                                                                                     9
                                                                                     9

-----------
Income

   Interest income                                                              $    156,247

------------

Share of income from operating limited
   partnerships (note A)                                                                (218)

-----------Expenses

   Fund management fee (note B)                                                       68,018

   Amortization (note A)                                                                   -

   General and administrative
       expenses (note B)                                                              44,974

   Professional fees                                                                   3,088
                                                                                 -----
                                                                                     --
                                                                                     --
                                                                                     --
                                                                                     1
                                                                                     1
                                                                                     6
                                                                                     ,
                                                                                     0
                                                                                     8
                                                                                     0

------------

      NET INCOME (note A)                                                       $     39,949

============

Net income allocated to general
   partner                                                                      $        399

============

Net income allocated to assignees                                               $     39,550

============

Net income per BAC                                                              $       0.02

============
Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included. Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.

                               (continued)

                    Boston Capital Tax Credit Fund IV L.P.
                    STATEMENTS OF OPERATIONS - CONTINUED

                                                                                   Series 35 ---------
                                                                                 --
                                                                                    P
                                                                                    e
                                                                                    r
                                                                                    i
                                                                                    o
                                                                                    d
                                                                                 Febru
                                                                                     a
                                                                                     r
                                                                                     y
                                                                                     2
                                                                                     2
                                                                                     ,
                                                                                     1
                                                                                     9
                                                                                     9
                                                                                     9
                                                                                   (date of inception)
                                                                                    t
                                                                                    h
                                                                                    r
                                                                                    o
                                                                                    u
                                                                                    g
                                                                                    h
                                                                                   Mar
                                                                                     c
                                                                                     h
                                                                                     3
                                                                                     1
                                                                                     ,
                                                                                     1
                                                                                     9
                                                                                     9
                                                                                     9

-----------
Income

   Interest income                                                              $      1,803

------------

Share of income from operating limited
   partnerships (note A)                                                                   -

-----------Expenses

   Fund management fee (note B)                                                        4,809

   Amortization (note A)                                                                   -

   General and administrative
       expenses (note B)                                                               3,761

   Professional fees                                                                       -
                                                                                 -------
                                                                                       --
                                                                                       --
                                                                                       8
                                                                                       ,
                                                                                       5
                                                                                       7
                                                                                       0

------------

      NET LOSS (note A)                                                         $     (6,767)

============

Net loss allocated to general partner                                           $        (68)

============

Net loss allocated to assignees                                                 $     (6,699)

============

Net loss per BAC                                                                $      (0.02)

============
Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included. Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.

                    See notes to financial statements

                    Boston Capital Tax Credit Fund IV L.P.
                                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   Years ended March 31, 1999, 1998 and 1997

                                                                                Accumulated
                                                                                   other
                                                                General        comprehensive     Comprehensive
                 Total                       Assignees          partner           income            income
Total
-------------------------------------    ----------------  ----------------  ----------------  ----------------   ----
------------

Partners' capital (deficit), March 31,
    1996                                $    144,569,903  $        (76,226) $         26,974                     $
144,520,651

Capital contributions                        104,754,000                 -                 -
104,754,000

Selling commissions and registration
    costs                                    (15,103,748)                -                 -

(15,103,748)

Comprehensive income (loss)

    Net income (loss)                        (11,452,817)         (115,684)                -  $    (11,568,501)

(11,568,501)

    Other comprehensive income (loss)

       Unrealized gain (loss) on
           securities available-for-sale               -                 -            29,769            29,769
29,769
                                         ----------------  ----------------  ----------------  ----------------   ----
    -----------Total comprehensive income (loss)
    $    (11,538,732)
                                                                                               ================

Partners' capital (deficit), March 31,
    1997                                     222,767,338          (191,910)           56,743
222,632,171

Capital contributions                        112,693,500                 -                 -
112,693,500

Selling commissions and registration
    costs                                    (15,722,595)                -                 -

(15,722,595)

Comprehensive income (loss)

    Net income (loss)                        (13,333,736)         (134,685)                -  $    (13,468,421)

(13,468,421)

    Other comprehensive income (loss)

       Unrealized gain (loss) on
           securities available-for-sale               -                 -           174,483           174,483
174,483
                                         ----------------  ----------------  ----------------  ----------------   ----
    -----------Total comprehensive income (loss)
    $    (13,293,938)
                                                                                               ================

Partners' capital (deficit), March 31,
    1998                                     306,404,507          (326,595)          231,226
306,309,138

Capital contributions                        103,746,000                 -                 -
103,746,000

Selling commissions and registration
    costs                                    (15,231,041)                -                 -
(15,231,041)

Distributions                                   (275,000)                -                 -
(275,000)

Comprehensive income (loss)

    Net income (loss)                        (17,302,579)         (174,775)                -  $    (17,477,354)
(17,477,354)
    Other comprehensive income (loss)
       Unrealized gain (loss) on
           securities available-for-sale               -                 -            (4,232)           (4,232)
(4,232)
                                         ----------------  ----------------  ----------------  ----------------   ----
    -----------Total comprehensive income (loss)
    $    (17,481,586)
                                                                                               ================
Partners' capital (deficit), March 31,
    1999                                $    377,341,887  $       (501,370) $        226,994                     $
377,067,511
                                         ================  ================  ================  ================
================

                                             (continued)

                    Boston Capital Tax Credit Fund IV L.P.
              STATEMENT OF CHANGES IN PARTNERS' CAPITAL - CONTINUED
                   Years ended March 31, 1999, 1998 and 1997

                                                                                Accumulated
                                                                                   other
                                                                General        comprehensive     Comprehensive
               Series 20                     Assignees          partner           income            income              Total
-------------------------------------    ----------------  ----------------  ----------------  ----------------   ----
------------

Partners' capital (deficit), March 31,
    1996                                $     29,171,047  $        (39,248) $            108                     $     29,131,907

Capital contributions                                  -                 -                 -                                    -
Selling commissions and registration
    costs                                              -                 -                 -                                    -

Comprehensive income (loss)

    Net income (loss)                         (3,287,021)          (33,202)                -  $     (3,320,223)        (3,320,223)

    Other comprehensive income (loss)

       Unrealized gain (loss) on
           securities available-for-sale               -                 -               640               640                640
                                         ----------------  ----------------  ----------------  ----------------   ----
    -----------Total comprehensive income (loss)                                                       $               (3,319,583)
                                                                                               ================

Partners' capital (deficit), March 31,
    1997                                      25,884,026           (72,450)              748                           25,812,324
Capital contributions                                  -                 -                 -                                    -

Selling commissions and registration
    costs                                              -                 -                 -                                    -

Comprehensive income (loss)

    Net income (loss)                         (2,815,803)          (28,442)                -  $     (2,844,245)        (2,844,245)

    Other comprehensive income (loss)

       Unrealized gain (loss) on
           securities available-for-sale               -                 -               293               293                293
                                         ----------------  ----------------  ----------------  ----------------   ----
    -----------Total comprehensive income (loss)                                                       $               (2,843,952)
                                                                                               ================

Partners' capital (deficit), March 31,
    1998                                      23,068,223          (100,892)            1,041                           22,968,372

Capital contributions                                  -                 -                 -                                    -

Selling commissions and registration
    costs                                              -                 -                 -                                    -
Distributions                                          -                 -                 -                                    -

Comprehensive income (loss)

    Net income (loss)                         (2,783,318)          (28,114)                -  $     (2,811,432)        (2,811,432)

    Other comprehensive income (loss)
       Unrealized gain (loss) on
           securities available-for-sale               -                 -            (1,041)           (1,041)
(1,041)
                                         ----------------  ----------------  ----------------  ----------------   ----
------------
    Total comprehensive income (loss)                                                         $     (2,812,473)
                                                                                               ================
Partners' capital (deficit), March 31,
    1999                                $     20,284,905  $       (129,006) $              -                     $
20,155,899
                                         ================  ================  ================
================

                                              (continued)

                    Boston Capital Tax Credit Fund IV L.P.
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL - CONTINUED
                  Years ended March 31, 1999, 1998 and 1997

                                                                                Accumulated
                                                                                   other
                                                                General        comprehensive     Comprehensive
               Series 21                     Assignees          partner           income            income
Total
-------------------------------------    ----------------  ----------------  ----------------  ----------------   ----
------------

Partners' capital (deficit), March 31,
    1996                                $     14,719,259  $        (14,909) $            773                     $
14,705,123

Capital contributions                                  -                 -                 -                                    -
Selling commissions and registration
    costs                                              -                 -                 -                                    -

Comprehensive income (loss)

    Net income (loss)                         (2,337,823)          (23,614)                -  $     (2,361,437)

(2,361,437)

    Other comprehensive income (loss)

       Unrealized gain (loss) on
           securities available-for-sale               -                 -               (31)              (31)
(31)
                                         ----------------  ----------------  ----------------  ----------------   ----
    -----------Total comprehensive income (loss)                                                  $     (2,361,468)
                                                                                               ================

Partners' capital (deficit), March 31,
    1997                                      12,381,436           (38,523)              742
12,343,655

Capital contributions                                  -                 -                 -                                    -

Selling commissions and registration
    costs                                              -                 -                 -                                    -
Comprehensive income (loss)

    Net income (loss)                         (2,077,087)          (20,981)                -  $     (2,098,068)
(2,098,068)

    Other comprehensive income (loss)

       Unrealized gain (loss) on
           securities available-for-sale               -                 -             2,074             2,074
2,074
                                         ----------------  ----------------  ----------------  ----------------   ----
    -----------Total comprehensive income (loss)                                                  $     (2,095,994)
                                                                                               ================

Partners' capital (deficit), March 31,
    1998                                      10,304,349           (59,504)            2,816
10,247,661

Capital contributions                                  -                 -                 -                                    -

Selling commissions and registration
    costs                                              -                 -                 -                                    -
Distributions                                          -                 -                 -                                    -

Comprehensive income (loss)

    Net income (loss)                         (1,636,852)          (16,534)                -  $     (1,653,386)
(1,653,386)

    Other comprehensive income (loss)
       Unrealized gain (loss) on
           securities available-for-sale               -                 -             2,682             2,682
2,682
                                         ----------------  ----------------  ----------------  ----------------   ----
------------
    Total comprehensive income (loss)                                                         $     (1,650,704)
                                                                                               ================

Partners' capital (deficit), March 31,
    1999                                $      8,667,497  $        (76,038) $          5,498                     $
8,596,957
                                         ================  ================  ================
================

                                             (continued)

                            Boston Capital Tax Credit Fund IV L.P.
                     STATEMENT OF CHANGES IN PARTNERS' CAPITAL - CONTINUED
                           Years ended March 31, 1999, 1998 and 1997

                                                                                Accumulated
                                                                                   other
                                                                General        comprehensive     Comprehensive
               Series 22                     Assignees          partner           income            income
Total
-------------------------------------    ----------------  ----------------  ----------------  ----------------   ----
------------


Partners' capital (deficit), March 31,
    1996                                $     20,402,204  $        (15,211) $            824                     $
20,387,817

Capital contributions                                  -                 -                 -                                    -
Selling commissions and registration
    costs                                              -                 -                 -                                    -

Comprehensive income (loss)

    Net income (loss)                         (2,038,254)          (20,588)                -  $     (2,058,842)

(2,058,842)

    Other comprehensive income (loss)

       Unrealized gain (loss) on
           securities available-for-sale               -                 -               (59)              (59)
(59)
                                         ----------------  ----------------  ----------------  ----------------   ----
    -----------Total comprehensive income (loss)                                                  $     (2,058,901)
                                                                                               ================

Partners' capital (deficit), March 31,
    1997                                      18,363,950           (35,799)              765
18,328,916

Capital contributions                                  -                 -                 -                                    -

Selling commissions and registration
    costs                                              -                 -                 -                                    -
Comprehensive income (loss)

    Net income (loss)                         (1,637,721)          (16,543)                -  $     (1,654,264)
(1,654,264)

    Other comprehensive income (loss)

       Unrealized gain (loss) on
           securities available-for-sale               -                 -               311               311
311
                                         ----------------  ----------------  ----------------  ----------------   ----
    -----------Total comprehensive income (loss)                                                  $     (1,653,953)
                                                                                               ================

Partners' capital (deficit), March 31,
    1998                                      16,726,229           (52,342)            1,076
16,674,963

Capital contributions                                  -                 -                 -                                    -

Selling commissions and registration
    costs                                              -                 -                 -                                    -
Distributions                                          -                 -                 -                                    -

Comprehensive income (loss)

    Net income (loss)                         (1,641,432)          (16,580)                -  $     (1,658,012)        (1,658,012)
    Other comprehensive income (loss)
       Unrealized gain (loss) on
           securities available-for-sale               -                 -               849               849                849
                                         ----------------  ----------------  ----------------  ----------------   ----
------------
    Total comprehensive income (loss)                                                         $     (1,657,163)
                                                                                               ================

Partners' capital (deficit), March 31,
    1999                                $     15,084,797  $        (68,922) $          1,925                     $     15,017,800
                                         ================  ================  ================
================

                                      (continued)

                            Boston Capital Tax Credit Fund IV L.P.
                     STATEMENT OF CHANGES IN PARTNERS' CAPITAL - CONTINUED
                           Years ended March 31, 1999, 1998 and 1997

                                                                                Accumulated
                                                                                   other
                                                                General        comprehensive     Comprehensive
               Series 23                     Assignees          partner           income            income              Total
-------------------------------------    ----------------  ----------------  ----------------  ----------------   ----
------------

Partners' capital (deficit), March 31,
    1996                                $     27,934,947  $         (5,552) $          6,631                     $     27,936,026

Capital contributions                                  -                 -                 -                                    -
Selling commissions and registration
    costs                                              -                 -                 -                                    -

Comprehensive income (loss)

    Net income (loss)                         (1,976,947)          (19,969)                -  $     (1,996,916)        (1,996,916)

    Other comprehensive income (loss)

       Unrealized gain (loss) on
           securities available-for-sale               -                 -            (5,051)           (5,051)            (5,051)
                                         ----------------  ----------------  ----------------  ----------------   ----
    -----------Total comprehensive income (loss)                                                       $               (2,001,967)
                                                                                               ================

Partners' capital (deficit), March 31,
    1997                                      25,958,000           (25,521)            1,580                           25,934,059
Capital contributions                                  -                 -                 -                                    -

Selling commissions and registration
    costs                                              -                 -                 -                                    -

Comprehensive income (loss)

    Net income (loss)                         (1,908,384)          (19,277)                -  $     (1,927,661)        (1,927,661)

    Other comprehensive income (loss)

       Unrealized gain (loss) on
           securities available-for-sale               -                 -               154               154                154
                                         ----------------  ----------------  ----------------  ----------------   ----
    -----------Total comprehensive income (loss)                                                       $               (1,927,507)
                                                                                               ================

Partners' capital (deficit), March 31,
    1998                                      24,049,616           (44,798)            1,734                           24,006,552

Capital contributions                                  -                 -                 -                                    -

Selling commissions and registration
    costs                                              -                 -                 -                                    -

Distributions                                          -                 -                 -                                    -
Comprehensive income (loss)

    Net income (loss)                         (1,841,572)          (18,602)                -  $     (1,860,174)        (1,860,174)

    Other comprehensive income (loss)
       Unrealized gain (loss) on
           securities available-for-sale               -                 -            (1,734)           (1,734)
(1,734)
                                         ----------------  ----------------  ----------------  ----------------   ----
------------
    Total comprehensive income (loss)                                                         $     (1,861,908)
                                                                                               ================
Partners' capital (deficit), March 31,
    1999                                $     22,208,044  $        (63,400) $              -                     $
22,144,644
                                         ================  ================  ================
================

                                      (continued)

                            Boston Capital Tax Credit Fund IV L.P.
                     STATEMENT OF CHANGES IN PARTNERS' CAPITAL - CONTINUED
                           Years ended March 31, 1999, 1998 and 1997

                                                                                Accumulated
                                                                                   other
                                                                General        comprehensive     Comprehensive
               Series 24                     Assignees          partner           income            income
Total
-------------------------------------    ----------------  ----------------  ----------------  ----------------   ----
------------

Partners' capital (deficit), March 31,
    1996                                $     18,387,332  $         (1,439) $          4,545                     $
18,390,438

Capital contributions                                  -                 -                 -                                    -
Selling commissions and registration
    costs                                              -                 -                 -                                    -

Comprehensive income (loss)

    Net income (loss)                           (919,327)           (9,286)                -  $       (928,613)

(928,613)

    Other comprehensive income (loss)

       Unrealized gain (loss) on
           securities available-for-sale               -                 -            (4,028)           (4,028)
(4,028)
                                         ----------------  ----------------  ----------------  ----------------   ----
    -----------Total comprehensive income (loss)                                                  $       (932,641)
                                                                                               ================

Partners' capital (deficit), March 31,
    1997                                      17,468,005           (10,725)              517
17,457,797
Capital contributions                                  -                 -                 -                                    -

Selling commissions and registration
    costs                                              -                 -                 -                                    -

Comprehensive income (loss)

    Net income (loss)                         (1,559,604)          (15,754)                -  $     (1,575,358)

(1,575,358)

    Other comprehensive income (loss)

       Unrealized gain (loss) on
           securities available-for-sale               -                 -                (4)               (4)
(4)
                                         ----------------  ----------------  ----------------  ----------------   ----
    -----------Total comprehensive income (loss)                                                  $     (1,575,362)
                                                                                               ================

Partners' capital (deficit), March 31,
    1998                                      15,908,401           (26,479)              513
15,882,435

Capital contributions                                  -                 -                 -                                    -

Selling commissions and registration
    costs                                              -                 -                 -                                    -

Distributions                                          -                 -                 -                                    -
Comprehensive income (loss)

    Net income (loss)                         (1,706,468)          (17,237)                -  $     (1,723,705)
(1,723,705)

    Other comprehensive income (loss)
       Unrealized gain (loss) on
           securities available-for-sale               -                 -               816               816
816
                                         ----------------  ----------------  ----------------  ----------------   ----
------------
    Total comprehensive income (loss)                                                         $     (1,722,889)
                                                                                               ================
Partners' capital (deficit), March 31,
    1999                                $     14,201,933  $        (43,716) $          1,329                     $
14,159,546
                                         ================  ================  ================
================

                                      (continued)

                            Boston Capital Tax Credit Fund IV L.P.
                     STATEMENT OF CHANGES IN PARTNERS' CAPITAL - CONTINUED
                           Years ended March 31, 1999, 1998 and 1997

                                                                                Accumulated
                                                                                   other
                                                                General        comprehensive     Comprehensive
               Series 25                     Assignees          partner           income            income
Total
-------------------------------------    ----------------  ----------------  ----------------  ----------------   ----
------------

Partners' capital (deficit), March 31,
    1996                                $     25,788,647  $            405  $         12,764                     $
25,801,816

Capital contributions                                  -                 -                 -
-

Selling commissions and registration
    costs                                         (3,652)                -                 -

(3,652)

Comprehensive income (loss)

    Net income (loss)                           (753,063)           (7,607)                -  $       (760,670)

(760,670)

    Other comprehensive income (loss)

       Unrealized gain (loss) on
           securities available-for-sale               -                 -            (7,186)           (7,186)
(7,186)
                                         ----------------  ----------------  ----------------  ----------------   ----
    -----------Total comprehensive income (loss)                                                  $       (767,856)
                                                                                               ================

Partners' capital (deficit), March 31,
    1997                                      25,031,932            (7,202)            5,578
25,030,308

Capital contributions                                  -                 -                 -
-

Selling commissions and registration
    costs                                           (570)                -                 -
(570)
Comprehensive income (loss)

    Net income (loss)                         (1,775,431)          (17,934)                -  $     (1,793,365)
(1,793,365)

    Other comprehensive income (loss)

       Unrealized gain (loss) on
           securities available-for-sale               -                 -            (2,742)           (2,742)
(2,742)
                                         ----------------  ----------------  ----------------  ----------------   ----
    -----------Total comprehensive income (loss)                                                  $     (1,796,107)
                                                                                               ================

Partners' capital (deficit), March 31,
    1998                                      23,255,931           (25,136)            2,836
23,233,631

Capital contributions                                  -                 -                 -
-

Selling commissions and registration
    costs                                              -                 -                 -
-
Distributions                                          -                 -                 -
-

Comprehensive income (loss)

    Net income (loss)                         (1,906,844)          (19,261)                -  $     (1,926,105)
(1,926,105)

    Other comprehensive income (loss)
       Unrealized gain (loss) on
           securities available-for-sale               -                 -               990               990
990
                                         ----------------  ----------------  ----------------  ----------------   ----
------------
    Total comprehensive income (loss)                                                         $     (1,925,115)
                                                                                               ================

Partners' capital (deficit), March 31,
    1999                                $     21,349,087  $        (44,397) $          3,826                     $
21,308,516
                                         ================  ================  ================
================

                                      (continued)

                            Boston Capital Tax Credit Fund IV L.P.
                     STATEMENT OF CHANGES IN PARTNERS' CAPITAL - CONTINUED
                           Years ended March 31, 1999, 1998 and 1997

                                                                                Accumulated
                                                                                   other
                                                                General        comprehensive     Comprehensive
               Series 26                     Assignees          partner           income            income
Total
-------------------------------------    ----------------  ----------------  ----------------  ----------------   ----
------------

Partners' capital (deficit), March 31,
    1996                                $      8,166,467  $           (272) $          1,329                     $
8,167,524

Capital contributions                         30,013,000                 -                 -
30,013,000

Selling commissions and registration
    costs                                     (4,177,907)                -                 -

(4,177,907)

Comprehensive income (loss)

    Net income (loss)                           (207,897)           (2,100)                -  $       (209,997)

(209,997)

    Other comprehensive income (loss)

       Unrealized gain (loss) on
           securities available-for-sale               -                 -            18,066            18,066
18,066
                                         ----------------  ----------------  ----------------  ----------------   ----
    -----------Total comprehensive income (loss)                                                  $       (191,931)
                                                                                               ================

Partners' capital (deficit), March 31,
    1997                                      33,793,663            (2,372)           19,395
33,810,686

Capital contributions                                  -                 -                 -
-

Selling commissions and registration
    costs                                              -                 -                 -
-
Comprehensive income (loss)

    Net income (loss)                         (1,005,966)          (10,161)                -  $     (1,016,127)
(1,016,127)

    Other comprehensive income (loss)

       Unrealized gain (loss) on
           securities available-for-sale               -                 -              (660)             (660)
(660)
                                         ----------------  ----------------  ----------------  ----------------   ----
    -----------Total comprehensive income (loss)                                                  $     (1,016,787)
                                                                                               ================

Partners' capital (deficit), March 31,
    1998                                      32,787,697           (12,533)           18,735
32,793,899

Capital contributions                                  -                 -                 -
-

Selling commissions and registration
    costs                                              -                 -                 -
-
Distributions                                          -                 -                 -
-

Comprehensive income (loss)

    Net income (loss)                         (1,702,174)          (17,194)                -  $     (1,719,368)
(1,719,368)

    Other comprehensive income (loss)
       Unrealized gain (loss) on
           securities available-for-sale               -                 -           (12,209)          (12,209)
(12,209)
                                         ----------------  ----------------  ----------------  ----------------   ----
------------
    Total comprehensive income (loss)                                                         $     (1,731,577)
                                                                                               ================
Partners' capital (deficit), March 31,
    1999                                $     31,085,523  $        (29,727) $          6,526                     $
31,062,322
                                         ================  ================  ================
================

                                      (continued)

                            Boston Capital Tax Credit Fund IV L.P.
                     STATEMENT OF CHANGES IN PARTNERS' CAPITAL - CONTINUED
                           Years ended March 31, 1999, 1998 and 1997

                                                                                Accumulated
                                                                                   other
                                                                General        comprehensive     Comprehensive
               Series 27                     Assignees          partner           income            income
Total
-------------------------------------    ----------------  ----------------  ----------------  ----------------   ----
------------

Partners' capital (deficit), March 31,
    1996                                $              -  $              -  $              -                     $
-

Capital contributions                         24,607,000                 -                 -
24,607,000

Selling commissions and registration
    costs                                     (3,687,455)                -                 -

(3,687,455)

Comprehensive income (loss)

    Net income (loss)                            (24,084)             (243)                -  $        (24,327)

(24,327)

    Other comprehensive income (loss)

       Unrealized gain (loss) on
           securities available-for-sale               -                 -             7,550             7,550
7,550
                                         ----------------  ----------------  ----------------  ----------------   ----
    -----------Total comprehensive income (loss)                                                  $        (16,777)
                                                                                               ================

Partners' capital (deficit), March 31,
    1997                                      20,895,461              (243)            7,550
20,902,768

Capital contributions                                  -                 -                 -
-

Selling commissions and registration
    costs                                            124                 -                 -
124
Comprehensive income (loss)

    Net income (loss)                           (779,234)           (7,871)                -  $       (787,105)
(787,105)

    Other comprehensive income (loss)

       Unrealized gain (loss) on
           securities available-for-sale               -                 -            (1,686)           (1,686)
(1,686)
                                         ----------------  ----------------  ----------------  ----------------   ----
    -----------Total comprehensive income (loss)                                                  $       (788,791)
                                                                                               ================

Partners' capital (deficit), March 31,
    1998                                      20,116,351            (8,114)            5,864
20,114,101

Capital contributions                                  -                 -                 -
-

Selling commissions and registration
    costs                                              -                 -                 -
-
Distributions                                   (275,000)                -                 -
(275,000)

Comprehensive income (loss)

    Net income (loss)                         (1,698,989)          (17,162)                -  $     (1,716,151)
(1,716,151)

    Other comprehensive income (loss)
       Unrealized gain (loss) on
           securities available-for-sale               -                 -            (4,181)           (4,181)
(4,181)
                                         ----------------  ----------------  ----------------  ----------------   ----
------------
    Total comprehensive income (loss)                                                         $     (1,720,332)
                                                                                               ================
Partners' capital (deficit), March 31,
    1999                                $     18,142,362  $        (25,276) $          1,683                     $
18,118,769
                                         ================  ================  ================
================

                                      (continued)

                            Boston Capital Tax Credit Fund IV L.P.
                     STATEMENT OF CHANGES IN PARTNERS' CAPITAL - CONTINUED
                           Years ended March 31, 1999, 1998 and 1997

                                                                                Accumulated
                                                                                   other
                                                                General        comprehensive     Comprehensive
               Series 28                     Assignees          partner           income            income
Total
-------------------------------------    ----------------  ----------------  ----------------  ----------------   ----
------------

Partners' capital (deficit), March 31,
    1996                                $              -  $              -  $              -                     $
-

Capital contributions                         39,999,000                 -                 -
39,999,000

Selling commissions and registration
    costs                                     (5,610,272)                -                 -

(5,610,272)

Comprehensive income (loss)

    Net income (loss)                             90,674               916                 -  $         91,590

91,590

    Other comprehensive income (loss)

       Unrealized gain (loss) on
           securities available-for-sale               -                 -            19,868            19,868
19,868
                                         ----------------  ----------------  ----------------  ----------------   ----
    -----------Total comprehensive income (loss)                                                  $        111,458
                                                                                               ================

Partners' capital (deficit), March 31,
    1997                                      34,479,402               916            19,868
34,500,186

Capital contributions                                  -                 -                 -
-

Selling commissions and registration
    costs                                         (2,986)                -                 -
(2,986)
Comprehensive income (loss)

    Net income (loss)                            261,430             2,641                 -  $        264,071
264,071

    Other comprehensive income (loss)

       Unrealized gain (loss) on
           securities available-for-sale               -                 -             7,628             7,628
7,628
                                         ----------------  ----------------  ----------------  ----------------   ----
    -----------Total comprehensive income (loss)                                                  $        271,699
                                                                                               ================

Partners' capital (deficit), March 31,
    1998                                      34,737,846             3,557            27,496
34,768,899

Capital contributions                                  -                 -                 -
-

Selling commissions and registration
    costs                                         (6,889)                -                 -
(6,889)
Distributions                                          -                 -                 -
-

Comprehensive income (loss)

    Net income (loss)                           (716,967)           (7,242)                -  $       (724,209)
(724,209)

    Other comprehensive income (loss)
       Unrealized gain (loss) on
           securities available-for-sale               -                 -             3,226             3,226
3,226
                                         ----------------  ----------------  ----------------  ----------------   ----
------------
    Total comprehensive income (loss)                                                         $       (720,983)
                                                                                               ================

Partners' capital (deficit), March 31,
    1999                                $     34,013,990  $         (3,685) $         30,722                     $
34,041,027
                                         ================  ================  ================
================

                                      (continued)

                            Boston Capital Tax Credit Fund IV L.P.
                     STATEMENT OF CHANGES IN PARTNERS' CAPITAL - CONTINUED
                           Years ended March 31, 1999, 1998 and 1997

                                                                                Accumulated
                                                                                   other
                                                                General        comprehensive     Comprehensive
               Series 29                     Assignees          partner           income            income
Total
-------------------------------------    ----------------  ----------------  ----------------  ----------------   ----
------------

Partners' capital (deficit), March 31,
    1996                                $              -  $              -  $              -                     $
-

Capital contributions                         10,135,000                 -                 -
10,135,000

Selling commissions and registration
    costs                                     (1,624,462)                -                 -

(1,624,462)

Comprehensive income (loss)

    Net income (loss)                                925                 9                 -  $            934

934

    Other comprehensive income (loss)

       Unrealized gain (loss) on
           securities available-for-sale               -                 -                 -                 -
-
                                         ----------------  ----------------  ----------------  ----------------   ----
    -----------Total comprehensive income (loss)                                                  $            934
                                                                                               ================

Partners' capital (deficit), March 31,
    1997                                       8,511,463                 9                 -
8,511,472

Capital contributions                         29,783,000                 -                 -
29,783,000

Selling commissions and registration
    costs                                     (4,078,753)                -                 -
(4,078,753)
Comprehensive income (loss)

    Net income (loss)                           (273,978)           (2,767)                -  $       (276,745)
(276,745)

    Other comprehensive income (loss)

       Unrealized gain (loss) on
           securities available-for-sale               -                 -            54,512            54,512
54,512
                                         ----------------  ----------------  ----------------  ----------------   ----
    -----------Total comprehensive income (loss)                                                  $       (222,233)
                                                                                               ================

Partners' capital (deficit), March 31,
    1998                                      33,941,732            (2,758)           54,512
33,993,486

Capital contributions                                  -                 -                 -
-

Selling commissions and registration
    costs                                       (109,726)                -                 -
(109,726)
Distributions                                          -                 -                 -
-

Comprehensive income (loss)

    Net income (loss)                         (1,400,102)          (14,142)                -  $     (1,414,244)
(1,414,244)

    Other comprehensive income (loss)
       Unrealized gain (loss) on
           securities available-for-sale               -                 -           (28,269)          (28,269)
(28,269)
                                         ----------------  ----------------  ----------------  ----------------   ----
------------
    Total comprehensive income (loss)                                                         $     (1,442,513)
                                                                                               ================
Partners' capital (deficit), March 31,
    1999                                $     32,431,904  $        (16,900) $         26,243                     $
32,441,247
                                         ================  ================  ================
================

                                      (continued)

                            Boston Capital Tax Credit Fund IV L.P.
                     STATEMENT OF CHANGES IN PARTNERS' CAPITAL - CONTINUED
                              Years ended March 31, 1999 and 1998

                                                                                Accumulated
                                                                                   other
                                                                General        comprehensive     Comprehensive
               Series 30                     Assignees          partner           income            income
Total
-------------------------------------    ----------------  ----------------  ----------------  ----------------   ----
------------

Partners' capital (deficit), March 31,
    1997                                $              -  $              -  $              -                     $
-

Capital contributions                         26,490,750                 -                 -
26,490,750

Selling commissions and registration
    costs                                     (3,712,391)                -                 -

(3,712,391)

Comprehensive income (loss)

    Net income (loss)                            328,018             3,313                 -  $        331,331

331,331

    Other comprehensive income (loss)

       Unrealized gain (loss) on
           securities available-for-sale               -                 -            21,940            21,940
21,940
                                         ----------------  ----------------  ----------------  ----------------   ----
    -----------Total comprehensive income (loss)                                                      $        353,271
                                                                                               ================

Partners' capital (deficit), March 31,
    1998                                      23,106,377             3,313            21,940
23,131,630

Capital contributions                                  -                 -                 -
-

Selling commissions and registration
    costs                                        (70,646)                -                 -
(70,646)
Distributions                                          -                 -                 -

-

Comprehensive income (loss)

    Net income (loss)                           (301,822)           (3,049)                -  $       (304,871)

(304,871)

    Other comprehensive income (loss)

       Unrealized gain (loss) on
           securities available-for-sale               -                 -             2,930             2,930
2,930
                                         ----------------  ----------------  ----------------  ----------------   ----
    -----------Total comprehensive income (loss)                                                      $
    (301,941)
                                                                                               ================

Partners' capital (deficit), March 31,
    1999                                $     22,733,909  $            264  $         24,870                     $
22,759,043
                                         ================  ================  ================
================

                                      (continued)

                            Boston Capital Tax Credit Fund IV L.P.

                              Years ended March 31, 1999 and 1998

                                                                                Accumulated
                                                                                   other
                                                                General        comprehensive     Comprehensive
               Series 31                     Assignees          partner           income            income
Total
-------------------------------------    ----------------  ----------------  ----------------  ----------------   ----
------------

Partners' capital (deficit), March 31,
    1997                                $              -  $              -  $              -                     $
-

Capital contributions                         44,057,750                 -                 -
44,057,750

Selling commissions and registration
    costs                                     (5,997,527)                -                 -

(5,997,527)

Comprehensive income (loss)

    Net income (loss)                            (68,992)             (697)                -  $        (69,689)

(69,689)

    Other comprehensive income (loss)

       Unrealized gain (loss) on
           securities available-for-sale               -                 -            66,614            66,614
66,614
-------------------------------------    ----------------  ----------------  ----------------  ----------------   ----
------------
    Total comprehensive income (loss)                                                         $         (3,075)
                                                                                               ================

Partners' capital (deficit), March 31,
    1998                                      37,991,231              (697)           66,614
38,057,148

Capital contributions                                  -                 -                 -
-

Selling commissions and registration
    costs                                       (127,638)                -                 -
(127,638)
Distributions                                          -                 -                 -

-

Comprehensive income (loss)

    Net income (loss)                           (458,185)           (4,628)                -  $       (462,813)

(462,813)

    Other comprehensive income (loss)

       Unrealized gain (loss) on
           securities available-for-sale               -                 -           (48,476)          (48,476)
(48,476)
                                         ----------------  ----------------  ----------------  ----------------   ----
    -----------Total comprehensive income (loss)                                                      $
    (511,289)
                                                                                               ================

Partners' capital (deficit), March 31,
    1999                                $     37,405,408  $         (5,325) $         18,138                     $
37,418,221
                                         ================  ================  ================
================

                                      (continued)

                            Boston Capital Tax Credit Fund IV L.P.
                     STATEMENT OF CHANGES IN PARTNERS' CAPITAL - CONTINUED
                              Years ended March 31, 1999 and 1998

                                                                                Accumulated
                                                                                   other
                                                                General        comprehensive     Comprehensive
               Series 32                     Assignees          partner           income            income              Total
-------------------------------------    ----------------  ----------------  ----------------  ----------------   ----
------------

Partners' capital (deficit), March 31,
    1997                                $              -  $              -  $              -                     $              -

Capital contributions                         12,362,000                 -                 -                           12,362,000

Selling commissions and registration
    costs                                     (1,930,492)                -                 -                           (1,930,492)

Comprehensive income (loss)

    Net income (loss)                            (20,984)             (212)                -  $        (21,196)           (21,196)

    Other comprehensive income (loss)

       Unrealized gain (loss) on
           securities available-for-sale               -                 -            26,049            26,049             26,049
                                         ----------------  ----------------  ----------------  ----------------   ----
    -----------Total comprehensive income (loss)                                                                               $
    4,853
                                                                                               ================
Partners' capital (deficit), March 31,
    1998                                      10,410,524              (212)           26,049                           10,436,361

Capital contributions                         35,069,000                 -                 -                           35,069,000

Selling commissions and registration
    costs                                     (4,835,446)                -                 -                           (4,835,446)
Distributions                                          -                 -                 -                                    -

Comprehensive income (loss)

    Net income (loss)                            267,138             2,698                 -  $        269,836            269,836

    Other comprehensive income (loss)

       Unrealized gain (loss) on
           securities available-for-sale               -                 -            10,005            10,005             10,005
                                         ----------------  ----------------  ----------------  ----------------   ----
    -----------Total comprehensive income (loss)                                                                               $
    279,841
                                                                                               ================

Partners' capital (deficit), March 31,
    1999                                $     40,911,216  $          2,486  $         36,054                     $     40,949,756
                                         ================  ================  ================
================

                                      (continued)

                            Boston Capital Tax Credit Fund IV L.P.
                     STATEMENT OF CHANGES IN PARTNERS' CAPITAL - CONTINUED
                                   Year ended March 31, 1999

                                                                                Accumulated
                                                                                   other
                                                                General        comprehensive     Comprehensive
               Series 33                     Assignees          partner           income            income
Total
-------------------------------------    ----------------  ----------------  ----------------  ----------------   ----
------------

Partners' capital (deficit), March 31,
    1998                                $              -  $              -  $              -                     $
-

Capital contributions                         26,362,000                 -                 -
26,362,000

Selling commissions and registration
    costs                                     (3,777,466)                -                 -
(3,777,466)

Distributions                                          -                 -                 -
-
Comprehensive income (loss)

    Net income (loss)                            192,157             1,941                 -  $        194,098
194,098

    Other comprehensive income (loss)

       Unrealized gain (loss) on
           securities available-for-sale               -                 -            35,318            35,318
35,318
                                         ----------------  ----------------  ----------------  ----------------   ----
    -----------Total comprehensive income (loss)                                                      $        229,416
                                                                                               ================
Partners' capital (deficit), March 31,
    1999                                $     22,776,691  $          1,941  $         35,318                     $
22,813,950
                                         ================  ================  ================
================


                                      (continued)

                            Boston Capital Tax Credit Fund IV L.P.

                                   Year ended March 31, 1999

                                                                                Accumulated
                                                                                   other
                                                                General        comprehensive     Comprehensive
               Series 34                     Assignees          partner           income            income
Total
-------------------------------------    ----------------  ----------------  ----------------  ----------------   ----
------------

Partners' capital (deficit), March 31,
    1998                                $              -  $              -  $              -                     $
-

Capital contributions                         35,273,000                 -                 -
35,273,000

Selling commissions and registration
    costs                                     (5,175,790)                -                 -
(5,175,790)

Distributions                                          -                 -                 -
-
Comprehensive income (loss)

    Net income (loss)                             39,550               399                 -  $         39,949
39,949

    Other comprehensive income (loss)

       Unrealized gain (loss) on
           securities available-for-sale               -                 -            33,283            33,283
33,283
                                         ----------------  ----------------  ----------------  ----------------   ----
    -----------Total comprehensive income (loss)                                                      $         73,232
                                                                                               ================
Partners' capital (deficit), March 31,
    1999                                $     30,136,760  $            399  $         33,283                     $
30,170,442
                                         ================  ================  ================
================

                                      (continued)

                            Boston Capital Tax Credit Fund IV L.P.
                     STATEMENT OF CHANGES IN PARTNERS' CAPITAL - CONTINUED
                                   Year ended March 31, 1999

                                                                                Accumulated
                                                                                   other
                                                                General        comprehensive     Comprehensive
               Series 35                     Assignees          partner           income            income
Total
-------------------------------------    ----------------  ----------------  ----------------  ----------------   ----
------------

Partners' capital (deficit), March 31,
    1998                                $              -  $              -  $              -                     $
-

Capital contributions                          7,042,000                 -                 -
7,042,000

Selling commissions and registration
    costs                                     (1,127,440)                -                 -
(1,127,440)

Distributions                                          -                 -                 -
-
Comprehensive income (loss)

    Net income (loss)                             (6,699)              (68)                -  $         (6,767)
(6,767)

    Other comprehensive income (loss)

       Unrealized gain (loss) on
           securities available-for-sale               -                 -             1,579             1,579
1,579
                                         ----------------  ----------------  ----------------  ----------------   ----
    -----------Total comprehensive income (loss)                                                  $         (5,188)
                                                                                               ================
Partners' capital (deficit), March 31,
    1999                                $      5,907,861  $            (68) $          1,579                     $
5,909,372
                                         ================  ================  ================
================


                               See notes to financial statements

                            Boston Capital Tax Credit Fund IV L.P.
                                   STATEMENTS OF CASH FLOWS

                                                                       Total --------------
                                             ------------------------------------------
                                               Year ended           Year ended
                                               Year ended
                                             March 31, 1999       March 31, 1998
                                            March 31, 1997 ---------------      -----------
                                            ----       ---------------
 Cash flows from operating activities
    Net income (loss)                      $    (17,477,354)    $    (13,468,421)    $
(11,568,501)
    Adjustments to reconcile net
    income (loss) to net cash provided by (used in) operating activities

       Share of (income) losses from operating limited
partnerships                                   16,178,884           12,821,176
10,783,903
       Distributions received from
           operating limited
           partnerships                              74,152               56,484
1,391
       Amortization                                 200,643              163,770
118,360
       Organization costs                          (220,394)            (232,245)
(264,394)

    Changes in assets and liabilities

       Prepaid expenses                                   -                6,458
(247)
       Other assets                                (469,521)           1,615,579
(117,439)

       Accounts payable and accrued
           expenses                                (387,489)             479,609
(317,080)

       Accounts payable - affiliates              1,866,990            1,877,816
1,045,255
                                            ---------------      ---------------       ----
-----------
           Net cash provided by (used
              in) operating activities             (234,089)           3,320,226
(318,752)
                                            ---------------      ---------------       ----
-----------

 Cash flows from investing activities

    Acquisition costs paid for
       operating limited partnerships           (11,333,915)         (12,648,551)
(11,151,932)

    Capital contributions paid to
       operating limited partnerships           (67,552,049)         (55,573,742)
(41,188,223)

    Deposits for purchases of
       operating limited partnerships                     -          (11,903,719)
(5,021,622)

    Advances to operating limited
       partnerships                             (16,827,418)         (12,100,134)
(7,549,854)

    Purchase of investments (net of
       proceeds from sale of
       investments)                              22,153,804          (23,392,784)
(28,077,767)
                                            ---------------      ---------------       ----
-----------

           Net cash provided by (used
              in) investing activities          (73,559,578)        (115,618,930)
(92,989,398)
                                           ---------------      ---------------       -------------
--
Cash flows from financing activities
   Capital contributions received              103,746,000          112,693,500
103,779,906
   Selling commissions and
      registration costs paid                  (14,918,086)         (16,003,410)
(15,124,909)
   Distributions paid                             (275,000)                   -
-
   Proceeds from (repayment of) line
   of credit                                    (4,800,000)           5,000,000
-
                                           ---------------      ---------------       -------------
--

          Net cash provided by (used
             in) financing activities           83,752,914          101,690,090
88,654,997
                                           ---------------      ---------------       -------------
--

          NET INCREASE (DECREASE) IN
             CASH AND CASH
             EQUIVALENTS                         9,959,247          (10,608,614)
(4,653,153)

Cash and cash equivalents, beginning             4,193,020           14,801,634
19,454,787
                                           ---------------      ---------------       -------------
--

Cash and cash equivalents, ending         $     14,152,267     $      4,193,020     $
14,801,634
                                           ===============      ===============
===============

                                   (continued)

                     Boston Capital Tax Credit Fund IV L.P.

                                                                      Total -------------
                                                   ----------------------------
                                                    Year ended     Year ended      Year
                                                    ended
                                                    March 31,      March 31,
March 31,
                                                       1999           1998
1997
                                                   -----------    -----------        ----
-------
         Supplemental   schedule   of   noncash
         investing and financing activities

            The   fund   has   increased   its
               investments     in    operating
               limited partnerships for unpaid
               capital  contributions  due  to
               the      operating      limited
               partnerships                       $ 97,716,105   $ 83,394,434    $
58,516,586
                                                   ===========    ===========
===========
            The   fund   has   decreased   its
               investment  and  decreased  its capital contribution obligation
               in       operating      limited
               partnerships for low income tax
credits not generated       $  1,070,100   $      653,582        $  1,126,529
                                                   ===========    ===========
===========
            The   fund  has  recorded  capital
               contributions      (syndication
               proceeds)    being   held   and
               subsequently  released  by  the
escrow agent                 $               -    $       -      $  3,505,470
                                                   ===========    ===========
===========
            The   fund   has   applied   notes
               receivable  and advances to its capital contribution obligation
               in       operating      limited
               partnerships                     $   24,841,626   $  5,302,786    $
13,848,014
                                                   ===========    ===========
===========
            The   fund   has   decreased   its
               investments     in    operating
               limited partnerships for unpaid capital  contributions  due  to
               the      operating      limited
               partnership  disposed of during
the year                     $  1,700,745  $            -        $  1,773,705
                                                   ===========    ===========
===========
            The   fund   has   increased   its
               deferred  acquisition costs for operating  limited partnerships
disposed of during the year  $         244,628    $       -      $     90,208
                                                   ===========    ===========
===========
            The   fund   has   decreased   its
               i n vestments  and  recorded  a
               receivable  for tax credits not g e nerated  by  the  operating
limited partnerships        $          448,332    $ 313,388      $    236,894
                                                   ===========    ===========
===========
            The  fund  has  increased  selling
               commissions   and  registration
               costs for amounts payable          $    312,955   $          -    $
-
                                                   ===========    ===========
===========

Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included. Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.

                                     (continued)

                            Boston Capital Tax Credit Fund IV L.P. STATEMENTS OF CASH FLOWS - CONTINUED

                                                           Series 20
                                           --------------------------------------
                                           ---Year ended     Year ended      Year
                                           ended
                                           March 31,      March 31,       March
31,
                                              1999           1998            1997
                                          -----------    -----------     --------
---

Cash flows from operating activities

   Net income (loss)                     $ (2,811,432)
                                                        $ (2,844,245)   $
   (3,320,223) Adjustments to reconcile net
   income (loss) to net cash provided by (used in) operating activities

      Share of (income) losses from operating limited
partnerships                               2,359,812       2,516,153
2,941,378
      Distributions received from
          operating limited
          partnerships                          5,283         17,236
88
      Amortization                             23,284         23,285
23,285
      Organization costs                            -              -
-

   Changes in assets and liabilities

      Prepaid expenses                              -          4,410
(247)
      Other assets                            188,042        (96,053)
67,528

      Accounts payable and accrued
          expenses                                  -              -
-

      Accounts payable - affiliates           379,248        379,065
378,973
                                          -----------    -----------     --------
---
          Net cash provided by (used
             in) operating activities         144,237           (149)
90,782
                                          -----------    -----------     --------
---

Cash flows from investing activities

   Acquisition costs paid for
      operating limited partnerships                -              -
(4)

   Capital contributions paid to
      operating limited partnerships          (97,459)      (553,877)
(943,061)

   Deposits for purchases of
      operating limited partnerships                -        (81,330)
-

   Advances to operating limited
      partnerships                           (395,447)             -
41,266

   Purchase of investments (net of
      proceeds from sale of
      investments)                            373,276        404,930
(66,553)
                                          -----------    -----------     --------
---

          Net cash provided by (used
             in) investing activities        (119,630)      (230,277)
(968,352)
                                          -----------    -----------     --------
---
Cash flows from financing activities
   Capital contributions received                   -              -               -
   Selling commissions and
      registration costs paid                       -              -               -
   Distributions paid                               -              -               -
   Proceeds from (repayment of) line
   of credit                                        -              -               -
                                          -----------    -----------     --------
---
          Net cash provided by (used
             in) financing activities               -              -               -
                                          -----------    -----------     --------
---

          NET INCREASE (DECREASE) IN
             CASH AND CASH
             EQUIVALENTS                       24,607       (230,426)
(877,570)

Cash and cash equivalents, beginning          198,679        429,105
1,306,675
                                          -----------    -----------     --------
---

Cash and cash equivalents, ending        $    223,286   $    198,679    $
429,105
                                          ===========    ===========
===========

                                   (continued)

                    Boston Capital Tax Credit Fund IV L.P.
                            STATEMENTS OF CASH FLOWS - CONTINUED

                                                           Series 20 -----------
                                          ------------------------------
                                           Year ended    Year ended      Year
                                           ended
                                            March 31,     March 31,       March
31,
                                              1999          1998            1997
                                          -----------   -----------      -------
----
Supplemental   schedule   of   noncash
investing and financing activities

   The   fund   has   increased   its
      investments     in    operating
      limited partnerships for unpaid
      capital  contributions  due  to
      the      operating      limited
      partnerships                       $     31,153 $           -    $
-
                                          ===========   ===========
===========
   The   fund   has   decreased   its
      investment  and  decreased  its capital contribution obligation in
      operating     limited
      partnerships for low income tax
credits not generated             $          2,662 $              -    $
75,779
                                          ===========   ===========
===========
   The   fund  has  recorded  capital
      contributions      (syndication proceeds)    being   held        and
      subsequently  released  by  the
escrow agent                  $                 - $               -    $
-
                                          ===========   ===========
===========
   The   fund   has   applied   notes
      receivable  and advances to its capital contribution obligation in
      operating     limited
      partnerships                       $     67,702 $     874,787    $
912,500
                                          ===========   ===========
===========
   The   fund   has   decreased   its
      investments     in    operating
      limited partnerships for unpaid capital  contributions  due  to the
      operating     limited
      partnership  disposed of during
the year                          $              - $              -    $
-
                                          ===========   ===========
===========
   The   fund   has   increased   its
      deferred  acquisition costs for operating  limited partnerships
disposed of during the year   $                 - $               -    $
-
                                          ===========   ===========
===========
   The   fund   has   decreased   its
      i n vestments  and  recorded  a
      receivable  for tax credits not g e nerated  by  the  operating
limited partnerships              $        153,054 $              -    $
-
                                          ===========   ===========
===========

   The  fund  has  increased  selling commissions   and  registration
costs for amounts payable             $          - $           -    $
-
                                          ===========   ===========
===========
Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included. Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.

                                     (continued)

                            Boston Capital Tax Credit Fund IV L.P.
                            STATEMENTS OF CASH FLOWS - CONTINUED

                                                           Series 21 ------------
                                          -----------------------------
                                           Year ended     Year ended      Year
                                           ended March 31,      March 31,
                                           March 31,
                                              1999           1998            1997
                                          -----------    -----------     --------
--
Cash flows from operating activities
   Net income (loss)                     $ (1,653,386)  $ (2,098,068)   $
(2,361,437)
   Adjustments to reconcile net
   income (loss) to net cash provided by (used in) operating activities

      Share of (income) losses from operating limited
partnerships                               1,440,087       1,854,423
2,109,014
      Distributions received
          (returned), net, from
          operating limited
          partnerships                         (6,582)        22,158
-
      Amortization                             12,523         18,957
18,957
      Organization costs                            -              -
-

   Changes in assets and liabilities

      Prepaid expenses                              -              -
-
      Other assets                              2,672         (1,644)
62,784

      Accounts payable and accrued
          expenses                                  -              -
-

      Accounts payable - affiliates            25,840        225,840
225,840
                                          -----------    -----------     --------
---
          Net cash provided by (used
             in) operating activities        (178,846)        21,666
55,158
                                          -----------    -----------     --------
---

Cash flows from investing activities

   Acquisition costs paid for
      operating limited partnerships                -              -
-

   Capital contributions paid to
      operating limited partnerships          (30,147)       (30,517)
(318,005)

   Deposits for purchases of
      operating limited partnerships                -              -
-

   Advances to operating limited
      partnerships                                  -              -
(420,377)

   Purchase of investments (net of
      proceeds from sale of
      investments)                            242,109       (314,236)
(221,571)
                                          -----------    -----------     --------
---

          Net cash provided by (used
             in) investing activities         211,962       (344,753)
(959,953)
                                          -----------    -----------     --------
---
Cash flows from financing activities
   Capital contributions received                   -              -               -
   Selling commissions and
      registration costs paid                       -              -               -
   Distributions paid                               -              -               -
   Proceeds from (repayment of) line
   of credit                                        -              -               -
                                          -----------    -----------     --------
---

          Net cash provided by (used
             in) financing activities               -              -               -
                                          -----------    -----------     --------
---

          NET INCREASE (DECREASE) IN
             CASH AND CASH
             EQUIVALENTS                       33,116       (323,087)
(904,795)

Cash and cash equivalents, beginning          171,025        494,112
1,398,907
                                          -----------    -----------     --------
---

Cash and cash equivalents, ending        $    204,141   $    171,025    $
494,112
                                          ===========    ===========
===========

                                   (continued)

                            Boston Capital Tax Credit Fund IV L.P.
                            STATEMENTS OF CASH FLOWS - CONTINUED

                                                           Series 21 -----------
                                          ------------------------------
                                           Year ended     Year ended      Year
                                           ended
                                           March 31,      March 31,       March
31,
                                              1999           1998
1997
                                          -----------    -----------     -------
----
Supplemental   schedule  of  noncash
investing and financing activities

   The     fund  has  increased  its
      investments    in   operating limited   partnerships   for
      unpaid  capital contributions due  to the operating limited
partnerships                        $            -   $          -    $
-
                                          ===========    ===========
===========
   The     fund  has  decreased  its
      investment  and decreased its
      c a p i tal      contribution
      obligation    in    operating
      limited  partnerships for low
      income    tax   credits   not
      generated                          $    120,786   $     78,670    $
299,263
                                          ===========    ===========
===========
   The  fund  has  recorded  capital
      contributions    (syndication
      p r oceeds)  being  held  and subsequently  released by the
escrow agent                        $            -   $          -    $
-
                                          ===========    ===========
===========
   The     fund  has  applied  notes
      receivable  and  advances  to its    capital   contribution obligation
      in    operating
limited partnerships                $            -   $          -    $
138,080
                                          ===========    ===========
===========
   The     fund  has  decreased  its
      investments    in   operating
      limited    partnerships   for
      unpaid  capital contributions
      due  to the operating limited
      partnership    disposed    of
      during the year                    $          -   $          -    $
319,435
                                          ===========    ===========
===========
   The     fund  has  increased  its
      deferred   acquisition  costs
      for     operating     limited
      partnerships    disposed   of
      during the year                    $          -   $          -    $
-
                                          ===========    ===========
===========
   The     fund  has  decreased  its
      investments  and  recorded  a
      receivable  for  tax  credits
      not    generated    by    the
      o p e r a t i ng      limited
      partnerships                       $     21,620   $      1,752    $
118,031
                                          ===========    ===========
===========
   The  fund  has  increased selling
      commissions  and registration
      costs for amounts payable          $          -   $          -    $
-
                                          ===========    ===========
===========

Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included. Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.

                                     (continued)

                            Boston Capital Tax Credit Fund IV L.P.
                            STATEMENTS OF CASH FLOWS - CONTINUED

                                                           Series 22 ------------
                                          -----------------------------
                                           Year ended     Year ended      Year
                                           ended March 31,      March 31,
                                           March 31,
                                              1999           1998            1997
                                          -----------    -----------     --------
--
Cash flows from operating activities
   Net income (loss)                     $ (1,658,012)  $ (1,654,264)   $
(2,058,842)
   Adjustments to reconcile net
   income (loss) to net cash provided by (used in) operating activities

      Share of (income) losses from operating limited
partnerships                               1,371,100       1,372,762
1,817,108
      Distributions received from
          operating limited
          partnerships                         47,722          3,342
-
      Amortization                             12,538         12,538
12,538
      Organization costs                            -              -
-

   Changes in assets and liabilities

      Prepaid expenses                              -              -
-
      Other assets                              1,050        115,918
109,096

      Accounts payable and accrued
          expenses                                  -              -
(1,199)
      Accounts payable - affiliates           254,590        247,568
242,675
                                          -----------    -----------     --------
---
          Net cash provided by (used
             in) operating activities          28,988         97,864
121,376
                                          -----------    -----------     --------
---

Cash flows from investing activities

   Acquisition costs paid for
      operating limited partnerships           (1,483)       (35,327)
(38,438)

   Capital contributions paid to
      operating limited partnerships         (238,491)    (1,261,110)
(611,151)

   Deposits for purchases of
      operating limited partnerships                -              -
-

   Advances to operating limited
      partnerships                            317,065        413,033
(342,847)

   Purchase of investments (net of
      proceeds from sale of
      investments)                            113,994        236,153
(166,640)
                                          -----------    -----------     --------
---

          Net cash provided by (used
             in) investing activities         191,085       (647,251)
(1,159,076)
                                          -----------    -----------     --------
---
Cash flows from financing activities
   Capital contributions received                   -              -               -
   Selling commissions and
      registration costs paid                       -              -               -
   Distributions paid                               -              -               -
   Proceeds from (repayment of) line
   of credit                                        -              -               -
                                          -----------    -----------     --------
---
          Net cash provided by (used
             in) financing activities               -              -               -
                                          -----------    -----------     --------
---

          NET INCREASE (DECREASE) IN
             CASH AND CASH
             EQUIVALENTS                      220,073       (549,387)
(1,037,700)

Cash and cash equivalents, beginning           99,260        648,647
1,686,347
                                          -----------    -----------     --------
---

Cash and cash equivalents, ending        $    319,333   $     99,260    $
648,647
                                          ===========    ===========
===========

                                   (continued)

                            Boston Capital Tax Credit Fund IV L.P.
                            STATEMENTS OF CASH FLOWS - CONTINUED

                                                           Series 22 -----------
                                          ------------------------------
                                           Year ended     Year ended      Year
                                           ended
                                           March 31,      March 31,       March
31,
                                              1999           1998
1997
                                          -----------    -----------     -------
----
Supplemental   schedule  of  noncash
investing and financing activities

   The     fund  has  increased  its
      investments    in   operating limited   partnerships   for
      unpaid  capital contributions due  to the operating limited
partnerships                        $      240,900   $          -    $
664,633
                                          ===========    ===========
===========
   The     fund  has  decreased  its
      investment  and decreased its
      c a p i tal      contribution
      obligation    in    operating
      limited  partnerships for low
      income    tax   credits   not
      generated                          $          -   $     60,840    $
114,458
                                          ===========    ===========
===========
   The  fund  has  recorded  capital
      contributions    (syndication
      p r oceeds)  being  held  and subsequently  released by the
escrow agent                        $            -   $          -    $
-
                                          ===========    ===========
===========
   The     fund  has  applied  notes
      receivable  and  advances  to its    capital   contribution obligation
      in    operating
limited partnerships                $  1,288,063   $          -    $  2,123,455
                                          ===========    ===========
===========
   The     fund  has  decreased  its
      investments    in   operating
      limited    partnerships   for
      unpaid  capital contributions
      due  to the operating limited
      partnership    disposed    of
      during the year                    $          -   $          -    $
995,075
                                          ===========    ===========
===========
   The     fund  has  increased  its
      deferred   acquisition  costs
      for     operating     limited
      partnerships    disposed   of
      during the year                    $          -   $          -    $
90,208
                                          ===========    ===========
===========
   The     fund  has  decreased  its
      investments  and  recorded  a receivable  for  tax  credits not
      generated    by    the
      o p e r a t i ng      limited
      partnerships                       $          -   $     35,303    $          -
                                          ===========    ===========
===========
   The  fund  has  increased selling
      commissions  and registration
      costs for amounts payable          $          -   $          -    $          -
                                          ===========    ===========
===========

Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included. Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.

                                     (continued)

                            Boston Capital Tax Credit Fund IV L.P.
                            STATEMENTS OF CASH FLOWS - CONTINUED

                                                           Series 23 ------------
                                          -----------------------------
                                           Year ended     Year ended      Year
                                           ended March 31,      March 31,
                                           March 31,
                                              1999           1998            1997
                                          -----------    -----------     --------
--
Cash flows from operating activities
   Net income (loss)                     $ (1,860,174)  $ (1,927,661)   $
(1,996,916)
   Adjustments to reconcile net
   income (loss) to net cash provided by (used in) operating activities

      Share of (income) losses from operating limited
partnerships                               1,587,640       1,705,493
1,847,436
      Distributions received from
          operating limited
          partnerships                          3,178            360
378
      Amortization                             13,072         13,072
13,072
      Organization costs                            -              -
-

   Changes in assets and liabilities

      Prepaid expenses                              -          2,048
-
      Other assets                             83,862            239
(181,000)

      Accounts payable and accrued
          expenses                                  -              -
-

      Accounts payable - affiliates           115,264        237,676
50,832
                                          -----------    -----------     --------
---
          Net cash provided by (used
             in) operating activities         (57,158)        31,227
(266,198)
                                          -----------    -----------     --------
---

Cash flows from investing activities

   Acquisition costs paid for
      operating limited partnerships           (5,072)         1,550
(32,371)

   Capital contributions paid to
      operating limited partnerships         (370,254)    (1,705,632)
(3,749,205)

   Deposits for purchases of
      operating limited partnerships                -       (346,490)
-

   Advances to operating limited
      partnerships                            385,000              -
409,630
   Purchase of investments (net of
      proceeds from sale of
      investments)                            582,680        516,109
3,903,324
                                          -----------    -----------     -------
----

          Net cash provided by (used
             in) investing activities         592,354     (1,534,463)
531,378
                                          -----------    -----------     -------
----
Cash flows from financing activities
   Capital contributions received                   -              -               -
   Selling commissions and
      registration costs paid                       -              -               -
   Distributions paid                               -              -               -
   Proceeds from (repayment of) line
   of credit                                        -              -               -
                                          -----------    -----------     -------
----

          Net cash provided by (used
             in) financing activities               -              -               -
                                          -----------    -----------     -------
----
          NET INCREASE (DECREASE) IN
             CASH AND CASH
             EQUIVALENTS                      535,196     (1,503,236)
265,180

Cash and cash equivalents, beginning           75,562      1,578,798
1,313,618
                                          -----------    -----------     -------
----

Cash and cash equivalents, ending        $    610,758   $     75,562    $
1,578,798
                                          ===========    ===========
===========

                                   (continued)

                            Boston Capital Tax Credit Fund IV L.P.
                            STATEMENTS OF CASH FLOWS - CONTINUED

                                                           Series 23 -----------
                                          ------------------------------
                                           Year ended     Year ended      Year
                                           ended
                                           March 31,      March 31,       March
31,
                                              1999           1998
1997
                                          -----------    -----------     -------
----
Supplemental   schedule  of  noncash
investing and financing activities

   The     fund  has  increased  its
      investments    in   operating limited   partnerships   for
      unpaid  capital contributions due  to the operating limited
partnerships                        $            -   $          -    $
80,126
                                          ===========    ===========
===========
   The      fund    has    decreased
      (increased)   its  investment
      and decreased (increased) its
      c a p i tal      contribution
      obligation    in    operating
      limited  partnerships for low
      income    tax   credits   not
      generated                          $          -   $       (723)   $
293,659
                                          ===========    ===========
===========
   The  fund  has  recorded  capital
      contributions    (syndication
      p r oceeds)  being  held  and subsequently  released by the
escrow agent                        $            -   $          -    $
-
                                          ===========    ===========
===========
   The     fund  has  applied  notes
      receivable  and  advances  to its    capital   contribution obligation
      in    operating
limited partnership                 $  1,581,038   $    100,000    $  2,105,920
                                          ===========    ===========
===========
   The     fund  has  decreased  its
      investments    in   operating
      limited    partnerships   for
      unpaid  capital contributions
      due  to the operating limited
      partnership    disposed    of
      during the year                    $          -   $          -    $
-
                                          ===========    ===========
===========
   The     fund  has  increased  its
      deferred   acquisition  costs
      for     operating     limited
      partnerships    disposed   of
      during the year                    $          -   $          -    $
-
                                          ===========    ===========
===========
   The     fund  has  decreased  its
      investments  and  recorded  a
      receivable  for  tax  credits not  generated by the operat
ing limited partnerships                $ -         $     32,604        $
118,863
                                          ===========    ===========
===========
   The  fund  has  increased selling
      commissions  and registration
      costs for amounts payable          $          -   $          -    $
-
                                          ===========    ===========
===========

Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included. Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.

                                     (continued)

                            Boston Capital Tax Credit Fund IV L.P.
                            STATEMENTS OF CASH FLOWS - CONTINUED

                                                           Series 24 ------------
                                          -----------------------------
                                           Year ended     Year ended      Year
                                           ended March 31,      March 31,
                                           March 31,
                                              1999           1998            1997
                                          -----------    -----------     --------
--
Cash flows from operating activities
   Net income (loss)                     $ (1,723,705)  $ (1,575,358)   $
(928,613)
   Adjustments to reconcile net
   income (loss) to net cash provided by (used in) operating activities

      Share of (income) losses from operating limited
partnerships                               1,475,502       1,342,281
797,796
      Distributions received from
          operating limited
          partnerships                          2,222          9,835
925
      Amortization                             12,980         12,979
12,980
      Organization costs                            -              -
-

   Changes in assets and liabilities

      Prepaid expenses                              -              -
-
      Other assets                            100,464          3,730
13,326

      Accounts payable and accrued
          expenses                            (27,000)        27,000
(236,334)
      Accounts payable - affiliates           233,148        233,147
46,367
                                          -----------    -----------     --------
---
          Net cash provided by (used
             in) operating activities          73,611         53,614
(293,553)
                                          -----------    -----------     --------
---

Cash flows from investing activities

   Acquisition costs paid for
      operating limited partnerships           (3,912)       (76,061)
(220,514)

   Capital contributions paid to
      operating limited partnerships         (306,593)    (1,377,894)
(5,596,362)

   Deposits for purchases of
      operating limited partnerships                -       (148,335)
(413,344)

   Advances to operating limited
      partnerships                            255,061      1,073,666
(259,283)

   Purchase of investments (net of
      proceeds from sale of
      investments)                             11,364        105,358
2,631,254
                                          -----------    -----------     --------
---

          Net cash provided by (used
             in) investing activities         (44,080)      (423,266)
(3,858,249)
                                          -----------    -----------     --------
---
Cash flows from financing activities
   Capital contributions received                   -              -               -
   Selling commissions and
      registration costs paid                       -              -               -
   Distributions paid                               -              -               -
   Proceeds from (repayment of) line
   of credit                                        -              -               -
                                          -----------    -----------     --------
---

          Net cash provided by (used
             in) financing activities               -              -               -
                                          -----------    -----------     --------
---
          NET INCREASE (DECREASE) IN
             CASH AND CASH
             EQUIVALENTS                       29,531       (369,652)
(4,151,802)

Cash and cash equivalents, beginning          275,033        644,685
4,796,487
                                          -----------    -----------     --------
---

Cash and cash equivalents, ending        $    304,564   $    275,033    $
644,685
                                          ===========    ===========
===========

                                   (continued)

                            Boston Capital Tax Credit Fund IV L.P.
                            STATEMENTS OF CASH FLOWS - CONTINUED

                                                           Series 24 -----------
                                          ------------------------------
                                           Year ended     Year ended      Year
                                           ended
                                           March 31,      March 31,       March
31,
                                              1999           1998
1997
                                          -----------    -----------     -------
----
Supplemental   schedule  of  noncash
investing and financing activities

   The     fund  has  increased  its
      investments    in   operating limited   partnerships   for
      unpaid  capital contributions due  to the operating limited
partnerships                        $       41,233   $    787,582    $
6,484,723
                                          ===========    ===========
===========
   The      fund    has    decreased
      (increased)   its  investment and decreased (increased) its capital
      contribution  obligation  in  operating limited partnerships  for  low income
tax credits not generated          $             -   $    (28,458)   $
191,888
                                          ===========    ===========
===========
   The  fund  has  recorded  capital
      contributions    (syndication p r oceeds)  being  held  and subsequently
      released by the
escrow agent                        $            -   $          -    $
-
                                          ===========    ===========
===========
   The     fund  has  applied  notes
      receivable  and  advances  to its    capital   contribution obligation
      in    operating
limited partnerships                     $     31,250   $    699,270    $
1,497,662
                                          ===========    ===========
===========
   The     fund  has  decreased  its
      investments    in   operating
      limited    partnerships   for
      unpaid  capital contributions
      due  to the operating limited
      partnership    disposed    of
      during the year                    $          -   $          -    $
459,195
                                          ===========    ===========
===========
   The     fund  has  increased  its
      deferred   acquisition  costs
      for     operating     limited
      partnerships    disposed   of
      during the year                    $          -   $          -    $
-
                                          ===========    ===========
===========
   The     fund  has  decreased  its
      investments  and  recorded  a receivable  for  tax  credits not  generated by the operat-
      ing limited partnerships           $     12,582   $     71,057    $          -
                                          ===========    ===========
===========
   The  fund  has  increased selling
      commissions  and registration
      costs for amounts payable          $          -   $          -    $          -
                                          ===========    ===========
===========

Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included. Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.

                                     (continued)

                            Boston Capital Tax Credit Fund IV L.P.
                            STATEMENTS OF CASH FLOWS - CONTINUED

                                                           Series 25 ------------
                                          -----------------------------
                                           Year ended     Year ended      Year
                                           ended March 31,      March 31,
                                           March 31,
                                              1999           1998            1997
                                          -----------    -----------     --------
--
Cash flows from operating activities
   Net income (loss)                     $ (1,926,105)  $ (1,793,365)   $
(760,670)
   Adjustments to reconcile net
   income (loss) to net cash provided by (used in) operating activities

      Share of (income) losses from operating limited
partnerships                               1,653,302       1,550,724
767,183
      Distributions received from
          operating limited
          partnerships                            144          3,468
-
      Amortization                             10,488         10,488
10,488
      Organization costs                            -              -
-

   Changes in assets and liabilities

      Prepaid expenses                              -              -
-
      Other assets                            103,056          6,282
41,697

      Accounts payable and accrued
          expenses                                  -           (983)
392
      Accounts payable - affiliates           272,676        (16,554)
15,095
                                          -----------    -----------     --------
---
          Net cash provided by (used
             in) operating activities         113,561       (239,940)
74,185
                                          -----------    -----------     --------
---

Cash flows from investing activities

   Acquisition costs paid for
      operating limited partnerships           (2,477)      (302,197)
(394,746)

   Capital contributions paid to
      operating limited partnerships         (298,607)    (1,996,981)
(7,672,304)

   Deposits for purchases of
      operating limited partnerships                -         42,425
(3,403,085)

   Advances to operating limited
      partnerships                            203,620       (349,141)
139,287

   Purchase of investments (net of
      proceeds from sale of
      investments)                            469,924      2,064,018
4,908,818
                                          -----------    -----------     --------
---

          Net cash provided by (used
             in) investing activities         372,460       (541,876)
(6,422,030)
                                          -----------    -----------     --------
---
Cash flows from financing activities
   Capital contributions received                   -              -
-
   Selling commissions and
      registration costs paid                       -           (570)
(3,652)
   Distributions paid                               -              -
-
   Proceeds from (repayment of) line
   of credit                                        -              -
-
                                          -----------    -----------     --------
---

          Net cash provided by (used
             in) financing activities               -           (570)
(3,652)
                                          -----------    -----------     --------
---
          NET INCREASE (DECREASE) IN
             CASH AND CASH
             EQUIVALENTS                      486,021       (782,386)
(6,351,497)

Cash and cash equivalents, beginning          173,979        956,365
7,307,862
                                          -----------    -----------     --------
---

Cash and cash equivalents, ending        $    660,000   $    173,979    $
956,365
                                          ===========    ===========
===========

                                   (continued)

                            Boston Capital Tax Credit Fund IV L.P.
                            STATEMENTS OF CASH FLOWS - CONTINUED

                                                           Series 25 -----------
                                          ------------------------------
                                           Year ended     Year ended      Year
                                           ended
                                           March 31,      March 31,       March
31,
                                              1999           1998
1997

                                          -----------    -----------     -------
----
Supplemental   schedule  of  noncash
investing and financing activities

   The     fund  has  increased  its investments    in   operating limited
      partnerships   for
      unpaid  capital contributions due  to the operating limited
partnerships                        $            -   $          -    $
15,092,627
                                          ===========    ===========
===========
   The     fund  has  decreased  its
      investment  and decreased its c a p i tal      contribution obligation
      in    operating limited  partnerships for low income    tax   credits
      not
generated                                $     47,737   $     72,102    $
104,873
                                          ===========    ===========
===========
   The  fund  has  recorded  capital
      contributions    (syndication p r oceeds)  being  held  and subsequently
      released by the
escrow agent                        $            -   $          -    $
-
                                          ===========    ===========
===========
  The     fund  has  applied  notes
      receivable  and  advances  to its    capital   contribution obligation
      in    operating
limited partnerships                     $    346,200   $    971,989    $
5,789,497
                                          ===========    ===========
===========
  The     fund  has  decreased  its
      investments    in   operating
      limited    partnerships   for
      unpaid  capital contributions
      due  to the operating limited
      partnership    disposed    of
      during the year                    $          -   $          -    $
-
                                          ===========    ===========
===========
   The     fund  has  increased  its
      deferred   acquisition  costs
      for     operating     limited
      partnerships    disposed   of
      during the year                    $          -   $          -    $
-
                                          ===========    ===========
===========
   The     fund  has  decreased  its
      investments  and  recorded  a receivable  for  tax  credits not  generated by the operat-
      ing limited partnerships           $     58,226   $     95,998    $          -
                                          ===========    ===========
===========
   The  fund  has  increased selling
      commissions  and registration
      costs for amounts payable          $          -   $          -    $          -
                                          ===========    ===========
===========

Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included. Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.

                                     (continued)

                            Boston Capital Tax Credit Fund IV L.P.
                            STATEMENTS OF CASH FLOWS - CONTINUED

                                                           Series 26 ------------
                                          -----------------------------
                                           Year ended     Year ended     Year
                                           ended
                                           March 31,      March 31,       March
31,
                                              1999           1998           1997
                                          -----------    -----------     --------
---

Cash flows from operating activities

   Net income (loss)                     $ (1,719,368)  $ (1,016,127)  $
(209,997)
   Adjustments to reconcile net
   income (loss) to net cash provided by (used in) operating activities

      Share of (income) losses from operating limited
partnerships                               1,448,218         869,148
493,405
      Distributions received from
          operating limited
          partnerships                         13,696              -
-
      Amortization                             18,931         18,931
14,198
      Organization costs                            -              -
(48,304)

   Changes in assets and liabilities

      Prepaid expenses                              -              -
-
      Other assets                             36,282         20,397
(51,068)

      Accounts payable and accrued
          expenses                                  8             82
(85,639)

      Accounts payable - affiliates           249,284          7,694
(49,168)
                                          -----------    -----------     --------
---
          Net cash provided by (used
             in) operating activities          47,051        (99,875)
63,427
                                          -----------    -----------     --------
---

Cash flows from investing activities

   Acquisition costs paid for
      operating limited partnerships          (61,180)      (310,027)
(3,163,343)

   Capital contributions paid to
      operating limited partnerships       (1,946,670)    (5,715,139)
(10,395,846)

   Deposits for purchases of
      operating limited partnerships                -       (433,223)
(1,145,193)

   Advances to operating limited
      partnerships                         (2,866,412)      (102,840)
(2,559,748)

   Purchase of investments (net of
      proceeds from sale of
      investments)                          5,911,913      5,527,075
(11,269,351)
                                          -----------    -----------     --------
---

          Net cash provided by (used
             in) investing activities       1,037,651     (1,034,154)
(28,533,481)
                                          -----------    -----------     --------
---
Cash flows from financing activities
   Capital contributions received                   -              -
32,544,376
   Selling commissions and
      registration costs paid                       -              -
(4,479,883)
   Distributions paid                               -              -
-
   Proceeds from (repayment of) line
   of credit                                        -              -
-
                                          -----------    -----------     --------
---

          Net cash provided by (used
             in) financing activities               -              -
28,064,493
                                          -----------    -----------     --------
---
          NET INCREASE (DECREASE) IN
             CASH AND CASH
             EQUIVALENTS                    1,084,702     (1,134,029)
(405,561)

Cash and cash equivalents, beginning          105,301      1,239,330
1,644,891
                                          -----------    -----------     --------
---

Cash and cash equivalents, ending        $  1,190,003   $    105,301   $
1,239,330
                                          ===========    ===========
===========

                                   (continued)

                            Boston Capital Tax Credit Fund IV L.P.
                            STATEMENTS OF CASH FLOWS - CONTINUED

                                                           Series 26 -----------
                                          ------------------------------
                                           Year ended     Year ended      Year
                                           ended
                                           March 31,      March 31,       March
31,
                                              1999           1998
1997
                                          -----------    -----------     -------
----
Supplemental   schedule   of   noncash
investing and financing activities

   The   fund   has   increased   its
      investments     in    operating
      limited partnerships for unpaid
      capital  contributions  due  to
      the      operating      limited
      partnerships                       $  1,617,313   $  8,201,085    $
16,205,864
                                          ===========    ===========
===========
   The   fund   has   decreased   its
      investment  and  decreased  its capital contribution obligation in
      operating       limited
      partnerships for low income tax
credits not generated             $             -       $    320,446    $
46,609
                                          ===========    ===========
===========
   The   fund  has  recorded  capital
      contributions      (syndication
      proceeds)    being   held   and
      subsequently  released  by  the
escrow agent                  $                -        $          -    $
-
                                          ===========    ===========
===========
   The   fund   has   applied   notes
      receivable  and advances to its capital contribution obligation in
      operating       limited
      partnerships                       $  3,453,918   $          -    $
1,280,900
                                          ===========    ===========
===========
   The   fund   has   decreased   its
      investments     in    operating
      limited partnerships for unpaid capital  contributions  due  to the
      operating       limited
      partnership  disposed of during
the year                          $             -       $          -    $
-
                                          ===========    ===========
===========
   The   fund   has   increased   its
      deferred  acquisition costs for operating  limited partnerships
disposed of during the year   $                -        $          -    $
-
                                          ===========    ===========
===========
   The   fund   has   decreased   its
      i n vestments  and  recorded  a
      receivable  for tax credits not g e nerated  by  the  operating
limited partnerships              $       133,565       $     76,674    $
-
                                          ===========    ===========
===========

   The  fund  has  increased  selling commissions   and  registration
costs for amounts payable            $          -   $          -    $          -
                                          ===========    ===========
===========
Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included. Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.

                                    (continued)

                            Boston Capital Tax Credit Fund IV L.P.
                            STATEMENTS OF CASH FLOWS - CONTINUED

                                                           Series 27 ------------
                                          -----------------------------
                                                                           Period
                                                                          June
                                                                         16, 1996
                                                                         (date
                                                                             of

                                           inception) Year ended     Year ended
                                           through
                                           March 31,      March 31,       March
31,
                                              1999           1998           1997
                                          -----------    -----------     --------
---

Cash flows from operating activities

   Net income (loss)                     $ (1,716,151)  $   (787,105)  $
(24,327)
   Adjustments to reconcile net
   income (loss) to net cash provided by (used in) operating activities

      Share of (income) losses from operating limited
partnerships                               1,421,601         689,756
9,016
      Distributions received from
          operating limited
          partnerships                          4,649              -
-
      Amortization                             15,522         15,522
7,761
      Organization costs                            -              -
(77,611)

   Changes in assets and liabilities

      Prepaid expenses                              -              -
-
      Other assets                             43,951        (11,075)
(33,090)

      Accounts payable and accrued
          expenses                                  -              -
-

      Accounts payable - affiliates           305,410        125,327
-
                                          -----------    -----------     --------
---
          Net cash provided by (used
             in) operating activities          74,982         32,425
(118,251)
                                          -----------    -----------     --------
---

Cash flows from investing activities

   Acquisition costs paid for
      operating limited partnerships          (34,189)      (243,421)
(2,611,813)

   Capital contributions paid to
      operating limited partnerships       (1,198,896)    (4,713,523)
(8,222,590)

   Deposits for purchases of
      operating limited partnerships                -     (1,162,984)
(60,000)

   Advances to operating limited
      partnerships                            (16,832)       (88,012)
(814,125)

   Purchase of investments (net of
      proceeds from sale of
      investments)                          2,519,784      4,252,996
(6,912,079)
                                          -----------    -----------     --------
---
          Net cash provided by (used
             in) investing activities       1,269,867     (1,954,944)
(18,620,607)
                                          -----------    -----------     --------
---

Cash flows from financing activities

   Capital contributions received                   -              -
24,607,000
   Selling commissions and
      registration costs paid                       -            124
(3,687,455)
   Distributions paid                        (275,000)             -
   Proceeds from (repayment of) line
   of credit                                        -              -
-
                                          -----------    -----------     --------
---

          Net cash provided by (used
             in) financing activities        (275,000)           124
20,919,545
                                          -----------    -----------     --------
---
          NET INCREASE (DECREASE) IN
             CASH AND CASH
             EQUIVALENTS                    1,069,849     (1,922,395)
2,180,687

Cash and cash equivalents, beginning          258,292      2,180,687
-
                                          -----------    -----------     --------
---

Cash and cash equivalents, ending        $  1,328,141   $    258,292   $
2,180,687
                                          ===========    ===========
===========

                                   (continued)

                            Boston Capital Tax Credit Fund IV L.P.
                            STATEMENTS OF CASH FLOWS - CONTINUED

                                                           Series 27 -----------
                                          ------------------------------
                                                                           Perio
                                                                           d
                                                                           June
                                                                           16,
                                                                          1996
                                                                              (d
                                                                              at
                                                                              e
                                                                              of

                                           inception) Year ended          Year
                                           ended                         through
                                           March 31,      March 31,       March
31,
                                              1999           1998
1997
                                          -----------    -----------     -------
----
Supplemental   schedule   of   noncash
investing and financing activities

   The   fund   has   increased   its
      investments     in    operating
      limited partnerships for unpaid
      capital  contributions  due  to
      the      operating      limited
      partnerships                       $    626,742   $  4,836,443    $
11,692,712
                                          ===========    ===========
===========
   The   fund   has   decreased   its
      investment  and  decreased  its capital contribution obligation in
      operating             limited
      partnerships for low income tax
credits not generated                $     383,266   $     69,020    $
-
                                          ===========    ===========
===========
   The   fund  has  recorded  capital
      contributions      (syndication
      proceeds)    being   held   and
      subsequently  released  by  the
escrow agent                         $           -   $          -    $
-
                                          ===========    ===========
===========
   The   fund   has   applied   notes
      receivable  and advances to its capital contribution obligation in
      operating             limited
      partnerships                       $    922,984   $          -    $
-
                                          ===========    ===========
===========
   The   fund   has   decreased   its
      investments     in    operating
      limited partnerships for unpaid capital  contributions  due  to the
      operating             limited
      partnership  disposed of during
the year                                 $          -   $          -    $
-
                                          ===========    ===========
===========
   The   fund   has   increased   its
      deferred  acquisition costs for operating  limited partnerships
disposed of during the year        $             -   $          -    $
-
                                          ===========    ===========
===========
   The   fund   has   decreased   its i n vestments  and  recorded  a receivable
      for tax credits not g e nerated  by  the  operating
limited partnerships                  $     69,285   $          -    $
-
                                          ===========    ===========
===========
   The  fund  has  increased  selling
      commissions   and  registration
      costs for amounts payable          $          -   $          -    $
-
                                          ===========    ===========
===========
Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included. Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.

                                     (continued)

                            Boston Capital Tax Credit Fund IV L.P.
                            STATEMENTS OF CASH FLOWS - CONTINUED

                                                           Series 28 -----------
                                          ------------------------------
                                                                           Perio
                                                                           d
                                                                          Septem
                                                                          ber
                                                                          30,
                                                                          1996
                                                                          (date
                                                                          of

                                           inception) Year ended    Year ended
                                           through
                                           March 31,      March 31,       March
31,
                                              1999          1998            1997
                                          -----------   -----------      -------
----

Cash flows from operating activities

   Net income (loss)                     $  (724,209)  $    264,071    $
91,590
   Adjustments to reconcile net
   income (loss) to net cash provided by (used in) operating activities

      Share of (income) losses from operating limited
partnerships                                793,965         351,007
1,567
      Distributions received from
          operating limited
          partnerships                         3,840             85
-
      Amortization                            20,326         20,326
5,081
      Organization costs                           -              -
(101,629)

   Changes in assets and liabilities

      Prepaid expenses                             -              -
-
      Other assets                            77,034        (13,201)
(146,712)

      Accounts payable and accrued
          expenses                                 -         (5,700)
5,700

      Accounts payable - affiliates          251,467          2,581
2,100
                                          -----------   -----------      --------
---
          Net cash provided by (used
             in) operating activities        422,423        619,169
(142,303)
                                          -----------   -----------      --------
---

Cash flows from investing activities

   Acquisition costs paid for
      operating limited partnerships        (139,560)      (391,912)
(3,665,291)

   Capital contributions paid to
      operating limited partnerships      (4,170,336)   (16,095,025)
(1,363,482)

   Deposits for purchases of
      operating limited partnerships               -              -
-

   Advances to operating limited
      partnerships                        (4,128,292)     3,123,082
(3,743,657)

   Purchase of investments (net of
      proceeds from sale of
      investments)                         8,108,839      8,642,281
(20,884,969)
                                          -----------   -----------      --------
---
          Net cash provided by (used
             in) investing activities       (329,349)    (4,721,574)
(29,657,399)
                                          -----------   -----------      --------
---

Cash flows from financing activities

   Capital contributions received                  -              -
39,999,000
   Selling commissions and
      registration costs paid                 (6,889)        (2,986)
(5,610,272)
   Distributions paid                              -              -
-
   Proceeds from (repayment of) line
   of credit                                       -              -
-
                                          -----------   -----------      --------
---

          Net cash provided by (used
             in) financing activities         (6,889)        (2,986)
34,388,728
                                          -----------   -----------      --------
---
          NET INCREASE (DECREASE) IN
             CASH AND CASH
             EQUIVALENTS                      86,185     (4,105,391)
4,589,026

Cash and cash equivalents, beginning         483,635      4,589,026
-
                                          -----------   -----------      --------
---

Cash and cash equivalents, ending        $   569,820   $    483,635    $
4,589,026
                                          ===========   ===========
===========

                                   (continued)

                            Boston Capital Tax Credit Fund IV L.P.
                            STATEMENTS OF CASH FLOWS - CONTINUED

                                                           Series 28 -----------
                                          ------------------------------
                                                                            Peri
                                                                            od
                                                                          Septem
                                                                           ber
                                                                           30,
                                                                           1996
                                                                           (date
                                                                           of

                                           inception) Year ended          Year
                                           ended                         through
                                           March 31,      March 31,       March
31,
                                              1999           1998
1997
                                          -----------    -----------     -------
----
Supplemental   schedule   of   noncash
investing and financing activities

   The   fund   has   increased   its
      investments     in    operating
      limited partnerships for unpaid
      capital  contributions  due  to
      the      operating      limited
      partnerships                       $  6,002,495   $ 21,987,016    $
2,962,467
                                          ===========    ===========
===========
   The   fund   has   decreased   its
      investment  and  decreased  its capital contribution obligation in
      operating             limited
      partnerships for low income tax
credits not generated                $      62,796   $     44,989    $
-
                                          ===========    ===========
===========
   The   fund  has  recorded  capital
      contributions      (syndication
      proceeds)    being   held   and
      subsequently  released  by  the
escrow agent                         $           -   $          -    $
-
                                          ===========    ===========
===========
   The   fund   has   applied   notes
      receivable  and advances to its capital contribution obligation in
      operating             limited
      partnerships                       $  2,813,682   $          -    $
-
                                          ===========    ===========
===========
   The   fund   has   decreased   its
      investments     in    operating
      limited partnerships for unpaid capital  contributions  due  to the
      operating             limited
      partnership  disposed of during
the year                                 $  1,700,745   $          -    $
-
                                          ===========    ===========
===========
   The   fund   has   increased   its
      deferred  acquisition costs for operating  limited partnerships
disposed of during the year        $       244,628   $          -    $
-
                                          ===========    ===========
===========
   The   fund   has   decreased   its i n vestments  and  recorded  a receivable
      for tax credits not g e nerated  by  the  operating
limited partnerships                  $          -   $          -    $
-
                                          ===========    ===========
===========
   The  fund  has  increased  selling
      commissions   and  registration
      costs for amounts payable          $          -   $          -    $
-
                                          ===========    ===========
===========
Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included. Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.

                                     (continued)

                     Boston Capital Tax Credit Fund IV L.P.

                                                               Series 29 ---------------
                                          ----------------------------------
                                                                                  Period
                                                                                February
                                                                               10, 1997
                                                                               (date of
                                            Year ended         Year ended
inception)
                                            March 31,          March 31,       through
March
                                               1999               1998            31,
1997
                                          -------------      -------------     ---------
----

Cash flows from operating activities

   Net income (loss)                      $
                                             (1,414,244)    $     (276,745)    $
934
   Adjustments to reconcile net
   income (loss) to net cash provided by (used in) operating activities

      Share of (income) losses from operating limited
partnerships                                 1,418,793             626,915                 -
      Distributions received from
          operating limited
          partnerships                                -                  -                 -
      Amortization                               15,215              8,633                 -
      Organization costs                              -            (36,446)
(36,850)

   Changes in assets and liabilities

      Prepaid expenses                                -                  -                 -
      Other assets                               80,788          3,398,682                 -

      Accounts payable and accrued
          expenses                                    -                  -                 -

      Accounts payable - affiliates             (50,192)           (75,838)
132,541
                                          -------------      -------------     ----------
---
          Net cash provided by (used
             in) operating activities            50,360          3,645,201
96,625
                                          -------------      -------------     ----------
---

Cash flows from investing activities

   Acquisition costs paid for
      operating limited partnerships           (146,869)        (2,993,202)
(1,025,412)

   Capital contributions paid to
      operating limited partnerships         (7,473,413)        (8,746,483)
(2,316,217)

   Deposits for purchases of
      operating limited partnerships                  -         (4,123,059)                -

   Advances to operating limited
      partnerships                              151,750         (1,428,362)                -

   Purchase of investments (net of
      proceeds from sale of
      investments)                            8,288,571        (13,512,675)                -
                                          -------------      -------------     ----------
---
          Net cash provided by (used
             in) investing activities           820,039        (30,803,781)
(3,341,629)
                                          -------------      -------------     ----------
---

Cash flows from financing activities

   Capital contributions received                     -         29,783,000
6,629,530
   Selling commissions and
      registration costs paid                  (109,726)        (4,359,568)
(1,343,647)
   Distributions paid                                 -                  -                 -
   Proceeds from (repayment of) line
   of credit                                          -                  -                 -
                                          -------------      -------------     ----------
---

          Net cash provided by (used
             in) financing activities          (109,726)        25,423,432
5,285,883
                                          -------------      -------------     ----------
---
          NET INCREASE (DECREASE) IN
             CASH AND CASH
             EQUIVALENTS                        760,673         (1,735,148)
2,040,879

Cash and cash equivalents, beginning            305,731          2,040,879                 -
                                          -------------      -------------     ----------
---

Cash and cash equivalents, ending         $   1,066,404     $      305,731     $
2,040,879
                                          =============      =============
=============

                                   (continued)

                            Boston Capital Tax Credit Fund IV L.P.
                            STATEMENTS OF CASH FLOWS - CONTINUED

                                                           Series 29 -----------
                                          ------------------------------
                                                                           Perio
                                                                           d
                                                                           Febru
                                                                           ary
                                                                           10,
                                                                           1997
                                                                           (date
                                                                           of

                                           inception) Year ended          Year
                                           ended                         through
                                           March 31,      March 31,       March
31,
                                              1999           1998
1997
                                          -----------    -----------     -------
----
Supplemental   schedule   of   noncash
investing and financing activities

   The   fund   has   increased   its
      investments     in    operating
      limited partnerships for unpaid
      capital  contributions  due  to
      the      operating      limited
      partnerships                       $  6,908,381   $ 16,888,802    $
5,333,434
                                          ===========    ===========
===========
   The   fund   has   decreased   its
      investment  and  decreased  its capital contribution obligation in
      operating       limited
      partnerships for low income tax
credits not generated                $     193,830   $     36,696    $
-
                                          ===========    ===========
===========
   The   fund  has  recorded  capital
      contributions      (syndication
      proceeds)    being   held   and
      subsequently  released  by  the
escrow agent                       $             -   $          -    $
3,505,470
                                          ===========    ===========
===========
   The   fund   has   applied   notes
      receivable  and advances to its capital contribution obligation in
      operating       limited
      partnerships                       $  2,771,170   $  1,792,622    $
-
                                          ===========    ===========
===========
   The   fund   has   decreased   its
      investments     in    operating
      limited partnerships for unpaid capital  contributions  due  to the
      operating       limited
      partnership  disposed of during
the year                             $           -   $          -    $
-
                                          ===========    ===========
===========
   The   fund   has   increased   its
      deferred  acquisition costs for operating  limited partnerships
disposed of during the year        $             -   $          -    $
-
                                          ===========    ===========
===========
   The   fund   has   decreased   its
      i n vestments  and  recorded  a receivable  for tax credits not g e nerated  by  the  operating
limited partnerships                    $ -         $   -          $    -
                                          ===========    ===========
===========
   The  fund  has  increased  selling
      commissions   and  registration
      costs for amounts payable          $          -   $          -    $          -
                                          ===========    ===========
===========

Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included. Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.
                                     (continued)

                     Boston Capital Tax Credit Fund IV L.P.

                                                                         Series 30 ------
                                                              ------------------------
                                                                                  Period
                                                                               June 23,
                                                                                  1997
                                                                                  (date
                                                                                  of
                                                               Year ended
inception)
                                                               March 31,       through
March
                                                                  1999            31,
1998
                                                             -------------     ----------
---

Cash flows from operating activities

   Net income (loss)                                        $     (304,871)    $
331,331
   Adjustments to reconcile net
   income (loss) to net cash provided by (used in) operating activities

      Share of (income) losses from operating limited
partnerships                                                    432,433
(100,573)
      Distributions received from
          operating limited
          partnerships                                                   -
-
      Amortization                                                  13,857
5,613
      Organization costs                                                 -
(67,971)

   Changes in assets and liabilities

      Prepaid expenses                                                   -
-
      Other assets                                                 120,418
(171,223)
      Accounts payable and accrued
          expenses                                                       -
-

      Accounts payable - affiliates                                  5,194
1,002
                                                             -------------     ----------
---
          Net cash provided by (used
             in) operating activities                              267,031
(1,821)
                                                             -------------     ----------
---

Cash flows from investing activities

   Acquisition costs paid for
      operating limited partnerships                              (162,985)
(2,574,202)

   Capital contributions paid to
      operating limited partnerships                            (4,549,243)
(2,201,978)

   Deposits for purchases of
      operating limited partnerships                                     -
(4,546,231)

   Advances to operating limited
      partnerships                                                (835,055)
(1,422,259)

   Purchase of investments (net of
      proceeds from sale of
      investments)                                               5,527,523
(10,869,350)
                                                             -------------     ----------
---

          Net cash provided by (used
             in) investing activities                              (19,760)
(21,614,020)
                                                             -------------     ----------
---

Cash flows from financing activities

   Capital contributions received                                        -
26,490,750

   Selling commissions and
      registration costs paid                                      (70,646)
(3,712,391)
   Distributions paid                                                    -
-
   Proceeds from (repayment of) line
   of credit                                                             -
-
                                                             -------------     ----------
---

          Net cash provided by (used
             in) financing activities                              (70,646)
22,778,359
                                                             -------------     ----------
---
          NET INCREASE (DECREASE) IN
             CASH AND CASH
             EQUIVALENTS                                           176,625
1,162,518

Cash and cash equivalents, beginning                             1,162,518
-
                                                             -------------     ----------
---

Cash and cash equivalents, ending                           $    1,339,143     $
1,162,518
                                                             =============
=============

                                   (continued)

                            Boston Capital Tax Credit Fund IV L.P.
                            STATEMENTS OF CASH FLOWS - CONTINUED

                                                                  Series 30 ----
                                                         ----------------------
                                                                           Perio
                                                                           d
                                                                           June
                                                                           23,
                                                                          1997
                                                                              (d
                                                                              at
                                                                              e
                                                                              of

                                                          inception) Year ended
                                                          through
                                                          March 31,       March
31,
                                                             1999
1998
                                                         -----------     -------
----
Supplemental   schedule   of   noncash
investing and financing activities

   The   fund   has   increased   its
      investments     in    operating
      limited partnerships for unpaid
      capital  contributions  due  to
      the      operating      limited
      partnerships                                      $  3,743,360    $
9,721,288
                                                         ===========
===========
   The   fund   has   decreased   its
      investment  and  decreased  its capital contribution obligation in
      operating       limited
      partnerships for low income tax
credits not generated                               $      40,128    $
-
                                                         ===========
===========
   The   fund  has  recorded  capital
      contributions      (syndication
      proceeds)    being   held   and
      subsequently  released  by  the
escrow agent                                      $           -    $
-
                                                         ===========
===========
   The   fund   has   applied   notes
      receivable  and advances to its capital contribution obligation in
      operating       limited
      partnerships                                      $  3,686,890    $
864,118
                                                         ===========
===========
   The   fund   has   decreased   its
      investments     in    operating
      limited partnerships for unpaid capital  contributions  due  to the
      operating       limited
      partnership  disposed of during
the year                                            $         -    $
-
                                                         ===========
===========
   The   fund   has   increased   its
      deferred  acquisition costs for operating  limited partnerships
disposed of during the year                       $           -    $
-
                                                         ===========
===========
   The   fund   has   decreased   its
      i n vestments  and  recorded  a receivable  for tax credits not g e nerated  by  the  operating
limited partnerships                                 $          -    $
-
                                                         ===========
===========
   The  fund  has  increased  selling
      commissions   and  registration
      costs for amounts payable                         $          -    $
-
                                                         ===========
===========

Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included. Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.
                                     (continued)

                     Boston Capital Tax Credit Fund IV L.P.

                                                                         Series 31 ------
                                                              ------------------------
                                                                                   Period
                                                                               September
                                                                               11, 1997
                                                                               (date of
                                                               Year ended
inception)
                                                               March 31,       through
March
                                                                  1999            31,
1998
                                                             -------------     ----------
---

Cash flows from operating activities

   Net income (loss)                                        $     (462,813)    $
(69,689)
   Adjustments to reconcile net
   income (loss) to net cash provided by (used in) operating activities

      Share of (income) losses from operating limited
partnerships                                                    1,020,163
43,087
      Distributions received from
          operating limited
          partnerships                                                   -
-
      Amortization                                                  13,702
3,426
      Organization costs                                                 -
(68,513)

   Changes in assets and liabilities

      Prepaid expenses                                                   -
-
      Other assets                                                (203,125)
(158,545)

      Accounts payable and accrued
          expenses                                                 (25,699)
27,359

      Accounts payable - affiliates                               (415,947)
417,337
                                                             -------------     ----------
---
          Net cash provided by (used
             in) operating activities                              (73,719)
194,462
                                                             -------------     ----------
---

Cash flows from investing activities

   Acquisition costs paid for
      operating limited partnerships                              (183,186)
(4,329,695)

   Capital contributions paid to
      operating limited partnerships                            (9,130,091)
(10,228,698)

   Deposits for purchases of
      operating limited partnerships                                     -
(1,104,492)

   Advances to operating limited
      partnerships                                                 874,882
(7,309,603)

   Purchase of investments (net of
      proceeds from sale of
      investments)                                               9,122,973
(14,470,962)
                                                             -------------     ----------
---
          Net cash provided by (used
             in) investing activities                              684,578
(37,443,450)
                                                             -------------     ----------
---

Cash flows from financing activities

   Capital contributions received                                        -
44,057,750

   Selling commissions and
      registration costs paid                                     (127,638)
(5,997,527)
   Distributions paid                                                    -
-
   Proceeds from (repayment of) line
   of credit                                                             -
-
                                                             -------------     ----------
---

          Net cash provided by (used
             in) financing activities                             (127,638)
38,060,223
                                                             -------------     ----------
---
          NET INCREASE (DECREASE) IN
             CASH AND CASH
             EQUIVALENTS                                           483,221
811,235

Cash and cash equivalents, beginning                               811,235
-
                                                             -------------     ----------
---

Cash and cash equivalents, ending                           $    1,294,456     $
811,235
                                                             =============
=============

                                   (continued)

                     Boston Capital Tax Credit Fund IV L.P.

                                                                         Series 31 ------
                                                              ------------------------
                                                                                   Period
                                                                               September
                                                                               11, 1997
                                                                               (date of
                                                               Year ended
inception)
                                                               March 31,       through
March
                                                                  1999            31,
1998
                                                             -------------     ----------
---
Supplemental   schedule   of   noncash
investing and financing activities

   The   fund   has   increased   its
      investments     in    operating
      limited partnerships for unpaid
      capital  contributions  due  to
      the      operating      limited
      partnerships                                          $    6,840,579     $
14,425,302
                                                             =============
=============
   The   fund   has   decreased   its
      investment  and  decreased  its capital contribution obligation in
      operating       limited
      partnerships for low income tax
credits not generated                                   $       193,736  $             -
                                                             =============
=============
   The   fund  has  recorded  capital
      contributions      (syndication
      proceeds)    being   held   and
      subsequently  released  by  the
escrow agent                                          $           -      $             -
                                                             =============
=============
   The   fund   has   applied   notes
      receivable  and advances to its capital contribution obligation in
      operating       limited
      partnerships                                          $    3,931,266     $
-
                                                             =============
=============
   The   fund   has   decreased   its
      investments     in    operating
      limited partnerships for unpaid capital  contributions  due  to the
      operating       limited
      partnership  disposed of during
the year                                                $         -      $             -
                                                             =============
=============
   The   fund   has   increased   its
      deferred  acquisition costs for operating  limited partnerships
disposed of during the year                           $           -      $             -
                                                             =============
=============
   The   fund   has   decreased   its
      i n vestments  and  recorded  a
      receivable  for tax credits not g e nerated  by  the  operating
limited partnerships                                        $            -     $
-
                                                             =============
=============
   The  fund  has  increased  selling
      commissions   and  registration
      costs for amounts payable                             $            -     $
-
                                                             =============
=============

Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included. Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.

                                         (continued)

                     Boston Capital Tax Credit Fund IV L.P.

                                                                         Series 32 ------
                                                              ------------------------
                                                                                  Period
                                                                                January
                                                                               19, 1998
                                                                               (date of
                                                               Year ended
inception)
                                                               March 31,       through
March
                                                                  1999            31,
1998
                                                             -------------     ----------
---

Cash flows from operating activities

   Net income (loss)                                        $      269,836     $
(21,196)
   Adjustments to reconcile net
   income (loss) to net cash provided by (used in) operating activities

      Share of (income) losses from operating limited
partnerships                                                    (56,660)
-
      Distributions received from
          operating limited
          partnerships                                                   -
-
      Amortization                                                   8,897
-
      Organization costs                                                 -
(59,315)

   Changes in assets and liabilities

      Prepaid expenses                                                   -
-
      Other assets                                               1,451,661
(1,477,928)

      Accounts payable and accrued
          expenses                                                (431,851)
431,851

      Accounts payable - affiliates                                (92,868)
92,971
                                                             -------------     ----------
---
          Net cash provided by (used
             in) operating activities                            1,149,015
(1,033,617)
                                                             -------------     ----------
---

Cash flows from investing activities

   Acquisition costs paid for
      operating limited partnerships                            (3,620,417)
(1,394,057)

   Capital contributions paid to
      operating limited partnerships                           (16,991,915)
(946,885)

   Deposits for purchases of
      operating limited partnerships                                     -
-

   Advances to operating limited
      partnerships                                                (980,807)
(6,009,698)

   Purchase of investments (net of
      proceeds from sale of
      investments)                                              (3,236,294)
(5,974,481)
                                                             -------------     ----------
---
          Net cash provided by (used
             in) investing activities                          (24,829,433)
(14,325,121)
                                                             -------------     ----------
---

Cash flows from financing activities

   Capital contributions received                               35,069,000
12,362,000
   Selling commissions and
      registration costs paid                                   (4,835,446)
(1,930,492)
   Distributions paid                                                    -
-
   Proceeds from (repayment of) line
   of credit                                                    (5,000,000)
5,000,000
                                                             -------------     ----------
---

          Net cash provided by (used
             in) financing activities                           25,233,554
15,431,508
                                                             -------------     ----------
---
          NET INCREASE (DECREASE) IN
             CASH AND CASH
             EQUIVALENTS                                         1,553,136
72,770

Cash and cash equivalents, beginning                                72,770
-
                                                             -------------     ----------
---

Cash and cash equivalents, ending                           $    1,625,906     $
72,770
                                                             =============
=============

                                   (continued)

                            Boston Capital Tax Credit Fund IV L.P.
                            STATEMENTS OF CASH FLOWS - CONTINUED

                                                                  Series 32 ----
                                                         ----------------------
                                                                           Perio
                                                                           d
                                                                         January
                                                                          19,
                                                                          1998
                                                                          (date
                                                                              of

                                                          inception) Year ended
                                                          through
                                                          March 31,       March
31,
                                                             1999
1998
                                                         -----------     -------
----
Supplemental   schedule   of   noncash
investing and financing activities

   The   fund   has   increased   its
      investments     in    operating
      limited partnerships for unpaid
      capital  contributions  due  to
      the      operating      limited
      partnerships                                      $ 23,676,237    $
6,546,916
                                                         ===========
===========
   The   fund   has   decreased   its
      investment  and  decreased  its capital contribution obligation in
      operating       limited
      partnerships for low income tax
credits not generated                               $      25,159    $
-
                                                         ===========
===========
   The   fund  has  recorded  capital
      contributions      (syndication
      proceeds)    being   held   and
      subsequently  released  by  the
escrow agent                                      $           -    $
-
                                                         ===========
===========
   The   fund   has   applied   notes
      receivable  and advances to its capital contribution obligation in
      operating       limited
      partnerships                                      $  3,051,011    $
-
                                                         ===========
===========
   The   fund   has   decreased   its
      investments     in    operating
      limited partnerships for unpaid capital  contributions  due  to the
      operating       limited
      partnership  disposed of during
the year                                            $         -    $
-
                                                         ===========
===========
   The   fund   has   increased   its
      deferred  acquisition costs for operating  limited partnerships
disposed of during the year                       $           -    $
-
                                                         ===========
===========
   The   fund   has   decreased   its
      i n vestments  and  recorded  a receivable  for tax credits not g e nerated  by  the  operating
limited partnerships                                 $          -    $
-
                                                         ===========
===========
   The  fund  has  increased  selling
      commissions   and  registration
      costs for amounts payable                         $          -    $
-
                                                         ===========
===========

Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included. Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.
                                     (continued)

                     Boston Capital Tax Credit Fund IV L.P.

                                                                                 Series
                                                                               33 ------
                                                                               ------
                                                                                  Period
                                                                                  June
                                                                                  22,
                                                                                  1998
                                                                                  (date
                                                                                  of

                                                                               inception
                                                                               ) through
                                                                               March
                                                                                  31,
                                                                                  1999
                                                                               ---------
---
Cash flows from operating activities
   Net income (loss)                                                           $
194,098
   Adjustments to reconcile net
   income (loss) to net cash provided by (used in) operating activities

      Share of (income) losses from operating limited
partnerships
(187,290)
      Distributions received from
          operating limited
          partnerships
-
      Amortization
9,308
      Organization costs
(93,078)

   Changes in assets and liabilities

      Prepaid expenses
-
      Other assets
(14,587)

      Accounts payable and accrued
          expenses
-

      Accounts payable - affiliates
6,443
                                                                               ----------
---
          Net cash provided by (used
             in) operating activities
(85,106)
                                                                               ----------
---

Cash flows from investing activities

   Acquisition costs paid for
      operating limited partnerships
(2,679,343)

   Capital contributions paid to
      operating limited partnerships
(12,028,598)

   Deposits for purchases of
      operating limited partnerships
-

   Advances to operating limited
      partnerships
(1,248,089)

   Purchase of investments (net of
      proceeds from sale of
      investments)
(5,857,541)
                                                                               ----------
---
          Net cash provided by (used
             in) investing activities
(21,813,571)
                                                                               ----------
---

Cash flows from financing activities

   Capital contributions received
26,362,000

   Selling commissions and
      registration costs paid
(3,777,466)
   Distributions paid
-
   Proceeds from (repayment of) line
   of credit
-
                                                                               ----------
---

          Net cash provided by (used
             in) financing activities
22,584,534
                                                                               ----------
          --NET INCREASE (DECREASE) IN
             CASH AND CASH
             EQUIVALENTS
685,857

Cash and cash equivalents, beginning
-
                                                                               ----------
---

Cash and cash equivalents, ending                                              $

                                                                               685,857
                                                                               ==========
                                                                               ===

                                   (continued)

                            Boston Capital Tax Credit Fund IV L.P.
                            STATEMENTS OF CASH FLOWS - CONTINUED

                                                                          Series
                                                                         33 ----
                                                                         ------
                                                                         Period
                                                                         June
                                                                           22,
                                                                           1998
                                                                           (date
                                                                           of
                                                                          incept
                                                                           ion)
                                                                           throu
                                                                           gh
                                                                          March
                                                                             31,
                                                                             199
                                                                             9
                                                                         -------
---
Supplemental   schedule   of   noncash
investing and financing activities

   The   fund   has   increased   its
      investments     in    operating
      limited partnerships for unpaid
      capital  contributions  due  to
      the      operating      limited
      partnerships                                                      $
17,673,585

===========
   The   fund   has   decreased   its
      investment  and  decreased  its capital contribution obligation in
      operating       limited
      partnerships for low income tax
credits not generated                                               $
-

===========
   The   fund  has  recorded  capital
      contributions      (syndication
      proceeds)    being   held   and
      subsequently  released  by  the
escrow agent                                                      $
-

   =========== The    fund    has applied   notes
      receivable  and advances to its capital contribution obligation in
      operating       limited
      partnerships                                                      $
137,836

===========
   The   fund   has   decreased   its
      investments     in    operating
      limited partnerships for unpaid capital  contributions  due  to the
      operating       limited
      partnership  disposed of during
the year                                                            $
-

===========
   The   fund   has   increased   its
      deferred  acquisition costs for operating  limited partnerships
disposed of during the year                                       $
-

===========
   The   fund   has   decreased   its
      i n vestments  and  recorded  a
      receivable  for tax credits not g e nerated  by  the  operating
limited partnerships                    $                               -

===========
   The  fund  has  increased  selling
      commissions   and  registration
      costs for amounts payable                                         $          -

===========

Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included. Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included. (continued)

                     Boston Capital Tax Credit Fund IV L.P.

                                                                                 Series
                                                                               34 ------
                                                                               ------
                                                                                   Perio
                                                                                   d
                                                                               September
                                                                               22, 1998
                                                                               (date of
                                                                                 incepti
                                                                                 on)
                                                                               through
                                                                                  March
                                                                                  31,
                                                                                  1999
                                                                               ---------
---
Cash flows from operating activities
   Net income (loss)                                                           $
39,949
   Adjustments to reconcile net
   income (loss) to net cash provided by (used in) operating activities

      Share of (income) losses from operating limited
partnerships
218
      Distributions received from
          operating limited
          partnerships
-
      Amortization
-
      Organization costs
(110,441)

   Changes in assets and liabilities

      Prepaid expenses
-
      Other assets
(78,031)

      Accounts payable and accrued
          expenses
493

      Accounts payable - affiliates
32,894
                                                                               ----------
---
          Net cash provided by (used
             in) operating activities
(114,918)
                                                                               ----------
---

Cash flows from investing activities

   Acquisition costs paid for
      operating limited partnerships
(3,470,838)

   Capital contributions paid to
      operating limited partnerships
(7,648,749)

   Deposits for purchases of
      operating limited partnerships
-

   Advances to operating limited
      partnerships
(6,746,841)

   Purchase of investments (net of
      proceeds from sale of
      investments)
(9,633,285)
                                                                               ----------
---
          Net cash provided by (used
             in) investing activities
(27,499,713)
                                                                               ----------
---

Cash flows from financing activities

   Capital contributions received
35,273,000

   Selling commissions and
      registration costs paid
(5,175,790)
   Distributions paid
-
   Proceeds from (repayment of) line
   of credit
-
                                                                               ----------
---

          Net cash provided by (used
             in) financing activities
30,097,210
                                                                               ----------
          --NET INCREASE (DECREASE) IN
             CASH AND CASH
             EQUIVALENTS
2,482,579

Cash and cash equivalents, beginning
-
                                                                               ----------
---

Cash and cash equivalents, ending                                              $
2,482,579

=============

                                   (continued)

                            Boston Capital Tax Credit Fund IV L.P.
                            STATEMENTS OF CASH FLOWS - CONTINUED

                                                                          Series
                                                                         34 ----
                                                                         ------
                                                                            Peri
                                                                            od
                                                                          Septem
                                                                           ber
                                                                           22,
                                                                           1998
                                                                           (date
                                                                           of
                                                                          incept
                                                                           ion)
                                                                           throu
                                                                           gh
                                                                          March
                                                                             31,
                                                                             199
                                                                             9
                                                                         -------
---
Supplemental   schedule   of   noncash
investing and financing activities

   The   fund   has   increased   its
      investments     in    operating
      limited partnerships for unpaid
      capital  contributions  due  to
      the      operating      limited
      partnerships                                                      $
19,681,149

===========
   The   fund   has   decreased   its
      investment  and  decreased  its capital contribution obligation in
      operating       limited
      partnerships for low income tax
credits not generated                                               $
-

===========
   The   fund  has  recorded  capital
      contributions      (syndication
      proceeds)    being   held   and
      subsequently  released  by  the
escrow agent                                                      $
-

   =========== The    fund    has applied   notes
      receivable  and advances to its capital contribution obligation in
      operating       limited
      partnerships                                                      $
-

===========
   The   fund   has   decreased   its
      investments     in    operating
      limited partnerships for unpaid capital  contributions  due  to the
      operating       limited
      partnership  disposed of during
the year                                                            $
-

===========
   The   fund   has   increased   its
      deferred  acquisition costs for operating  limited partnerships
disposed of during the year                                       $
-

===========
   The   fund   has   decreased   its
      i n vestments  and  recorded  a receivable  for tax credits not g e nerated  by  the  operating
limited partnerships                    $                               -

===========
   The  fund  has  increased  selling
      commissions   and  registration
      costs for amounts payable                                         $          -

===========
Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included. Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included. (continued)

                     Boston Capital Tax Credit Fund IV L.P.

                                                                                 Series
                                                                               35 -------
                                                                               -----
                                                                                   Period
                                                                                February
                                                                               22, 1999
                                                                               (date of
                                                                                 inceptio
                                                                                 n)
                                                                               through
                                                                                  March
                                                                                  31,
                                                                                  1999
                                                                               ----------
--
Cash flows from operating activities
   Net income (loss)                                                           $
(6,767)
   Adjustments to reconcile net
   income (loss) to net cash provided by (used in) operating activities

      Share of (income) losses from operating limited
partnerships
-
      Distributions received from
          operating limited
          partnerships
-
      Amortization
-
      Organization costs
(16,875)

   Changes in assets and liabilities

      Prepaid expenses
-
      Other assets
(2,463,058)

      Accounts payable and accrued
          expenses
96,560

      Accounts payable - affiliates
294,539
                                                                               ----------
---
          Net cash provided by (used
             in) operating activities
(2,095,601)
                                                                               ----------
---

Cash flows from investing activities

   Acquisition costs paid for
      operating limited partnerships
(822,404)

   Capital contributions paid to
      operating limited partnerships
(1,072,587)

   Deposits for purchases of
      operating limited partnerships
-

   Advances to operating limited
      partnerships
(1,797,021)

   Purchase of investments (net of
      proceeds from sale of
      investments)
(392,026)
                                                                               ----------
---
          Net cash provided by (used
             in) investing activities
(4,084,038)
                                                                               ----------
---

Cash flows from financing activities

   Capital contributions received
7,042,000

   Selling commissions and
      registration costs paid
(814,485)
   Distributions paid
-
   Proceeds from (repayment of) line
   of credit
200,000
                                                                               ----------
---

          Net cash provided by (used
             in) financing activities
6,427,515
                                                                               ----------
          --NET INCREASE (DECREASE) IN
             CASH AND CASH
             EQUIVALENTS
247,876

Cash and cash equivalents, beginning
-
                                                                               ----------
---

Cash and cash equivalents, ending                                              $
247,876

=============

                                   (continued)

                            Boston Capital Tax Credit Fund IV L.P.
                            STATEMENTS OF CASH FLOWS - CONTINUED

                                                                          Series
                                                                         35 ----
                                                                         ------
                                                                            Peri
                                                                            od
                                                                           Febru
                                                                           ary
                                                                           22,
                                                                           1999
                                                                           (date
                                                                           of
                                                                          incept
                                                                           ion)
                                                                           throu
                                                                           gh
                                                                          March
                                                                             31,
                                                                             199
                                                                             9
                                                                         -------
---
Supplemental   schedule   of   noncash
investing and financing activities

   The   fund   has   increased   its
      investments     in    operating
      limited partnerships for unpaid
      capital  contributions  due  to
      the      operating      limited
      partnerships                                                      $
10,632,978

===========
   The   fund   has   decreased   its
      investment  and  decreased  its capital contribution obligation in
      operating       limited
      partnerships for low income tax
credits not generated                                               $
-

===========
   The   fund  has  recorded  capital
      contributions      (syndication
      proceeds)    being   held   and
      subsequently  released  by  the
escrow agent                                                      $
-

   =========== The    fund    has applied   notes
      receivable  and advances to its capital contribution obligation in
      operating       limited
      partnerships                                                      $
758,616

===========
   The   fund   has   decreased   its
      investments     in    operating
      limited partnerships for unpaid capital  contributions  due  to the
      operating       limited
      partnership  disposed of during
the year                                                            $
-

===========
   The   fund   has   increased   its
      deferred  acquisition costs for operating  limited partnerships
disposed of during the year                                       $
-

===========
   The   fund   has   decreased   its
      i n vestments  and  recorded  a receivable  for tax credits not g e nerated  by  the  operating
limited partnerships                    $          -

===========
   The  fund  has  increased  selling
      commissions   and  registration
      costs for amounts payable                                         $
312,955

===========
Series 30, 31 and 32 were not formed until after March 31, 1997, therefore no comparative information has been included. Series
33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.
                              See notes to financial statements

                            Boston Capital Tax Credit Fund IV L.P.

                                NOTES TO FINANCIAL STATEMENTS March

                                31, 1999, 1998 and 1997

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Boston Capital Tax Credit Fund IV L.P. (the "fund") was organized under the laws of the State of Delaware as of October 5, 1993, for the purpose of acquiring, holding, and disposing of limited partnership interests in operating limited partnerships which will acquire, develop, rehabilitate, operate and own newly- constructed, existing or rehabilitated apartment complexes which qualify for the Low-Income Housing Tax Credit established by the Tax Reform Act of 1986. Certain of the apartment complexes may also qualify for the Historic Rehabilitation Tax Credit for their rehabilitation of certified historic structures; accordingly, the apartment complexes are restricted as to rent charges and operating methods and are subject to the provisions of Section 42(g)(2) of the Internal Revenue Code relating to the Rehabilitation Investment Credit. The general partner of the fund is Boston Capital Associates IV L.P. and the limited partner is BCTC IV Assignor Corp. (the assignor limited partner).

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

                            Boston Capital Tax Credit Fund IV L.P.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          March 31, 1999, 1998 and 1997
NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

   The BACs issued and outstanding in each series at March 31, 1999 and 1998 are as follows:

                                                              1999               1998
                                                        ----------------   ------------
---
               Series 20                                      3,866,700
3,866,700
               Series 21                                      1,892,700
1,892,700
               Series 22                                      2,564,400
2,564,400
               Series 23                                      3,336,727
3,336,727
               Series 24                                      2,169,878
2,169,878
               Series 25                                      3,026,109
3,026,109
               Series 26                                      3,995,900
3,995,900
               Series 27                                      2,460,700
2,460,700
               Series 28                                      4,000,738
4,000,738
               Series 29                                      3,991,800
3,991,800
               Series 30                                      2,651,000
2,651,000
               Series 31                                      4,417,857
4,417,857
               Series 32                                      4,754,198
1,236,200
               Series 33                                      2,636,533
-
               Series 34                                      3,529,319
-
               Series 35                                        704,200
-
                                                        ----------------   ------------
                                                             ---49,998,759
                                                             39,610,709
                                                        ================
================
   Investment in Operating Limited Partnerships
    --------------------------------------- -----
    The  fund  accounts for the investment in the operating limited partnerships
    using   the equity method, whereby, the fund adjusts the
    investment cost for its  share  of the operating limited
    partnership's results of operations and for  any
    distributions received or accrued.  However, the fund recognizes
    individual    operating limited partnership's losses only to the
    extent that the  fund's  share  of losses of the operating limited partnerships does not exceed  the carrying  amount of its investment.  Unrecognized losses will be s u s pended  and
    offset      against  future  individual  operating  limited
    partnership's income.

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
   Investment in Operating Limited Partnerships (Continued) --------------------
   ------------------------
    A loss in value of an investment in an operating limited partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits allocated to the fund and the estimated residual value of the investment.

    Capital contributions to operating limited partnerships are adjusted by tax credit adjusters. Tax credit adjusters are defined as adjustments to operating limited partnership capital contributions due to reductions in actual tax credits from those originally projected. The fund records tax credit adjusters as a reduction in investment in operating limited partnerships and capital contributions payable.
    The operating limited partnerships maintain their financial statements based on a calendar year and the fund utilizes a March 31 year end. The fund records losses and income from the operating limited partnerships on a calendar year basis which is not materially different from losses and income generated if the operating limited partnerships utilized a March 31 year end.

    The fund records capital contributions payable to the operating limited partnerships once there is a binding obligation to fund a specified amount. The operating limited partnerships record capital contributions from the fund when received.

    The fund records acquisition cost as an increase in its investment in operating limited partnerships. Certain operating limited partnerships have not recorded the acquisition costs as a capital contribution from the fund. These differences are shown as reconciling items in note C.

                            Boston Capital Tax Credit Fund IV L.P.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          March 31, 1999, 1998 and 1997
NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (Continued)

   Investment in Operating Limited Partnerships (Continued)
   --------------------------------------------
   During the years ended March 31, 1999 and 1998, the fund acquired interests in operating limited partnerships as follows:

                                                              1999               1998
                                                        ----------------   ------------
---
               Series 20                                              -                  -
               Series 21                                              -                  -
               Series 22                                              1                  -
               Series 23                                              -                  -
               Series 24                                              -                  1
               Series 25                                              -                  -
               Series 26                                              3                 10
               Series 27                                              1                  6
               Series 28                                              2                 20
               Series 29                                              5                 14
               Series 30                                              5                 13
               Series 31                                              4                 22
               Series 32                                             11                  3
               Series 33                                              8                  -
               Series 34                                              9                  -
               Series 35                                              5                  -
                                                        ----------------   ------------
                                                                     ---54              89
                                                        ================
================
    During    the    year    ended   March  31, 1999, Series 32 acquired limited
    partnership  equity    interests    in  six (6) limited liability companies,
    which are the general partners of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

    Organization Costs
    ------------------
    Initial organization and offering expenses common to all Series, are allocated on a percentage of equity raised to each Series.

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
    Organization Costs (Continued)
    ------------------
    Organization costs are being amortized on the straight-line method over 60 months. Accumulated amortization for the years ended March 31, 1999 and 1998 is as follows:

                                                              1999               1998 -
                                                        ---------------   -------------
                                                        ---
               Series 20                               $        108,609   $
85,325
               Series 21                                         72,800
60,277
               Series 22                                         54,447
41,909
               Series 23                                         49,020
35,948
               Series 24                                         44,708
31,728
               Series 25                                         34,086
23,598
               Series 26                                         52,060
33,129
               Series 27                                         38,805
23,283
               Series 28                                         45,733
25,407
               Series 29                                         23,848
8,633
               Series 30                                         19,470
5,613
               Series 31                                         17,128
3,426
               Series 32                                          8,897
-
               Series 33                                          9,308
-
               Series 34                                              -
-
               Series 35                                              -
-
                                                        ----------------   ------------
                                                       ---$     578,919   $
                                                       378,276
                                                        ================
================
    Deferred Acquisition Costs
    --------------------------
    Deferred acquisition costs which are not allocated to the investments in operating limited partnerships will be amortized on the straight-line method over 27.5 years upon the final acquisition of limited partnership interests in operating limited partnerships.

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    (Continued) Income Taxes
    ------------
    No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the general partner and assignees individually.

    Selling Commissions and Registration Costs ---------------------
    ---------------------
    Selling commissions paid in connection with the public offering are charged against the assignees' capital upon admission of investors as assignees. Registration costs associated with the public offering are charged against assignees' capital as incurred.

    Cash Equivalents
    ----------------
    Cash equivalents include overnight repurchase agreements, tax-exempt sweep accounts and money market accounts having original maturities at date of acquisition of three months or less. The carrying value approximates fair value because of the short maturity of these instruments.

    Fiscal Year
    -----------
    For financial reporting purposes, the fund uses a March 31 year end, whereas for income tax reporting purposes, the fund uses a calendar year. The operating limited partnerships use a calendar year for both financial and income tax reporting.

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
    Net Income (Loss) Per Beneficial Assignee Certificate Unit -----------------
    -----------------------------------------
    Net income (loss) per beneficial assignee certificate unit is calculated based upon the weighted average number of units outstanding during the year or period. The weighted average number of units in each series at March 31, 1999, 1998 and 1997 are as follows:

                                                              1999               1998               1997
                                                        ----------------   ----------------   ------------
---
               Series 20                                      3,866,700          3,866,700
3,866,700
               Series 21                                      1,892,700          1,892,700
1,892,700
               Series 22                                      2,564,400          2,564,400
2,564,400
               Series 23                                      3,336,727          3,336,727
3,336,727
               Series 24                                      2,169,878          2,169,878
2,169,878
               Series 25                                      3,026,109          3,026,109
3,026,109
               Series 26                                      3,995,900          3,995,900
3,404,374
               Series 27                                      2,460,700          2,460,700
1,379,917
               Series 28                                      4,000,738          4,000,738
1,100,465
               Series 29                                      3,991,800          3,554,530
55,363
               Series 30                                      2,651,000          2,248,616                  -
               Series 31                                      4,417,857          2,850,062                  -
               Series 32                                      4,205,796            577,668                  -
               Series 33                                      2,171,826                  -                  -
               Series 34                                      2,257,862                  -                  -
               Series 35                                        437,224                  -                  -
                                                        ----------------   ----------------   ------------
                                                             ---47,447,217         36,544,728
                                                             22,796,633
                                                        ================   ================
================

   Investments
   -----------
   Investments   available-for-sale  are  being  carried  at  fair  market
      value.  Unrealized  gains or losses are reported as other
                            comprehensive
   income. Realized gains or losses, determined on the basis of the costs of specific securities sold, are included in earnings.

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    (Continued) Use of Estimates
    ----------------
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    Recent Accounting Pronouncements
    --------------------------------
    On March 31, 1997, the partnership adopted Statement of
    Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 provides accounting and reporting standards for the amount of earnings per share. SFAS No. 129 requires the disclosure in summary form within the financial statements of pertinent rights and privileges of the various securities outstanding. On March 31, 1998, the partnership adopted SFAS No. 130, "Reporting Comprehensive Income;" SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information;" and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components, SFAS No. 131 establishes standards for how public business enterprises report information about operating segments and SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. The implementation of these standards has not materially affected the partnership's financial statements.
    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." In February 1999, the FASB issued SFAS No. 135, "Rescission of FASB Statement 75 and Technical Corrections." SFAS No. 133 is effective for all fiscal quarters of years beginning after June 15, 1999; SFAS No. 134 is effective for the first fiscal quarter beginning after December 31, 1998; and SFAS No. 135 is effective for years ending after February
    15, 1999. Early adoption is encouraged for SFAS No. 133, 134 and
    135.

    The fund does not have any derivative or hedging activities and does not have any mortgage-backed securities. FASB Statement 75, "Deferral of the Effective Date of Certain Accounting Requirements for Pension Plans of State and Local Governmental Units," does not apply to the fund. Consequently, these pronouncements are expected to have no effect on the fund's financial statements.

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE B - RELATED PARTY TRANSACTIONS

    During the years ended March 31, 1999, 1998 and 1997, the fund entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc. (BCP), Boston Capital Holdings Limited Partnership (BCHLP), Boston Capital Services, Inc. (BCS) and Boston Capital Asset Management Limited Partnership (BCAM) as follows:


    Boston Capital Asset Management Limited Partnership is entitled to an annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the operating limited partnerships, less the amount of certain partnership management and reporting fees paid or payable by the operating limited partnerships. The aggregate cost is comprised of the capital contributions made by each Series to the operating limited partnership and 99% of the permanent financing at the operating limited partnership level. The annual fund fees charged to operations during the years ended March 31, 1999, 1998 and 1997, are as follows:


                                                           1999               1998
                                                     1997 ----------------   --------------
                                                     --   ----------------
           Series 20                                $        358,566   $        270,336   $        325,113
           Series 21                                         201,340            215,217            224,252
           Series 22                                         241,151            225,636            223,892
           Series 23                                         214,325            188,213            212,843
           Series 24                                         203,448            208,597            212,130
           Series 25                                         266,576            248,382            214,610
           Series 26                                         359,834            346,887            181,052
           Series 27                                         288,306            275,320            144,692
           Series 28                                         322,689            155,994              9,058
           Series 29                                         306,704            192,348                  -
           Series 30                                         159,294             55,733                  -
           Series 31                                         334,849             69,951                  -
           Series 32                                         264,361              1,976                  -
           Series 33                                         107,826                  -                  -
           Series 34                                          68,018                  -                  -
           Series 35                                           4,809                  -                  -
                                                     ----------------   ----------------
                                                    ---------------$            3,702,096
                                                    $      2,454,590   $      1,747,642
                                                     ================   ================
================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE B - RELATED PARTY TRANSACTIONS (Continued)

    Boston Capital Services, Inc. received dealer-manager fees for the marketing advice and investment banking services performed at the time of the fund's offering of BACs. The dealer-manager fees are included in partners' capital as selling commissions and registration costs. During the years ended March 31, 1999, 1998 and 1997, Boston Capital Services, Inc. fees received by series are as follows:


                                                              1999               1998
1997
                                                        ----------------   ----------------
---------------
               Series 20                               $              -   $              -   $              -
               Series 21                                              -                  -                  -
               Series 22                                              -                  -                  -
               Series 23                                              -                  -                  -
               Series 24                                              -                  -                  -
               Series 25                                              -                  -                  -
               Series 26                                              -                  -
604,650
               Series 27                                              -                  -
455,135
               Series 28                                              -                  -
763,875
               Series 29                                              -            545,135
170,880
               Series 30                                              -            502,098                  -
               Series 31                                              -            932,325                  -
               Series 32                                        753,600            222,335                  -
               Series 33                                        490,750                  -                  -
               Series 34                                        676,630                  -                  -
               Series 35                                        128,020                  -                  -
                                                        ----------------   ----------------
                                                       ---------------$
                                                       2,049,000   $      2,201,893   $
                                                       1,994,540
                                                        ================   ================
================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE B - RELATED PARTY TRANSACTIONS (Continued)

    Boston Capital Holdings Limited Partnership is entitled to asset acquisition fees for selecting, evaluating, structuring, negotiating, and closing the fund's acquisition of interests in the operating limited partnerships. The fund incurred $8,818,410, $9,578,948 and $8,964,635, respectively, of acquisition fees to Boston Capital Holdings Limited Partnership during the years ended March 31, 1999, 1998 and 1997. The acquisition fees incurred to Boston Capital Holdings Limited Partnership by series are as follows:


                                                              1999               1998               1997
                                                        ----------------   ----------------
---------------
               Series 20                               $              -   $              -   $              -
               Series 21                                              -                  -                  -
               Series 22                                              -                  -                  -
               Series 23                                              -                  -                  -
               Series 24                                              -                  -                  -
               Series 25                                              -                  -                  -
               Series 26                                              -                  -          2,575,165
               Series 27                                              -                  -          2,126,367
               Series 28                                              -                  -          3,401,628
               Series 29                                              -          2,531,555            861,475
               Series 30                                              -          2,251,714                  -
               Series 31                                              -          3,744,909                  -
               Series 32                                      2,980,865          1,050,770                  -
               Series 33                                      2,240,770                  -                  -
               Series 34                                      2,998,205                  -                  -
               Series 35                                        598,570                  -                  -
                                                        ----------------   ----------------
                                                       ---------------$          8,818,410   $      9,578,948   $
                                                       8,964,635
                                                        ================   ================
================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE B - RELATED PARTY TRANSACTIONS (Continued)

    During the years ended March 31, 1999, 1998 and 1997, general and administrative expenses incurred by Boston Capital Partners, Inc., Boston Capital Holdings Limited Partnership and/or Boston Capital Asset Management Limited Partnership were charged to each series' operations as follows:


                                                              1999               1998               1997
                                                        ----------------   ----------------   ------------
----
               Series 20                               $         14,427   $         27,590   $
23,876
               Series 21                                          8,389             17,368
16,948
               Series 22                                         11,288             22,206
19,314
               Series 23                                         14,218             33,765
22,265
               Series 24                                         10,648             20,500
21,547
               Series 25                                         13,406             24,231
23,178
               Series 26                                         17,367             29,659
23,336
               Series 27                                         13,582             23,836
15,368
               Series 28                                         17,350             31,809
3,284
               Series 29                                         20,470             32,467
1,028
               Series 30                                         15,782             20,152                  -
               Series 31                                         17,659             23,078                  -
               Series 32                                         20,351             11,655                  -
               Series 33                                         26,436                  -                  -
               Series 34                                         19,095                  -                  -
               Series 35                                          3,147                  -                  -
                                                        ----------------   ----------------   ------------
----
                                                       $        243,615   $        318,316   $
170,144
                                                        ================   ================
================

    Accounts payable -affiliates at March 31, 1999 and 1998 represents general and administrative expenses, fund management fees, and commissions which are payable to Boston Capital Partners, Inc., Boston Capital Holdings Limited Partnership, Boston
    Capital  Services,  Inc.,  and  Boston  Capital  Asset
    Management Limited Partnership.

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE B - RELATED PARTY TRANSACTIONS (Continued)

    During the years ended March 31, 1999 and 1998, the fund reimbursed affiliates of the general partner a total of $396,541 and $330,066, respectively, for amounts in connection with the offering of BACs. These reimbursements include, but are not limited to postage, printing, travel and overhead allocations and are included in partners' capital as selling commissions and registrations costs at March 31, 1999 and 1998. During the year and period ended March 31, 1999 and 1998, the selling commission and registration costs incurred to affiliates by series are as follows:


                                                              1999
1998
                                                        ----------------
---------------
               Series 20                               $              -   $              -
               Series 21                                              -                  -
               Series 22                                              -                  -
               Series 23                                              -                  -
               Series 24                                              -                  -
               Series 25                                              -                  -
               Series 26                                              -                  -
               Series 27                                              -                  -
               Series 28                                              -                  -
               Series 29                                              -
79,710
               Series 30                                              -
92,926
               Series 31                                              -
92,401
               Series 32                                        103,222
65,029
               Series 33                                        121,385                  -
               Series 34                                        146,254                  -
               Series 35                                         25,680                  -
                                                        ----------------
                                                       ---------------$                    396,541   $
                                                       330,066
                                                        ================
================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

    At  March  31,  1999 and 1998, the fund has limited partnership interests in
    o p e r ating limited partnerships, which own or are constructing or rehabilitating operating apartment complexes. The number of operating limited partnerships in which the fund has limited partnership interests at March 31, 1999 and 1998 by series are as follows:


                                                              1999
1998
                                                        ----------------
---------------
               Series 20                                             24                 24
               Series 21                                             14                 14
               Series 22                                             29                 28
               Series 23                                             22                 22
               Series 24                                             24                 24
               Series 25                                             22                 22
               Series 26                                             45                 42
               Series 27                                             14                 13
               Series 28                                             26                 25
               Series 29                                             22                 17
               Series 30                                             18                 13
               Series 31                                             26                 22
               Series 32                                             14                  3
               Series 33                                              8                  -
               Series 34                                              9                  -
               Series 35                                              5                  -
                                                        ----------------
                                                                    -------
                                                                    -------
                                                                    -322
                                                                    269
                                                        ================
================
   During the year ended March 31, 1999, Series 28 disposed of their interest in one operating limited partnership.

   During the year ended March 31, 1998, Series 26 disposed of their interest in one operating limited partnership.

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

    Under the terms of the fund's investment in each operating limited partnership, the fund is required to make capital contributions to the
    o p e rating limited partnerships. These contributions are payable in installments over several years upon each operating limited partnership achieving specified levels of construction or operations. At March 31, 1999 and 1998, contributions are payable to operating limited partnerships as follows:


                                                              1999               1998
                                                        ----------------
---------------
               Series 20                               $        388,026   $        524,696
               Series 21                                        709,193            860,126
               Series 22                                        550,641          1,836,296
               Series 23                                        772,817          2,724,109
               Series 24                                      1,285,736          1,518,325
               Series 25                                      2,704,223          3,396,767
               Series 26                                      5,548,536          9,269,613
               Series 27                                      1,645,618          3,524,022
               Series 28                                      4,440,923          7,185,987
               Series 29                                      5,800,186          9,330,218
               Series 30                                      5,188,387          9,721,288
               Series 31                                      8,010,788
14,425,302
               Series 32                                     10,155,068          6,546,916
               Series 33                                      5,507,151                  -
               Series 34                                     12,032,400                  -
               Series 35                                      8,801,775                  -
                                                        ----------------
                                                       ---------------$
                                                       73,541,468   $
                                                       70,863,665
                                                        ================
                                                        ================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

    The fund's investment in operating limited partnerships at March 31, 1999 is summarized as follows (Series 35 invested in operating limited partnerships subsequent to December 31, 1998):


                                                           Total            Series 20          Series
                                                     21 ----------------   ----------------   ---------
                                                     -------
           Capital  contributions  paid and to be
           paid      to     operating     limited
           partnerships,   net   of   tax  credit
adjusters                                    $    352,022,221   $     28,280,513   $
12,660,433
           Acquisition costs of operating limited
           partnerships                                   46,881,004          3,726,293
1,923,140
           Cumulative      distributions     from
           operating limited partnerships                   (132,027)           (22,607)
(15,576)
           Cumulative    income   (losses)   from
           operating limited partnerships                (46,141,194)       (11,166,531)
(6,583,582)
                                                     ----------------   ----------------   -
           --------------Investment    in   operating   limited
           partnerships per balance sheet                352,630,004         20,817,668
7,984,415



                            Boston Capital Tax Credit Fund IV L.P.

                           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                 March 31, 1999, 1998 and 1997

         NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

                                                            Total            Series 20          Series
                                                      21 ----------------   ----------------   ---------
                                                      -------
            The    fund   has   recorded   capital
            contributions to the operating limited partnerships  during  the year  ended March  31,  1999  which  have not been included  in the
            partnership's capital account   included  in  the  operating limited
            partnerships'    financial
            statements  as  of  December  31, 1998
(See note A)                                        (65,984,808)            (9,384)        (1,279,277)
            The   fund  has  recorded  acquisition
            costs at March 31, 1999 which have not been recorded in the net assets of the operating  limited  partnerships  (See
note A)                              (12,792,030)          (444,246)          (123,536)
            Cumulative   losses   from   operating
            limited  partnerships  for  the  three months  ended March 31, 1999 which the operating  limited  partnerships  have not  included  in their capital as of December  31,  1998  due  to different
year ends (See note A)      2,775,472            404,710            651,466
            Equity  in  loss  of operating limited
            partnerships  not  recognizable  under the  equity  method of accounting (See
note A)                                           (78,409)           (78,409)                 -
            The   fund  has  recorded  low  income
            h o using  tax  credit  adjusters  not recorded by
            operating    limited
            partnerships (See note A)                       3,423,273            245,670
876,219
            Other                                         (15,082,442)           (13,107)
(39,638)
                                                      ----------------   ----------------   -
            --------------Equity     per    operating    limited
            partnerships'    combined    financial
            statements                               $    264,891,060   $     20,922,902   $
8,069,649
                                                      ================   ================
================

                            Boston Capital Tax Credit Fund IV L.P.

                                 March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

    The fund's investment in operating limited partnerships at March 31, 1999 is summarized as follows (Series 35 invested in operating limited partnerships subsequent to December 31, 1998):


                                                          Series 22          Series 23          Series
                                                      24 ----------------   ----------------   ---------
                                                      -------
            Capital  contributions  paid and to be
            paid      to     operating     limited
            partnerships,   net   of   tax  credit
            adjusters                                $     18,286,372   $     23,804,642   $
15,720,323
            Acquisition costs of operating limited
            partnerships                                    2,504,765          3,504,553
2,030,314
            Cumulative      distributions     from
            operating limited partnerships                    (51,064)            (3,916)
(12,982)

            Cumulative    income   (losses)   from
            operating limited partnerships                 (5,778,633)        (5,624,183)
(3,764,602)
                                                      ----------------   ----------------
            ---------------Investment    in   operating   limited
            partnerships per balance sheet                 14,961,440         21,681,096
13,973,053



                            Boston Capital Tax Credit Fund IV L.P.

                          NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

                                                         Series 22          Series 23          Series
                                                     24 ----------------   ----------------   ---------
                                                     -------
           The    fund   has   recorded   capital
           contributions to the operating limited partnerships  during  the year  ended March  31,  1999  which  have not been included  in the
           partnership's capital account   included  in  the  operating limited
           partnerships'   financial
           statements  as  of  December  31, 1998
(See note A)                                            (837,570)          (406,774)          (405,057)
           The   fund  has  recorded  acquisition
           costs at March 31, 1999 which have not been recorded in the net assets of the operating  limited  partnerships  (See
note A)                                                 (274,232)          (643,785)          (959,403)
           Cumulative   losses   from   operating
           limited  partnerships  for  the  three months  ended March 31, 1999 which the operating  limited  partnerships  have not  included  in their capital as of December  31,  1998  due  to different
year ends (See note A)          259,228            179,850             95,695
           Equity  in  loss  of operating limited
           partnerships  not  recognizable  under the  equity  method of accounting (See
note A)                                                        -                  -                  -
           The   fund  has  recorded  low  income
           h o using  tax  credit  adjusters  not recorded   by
           operating    limited
           partnerships (See note A)                         312,702            307,888
205,772
           Other                                            (101,212)            11,187
50,660
                                                     ----------------   ----------------
           ---------------Equity     per    operating    limited
           partnerships'    combined    financial
           statements                               $     14,320,356   $     21,129,462   $
12,960,720
                                                     ================   ================
================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

    The fund's investment in operating limited partnerships at March 31, 1999 is summarized as follows (Series 35 invested in operating limited partnerships subsequent to December 31, 1998):


                                                         Series 25          Series 26          Series
                                                     27 ----------------   ----------------   ---------
                                                     -------
           Capital  contributions  paid and to be
           paid      to     operating     limited
           p a r tnerships,  net  of  tax  credit
adjusters                                    $        22,070,782   $     28,793,780   $
16,653,799
           Acquisition costs of operating limited
           partnerships                                    2,803,677          3,968,917
2,467,629
           Cumulative distribution from operating
           limited partnerships                               (3,612)           (13,696)
(4,649)

           Cumulative    income   (losses)   from
           operating limited partnerships                 (3,948,894)        (2,810,771)
(2,120,373)
                                                     ----------------   ----------------
           ---------------Investment    in   operating   limited
           partnerships per balance sheet                 20,921,953         29,938,230
16,996,406



                            Boston Capital Tax Credit Fund IV L.P.

                          NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

                                                         Series 25          Series 26          Series
                                                     27 ----------------   ----------------   ---------
                                                     -------
           The    fund   has   recorded   capital
           contributions to the operating limited partnerships  during  the year  ended March  31,  1999  which  have not been included  in the
           partnership's capital account   included  in  the  operating limited
           partnerships'   financial
           statements  as  of  December  31, 1998
(See note A)                                          (1,068,516)        (3,041,593)        (2,003,199)
           The   fund  has  recorded  acquisition
           costs at March 31, 1999 which have not been recorded in the net assets of the operating  limited  partnerships  (See
note A)                                                 (943,407)          (693,330)          (951,133)
           Cumulative   losses   from   operating
           limited  partnerships  for  the  three months  ended March 31, 1999 which the operating  limited  partnerships  have not  included  in their capital as of December  31,  1998  due  to different
year ends (See note A)          335,542            123,194            205,532
           Equity  in  loss  of operating limited
           partnerships  not  recognizable  under the  equity  method of accounting (See
note A)                                                        -                  -                  -
           The   fund  has  recorded  low  income
           h o using  tax  credit  adjusters  not recorded   by
           operating    limited
           partnerships (See note A)                         197,099            536,806
355,065
           Other                                            (291,820)          (343,387)
15,561
                                                     ----------------   ----------------
           ---------------Equity     per    operating    limited
           partnerships'    combined    financial
           statements                               $     19,150,851   $     26,519,920   $
14,618,232
                                                     ================   ================
================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

    The fund's investment in operating limited partnerships at March 31, 1999 is summarized as follows (Series 35 invested in operating limited partnerships subsequent to December 31, 1998):


                                                         Series 28          Series
                                                     29 ----------------   ---------
                                                     -------
           Capital  contributions  paid and to be
           paid      to     operating     limited
           p a r tnerships,  net  of  tax  credit
adjusters                                    $        29,153,445   $
28,900,092
           Acquisition costs of operating limited
           partnerships                                    4,191,674
4,151,886
           Cumulative      distributions     from
           operating limited partnerships                     (3,925)
-

           Cumulative    income   (losses)   from
           operating limited partnerships                 (1,146,539)
(2,045,708)
                                                     ----------------
           ---------------Investment    in   operating   limited
           partnerships per balance sheet                 32,194,655
31,006,270



                            Boston Capital Tax Credit Fund IV L.P.

                          NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

                                                         Series 28          Series
                                                     29 ----------------   ---------
                                                     -------
           The    fund   has   recorded   capital
           contributions to the operating limited partnerships  during  the year  ended March  31,  1999  which  have not been included  in the
           partnership's capital account   included  in  the  operating limited
           partnerships'   financial
           statements  as  of  December  31, 1998
(See note A)                                          (5,688,933)        (4,704,644)
           The   fund  has  recorded  acquisition
           costs at March 31, 1999 which have not been recorded in the net assets of the operating  limited  partnerships  (See
note A)                                                 (717,768)          (410,517)
           Cumulative   losses   from   operating
           limited  partnerships  for  the  three months  ended March 31, 1999 which the operating  limited  partnerships  have not  included  in their capital as of December  31,  1998  due  to different
year ends (See note A)          129,668            265,240
           Equity  in  loss  of operating limited
           partnerships  not  recognizable  under the  equity  method of accounting (See
note A)                                                        -                  -
           The   fund  has  recorded  low  income
           h o using  tax  credit  adjusters  not recorded   by
           operating    limited
           partnerships (See note A)                          90,295
123,612
           Other                                            (253,719)
(3,758,691)
                                                     ----------------
           ---------------Equity     per    operating    limited
           partnerships'    combined    financial
           statements                               $     25,754,198   $
22,521,270
                                                     ================
================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

    The fund's investment in operating limited partnerships at March 31, 1999 is summarized as follows (Series 35 invested in operating limited partnerships subsequent to December 31, 1998):


                                                         Series 30          Series 31
                                                     Series 32 ----------------   ---------
                                                     -------   ----------------
           Capital  contributions  paid and to be
           paid   to   operating   limited  part-
           nerships, net of tax credit adjusters    $     16,490,615   $     32,074,828   $
31,144,881

           Acquisition costs of operating limited
           partnerships                                    2,226,856          4,512,880
4,291,123

           Cumulative distribution from operating
           limited partnerships                                    -                  -
-

           Cumulative    income   (losses)   from
           operating limited partnerships                   (331,860)        (1,063,250)
56,660
                                                     ----------------   ----------------
           ---------------Investment    in   operating   limited
           partnerships per balance sheet                 18,385,611         35,524,458
35,492,664



                            Boston Capital Tax Credit Fund IV L.P.

                          NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

                                                         Series 30          Series 31          Series
                                                     32 ----------------   ----------------   ---------
                                                     -------
           The    fund   has   recorded   capital
           contributions to the operating limited partnerships  during  the year  ended March  31,  1999  which  have not been included  in the
           partnership's capital account   included  in  the  operating limited
           partnerships'   financial
           statements  as  of  December  31, 1998
(See note A)                                          (3,568,757)        (9,006,406)        (9,567,701)
           The   fund  has  recorded  acquisition
           costs at March 31, 1999 which have not been recorded in the net assets of the operating  limited  partnerships  (See
note A)                                                 (627,476)          (729,949)        (3,752,114)
           Cumulative   losses   from   operating
           limited  partnerships  for  the  three months  ended March 31, 1999 which the operating  limited  partnerships  have not  included  in their capital as of December  31,  1998  due  to different
year ends (See note A)                -            125,347                  -
           Equity  in  loss  of operating limited
           partnerships  not  recognizable  under the  equity  method of accounting (See
note A)                                                        -                  -                  -
           The   fund  has  recorded  low  income
           h o using  tax  credit  adjusters  not recorded   by
           operating    limited
           partnerships (See note A)                          30,614            116,372
25,159
           Other                                            (499,235)            74,426
(1,360,907)
                                                     ----------------   ----------------
           ---------------Equity     per    operating    limited
           partnerships'    combined    financial
           statements                               $     13,720,757   $     26,104,248   $
20,837,101
                                                     ================   ================
================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

    The fund's investment in operating limited partnerships at March 31, 1999 is summarized as follows (Series 35 invested in operating limited partnerships subsequent to December 31, 1998):


                                                         Series 33          Series 34
                                                     Series 35 ----------------   ---------
                                                     -------   ----------------
           Capital  contributions  paid and to be
           paid   to   operating   limited  part-
           nerships, net of tax credit adjusters    $     17,673,588   $     19,681,150   $
10,632,978

           Acquisition costs of operating limited
           partnerships                                    2,010,987          2,566,310
-

           Cumulative distribution from operating
           limited partnerships                                    -                  -
-

           Cumulative    income   (losses)   from
           operating limited partnerships                    187,290               (218)
-
                                                     ----------------   ----------------
           ---------------Investment    in   operating   limited
           partnerships per balance sheet                 19,871,865         22,247,242
10,632,978



                            Boston Capital Tax Credit Fund IV L.P.

                          NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

                                                         Series 33          Series 34          Series
                                                     35 ----------------   ----------------   ---------
                                                     -------
           The    fund   has   recorded   capital
           contributions to the operating limited partnerships  during  the year  ended March  31,  1999  which  have not been included  in the
           partnership's capital account   included  in  the  operating limited                          partnerships'
           financial
           statements  as  of  December  31, 1998
(See note A)                                          (5,993,518)        (7,770,501)       (10,632,978)
           The   fund  has  recorded  acquisition
           costs at March 31, 1999 which have not been recorded in the net assets of the operating  limited  partnerships  (See
note A)                                               (1,232,584)          (288,550)                     -
           Cumulative   losses   from   operating
           limited  partnerships  for  the  three months  ended March 31, 1999 which the operating  limited  partnerships  have not  included  in their capital as of December  31,  1998  due  to different
year ends (See note A)                -                  -                                               -
           Equity  in  loss  of operating limited
           partnerships  not  recognizable  under the  equity  method of accounting (See
note A)                                                        -                  -                      -
           The   fund  has  recorded  low  income
           h o using  tax  credit  adjusters  not recorded                                               by    operating
           limited
           partnerships (See note A)                               -                  -                  -
           Other                                          (1,335,977)        (7,236,583)                 -
                                                     ----------------   ----------------
           ---------------Equity     per    operating    limited
           partnerships'    combined    financial
           statements                               $     11,309,786   $      6,951,608   $              -
                                                     ================   ================
================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

    The fund's investment in operating limited partnerships at March 31, 1998 is summarized as follows (Series 32 invested in operating limited partnerships subsequent to December 31, 1997):


                                                           Total            Series 20
                                                     Series 21 ----------------   ---------
                                                     -------   ----------------
           Capital  contributions  paid and to be
           paid   to   operating   limited  part-
           nerships, net of tax credit adjusters    $    257,525,283   $     28,405,078   $
12,802,839

           Acquisition costs of operating limited
           partnerships                                   35,650,160          3,726,293
1,923,140

           Cumulative      distributions     from
           operating limited partnerships                    (57,875)           (17,324)
(22,158)

           Cumulative   losses   from   operating
           limited partnerships                          (29,962,310)        (8,806,719)
(5,143,495)
                                                     ----------------   ----------------
           ---------------Investment    in   operating   limited
           partnerships per balance sheet                263,155,258         23,307,328
9,560,326



                            Boston Capital Tax Credit Fund IV L.P.

                          NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

                                                           Total            Series 20          Series
                                                     21 ----------------   ----------------   ---------
                                                     -------
           The    fund   has   recorded   capital
           contributions to the operating limited partnerships  during  the year  ended March  31,  1998  which  have not been included  in the
           partnership's capital account   included  in  the  operating limited
           partnerships'   financial
           statements  as  of  December  31, 1997
(See note A)                               (78,900,484)          (509,165)        (1,290,486)
           The   fund  has  recorded  acquisition
           costs at March 31, 1998 which have not been recorded in the net assets of the operating  limited  partnerships  (See
note A)                                     (9,095,289)          (444,246)          (123,536)
           Cumulative   losses   from   operating
           limited  partnerships  for  the  three months  ended March 31, 1998 which the operating  limited  partnerships  have not  included  in their capital as of December  31,  1997  due  to different
year ends (See note A)      2,650,127            404,710            651,466
           The   fund  has  recorded  low  income
           h o using  tax  credit  adjusters  not recorded by
           operating    limited
           partnerships (See note A)                       2,540,900             89,954
717,116
           Other                                            (299,227)           (31,555)
(15,843)
                                                     ----------------   ----------------
           ---------------Equity     per    operating    limited
           partnerships'    combined    financial
           statements                               $    180,051,285   $     22,817,026   $
9,499,043
                                                     ================   ================
================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

    The fund's investment in operating limited partnerships at March 31, 1998 is summarized as follows (Series 32 invested in operating limited partnerships subsequent to December 31, 1997):


                                                         Series 22          Series 23
                                                     Series 24 ----------------   ---------
                                                     -------   ----------------
           Capital  contributions  paid and to be
           p a i d  to  operating  limited  part-
           nerships, net of tax credit adjusters    $     18,045,472   $     23,804,642   $
15,691,672

           Acquisition costs of operating limited
           partnerships                                    2,470,115          3,504,553
2,030,314

           Cumulative      distributions     from
           operating limited partnerships                     (3,342)              (738)
(10,760)

           Cumulative   losses   from   operating
           limited partnerships                           (4,407,533)        (4,036,543)
(2,289,100)
                                                     ----------------   ----------------
           ---------------Investment    in   operating   limited
           partnerships per balance sheet                 16,104,712         23,271,914
15,422,126



                            Boston Capital Tax Credit Fund IV L.P.

                          NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

                                                         Series 22          Series 23          Series
                                                     24 ----------------   ----------------   ---------
                                                     -------
           The    fund   has   recorded   capital
           contributions to the operating limited partnerships  during  the year  ended March  31,  1998  which  have not been included  in the
           partnership's capital account   included  in  the  operating limited
           partnerships'   financial
           statements  as  of  December  31, 1997
(See note A)                                          (1,917,738)        (2,439,095)          (939,167)
           The   fund  has  recorded  acquisition
           costs at March 31, 1998 which have not been recorded in the net assets of the operating  limited  partnerships  (See
note A)                                                 (274,244)        (1,072,905)          (867,698)
           Cumulative   losses   from   operating
           limited  partnerships  for  the  three months  ended March 31, 1998 which the operating  limited  partnerships  have not  included  in their capital as of December  31,  1997  due  to different
year ends (See note A)          259,228            179,850             95,695
           The   fund  has  recorded  low  income
           h o using  tax  credit  adjusters  not recorded   by
           operating    limited
           partnerships (See note A)                         312,702            364,593
265,163
           Other                                            (107,697)            24,580
45,883
                                                     ----------------   ----------------
           ---------------Equity     per    operating    limited
           partnerships'    combined    financial
           statements                               $     14,376,963   $     20,328,937   $
14,022,002
                                                     ================   ================
================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

    The fund's investment in operating limited partnerships at March 31, 1998 is summarized as follows (Series 32 invested in operating limited partnerships subsequent to December 31, 1997):


                                                         Series 25          Series 26
                                                     Series 27 ----------------   ---------
                                                     -------   ----------------
           Capital  contributions  paid and to be
           p a i d  to  operating  limited  part-
           nerships, net of tax credit adjusters    $     22,176,745   $     27,310,023   $
16,479,609

           Acquisition costs of operating limited
           partnerships                                    2,803,677          3,781,724
2,377,480

           Cumulative distribution from operating
           limited partnerships                               (3,468)                 -
-

           Cumulative   losses   from   operating
           limited partnerships                           (2,295,592)        (1,362,553)
(698,772)
                                                     ----------------   ----------------
           ---------------Investment    in   operating   limited
           partnerships per balance sheet                 22,681,362         29,729,194
18,158,317



                            Boston Capital Tax Credit Fund IV L.P.

                          NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

                                                         Series 25          Series 26          Series
                                                     27 ----------------   ----------------   ---------
                                                     -------
           The    fund   has   recorded   capital
           contributions to the operating limited partnerships  during  the year  ended March  31,  1998  which  have not been included  in the
           partnership's capital account   included  in  the  operating limited
           partnerships'   financial
           statements  as  of  December  31, 1997
(See note A)                                          (1,447,451)        (7,697,445)        (3,695,805)
           The   fund  has  recorded  acquisition
           costs at March 31, 1998 which have not been recorded in the net assets of the operating  limited  partnerships  (See
note A)                                               (1,131,320)          (623,897)        (1,279,240)
           Cumulative   losses   from   operating
           limited  partnerships  for  the  three months  ended March 31, 1998 which the operating  limited  partnerships  have not  included  in their capital as of December  31,  1997  due  to different
year ends (See note A)          335,542            123,195            205,532
           The   fund  has  recorded  low  income
           h o using  tax  credit  adjusters  not recorded   by
           operating    limited
           partnerships (See note A)                         237,540            403,127
69,020
           Other                                            (129,095)           (52,855)
122
                                                     ----------------   ----------------
           ---------------Equity     per    operating    limited
           partnerships'    combined    financial
           statements                               $     20,546,578   $     21,881,319   $
13,457,946
                                                     ================   ================
================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The fund's investment in operating limited partnerships at March 31, 1998 is summarized as follows (Series 32 invested in operating limited partnerships subsequent to December 31, 1997):


                                                         Series 28
                                                     Series 29 ---------
                                                     -------   ---------
                                                     -------
           Capital  contributions  paid and to be
           p a i d  to  operating  limited  part-
           nerships, net of tax credit adjusters    $     24,914,492   $
22,185,541

           Acquisition costs of operating limited
           partnerships                                    3,582,996
3,202,361

           Cumulative      distributions     from
           operating limited partnerships                        (85)
-

           Cumulative   losses   from   operating
           limited partnerships                             (352,574)
(626,915)
                                                     ----------------
           ---------------Investment    in   operating   limited
           partnerships per balance sheet                 28,144,829
24,760,987



                            Boston Capital Tax Credit Fund IV L.P.

                          NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

                                                         Series 28          Series
                                                     29 ----------------   ---------
                                                     -------
           The    fund   has   recorded   capital
           contributions to the operating limited partnerships  during  the year  ended March  31,  1998  which  have not been included  in the
           partnership's capital account   included  in  the  operating limited
           partnerships'   financial
           statements  as  of  December  31, 1997
(See note A)                                         (14,723,487)       (12,500,084)
           The   fund  has  recorded  acquisition
           costs at March 31, 1998 which have not been recorded in the net assets of the operating  limited  partnerships  (See
note A)                                                 (434,652)           (27,657)
           Cumulative   losses   from   operating
           limited  partnerships  for  the  three months  ended March 31, 1998 which the operating  limited  partnerships  have not  included  in their capital as of December  31,  1997  due  to different
year ends (See note A)          129,668            265,241
           The   fund  has  recorded  low  income
           h o using  tax  credit  adjusters  not recorded   by
           operating    limited
           partnerships (See note A)                          44,989
36,696
           Other                                             (19,682)
(13,183)
                                                     ----------------
           ---------------Equity     per    operating    limited
           partnerships'    combined    financial
           statements                               $     13,141,665   $
12,522,000
                                                     ================
================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

    The fund's investment in operating limited partnerships at March 31, 1998 is summarized as follows (Series 32 invested in operating limited partnerships subsequent to December 31, 1997):


                                                         Series 30          Series 31
                                                     Series 32 ----------------   ---------
                                                     -------   ----------------
           Capital  contributions  paid and to be
           p a i d  to  operating  limited  part-
           nerships, net of tax credit adjusters    $     12,787,384   $     25,427,985   $
7,493,801

           Acquisition costs of operating limited
           partnerships                                    1,512,120          3,657,512
1,077,875

           Cumulative distribution from operating
           limited partnerships                                    -                  -
-

           Cumulative    income   (losses)   from
           operating limited partnerships                    100,573            (43,087)
-
                                                     ----------------   ----------------
           ---------------Investment    in   operating   limited
           partnerships per balance sheet                 14,400,077         29,042,410
8,571,676



                            Boston Capital Tax Credit Fund IV L.P.

                          NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

                                                         Series 30          Series 31          Series
                                                     32 ----------------   ----------------   ---------
                                                     -------
           The    fund   has   recorded   capital
           contributions to the operating limited partnerships  during  the year  ended March  31,  1998  which  have not been included  in the
           partnership's capital account   included  in  the  operating limited
           partnerships'   financial
           statements  as  of  December  31, 1997
(See note A)                                          (8,736,973)       (15,509,787)        (7,493,801)
           The   fund  has  recorded  acquisition
           costs at March 31, 1998 which have not been recorded in the net assets of the operating  limited  partnerships  (See
note A)                                                 (711,378)        (1,026,641)        (1,077,875)
           Cumulative   losses   from   operating
           limited  partnerships  for  the  three months  ended March 31, 1998 which the operating  limited  partnerships  have not  included  in their capital as of December  31,  1997  due  to different
year ends (See note A)                -                  -                  -
           The   fund  has  recorded  low  income
           h o using  tax  credit  adjusters  not recorded   by
           operating    limited
           partnerships (See note A)                               -                  -
-
           Other                                                   -                 98
-
                                                     ----------------   ----------------
           ---------------Equity     per    operating    limited
           partnerships'    combined    financial
           statements                               $      4,951,726   $     12,506,080   $
-
                                                     ================   ================
================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

    The combined summarized balance sheets of the operating limited partnerships in which Series 20 through Series 34 hold an interest as of December 31, 1998 are as follows (Series 35 invested in operating limited partnerships subsequent to December 31, 1998):


                          COMBINED SUMMARIZED BALANCE SHEETS

                                                           Total              Series 20          Series 21
                                                    ------------------    ----------------   ----------------
                           ASSETS

           Buildings and improvements, net of
               accumulated depreciation             $
                                                           781,928,688   $     84,646,651   $
37,750,449
           Construction in progress                         65,983,350                  -                  -
           Land                                             60,435,208          6,345,961          2,937,606
           Other assets                                    128,379,742          4,901,355          2,679,454
                                                    ------------------    ----------------   ----------------
                                  $
                                                         1,036,726,988   $     95,893,967   $
43,367,509
                                                    ==================    ================   ================
                        LIABILITIES AND PARTNERS' CAPITAL

           Mortgage and construction loans
               payable                              $
                                                           581,758,979   $     58,762,600   $
28,806,510
           Accounts payable and accrued expenses            31,406,011          2,986,394            917,023
           Other liabilities                                73,101,208          6,055,599          3,860,733
                                                    ------------------    ----------------   ----------------
                                                           686,266,198         67,804,593         33,584,266
                                                    ------------------    ----------------   ----------------
           PARTNERS' CAPITAL

               Boston Capital Tax Credit Fund IV
                  L.P.                                     264,891,060         20,922,902          8,069,649
               Other partners                               85,569,730          7,166,472          1,713,594
                                                    ------------------    ----------------   ----------------
                                                           350,460,790         28,089,374          9,783,243
                                                    ------------------    ----------------   ----------------
                                  $
                                                         1,036,726,988   $     95,893,967   $
43,367,509
                                                    ==================    ================   ================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

    The combined summarized balance sheets of the operating limited partnerships in which Series 20 through Series 34 hold an interest as of December 31, 1998 are as follows (Series 35 invested in operating limited partnerships subsequent to December 31, 1998):


                          COMBINED SUMMARIZED BALANCE SHEETS

                                                         Series 22          Series 23          Series 24
                                                     ----------------   ----------------   ----------------
                           ASSETS

           Buildings and improvements, net of
               accumulated depreciation             $     78,778,178   $     74,142,498   $     60,853,739
           Construction in progress                                -                  -                  -
           Land                                            4,232,981          3,947,911          3,941,855
           Other assets                                    4,819,990          4,176,440          5,412,885
                                                     ----------------   ----------------   ----------------
                                                    $     87,831,149   $     82,266,849   $     70,208,479
                                                     ================   ================   ================
                       LIABILITIES AND PARTNERS' CAPITAL

           Mortgage and construction loans
               payable                              $     53,129,025   $     43,142,812   $     41,919,664
           Accounts payable and accrued expenses           2,523,446          2,511,118          2,299,629
           Other liabilities                               3,640,564          6,090,608          5,780,486
                                                     ----------------   ----------------   ----------------
                                                          59,293,035         51,744,538         49,999,779
                                                     ----------------   ----------------   ----------------
           PARTNERS' CAPITAL

               Boston Capital Tax Credit Fund IV
                  L.P.                                    14,320,356         21,129,462         12,960,720
               Other partners                             14,217,758          9,392,849          7,247,980
                                                     ----------------   ----------------   ----------------
                                                          28,538,114         30,522,311         20,208,700
                                                     ----------------   ----------------   ----------------
                                                    $     87,831,149   $     82,266,849   $     70,208,479
                                                     ================   ================   ================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

    The combined summarized balance sheets of the operating limited partnerships in which Series 20 through Series 34 hold an interest as of December 31, 1998 are as follows (Series 35 invested in operating limited partnerships subsequent to December 31, 1998):


                          COMBINED SUMMARIZED BALANCE SHEETS

                                                         Series 25          Series 26          Series 27
                                                     ----------------   ----------------   ----------------
                           ASSETS

           Buildings and improvements, net of
               accumulated depreciation             $     64,673,338   $     76,406,379   $     58,366,549
           Construction in progress                                -          5,551,622          2,182,245
           Land                                            3,695,640          5,249,128          5,007,088
           Other assets                                    7,379,658          5,764,181          4,563,973
                                                     ----------------   ----------------   ----------------
                                                    $     75,748,636   $     92,971,310   $     70,119,855
                                                     ================   ================   ================

                       LIABILITIES AND PARTNERS' CAPITAL

           Mortgage and construction loans                                                      42,201,748
               payable                              $     39,130,135   $     54,427,983   $
           Accounts payable and accrued expenses           2,296,539          2,883,375            733,154
           Other liabilities                               8,314,970          4,757,501          7,575,516
                                                     ----------------   ----------------   ----------------
                                                          49,741,644         62,068,859         50,510,418
                                                     ----------------   ----------------   ----------------
           PARTNERS' CAPITAL

               Boston Capital Tax Credit Fund IV
                  L.P.                                    19,150,851         26,519,920         14,618,232
               Other partners                              6,856,141          4,382,531          4,991,205
                                                     ----------------   ----------------   ----------------
                                                          26,006,992         30,902,451         19,609,437
                                                     ----------------   ----------------   ----------------
                                                    $     75,748,636   $     92,971,310   $     70,119,855
                                                     ================   ================   ================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

    The combined summarized balance sheets of the operating limited partnerships in which Series 20 through Series 34 hold an interest as of December 31, 1998 are as follows (Series 35 invested in operating limited partnerships subsequent to December 31, 1998):


                          COMBINED SUMMARIZED BALANCE SHEETS

                                                         Series 28          Series 29          Series 30
                                                     ----------------   ----------------   ----------------
                           ASSETS

           Buildings and improvements, net of
               accumulated depreciation             $     72,323,119   $     56,661,833   $     29,398,638
           Construction in progress                        1,677,857          2,000,842          3,806,056
           Land                                            5,498,936          2,605,856          1,938,112
           Other assets                                    6,672,254          7,111,024         10,643,693
                                                     ----------------   ----------------   ----------------
                                                    $     86,172,166   $     68,379,555   $     45,786,499
                                                     ================   ================   ================

                       LIABILITIES AND PARTNERS' CAPITAL

           Mortgage and construction loans                                                      24,340,815
               payable                              $     41,268,749   $     36,945,362   $
           Accounts payable and accrued expenses           2,001,260            851,873          2,585,492
           Other liabilities                               6,307,988          7,725,660          2,896,858
                                                     ----------------   ----------------   ----------------
                                                          49,577,997         45,522,895         29,823,165
                                                     ----------------   ----------------   ----------------
           PARTNERS' CAPITAL

               Boston Capital Tax Credit Fund IV
                  L.P.                                    25,754,198         22,521,270         13,720,757
               Other partners                             10,839,971            335,390          2,242,577
                                                     ----------------   ----------------   ----------------
                                                          36,594,169         22,856,660         15,963,334
                                                     ----------------   ----------------   ----------------
                                                    $     86,172,166   $     68,379,555   $     45,786,499
                                                     ================   ================   ================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

    The combined summarized balance sheets of the operating limited partnerships in which Series 20 through Series 34 hold an interest as of December 31, 1998 are as follows (Series 35 invested in operating limited partnerships subsequent to December 31, 1998):


                          COMBINED SUMMARIZED BALANCE SHEETS

                                                         Series 31          Series 32
                                                     ----------------   ----------------
                           ASSETS

           Buildings and improvements, net of
               accumulated depreciation             $     48,922,095   $     24,614,377
           Construction in progress                       24,100,817         10,619,463
           Land                                            4,630,091          4,122,102
           Other assets                                    7,979,049         21,181,888
                                                     ----------------   ----------------
                                                    $     85,632,052   $     60,537,830
                                                     ================   ================

                       LIABILITIES AND PARTNERS' CAPITAL

           Mortgage and construction loans
               payable                              $     50,051,086   $     28,469,726
           Accounts payable and accrued expenses           3,206,676          2,617,952
           Other liabilities                               6,004,460          1,149,169
                                                     ----------------   ----------------
                                                          59,262,222         32,236,847
                                                     ----------------   ----------------
           PARTNERS' CAPITAL

               Boston Capital Tax Credit Fund IV
                  L.P.                                    26,104,248         20,837,101
               Other partners                                265,582          7,463,882
                                                     ----------------   ----------------
                                                          26,369,830         28,300,983
                                                     ----------------   ----------------
                                                    $     85,632,052   $     60,537,830
                                                     ================   ================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

    The combined summarized balance sheets of the operating limited partnerships in which Series 20 through Series 34 hold an interest as of December 31, 1998 are as follows (Series 35 invested in operating limited partnerships subsequent to December 31, 1998):


                              COMBINED SUMMARIZED BALANCE SHEETS

                                                                            Series 33          Series 34
                                                                        ----------------   ----------------
                                     ASSETS

           Buildings and improvements, net of accumulated
               depreciation                                            $     12,575,341   $      1,815,504
           Construction in progress                                           8,160,735          7,883,713
           Land                                                               3,620,019          2,661,922
           Other assets                                                      16,534,555         18,559,343
                                                                        ----------------   ----------------
                                                                       $     40,890,650   $
30,920,482
                                                                        ================   ================
                       LIABILITIES AND PARTNERS' CAPITAL

           Mortgage and construction loans
               payable                                                 $     19,054,846   $
20,107,918
           Accounts payable and accrued expenses                              2,028,050            964,030
           Other liabilities                                                  1,040,046          1,901,050
                                                                        ----------------   ----------------
                                                                             22,122,942         22,972,998
                                                                        ----------------   ----------------
           PARTNERS' CAPITAL

               Boston Capital Tax Credit Fund IV
                  L.P.                                                       11,309,786          6,951,608
               Other partners                                                 7,457,922            995,876
                                                                        ----------------   ----------------
                                                                             18,767,708          7,947,484
                                                                        ----------------   ----------------
                                                                       $     40,890,650   $
30,920,482
                                                                        ================   ================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

    The combined summarized balance sheets of the operating limited partnerships in which Series 20 through Series 31 hold an interest as of December 31, 1997 are as follows (Series 32 through 35 invested in operating limited partnerships subsequent to December 31, 1997):
                          COMBINED SUMMARIZED BALANCE SHEETS

                                                           Total            Series 20          Series 21
                                                     ----------------   ----------------   ----------------
                           ASSETS

           Buildings and improvements, net of
               accumulated depreciation             $    604,858,775   $     88,299,641   $     38,877,300
           Construction in progress                       38,848,148                  -                     -
           Land                                           42,235,703          6,345,961             2,937,606
           Other assets                                   64,741,805          4,445,180             2,461,410
                                                     ----------------   ----------------   ----------------
                                                    $    750,684,431   $     99,090,782   $     44,276,316
                                                     ================   ================   ================
                       LIABILITIES AND PARTNERS' CAPITAL

           Mortgage and construction loans
               payable                              $    404,807,223   $     59,166,418   $     27,388,308
           Accounts payable and accrued expenses          26,280,296          2,432,939             1,743,740
           Other liabilities                              74,058,902          6,833,807             4,034,016
                                                     ----------------   ----------------   ----------------
                                                         505,146,421         68,433,164         33,166,064
                                                     ----------------   ----------------   ----------------
           PARTNERS' CAPITAL

               Boston Capital Tax Credit Fund IV
                  L.P.                                   180,051,285         22,817,026             9,499,043
               Other partners                             65,486,725          7,840,592             1,611,209
                                                     ----------------   ----------------   ----------------
                                                         245,538,010         30,657,618         11,110,252
                                                     ----------------   ----------------   ----------------
                                                    $    750,684,431   $     99,090,782   $     44,276,316
                                                     ================   ================   ================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

    The combined summarized balance sheets of the operating limited partnerships in which Series 20 through Series 31 hold an interest as of December 31, 1997 are as follows (Series 32 through 35 invested in operating limited partnerships subsequent to December 31, 1997):
                          COMBINED SUMMARIZED BALANCE SHEETS

                                                         Series 22          Series 23          Series 24
                                                     ----------------   ----------------   ----------------
                           ASSETS

           Buildings and improvements, net of
               accumulated depreciation             $     80,246,804   $     75,994,130   $     62,964,019
           Construction in progress                                -                  -                  -
           Land                                            4,121,526          3,814,911          3,941,855
           Other assets                                    4,843,526          4,406,128          5,623,475
                                                     ----------------   ----------------   ----------------
                                                    $     89,211,856   $     84,215,169   $     72,529,349
                                                     ================   ================   ================

                       LIABILITIES AND PARTNERS' CAPITAL

           Mortgage and construction loans
               payable                              $     52,360,173   $     43,627,909   $     41,876,740
           Accounts payable and accrued expenses           1,843,467          2,018,818          2,080,107
           Other liabilities                               6,147,870          9,047,670          6,493,213
                                                     ----------------   ----------------   ----------------
                                                          60,351,510         54,694,397         50,450,060
                                                     ----------------   ----------------   ----------------
           PARTNERS' CAPITAL

               Boston Capital Tax Credit Fund IV
                  L.P.                                    14,376,963         20,328,937         14,022,002
               Other partners                             14,483,383          9,191,835          8,057,287
                                                     ----------------   ----------------   ----------------
                                                          28,860,346         29,520,772         22,079,289
                                                     ----------------   ----------------   ----------------
                                                    $     89,211,856   $     84,215,169   $     72,529,349
                                                     ================   ================   ================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

    The combined summarized balance sheets of the operating limited partnerships in which Series 20 through Series 31 hold an interest as of December 31, 1997 are as follows (Series 32 through 35 invested in operating limited partnerships subsequent to December 31, 1997):
                          COMBINED SUMMARIZED BALANCE SHEETS

                                                         Series 25          Series 26          Series 27
                                                     ----------------   ----------------   ----------------
                           ASSETS

           Buildings and improvements, net of
               accumulated depreciation             $     66,678,909   $     64,341,702   $     37,885,061
           Construction in progress                                -          3,921,404         13,379,781
           Land                                            3,695,640          4,480,943          5,143,963
           Other assets                                    8,301,292          4,640,051          4,361,584
                                                     ----------------   ----------------   ----------------
                                                    $     78,675,841   $     77,384,100   $     60,770,389
                                                     ================   ================   ================

                       LIABILITIES AND PARTNERS' CAPITAL

           Mortgage and construction loans                                                      34,741,904
               payable                              $     39,449,958   $     44,044,958   $
           Accounts payable and accrued expenses           2,489,987          1,793,878          2,501,374
           Other liabilities                               8,442,823          6,969,470          7,102,514
                                                     ----------------   ----------------   ----------------
                                                          50,382,768         52,808,306         44,345,792
                                                     ----------------   ----------------   ----------------
           PARTNERS' CAPITAL

               Boston Capital Tax Credit Fund IV
                  L.P.                                    20,546,578         21,881,319         13,457,946
               Other partners                              7,746,495          2,694,475          2,966,651
                                                     ----------------   ----------------   ----------------
                                                          28,293,073         24,575,794         16,424,597
                                                     ----------------   ----------------   ----------------
                                                    $     78,675,841   $     77,384,100   $     60,770,389
                                                     ================   ================   ================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

    The combined summarized balance sheets of the operating limited partnerships in which Series 20 through Series 31 hold an interest as of December 31, 1997 are as follows (Series 32 through 35 invested in operating limited partnerships subsequent to December 31, 1997):
                          COMBINED SUMMARIZED BALANCE SHEETS

                                                         Series 28          Series 29
                                                     ----------------   ----------------
                           ASSETS

           Buildings and improvements, net of
               accumulated depreciation             $     41,232,184   $     23,496,725
           Construction in progress                        6,271,637          6,662,659
           Land                                            3,249,249          1,285,319
           Other assets                                    4,496,464          5,008,615
                                                     ----------------   ----------------
                                                    $     55,249,534   $     36,453,318
                                                     ================   ================

              LIABILITIES AND PARTNERS' CAPITAL

           Mortgage and construction loans
               payable                              $     20,558,820   $     16,599,438
           Accounts payable and accrued expenses           3,192,497          1,844,232
           Other liabilities                               7,802,956          5,443,481
                                                     ----------------   ----------------
                                                          31,554,273         23,887,151
                                                     ----------------   ----------------
           PARTNERS' CAPITAL

               Boston Capital Tax Credit Fund IV
                  L.P.                                    13,141,665         12,522,000
               Other partners                             10,553,596             44,167
                                                     ----------------   ----------------
                                                          23,695,261         12,566,167
                                                     ----------------   ----------------
                                                    $     55,249,534   $     36,453,318
                                                     ================   ================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

    The combined summarized balance sheets of the operating limited partnerships in which Series 20 through Series 31 hold an interest as of December 31, 1997 are as follows (Series 32 through 35 invested in operating limited partnerships subsequent to December 31, 1997):
                          COMBINED SUMMARIZED BALANCE SHEETS

                                                         Series 30          Series 31
                                                     ----------------   ----------------
                           ASSETS

           Buildings and improvements, net of
               accumulated depreciation             $      6,529,488   $     18,312,812
           Construction in progress                        1,975,090          6,637,577
           Land                                              783,338          2,435,392
           Other assets                                    2,898,853         13,255,227
                                                     ----------------   ----------------
                                                    $     12,186,769   $     40,641,008
                                                     ================   ================

                       LIABILITIES AND PARTNERS' CAPITAL

           Mortgage and construction loans
               payable                              $      4,096,040   $     20,896,557
           Accounts payable and accrued expenses             702,623          3,636,634
           Other liabilities                               2,187,501          3,553,581
                                                     ----------------   ----------------
                                                           6,986,164         28,086,772
                                                     ----------------   ----------------
           PARTNERS' CAPITAL

               Boston Capital Tax Credit Fund IV
                  L.P.                                     4,951,726         12,506,080
               Other partners                                248,879             48,156
                                                     ----------------   ----------------
                                                           5,200,605         12,554,236
                                                     ----------------   ----------------
                                                    $     12,186,769   $     40,641,008
                                                     ================   ================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

    The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1998 for operating limited partnerships in which Series 20 through Series 34 had an interest as of December 31, 1998 are as follows (Series 35 invested in operating limited partnerships subsequent to December 31, 1998):
                    COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                                           Total ---------------
                                                     -
           Revenue
               Rent                                 $     76,814,159
               Interest and other                          4,491,419
                                                     ---------------
                                                          81,305,578
                                                     ---------------
           Expenses
               Interest                                   30,231,530
               Depreciation and amortization              26,367,805
               Taxes and insurance                         9,871,028
               Repairs and maintenance                    11,635,709
               Operating expenses                         22,157,332
               Other expenses                              2,365,691
                                                     ---------------
                                                         102,629,095
                                                     ---------------
                  NET LOSS                          $    (21,323,517)
                                                     ================
           Net loss allocated to Boston Capital
               Tax Credit Fund IV L.P. *            $    (16,081,100)
                                                     ================

           Net loss allocated to other partners     $     (5,242,417)
                                                     ================

   * Amount includes $27,563 for Series 20 of loss not recognized under the equity method of accounting as described in note A.

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

    The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1998 for operating limited partnerships in which Series 20 through
    Series 34 had an interest as of December          31, 1998 are as
    follows (Series 35 invested in operating limited partnerships subsequent to December 31, 1998):
            COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                                         Series 20          Series 21
                                                     ----------------   ----------------
           Revenue
               Rent                                 $     10,647,750   $      5,010,716
               Interest and other                            804,809            296,915
                                                     ----------------   ----------------
                                                          11,452,559          5,307,631
                                                     ----------------   ----------------
           Expenses
               Interest                                    4,329,314          2,395,051
               Depreciation and amortization               3,875,144          1,240,873
               Taxes and insurance                         1,361,964            595,101
               Repairs and maintenance                     1,709,574          1,054,009
               Operating expenses                          3,034,650          1,390,617
               Other expenses                                346,584            126,851
                                                     ----------------   ----------------
                                                          14,657,230          6,802,502
                                                     ----------------   ----------------
                  NET LOSS                          $     (3,204,671)  $
(1,494,871)
                                                     ================   ================
           Net loss allocated to Boston Capital
               Tax Credit Fund IV L.P. *            $     (2,387,375)  $
(1,440,087)
                                                     ================   ================

           Net loss allocated to other partners     $       (817,296)  $        (54,784)
                                                     ================   ================

   * Amount includes $27,563 for Series 20 of loss not recognized under the equity method of accounting as described in note A.

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

    The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1998 for operating limited partnerships in which Series 20 through
    Series 34 had an interest as of December          31, 1998 are as
    follows (Series 35 invested in operating limited partnerships subsequent to December 31, 1998):

                                                         Series 22          Series 23
                                                     ----------------   ----------------
           Revenue
               Rent                                 $      8,164,974   $      7,497,724
               Interest and other                            565,556            308,206
                                                     ----------------   ----------------
                                                           8,730,530          7,805,930
                                                     ----------------   ----------------
           Expenses
               Interest                                    2,917,462          3,005,530
               Depreciation and amortization               3,076,945          2,622,410
               Taxes and insurance                         1,183,749          1,099,755
               Repairs and maintenance                     1,488,590          1,060,732
               Operating expenses                          2,108,590          2,212,349
               Other expenses                                556,094            256,134
                                                     ----------------   ----------------
                                                          11,331,430         10,256,910
                                                     ----------------   ----------------
                  NET LOSS                          $     (2,600,900)  $
(2,450,980)
                                                     ================   ================
           Net loss allocated to Boston Capital
               Tax Credit Fund IV L.P.              $     (1,371,100)  $
(1,587,640)
                                                     ================   ================

           Net loss allocated to other partners     $     (1,229,800)  $       (863,340)
                                                     ================   ================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

    The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1998 for operating limited partnerships in which Series 20 through
    Series 34 had an interest as of December          31, 1998 are as
    follows (Series 35 invested in operating limited partnerships subsequent to December 31, 1998):
            COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                                         Series 24          Series 25
                                                     ----------------   ----------------
           Revenue
               Rent                                 $      7,347,412   $      9,721,536
               Interest and other                            455,788            250,718
                                                     ----------------   ----------------
                                                           7,803,200          9,972,254
                                                     ----------------   ----------------
           Expenses
               Interest                                    3,332,316          3,430,672
               Depreciation and amortization               2,683,977          2,851,105
               Taxes and insurance                         1,008,002          1,233,639
               Repairs and maintenance                       991,563          1,891,746
               Operating expenses                          1,912,610          2,633,689
               Other expenses                                205,111            129,866
                                                     ----------------   ----------------
                                                          10,133,579         12,170,717
                                                     ----------------   ----------------
                  NET LOSS                          $     (2,330,379)  $
(2,198,463)
                                                     ================   ================
           Net loss allocated to Boston Capital
               Tax Credit Fund IV L.P.              $     (1,475,502)  $
(1,653,302)
                                                     ================   ================

           Net loss allocated to other partners     $       (854,877)  $       (545,161)
                                                     ================   ================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

    The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1998 for operating limited partnerships in which Series 20 through
    Series 34 had an interest as of December          31, 1998 are as
    follows (Series 35 invested in operating limited partnerships subsequent to December 31, 1998):
            COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                                         Series 26          Series 27
                                                     ----------------   ----------------
           Revenue
               Rent                                 $      7,075,158   $      4,743,241
               Interest and other                            401,008            196,634
                                                     ----------------   ----------------
                                                           7,476,166          4,939,875
                                                     ----------------   ----------------
           Expenses
               Interest                                    2,477,101          2,487,837
               Depreciation and amortization               2,449,994          1,667,174
               Taxes and insurance                           929,715            527,245
               Repairs and maintenance                       901,254            511,970
               Operating expenses                          2,048,075          1,260,288
               Other expenses                                133,740            126,241
                                                     ----------------   ----------------
                                                           8,939,879          6,580,755
                                                     ----------------   ----------------
                  NET LOSS                          $     (1,463,713)  $
(1,640,880)
                                                     ================   ================
           Net loss allocated to Boston Capital
               Tax Credit Fund IV L.P.              $     (1,448,218)  $
(1,421,601)
                                                     ================   ================

           Net loss allocated to other partners     $        (15,495)  $       (219,279)
                                                     ================   ================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

    The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1998 for operating limited partnerships in which Series 20 through
    Series 34 had an interest as of December          31, 1998 are as
    follows (Series 35 invested in operating limited partnerships subsequent to December 31, 1998):
            COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                                         Series 28          Series 29
                                                     ----------------   ----------------
           Revenue
               Rent                                 $      5,027,374   $      3,096,357
               Interest and other                            390,029            104,401
                                                     ----------------   ----------------
                                                           5,417,403          3,200,758
                                                     ----------------   ----------------
           Expenses
               Interest                                    2,192,027          1,078,922
               Depreciation and amortization               1,887,134          1,352,864
               Taxes and insurance                           509,085            412,629
               Repairs and maintenance                       629,177            338,237
               Operating expenses                          1,689,440          1,308,383
               Other expenses                                 47,297            221,288
                                                     ----------------   ----------------
                                                           6,954,160          4,712,323
                                                     ----------------   ----------------
                  NET LOSS                          $     (1,536,757)  $
(1,511,565)
                                                     ================   ================
           Net loss allocated to Boston Capital
               Tax Credit Fund IV L.P.              $       (793,965)  $
(1,418,793)
                                                     ================   ================

           Net loss allocated to other partners     $       (742,792)  $        (92,772)
                                                     ================   ================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

    The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1998 for operating limited partnerships in which Series 20 through
    Series 34 had an interest as of December          31, 1998 are as
    follows (Series 35 invested in operating limited partnerships subsequent to December 31, 1998):
            COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                                         Series 30          Series 31
                                                     ----------------   ----------------
           Revenue
               Rent                                 $      1,321,918   $
3,167,459
               Interest and other                             51,979            223,116
                                                     ----------------   ----------------
                                                           1,373,897          3,390,575
                                                     ----------------   ----------------
           Expenses
               Interest                                      378,195            787,308
               Depreciation and amortization                 464,869            981,526
               Taxes and insurance                           176,613            477,393
               Repairs and maintenance                       188,374            559,515
               Operating expenses                            486,297          1,414,944
               Other expenses                                103,328             70,567
                                                     ----------------   ----------------
                                                           1,797,676          4,291,253
                                                     ----------------   ----------------
                  NET INCOME (LOSS)                 $       (423,779)  $
(900,678)
                                                     ================   ================
           Net income (loss) allocated to Boston
               Capital Tax Credit Fund IV L.P.      $       (432,433)  $
(894,816)
                                                     ================   ================

           Net income (loss) allocated to other
           partners                                 $          8,654   $         (5,862)
                                                     ================   ================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

    The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1998 for operating limited partnerships in which Series 20 through
    Series 34 had an interest as of December          31, 1998 are as
    follows (Series 35 invested in operating limited partnerships subsequent to December 31, 1998):
            COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                                         Series 32          Series 33
                                                     ----------------   ----------------
           Revenue
               Rent                                 $      2,117,769   $
1,874,771
               Interest and other                            210,170            232,090
                                                     ----------------   ----------------
                                                           2,327,939          2,106,861
                                                     ----------------   ----------------
           Expenses
               Interest                                      736,930            682,865
               Depreciation and amortization                 672,347            541,443
               Taxes and insurance                           182,047            174,091
               Repairs and maintenance                       173,762            137,206
               Operating expenses                            353,479            303,702
               Other expenses                                 28,715             13,875
                                                     ----------------   ----------------
                                                           2,147,280          1,853,182
                                                     ----------------   ----------------
                  NET INCOME (LOSS)                 $        180,659   $        253,679
                                                     ================   ================
           Net income (loss) allocated to Boston
               Capital Tax Credit Fund IV L.P.      $         56,660   $        187,290
                                                     ================   ================

           Net income (loss) allocated to other
           partners                                 $        123,999   $         66,389
                                                     ================   ================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

    The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1998 for operating limited partnerships in which Series 20 through Series 34 had an interest as of December 31, 1998 are as follows (Series 35 invested in operating limited partnerships subsequent to December 31, 1998):


                    COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                                        Series 34 --------------
                                                    --
           Revenue
              Rent                                 $              -
              Interest and other                                  -
                                                    ----------------
                                                    ---------------
           Expenses
              Interest                                            -
              Depreciation and amortization                       -
              Taxes and insurance                                 -
              Repairs and maintenance                             -
              Operating expenses                                219
              Other expenses                                      -
                                                    ---------------
                                                                219
                                                    ---------------
                 NET INCOME (LOSS)                 $           (219)
                                                    ================
           Net income (loss) allocated to Boston
              Capital Tax Credit Fund IV L.P.      $           (218)
                                                    ================

           Net income (loss) allocated to other
           partners                                $             (1)
                                                    ================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

    The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1997 for operating limited partnerships in which Series 20 through Series 31 had an interest as of December 31, 1997 are as follows (Series 32 through 35 invested in operating limited partnerships subsequent to December 31, 1997):
                    COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                                           Total ---------------
                                                     -
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
                                                     ---------------
                                                          77,898,099
                                                     ---------------
                  NET LOSS                          $
                  (17,645,054)

           ================ Net loss allocated to Boston Capital
               Tax Credit Fund IV L.P.              $
                                                     (12,220,735)
                                                     ===============
                                                     =

           Net loss allocated to other partners     $
(5,424,319)

================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

    The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1997 for operating limited partnerships in which Series 20 through
    Series 31 had an interest as of December          31,  1997  are  as
    follows (Series 32 through 35 invested in operating limited partnerships subsequent to December 31, 1997):
            COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                                         Series 20          Series 21
                                                     ----------------   ----------------
           Revenue
               Rent                                 $     10,216,602   $      5,008,470
               Interest and other                            513,527            234,328
                                                     ----------------   ----------------
                                                          10,730,129          5,242,798
                                                     ----------------   ----------------
           Expenses
               Interest                                    4,294,969          2,624,300
               Depreciation and amortization               3,927,354          1,235,333
               Taxes and insurance                         1,284,403            585,724
               Repairs and maintenance                     1,453,633            858,062
               Operating expenses                          2,915,869          1,548,188
               Other expenses                                186,300            310,103
                                                     ----------------   ----------------
                                                          14,062,528          7,161,710
                                                     ----------------   ----------------
                  NET LOSS                          $     (3,332,399)  $
(1,918,912)
                                                     ================   ================
           Net loss allocated to Boston Capital
               Tax Credit Fund IV L.P.              $     (2,516,153)  $
(1,854,423)
                                                     ================   ================

           Net loss allocated to other partners     $       (816,246)  $        (64,489)
                                                     ================   ================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

    The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1997 for operating limited partnerships in which Series 20 through
    Series 31 had an interest as of December          31,  1997  are  as
    follows (Series 32 through 35 invested in operating limited partnerships subsequent to December 31, 1997):
            COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                                         Series 22          Series 23
                                                     ----------------   ----------------
           Revenue
               Rent                                 $      7,587,995   $      6,989,608
               Interest and other                            589,406            297,411
                                                     ----------------   ----------------
                                                           8,177,401          7,287,019
                                                     ----------------   ----------------
           Expenses
               Interest                                    2,907,135          2,973,157
               Depreciation and amortization               3,118,036          2,676,417
               Taxes and insurance                         1,213,517          1,166,749
               Repairs and maintenance                     1,124,171            903,855
               Operating expenses                          2,398,019          1,952,694
               Other expenses                                  6,763            249,098
                                                     ----------------   ----------------
                                                          10,767,641          9,921,970
                                                     ----------------   ----------------
                  NET LOSS                          $     (2,590,240)  $
(2,634,951)
                                                     ================   ================
           Net loss allocated to Boston Capital
               Tax Credit Fund IV L.P.              $     (1,372,762)  $
(1,705,493)
                                                     ================   ================

           Net loss allocated to other partners     $     (1,217,478)  $       (929,458)
                                                     ================   ================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

    The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1997 for operating limited partnerships in which Series 20 through
    Series 31 had an interest as of December          31,  1997  are  as
    follows (Series 32 through 35 invested in operating limited partnerships subsequent to December 31, 1997):
            COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                                         Series 24          Series 25
                                                     ----------------   ----------------
           Revenue
               Rent                                 $      6,571,071   $      8,857,720
               Interest and other                            378,879            365,881
                                                     ----------------   ----------------
                                                           6,949,950          9,223,601
                                                     ----------------   ----------------
           Expenses
               Interest                                    3,056,376          3,351,373
               Depreciation and amortization               2,432,228          2,582,193
               Taxes and insurance                           896,197          1,125,562
               Repairs and maintenance                       746,014          1,501,994
               Operating expenses                          1,783,985          2,462,469
               Other expenses                                112,874            139,081
                                                     ----------------   ----------------
                                                           9,027,674         11,162,672
                                                     ----------------   ----------------
                  NET LOSS                          $     (2,077,724)  $
(1,939,071)
                                                     ================   ================
           Net loss allocated to Boston Capital
               Tax Credit Fund IV L.P.              $     (1,342,281)  $
(1,550,724)
                                                     ================   ================

           Net loss allocated to other partners     $       (735,443)  $       (388,347)
                                                     ================   ================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

    The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1997 for operating limited partnerships in which Series 20 through
    Series 31 had an interest as of December          31,  1997  are  as
    follows (Series 32 through 35 invested in operating limited partnerships subsequent to December 31, 1997):
            COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                                         Series 26          Series 27
                                                     ----------------   ----------------
           Revenue
               Rent                                 $      5,634,879   $
2,195,422
               Interest and other                            345,222            108,253
                                                     ----------------   ----------------
                                                           5,980,101          2,303,675
                                                     ----------------   ----------------
           Expenses
               Interest                                    2,030,739          1,137,355
               Depreciation and amortization               1,830,957            620,143
               Taxes and insurance                           700,788            284,979
               Repairs and maintenance                       742,244            231,086
               Operating expenses                          1,565,560            660,042
               Other expenses                                 87,076             13,000
                                                     ----------------   ----------------
                                                           6,957,364          2,946,605
                                                     ----------------   ----------------
                  NET LOSS                          $       (977,263)  $
(642,930)
                                                     ================   ================
           Net loss allocated to Boston Capital
               Tax Credit Fund IV L.P.              $       (869,148)  $
(484,224)
                                                     ================   ================

           Net loss allocated to other partners     $       (108,115)  $
(158,706)
                                                     ================   ================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

    The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1997 for operating limited partnerships in which Series 20 through
    Series 31 had an interest as of December          31,  1997  are  as
    follows (Series 32 through 35 invested in operating limited partnerships subsequent to December 31, 1997):
            COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                                         Series 28          Series 29
                                                     ----------------   ----------------
           Revenue
               Rent                                 $      2,591,372   $        734,639
               Interest and other                            161,601             45,417
                                                     ----------------   ----------------
                                                           2,752,973            780,056
                                                     ----------------   ----------------
           Expenses
               Interest                                    1,281,632            198,576
               Depreciation and amortization                 946,915            260,571
               Taxes and insurance                           353,427            156,417
               Repairs and maintenance                       323,560            118,644
               Operating expenses                            919,329            472,421
               Other expenses                                 79,063              6,785
                                                     ----------------   ----------------
                                                           3,903,926          1,213,414
                                                     ----------------   ----------------
                  NET LOSS                          $     (1,150,953)  $
(433,358)
                                                     ================   ================
           Net loss allocated to Boston Capital
               Tax Credit Fund IV L.P.              $       (221,339)  $
(361,674)
                                                     ================   ================

           Net loss allocated to other partners     $       (929,614)  $        (71,684)
                                                     ================   ================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

    The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1997 for operating limited partnerships in which Series 20 through
    Series 31 had an interest as of December          31,  1997  are  as
    follows (Series 32 through 35 invested in operating limited partnerships subsequent to December 31, 1997):
            COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                                         Series 30          Series 31
                                                     ----------------   ----------------
           Revenue
               Rent                                 $        439,276   $        367,165
               Interest and other                             10,182              8,719
                                                     ----------------   ----------------
                                                             449,458            375,884
                                                     ----------------   ----------------
           Expenses
               Interest                                       84,594            111,900
               Depreciation and amortization                  52,604             42,718
               Taxes and insurance                            70,204             61,597
               Repairs and maintenance                        56,525             60,615
               Operating expenses                             85,544            142,376
               Other expenses                                  3,700                218
                                                     ----------------   ----------------
                                                             353,171            419,424
                                                     ----------------   ----------------
                  NET INCOME (LOSS)                 $         96,287   $        (43,540)
                                                     ================   ================
           Net income (loss) allocated to Boston
               Capital Tax Credit Fund IV L.P.      $        100,573   $        (43,087)
                                                     ================   ================
           Net loss allocated to other partners     $         (4,286)  $           (453)
                                                     ================   ================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

    The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1996 for operating limited partnerships in which Series 20 through Series 28 had an interest as of December 31, 1996 are as follows (Series 29 through 35 invested in operating limited partnerships subsequent to December 31, 1996):

                                                           Total ---------------
                                                     -
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
                                                     ---------------
                                                          52,451,101
                                                     ---------------
                  NET LOSS                          $
                  (15,065,417)

================

           Net loss allocated to Boston Capital
               Tax Credit Fund IV L.P.              $
                                                     (10,314,488)
                                                     ===============
                                                     =
           Net loss allocated to other partners     $
(4,750,929)

================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

    The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1996 for operating limited partnerships in which Series 20 through
    Series 28 had an interest as of December          31,  1996  are  as
    follows (Series 29 through 35 invested in operating limited partnerships subsequent to December 31, 1996):

                                                         Series 20          Series 21
                                                     ----------------   ----------------
           Revenue
               Rent                                 $      9,859,006   $      4,214,782
               Interest and other                            586,488            304,410
                                                     ----------------   ----------------
                                                          10,445,494          4,519,192
                                                     ----------------   ----------------
           Expenses
               Interest                                    4,284,612          2,400,963
               Depreciation and amortization               4,227,579          1,267,834
               Taxes and insurance                         1,219,186            591,815
               Repairs and maintenance                     1,297,342            680,068
               Operating expenses                          2,793,939          1,776,847
               Other expenses                                451,468                  -
                                                     ----------------   ----------------
                                                          14,274,126          6,717,527
                                                     ----------------   ----------------
                  NET LOSS                          $     (3,828,632)  $
(2,198,335)
                                                     ================   ================

           Net loss allocated to Boston Capital
               Tax Credit Fund IV L.P.              $     (2,941,378)  $
(2,134,073)
                                                     ================   ================
           Net loss allocated to other partners     $       (887,254)  $        (64,262)
                                                     ================   ================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

    The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1996 for operating limited partnerships in which Series 20 through
    Series 28 had an interest as of December          31,  1996  are  as
    follows (Series 29 through 35 invested in operating limited partnerships subsequent to December 31, 1996):

                                                         Series 22          Series 23
                                                     ----------------   ----------------
           Revenue
               Rent                                 $      6,464,794   $      5,168,811
               Interest and other                            534,232            405,676
                                                     ----------------   ----------------
                                                           6,999,026          5,574,487
                                                     ----------------   ----------------
           Expenses
               Interest                                    2,865,472          2,738,838
               Depreciation and amortization               3,343,336          2,593,057
               Taxes and insurance                         1,021,291            680,064
               Repairs and maintenance                       850,511            614,980
               Operating expenses                          2,363,559          1,681,751
               Other expenses                                 11,073            363,266
                                                     ----------------   ----------------
                                                          10,455,242          8,671,956
                                                     ----------------   ----------------
                  NET LOSS                          $     (3,456,216)  $
(3,097,469)
                                                     ================   ================

           Net loss allocated to Boston Capital
               Tax Credit Fund IV L.P.              $     (1,821,704)  $
(1,847,436)
                                                     ================   ================
           Net loss allocated to other partners     $     (1,634,512)  $
(1,250,033)
                                                     ================   ================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

    The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1996 for operating limited partnerships in which Series 20 through
    Series 28 had an interest as of December          31,  1996  are  as
    follows (Series 29 through 35 invested in operating limited partnerships subsequent to December 31, 1996):

                                                         Series 24          Series 25
                                                     ----------------   ----------------
           Revenue
               Rent                                 $      3,419,844   $      4,962,944
               Interest and other                            204,838            275,267
                                                     ----------------   ----------------
                                                           3,624,682          5,238,211
                                                     ----------------   ----------------
           Expenses
               Interest                                    1,662,180          1,611,135
               Depreciation and amortization               1,413,240          1,065,770
               Taxes and insurance                           547,667            588,231
               Repairs and maintenance                       341,401            890,211
               Operating expenses                          1,128,112          1,493,588
               Other expenses                                 84,027             45,402
                                                     ----------------   ----------------
                                                           5,176,627          5,694,337
                                                     ----------------   ----------------
                  NET LOSS                          $     (1,551,945)  $       (456,126)
                                                     ================   ================

           Net loss allocated to Boston Capital
               Tax Credit Fund IV L.P.              $       (757,464)  $       (431,640)
                                                     ================   ================
           Net loss allocated to other partners     $       (794,481)  $        (24,486)
                                                     ================   ================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

    The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1996 for operating limited partnerships in which Series 20 through
    Series 28 had an interest as of December          31,  1996  are  as
    follows (Series 29 through 35 invested in operating limited partnerships subsequent to December 31, 1996):

                                                         Series 26          Series 27
                                                     ----------------   ----------------
           Revenue
               Rent                                 $        870,342   $          1,740
               Interest and other                             46,206              2,191
                                                     ----------------   ----------------
                                                             916,548              3,931
                                                     ----------------   ----------------
           Expenses
               Interest                                      467,926              1,340
               Depreciation and amortization                 371,136              9,411
               Taxes and insurance                           131,809                 87
               Repairs and maintenance                        95,627                494
               Operating expenses                            297,216              1,444
               Other expenses                                 18,679                263
                                                     ----------------   ----------------
                                                           1,382,393             13,039
                                                     ----------------   ----------------
                  NET LOSS                          $       (465,845)  $
(9,108)
                                                     ================   ================

           Net loss allocated to Boston Capital
               Tax Credit Fund IV L.P.              $       (370,210)  $
(9,016)
                                                     ================   ================
           Net loss allocated to other partners     $        (95,635)  $            (92)
                                                     ================   ================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

    The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1996 for operating limited partnerships in which Series 20 through Series 28 had an interest as of December 31, 1996 are as follows (Series 29 through 35 invested in operating limited partnerships subsequent to December 31, 1996):

                                                         Series 28 -------------
                                                     ---
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

================

           Net loss allocated to Boston Capital
               Tax Credit Fund IV L.P.              $
(1,567)

           ================ Net loss allocated to other partners
           $        (174)

================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE D - NOTES RECEIVABLE

    Notes receivable at March 31, 1999 and 1998 consist of advance installments of $14,174,473 and $24,395,853, respectively, of capital contributions to operating limited partnerships. Series 20 through Series 35 notes are comprised of noninterest bearing and interest bearing notes with rates ranging from prime plus 1% to 4.5%. Prime was 7.75% and 8.5% as of March 31, 1999 and 1998, respectively. These notes will be applied against future payments of capital contributions or paid upon demand. The carrying value of the notes receivable at March 31, 1999 and 1998 approximates fair value. The notes at March 31, 1999 and 1998 by series are as follows:

                                                              1999               1998
                                                        ----------------
---------------
               Series 20                               $              -   $              -
               Series 21                                        641,542            641,542
               Series 22                                        462,686          1,796,240
               Series 23                                        456,751          2,186,398
               Series 24                                        551,210            779,231
               Series 25                                        551,221            754,841
               Series 26                                        653,909          1,173,727
               Series 27                                        270,649            653,377
               Series 28                                      1,477,458            240,575
               Series 29                                        835,878          1,428,362
               Series 30                                      1,415,196          1,422,259
               Series 31                                      2,221,022          7,309,603
               Series 32                                      1,995,249          6,009,698
               Series 33                                         46,280                  -
               Series 34                                      1,678,562                  -
               Series 35                                        916,860                  -
                                                        ----------------
                                                       ---------------$
                                                       14,174,473   $
                                                       24,395,853
                                                        ================
                                                        ================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE E - OTHER ASSETS

    Other assets include $9,342,923 and $2,780,023 of cash held by an escrow agent at March 31, 1999 and 1998, respectively. The cash held for Series 20 through 35 at March 31, 1999 and Series 20 through 32 at March 31, 1998 represents capital contributions to be released to the operating limited partnerships when certain criteria have been met. The escrows held at March 31, 1999 and 1998 by series are as follows:

                                                              1999               1998
                                                        ----------------   ----------------
               Series 20                               $              -   $         67,702
               Series 21                                              -                  -
               Series 22                                              -                  -
               Series 23                                              -                  -
               Series 24                                              -                  -
               Series 25                                         20,001            320,000
               Series 26                                      1,681,922            774,587
               Series 27                                        248,760          1,067,226
               Series 28                                        197,726            120,000
               Series 29                                              -                  -
               Series 30                                        581,031            100,000
               Series 31                                              -            330,508
               Series 32                                        853,375                  -
               Series 33                                      1,063,972                  -
               Series 34                                      4,574,591                  -
               Series 35                                        121,545                  -
                                                        ----------------   ----------------
                                                       $      9,342,923   $
2,780,023
                                                        ================   ================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX RETURN
    For income tax purposes, the fund reports using a December 31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1999 are reconciled as follows:


                                                           Total ---------------
                                                     -
           Net income (loss) for financial
               reporting purposes                   $    (17,477,354)

           Operating limited partnership rents
               received in advance                           (38,262)

           Partnership fund management fee                 2,150,673

           Other                                             741,568

           Excess of tax depreciation over book
               depreciation on operating limited
               partnership assets                         (3,213,254)

           Tax exempt interest income                     (2,577,788)

           Difference due to fiscal year for book
                       purposes and calendar year for tax
               purposes                                      703,845
                                                     ---------------Income
           (loss) for tax return purposes,
               December 31, 1998                    $    (19,710,572)
                                                     ================

                            Boston Capital Tax Credit Fund IV L.P.
                          NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                March 31, 1999, 1998 and 1997
NOTE  F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX RETURN
          (Continued)
    For income tax purposes, the fund reports using a December 31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1999 are reconciled as follows:

                                                         Series 20          Series
                                                     21 ----------------   ---------
                                                     -------
           Net income (loss) for financial
               reporting purposes                   $     (2,811,432)  $
(1,653,386)

           Operating limited partnership rents
               received in advance                            11,950
17,634

           Partnership fund management fee                   379,248
225,840

           Other                                              21,774
(205,637)

           Excess of tax depreciation over book
               depreciation on operating limited
               partnership assets                           (248,112)
(367,202)

           Tax exempt interest income                         (2,700)
(43,033)

           Difference due to fiscal year for book
               purposes and calendar year for tax
               purposes                                       (4,107)
3,261
                                                     ----------------   ------------
           ---Income (loss) for tax return purposes,
               December 31, 1998                    $     (2,653,379)  $
(2,022,523)
                                                     ================
================

                            Boston Capital Tax Credit Fund IV L.P.
                          NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                March 31, 1999, 1998 and 1997
NOTE F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX RETURN
         (Continued)
    For income tax purposes, the fund reports using a December 31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1999 are reconciled as follows:

                                                         Series 22          Series
                                                     23 ----------------   ---------
                                                     -------
           Net income (loss) for financial
               reporting purposes                   $     (1,658,012)  $
(1,860,174)

           Operating limited partnership rents
               received in advance                             3,283
(4,859)

           Partnership fund management fee                   254,589
238,288

           Other                                              26,399
77,765

           Excess of tax depreciation over book
               depreciation on operating limited
               partnership assets                           (272,802)
(551,702)

           Tax exempt interest income                        (16,398)
(23,336)

           Difference due to fiscal year for book
               purposes and calendar year for tax
               purposes                                       10,564
21,400
                                                     ----------------   ------------
           ---Income (loss) for tax return purposes,
               December 31, 1998                    $     (1,652,377)  $
(2,102,618)
                                                     ================
================

                            Boston Capital Tax Credit Fund IV L.P.
                          NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                March 31, 1999, 1998 and 1997
NOTE  F - RECONCILIATION OF FINANCIAL  STATEMENT NET INCOME (LOSS) TO TAX RETURN
          (Continued)
    For income tax purposes, the fund reports using a December 31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1999 are reconciled as follows:

                                                         Series 24          Series
                                                     25 ----------------   ---------
                                                     -------
           Net income (loss) for financial
               reporting purposes                   $     (1,723,705)  $
(1,926,105)

           Operating limited partnership rents
               received in advance                            (3,017)
-

           Partnership fund management fee                   233,148
204,357

           Other                                             122,847
(12,755)

           Excess of tax depreciation over book
               depreciation on operating limited
               partnership assets                           (148,304)
(132,014)

           Tax exempt interest income                        (42,796)
(61,008)

           Difference due to fiscal year for book
               purposes and calendar year for tax
               purposes                                       46,349
30,846
                                                     ----------------   ------------
           ---Income (loss) for tax return purposes,
               December 31, 1998                    $     (1,515,478)  $
(1,896,679)
                                                     ================
================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE  F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX RETURN
          (Continued)

    For income tax purposes, the fund reports using a December 31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1999 are reconciled as follows:

                                                         Series 26          Series
                                                     27 ----------------   ---------
                                                     -------
           Net income (loss) for financial
               reporting purposes                   $     (1,719,368)  $
(1,716,151)

           Operating limited partnership rents
               received in advance                           (26,490)
(1,908)

           Partnership fund management fee                   295,393
261,339

           Other                                             345,276
528,278

           Excess of tax depreciation over book
               depreciation on operating limited
               partnership assets                           (482,953)
(238,824)

           Tax exempt interest income                       (110,522)
(118,818)

           Difference due to fiscal year for book
               purposes and calendar year for tax
               purposes                                       17,696
71,053
                                                     ----------------   ------------
           ---Income (loss) for tax return purposes,
               December 31, 1998                    $     (1,680,968)  $
(1,215,031)
                                                     ================
================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE  F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX RETURN
          (Continued)

    For income tax purposes, the fund reports using a December 31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1999 are reconciled as follows:

                                                         Series 28          Series
                                                     29 ----------------   ---------
                                                     -------
           Net income (loss) for financial
               reporting purposes                   $       (724,209)  $
(1,414,244)

           Operating limited partnership rents
               received in advance                           (33,707)
703

           Partnership fund management fee                       350
6,511

           Other                                             164,899
59,614

           Excess of tax depreciation over book
               depreciation on operating limited
               partnership assets                           (279,209)
(135,791)

           Tax exempt interest income                       (527,704)
(443,287)

           Difference due to fiscal year for book
               purposes and calendar year for tax
               purposes                                      193,701
131,774
                                                     ----------------   ------------
           ---Income (loss) for tax return purposes,
               December 31, 1998                    $     (1,205,879)  $
(1,794,720)
                                                     ================
================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE  F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX RETURN
          (Continued)

    For income tax purposes, the fund reports using a December 31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1999 are reconciled as follows:

                                                         Series 30          Series
                                                     31 ----------------   ---------
                                                     -------
           Net income (loss) for financial
               reporting purposes                   $       (304,871)  $
(462,813)

           Operating limited partnership rents
               received in advance                                 -
(1,851)

           Partnership fund management fee                     6,196
1,390

           Other                                             102,562
91,289

           Excess of tax depreciation over book
               depreciation on operating limited
               partnership assets                           (131,869)
(178,324)

           Tax exempt interest income                       (417,599)
(425,878)

           Difference due to fiscal year for book
               purposes and calendar year for tax
               purposes                                       79,175
269,469
                                                     ----------------   ------------
           ---Income (loss) for tax return purposes,
               December 31, 1998                    $       (666,406)  $
(706,718)
                                                     ================
================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE  F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX RETURN
          (Continued)

    For income tax purposes, the fund reports using a December 31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1999 are reconciled as follows:

                                                         Series 32          Series
                                                     33 ----------------   ---------
                                                     -------
           Net income (loss) for financial
               reporting purposes                   $        269,836   $
194,098

           Operating limited partnership rents
               received in advance                                 -
-

           Partnership fund management fee                       103
6,443

           Other                                            (353,188)
(227,773)

           Excess of tax depreciation over book
               depreciation on operating limited
               partnership assets                            (46,148)
-

           Tax exempt interest income                       (265,800)
(68,910)

           Difference due to fiscal year for book
               purposes and calendar year for tax
               purposes                                      (56,688)
(51,419)
                                                     ----------------   ------------
           ---Income (loss) for tax return purposes,
               December 31, 1998                    $       (451,885)  $
(147,561)
                                                     ================
================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE  F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX RETURN
          (Continued)

    For income tax purposes, the fund reports using a December 31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1999 are reconciled as follows:

                                                         Series 34          Series
                                                     35 ----------------   ---------
                                                     -------
           Net income (loss) for financial
               reporting purposes                   $         39,949   $
(6,767)

           Operating limited partnership rents
               received in advance                                 -                  -
           Partnership fund management fee                    32,669
4,809
           Other                                                 218                  -
           Excess of tax depreciation over book
               depreciation on operating limited
               partnership assets                                  -                  -

           Tax exempt interest income                         (9,999)                 -

           Difference due to fiscal year for book
               purposes and calendar year for tax
               purposes                                      (61,187)
1,958
                                                     ----------------   ------------
           ---Income (loss) for tax return purposes,
               December 31, 1998                    $          1,650   $              -
                                                     ================
================

                            Boston Capital Tax Credit Fund IV L.P.
                          NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                March 31, 1999, 1998 and 1997
NOTE  F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX RETURN
          (Continued)
    For income tax purposes, the fund reports using a December 31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1998 are reconciled as follows:

                                                           Total ---------------
                                                     -
           Net income (loss) for financial
               reporting purposes                   $    (13,468,421)

           Operating limited partnership rents
               received in advance                            48,110

           Partnership fund management fee                 1,325,271

           Other                                           1,236,507

           Excess of tax depreciation over book
               depreciation on operating limited
               partnership assets                         (2,611,106)

           Tax exempt interest income                     (1,854,039)

           Difference due to fiscal year for book
                       purposes and calendar year for tax
               purposes                                       67,719
                                                     ---------------Income
           (loss) for tax return purposes,
               December 31, 1997                    $    (15,255,959)
                                                     ================

                            Boston Capital Tax Credit Fund IV L.P.
                          NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                March 31, 1999, 1998 and 1997
NOTE  F - RECONCILIATION OF FINANCIAL  STATEMENT NET INCOME (LOSS) TO TAX RETURN
          (Continued)
    For income tax purposes, the fund reports using a December 31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1998 are reconciled as follows:

                                                         Series 20          Series
                                                     21 ----------------   ---------
                                                     -------
           Net income (loss) for financial
               reporting purposes                   $     (2,844,245)  $
(2,098,068)

           Operating limited partnership rents
               received in advance                                 -
(3,151)

           Partnership fund management fee                   379,063
225,840

           Other                                              72,501
1,014,954

           Excess of tax depreciation over book
               depreciation on operating limited
               partnership assets                           (311,288)
(411,960)

           Tax exempt interest income                        (19,367)
(12,384)

           Difference due to fiscal year for book
               purposes and calendar year for tax
               purposes                                      (47,715)
(11,084)
                                                     ----------------   ------------
           ---Income (loss) for tax return purposes,
               December 31, 1997                    $     (2,771,051)  $
(1,295,853)
                                                     ================
================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE  F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX RETURN
          (Continued)

    For income tax purposes, the fund reports using a December 31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1998 are reconciled as follows:

                                                         Series 22          Series
                                                     23 ----------------   ---------
                                                     -------
           Net income (loss) for financial
               reporting purposes                   $     (1,654,264)  $
(1,927,661)

           Operating limited partnership rents
               received in advance                            10,951
(2,744)

           Partnership fund management fee                   247,569
239,652

           Other                                              39,464
23,056

           Excess of tax depreciation over book
               depreciation on operating limited
               partnership assets                           (287,977)
(651,071)

           Tax exempt interest income                        (33,274)
(60,868)

           Difference due to fiscal year for book
               purposes and calendar year for tax
               purposes                                       14,578
27,730
                                                     ----------------   ------------
           ---Income (loss) for tax return purposes,
               December 31, 1997                    $     (1,662,953)  $
(2,351,906)
                                                     ================
================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE  F - RECONCILIATION  OF FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX RETURN
          (Continued)

    For income tax purposes, the fund reports using a December 31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1998 are reconciled as follows:

                                                         Series 24          Series
                                                     25 ----------------   ---------
                                                     -------
           Net income (loss) for financial
               reporting purposes                   $     (1,575,358)  $
(1,793,365)

           Operating limited partnership rents
               received in advance                            (7,142)
32,795

           Partnership fund management fee                   233,147
-

           Other                                             (26,967)
(153,387)

           Excess of tax depreciation over book
               depreciation on operating limited
               partnership assets                           (148,745)
(158,227)

           Tax exempt interest income                         (9,514)
(101,730)

           Difference due to fiscal year for book
               purposes and calendar year for tax
               purposes                                      (37,664)
(22,144)
                                                     ----------------   ------------
           ---Income (loss) for tax return purposes,
               December 31, 1997                    $     (1,572,243)  $
(2,196,058)
                                                     ================
================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE  F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX RETURN
          (Continued)

    For income tax purposes, the fund reports using a December 31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1998 are reconciled as follows:

                                                         Series 26          Series
                                                     27 ----------------   ---------
                                                     -------
           Net income (loss) for financial
               reporting purposes                   $     (1,016,127)  $
(787,105)

           Operating limited partnership rents
               received in advance                             9,336
7,246

           Partnership fund management fee                         -
-

           Other                                             215,102
269,349

           Excess of tax depreciation over book
               depreciation on operating limited
               partnership assets                           (381,484)
(251,394)

           Tax exempt interest income                       (484,778)
(177,395)

           Difference due to fiscal year for book
               purposes and calendar year for tax
               purposes                                      106,602
156,016
                                                     ----------------   ------------
           ---Income (loss) for tax return purposes,
               December 31, 1997                    $     (1,551,349)  $
(783,283)
                                                     ================
================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE  F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX RETURN
          (Continued)

    For income tax purposes, the fund reports using a December 31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1998 are reconciled as follows:

                                                         Series 28          Series
                                                     29 ----------------   ---------
                                                     -------
           Net income (loss) for financial
               reporting purposes                   $        264,071   $
(276,745)

           Operating limited partnership rents
               received in advance                               819
-

           Partnership fund management fee                         -
-

           Other                                            (189,476)
131,994

           Excess of tax depreciation over book
               depreciation on operating limited
               partnership assets                             36,048
(27,920)

           Tax exempt interest income                       (600,678)
(207,158)

           Difference due to fiscal year for book
               purposes and calendar year for tax
               purposes                                          426
(17,957)
                                                     ----------------   ------------
           ---Income (loss) for tax return purposes,
               December 31, 1997                    $       (488,790)  $
(397,786)
                                                     ================
================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE  F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX RETURN
          (Continued)

    For income tax purposes, the fund reports using a December 31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1998 are reconciled as follows:

                                                         Series 30          Series
                                                     31 ----------------   ---------
                                                     -------
           Net income (loss) for financial
               reporting purposes                   $        331,331   $
(69,689)
           Operating limited partnership rents
               received in advance                                 -
-

           Partnership fund management fee                         -
-

           Other                                            (148,896)
(11,187)

           Excess of tax depreciation over book
               depreciation on operating limited
               partnership assets                             (3,900)
(13,188)

           Tax exempt interest income                       (136,059)
(10,834)

           Difference due to fiscal year for book
               purposes and calendar year for tax
               purposes                                      (85,451)
(36,814)
                                                     ----------------   ------------
           ---Income (loss) for tax return purposes,
               December 31, 1997                    $        (42,975)  $
(141,712)
                                                     ================
================

                            Boston Capital Tax Credit Fund IV L.P.
                          NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                March 31, 1999, 1998 and 1997
NOTE  F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX RETURN
          (Continued)
    For income tax purposes, the fund reports using a December 31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1998 are reconciled as follows:

                                                         Series 32 -------------
                                                     ---
           Net income (loss) for financial
               reporting purposes                   $        (21,196)

           Operating limited partnership rents
               received in advance                                 -
           Partnership fund management fee                         -
           Other                                                   -
           Excess of tax depreciation over book
               depreciation on operating limited
               partnership assets                                  -

           Tax exempt interest income                              -

           Difference due to fiscal year for book
                       purposes and calendar year for tax
               purposes                                       21,196
                                                     ---------------Income
           (loss) for tax return purposes,
               December 31, 1997                    $              -
                                                     ================

                            Boston Capital Tax Credit Fund IV L.P.
                          NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                March 31, 1999, 1998 and 1997
NOTE  F - RECONCILIATION OF FINANCIAL  STATEMENT NET INCOME (LOSS) TO TAX RETURN
          (Continued)
    For income tax purposes, the fund reports using a December 31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1997 are reconciled as follows:

                                                           Total ---------------
                                                     -
           Net income (loss) for financial
               reporting purposes                   $    (11,568,501)

           Operating limited partnership rents
               received in advance                            35,809

           Partnership fund management fee                   831,331

           Excess of tax depreciation over book
               depreciation on operating limited
               partnership assets                         (1,887,714)

           Difference due to fiscal year for book
                       purposes and calendar year for tax
               purposes                                    2,152,116
                                                     ---------------Income
           (loss) for tax return purposes,
               December 31, 1996                    $    (10,436,959)
                                                     ================

                            Boston Capital Tax Credit Fund IV L.P.
                          NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                March 31, 1999, 1998 and 1997
NOTE  F - RECONCILIATION OF FINANCIAL  STATEMENT NET INCOME (LOSS) TO TAX RETURN
          (Continued)
    For income tax purposes, the fund reports using a December 31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1997 are reconciled as follows:

                                                         Series 20          Series
                                                     21 ----------------   ---------
                                                     -------
           Net income (loss) for financial
               reporting purposes                   $     (3,320,223)  $
(2,361,437)

           Operating limited partnership rents
               received in advance                             9,269
6,512

           Partnership fund management fee                   382,458
225,840

           Excess of tax depreciation over book
               depreciation on operating limited
               partnership assets                           (424,809)
(403,920)

           Difference due to fiscal year for book
               purposes and calendar year for tax
               purposes                                      783,658
1,246,724
                                                     ----------------   ------------
           ---Income (loss) for tax return purposes,
               December 31, 1996                    $     (2,569,647)  $
(1,286,281)
                                                     ================
================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE  F - RECONCILIATION OF FINANCIAL  STATEMENT NET INCOME (LOSS) TO TAX RETURN
          (Continued)

    For income tax purposes, the fund reports using a December 31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1997 are reconciled as follows:

                                                         Series 22          Series
                                                     23 ----------------   ---------
                                                     -------
           Net income (loss) for financial
               reporting purposes                   $     (2,058,842)  $
(1,996,916)

           Operating limited partnership rents
               received in advance                             6,036
7,697

           Partnership fund management fee                   223,033
-

           Excess of tax depreciation over book
               depreciation on operating limited
               partnership assets                           (227,380)
(494,688)

           Difference due to fiscal year for book
               purposes and calendar year for tax
               purposes                                      260,159
167,424
                                                     ----------------   ------------
           ---Income (loss) for tax return purposes,
               December 31, 1996                    $     (1,796,994)  $
(2,316,483)
                                                     ================
================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE  F - RECONCILIATION OF FINANCIAL  STATEMENT NET INCOME (LOSS) TO TAX RETURN
          (Continued)

    For income tax purposes, the fund reports using a December 31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1997 are reconciled as follows:

                                                         Series 24          Series
                                                     25 ----------------   ---------
                                                     -------
           Net income (loss) for financial
               reporting purposes                   $       (928,613)  $
(760,670)

           Operating limited partnership rents
               received in advance                             6,147
148

           Partnership fund management fee                         -
-

           Excess of tax depreciation over book
               depreciation on operating limited
               partnership assets                           (169,224)
(60,563)

           Difference due to fiscal year for book
               purposes and calendar year for tax
               purposes                                       32,301
367,347
                                                     ----------------   ------------
           ---Income (loss) for tax return purposes,
               December 31, 1996                    $     (1,059,389)  $
(453,738)
                                                     ================
================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE  F - RECONCILIATION OF FINANCIAL  STATEMENT NET INCOME (LOSS) TO TAX RETURN
          (Continued)

    For income tax purposes, the fund reports using a December 31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1997 are reconciled as follows:

                                                         Series 26          Series
                                                     27 ----------------   ---------
                                                     -------
           Net income (loss) for financial
               reporting purposes                   $       (209,997)  $
(24,327)

           Operating limited partnership rents
               received in advance                                 -
-

           Partnership fund management fee                         -
-

           Excess of tax depreciation over book
               depreciation on operating limited
               partnership assets                           (105,948)
-

           Difference due to fiscal year for book
               purposes and calendar year for tax
               purposes                                     (444,660)
(153,539)
                                                     ----------------   ------------
           ---Income (loss) for tax return purposes,
               December 31, 1996                    $       (760,605)  $
(177,866)
                                                     ================
================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE  F - RECONCILIATION OF FINANCIAL  STATEMENT NET INCOME (LOSS) TO TAX RETURN
          (Continued)

    For income tax purposes, the fund reports using a December 31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1997 are reconciled as follows:

                                                         Series 28          Series
                                                     29 ----------------   ---------
                                                     -------
           Net income (loss) for financial
               reporting purposes                   $         91,590   $
934

           Operating limited partnership rents
               received in advance                                 -
-

           Partnership fund management fee                         -
-

           Excess of tax depreciation over book
               depreciation on operating limited
               partnership assets                             (1,182)
-

           Difference due to fiscal year for book
               purposes and calendar year for tax
               purposes                                     (106,364)
(934)
                                                     ----------------   ------------
           ---Income (loss) for tax return purposes,
               December 31, 1996                    $        (15,956)  $
-
                                                     ================
================

                            Boston Capital Tax Credit Fund IV L.P.
                          NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                March 31, 1999, 1998 and 1997
NOTE  F - RECONCILIATION OF FINANCIAL  STATEMENT NET INCOME (LOSS) TO TAX RETURN
          (Continued)
    The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1999, the differences are as follows:

                                                              Total ------------
                                                        ----
               Investment in operating limited
                   partnerships - tax return December
                  31, 1998                             $    338,036,010

               Operating limited partnerships
                  acquired during the three month
                  period ended March 31, 1999                14,622,459

               Historic tax credits - cumulative                794,154

               Less share of loss - three months
                  ended March 31, 1999                       (2,792,711)

               Other                                          1,970,092
                                                        ---------------
               Investment in operating limited
                  partnerships - as reported           $    352,630,004
                                                        ================

                            Boston Capital Tax Credit Fund IV L.P.
                          NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                March 31, 1999, 1998 and 1997
NOTE  F - RECONCILIATION OF FINANCIAL  STATEMENT NET INCOME (LOSS) TO TAX RETURN
          (Continued)
    The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1999, the differences are as follows:

                                                            Series 20          Series
                                                        21 ----------------   ---------
                                                        -------
               Investment in operating limited
                  partnerships - tax return December
                  31, 1998                             $     20,354,048   $
9,632,102

               Operating limited partnerships
                  acquired during the three month
                  period ended March 31, 1999                         -
-

               Historic tax credits - cumulative                570,617
-

               Less share of loss - three months
                  ended March 31, 1999                         (404,710)
(669,050)

               Other                                            297,713
(978,637)
                                                        ----------------   ------------
               ---Investment in operating limited
                  partnerships - as reported           $     20,817,668   $
7,984,415
                                                        ================
================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE  F - RECONCILIATION OF FINANCIAL  STATEMENT NET INCOME (LOSS) TO TAX RETURN
          (Continued)

    The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1999, the differences are as follows:

                                                            Series 22          Series
                                                        23 ----------------   ---------
                                                        -------
               Investment in operating limited
                  partnerships - tax return December
                  31, 1998                             $     14,494,387   $
20,577,913

               Operating limited partnerships
                  acquired during the three month
                  period ended March 31, 1999                         -
-

               Historic tax credits - cumulative                223,537
-

               Less share of loss - three months
                  ended March 31, 1999                         (255,971)
(182,761)

               Other                                            499,487
1,285,944
                                                        ----------------   ------------
               ---Investment in operating limited
                  partnerships - as reported           $     14,961,440   $
21,681,096
                                                        ================
================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE  F - RECONCILIATION OF FINANCIAL  STATEMENT NET INCOME (LOSS) TO TAX RETURN
          (Continued)

    The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1999, the differences are as follows:

                                                            Series 24          Series
                                                        25 ----------------   ---------
                                                        -------
               Investment in operating limited
                  partnerships - tax return December
                  31, 1998                             $     13,522,698   $
20,904,484

               Operating limited partnerships
                  acquired during the three month
                  period ended March 31, 1999                         -
-

               Historic tax credits - cumulative                      -
-

               Less share of loss - three months
                  ended March 31, 1999                          (95,695)
(335,542)

               Other                                            546,050
353,011
                                                        ----------------   ------------
               ---Investment in operating limited
                  partnerships - as reported           $     13,973,053   $
20,921,953
                                                        ================
================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE  F - RECONCILIATION OF FINANCIAL  STATEMENT NET INCOME (LOSS) TO TAX RETURN
          (Continued)

    The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1999, the differences are as follows:

                                                            Series 26          Series
                                                        27 ----------------   ---------
                                                        -------
               Investment in operating limited
                  partnerships - tax return December
                  31, 1998                             $     29,044,070   $
17,261,881

               Operating limited partnerships
                  acquired during the three month
                  period ended March 31, 1999                         -
-

               Historic tax credits - cumulative                      -
-

               Less share of loss - three months
                  ended March 31, 1999                         (123,194)
(205,532)

               Other                                          1,017,354
(59,943)
                                                        ----------------   ------------
               ---Investment in operating limited
                  partnerships - as reported           $     29,938,230   $
16,996,406
                                                        ================
================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE  F - RECONCILIATION OF FINANCIAL  STATEMENT NET INCOME (LOSS) TO TAX RETURN
          (Continued)

    The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1999, the differences are as follows:

                                                            Series 28          Series
                                                        29 ----------------   ---------
                                                        -------
               Investment in operating limited
                  partnerships - tax return December
                  31, 1998                             $     31,885,875   $
27,346,558

               Operating limited partnerships
                  acquired during the three month
                  period ended March 31, 1999                         -
3,687,718

               Historic tax credits - cumulative                      -
-

               Less share of loss - three months
                  ended March 31, 1999                         (129,668)
(265,241)

               Other                                            438,448
237,235
                                                        ----------------   ------------
               ---Investment in operating limited
                  partnerships - as reported           $     32,194,655   $
31,006,270
                                                        ================
================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE  F - RECONCILIATION OF FINANCIAL  STATEMENT NET INCOME (LOSS) TO TAX RETURN
          (Continued)

    The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1999, the differences are as follows:

                                                            Series 30          Series
                                                        31 ----------------   ---------
                                                        -------
               Investment in operating limited
                  partnerships - tax return December
                  31, 1998                             $     17,691,458   $
35,802,174

               Operating limited partnerships
                  acquired during the three month
                  period ended March 31, 1999                   497,206
-

               Historic tax credits - cumulative                      -
-

               Less share of loss - three months
                  ended March 31, 1999                                -
(125,347)

               Other                                            196,947
(152,369)
                                                        ----------------   ------------
               ---Investment in operating limited
                  partnerships - as reported           $     18,385,611   $
35,524,458
                                                        ================
================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE  F - RECONCILIATION OF FINANCIAL  STATEMENT NET INCOME (LOSS) TO TAX RETURN
          (Continued)

    The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1999, the differences are as follows:

                                                            Series 32          Series
                                                        33 ----------------   ---------
                                                        -------
               Investment in operating limited
                  partnerships - tax return December
                  31, 1998                             $     34,875,407   $
21,583,013

               Operating limited partnerships
                  acquired during the three month
                  period ended March 31, 1999                   617,257
-

               Historic tax credits - cumulative                      -
-

               Less share of loss - three months
                  ended March 31, 1999                                -
-

               Other                                                  -
(1,711,148)
                                                        ----------------   ------------
               ---Investment in operating limited
                  partnerships - as reported           $     35,492,664   $
19,871,865
                                                        ================
================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE  F - RECONCILIATION OF FINANCIAL  STATEMENT NET INCOME (LOSS) TO TAX RETURN
          (Continued)

    The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1999, the differences are as follows:

                                                            Series 34          Series
                                                        35 ----------------   ---------
                                                        -------
               Investment in operating limited
                  partnerships - tax return December
                  31, 1998                             $     17,083,584   $
5,976,358

               Operating limited partnerships
                  acquired during the three month
                  period ended March 31, 1999                 5,163,658
4,656,620

               Historic tax credits - cumulative                      -
-

               Less share of loss - three months
                  ended March 31, 1999                                -
-

               Other                                                  -
-
                                                        ----------------   ------------
               ---Investment in operating limited
                  partnerships - as reported           $     22,247,242   $
10,632,978
                                                        ================
================

                            Boston Capital Tax Credit Fund IV L.P.
                          NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                March 31, 1999, 1998 and 1997
NOTE  F - RECONCILIATION OF FINANCIAL  STATEMENT NET INCOME (LOSS) TO TAX RETURN
          (Continued)
    The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the acquisition of properties during the three month stub period and the historic tax credits taken for income tax purposes. At March 31, 1998, the differences are as follows:

                                                              Total ------------
                                                        ----
               Investment in operating limited
                   partnerships - tax return December
                  31, 1997                             $    237,583,213

               Operating limited partnerships
                  acquired during the three month
                  period ended March 31, 1998                31,040,460

               Historic tax credits - cumulative                794,154

               Less share of loss - three months
                  ended March 31, 1998                       (2,667,364)

               Other                                         (3,595,205)
                                                        ---------------
               Investment in operating limited
                  partnerships - as reported           $    263,155,258
                                                        ================

                            Boston Capital Tax Credit Fund IV L.P.
                          NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                March 31, 1999, 1998 and 1997
NOTE  F - RECONCILIATION OF FINANCIAL  STATEMENT NET INCOME (LOSS) TO TAX RETURN
          (Continued)
    The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the acquisition of properties during the three month stub period and the historic tax credits taken for income tax purposes. At March 31, 1998, the differences are as follows:

                                                            Series 20          Series
                                                        21 ----------------   ---------
                                                        -------
               Investment in operating limited
                  partnerships - tax return December
                  31, 1997                             $     23,117,400   $
11,794,434

               Operating limited partnerships
                  acquired during the three month
                  period ended March 31, 1998                         -
-

               Historic tax credits - cumulative                570,617
-

               Less share of loss - three months
                  ended March 31, 1998                         (404,710)
(669,050)

               Other                                             24,021
(1,565,058)
                                                        ----------------   ------------
               ---Investment in operating limited
                  partnerships - as reported           $     23,307,328   $
9,560,326
                                                        ================
================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE  F - RECONCILIATION OF FINANCIAL  STATEMENT NET INCOME (LOSS) TO TAX RETURN
          (Continued)

    The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the acquisition of properties during the three month stub period and the historic tax credits taken for income tax purposes. At March 31, 1998, the differences are as follows:

                                                            Series 22          Series
                                                        23 ----------------   ---------
                                                        -------
               Investment in operating limited
                  partnerships - tax return December
                  31, 1997                             $     16,318,370   $
22,677,303

               Operating limited partnerships
                  acquired during the three month
                  period ended March 31, 1998                         -
-

               Historic tax credits - cumulative                223,537
-

               Less share of loss - three months
                  ended March 31, 1998                         (255,971)
(182,761)

               Other                                           (181,224)
777,372
                                                        ----------------   ------------
               ---Investment in operating limited
                  partnerships - as reported           $     16,104,712   $
23,271,914
                                                        ================
================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE  F - RECONCILIATION OF FINANCIAL  STATEMENT NET INCOME (LOSS) TO TAX RETURN
          (Continued)

    The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the acquisition of properties during the three month stub period and the historic tax credits taken for income tax purposes. At March 31, 1998, the differences are as follows:

                                                            Series 24          Series
                                                        25 ----------------   ---------
                                                        -------
               Investment in operating limited
                  partnerships - tax return December
                  31, 1997                             $     15,052,954   $
22,823,375

               Operating limited partnerships
                  acquired during the three month
                  period ended March 31, 1998                         -
-

               Historic tax credits - cumulative                      -
-

               Less share of loss - three months
                  ended March 31, 1998                          (95,695)
(335,542)

               Other                                            464,867
193,529
                                                        ----------------   ------------
               ---Investment in operating limited
                  partnerships - as reported           $     15,422,126   $
22,681,362
                                                        ================
================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE  F - RECONCILIATION OF FINANCIAL  STATEMENT NET INCOME (LOSS) TO TAX RETURN
          (Continued)

    The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the acquisition of properties during the three month stub period and the historic tax credits taken for income tax purposes. At March 31, 1998, the differences are as follows:

                                                            Series 26          Series
                                                        27 ----------------   ---------
                                                        -------
               Investment in operating limited
                  partnerships - tax return December
                  31, 1997                             $     27,768,915   $
17,899,944

               Operating limited partnerships
                  acquired during the three month
                  period ended March 31, 1998                 2,378,497

300,304

               Historic tax credits - cumulative                      -

-

               Less share of loss - three months

                  ended March 31, 1998                         (123,194)

(205,532)

               Other                                           (295,024)
163,601
                                                        ----------------   ------------
               ---Investment in operating limited
                  partnerships - as reported           $     29,729,194   $
18,158,317
                                                        ================
================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE  F - RECONCILIATION OF FINANCIAL  STATEMENT NET INCOME (LOSS) TO TAX RETURN
          (Continued)

    The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the acquisition of properties during the three month stub period and the historic tax credits taken for income tax purposes. At March 31, 1998, the differences are as follows:

                                                            Series 28          Series
                                                        29 ----------------   ---------
                                                        -------
               Investment in operating limited
                  partnerships - tax return December
                  31, 1997                             $     20,398,700   $
19,212,918

               Operating limited partnerships
                  acquired during the three month
                  period ended March 31, 1998                 7,726,869
5,783,783

               Historic tax credits - cumulative                      -
-

               Less share of loss - three months
                  ended March 31, 1998                         (129,668)
(265,241)

               Other                                            148,928
29,527
                                                        ----------------   ------------
               ---Investment in operating limited
                  partnerships - as reported           $     28,144,829   $
24,760,987
                                                        ================
================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE  F - RECONCILIATION OF FINANCIAL  STATEMENT NET INCOME (LOSS) TO TAX RETURN
          (Continued)

    The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the acquisition of properties during the three month stub period and the historic tax credits taken for income tax purposes. At March 31, 1998, the differences are as follows:

                                                            Series 30          Series
                                                        31 ----------------   ---------
                                                        -------
               Investment in operating limited
                  partnerships - tax return December
                  31, 1997                             $      7,728,600   $
32,790,300

               Operating limited partnerships
                  acquired during the three month
                  period ended March 31, 1998                 5,775,438
503,893

               Historic tax credits - cumulative                      -
-

               Less share of loss - three months
                  ended March 31, 1998                                -
-

               Other                                            896,039
(4,251,783)
                                                        ----------------   ------------
               ---Investment in operating limited
                  partnerships - as reported           $     14,400,077   $
29,042,410
                                                        ================
================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE  F - RECONCILIATION OF FINANCIAL  STATEMENT NET INCOME (LOSS) TO TAX RETURN
          (Continued)

    The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the acquisition of properties during the three month stub period and the historic tax credits taken for income tax purposes. At March 31, 1998, the differences are as follows:

                                                            Series 32 ----------
                                                        ------
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

               Operating limited partnerships
                  acquired during the three month
                  period ended March 31, 1998
8,571,676

               Historic tax credits - cumulative
-

               Less share of loss - three months
                  ended March 31, 1998
-

               Other
-
                                                        ------------
               ---Investment in operating limited
                  partnerships - as reported           $
8,571,676

================

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE G - INVESTMENTS AVAILABLE-FOR-SALE

    At March 31, 1999, the amortized cost and fair value of investments available- for-sale are as follows:

                                                                      Gross            Gross
                                                    Amortized       unrealized       unrealized
                                                       cost           gains            losses        Fair
value
                                                  -------------   -------------    -------------   ---------
---
         Tax exempt municipal bonds              $  44,625,046   $     226,994    $           -   $
44,852,040

         Other                                       3,125,885               -                -
3,125,885
                                                  -------------   -------------    -------------   ---------
                                                 ---$  47,750,931   $  226,994    $           -   $
                                                 47,977,925
                                                  =============   =============    =============
=============
    The amortized cost and fair value of investments available-for-sale by maturity as of March 31, 1999 is shown below:

                                                         Amortized cost       Fair value
                                                        ----------------   ------------
---
               Due in one year or less                 $     26,635,552   $
26,601,014
               Due in one year through five years            11,928,596
19,164,465
               Due in five years through ten years            1,007,499
1,038,908
               Due in ten years and after                     1,179,284
1,173,538
                                                        ----------------   ------------
                                                       ---$     40,750,931   $
                                                       47,977,925
                                                        ================
                                                        ================

    Proceeds from sales and maturities of investments during the year ended March 31, 1999 were $21,528,050 resulting in a realized loss of $246,811 included in interest income.

    In selecting investments to purchase and sell, the general partner and its advisors stringently monitor the ratings of
    the investments and safety of principal.   The tax-exempt coupon
    rates for the investments held during the year  ranged from
    3.55% to   9.6%.

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE G - INVESTMENTS AVAILABLE-FOR-SALE (Continued)

   At March 31, 1998, the amortized cost and fair value of investments available-for-sale are as follows:

                                                                      Gross            Gross
                                                    Amortized       unrealized       unrealized
                                                       cost           gains            losses        Fair
value
                                                  -------------   -------------    -------------   ---------
----
         Tax exempt municipal bonds              $  65,778,960   $     231,226    $           -   $
66,010,186

         Other                                       4,125,775               -                -
4,125,775
                                                  -------------   -------------    -------------   ---------
----
                                                 $  69,904,735   $     231,226    $           -   $
70,135,961
                                                  =============   =============    =============
=============

    The amortized cost and fair value of investments available-for-sale by maturity as of March 31, 1998 is shown below:

                                                         Amortized cost       Fair value
                                                        ----------------   ------------
---
               Due in one year or less                 $     42,334,227   $
42,220,229
               Due in one year through five years            26,170,508
26,467,929
               Due in five years through ten years              500,000
510,588
               Due in ten years and after                       900,000
937,215
                                                        ----------------   ------------
                                                       ---$     69,904,735   $
                                                       70,135,961
                                                        ================
                                                        ================

    Proceeds  from  sales  and  maturities  of investments during the year ended
    March  31,    1998  were $12,151,077 resulting in a realized
    loss of $96,231 included in interest income.

    In selecting investments to purchase and sell, the general partner and its advisors stringently monitor the ratings of
    the investments and safety of principal.   The tax-exempt coupon
    rates for the investments held during the year ranged from 3.2% to 14%.

                            Boston Capital Tax Credit Fund IV L.P.

                                March 31, 1999, 1998 and 1997

NOTE H - CASH EQUIVALENTS

    On March 31, 1999 and 1998, the fund purchased $8,849,762 and $1,750,000 of U.S. Government Securities under agreements for resale on April 1, 1999 and 1998, respectively. Interest is earned at rates ranging from 2.7% to 3.3% per annum.


    Cash equivalents of $5,240,928 and $2,382,429 as of March 31, 1999 and 1998, respectively, include tax exempt sweep accounts and money market accounts with interest rates
    ranging from          2.6% to 3.7% per annum.
NOTE I - CONCENTRATION OF CREDIT RISK
    The fund maintains its cash balances at a number of banks. The deposits are insured by the Federal Deposit Insurance
    Corporation (FDIC) up to $100,000 at    each  bank.    The
    balances in and between banks fluctuates daily. The amount of deposits, as well as the institutions that they are deposited in, are continually monitored by the general partner. As of March 31, 1999, the uninsured portion of the cash balances on deposit was $98,328.
NOTE J - LINE OF CREDIT
    The  Partnership  has  a  line  of  credit  with  a  bank  in
    the amount of $5,000,000,  of    which $200,000 and
    $5,000,000 was outstanding as of March 31, 1999 and 1998, respectively. The line bears interest at the prime rate (7.75% at March 31, 1999) plus .25%. Interest is payable monthly. The line is guaranteed by Boston Capital Partners, Inc. (BCP) and various affiliates and expires on August 21, 1999.



                                 Boston Capital Tax Credit Fund
IV L.P. - Series 20
                               Schedule III - Real Estate and
Accumulated Depreciation
                                                     March 31,
1999
                                              Subsequent
                               Initial       capitalized
Gross amount at which
                            cost to company     costs**
carried at close of period
                            ---------------  -----------
--------------------------
                                   Buildings
Buildings                Accum.   Con-    Acq-   Depre-
               Encum-               and im-      Improve-
and im-                 Depre-   struct  uired  ciation
Description   brances      Land    provements     ments
Land    provements       Total   ciation  Date    Date   Life
-----------------------------------------------------------------
-------------------------------------------------------------
2730 Lafferty
Street      5,182,927     435,550   3,717,895   4,177,921
435,550   7,895,816    8,331,366 1,459,908  09/95  06/94   5-27.5

Ashbury
Apts.       1,267,345     148,007   2,158,237      34,935
148,007   2,193,172    2,341,179   393,035  06/94  04/94   5-27.5

Bennets Pt. 1,346,250      71,749   1,557,622      16,440
71,749   1,574,062    1,645,811   296,158  08/94  03/94   5-27.5

Bradley
Elderly       800,217       4,000     986,204           0
4,000     986,204      990,204   149,698  03/95  08/94   5-27.5

Breeze Cove 2,781,163     128,751   5,333,835      20,015
128,751   5,353,850    5,482,601 1,028,234  10/94  05/94   5-27.5

Cascades
Commons    14,749,265   5,131,293   2,743,532  23,580,751
3,375,809  26,324,283   29,700,092 3,302,209  10/95  06/94
5-27.5

Clarksville
Estates       417,085      28,550     838,235         850
28,550     839,085      867,635   220,514  09/94  06/94   5-27.5

College
Green       3,767,582     225,000   6,813,536       1,079
225,000   6,814,615    7,039,615   988,319  08/95  03/95   5-27.5

                                                               F-
206

                                    Boston Capital Tax Credit Fund IV L.P. -
Series 20
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                              Subsequent
                               Initial       capitalized   Gross amount at which
                            cost to company     costs**   carried at close of
period
                            ---------------  -----------
--------------------------
                                   Buildings
Buildings             Accum.   Con-    Acq-   Depre-
                 Encum-             and im-       Improve-               and im-
Depre-   struct  uired  ciation
Description     brances    Land    provements      ments       Land
provements    Total   ciation  Date    Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
Concordia
Housing, I  1,468,539           0   1,997,510           0          0   1,997,510
1,997,510   188,978  07/95  08/94   10-40

Coushatta
Sr., II       730,682     25,700     904,920        2,640     25,700     907,560
933,260   103,307  03/94  05/94   5-27.5

Cynthiana
Properties    877,617      32,117   1,016,135     678,695     32,117   1,694,830
1,726,947   316,367  04/95  10/94   5-27.5

East Douglas
Apts.       2,215,888      23,913   2,593,259   1,426,620     23,913   4,019,879
4,043,792   480,683  12/95  07/94   5-27.5

Edison Lane   720,804       6,900     951,249           0      6,900     951,249
958,149   128,682  10/95  09/94   5-27.5

Evergreen
Hills       2,805,560     157,537   4,337,312     562,872    157,537   4,900,184
5,057,721   979,468  01/95  08/94   5-27.5

Fair Oaks
Lane        1,416,124     123,600   1,767,207           0    125,000   1,767,207
1,892,207   265,085  05/95  07/94   5-27.5

Floral
Acres II    1,035,735     148,672   1,187,134           0    148,672   1,187,134
1,335,806   129,842  08/94  05/94   5-27.5

Forest Glen
Village     1,332,974      84,800   1,663,592           0    109,800   1,663,592
1,773,392   277,667  02/95  07/94   5-27.5

                                     Boston Capital Tax Credit Fund IV L.P. - Series 20
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1999
                                              Subsequent
                               Initial       capitalized   Gross amount at which
                            cost to company     costs**   carried at close of period
                            ---------------  -----------  --------------------------
                                  Buildings                         Buildings
Accum.   Con-   Acq-   Depre-
               Encum-              and im-     Improve-             and im-
Depre-   struct uired  ciation
Description   brances     Land    provements    ments       Land    provements      Total
ciation  Date   Date   Life
------------------------------------------------------------------------------------------------
-----------------------------
Franklinton
Elderly     1,705,528     64,300   2,074,319       3,595     64,300   2,077,914    2,142,214
221,452  10/94  04/94   5-50

Goldenrod,
Ltd.        7,518,199    800,000  13,425,210       2,021    770,000  13,427,231   14,197,231
1,985,291  06/95  04/94   5-27.5

Harrisonburg
Senior        691,445     10,160     877,026           0     10,160     877,026      887,186
113,152  01/94  05/94   7-40

Northfield
Apts.       2,948,003    192,208   4,326,388   2,064,378    193,208   6,390,766    6,583,974
907,559  05/95  06/94   5-27.5

Parkside
Housing       693,659     80,000     943,917      25,563     80,000     969,480    1,049,480
160,641  01/94  12/94   5.27.5

Shady Lane
Sr. Apts      948,104     60,000   1,157,181           0     60,000   1,157,181    1,217,181
150,233  10/93  05/94   5.27.5

Virginia
Avenue      1,341,905    121,238   3,510,339       5,299    121,238   3,515,638    3,636,876
592,335  10/94  10/94   5-27.5
           ----------  ---------  ----------  ----------  ---------  ----------  -----------
---------
           58,762,600  8,104,045  66,881,794  32,603,674  6,345,961  99,485,468  105,831,429
14,838,817
           ==========  =========  ==========  ==========  =========  ==========  ===========
==========
Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31,
1998.  Decrease due to reallocation of acquisition costs.

**There were no carrying costs as of December 31, 1998. The column has been omitted for presentation purposes.



Notes to Schedule III
Boston Capital Tax Credit Fund IV L.P. - Series 20

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/94..........................$          0
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc................................. 47,152,331
    Other.............................................          0
                                                       ----------
                                                                 $ 47,152,331
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                            0
                                                                  -----------
 Balance at close of period - 03/31/95...........................$ 47,152,331
   Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................  6,999,847
    Improvements, etc................................. 50,521,023
    Other.............................................          0
                                                       ----------
                                                                 $ 57,520,870
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other..............................................         0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/96............................$104,673,201
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................    718,412
    Other.............................................          0
                                                       ----------
                                                                 $    718,412
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other..............................................         0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/97............................$105,391,613

Notes to Schedule III - Continued
Boston Capital Tax Credit Fund IV L.P. - Series 20

Balance at close of period - 03/31/97............................$105,391,613

Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................    286,982
    Other.............................................          0
                                                      -----------
                                                                 $    286,982
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other..............................................         0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/98............................$105,678,595
Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................    152,834
    Other.............................................          0
                                                       ----------
                                                                 $    152,834
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other..............................................         0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/99............................$105,831,429
===========














Notes to Schedule III - Continued
Boston Capital Tax Credit Fund IV L.P. - Series 20

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/94.........................$         0

  Current year additions*...............................$  509,226
                                                         ---------

Balance at close of period - 03/31/95.............................$   509,226

  Current year additions*...............................$2,750,192
                                                         ---------

Balance at close of period - 03/31/96.............................$ 3,259,418

  Current year additions*...............................$3,936,515
                                                         ---------

Balance at close of period - 03/31/97.............................$ 7,195,933


 Current year additions*................................$3,837,060
                                                         ---------

Balance at close of period - 03/31/98.............................$11,032,993

 Current year additions*................................$3,805,824
                                                         ---------

Balance at close of period - 03/31/99.............................$14,838,817
                                                                   ==========


* Total includes current year expense and amounts capitalized to building basis.












                                    Boston Capital Tax Credit Fund IV L.P. -
Series 21
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                              Subsequent
                               Initial       capitalized      Gross amount at
which
                            cost to company     costs**     carried at close of
period
                            ---------------  -----------
--------------------------
                                   Buildings                       Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-             and im-     Improve-            and im-
Depre-   struct  uired  ciation
Description     brances    Land    provements    ments      Land   provements
Total       ciation  Date    Date   Life
--------------------------------------------------------------------------------
--------------------------------------------
Atlantic
City           5,495,000    100,000   8,334,766  928,946    100,000   9,263,712
9,363,712    925,388  10/95  09/94   5-27.5
Black
River Run      1,250,942     15,000   2,171,360        0     15,000   2,171,360
2,186,360    256,509  12/94  10/94   5-27.5

Campton
Housing        1,036,107     74,511   1,256,245   35,329     74,511   1,291,574
1,366,085    150,048  10/94  08/94   5-40

Cattaragus
Manor          1,096,615     56,630   1,238,241   53,729     56,630   1,291,970
1,348,600    133,978  04/95  08/94   5-27.5

Centrum
Fairfax        5,978,422  1,160,250   7,247,614 (193,671) 1,160,250   7,053,943
8,214,193    573,001  09/95  11/94   5-30

Centrum
Frederick      4,946,506  1,380,000   6,922,259        0  1,080,000   6,922,259
8,002,259    592,625  09/95  10/94   5-27.5

Fort Halifax   1,161,961    120,000   1,324,762  248,411    121,200   1,573,173
1,694,373    265,377  01/95  09/94   5-27.5

Havelock
Manor          1,854,976    120,000   2,194,078    3,419    120,000   2,197,497
2,317,497    253,364  10/95  12/94   5-27.5

                                                              F-212
                                    Boston Capital Tax Credit Fund IV L.P. -
Series 21
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                              Subsequent
                                Initial       capitalized     Gross amount at
which
                             cost to company     costs**    carried at close of
period
                             ---------------  -----------
--------------------------
                                      Buildings                      Buildings
Accum.   Con-   Acq-   Depre-
                 Encum-                and im-     Improve-           and im-
Depre-   struct uired  ciation
Description     brances      Land     provements    ments     Land   provements
Total      ciation  Date   Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
Holly
Village          716,536     15,270     962,236     3,360     15,270     965,596
980,866   146,910  06/95  08/94   5-27.5

Live Oak
Village          767,211     63,210     899,606    24,746     63,210     924,352
987,562    88,521  07/95  10/94   6-40

Lookout Ridge    664,785     62,000   1,639,096         0     62,000   1,639,096
1,701,096   238,412  12/94  12/94   27.5

Pinedale II    1,415,959     27,906   2,876,158         0     12,906   2,876,158
2,889,064   334,814  12/94  10/94   5-27.5

Pumphouse
Crossing II    1,288,940     10,000   2,431,087         0     10,000   2,431,087
2,441,087   298,333  12/94  10/94   5-27.5

Tower View     1,132,550     46,629   1,571,026    (1,951)    46,629   1,569,075
1,615,704   163,123  05/95  11/94   5-27.5
              ----------  ---------  -----------  -------  ---------  ----------
---------- ---------
              28,806,510  3,251,406  41,068,534 1,102,318  2,937,606  42,170,852
45,108,458 4,420,403
              ==========  =========  ========== =========  =========  ==========
========== =========


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
                                                      -----------
                                                                 $ (1,706,346)
                                                                  -----------
Balance at close of period - 03/31/97............................$ 44,922,305

Notes to Schedule III - Continued
Boston Capital Tax Credit Fund IV L.P. - Series 21

Balance at close of period - 03/31/97............................$ 44,922,305

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     108,749
    Other............................................           0
                                                      -----------
                                                                 $    108,749
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/98............................$ 45,031,054

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................      77,404
    Other............................................           0
                                                      -----------
                                                                 $     77,404
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/99............................$ 45,108,458
                                                                  ===========
















Notes to Schedule III - Continued
Boston Capital Tax Credit Fund IV L.P. - Series 21

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/94................. .......$         0

  Current year expense..................................$  117,569
                                                         ---------
Balance at close of period - 03/31/95.............................$   117,569

  Current year expense..................................$  790,213
                                                        ----------
Balance at close of period - 03/31/96.............................$   907,782

  Current year expense..................................$1,104,203
                                                       -----------
Balance at close of period - 03/31/97.............................$ 2,011,985

  Current year expense................................  $1,204,163
                                                        ----------
Balance at close of period - 03/31/98.............................$ 3,216,148

  Current year expense................................  $1,204,255
                                                        ----------
Balance at close of period - 03/31/99.............................$ 4,420,403
                                                                   ==========

* Total includes current year expense and amounts capitalized to building basis.


















                                 Boston Capital Tax Credit Fund L.P. - Series 22
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                              Subsequent
                               Initial       capitalized   Gross amount at which
                            cost to company     costs**   carried at close of
period
                            ---------------  -----------
--------------------------
                                     Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                Encum-               and im-     Improve-             and im-
Depre-   struct  uired  ciation
Description    brances      Land    provements    ments       Land   provements
Total     ciation  Date    Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
Albamarle
Village       1,459,669     91,280   1,720,443     18,690     91,280   1,739,133
1,830,413    321,306  09/94  09/94   5-27.5

Bayou
Crossing      8,339,117    867,209  16,061,472     50,464    857,500  16,111,936
16,969,436  1,401,831  01/96  11/94   12-39

Bellwood
Gardens       1,251,162     64,715   1,505,852     22,488     64,715   1,528,340
1,593,055    141,526  07/95  09/95   5-27.5

Birch Ridge   2,817,500    178,000           0  5,651,337    178,000   5,651,337
5,829,337    439,732  03/96  01/95   5-40

Black River
Run           1,250,942     15,000   2,171,360          0     15,000   2,171,360
2,186,360    256,509  12/94  04/95   5-27.5

Clarendon
Court         1,452,521     41,930   1,799,906      1,329     41,930   1,801,235
1,843,165    278,762  04/95  10/94   7-27.5

Cobblestone
Village       1,418,983     79,567   1,679,627      4,656     79,567   1,684,283
1,763,850    310,872  05/94  01/95   5-27.5

                                    Boston Capital Tax Credit Fund IV L.P. -
Series 22
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                              Subsequent
                               Initial       capitalized     Gross amount at
which
                            cost to company     costs**     carried at close of
period
                            ---------------  -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                Encum-               and im-     Improve-             and im-
Depre-   struct  uired  ciation
Description    brances      Land    provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Condordia
Housing II    1,496,625    169,820   1,854,563         0    169,820   1,854,563
2,024,383    179,519  11/95  01/95   10-40

Concordia
Housing III   1,490,053          0           0 1,894,169    172,090   1,894,169
2,066,259    168,656  12/95  02/95   10-40

Crystal City/
Festus        1,506,500    120,732   3,137,651    48,438    120,732   3,186,089
3,306,821    425,143  11/95  01/95   5-27.5

Drakes
Branch        1,269,479     75,473   1,511,490     4,656     75,473   1,516,146
1,591,619    224,813  06/95  01/95   5-27.5

Edmond
Properties    3,930,633    160,000           0 7,037,006    160,000   7,037,006
7,197,006    723,737  03/96  11/94   5-27.5

Elks
Tower           805,361     10,000   1,344,357   294,430     10,000   1,638,787
1,648,787    147,054  12/96  10/95   27.5

Fonda LP      1,034,037     25,000   1,310,014    21,128     25,000   1,331,142
1,356,142    232,780  10/94  12/94   5-27.5

Goldenrod
Ltd.          7,518,199    770,000  13,323,746   103,485    770,000  13,427,231
14,197,231  1,985,291  06/95  03/95   7-27.5

Kimbark 1200
Associates    1,994,993    495,120   3,102,192    72,433    495,120   3,174,625
3,669,745    258,286  12/95  09/95   40

                                    Boston Capital Tax Credit Fund L.P. - Series
22
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                               Subsequent
                               Initial        capitalized       Gross amount at
which
                            cost to company      costs**      carried at close
of period
                            ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.    Con-    Acq-   Depre-
                 Encum-              and im-     Improve-             and im-
Depre-    struct  uired  ciation
Description     brances     Land    provements    ments       Land   provements
Total      ciation   Date    Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
Lake Street
Apts.         1,362,510     20,000   1,846,543    13,644     20,000   1,860,187
1,880,187    180,056   09/95   04/95  5-27.5

Lake City     1,172,646    111,455   1,404,420         0    111,455   1,404,420
1,515,875     49,377   08/98   06/98  5-27.5

Lost Tree     1,621,224     85,000   4,510,201     5,346     85,000   4,515,547
4,600,547    504,444   06/95   04/95  5-27.5

Marksville
Square          965,120     66,000     250,449   982,764     66,000   1,233,213
1,299,213     97,274   01/96   01/95  5-40

Philadelphia
Housing I       544,309     13,750     757,989     7,520     13,750     765,509
779,259     54,458   08/95   07/95  5-27.5

Philadelphia
Housing II      850,484     25,000   1,219,579    10,151     25,000   1,229,730
1,254,730     87,348   08/95   07/95  5-27.5

Quankey
Hills         1,017,140     51,368   1,189,397    10,373     51,368   1,199,770
1,251,138    185,718   03/95   01/95  5-27.5

Richmond
Hardin          927,143     55,000   2,143,538    13,777     55,232   2,157,315
2,212,547    357,244   02/95   12/94  5-27.5

Roxbury
Veterans        715,700          0           0 1,286,073     27,956   1,286,073
1,314,029     93,732   05/97   12/96  5-27.5


                                                              F-219
                                    Boston Capital Tax Credit Fund L.P. - Series
22
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999

                                               Subsequent
                               Initial         Capitalized     Gross amount at
which
                            cost to company      costs**     carried at close of
period
                            ---------------    -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-              and im-     Improve-             and im-
Depre-   struct  uired  ciation
Description     brances    Land     provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Sacramento
Properties      436,306     18,000     575,442          0     18,000     575,442
593,442     76,739  09/95  08/95  5-27.5

Salem LP        968,235     33,093   1,132,389      4,656     33,093   1,137,045
1,170,138    186,938  12/94  01/95  5-27.5

Swedesboro
Housing       1,484,399    168,295   1,814,291    (24,245)   168,295   1,790,046
1,958,341    175,099  06/95  07/95  5-27.5

Troy Villa    2,028,035    231,605   4,084,841      1,105    231,605   4,085,946
4,317,551    665,203  06/95  12/94  5-27.5
             ----------  ---------  ---------- ----------  ---------  ----------
----------  ---------
             53,129,025  4,042,412  71,451,752 17,535,873  4,232,981  88,987,625
93,220,606 10,209,447
             ==========  =========  ========== ========== ==========  ==========
========== ==========


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
                                                       ----------
                                                                 $ (3,852,006)
                                                                  -----------
Balance at close of period - 03/31/97............................$ 90,422,921

Notes to Schedule III - Continued
Boston Capital Tax Credit Fund IV L.P. - Series 22

Balance at close of period - 03/31/97............................$ 90,422,921

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................  1,217,148
    Other.............................................          0
                                                       ----------
                                                                 $  1,217,148
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/98............................$ 91,640,069

Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................  1,515,875
    Improvements, etc.................................     64,662
    Other.............................................          0
                                                       ----------
                                                                 $  1,580,537
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/99............................$ 93,220,606
                                                                  ===========

















Notes to Schedule III - Continued
Boston Capital Tax Credit Fund IV L.P. - Series 22

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/94........................$          0

  Current year additions*..............................$   16,389
                                                        ---------
Balance at close of period - 03/31/95............................$     16,389

  Current year additions*..............................$1,685,278
                                                        ---------
Balance at close of period - 03/31/96............................$  1,701 667

  Current year additions*..............................$2,638,228
                                                        ---------
Balance at close of period - 03/31/97............................$  4,339,895

  Current year additions*..............................$2,931,844
                                               ---------
Balance at close of period - 03/31/98............................$  7,271,739

 Current year additions*.............................. $2,937,708
                                               ---------
Balance at close of period - 03/31/99............................$ 10,209,447
                                                                   ==========

* Total includes current year expense and amounts capitalized to building basis.





















                                 Boston Capital Tax Credit Fund IV L.P. - Series
23
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Barlee
Properties      829,696     64,000   1,641,754         0     64,000   1,641,754
1,705,754    196,749  11/95  07/94   5-30

Bayou
Crossing      8,339,117    857,500  16,061,472    50,464    857,500  16,111,936
16,969,436  1,401,831  01/96  02/95   12-39

Birch
Ridge         2,800,000    178,000           0 5,651,337    178,000   5,651,337
5,829,337    439,732  03/96  01/95    5-40

Broderick
Housing       2,086,658    275,037   4,540,011     8,932    275,037   4,548,943
4,823,980    352,632  06/96  08/95    7-27.5

Colonna
Redevelopment 1,259,077    374,310   3,470,813    19,650    374,310   3,490,463
3,864,773    352,497  05/94  05/95    7-40

Concordia II
Housing       1,496,625    169,820   1,854,563         0    169,820   1,854,563
2,024,383    179,519  11/95  01/95   10-40

Concordia III
Housing       1,490,053          0           0 1,894,169    172,090   1,894,169
2,066,259    168,656  12/95  02/95    7-27.5

Crystal
City Festus   1,506,500    120,732   3,137,651    48,438    120,732   3,186,089
3,306,821    425,143  11/95  02/95    5-40
F-224
                                    Boston Capital Tax Credit Fund IV L.P. -
Series 23
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                                Subsequent
                                Initial        capitalized       Gross amount at
which
                             cost to company     costs**      carried at close
of period
                             ---------------   -----------
--------------------------
                                     Buildings                       Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-     Improve-            and im-
Depre-   struct  uired  ciation
Description     brances       Land   provements    ments      Land   provements
Total    ciation  Date    Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
Edmond
Properties     3,930,633    160,000           0 7,037,006    160,000   7,037,006
7,197,006   723,737  03/96  11/94   5-40

Halls
Ferry Apts.    1,245,046      5,064   2,984,978   196,269      5,064   3,181,247
3,186,311   267,573  12/95  08/95   5-40

Hurleyville    1,177,666    143,182   1,549,696    (7,201)   143,182   1,542,495
1,685,677   124,877  12/95  07/95   5-15

Ithaca I Apts.   673,332     37,945     808,775     2,504     37,945     811,279
849,224    81,416  07/95  11/95   7-27.5

Kimbark 1200   1,994,993    495,120   3,102,192    72,433    495,120   3,174,625
3,669,745   258,286  12/95  09/95   5-40

Mathis Apts.     915,179     25,819   1,176,999         0     25,819   1,176,999
1,202,818   117,005  01/95  01/95   5-40

Mid City
Associates     3,059,100     15,058   6,616,466         0     15,058   6,616,466
6,631,524 1,072,365  06/94  09/95   5-27.5

Orange Grove     670,887     43,180     824,814         0     43,180     824,814
867,994    83,289  02/95  01/95   5-40

Philmont       1,495,903     40,000   1,885,476     4,781     40,000   1,890,257
1,930,257   283,832  05/95  05/95   5-40

Sacramento Sro
Properties     2,428,810          0           0 5,343,800    133,000   5,343,800
5,476,800   298,017  12/96  09/95   7-39



                                                              F-225
                                    Boston Capital Tax Credit IV Fund L.P. -
Series 23
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                                Subsequent
                               Initial         capitalized     Gross amount at
which
                            cost to company      costs**     carried at close of
period
                            ---------------    -----------
--------------------------
                                    Buildings
Buildings               Accum.   Con-    Acq-   Depre-
                 Encum-              and im-     Improve-                and im-
Depre-   struct  uired  ciation
Description     brances    Land     provements    ments      Land
provements     Total   ciation  Date    Date   Life
--------------------------------------------------------------------------------
--------------------------------------------
South Hills   1,880,356    131,000   1,261,754   2,630,952     131,000
3,892,706   4,023,706   320,998  02/96  06/95   5-40

St. Peters
Villa         1,921,279    425,974           0   3,483,709     425,974
3,483,709   3,909,683   445,156  03/96  07/95   5-27.5

Village
Woods         1,622,841     51,080   3,637,023     562,768      51,080
4,199,791   4,250,871   337,949  12/95  05/95   5-40

Woodland
Properties      319,061     30,000     593,884           0      30,000
593,884     623,884    74,575  06/95  07/95   7-30
             ----------  ---------  ----------  ----------   ---------
----------  ---------- ---------
             43,142,812  3,642,821  55,148,321  27,000,011   3,947,911
82,148,332  86,096,243 8,005,834
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




                                                               F-226


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
                                                                  -----------
Balance at close of period - 03/31/98............................$ 85,296,046

                                        F-227

Notes to Schedule III (continued)
Boston Capital Tax Credit Fund IV L.P. - Series 23

Reconciliation of Land, Building & Improvements current year changes

Balance at close of period - 03/31/98............................$ 85,296,046

Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................    800,197
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------
                                                                 $    800,197
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/99............................$ 86,096,243
                                                                  ===========


Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/95.........................$         0

  Current year additions*...............................$  693,729
                                                         ---------
Balance at close of period - 3/31/96..............................$   693,729

  Current year additions*...............................$2,288,171
                                                         ---------
Balance at close of period - 3/31/97..............................$ 2,981,900

  Current year additions*...............................$2,505,105
                                                         ---------
Balance at close of period - 3/31/98..............................$ 5,487,005

  Current year additions*...............................$2,518,829
                                                         ---------
Balance at close of period - 3/31/99..............................$ 8,005,834
                                                                   ==========
*_Total includes current year expense and amounts capitalized to building basis.




                                         F-228




                                    Boston Capital Tax Credit Fund IV L.P. -
Series 24
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                              Subsequent
                                Initial       capitalized   Gross amount at
which
                            cost to company     costs**   carried at close of
period
                            ---------------  -----------
--------------------------
                                   Buildings                       Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-             and im-     Improve-            and im-
Depre-   struct  uired  ciation
Description     brances    Land    provements    ments    Land     provements
Total     ciation  Date    Date   Life
--------------------------------------------------------------------------------
------------------------------------------
Autumn Ridge  1,541,091   125,347           0  1,751,805  125,347   1,751,805
1,877,152   136,023  01/97    07/96   5-27.5

Brooks
Summit Apts.  1,118,621    44,000           0  1,458,225   44,000   1,458,225
1,502,225   140,979  11/96    12/95   7-27.5

Brownsville
Associates    1,204,345    58,945   1,476,197   (267,769)  58,945   1,208,428
1,267,373   119,977  09/95    09/95   5-40

Centenary
Housing       2,737,500    57,760   3,697,046      4,753   57,760   3,701,799
3,759,559   210,328  12/97    05/97   5-27.5

Century
East IV Apts.   630,000    90,000     984,989      3,622   90,000     988,611
1,078,611   102,327  08/95    08/95   5-40

Century
East V Apts.    630,000    90,000     982,504      5,363   90,000     987,867
1,077,867   100,108  09/95    11/95   5-40

Commerce
Parkway       1,920,208   242,000   1,579,251  2,679,076  242,000   4,258,327
4,500,327   441,185  04/97    09/95   5-27.5

Coolidge
Pinal II      1,136,675    40,000   1,363,991      1,212   40,000   1,365,203
1,405,203   103,922  04/96    04/96   5-27.5

                                                            F-229
Boston Capital Tax Credit Fund IV L.P. - Series 24
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                              Subsequent
                               Initial       capitalized   Gross amount at which
                            cost to company     costs**   carried at close of
period
                            ---------------  -----------
--------------------------
                                     Buildings                     Buildings
Accum.     Con-     Acq-   Depre-
                 Encum-               and im-    Improve-          and im-
Depre-     struct   uired  ciation
Description     brances     Land     provements   ments     Land   provements
Total      ciation    Date     Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
Edenfield
Elderly       1,300,004    10,280   1,709,535        0     10,280   1,709,535
1,719,815   210,299    12/96   01/96   28

Elm Street    2,095,034   183,547   3,715,562       (6)   183,547   3,715,556
3,899,103   267,417    01/96   01/96   5-27.5

Jeremy
Associates    3,629,820   522,890   6,954,516   157,265   522,890   7,111,781
7,634,671   573,304    12/95   06/96   5-40

Lake I Apts.    615,000    85,000   1,012,730     2,278    85,000   1,015,008
1,100,008   107,481    07/95   08/95   5-40

Laurelwood
Park          2,399,173   230,000   5,379,607     2,869   230,000   5,382,476
5,612,476   490,372    10/96   02/96   5-27.5

Los Lunas     1,216,635   150,000   2,280,094     2,180   150,000   2,282,274
2,432,274   231,745    06/96   08/96   5-27.5

New
Hilltop       1,717,672    54,366   2,145,934     2,063    52,591   2,147,997
2,200,588   282,973    11/95   11/95   5-40

New Madison
Park IV       7,726,691   541,624  11,606,586   127,052   541,624  11,733,638
12,275,262 1,192,627    03/97   05/96   5-27.5

North Hampton
Place           856,243   207,550   2,230,062     2,200         0   2,232,262
2,232,262   287,305    03/96   11/95   5-27.5

Northfield
Housing         194,950    70,000     446,355     3,513    70,000     449,868
519,868    51,522    09/96   12/96   5-27.5

                                                            F-230
                                   Boston Capital Tax Credit Fund IV L.P. -
Series 24
                                 Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                              Subsequent
                               Initial       capitalized   Gross amount at which
                            cost to company     costs**   carried at close of
period
                            ---------------  -----------
--------------------------
                                     Buildings                     Buildings
Accum.     Con-     Acq-   Depre-
                 Encum-               and im-    Improve-          and im-
Depre-     struct   uired  ciation
Description     brances     Land     provements   ments     Land   provements
Total      ciation    Date     Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
Overton
Associates     1,229,909    130,000    1,529,213     6,125   130,000   1,535,338
1,665,338    87,257   09/96   06/96   5-40

Pahrump
Valley         1,398,848     63,000    1,757,158         0    63,000   1,757,158
1,820,158   183,968   07/96   07/96   7-27.5

Stanton
Associates     1,214,189     85,971    1,535,425  (282,577)   85,971   1,252,848
1,338,819   118,140   09/95   09/95   5-40

SG Wyandotte   3,394,679    950,000            0 6,324,710   950,000   6,324,710
7,274,710   461,692   02/97   04/96   5-27.5

Woodland
Associates     1,138,161    108,900    1,437,608    62,695   108,900   1,500,303
1,609,203   120,632   09/95   11/95   5-50

Zwolle Apts.     874,216     10,000      930,782   188,315    10,000   1,119,097
1,129,097   114,792   04/96   11/95   5-40
              ----------  ---------  ---------- ---------- ---------  ----------
---------- ---------
              41,919,664  4,151,180  54,755,145 12,234,969 3,941,855  66,990,114
70,931,969 6,136,375
              ==========  =========  ========== ========== =========  ==========
========== =========

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1998.

*Decrease due to reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1998. The column has been omitted for presentation purposes.
                                                              F-231

Notes to Schedule III
Boston Capital Tax Credit Fund L.P. - Series 24

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/95..........................$          0
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................ 15,269,744
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------
                                                                 $ 15,269,744
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/96............................$ 15,269,744

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................ 44,018,168
    Improvements, etc.................................  1,703,291
    Other.............................................          0
                                                       ----------
                                                                 $ 45,721,459
  Deductions during period:
    Cost of real estate sold..........................$(4,136,393)
    Other.............................................   (550,346)
                                                       ----------
                                                                 $ (4,686,739)
                                                                   ----------
Balance at close of period - 03/31/97............................$ 56,304,464
Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................  3,754,806
    Improvements, etc................................. 10,437,670
    Other.............................................          0
                                                       ----------
                                                                 $ 14,192,476
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/98............................$ 70,496,940


                                         F-232

Notes to Schedule III - Continued
Boston Capital Tax Credit Fund L.P. - Series 24

Reconciliation of Land, Building & Improvements current year changes

Balance at close of period - 03/31/98............................$ 70,496,940

Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................    435,029
    Other.............................................          0
                                                       ----------
                                                                 $    435,029
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/99............................$ 70,931,969
                                                                   ==========


Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/95........................$          0

  Current year additions*.............................$  176,661
                                                       ---------
Balance at close of period - 03/31/96............................$    176,661

  Current year additions*.............................$1,093,319
                                                       ---------
Balance at close of period - 03/31/97............................$  1,269,980

  Current year additions*.............................$2,321,086
                                                       ---------
Balance at close of period - 03/31/98............................$  3,591,066

  Current year additions*.............................$2,545,309
                                                       ---------
Balance at close of period - 03/31/99............................$  6,136,375
                                                                  ===========




*_Total includes current year expense and amounts capitalized to building basis.

                                          F-233


                                 Boston Capital Tax Credit Fund IV L.P. - Series
25
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
352 Lenox
Associates      499,999      6,250     167,568  1,616,323     6,250   1,783,891
1,790,141    100,699   9/97  10/96   5-27.5

Century
East II         550,000     70,000     888,314      5,634    70,000     893,948
963,948     66,340   6/96   8/96   5-27.5

Dogwood
Park          2,629,079    235,000           0  6,461,836   241,948   6,461,836
6,703,784    591,391  10/96  12/95   5-27.5

Dublin
Housing II      681,103     15,000           0    816,370    15,000     816,370
831,370     69,992  12/96  09/96   5-27.5

Ethel
Housing         815,638     18,600   1,058,460     95,307    18,600   1,153,767
1,172,367     69,924  12/96  06/96   5-27.5

Horse Cave      849,814     75,000   1,053,944          0    75,000   1,053,944
1,128,944     64,990  11/96   5/96   5-27.5

Hurricane
Hills LC      1,305,076    150,000     416,357  3,243,403   248,816   3,659,760
3,908,576    154,751   4/97   9/96   5-27.5

Laurelwood
Park          2,399,173    230,000   5,379,607      2,869   230,000   5,382,476
5,612,476    490,372  10/96   2/96   5-27.5
                                                              F-234

                                 Boston Capital Tax Credit Fund IV L.P. - Series
25
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Main Everett    630,562      95,786   1,378,380          0   95,786   1,378,380
1,474,166     105,917   6/96   6/96   5-27.5

Maple Hill    1,108,207     182,000   1,560,386          0  182,000   1,560,386
1,742,386      63,288   2/98   2/97   5-27.5

Mokapoke LP   1,225,034      60,000   1,907,937          0   60,000   1,907,937
1,967,937     143,476   4/96   2/96   5-27.5

MRH LP          283,486     105,726   3,610,331    108,737  105,726   3,719,068
3,824,794     305,864   6/96   1/97   5-27.5

New Madison
Park IV       7,726,691     541,624  11,606,586    127,052  541,624  11,733,638
12,275,262   1,192,627   3/97   5/96   5-27.5

Ohio
Investors     2,069,066      31,650   2,354,099     24,360   31,650   2,378,459
2,410,109     319,137   9/95   2/96   5-27.5

Osborne
Housing         435,455      50,667   1,099,730     50,563   50,667   1,150,293
1,200,960      75,301  12/96   6/96   27.5

Rose Square     390,180     106,942     615,913    (19,583) 106,942     596,330
703,272      31,451   2/97  10/96   5-27.5

Sandstone
Village       1,233,872      96,047           0  2,588,296   96,047   2,588,296
2,684,343     237,310   8/96  11/95   5-27.5

Shannon
Housing       1,268,874      34,800   1,466,352    147,219   34,800   1,613,571
1,648,371     104,795   1/97   4/96   40.7

Smith House   2,248,198     107,284   5,108,688     67,274  107,284   5,175,962
5,283,246     552,483   3/97   4/96   5-27.5
                                                              F-235

                                 Boston Capital Tax Credit Fund IV L.P. - Series
25
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
SG Wyandotte  3,394,679     950,000   1,254,765  5,069,945   950,000  6,324,710
7,274,710     461,692   2/97   4/96   5-27.5

Sutton Place  6,220,000     352,500   7,055,577    764,556   352,500  7,820,133
8,172,633     831,311  10/97  11/96   5-27.5

West Point
Housing       1,165,949      75,000   1,188,623    454,640    75,000  1,643,263
1,718,263      89,969   4/96   9/96   40.7
             ----------   ---------  ---------- ---------- --------- ----------
----------   ---------
             39,130,135   3,589,876  49,171,617 21,624,801 3,695,640 70,796,418
74,492,058   6,123,080
             ==========   =========  ========== ========== ========= ==========
==========   =========


Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1998.

**There were no carrying costs as of December 31, 1998. The column has been omitted for presentation purposes.







                                                             F-236

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
                                                                  -----------
Balance at close of period - 03/31/98............................$ 73,840,309


                                         F-237
Notes to Schedule III - Continued
Boston Capital Tax Credit Fund IV L.P. - Series 25

Reconciliation of Land, Building & Improvements current year changes

Balance at close of period - 03/31/98............................$ 73,840,309
Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................    651,749
    Other.............................................          0
                                                       ----------
                                                                 $    651,749
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/99............................$ 74,492,058
                                                                  ===========
Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/95.........................$         0

  Current year additions*...............................$   20,636
                                                         ---------
Balance at close of period - 3/31/96..............................$    20,636

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

  Current year additions*...............................$2,657,320
                                                         ---------
Balance at close of period - 3/31/99..............................$ 6,123,080
                                                                    ==========
*_Total includes current year expense and amounts capitalized to building basis.
                                          F-238

                                 Boston Capital Tax Credit Fund IV L.P. - Series
26
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
AVA LP       1,285,628    82,757     914,666     604,352   82,757    1,519,018
1,601,775      59,494  04/98  11/97   5-27.5

Beauregard
Apts.          809,746    70,000   1,640,768           0   70,000    1,640,768
1,710,768     106,737  09/96  08/96   7-40

Beckwood
Manor One    1,046,873    20,000   1,335,215           0   20,000    1,335,215
1,355,215     134,801  10/96  08/96   5-27.5

Bradley
Phase I      2,664,391   290,000   3,476,912           0  290,000    3,476,912
3,766,912     143,223  12/97  02/97  20-40

Bradley
Phase II     1,546,956   190,000   2,405,548           0  190,000    2,405,548
2,595,548      98,930  12/97  02/97  20-40

Brookhaven
Apts.          977,346    52,272   1,800,921           0   52,272    1,800,921
1,853,193      96,677  01/97  02/97   7-40

Butler
Ats.           175,415     2,908     314,128           0    2,908      314,128
317,036      17,389  10/96   08/96 40


                                 Boston Capital Tax Credit Fund IV L.P. - Series
26
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Calgory
Apts. I        635,000   100,000     985,781           0  100,000      985,781
1,085,781      86,903  12/95  02/96   5-27.5

Calgory
Apts. II       635,000   100,000     988,294           0  100,000      988,294
1,088,294      86,663  12/95  02/96   5-27.5

Calgory
Apts. III      635,000   100,000     983,301           0  100,000      983,301
1,083,301      86,770  12/95  02/96   5-27.5

Cameron
Housing        851,948    74,000   1,736,306           0   74,000    1,736,306
1,810,306      97,767  10/96  08/96   40

Country
Edge         1,100,000   140,000   2,258,924         206  140,000    2,259,130
2,399,130      70,741  12/97  07/97   5-27.5

Decro
Nordoff      1,988,824   555,000   3,240,184      14,338  555,000    3,254,522
3,809,522     145,383  07/97  09/96   5-27.5

East
Park II        580,000    35,000   1,120,448           0   35,000    1,120,448
1,155,448      80,646  08/96  08/96   5-27.5



                                 Boston Capital Tax Credit Fund IV L.P. - Series
26
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Edgewood
Estates         621,607     27,000    759,092     13,710    27,000     772,802
799,802     41,441   11/96  06/97    7-40

Edgewood
Park          1,500,000    125,000  2,943,474      1,753   125,000   2,945,227
3,070,227    213,887   01/97  05/96    5-27.5

Escher St.    2,089,791    100,000    356,532  6,147,108   100,000   6,503,640
6,603,640    174,652   05/98  04/97    5-27.5

Grandview
Apts.         1,180,879    180,000  2,198,865      1,532   180,000   2,200,397
2,380,397    147,402   08/96  08/96    5-27.5

Grayson
Manor         1,076,616     80,000  1,733,403          0    80,000   1,733,403
1,813,403     10,867   11/98  03/98    5-27.5

GVA LP        1,154,575     54,946  1,445,428          0    54,946   1,445,428
1,500,374     72,798   11/97  04/97    5-27.5
Hanover
Towers        5,067,320    580,000  7,092,714          0   580,000   7,092,714
7,672,714    288,571   11/97  02/97    5-27.5

Holly
Hills         1,357,699     60,000  1,685,727          0    60,000   1,685,727
1,745,727     69,315   08/97  05/97    5-27.5

Jackson
Bond         5,000,000    536,323    952,071          0   536,323     952,071
1,488,394          0   U/C    11/98    N/A


                                                             F-241
                                 Boston Capital Tax Credit Fund IV L.P. - Series
26
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Lake IV
Apts.           647,000     85,000  1,016,090        916    85,000   1,017,006
1,102,006     89,123   12/95  02/96    5-27.5

Lake V
Apts.           620,000     85,000  1,018,755        507    85,000   1,019,262
1,104,262     89,631   12/95   2/96    5-27.5

Liberty
Village       1,742,609     43,085  2,165,569      3,202    44,000   2,168,771
2,212,771    140,737   05/97  01/97    5-27.5

Little Valley
Estates       1,153,534     44,000  1,453,331      3,254    44,000   1,456,585
1,500,585     70,574   04/97  01/97    5-27.5

Mason
LP              932,851     14,000  1,195,375      2,807    14,000   1,198,182
1,212,182    147,129   01/96  02/96    5-27.5

Maxton
Green           973,210     30,500  1,264,803          0    30,500   1,264,803
1,295,303    129,721   12/96  09/96    5-27.5

MB Apts.      1,058,388    350,000  2,321,961          0   350,000   2,321,961
2,671,961    137,738   06/97  03/96    5-27.5

Meridian
Housing       1,180,629     72,000  1,137,270          0    72,000   1,137,270
1,209,270      1,230   U/C    12/98    7-40

Mosby Forest    762,585     31,275  1,342,190      4,656    31,275   1,346,846
1,378,121    125,639   10/96  10/96    5-27.5



                                 Boston Capital Tax Credit Fund IV L.P. - Series
26
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
New Devonshire
II              783,986     76,211    904,064     32,858    76,211    936,922
1,013,133     83,423   12/96  01/97    5-27.5

New Devonshire
West            543,370     31,000    628,776     26,165    31,000    654,941
685,941     55,907   01/97  01/97    5-27.5

Powell
Valley          672,970     78,947  2,310,346          0    78,947  2,310,346
2,389,293      4,530   12/98  03/98    5-27.5

SG Hazeltine  1,440,000    464,955  2,934,870    242,508   464,955  3,177,378
3,642,333    225,684   01/97  06/96    5-27.5

Southwind
Apts.           787,672     32,000  1,607,903          0    32,000  1,607,903
1,639,903     88,597    12/96 08/96      40

TR Bobb
Apts.         747,998       75,000  1,530,233          0    75,000  1,530,233
1,605,233     96,417    01/96 08/96      40

Timmonsville
Green       1,074,368       41,000  1,427,096     12,085    41,000  1,439,181
1,480,181    138,670    02/97 10/96    5-27.5

Tremont
Station     1,056,250       35,803  1,633,750      2,305    35,803  1,636,055
1,671,858     96,930    11/96 05/96    5-27.5


                                                             F-243
                                  Boston Capital Tax Credit Fund IV L.P. - Series 26
                               Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1999
                                                Subsequent
                                  Initial       capitalized   Gross amount at which
                              cost to company     costs**    carried at close of period
                              ---------------   -----------  --------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements    Total
ciation  Date    Date   Life
--------------------------------------------------------------------------------------------
---------------------------------
The
Willows       818,924      13,000   1,067,939        0    13,000  1,067,938    1,080,938
84,668     05/96 05/96    5-27.5

VVA LP      1,161,980      21,861     935,951  559,866    21,861  1,495,817    1,517,678
57,523     10/98 04/97    7-40

Warrensburg
Heights     1,120,624      23,370   1,397,872    7,936    23,370  1,405,808    1,429,178
152,934     11/96 12/96    5-27.5

WPVA LP     1,168,421      45,000     929,628  546,701    45,000  1,476,329    1,521,329
66,997     03/98 04/97    5-27.5
           ----------    --------  ----------  ------- --------- ----------   ----------  --
-------
           54,427,983   5,248,213 72,592,474 8,228,765 5,249,128 80,821,238   86,070,366
4,414,859
           ==========   ========= ========== ========= ========= ==========   ==========
=========

U/C Project under construction as of March 31, 1999.

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31,
1998.

**There were no carrying costs as of December 31, 1998. The column has been omitted for presentation purposes.


Notes to Schedule III
Boston Capital Tax Credit Fund IV L.P. - Series 26

Reconciliation of Land, Building & Improvements current year changes
Balance at beginning of period-04/01/96..........................$          0
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................ 32,787,138
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------
                                                                 $ 32,787,138
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/97............................$ 32,787,138
Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................ 31,051,915
    Improvements, etc.................................  7,109,210
    Other.............................................          0
                                                       ----------
                                                                 $ 38,161,125
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/98............................$ 70,948,263

Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................  6,900,360
    Improvements, etc.................................  8,221,743
    Other.............................................          0
                                                       ----------
                                                                 $ 15,122,103
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------


                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/99............................$ 86,070,366
                                                                  ===========


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

  Current year additions*...............................$1,764,231
                                                         ---------
Balance at close of period - 3/31/98..............................$ 2,125,618

  Current year additions*...............................$2,289,241
                                                         ---------
Balance at close of period - 3/31/99..............................$ 4,414,859
                                                                    =========






*_Total includes current year expense and amounts capitalized to building basis.
























                                 Boston Capital Tax Credit Fund IV L.P. - Series
27
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
AHAB Project
#1               494,868      2,850  1,253,094      2,383      2,850   1,255,477
1,258,327   51,869  11/97   06/97   5-27.5

Angelou
Court            926,657          0          0          0          0           0
0        0  U/C     10/97   N/A

Canisteo         892,863     46,553  1,567,499          0     46,553   1,567,499
1,614,052   44,852  04/98   04/98   5-27.5

Casa Rosa      1,031,000          0  2,487,701    794,912          0   3,282,613
3,282,613        0  04/98   09/97   N/A

Centrum
Fairfax II     6,770,597  1,054,099          0  7,444,901  1,054,099   7,444,901
8,499,000  302,089  06/97   08/96   5-27.5

Harbor LP     12,736,321  1,250,000 14,491,429          0  1,250,000  14,491,429
15,741,429  609,539  11/97   02/97   5-40
Harrisonville  1,372,881    102,637  3,021,382          0    102,637   3,021,382
3,124,019  240,538  12/96   01/98   5-27.5

Holly
Heights          497,613     31,914          0  1,780,662     31,914   1,780,662
1,812,576   18,690  08/98   04/97   5-27.5
Lake
Apts. II         615,000     80,000    930,841      2,846     80,000     933,687
1,013,687   53,507  12/95   01/97   5-27.5

                                 Boston Capital Tax Credit Fund IV L.P. - Series
27
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total       ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Magnolia
Place          1,073,134    150,000          0  1,596,432    160,500   1,596,432
1,756,932    48,555  01/98   11/97   5-27.5

Pear Village     618,097     50,000    512,155    545,102     50,000   1,057,257
1,107,257    79,630  02/97   08/96   5-27.5

Randolph
Village        4,687,928  1,168,500          0  9,192,092  1,168,500   9,192,092
10,360,592   342,390  08/97   09/96   5-27.5

Sunday Sun       942,936    156,600  1,638,376          0    156,600   1,638,376
1,794,976   144,206  12/96   10/96   5-27.5

Wayne Housing  9,541,853  1,200,000          0 13,283,804    903,435  13,283,804
14,187,239   243,197  04/98   11/96   5-27.5
              ----------  --------- ---------- ----------  ---------  ----------
--------- ---------
              42,201,748  5,293,153 25,902,477 34,643,134  5,007,088  60,545,611
65,552,699 2,179,062
              ==========  ========= ========== ==========  =========  ==========
========== =========

U/C Project under construction at 3/31/99.

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1998.

**There were no carrying costs as of December 31, 1998. The column has been omitted for presentation purposes.



Notes to Schedule III
Boston Capital Tax Credit Fund IV L.P. - Series 27

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/96..........................$          0
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................  5,779,730
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------
                                                                 $  5,779,730
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/97............................$  5,779,730
Additions during period:
    Acquisitions through foreclosure..................$20,677,829
    Other acquisitions................................ 13,433,505
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------
                                                                 $ 34,111,334
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/98............................$ 43,634,709

  Additions during period:
    Acquisitions through foreclosure..................$ 4,738,071
    Other acquisitions................................ 17,179,919
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------
                                                                 $ 21,917,990
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/99............................$ 65,552,699
                                                                   ==========
                                          F-249

Notes to Schedule III - Continued
Boston Capital Tax Credit Fund IV L.P. - Series 27

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/96.........................$         0

  Current year additions*...............................$   10,734
                                                         ---------
Balance at close of period - 3/31/97..............................$    10,734

  Current year additions*...............................$  594,951
                                                         ---------
Balance at close of period - 3/31/98..............................$   605,685

  Current year additions*...............................$1,573,377
                                                         ---------
Balance at close of period - 3/31/99..............................$ 2,179,062
                                                                    =========
































                                 Boston Capital Tax Credit Fund IV L.P. - Series
28
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
1374 Boston
Post Road        446,203    100,000  1,086,670     66,641    100,000   1,153,311
1,253,311   78,844   06/97  02/97   5-27.5

Ashberry Manor   645,895    100,500  1,192,737          0    100,500   1,192,737
1,293,237   57,747   03/97  02/97   5-27.5

Athens         827,090    327,639  2,978,391          0    327,639   2,978,391
3,306,030        0     U/C  10/98   NA

Bienville, L.P.  964,205     20,300  1,194,688          0     20,300   1,194,688
1,214,988   76,836   02/97  02/97   7-40

Blanchard Apts   916,014     20,000    807,233    322,949     46,728   1,130,182
1,176,910   27,689   07/97  07/97   7-70

Chandler Village 912,673     32,000  1,249,842          0     32,000   1,249,842
1,281,842   70,268   07/97  04/97   5-30

Cottonwood       739,211     20,000          0    964,795     20,000     964,795
984,795   27,525   07/97  07/97   5-27.5

Evangeline
Apartments       976,124     20,000  1,364,939          0     20,000   1,364,939
1,384,939   55,891   01/98  11/97   7-40
Evergreen III    489,729      6,000  1,250,781          0      6,000   1,250,781
1,256,781   92,395   04/97  02/97   5-27.5

Fairway II LP  1,076,426     48,000  1,277,751      1,616     48,000   1,279,367
1,327,367   75,250   03/97  12/96   7-40



                                 Boston Capital Tax Credit Fund IV L.P. - Series
28
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Fort Bend        540,000    538,500          0          0    538,500           0
538,500        0     U/C  04/98  NA

Jackson Place    983,934     74,943  2,095,999    (57,061)    74,943   2,038,938
2,113,881   74,107   10/97  07/97  5-27.5

Maplewood        917,025     47,125  1,923,321          0     47,125   1,923,321
1,970,446   24,226   08/98  03/98  5-27.5

Milton Senior
L.P.           1,167,648     51,400  2,385,863      6,802     51,400   2,392,665
2,444,065  135,778   06/97  02/97  5-27.5

Neighborhood   2,542,075     42,825  6,368,910          0     42,825   6,368,910
6,411,735  222,831   02/98  02/98  5-27.5

Pin Oak
Elderly Assoc. 8,699,907    832,000  7,701,570  7,633,573  2,024,000  15,335,143
17,359,143  723,120   01/96  11/97  5-27.5
Randolph
Village        5,962,928  1,168,500  9,187,147      4,945  1,168,500   9,192,092
10,360,592  342,390   08/97  12/97  5-27.5
RVKY,LP        1,344,937     65,582  1,315,622    370,442     65,582   1,686,064
1,751,646   80,252   04/98  11/97  5-27.5

Sand Lane
Manor            694,312    104,000          0  1,217,985    104,000   1,217,985
1,321,985   21,627   04/98  08/97  5-27.5

Senior Suites
Chicago        4,141,826     14,922          0  7,240,851     14,922   7,240,851
7,255,773   12,049   12/98  12/97  5-27.5


                                 Boston Capital Tax Credit Fund IV L.P. - Series
28
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Summer House   1,110,358     62,370  3,451,950          0     62,370   3,451,950
3,514,320    29,202   07/98  01/98   5-27.5

Terraceview
Apartments       802,031     16,900  1,612,988     24,900     16,900   1,637,888
1,654,788   105,347   10/97  07/97   5-27.5

Tilghman Square
LP               822,387     60,314  1,108,725      6,366     60,314   1,115,091
1,175,405    56,084   10/97  11/97   5-27.5

Wellston
Village          376,687     12,500    412,617    106,366     12,500     518,983
531,483    25,368   08/97  04/97   5-27.5
West Memphis
(Clubview)     3,059,678    481,388  7,259,784     53,621    481,388   7,313,405
7,794,793   681,581   11/96  12/97   5-27.5

Yale Place       109,446     12,500    238,542          0     12,500     238,542
251,042    11,335
              ----------  --------- ---------- ----------  ---------- ----------
---------- ---------
              41,268,749  4,280,208 57,466,070 17,964,791  5,498,936  75,430,861
80,929,797 3,107,742
             ===========  ========= ========== ==========  =========  ==========
========== =========

U/C - Project under construction as of March 31, 1999.

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

-----------
Balance at close of period -
03/31/98............................$ 45,754,205

Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................ 15,992,073
    Improvements, etc................................. 19,183,519
    Other.............................................          0
                                                       ----------

$ 35,175,592
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------

$          0

-----------
Balance at close of period -
03/31/99............................$ 80,929,797

==========








                                          F-254
Notes to Schedule III - Continued
Boston Capital Tax Credit Fund IV L.P. - Series 28

Reconciliation of  Accumulated Depreciation current year changes

Balance at beginning of period -
04/01/96.........................$          0

  Current year additions*...............................$
8,223
                                                         --------
-
Balance at close of period -
03/31/97.............................$      8,223

  Current year
additions*...............................$1,264,549
                                                         --
-------
Balance at close of period -
03/31/98.............................$  1,272,772

  Current year
additions*...............................$1,834,970
                                                         --------
-

Balance at close of period -
03/31/99.............................$  3,107,742

==========


*Total includes current year expense and amounts capitalized to building basis.

























                                 Boston Capital Tax Credit Fund IV L.P. - Series
29
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Barrington
Cove           2,100,951    183,750  6,403,281      7,706    183,750   6,410,987
6,594,737  363,834    05/97 04/97  5-39

Bryson Apts      392,037     10,728    269,886    244,343     10,728     514,229
524,957   31,289    01/98 08/97  5-27.5

Collins.
Housing          692,637     22,500    370,580    495,817     22,500     866,397
888,897   22,934    06/98 09/97  5-27.5
Dogwood Rural
Assoc.         1,379,697     56,332  1,616,052          0     56,332   1,616,052
1,672,384    8,552    U/C   10/98  5-27.5

Edgewood
Apts.          1,830,328    283,199  3,951,368          0    283,199   3,951,368
4,234,567   32,679    09/98 03/98  5-27.5

Emerald
Trace            768,105     43,548          0          0     43,548           0
43,548        0    U/C   08/98  N/A

Forest Hill
Apts           2,966,000    191,250          0  5,514,968    221,250   5,514,968
5,736,218   23,787    11/98 07/97  N/A

Glenbrook Apts   522,374      4,606    674,111      9,656      4,606     683,767
688,373   62,814    03/97 12/97  5-27.5


                                                               F-256
                            Boston Capital Tax Credit Fund IV L.P. - Series 29
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Jacksboro Apts   615,208     31,893    268,583    495,522     31,893     764,105
795,998   42,093    01/98 12/97  5-27.5

Jackson
Partners       5,700,000    300,067  6,039,223  3,425,225    315,352   9,464,448
9,779,800  285,763    06/98 12/96  5-27.5

Kiehl
Partners       9,200,000    747,825  9,410,576          0    747,825   9,410,576
10,158,401   12,270    U/C   02/98  5-27.5

Lombard
Partners         800,000     25,000  1,470,259          0     25,000   1,470,259
1,495,259   36,619    07/98 10/98  5-27.5

Lutkin
Bayou Assoc      831,804     25,000    878,839     43,106     25,000     921,945
946,945   45,287    07/97 11/97  5-27.5

The Lincoln
Hotel            808,545          0  1,454,115    104,493          0   1,558,608
1,558,608   76,095    07/97  02/97 5-27.5

Northfield
Apts III       4,300,000    200,613  5,814,532  1,093,124    214,213   6,907,656
7,121,869  306,609    02/98  12/96 5-27.5

Northway
Drive          1,553,475    280,849      1,480  4,792,275    280,849   4,793,755
5,074,604  107,203    03/98  04/97 5-45

Ozark Assoc      460,655     13,750    511,269     24,577     13,750     535,846
549,596   26,768    07/97  10/97 5-27.5

                                 Boston Capital Tax Credit Fund IV L.P. - Series
29
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Palmetto
Place            209,518     56,000          0          0    56,000          0
56,000         0   UC     10/98   N/A

Poplarville
Apts             396,563     12,000    406,502     18,959    12,000    425,461
437,461    20,333   07/97  10/97   5-27.5

Rhome Apts       526,587      8,313    675,804      4,772     8,313    680,576
688,889    53,975   07/97  12/97   5-27.5

Westfield Apts   890,878     49,748  1,773,153          0    49,748  1,773,153
1,822,901    43,418   08/98  11/97   N/A
              ----------  --------- ---------- ---------- --------- ---------- -
--------- ---------
              36,945,362  2,546,971 41,989,613 16,274,543 2,605,856 58,264,155
60,870,012 1,602,322
              ==========  ========= ========== ========== ========= ==========
========== =========

U/C Project under construction at of March 31, 1999.

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1998.

**There were no carrying costs as of December 31, 1998. The column has been omitted for presentation purposes.






                                                            F-258
Notes to Schedule III
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

----------
Balance at close of period -
03/31/98............................$ 25,053,524

Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................ 19,483,060
    Improvements, etc................................. 16,333,428
    Other.............................................          0
                                                       ----------

$ 35,816,488
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------

$          0

----------
Balance at close of period -
03/31/99............................$ 60,870,012

==========

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period -
04/01/97.........................$         0

  Current year additions*.............................$  271,480
                                                       ---------
Balance at close of period -
3/31/98..............................$   271,480

  Current year additions*.............................$1,330,842
                                                       ---------
Balance at close of period -
3/31/99..............................$ 1,602,322
=========


*Total includes current year expense and amounts capitalized to building basis.




                                 Boston Capital Tax Credit Fund IV L.P. - Series
30
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Bellwood
Four             702,587     45,000    676,598    704,456     45,000   1,381,054
1,426,054   37,835   05/98  09/97   5-27.5

Bowie Apts     1,157,279     32,714    267,955  1,196,357     32,714   1,464,312
1,497,026   22,175   10/98  08/97   5-27.5

Byam.          1,564,585    185,000  2,261,674     61,275    185,000   2,322,949
2,507,949   94,439   02/98  02/98   5-27.5

C.V.V.A. LP    1,007,722     60,000  1,250,961          0     60,000   1,250,961
1,310,961   61,348   U/C    03/98   5-27.5

Emerald
Trace II         357,933     20,500  1,322,164          0     20,500   1,322,164
1,342,664    2,029   12/98  07/98   5-27.5

F.V.A. LP        538,782     36,000    668,440          0     36,000     668,440
704,440   21,149   U/C    03/98   5-27.5

Graham
Apts           1,556,465     45,563    366,387  1,475,204     45,563   1,841,591
1,887,154   46,626   09/98  03/98   5-27.5

JMC Limited
Liability        759,878     50,000          0  1,705,134     11,000   1,705,134
1,716,134   37,695   03/98  08/97   5-27.5

Jeffries
Assoc.         1,480,549     62,000  1,662,694          0     62,000   1,662,694
1,724,694    8,591   U/C    10/98   5-27.5

K.G.V.A. LP    1,349,893    112,000  1,697,834          0    112,000   1,697,834
1,809,834   83,377   U/C    03/98   5-27.5

                                 Boston Capital Tax Credit Fund IV L.P. - Series
30
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Linden
Partners         292,215          0          0          0          0           0
0        0   U/C    07/98   N/A

Madison
Partners L.P.  1,322,015    314,510    788,736  3,808,828    325,603   4,597,564
4,923,167   26,211   03/99  11/97   5-27.5

Mesa
Grande         1,608,384          0  4,153,914          0          0   4,153,914
4,153,914        0   U/C    12/98   N/A

Millwood       8,360,000    892,181          0          0    892,181           0
892,181        0   U/C    12/98   N/A

Nocona
Apts             858,872     15,651    207,520    897,355     15,651   1,104,875
1,120,526    7,563   12/98  08/97   5-27.5

Sunrise Homes    801,564          0  2,679,914          0          0   2,679,914
2,679,914        0   12/98  02/98   N/A

West
Swanzey          622,092     94,900  2,010,096     48,292     94,900   2,058,388
2,153,288   64,112   02/98  07/97   5-27.5
              ----------  --------- ----------  ---------  ---------  ----------
----------  -------
              24,340,815  1,966,019 20,014,887  9,896,901  1,938,112  29,911,788
31,849,900  513,150
              ==========  ========= ==========  =========  =========  ==========
==========  =======
U/C - Project under construction as of March 31, 1999.
Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1998.
**There were no carrying costs as of December 31, 1998. The column has been omitted for presentation purposes.

Notes to Schedule III
Boston Capital Tax Credit Fund IV L.P. - Series 30

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of
period-04/01/97..........................$          0
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................  7,362,304
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------

$   7,362,304
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------

$          0

-----------
Balance at close of period -
03/31/98............................$  7,362,304


Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................ 14,618,602
    Improvements, etc.................................  9,868,994
    Other.............................................          0
                                                       ----------

$ 24,487,596
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------

$          0

-----------
Balance at close of period -
03/31/99............................$ 31,849,900

===========
















Notes to Schedule III - Continued
Boston Capital Tax Credit Fund IV L.P. - Series 30

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period -
04/01/97.........................$         0

  Current year additions*.............................$   49,478
                                                       ---------
Balance at close of period -
03/31/98.............................$    49,478

  Current year additions*.............................$  463,672
                                                       ---------
Balance at close of period -
03/31/99.............................$   513,150
==========


*Total includes current year expense and amounts capitalized to building basis.































                                 Boston Capital Tax Credit Fund IV L.P. - Series
31
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Brittany
Square           796,621    247,000  1,280,705          0   247,000   1,280,705
1,527,705   16,657   07/98  07/98   5-27.5

Canton
Housing I      2,261,400     99,900  2,245,160    447,442    99,900   2,692,602
2,792,502   95,639   07/98  11/97   5-27.5

Canton
Housing II     1,138,943     66,920  1,023,746    211,648    66,920   1,235,394
1,302,314   44,908   07/98  11/97   5-27.5

Canton
Housing III      842,584     38,205    799,913    163,528    38,205     963,441
1,001,646   34,325   07/98  11/97   5-27.5

Canton
Housing IV       818,567     40,500    784,923    149,985    40,500     934,908
975,408   34,212   07/98  11/97   5-27.5

Cleveland
Partners       1,800,000    244,500  1,941,969  3,447,951   265,000   5,389,920
5,654,920  113,131   06/98  11/97   5-27.5

Double
Springs          367,455    157,000    960,378          0   157,000     960,378
1,117,378    3,257   03/99  09/98   5-27.5

Eagle's Ridge
Terrace        1,869,433     63,200    508,815  1,806,609    63,200   2,315,425
2,378,625   46,001   05/98  12/97   5-27.5

                                 Boston Capital Tax Credit Fund IV L.P. - Series
31
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Ellisville
L.P.            676,873      31,000    723,650    148,053    31,000     871,703
902,703   23,714   06/98  12/97   5-27.5
G.A.V.A. L.P    489,254      35,500    616,645          0    35,500     616,645
652,145   19,657   02/99  03/98   5-27.5

Hattiesburg
L.P.            834,213      15,000    979,143    160,679    15,000   1,139,822
1,154,822   29,953   06/98  12/97   5-27.5

Henderson
Terrace L.P.    184,581      22,000    221,549    385,512    22,000     607,061
629,061    9,461   09/98  11/97   5-27.5

Heritage
I L.P.          896,719      46,000    522,601    825,131    46,014   1,347,732
1,393,746   27,976   05/98  10/97   5-27.5

Hurricane
Hills L.P.      800,000     121,171  3,086,025          0   121,171   3,086,025
3,207,196   82,577   08/98  09/97   5-27.5

Lakeview
Little Elm      225,091      28,750    255,929    (13,502)   28,750     242,427
271,177    7,464   01/99  11/97   5-27.5

Level Creek  12,790,000   1,120,908          0          0 1,120,908           0
1,120,908        0   U/C    05/98   N/A




                                                             F-265
                                  Boston Capital Tax Credit Fund IV L.P. -
Series 31
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Mesquite
Trails L.P.     145,957      10,860    240,143    708,554    10,860     948,697
959,557   11,749   11/98  11/97   5-27.5

Montfort
Housing       3,877,898     436,143  2,661,689  1,533,391   436,143   4,195,080
4,631,223  115,951   10/98  09/97   5-27.5

N.M.V.A. L.P.   580,879      44,114    679,817          0    44,114     679,817
723,931   21,520   U/C    03/98   5-27.5

Pilot
Point L.P.      327,757      65,570    339,377          0    65,570     339,377
404,947    9,898   02/99  11/97   5-27.5

Riverbend
Apts.           797,590     201,961          0  2,494,490   208,902   2,494,490
2,703,392   41,416   07/98  10/97   5-27.5

San Angelo
Bent Tree       494,256     294,023          0          0   294,023           0
294,023        0   U/C    12/97   N/A

Sencit
Hampden L.P.  2,343,375     307,860          0  5,047,103   307,860   5,047,103
5,354,963   54,479   09/98  10/97   7-40

Silver
Creek         1,823,139     175,000          0          0   175,000           0
175,000        0   U/C    03/97   N/A



                                                              F-266
                                 Boston Capital Tax Credit Fund IV L.P. - Series
31
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Summerdale
Partners      5,068,501    420,540  1,386,000          0    420,540   1,386,000
1,806,540    40,066   04/99  12/98   5-27.5

Windsor Park
Partners      7,800,000    248,000  5,105,823  6,057,040    269,011  11,162,863
11,431,874   131,509   03/99  11/97   5-27.5
            -----------  --------- ---------- ----------  ---------  ----------
---------- ---------
             50,051,086  4,581,625 26,364,000 23,573,614  4,630,091  49,937,615
54,567,706 1,015,520
            ===========  ========= ========== ==========  =========  ==========
========== =========

U/C - Project under construction as of March 31, 1999.

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1998.

**There were no carrying costs as of December 31, 1998. The column has been omitted for presentation purposes.









Notes to Schedule III
Boston Capital Tax Credit Fund IV L.P. - Series 31

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of
period-04/01/97..........................$           0
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................ 20,789,823
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------

$ 20, 789,823
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------

$           0

------------
Balance at close of period -
03/31/98............................$ 20, 789,823

Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................ 10,155,803
    Improvements, etc................................. 23,622,080
    Other.............................................          0
                                                       ----------

$ 33,777,883
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
Balance at close of period -
03/31/99............................$ 54,567,706

===========




















Notes to Schedule III - Continued
Boston Capital Tax Credit Fund IV L.P. - Series 31

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period -
04/01/97.........................$         0

  Current year additions*.............................$   41,619
                                                       ---------
Balance at close of period -
3/31/98..............................$    41,619
  Current year additions*.............................$  973,901
                                                       ---------
Balance at close of period -
3/31/99..............................$ 1,015,520
==========

*Total includes current year expense and amounts capitalized to building basis.































                                  Boston Capital Tax Credit Fund IV L.P. -
Series 32
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Athens
Partners         827,090    327,639  2,978,391         0     327,639  2,978,391
3,306,030          0  U/C    10/98   N/A

Chardonnay L.P.   87,745      5,200    586,804         0       5,200    586,804
592,004     59,263  01/97  01/98   5-27.5

Cogic
Village        2,487,954    115,000          0         0     115,000          0
115,000          0  U/C    04/98   N/A

Courtside      1,151,907    146,529  2,820,490         0     146,529  2,820,490
2,967,019     40,188  07/98  06/98   7-40

FFLM
Assoc.         8,093,201  1,359,240 12,454,121         0   1,359,240 12,454,121
13,813,361  1,694,284  01/95  01/98   5-40

Jackson
Bond           5,000,000    536,323    952,071         0     536,323    952,071
1,488,394          0  U/C    07/98   N/A

Keist
Townhomes        138,369    622,558          0         0     622,558          0
622,558          0  U/C    11/98   N/A



                                 Boston Capital Tax Credit Fund IV L.P. - Series
32
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------

Pecan
Manor           780,278      60,400  1,961,002         0      60,400   1,961,002
2,021,402     9,259  10/98   07/98   5-27.5

Pearl
Partners      8,000,000     599,461  2,248,687         0     599,461   2,248,687
2,848,148         0  U/C     06/98   N/A

Pearlwood
L.P.          1,434,000     162,032  2,099,724         0     162,032   2,099,724
2,261,756    52,699  05/98   02/98   5-27.5

Pine
Ridge           426,207      88,220          0         0      88,220           0
88,220         0  01/99   07/98   N/A

Pyramid
IV L.P.          42,975      99,500    368,780         0      99,500     368,780
468,280         0  U/C     05/98   N/A
             ----------   ---------  ---------- --------   ---------  ----------
---------- ---------
             28,469,726   4,122,102  26,470,070        0   4,122,102  26,470,070
30,592,172 1,855,693
             ==========   =========  ========== ========   =========  ==========
========== =========

U/C - Project under construction as of March 31, 1999.

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1998.

**There were no carrying costs as of December 31, 1998. The column has been omitted for presentation purposes.
F-271




Notes to Schedule III
Boston Capital Tax Credit Fund IV L.P. - Series 32

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of
period-04/01/98..........................$          0
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................ 30,592,172
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------

$ 30,592,172
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------

$          0

-----------
Balance at close of period -
03/31/99............................$ 30,592,172

===========


Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period -
04/01/98.........................$         0

  Current year additions*.............................$1,855,693
                                                       ---------
Balance at close of period -
03/31/99..............................$1,855,693
==========


*Total includes current year expense and amounts capitalized to building basis.


















                                  Boston Capital Tax Credit Fund IV L.P. -
Series 33
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Bradford
Group            234,374    101,388           0       0     101,388          0
101,388         0  U/C   10/98   N/A

FFLM
Assoc.         8,093,201  1,359,240  12,454,121       0   1,359,240 12,454,121
13,813,361 1,694,284  01/97 01/98   5-40

Forest
Park             593,385    175,500           0       0     175,500          0
175,500         0  U/C   07/98   N/A

Keist
Townhomes        138,369    622,558           0       0     622,558          0
622,558         0  U/C   08/98   N/A

NHC #5           205,517    387,045           0       0     387,045          0
387,045         0  U/C   03/98   N/A

Southaven      9,790,000    974,288   1,815,504       0     974,288  1,815,504
2,789,792         0  U/C   10/98   N/A
              ----------  ---------  ---------- -------   --------- ---------- -
--------- ---------
              19,054,846  3,620,019  14,269,625       0   3,620,019 14,269,625
17,889,644 1,694,284
              ==========  =========  ========== =======   ========= ==========
========== =========

U/C - Project under construction as of March 31, 1999
Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1998.
**There were no carrying costs as of December 31, 1998. The column has been omitted for presentation purposes.
                                                             F-273



Notes to Schedule III
Boston Capital Tax Credit Fund IV L.P. - Series 33

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of
period-04/01/98..........................$          0
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................ 17,889,644
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------

$ 17,889,644  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------

$          0

-----------
Balance at close of period -
03/31/99............................$ 17,889,644

===========


Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period -
04/01/98.........................$         0

  Current year additions*.............................$1,694,284
                                                       ---------
Balance at close of period -
03/31/99..............................$1,694,284
==========


*Total includes current year expense and amounts capitalized to building basis.
















                                  Boston Capital Tax Credit Fund IV L.P. -
Series 34
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Allison Apts.   922,563    208,000           0        0     208,000          0
208,000         0    U/C    11/98   N/A

Boerne
Creekside        91,968    204,622           0        0     204,622          0
204,622         0    U/C    11/98   N/A

Kerville
Meadows          98,275    174,699           0        0     174,699          0
174,699         0    U/C    11/98   N/A

Millwood
Park          8,360,000    892,181           0        0     892,181          0
892,181         0    U/C    12/98   N/A

Montour
Falls
Village          18,000     65,556           0        0      65,556          0
65,556         0    U/C    10/98   N/A

RHP-96          827,112    142,576           0        0     142,576          0
142,576         0    U/C    10/98   N/A





                                 Boston Capital Tax Credit Fund IV L.P. - Series
34
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Southaven
Partners I    9,790,000    974,288   1,185,504        0     974,288  1,815,504
2,789,792         0    U/C    10/98   N/A
             ----------  ---------  ---------- --------   --------- ----------
---------- ---------
             20,107,918  2,661,922   1,185,504        0   2,661,922  1,815,504
4,477,426         0
             ==========  =========  ========== ========   ========= ==========
========== =========

U/C - Project under construction as of March 31, 1999.

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1998.

**There were no carrying costs as of December 31, 1998. The column has been omitted for presentation purposes.











Notes to Schedule III
Boston Capital Tax Credit Fund IV L.P. - Series 34

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of
period-04/01/98..........................$          0
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................  4,477,426
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------

$  4,477,426
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------

$          0

-----------
Balance at close of period -
03/31/99............................$  4,477,426

===========


Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period -
04/01/98.........................$         0

  Current year additions*.............................$        0
                                                       ---------
Balance at close of period -
03/31/99.............................$         0
==========


*Total includes current year expense and amounts capitalized to building basis.