Form 10-Q
period 1999-06-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 1999-08-19
CIK 913778

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  June 30, 1999
                                     ------------------
                                             or

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



                        QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED JUNE 30, 1999
              -----------------------------------------------


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

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................



















               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS




                                       June 30,           March
31,
                                                1999
1999
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $367,139,756
$352,630,004


OTHER ASSETS
   Cash and cash equivalents                 13,485,165
14,152,267
   Investments                               49,703,586
47,977,925
   Notes receivable                          13,125,882
14,174,473
   Acquisition costs                          8,159,562
5,644,971
   Organization costs, net of
     accumulated amortization (Note B)          672,851
623,193
   Other assets                              25,251,821
21,298,752
                                            -----------
-----------

                                           $477,538,623
$456,501,585
                                            ===========
===========

LIABILITIES

   Accounts payable & accrued
     expenses (Note C)                     $    137,135         $
411,758
   Accounts payable affiliates                5,341,728
5,280,848
   Capital contributions payable (Note D)    75,659,652
73,541,468
   Line of credit                               982,678
200,000
                                            -----------
-----------

                                             82,121,193
79,434,074
                                            -----------
-----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS




                                              June 30,
March 31,
                                                1999
1999
                                             (Unaudited)
(Audited)
                                             -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest,
      $10 stated value per BAC; 65,000,000
      authorized BACs; 52,595,022 issued and
      outstanding as of June 30, 1999        395,732,185
377,341,887
   General Partner                              (541,749)
(501,370)
   Unrealized gain (loss) on securities
    available for sale, net                      226,994
226,994
                                             -----------
-----------

                                             395,417,430
377,067,511
                                             -----------
-----------

                                            $477,538,623
$456,501,585
                                             ===========
===========



















       The accompanying notes are an integral part of these statements.

                    Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     Series 20

---------------------------
                                       June 30,        March 31,
                                                1999
1999
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $20,418,655
$20,817,668

OTHER ASSETS
   Cash and cash equivalents                   355,794
223,286
   Investments                                       -
-
   Notes receivable                                  -
-
   Acquisition costs                            97,342
98,235
   Organization costs, net of
     accumulated amortization (Note B)           4,786
10,607
   Other assets                                628,202
726,093
                                            ----------
----------

                                           $21,504,779
$21,875,889
                                            ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $         -      $
-
   Accounts payable affiliates               1,426,776
1,331,964
   Capital contributions payable (Note D)      388,026
388,026
   Line of credit                                    -
-
                                            ----------
----------

                                             1,814,802
1,719,990
                                            ----------
----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                       Series 20

---------------------------
                                        June 30,        March 31,
                                                1999
1999
                                             (Unaudited)
(Audited)
                                             -----------
---------

Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 3,866,700 issued and
      outstanding as of June 30, 1999       19,823,642
20,284,905
   General Partner                            (133,665)
(129,006)
   Unrealized gain (loss) on securities
    for sale, net                                    -
-
                                            ----------
----------

                                            19,689,977
20,155,899
                                            ----------
----------

                                           $21,504,779
$21,875,889
                                            ==========
==========




















         The accompanying notes are an integral part of these statements.

                     Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                    Series 21

----------------------------
                                      June 30,       March 31,
                                               1999
1999
                                            (Unaudited)
(Audited)
                                            -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $ 7,651,774      $
7,984,415

OTHER ASSETS
   Cash and cash equivalents                   145,990
204,141
   Investments                                 833,348
777,925
   Notes receivable                            641,542
641,542
   Acquisition costs                            53,243
53,731
   Organization costs, net of
     accumulated amortization (Note B)               -
-
   Other assets                                291,779
268,066
                                            ----------
----------

                                           $ 9,617,676      $
9,929,820
                                            ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $         -      $
-
   Accounts payable affiliates                 680,130
623,670
   Capital contributions payable (Note D)      709,193
709,193
   Line of credit                                    -
-
                                            ----------
----------

                                             1,389,323
1,332,863
                                            ----------
----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                          Series
21
                                                -
----------------------------
                                           June 30,         March
31,
                                                   1999
1999
                                                (Unaudited)
(Audited)
                                                -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 1,892,700 issued and
      outstanding as of December 31, 1998 n     8,302,579
8,667,497
   General Partner                                (79,724)
(76,038)
   Unrealized gain (loss) on securities
    for sale, net                                   5,498
5,498
                                               ----------
----------

                                                8,228,353
8,596,957
                                               ----------
----------

                                              $ 9,617,676       $
9,929,820
                                               ==========
==========





















         The accompanying notes are an integral part of these statements.

                     Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     Series 22
                                            --------
--------------------

                                       June 30,        March 31,
                                                1999
1999
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $14,769,160
$14,961,440

OTHER ASSETS
   Cash and cash equivalents                   302,131
319,333
   Investments                                 291,955
272,533
   Notes receivable                            450,981
462,686
   Acquisition costs                           168,844
168,844
   Organization costs, net of
     accumulated amortization (Note B)           6,559
9,694
   Other assets                                164,442
165,466
                                            ----------
----------

                                           $16,154,072
$16,359,996
                                            ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $         -      $
-
   Accounts payable affiliates                 855,203
791,555
   Capital contributions payable (Note D)      548,232
550,641
   Line of credit                                    -
-
                                            ----------
----------

                                             1,403,435
1,342,196
                                            ----------
-----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series
22

----------------------------
                                                June 30,
March 31,
                                                   1999
1999
                                                (Unaudited)
(Audited)
                                                -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 2,564,400 issued and
      outstanding as of June 30, 1999         14,820,306
15,084,797     General Partner
(71,594)          (68,922)
   Unrealized gain (loss) on securities
    for sale, net                                   1,925
1,925
                                               ----------
----------

                                               14,750,637
15,017,800
----------        ----------

                                              $16,154,072
$16,359,996
                                               ==========
==========





















         The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     Series 23
                                             ------------------
--------
                                              June 30,
March 31,
                                                1999
1999
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $21,405,561
$21,681,096

OTHER ASSETS
   Cash and cash equivalents                   497,115
610,758
   Investments                                       -
-
   Notes receivable                            306,751
456,751
   Aquisition costs                            170,207
171,769
   Organization costs, net of
     accumulated amortization (Note B)          13,665
16,933
   Other assets                                378,455
393,309
                                            ----------
----------

                                           $22,771,754
$23,330,616
                                            ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $         -      $
-
   Accounts payable affiliates                 473,221
413,155
   Capital contributions payable (Note D)      487,851
772,817
   Line of credit                                    -
-
                                            ----------
----------

                                               961,072
1,185,972
                                            ----------
----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series
23

---------------------------
                                                 June 30,
March 31,
                                                   1999
1999
                                                (Unaudited)
(Audited)
                                                -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 3,336,727 issued and
      outstanding as of June 30, 1999           21,877,422
22,208,044
   General Partner                                 (66,740)
(63,400)
   Unrealized gain (loss) on securities
    for sale, net                                        -
-                                                  ----------
----------

                                                21,810,682
22,144,644
                                                ----------
----------

                                              $ 22,771,754
$23,330,616
                                                ==========
==========





















        The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      Series 24
                                             ---------------------
-----
                                      June 30,         March 31,
                                                1999
1999
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $13,522,339
$13,973,053

OTHER ASSETS
   Cash and cash equivalents                   324,426
304,564
   Investments                                 201,438
188,039
   Notes receivable                            551,375
551,210
   Acquisition costs                           278,074
280,602
   Organization costs, net of
     accumulated amortization (Note B)          16,225
19,470
   Other assets                                676,015
674,603
                                            ----------
----------

                                           $15,569,892
$15,991,541
                                            ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $    12,000      $
-
   Accounts payable affiliates                 604,600
546,259
   Capital contributions payable (Note D)    1,269,494
1,285,736
   Line of credit                                    -
-
                                            ----------
----------

                                             1,886,094
1,831,995
                                            ----------
----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series
24

----------------------------
                                                 June 30,
March 31,
                                                   1999
1999
                                                (Unaudited)
(Audited)
                                                -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 2,169,878 issued and
      outstanding as of June 30, 1999           13,730,942
14,201,933
   General Partner                                 (48,473)
(43,716)
   Unrealized gain (loss) on securities
    for sale, net                                    1,329
1,329
                                                ----------
----------

                                                13,683,798
14,159,546
                                                ----------
----------

                                               $15,569,892
$15,991,541
                                                ==========
==========





















         The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      Series 25
                                             --------------------
------
                                              June 30,
March 31,
                                                1999
1999
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $20,429,392
$20,921,953

OTHER ASSETS
   Cash and cash equivalents                   614,732
660,000       Investments
567,433          529,693
   Notes receivable                            546,714
551,221
   Acquisition costs                           279,265
281,804
   Organization costs, net of
     accumulated amortization (Note B)          15,732
18,354
   Other assets                              1,324,696
1,322,390
                                            ----------
----------

                                           $23,777,964
$24,285,415
                                            ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $         -      $
-
   Accounts payable affiliates                 340,845
272,676
   Capital contributions payable (Note D)    2,673,557
2,704,223
   Line of credit                                    -
-
                                            ----------
----------

                                             3,014,402
2,976,899
                                            ----------
----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                          Series
25

---------------------------
                                                  June 30,
March 31,
                                                    1999
1999
                                                 (Unaudited)
(Audited)
                                                 -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 3,026,109 issued and
      outstanding as of June 30, 1999           20,809,583
21,349,087
   General Partner                                 (49,847)
(44,397)
   Unrealized gain (loss) on securities
    for sale, net                                    3,826
3,826
                                                ----------
----------

                                                20,763,562
21,308,516
                                                ----------
----------

                                               $23,777,964
$24,285,415
                                                ==========
==========





















         The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     Series 26

--------------------------
                                              June 30,
March 31,
                                                1999
1999
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $29,640,539
$29,938,230

OTHER ASSETS
   Cash and cash equivalents                    764,408
1,190,003
   Investments                                1,160,165
721,150
   Notes receivable                             583,670
653,909
   Acquisition costs                            473,111
475,012
   Organization costs, net of
     accumulated amortization (Note B)           37,862
42,595
   Other assets                               3,652,509
3,856,657
                                             ----------
----------

                                            $36,312,264
$36,877,556
                                             ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $        90      $
90
   Accounts payable affiliates                  366,175
266,608
   Capital contributions payable (Note D)     5,189,760
5,548,536
   Line of credit                                     -
-
                                             ----------
----------

                                              5,556,025
5,815,234
                                             ----------
----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series
26

---------------------------
                                                June 30,
March 31,
                                                   1999
1999
                                                (Unaudited)
(Audited)
                                                -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 3,995,900 issued and
      outstanding as of June 30, 1999          30,782,468
31,085,523
   General Partner                                (32,755)
(29,727)
   Unrealized gain (loss) on securities
    for sale, net                                   6,526
6,526
                                               ----------
----------

                                               30,756,239
31,062,322
                                               ----------
----------

                                              $36,312,264
$36,877,556
                                               ==========
==========





















         The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     Series 27

--------------------------
                                              June 30,
March 31,
                                                1999
1999
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $17,429,918
$16,996,406

OTHER ASSETS
   Cash and cash equivalents                  1,049,937
1,328,141
   Investments                                  151,000
140,982
   Notes receivable                             227,810
270,649
   Acquisition costs                            402,321
402,321
   Organization costs, net of
     accumulated amortization (Note B)           34,925
38,806
   Other assets                               1,000,496
1,017,819
                                             ----------
----------

                                            $20,296,407
$20,195,124
                                             ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $         -      $
-
   Accounts payable affiliates                  507,852
430,737
   Capital contributions payable (Note D)     1,913,594
1,645,618
   Line of credit                                     -
-
                                             ----------
----------

                                              2,421,446
2,076,355
                                             ----------
----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                      Series 27

---------------------------
                                              June 30,
March 31,
                                                1999
1999
                                             (Unaudited)
(Audited)
                                             -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 2,460,700 issued and
      outstanding as of June 30, 1999          17,900,976
18,142,362
   General Partner                                (27,698)
(25,276)
   Unrealized gain (loss) on securities
    for sale, net                                   1,683
1,683
                                               ----------
----------

                                               17,874,961
18,118,769
                                               ----------
----------

                                              $20,296,407
$20,195,124
                                               ==========
==========





















     The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     Series 28
                                             --------------------
------
                                      June 30,         March 31,
                                                1999
1999
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $32,035,669
$32,194,655

OTHER ASSETS
   Cash and cash equivalents                    571,348
569,820
   Investments                                3,549,402
4,164,571
   Notes receivable                           1,477,458
1,477,458
   Acquisition costs                             70,115
70,092
   Organization costs, net of
     accumulated amortization (Note B)           50,814
55,896
   Other assets                                  70,335
205,606
                                             ----------
----------

                                            $37,825,141
$38,738,098
                                             ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $         -      $
-
   Accounts payable affiliates                      355
256,148
   Capital contributions payable (Note D)     3,992,036
4,440,923
   Line of credit                                     -
-
                                             ----------
----------

                                              3,992,391
4,697,071
                                             ----------
----------

               Boston Capital Tax Credit Fund IV L.P.

                           BALANCE SHEETS


                                                      Series 28

----------------------------
                                        June 30,         March
31,
                                                1999
1999
                                             (Unaudited)
(Audited)
                                             -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 4,000,738 issued and
      outstanding as of June 30, 1999          33,807,776
34,013,990
   General Partner                                 (5,748)
(3,685)
   Unrealized gain (loss) on securities
    for sale, net                                  30,722
30,722
                                               ----------
----------

                                               33,832,750
34,041,027
                                               ----------
----------

                                              $37,825,141
$38,738,098
                                               ==========
==========
























      The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      Series 29
                                             ----------------
---------
                                              June 30,
March 31,
                                                1999
1999
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $30,794,969
$31,006,270

OTHER ASSETS
   Cash and cash equivalents                  1,222,255
1,066,404
   Investments                                3,637,215
5,250,347
   Notes receivable                             835,878
835,878
   Acquisition costs                             42,453
13,596
   Organization costs, net of
     accumulated amortization (Note B)           45,644
49,448
   Other assets                                  33,524
26,001
                                             ----------
----------

                                            $36,611,938
$38,247,944
                                             ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $         -      $
-
   Accounts payable affiliates                    6,511
6,511
   Capital contributions payable (Note D)     4,474,755
5,800,186
   Line of credit                                     -
-
                                             ----------
----------

                                              4,481,266
5,806,697
                                             ----------
----------














                                     21
                Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series
29

---------------------------
                                                June 30,
March 31,
                                                  1999
1999
                                                (Unaudited)
(Audited)
                                                -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 3,991,800 issued and
      outstanding as of June 30, 1999          32,124,412
32,431,904
   General Partner                                (19,983)
(16,900)
   Unrealized gain (loss) on securities
    for sale, net                                  26,243
26,243
                                               ----------
----------

                                               32,130,672
32,441,247
                                               ----------
----------

                                              $36,611,938
$38,247,944
                                               ==========
==========
























         The accompanying notes are an integral part of these statements.

                                     22

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     Series 30
                                            ---------------------
-----
                                             June 30,
March 31,
                                               1999
1999
                                            (Unaudited)
(Audited)
                                            -----------      --
-------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $21,153,181
$18,385,611

OTHER ASSETS
   Cash and cash equivalents                    686,138
1,339,143
   Investments                                4,067,861
5,366,697
   Notes receivable                             105,438
1,415,196
   Acquisition costs                            535,608
510,332
   Organization costs, net of
     accumulated amortization (Note B)           45,036
48,501
   Other assets                               1,223,205
888,146
                                             ----------
----------

                                            $27,816,467
$27,953,626
                                             ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $         -      $
-
   Accounts payable affiliates                    6,196
6,196
   Capital contributions payable (Note D)     5,115,010
5,188,387
   Line of credit                                     -
-
                                             ----------
----------

                                              5,121,206
5,194,583
                                             ----------
----------














                                     23
                Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series
30
                                                -----------------
---------
                                                 June 30,
March 31,
                                                   1999
1999
                                                (Unaudited)
(Audited)
                                                -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 2,651,100,
      issued and outstanding
      as of June 30, 1999                      22,670,747
22,733,909
General Partner                                      (356)
264
   Unrealized gain (loss) on securities
    for sale, net                                  24,870
24,870
                                               ----------
----------

                                               22,695,261
22,759,043
                                               ----------
----------

                                              $27,816,467
$27,953,626
                                               ==========
==========



















         The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      Series 31
                                            ---------------------
----
                                              June 30,      March
31,
                                                1999
1999
                                             (Unaudited)
(Audited)
                                             -----------     ---
------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $34,938,816
$35,524,458

OTHER ASSETS
   Cash and cash equivalents                    827,292
1,294,456
   Investments                                4,756,661
5,366,127
   Notes receivable                           1,903,880
2,221,022
   Acquisition costs                                  -
-
   Organization costs, net of
     accumulated amortization (Note B)           47,959
51,385
   Other assets                               1,248,488
974,611
                                             ----------
----------

                                            $43,723,096
$45,432,059
                                             ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $     1,660      $
1,660
   Accounts payable affiliates                    1,390
1,390
   Capital contributions payable (Note D)     6,976,731
8,010,788
   Line of credit                                     -
-
                                             ----------
----------

                                              6,979,781
8,013,838
                                             ----------
----------

             Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                        Series 31
                                                ---------------
-----------
                                                 June 30,
March 31,
                                                   1999
1999
                                                (Unaudited)
(Audited)
                                                -----------     -
--------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 4,417,857
      issued and outstanding
      as of June 30, 1999                      36,737,223
37,405,408
   General Partner                                (12,046)
(5,325)
   Unrealized gain (loss) on securities
    for sale, net                                  18,138
18,138
                                               ----------
----------

                                               36,743,315
37,418,221
                                               ----------
----------

                                              $43,723,096
$45,432,059
                                               ==========
==========






















         The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                    Series 32
                                           ----------------------
-----
                                              June 30,
March 31,
                                                1999
1999
                                             (Unaudited)
(Audited)
                                             -----------      ---
------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $38,836,413
$35,492,664

OTHER ASSETS
   Cash and cash equivalents                    730,193
1,625,906
   Investments                                8,181,235
9,246,829
   Notes receivable                             873,301
1,995,249
   Acquisition costs                            767,342
723,349
   Organization costs, net of
     accumulated amortization (Note B)           47,452
50,418
   Other assets                               1,488,132
1,970,512
                                             ----------
----------

                                            $50,924,068
$51,104,927
                                             ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $         -      $
-
   Accounts payable affiliates                      103
103
   Capital contributions payable (Note D)     9,883,422
10,155,068
   Line of credit                                     -
-
                                             ----------
----------

                                              9,883,525
10,155,171
----------       ----------

             Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                        Series 32
                                                ----------------
-----------
                                                 June 30,
March 31,
                                                   1999
1999
                                                (Unaudited)
(Audited)
                                                -----------
---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 4,754,198 issued and
      outstanding as of June 30, 1999          41,001,048
40,911,216
   General Partner                                  3,441
2,486
   Unrealized gain (loss) on securities
    for sale, net                                  36,054
36,054
                                               ----------
----------

                                               41,040,543
40,949,756
                                               ----------
----------

                                              $50,924,068
$51,104,927
                                               ==========
==========



















         The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      Series 33
                                            ---------------------
-----
                                              June 30,
March 31,
                                                1999
1999
                                             (Unaudited)
(Audited)
                                             -----------     ----
------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $21,082,781
$19,871,865

OTHER ASSETS
   Cash and cash equivalents                    810,149
685,857
   Investments                                4,784,708
5,892,859
   Notes receivable                              46,280
46,280
   Acquisition costs                            685,203
668,353
   Organization costs, net of
     accumulated amortization (Note B)           79,116
83,770
   Other assets                                 423,334
1,078,560
                                             ----------     -----
-----

                                            $27,911,571
$28,327,544
                                             ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $         -    $
-
   Accounts payable affiliates                    6,443
6,443
   Capital contributions payable (Note D)     5,024,026
5,507,151
   Line of credit                                     -
-
                                             ----------     -----
-----

                                              5,030,469
5,513,594
                                             ----------     -----
-----

             Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                        Series 33
                                               ------------------
----------
                                                June 30,
March 31,
                                                  1999
1999
                                               (Unaudited)
(Audited)
                                               -----------
----------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 2,636,533 issued and
      outstanding as of June 30,1999           22,843,122
22,776,691
   General Partner                                  2,662
1,941
   Unrealized gain (loss) on securities
    for sale, net                                  35,318
35,318
                                               ----------
----------

                                               22,881,102
22,813,950
                                               ----------
----------

                                              $27,911,571
$28,327,544
                                               ==========
==========






















        The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      Series 34
                                            ---------------------
-----
                                              June 30,
March 31,
                                                1999
1999
                                             (Unaudited)
(Audited)
                                             -----------     ----
------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $24,150,928
$22,247,242

OTHER ASSETS
   Cash and cash equivalents                    843,074
2,482,579
   Investments                                9,317,679
9,666,568
   Notes receivable                           2,875,266
1,678,562
   Acquisition costs                            985,234
904,527
   Organization costs, net of
     accumulated amortization (Note B)          104,919
110,441
   Other assets                               3,500,830
5,146,310
                                             ----------     -----
-----

                                            $41,777,930
$42,236,229
                                             ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $       493    $
493
   Accounts payable affiliates                   32,894
32,894
   Capital contributions payable (Note D)    11,606,431
12,032,400
   Line of credit                                     -
-
                                             ----------     -----
-----

                                             11,639,818
12,065,787
                                             ----------     -----
-----

             Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                        Series 34
                                               ------------------
----------
                                                June 30,
March 31,
                                                  1999
1999
                                               (Unaudited)
(Audited)
                                               -----------
----------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs;
      3,529,319 respectively, issued and
      outstanding as of June 30,1999           30,104,277
30,136,760
   General Partner                                    552
399
   Unrealized gain (loss) on securities
    for sale, net                                  33,283
33,283
                                               ----------
----------

                                               30,138,112
30,170,442
                                               ----------
----------

                                              $41,777,930
$42,236,229
                                               ==========
==========






















        The accompanying notes are an integral part of these statements.

                                     32
             Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      Series 35
                                            ---------------------
-----
                                              June 30,
March 31,
                                                1999
1999
                                             (Unaudited)
(Audited)
                                             -----------     ----
------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $18,879,661
$10,632,978

OTHER ASSETS
   Cash and cash equivalents                  3,740,183
247,876
   Investments                                8,203,486
393,605
   Notes receivable                           1,699,538
916,860
   Acquisition costs                          3,151,200
822,404
   Organization costs, net of
     accumulated amortization (Note B)          122,157
16,875
   Other assets                               9,147,379
2,584,603
                                             ----------     -----
-----

                                            $44,943,604
$15,615,201
                                             ==========
==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $   122,892    $
409,515
   Accounts payable affiliates                   33,034
294,539
   Capital contributions payable (Note D)    15,407,534
8,801,775
   Line of credit                               982,678
200,000
                                             ----------     -----
-----

                                             16,546,138
9,705,829
                                             ----------     -----
-----

             Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                        Series 35
                                               ------------------
----------
                                                June 30,
March 31,
                                                  1999
1999
                                               (Unaudited)
(Audited)
                                               -----------
----------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs;
      3,300,463 respectively, issued and
      outstanding as of June 30,1999           28,395,662
5,907,861
   General Partner                                    225
(68)
   Unrealized gain (loss) on securities
    for sale, net                                   1,579
1,579
                                               ----------
----------

                                               28,397,466
5,909,372
                                               ----------
----------

                                              $44,943,604
$15,615,201
                                               ==========
==========






















        The accompanying notes are an integral part of these statements.

                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                    (Unaudited)



                                             1999         1998
                                             ----         ----

Income
  Interest income                       $   772,280   $ 1,060,736
  Other income                                5,550         1,500
                                         ----------    ----------

                                            782,830     1,062,236
                                         ----------    ----------

Share of income (loss) from
  Operating Partnerships                 (3,374,833)
(2,896,448)
                                         ----------    ----------

Expenses
  Professional fees                         140,502       170,383
  Fund management fee (Note C)              913,482       794,659
  Amortization                               69,261        47,217
  General and administrative expenses       322,582       304,003
                                         ----------    ----------

                                          1,445,827     1,316,262
                                         ----------    ----------


  NET INCOME (LOSS)                     $(4,037,830)
$(3,150,474)
                                         ==========    ==========

Net income (loss) allocated to
  limited partners                      $(3,997,452)
$(3,118,969)
                                         ==========    ==========

Net income (loss) allocated to
  general partner                       $   (40,378)  $
(31,505)
                                         ==========    ==========

Net income (loss) per BAC               $     (1.34)  $
(1.05)
                                         ==========    ==========








       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                            (Unaudited)

                                                      Series 20

-----------------------
                                                  1999
1998
                                                  ----
----
Income
  Interest income                              $   8,442     $
6,223
  Other income                                     5,550
-
                                                --------
--------

                                                  13,992
6,223
                                                --------
--------

Share of income (loss) from Operating
  Partnerships                                  (382,179)
(651,369)
                                                --------
--------

Expenses
  Professional fees                                8,522
8,358
  Fund management fee (Note C)                    74,288
93,153
  Amortization                                     6,714
5,821
  General and administrative expense               8,211
9,874
                                                --------
--------

                                                  97,735
117,206
                                                --------
--------


  NET INCOME (LOSS)                            $(465,922)
$(762,352)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(461,263)
$(754,729)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (4,659)    $
(7,623)
                                                ========
========

Net income (loss) per BAC                      $    (.12)    $
(.20)
                                                ========
========









        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                            (Unaudited)

                                                      Series 21

-----------------------
                                                  1999
1998
                                                  ----
----
Income
  Interest income                              $  14,855     $
23,053
  Other income                                         -
-
                                                --------
--------
                                                  14,855
23,053
                                                --------
--------

Share of income (loss) from Operating
  Partnerships                                  (309,934)
(185,268)
                                                --------
--------

Expenses
  Professional fees                                6,976
7,357
  Fund management fee (Note C)                    56,460
42,460
  Amortization                                       488
4,739
  General and administrative expense               9,601
13,792
                                                --------
--------

                                                  73,525
68,348
                                                --------
--------


  NET INCOME (LOSS)                            $(368,604)
$(230,563)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(364,918)
$(228,257)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (3,686)    $
(2,306)
                                                ========
========

Net income (loss) per BAC                      $    (.20)    $
(.13)
                                                ========
========








        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                            (Unaudited)

                                                      Series 22

-----------------------
                                                  1999
1998
                                                  ----
----
Income
  Interest income                              $   5,346     $
9,405
  Other income                                         -
1,500
                                                --------      -
-------

                                                   5,346
10,905
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (193,654)
(136,316)
                                                --------      -
-------

Expenses
  Professional fees                                8,122
7,593
  Fund management fee (Note C)                    59,867
60,743
  Amortization                                     3,135
3,135
  General and administrative expense               7,731
8,959
                                                --------      -
-------

                                                  78,855
80,430
                                                --------      -
-------


  NET INCOME (LOSS)                            $(267,163)
$(205,841)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(264,491)
$(203,782)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (2,672)    $
(2,059)
                                                ========
========

Net income (loss) per BAC                      $    (.10)    $
(.08)
                                                ========
========








        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                     STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                            (Unaudited)

                                                      Series 23

-----------------------
                                                  1999
1998
                                                  ----
----
Income
  Interest income                              $   2,717     $
9,402
  Other income                                         -
-
                                                --------      -
-------

                                                   2,717
9,402
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (268,288)
(265,863)
                                                --------      -
-------

Expenses
  Professional fees                                5,824
7,946
  Fund management fee (Note C)                    50,336
58,816
  Amortization                                     4,830
3,268
  General and administrative expense               7,401
9,085
                                                --------      -
-------

                                                  68,391
79,115
                                                --------      -
-------


  NET INCOME (LOSS)                            $(333,962)
$(335,576)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(330,622)
$(332,220)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (3,340)    $
(3,356)
                                                ========
========

Net income (loss) per BAC                      $    (.10)    $
(.10)
                                                ========
========








        The accompanying notes are an integral part of these
statements.
                                     39

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                            (Unaudited)

                                                      Series 24

-----------------------
                                                  1999
1998
                                                  ----
----
Income
  Interest income                              $   4,399     $
5,489
  Other income                                         -
-
                                                --------      -
-------

                                                   4,399
5,489
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (436,704)
(364,511)
                                                --------      -
-------

Expenses
  Professional fees                                6,674
7,312
  Fund management fee (Note C)                    20,982
58,287
  Amortization                                     5,796
3,245
  General and administrative expense               9,991
8,238
                                                --------      -
-------

                                                  43,443
77,082
                                                --------      -
-------


  NET INCOME (LOSS)                            $(475,748)
$(436,104)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(470,991)
$(431,743)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (4,757)    $
(4,361)
                                                ========
========

Net income (loss) per BAC                      $    (.22)    $
(.20)
                                                ========
========








        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                            (Unaudited)

                                                      Series 25

-----------------------
                                                  1999
1998
                                                  ----
----
Income
  Interest income                              $  12,633     $
21,318
  Other income                                         -
-
                                                --------      -
-------

                                                  12,633
21,318
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (483,594)
(628,641)
                                                --------      -
-------

Expenses
  Professional fees                                6,502
8,906
  Fund management fee (Note C)                    51,169
64,369
  Amortization                                     6,427
2,623
  General and administrative expense               9,895
14,378
                                                --------      -
-------

                                                  73,993
90,276
                                                --------      -
-------


  NET INCOME (LOSS)                            $(544,954)
$(697,599)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(539,504)
$(690,623)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (5,450)    $
(6,976)
                                                ========
========

Net income (loss) per BAC                      $    (.17)    $
(.22)
                                                ========
========








        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                            (Unaudited)

                                                      Series 26

-----------------------
                                                  1999
1998
                                                  ----
----
Income
  Interest income                              $  22,811     $
126,427
  Other income                                         -
-
                                                --------      -
-------

                                                  22,811
126,427
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (216,215)
(332,331)
                                                --------      -
-------

Expenses
  Professional fees                               13,592
13,318
  Fund management fee (Note C)                    72,271
88,830
  Amortization                                     9,073
4,733
  General and administrative expense              14,498
42,460
                                                --------      -
-------

                                                 109,434
149,341
                                                --------      -
-------


  NET INCOME (LOSS)                            $(302,838)
$(355,245)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(299,810)
$(351,693)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (3,028)    $
(3,552)
                                                ========
========

Net income (loss) per BAC                      $    (.08)    $
(.09)
                                                ========
========








        The accompanying notes are an integral part of these statements.

                 Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                            (Unaudited)

                                                      Series 27

-----------------------
                                                  1999
1998
                                                  ----
----
Income
  Interest income                              $   6,510     $
44,958
  Other income                                         -
-
                                                --------      -
-------

                                                   6,510
44,958
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (169,095)
(128,857)
                                                --------      -
-------

Expenses
  Professional fees                                5,716
9,788
  Fund management fee (Note C)                    64,115
75,829
  Amortization                                     3,881
3,881
  General and administrative expense               5,946
18,362
                                                --------      -
-------

                                                  79,658
107,860
                                                --------      -
-------


  NET INCOME (LOSS)                            $(242,243)
$(191,759)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(239,821)
$(189,842)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (2,422)    $
(1,917)
                                                ========
========

Net income (loss) per BAC                      $    (.10)    $
(.08)
                                                ========
========







        The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Three Months Ended June 30,
                            (Unaudited)

                                                Series 28
                                        ---------------
-----------
                                   1999 1998
                                           ----           ----
 Income
  Interest income                      $  71,064      $ 193,365
  Other income                                 -              -
                                        --------       --------

                                          71,064        193,365
                                        --------       --------

Share of income (loss) from
  Operating Partnerships                (153,678)       (47,997)
                                        --------       --------

Expenses
  Professional fees                       10,222         18,459
  Fund management fee (Note C)            76,077         69,177
  Amortization                             5,081          5,081
  General and administrative expense      32,306         70,757
                                        --------       --------
                                         123,686        163,474
                                        --------       --------

  NET INCOME (LOSS)                    $(206,300)     $ (18,106)
                                        ========       ========

Net income (loss) allocated to
  limited  partners                    $(204,237)     $ (17,925)
                                        ========       ========

Net income (loss) allocated to
  general partner                      $  (2,063)     $    (181)
                                        ========       ========

Net income (loss) per BAC              $    (.05)     $       -
                                        ========       ========







        The accompanying notes are an integral part of these statements.

                 Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Three Months Ended June 30,
                            (Unaudited)

                                                Series 29
                                        ---------------
-----------
                                           1999           1998
                                           ----           ----
Income
  Interest income                      $  66,196      $ 144,937
  Other income                                 -              -
                                        --------       --------

                                          66,196        144,937
                                        --------       --------

Share of income (loss) from
  Operating Partnerships                (263,726)      (110,963)
                                        --------       --------

Expenses
  Professional fees                        9,436         40,762
  Fund management fee (Note C)            66,710         69,218
  Amortization                             3,804          3,804
  General and administrative expense      30,839         16,405
                                        --------       --------
                                         110,789        130,189
                                        --------       --------

  NET INCOME (LOSS)                    $(308,319)     $ (96,215)
                                        ========       ========

Net income (loss) allocated to
  limited  partners                    $(305,236)     $ (95,253)
                                        ========       ========

Net income (loss) allocated to
  general partner                      $  (3,083)     $    (962)
                                        ========       ========

Net income (loss) per BAC              $    (.06)     $    (.01)
========       ========








        The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Three Months Ended June 30,
                            (Unaudited)

                                                Series 30
                                         ------------------------
                                           1999            1998
                                           ----            ----
Income
  Interest income                      $  69,427       $ 160,643
  Other income                                 -               -
                                        --------        --------

                                          69,427         160,643
                                        --------        --------

Share of income (loss) from
  Operating Partnerships                 (51,871)         41,475
                                        --------        --------

Expenses
  Professional fees                       10,224          14,218
  Fund management fee (Note C)            38,013          30,359
  Amortization                             3,464           3,461
  General and administrative expense      27,816          29,504
                                        --------        --------
                                          79,517          77,542
                                        --------        --------

  NET INCOME (LOSS)                    $ (61,961)      $ 124,576
                                        ========        ========

Net income (loss) allocated to
  limited  partners                    $ (61,341)      $ 123,331
                                        ========        ========

Net income (loss) allocated to
  general partner                      $    (620)      $   1,245
                                        ========        ========

Net income (loss) per BAC              $    (.03)      $     .05
                                        ========        ========








        The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                     Three Months Ended June 30,
                            (Unaudited)

                                                Series 31
                                        ------------------------
                                           1999            1998
                                           ----            ----
Income
  Interest income                       $  65,774      $ 205,163
  Other income                                  -              -
                                         --------       --------

                                           65,774        205,163
                                         --------       --------
Share of income (loss) from
  Operating Partnerships                 (609,284)       (72,009)
                                         --------       --------

Expenses
  Professional fees                        10,710         20,740
  Fund management fee (Note C)             89,724         63,381
  Amortization                              3,426          3,426
  General and administrative expense       24,700         45,864
                                         --------       --------
                                          128,560        133,411
                                         --------       --------

  NET INCOME (LOSS)                     $(672,070)     $    (257)
                                         ========       ========

Net income (loss) allocated to
  limited  partners                     $(665,349)     $    (254)
                                         ========       ========

Net income (loss) allocated to          $  (6,721)     $      (3)
  general partner                        ========       ========

Net income (loss) per BAC               $    (.15)     $       -
                                         ========       ========








        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                            (Unaudited)

                                                    Series 32
                                            ---------------------
------
                                               1999
1998
                                               ----            --
--

Income
  Interest income                           $ 130,803       $
110,353
  Other income                                      -
-
                                             --------        ----
----

                                              130,803
110,353
                                             --------        ----
----

Share of income (loss) from Operating
  Partnerships                                 86,007
(13,798)
                                             --------        ----
----

Expenses
  Professional fees                            12,004
5,626
  Fund management fee (Note C)                 68,046
20,037
  Amortization                                  2,966
-
  General and administrative expense           38,275
16,325
                                              -------        ----
----

                                              121,291
41,988
                                             --------        ----
----


  NET INCOME (LOSS)                         $  95,519       $
54,567
                                             ========
========

Net income (loss) allocated to
  limited  partners                         $  94,564       $
54,021
                                             ========
========
Net income (loss) allocated to
  general partner                           $     955       $
546
                                             ========
========

Net income (loss) per BAC                   $     .02       $
 .01
                                             ========
========








        The accompanying notes are an integral part of these statements.

                                     48
                Boston Capital Tax Credit Fund IV L.P.

                      STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                            (Unaudited)

                                            Series 33*
Series 34*
                                            -----------     -----
------
                                               1999
1999
                                               ----            --
--

Income
  Interest income                           $ 101,468       $
122,951
  Other income                                      -
-
                                             --------        ----
----

                                              101,468
122,951
                                             --------        ----
----

Share of income (loss) from Operating
  Partnerships                                 77,382
-
                                             --------        ----
----

Expenses
  Professional fees                             9,470
11,565
  Fund management fee (Note C)                 54,717
47,660
  Amortization                                  4,654
5,522
  General and administrative expense           37,877
42,876
                                              -------        ----
----

                                              106,718
107,623
                                             --------        ----
----


  NET INCOME (LOSS)                         $  72,132       $
15,328
                                             ========
========

Net income (loss) allocated to
  limited  partners                         $  71,411       $
15,175
                                             ========
========
Net income (loss) allocated to
  general partner                           $     721       $
153
                                             ========
========

Net income (loss) per BAC                   $     .03       $
 .00
                                             ========
========





* Series 33 and Series 34 did not commence operations until after June 30, 1998, therefore they do not have comparative information to report.

        The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Three Months Ended June 30,
                            (Unaudited)

                                              Series 35*
                                              ----------
                                                 1999
                                                ------
Income
  Interest income                             $  71,884
  Other income                                        -
                                               --------

                                                 71,884
                                               --------

Share of income (loss) from
  Operating Partnerships                              -
                                               --------
Expenses
  Professional fees                               4,943
  Fund management fee (Note C)                   23,047
  Amortization                                        -
  General and administrative expense             14,619
                                               --------

                                                 42,609
                                               --------

  NET INCOME (LOSS)                           $  29,275
                                               ========

Net income (loss) allocated to
  limited  partners                           $  28,982
                                               ========

Net income (loss) allocated to                $     293
  general partner                              ========

Net income (loss) per BAC                     $       -
                                               ========





* Series 35 did not commence operations until after June 30, 1998, therefore it does not have comparative information to report.

        The accompanying notes are an integral part of these statements.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                    Three Months Ended June 30, 1999
                                (Unaudited)


                                                 Accumulated
                                                   or other
                                     General    comprehensive
                      Assignees      Partner       income
Total
                      ---------      -------    --------------
-----


Partners' capital
  (deficit),
  April 1, 1999     $377,341,887    $(501,370)     $226,994
$377,067,511

Capital contribu-
  tions               25,962,625            -             -
25,962,625

Selling commissions
  and registration
  costs               (3,574,876)           -             -
(3,574,876)
Net income (loss)     (3,997,451)     (40,379)
(4,037,830)                       -----------     --------
-------     -----------
Partners' capital
  (deficit),
  June 30, 1999
                    $395,732,185    $(541,749)     $226,994
$395,417,430
                     ===========     ========       =======
===========



















       The accompanying notes are an integral part of these statements.

                     Boston Capital Tax Credit Fund IV L.P.
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                        Three Months Ended June 30, 1999
                                 (Unaudited)

                                                 Accumulated
                                                   or other
                                     General    comprehensive
                      Assignees      Partner       income
Total
                      ---------      -------    --------------
-----
Series 20
--------
Partners' capital
  (deficit),
  April 1, 1999      $20,284,905     $(129,006)    $      -
$20,155,899

Capital contribu-
  tions                        -             -            -
-

Selling commissions
  and registration
  costs                        -             -            -
-

Net income (loss)       (461,263)       (4,659)           -
(465,922)
                      ----------      --------      -------
----------
Partners' capital
  (deficit),
  June 30, 1999      $19,823,642     $(133,665)    $      -
$19,689,977
                      ==========      ========      =======
==========

Series 21
--------
Partners' capital
  (deficit),
  April 1, 1999      $ 8,667,497     $ (76,038)    $  5,498    $
8,596,957

Capital contribu-
  tions                        -             -            -
-

Selling commissions
  and registration
  costs                        -             -            -
-

Net income (loss)       (364,918)       (3,686)           -
(368,604)
                      ----------      --------     --------
----------
Partners' capital
  (deficit),
  June 30, 1999      $ 8,302,579     $ (79,724)   $   5,498    $
8,228,353                          ==========      ========
========     ==========


       The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Three Months Ended June 30, 1999
                                 (Unaudited)

                                                 Accumulated
                                                   or other
                                     General    comprehensive
                      Assignees      Partner       income
Total
                      ---------      -------    --------------
-----
Series 22
--------
Partners' capital
  (deficit),
  April 1, 1999      $15,084,797     $ (68,922)   $  1,925
$15,017,800

Capital contribu-
  tions                        -             -           -
-

Selling commissions
  and registration
  costs                        -             -           -
-

Net income (loss)       (264,491)       (2,672)          -
(267,163)
                      ----------      --------      ------
----------
Partners' capital
  (deficit),
  June 30, 1999      $14,820,306     $ (71,594)   $  1,925
$14,750,637
                      ==========      ========     =======
==========

Series 23
--------
Partners' capital
  (deficit),
  April 1, 1999      $22,208,044     $ (63,400)   $      -
$22,144,644

Capital contribu-
  tions                        -             -           -
-

Selling commissions
  and registration
  costs                        -             -           -
-

Net income (loss)       (330,622)       (3,340)          -
(333,962)
                      ----------      --------     -------
----------
Partners' capital
  (deficit),
  June 30, 1999      $21,877,422     $ (66,740)   $      -
$21,810,682
                      ==========      ========     =======
==========


             The accompanying notes are an integral part of these statements

                   Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Three Months Ended June 30, 1999
                                 (Unaudited)

                                                 Accumulated
                                                   or other
                                     General    comprehensive
                      Assignees      Partner       income
Total
                      ---------      -------    --------------
-----
Series 24
--------
Partners' capital
  (deficit),
  April 1, 1999      $14,201,933    $  (43,716)    $ 1,329
$14,159,546

Capital contribu-
  tions                        -             -           -
-

Selling commissions
  and registration
  costs                        -             -           -
-

Net income (loss)       (470,991)       (4,757)          -
(475,748)
                      ----------      --------     -------
----------
Partners' capital
  (deficit),
  June 30, 1999      $13,730,942     $ (48,473)   $  1,329
$13,683,798
                      ==========      ========     =======
==========

Series 25
--------
Partners' capital
  (deficit),
  April 1, 1999      $21,349,087     $ (44,397)   $  3,826
$21,308,516

Capital contribu-
  tions                        -             -           -
-

Selling commissions
  and registration
  costs                        -             -           -
-

Net income (loss)       (539,504)       (5,450)          -
(544,954)
                      ----------      --------     -------
----------
Partners' capital
  (deficit),
  June 30, 1999      $20,809,583     $ (49,847)   $  3,826
$20,763,562                           ==========      ========
=======     ==========


      The accompanying notes are an integral part of these statements.

                    Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Three Months Ended June 30, 1999
                                 (Unaudited)

                                                  Accumulated
                                                   or other
                                     General     comprehensive
                      Assignees      Partner        income
Total
                      ---------      -------     -------------
-----
Series 26
--------
Partners' capital
  (deficit),
  April 1, 1999      $31,085,523    $(29,727)      $ 6,526
$31,062,322

Capital contribu-
  tions                        -           -             -
-

Selling commissions
  and registration
  costs                   (3,245)          -             -
(3,245)

Net income (loss)       (299,810)     (3,028)            -
(302,838)
                      ----------     -------       -------
----------
Partners' capital
  (deficit),
  June 30, 1999      $30,782,468   $ (32,755)     $  6,526
$30,756,239
                      ==========     =======       =======
==========

Series 27
--------
Partners' capital
  (deficit),
  April 1, 1999      $18,142,362   $ (25,276)     $  1,683
$18,118,769

Capital contribu-
  tions                        -           -             -
-

Selling commissions
  and registration
  costs                   (1,565)          -             -
(1,565)

Net income (loss)       (239,821)     (2,422)            -
(242,243)
                       ---------     -------       -------
----------
Partners' capital
  (deficit),
  June 30, 1999      $17,900,976    $(27,698)     $  1,683
$17,874,961
                      ==========     =======       =======
==========


       The accompanying notes are an integral part of these statements.

                    Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Three Months Ended June 30, 1999
                                 (Unaudited)

                                                 Accumulated
                                                   or other
                                     General    comprehensive
                      Assignees      Partner       income
Total
                      ---------      -------    -------------
-----
Series 28
--------
Partners' capital
  (deficit),
  April 1, 1999      $34,013,990     $(3,685)     $ 30,722
$34,041,027

Capital contribu-
  tions                        -           -             -
-

Selling commissions
  and registration
  costs                   (1,977)          -             -
(1,977)

Net income (loss)       (204,237)     (2,063)            -
(206,300)
                      ----------      ------       -------
----------
Partners' capital
  (deficit),
  June 30, 1999      $33,807,776    $ (5,748)     $ 30,722
$33,832,750
                      ==========      ======       =======
==========


Series 29
--------
Partners' capital
  (deficit),
  April 1, 1999      $32,431,904    $(16,900)     $ 26,243
$32,441,247

Capital contribu-
  tions                        -           -             -
-

Selling commissions
  and registration
  costs                   (2,256)          -             -
(2,256)

Net income (loss)       (305,236)     (3,083)            -
(308,319)
                      ----------      ------       -------
----------
Partners' capital
  (deficit),
  June 30, 1999      $32,124,412    $(19,983)     $ 26,243
$32,130,672                            ==========      ======
=======    ==========


     The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                    Three Months Ended June 30, 1999
                                 (Unaudited)

                                                 Accumulated
                                                   or other
                                     General    comprehensive
                      Assignees      Partner       income
Total
                      ---------      -------    -------------
-----
Series 30
--------
Partners' capital
  (deficit),
  April 1, 1999      $22,733,909     $   264      $ 24,870
22,759,043

Capital contribu-
  tions                        -           -             -
-

Selling commissions
  and registration
  costs                   (1,821)          -             -
(1,821)

Net income (loss)        (61,341)       (620)            -
(61,961)
                      ----------      ------       -------
----------
Partners' capital
  (deficit),
  June 30, 1999      $22,670,747     $  (356)     $ 24,870
$22,695,261
                      ==========      ======       =======
==========


Series 31
--------
Partners' capital
  (deficit),
  April 1, 1999     $37,405,408     $(5,325)      $ 18,138
$37,418,221

Capital contribu-
  tions                       -           -              -
-

Selling commissions
  and registration
  costs                  (2,836)          -              -
(2,836)

Net income (loss)      (665,349)     (6,721)             -
(672,070)
                     ----------      ------        -------
----------
Partners' capital
  (deficit),
  June 30, 1999     $36,737,223    $(12,046)      $ 18,138
$(36,743,315)
                     ==========      ======        =======
==========


         The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Three Months Ended June 30, 1999
                                 (Unaudited)

                                                  Accumulated
                                                   or other
                                     General     comprehensive
                      Assignees      Partner        income
Total
                      ---------      -------      ------------
-----
Series 32
--------
Partners' capital
  (deficit),
  April 1, 1999      $40,911,216     $ 2,486     $  36,054
$40,949,756

Capital contribu-
  tions                        -           -             -
-

Selling commissions
  and registration
  costs                   (4,732)          -             -
(4,732)

Net income (loss)         94,564         955             -
95,519
                      ----------      ------       -------
----------
Partners' capital
  (deficit),
  June 30, 1999      $41,001,048     $ 3,441      $ 36,054
$41,040,543
                      ==========      ======       =======
==========

Series 33
--------
Partners' capital
  (deficit),
  April 1, 1999      $22,776,691     $ 1,941      $ 35,318
$22,813,950

Capital contribu-
  tions                        -           -             -
-

Selling commissions
  and registration
  costs                   (4,980)          -             -
(4,980)

Net income (loss)         71,411         721             -
72,132
                      ----------      ------       -------
----------
Partners' capital
  (deficit),
  June 30, 1999      $22,843,122     $ 2,662      $ 35,318
$22,881,102
                      ==========      ======       =======
==========


        The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Three Months Ended June 30, 1999
                                 (Unaudited)

                                                 Accumulated
                                                  or other
                                     General    comprehensive
                      Assignees      Partner       income
Total
                      ---------      -------    --------------
-----
Series 34
--------
Partners' capital
  (deficit),
  April 1, 1999      $30,136,760     $   399     $  33,283      $
30,170,442

Capital contribu-
  tions

Selling commissions
  and registration
  costs                  (47,658)          -             -
(47,658)

Net income (loss)         15,175         153             -
15,328                        ----------      ------
-------        ----------
Partners' capital
  (deficit),
  June 30, 1999      $30,104,277     $   552     $  33,283
$30,138,112
                      ==========      ======       =======
==========
Series 35
--------
Partners' capital
  (deficit),
  April 1, 1999      $ 5,907,861     $   (68)    $   1,579
$ 5,909,372

Capital contribu-     25,962,625           -             -
25,962,625
tions

Selling commissions
  and registration
  costs               (3,503,806)          -             -
(3,503,806)

Net income (loss)         28,982         293             -
29,275                        ----------      ------
-------        ----------
Partners' capital
  (deficit),
  June 30, 1999      $28,395,662     $   225     $   1,579
$28,397,466
                      ==========      ======       =======
==========

                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)



                                               1999
1998
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $(4,037,830)  $
(3,150,474)
    Adjustments
       Amortization                            69,261
47,217
       Distributions from
         Operating Partnerships                51,451
1,625
       Share of loss from Operating
         Partnerships                       3,374,833
2,896,448
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                  (105,282)
-
       (Decrease) Increase in accounts
         payable and accrued expenses        (274,623)
(5,335,787)
       Decrease (Increase) in prepaid
         expenses                                   -
-
       Decrease (Increase) in accounts
         receivable                        (3,934,007)
(3,413,017)
       (Decrease) Increase in accounts
         payable affiliates                    60,880
82,318
       Fleet Line                             782,678
-
                                          -----------    -
----------
         Net cash (used in) provided by
           operating activities            (4,012,639)
(8,871,670)
                                          -----------    -
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to be acquired                      (2,822,030)
(3,466,680)
     Capital contributions paid to
       Operating Partnerships             (15,543,112)
(24,175,291)
     Advances to Operating Partnerships     1,048,591
1,332,705
     Investments                           (1,725,661)
24,062,169
                                          -----------    -
----------
         Net cash (used in) provided by
           investing activities           (19,042,212)
(2,247,097)
                                          -----------    -
----------

                    Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30,
                                (Unaudited)

                                                1999
1998
                                                ----
----
Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid     (3,574,876)
(4,625,175)
     Capital contributions received        25,962,625
35,069,000
         Net cash (used in) provided by   -----------    -
----------
           financing activities            22,387,749
30,443,825
                                          -----------    -
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                  (667,102)
19,325,058


Cash and cash equivalents, beginning       14,152,267
4,193,020
-----------    -----------

Cash and cash equivalents, ending        $ 13,485,165   $
23,518,078
                                          ===========
===========

Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships          $ 15,269,423   $
16,640,013
                                          ===========
===========
















      The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)

                                                   Series 20
                                          ---
------------------------
                                               1999
1998
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $  (465,922)    $
(762,352)
    Adjustments
       Amortization                             6,714
5,821
       Distributions from
         Operating Partnerships                16,315
-
       Share of loss from Operating
Partnerships                        382,179        651,369
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
-
       (Decrease) Increase in accounts
         payable and accrued expenses               -
1,961
       Decrease (Increase ) in prepaid
         expenses                                   -
-
       Decrease (Increase) in accounts
         receivable                            98,410
(260,801)
       (Decrease) Increase in accounts
         payable affiliates                    94,812
94,773
                                           ----------
----------
         Net cash (used in) provided by
           operating activities               132,508
(269,229)
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   -
-
     Capital contributions paid to
       Operating Partnerships                       -
(97,459)
     Advances to Operating Partnerships             -
-
     Investments                                    -
373,276
                                           ----------
----------
         Net cash (used in) provided by
           investing activities                     -
275,817
                                           ----------
----------

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)

                                                     Series 20
                                          --
--------------------------
                                             1999
1998
                                             ----
----
Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -
-
     Capital contributions received                 -
-
        Net cash (used in) provided by     ----------
----------
           financing activities                     -
-
                                           ----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                   132,508
6,588


Cash and cash equivalents, beginning          223,286
198,679
                                           ----------
----------

Cash and cash equivalents, ending         $   355,794      $
205,267
                                           ==========
==========

Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $         -      $
-
                                           ==========
==========















       The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)

                                                   Series 21
                                          ---
-----------------------
                                               1999
1998
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                      $(368,604)
$(230,563)
    Adjustments
       Amortization                              488
4,739
       Distributions from
         Operating Partnerships                    -
-
       Share of loss from Operating
         Partnerships                        309,934
185,268
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                        -
-
       (Decrease) Increase in accounts
         payable and accrued expenses              -
1,778
       Decrease (Increase ) in prepaid
         expenses                                  -
-
       Decrease (Increase) in accounts
         receivable                           (1,006)
2,120
       (Decrease) Increase in accounts
         payable affiliates                   56,460
56,460
                                          ----------
----------
         Net cash (used in) provided by
           operating activities               (2,728)
19,802
                                          ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                  -
-
     Capital contributions paid to
       Operating Partnerships                      -
-
     Advances to Operating Partnerships            -
-
     Investments                             (55,423)
319,905
                                          ----------
----------
         Net cash (used in) provided by
           investing activities              (55,423)
319,905
                                          ----------
----------

                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                (Unaudited)

                                                     Series 21
                                           --
-----------------------
                                                1999
1998
                                                ----
----
Continued
---------
Cash flows from financing activities:
     Sales and registration costs paid              -
-
     Capital contributions received                 -
-
         Net cash (used in) provided by    ----------     -
---------
           financing activities                     -
-
                                           ----------     -
---------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                   (58,151)
339,707


Cash and cash equivalents, beginning          204,141
171,025
                                           ----------
----------

Cash and cash equivalents, ending         $   145,990    $
510,732
                                           ==========
==========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $         -    $
-
                                           ==========
==========















       The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P

                         STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30,
                                (Unaudited)

                                                   Series 22
                                          ------------------------
--
                                               1999
1998
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $  (267,163)   $
(205,841)
    Adjustments
       Amortization                             3,135
3,135
       Distributions from
         Operating Partnerships                     -
-
       Share of loss from Operating
Partnerships                        193,654        136,316
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
-
       (Decrease) Increase in accounts
         payable and accrued expenses               -
-
       Decrease (Increase ) in prepaid
         expenses                                   -
959
       Decrease (Increase) in accounts
         receivable                              (350)
241,665
       (Decrease) Increase in accounts
         payable affiliates                    63,648
61,894
                                           ----------
----------
         Net cash (used in) provided by
           operating activities                (7,076)
238,128
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   -
(1,288)
     Capital contributions paid to
       Operating Partnerships                  (2,409)
-
     Advances to Operating Partnerships        11,705
-
     Investments                              (19,422)
141,737
                                           ----------
----------
         Net cash (used in) provided by
           investing activities               (10,126)
140,449
                                           ----------
----------

                Boston Capital Tax Credit Fund IV L.P

                         STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30,
                                (Unaudited)

                                                  Series 22

---------------------------
                                               1999
1998
                                               ----
----

Continued
---------
Cash flows from financing activities:
     Sales and registration costs paid              -
-
     Capital contributions received                 -
-
         Net cash (used in) provided by    ----------
---------
           financing activities                     -
-
                                           ----------
---------
         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                   (17,202)
378,577


Cash and cash equivalents, beginning          319,333
99,260
                                           ----------
----------

Cash and cash equivalents, ending         $   302,131    $
477,837
                                           ==========
==========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $         -    $
-
                                           ==========
==========















       The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                (Unaudited)

                                                   Series 23
                                          ---
-----------------------
                                               1999
1998
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $  (333,962)   $
(335,576)
    Adjustments
       Amortization                             4,830
3,268
       Distributions from
         Operating Partnerships                     -
-
       Share of loss from Operating
Partnerships                        268,288        265,863
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
-
       (Decrease) Increase in accounts
         payable and accrued expenses               -
1,924
       Decrease (Increase ) in prepaid
         expenses                                   -
-
       Decrease (Increase) in accounts
         receivable                            12,063
2,357
       (Decrease) Increase in accounts
         payable affiliates                    60,066
60,066
                                           ----------
----------
         Net cash (used in) provided by
           operating activities                11,285
(2,098)
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   -
(72)
     Capital contributions paid to
       Operating Partnerships                (274,928)
(370,254)
     Advances to Operating Partnerships       150,000
-
     Investments                                    -
582,680
                                           ----------
----------
         Net cash (used in) provided by
           investing activities              (124,928)
212,354
                                           ----------
----------

                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)

                                                  Series 23

----------------------------
                                             1999            1998
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -
-
     Capital contributions received                 -
-

         Net cash (used in) provided by    ----------
----------
           financing activities                     -
-
                                           ----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                  (113,643)
210,256


Cash and cash equivalents, beginning          610,758
75,562
                                           ----------
----------

Cash and cash equivalents, ending         $   497,115    $
285,818
                                           ==========
==========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $         -    $
-
                                           ==========
==========












       The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30,
                                (Unaudited)

                                                   Series 24
                                          ---
-----------------------
                                               1999
1998
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                      $ (475,748)   $
(436,104)
    Adjustments
       Amortization                             5,796
3,245
       Distributions from
         Operating Partnerships                14,010
-
       Share of loss from Operating
Partnerships                        436,704        364,511
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
-
       (Decrease) Increase in accounts
         payable and accrued expenses          12,000
(25,182)
       Decrease (Increase ) in prepaid
         expenses                                   -
-
       Decrease (Increase) in accounts
         receivable                            (1,412)
326
       (Decrease) Increase in accounts
         payable affiliates                    58,341
58,287
                                           ----------
----------
         Net cash (used in) provided by
           operating activities                49,691
(34,917)
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                 (23)
(1,556)
     Capital contributions paid to
       Operating Partnerships                 (16,242)
(109,868)
     Advances to Operating Partnerships          (165)
99,885
     Investments                              (13,399)
30,317
                                           ----------
----------
         Net cash (used in) provided by
           investing activities               (29,829)
18,778
                                           ----------
----------

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)

                                                  Series 24

----------------------------
                                             1999            1998
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -
-
     Capital contributions received                 -
-
         Net cash (used in) provided by    ----------
----------
           financing activities                     -
-
                                           ----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                    19,862
(16,139)


Cash and cash equivalents, beginning          304,564
275,033
                                           ----------
----------

Cash and cash equivalents, ending         $   324,426    $
258,894
                                           ==========
==========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $         -    $
-
                                           ==========
==========













       The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)

                                                   Series 25
                                          ---
-----------------------
                                               1999
1998
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $  (544,954)   $
(697,599)
    Adjustments
       Amortization                             6,427
2,623
       Distributions from
         Operating Partnerships                 4,971
-
       Share of loss from Operating
Partnerships                        483,594        628,641
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
-
       (Decrease) Increase in accounts
         payable and accrued expenses               -
1,877
       Decrease (Increase ) in prepaid
         expenses                                   -
-
       Decrease (Increase) in accounts
         receivable                            (2,306)
288,781
       (Decrease) Increase in accounts
         payable affiliates                    68,169
68,169
                                           ----------
----------
         Net cash (used in) provided by
           operating activities                15,901
292,492
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                 (23)
-
     Capital contributions paid to
       Operating Partnerships                 (27,913)
(439,726)
     Advances to Operating Partnerships         4,507
(24,253)
     Investments                              (37,740)
399,983
                                           ----------
----------
         Net cash (used in) provided by
           investing activities               (61,169)
(63,996)
                                           ----------
----------

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30,
                                (Unaudited)

                                                  Series 25

----------------------------
                                             1999            1998
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -
-
     Capital contributions received                 -
-
         Net cash (used in) provided by    ----------
----------
           financing activities                     -
-
                                           ----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                   (45,268)
228,496


Cash and cash equivalents, beginning          660,000
173,979
                                           ----------
----------

Cash and cash equivalents, ending         $   614,732    $
402,475
                                           ==========
==========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $         -    $
-
                                           ==========
==========













       The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                (Unaudited)

                                                   Series 26
                                          ---
-----------------------
                                               1999
1998
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                      $  (302,838)  $
(355,245)
    Adjustments
       Amortization                              9,073
4,733
       Distributions from
         Operating Partnerships                  8,521
1,625
       Share of (income) loss from
         Operating Partnerships                216,215
332,331
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                          -
-
       (Decrease) Increase in accounts
         payable and accrued expenses                -
303
       Decrease (Increase ) in prepaid
         expenses                                    -
-
       Decrease (Increase) in accounts
         receivable                            204,148
(2,731,166)
       (Decrease) Increase in accounts
         payable affiliates                     99,567
97,830
                                            ----------
----------
         Net cash (used in) provided by
           operating activities                234,686
(2,649,589)
                                            ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                               (2,439)
(58,210)
     Capital contributions paid to
       Operating Partnerships                 (285,821)
(353,905)
     Advances to Operating Partnerships         70,239
274,036
     Investments                              (439,015)
3,714,468
                                            ----------   -
----------
         Net cash (used in) provided by
           investing activities               (657,036)
3,576,389
                                            ----------   -
----------

                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30,
                                (Unaudited)

                                                  Series 26

----------------------------
                                             1999            1998
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid         (3,245)
-
     Capital contributions received                 -
-
         Net cash (used in) provided by    ----------
----------
           financing activities                (3,245)
-                                                     ----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                  (425,595)
926,800


Cash and cash equivalents, beginning        1,190,003
105,301
                                           ----------
----------

Cash and cash equivalents, ending         $   764,408    $
1,032,101
                                           ==========
==========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $         -    $
-
                                           ==========
==========














       The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                (Unaudited)

                                                   Series 27
                                          ---
-----------------------
                                               1999
1998
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $  (242,243)   $
(191,759)
    Adjustments
       Amortization                             3,881
3,881
       Distributions from
         Operating Partnerships                 2,871
-
       Share of (income) loss from
         Operating Partnerships               169,095
128,857
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
-
       (Decrease) Increase in accounts
         payable and accrued expenses               -
12,772
       Decrease (Increase) in prepaid
         expenses                                   -
-
       Decrease (Increase) in accounts
         receivable                            17,324
(77,524)
       (Decrease) Increase in accounts
         payable affiliates                    77,115
75,829
                                           ----------
----------
         Net cash (used in) provided by
           operating activities                28,043
(47,944)
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   -
(25,502)
     Capital contributions paid to
       Operating Partnerships                (337,503)
(863,670)
     Advances to Operating Partnerships        42,839
-
     Investments                              (10,018)
1,477,795
                                           ----------    -
----------
         Net cash (used in) provided by
           investing activities              (304,682)
588,623
                                           ----------    -
----------

                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                (Unaudited)

                                                  Series 27

----------------------------
                                             1999            1998
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid         (1,565)
-
     Capital contributions received                 -
-
         Net cash (used in) provided by    ----------
----------
           financing activities                (1,565)
-
                                           ----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                  (278,204)
540,679


Cash and cash equivalents, beginning        1,328,141
258,292
                                           ----------
----------

Cash and cash equivalents, ending         $ 1,049,937    $
798,971
                                           ==========
==========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $   333,396    $
188,022
                                           ==========
==========














       The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30,
                                (Unaudited)

                                                          Series
28
                                                  ---------------
----------
                                                     1999
1998
                                                     ----
----
Cash flows from operating activities:
    Net income (loss)                             $ (206,300)
$  (18,106)
    Adjustments
       Amortization                                    5,081
5,081
       Distributions from
         Operating Partnerships                            -
-
       Share of (income) loss from
         Operating Partnerships                      153,678
47,997
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                                -
-
       (Decrease) Increase in accounts
         payable and accrued expenses                      -
256
       Decrease (Increase ) in prepaid
         expenses                                          -
-
       Decrease (Increase) in accounts
         receivable                                  135,271
13,248
       (Decrease) Increase in accounts
         payable affiliates                         (255,793)
-
                                                  ----------
-----------
         Net cash (used in) provided by
           operating activities                     (168,063)
48,476
                                                  ----------
-----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                        (23)
(55,704) Capital contributions paid to
       Operating Partnerships                       (443,578)
(841,116)
     Advances to Operating Partnerships                    -
(164,382)
     Investments                                     615,169
3,144,921
                                                  ----------
-----------
         Net cash (used in) provided by
           investing activities                      171,568
2,083,719
                                                  ----------
-----------

                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                              (Unaudited)


                                                          Series
28                                                             --
------------------------
                                                     1999
1998
                                                     ----
----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid                 (1,977)
(292)
     Capital contributions received                         -
-
         Net cash (used in) provided by            ----------
-----------
           financing activities                        (1,977)
(292)
                                                   ----------
-----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                             1,528
2,131,903


Cash and cash equivalents, beginning                  569,820
483,635
                                                   ----------
-----------

Cash and cash equivalents, ending                $    571,348   $
2,615,538
                                                   ==========
===========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships                  $          -   $
-
                                                   ==========
===========












       The accompanying notes are an integral part of these statements.

                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30,
                                (Unaudited)

                                                         Series
29
                                             --------------------
----------
                                                  1999
1998
                                                  ----
----
Cash flows from operating activities:
    Net income (loss)                        $  (308,319)       $
(96,215)
    Adjustments
       Amortization                                3,804
3,804
       Distributions from
         Operating Partnerships                        -
-
       Share of (income) loss from
         Operating Partnerships                  263,726
110,963
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                            -
-
       (Decrease) Increase in accounts
         payable and accrued expenses                  -
280
       Decrease (Increase ) in prepaid
         expenses                                      -
-
       Decrease (Increase) in accounts
         receivable                               (7,523)
765,025
       (Decrease) Increase in accounts
         payable affiliates                            -
-
                                              ----------
-----------
         Net cash (used in) provided by
           operating activities                  (48,312)
783,857
                                              ----------
-----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                (28,857)
(11,571)
     Capital contributions paid to
       Operating Partnerships                 (1,377,856)
(1,815,643)
     Advances to Operating Partnerships                -
(3,214,444)
     Investments                               1,613,132
4,961,323
                                              ----------
-----------
         Net cash (used in) provided by
           investing activities                  206,419
(80,335)
                                              ----------        -
----------

                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                              (Unaudited)


                                                          Series
29
                                                -----------------
-----------
                                                    1999
1998
                                                    ----
----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid             (2,256)
(925)
     Capital contributions received                     -
-
         Net cash (used in) provided by         ---------
-----------
           financing activities                    (2,256)
(925)
                                                ---------
-----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                       155,851
702,597


Cash and cash equivalents, beginning            1,066,404
305,731
                                              -----------
-----------

Cash and cash equivalents, ending            $  1,222,255       $
1,008,328
                                              ===========
===========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships              $          -       $
3,940,022
                                              ===========
===========









       The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30,
                                (Unaudited)

                                                          Series
30
                                               ------------------
----------
                                                    1999
1998
                                                    ----
----
Cash flows from operating activities:
    Net income (loss)                          $    (61,961)   $
124,576
    Adjustments
       Amortization                                   3,464
3,461
       Distributions from
        Operating Partnerships                        4,321
-
       Share of (income) loss from
        Operating Partnerships                       51,871
(41,475)
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                               -
-
       (Decrease) Increase in accounts
         payable and accrued expenses                     -
-
       Decrease (Increase ) in prepaid
         expenses                                         -
-
       Decrease (Increase) in accounts
         receivable                               (335,059)
1,774,735
       (Decrease) Increase in accounts
         payable affiliates                               -
-
                                                -----------   -
-----------
         Net cash (used in) provided by
           operating activities                   (337,364)
1,861,297                                                    -
----------   ------------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   (25,277)
(9,223)
     Capital contributions paid to
       Operating Partnerships                    (2,897,137)
(2,957,254)
     Advances to Operating Partnerships           1,309,758
(1,412,835)
     Investments                                  1,298,836
4,716,151
                                                -----------   -
-----------
         Net cash (used in) provided by
           investing activities                    (313,820)
336,839
                                                -----------   -
-----------

                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                              (Unaudited)


                                                          Series
30
                                                 -----
----------------------
                                                    1999
1998
                                                    ----
----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid                (1,821)
(1,633)
     Capital contributions received                        -
-
         Net cash (used in) provided by          -----------
----------
           financing activities                       (1,821)
(1,633)                                                   -
----------      ----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                         (653,005)
2,196,503


Cash and cash equivalents, beginning               1,339,143
1,162,518
                                                 -----------
----------

Cash and cash equivalents, ending               $    686,138
$3,359,021
                                                 ===========
==========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships                 $  1,730,322    $
-
                                                 ===========
==========












       The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30,
                                (Unaudited)

                                                          Series
31
                                               -----------------
----------
                                                    1999
1998
                                                    ----
----
Cash flows from operating activities:
    Net income (loss)                          $   (672,070)    $
(257)   Adjustments
       Amortization                                   3,426
3,426
       Distributions from
        Operating Partnerships                          442
-
       Share of (income) loss from
        Operating Partnerships                      609,284
72,009
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                               -
10,502
       (Decrease) Increase in accounts
         payable and accrued expenses                     -
-
       Decrease (Increase ) in prepaid
         expenses                                         -
-
       Decrease (Increase) in accounts
         receivable                                (273,877)
137,006
       (Decrease) Increase in accounts
         payable affiliates                               -
(399,995)
                                                -----------   -
-----------
         Net cash (used in) provided by
           operating activities                    (332,795)
(177,309)
                                                -----------   -
-----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                    (9,817)
(45,916)
     Capital contributions paid to
       Operating Partnerships                    (1,048,324)
(3,757,004)
     Advances to Operating Partnerships             317,142
-
     Investments                                    609,466
4,304,228
                                                -----------   -
-----------
         Net cash (used in) provided by
           investing activities                    (131,533)
501,308
                                                -----------   -
-----------

                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                              (Unaudited)


                                                          Series
31
                                                 ----------------
-----------
                                                    1999
1998
                                                    ----
----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid                (2,836)
(2,670)
     Capital contributions received                        -
-
         Net cash (used in) provided by          -----------
----------
           financing activities                       (2,836)
(2,670)
                                                 -----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                         (467,164)
321,329


Cash and cash equivalents, beginning               1,294,456
811,235
                                                 -----------
----------

Cash and cash equivalents, ending               $    827,292    $
1,132,564
                                                 ===========
==========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships                 $          -    $
646,440
                                                 ===========
==========












       The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)

                                                          Series
32                                                            ---
-------------------------
                                                    1999
1998
                                                   ------
------
Cash flows from operating activities:
    Net income (loss)                          $     95,519
$    54,567
    Adjustments
       Amortization                                   2,966
-
       Distributions from
         Operating Partnerships                           -
-
       Share of (income) loss from
          Operating Partnerships                    (86,007)
13,798
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                               -
-
       (Decrease) Increase in accounts
         payable and accrued expenses                     -
(5,343,217)
       Decrease (Increase ) in prepaid
         expenses                                         -
-
       Decrease (Increase) in accounts
         receivable                                 482,380
(3,568,789)
       (Decrease) Increase in accounts
         payable affiliates                               -
(90,995)
                                                -----------
-----------         Net cash (used in) provided by
           operating activities                     494,858
(8,934,636)
                                                -----------
-----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                  (217,994)
(3,257,638)
     Capital contributions paid to
       Operating Partnerships                    (3,355,387)
(12,569,392)
     Advances to Operating Partnerships           1,121,948
5,774,698
     Investments                                  1,065,594
(104,615)
                                                -----------
-----------
         Net cash (used in) provided by
           investing activities                  (1,385,839)
(10,156,947)
                                                -----------
-----------

                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF CASH FLOWS

                     Three Months Ended June 30,
                               (Unaudited)

               Series 32
                                               ------------------
------------
                                                    1999
1998
                                                    ----
----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid                (4,732)
(4,619,655)
     Capital contributions received                        -
35,069,000
         Net cash (used in) provided by          -----------
-----------
           financing activities                       (4,732)
30,449,345
                                                 -----------
-----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                         (895,713)
11,357,762


Cash and cash equivalents, beginning               1,625,906
72,770
                                                 -----------
-----------

Cash and cash equivalents, ending               $    730,193    $
11,430,532
                                                 ===========
===========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships                 $  3,071,781    $
12,518,969
                                                 ===========
===========













       The accompanying notes are an integral part of these
statements.
                                     87
                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)

                                                 Series 33*
Series 34*                                                 ------
-----       -----------
                                                    1999
1999
                                                   ------
------
Cash flows from operating activities:
    Net income (loss)                          $     72,132
$    15,328
    Adjustments
       Amortization                                   4,654
5,522
       Distributions from
         Operating Partnerships                           -
-
       Share of (income) loss from
          Operating Partnerships                    (77,382)
-
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                               -
-
       (Decrease) Increase in accounts
         payable and accrued expenses                     -
-
       Decrease (Increase ) in prepaid
         expenses                                         -
-
       Decrease (Increase) in accounts
         receivable                                 655,226
1,645,480
       (Decrease) Increase in accounts
         payable affiliates                               -
-
                                                -----------
-----------         Net cash (used in) provided by
           operating activities                     654,630
1,666,330
                                                -----------
-----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   (16,850)
(96,706)
     Capital contributions paid to
       Operating Partnerships                    (1,616,659)
(2,313,656)
     Advances to Operating Partnerships                   -
(1,196,704)
     Investments                                  1,108,151
348,889
                                                -----------
-----------
         Net cash (used in) provided by
           investing activities                    (525,358)
(3,258,177)
                                                -----------
-----------




*Series 33 and Series 34 did not commence operation until after June 30, 1998, therefore they do not have comparative information to report.



                                     88

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                               (Unaudited)

               Series 33*       Series 34*
                                               -------------    -
------------
                                                    1999
1999
                                                    ----
----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid                (4,980)
(47,658)      Capital contributions received
-               -
         Net cash (used in) provided by          -----------
-----------
           financing activities                       (4,980)
(47,658)
                                                 -----------
-----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                          124,292
(1,639,505)


Cash and cash equivalents, beginning                 685,857
2,482,579
                                                 -----------
-----------

Cash and cash equivalents, ending               $    810,149    $
843,074
                                                 ===========
===========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships                 $    619,163    $
1,363,303
                                                 ===========
===========











*Series 33 and Series 34 did not commence operation until after June 30, 1998, therefore they do not have comparative information to report.

       The accompanying notes are an integral part of these
statements.
                                     89


                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)

                                                 Series 35*
                                                ------------
                                                    1999
                                                   ------
Cash flows from operating activities:
    Net income (loss)                          $     29,275
    Adjustments
       Amortization                                       -
       Distributions from
         Operating Partnerships                           -
       Share of (income) loss from
          Operating Partnerships                          -
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                        (105,282)
       (Decrease) Increase in accounts
         payable and accrued expenses              (286,623)
       Decrease (Increase ) in prepaid
         expenses                                   782,678
       Decrease (Increase) in accounts
         receivable                              (6,562,776)
       (Decrease) Increase in accounts
         payable affiliates                        (261,505)
                                                -----------
        Net cash (used in) provided by
           operating activities                  (6,404,233)
                                                -----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                (2,424,021)
     Capital contributions paid to
       Operating Partnerships                    (1,545,699)
     Advances to Operating Partnerships            (782,678)
     Investments                                 (7,809,881)
                                                -----------
         Net cash (used in) provided by
           investing activities                 (12,562,279)
                                                -----------







                                     90

                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30,
                               (Unaudited)

               Series 35*
                                               -------------
                                                    1999
                                                    ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid            (3,503,806)
     Capital contributions received               25,962,625
         Net cash (used in) provided by          -----------
           financing activities                   22,458,819
                                                 -----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                        3,492,307


Cash and cash equivalents, beginning                 247,876
                                                 -----------

Cash and cash equivalents, ending               $  3,740,183
                                                 ===========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships                 $  8,151,458
                                                 ===========











*Series 35 did not commence operation until after June 30, 1998, therefore it does not have comparative information to report.

       The accompanying notes are an integral part of these
statements.
                                     91

                     Boston Capital Tax Credit Fund IV L.P.
                         NOTES TO FINANCIAL STATEMENTS
                             June 30, 1999
                                  (Unaudited)
NOTE A - ORGANIZATION

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

Pursuant to the Securities Act of 1933, the Fund filed a Form
S-11
Registration Statement with the Securities and Exchange
Commission,
effective December 16, 1993 which covered the offering (the
"Public
Offering") of the Fund's beneficial assignee certificates
("BACs")
representing assignments of units of the beneficial interest of the
limited partnership interest of the Assignor Limited Partner.
The Fund
registered 30,000,000 BACs at $10 per BAC for sale to the public in one
or more series.  One April 18, 1996 an amendment to Form S-11 which
registered an additional 10,000,000 BACs for sale to the public in one or more
series became effective. On April 2, 1998 an amendment to Form S-11, which registered an additional 25,000,000 BACs for sale to the public in one or more series became effective. Offers and sales of BACs in Series 20, Series 21,
Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34 and Series 35 were completed and the last of the BACs in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34 and Series 35 were issued by the Fund on June 24, 1994, September 30, 1994, December 28,
1994, June 23, 1995, September 22, 1995, December 29, 1995, June
25, 1996, September 17, 1996, January 29, 1997, June 10, 1997,
September 10, 1997, January 18, 1998, June 23, 1998, September 21, 1998, January 9, 1999 and June 28, 1999 respectively. The Fund sold 3,866,700 of Series 20 BACs, for a total of
$38,667,000; 1,892,700 of Series 21 BACs for a total of $18,927,000; 2,564,400 of Series 22 BACs for a total of $25,644,000; 3,336,727 of Series 23 BACs for a total of $33,366,000; 2,169,878 of Series 24 BACs for a total of $21,697,000; 3,026,109 of Series 25 BACs for a total of $30,248,000; 3,995,900 of Series 26 BACs for a total of $39,959,000; 2,460,700 of Series 27 BACS for a total of $24,607,000; 4,000,738 of Series 28 BACs for a total of $39,999,000; 3,918,000 of Series 29 BACs for a total of $39,918,000; 2,649,075 of Series 30 BACs for a total of $26,490,750; 4,417,857 of Series 31 BACs for a total of $44,057,750; 4,754,198 of Series 32 BACs for a total of $47,431,000; 2,636,533 of Series 33 BACs for a total of $26,362,000; 3,529,319 of Series 34 BACs for a total of $35,273,000 and 3,300,463 of Series 35 BACs for a total of $33,004,630. The fund commenced offering BACs in Series 36 on June 28, 1999 but had not admitted any investors as BAC holders as of June 30, 1999.
                                     92

                    Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          June 30, 1999
                                  (Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of June 30, 1999 and for the three months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange
Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

The amortized cost of securities available for sale as of June
30, 1999
by contractual maturity are as follows:

                                 Amortized
                                    Cost
                                 ----------
   Due in one year or less      $25,798,142
   Due after one year            23,678,450
                                 ----------
   Total                        $49,476,592
                                 ==========

The fair market value of the securities is $49,703,586. The difference being an unrealized gain on securities available for sale of $226,994, as of June 30, 1999.

                                     93
                    Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            June 30, 1999
                                  (Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

Amortization
------------
The Fund amortizes organizational costs over 60 months. As of June 30, 1999 and 1998 the Fund has accumulated amortization of $617,457 and $425,498 respectively.

The breakdown of accumulated amortization within the fund is as follows:
                              1999          1998
                              ----          ----
          Series 20        $ 97,342       $ 91,145
          Series 21          72,801         65,017
          Series 22          57,583         45,045
          Series 23          52,289         39,217
          Series 24          47,953         34,973
          Series 25          36,708         26,221
          Series 26          56,793         37,862
          Series 27          42,686         27,164
          Series 28          50,814         30,489
          Series 29          27,652         12,437
          Series 30          22,935          9,077
          Series 31          20,554          6,851
          Series 32          11,863              -
          Series 33      13,962              -
          Series 34           5,522              -
                            -------        -------
                           $617,457       $425,498
                            =======        =======

On April 1, 1999 the Fund began amortizing unallocated acquisition costs over 330 months for Series 20, Series 21, Series 23, Series 24, Series 25 and Series 26. The accumulated amortization of the unallocated acquisition costs as of June 30, 1999 for Series 20, Series 21, Series 23, Series 24, Series 25 and Series 26 is $893, $488, $1,562, $2,551, $2,562 and $4,340,
respectively. Other series will begin amortizing acquisition costs as they complete investing in operating partnerships and are no longer incurring acquisition costs.

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited
Partnership, Boston Capital Services, Inc., and Boston Capital
Asset Management L.P. as follows:

For the quarter ended June 30, 1999, Boston Capital Services,
Inc.
received $332,445 for Series 35 as Dealer-Manager fees for marketing advice and investment banking services performed at the time of the Fund's offering of BACs. Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, and Series 34 completed payment of all Dealer-Manager fees prior to the quarter ended June 30, 1999.

                                  94

                    Boston Capital Tax Credit Fund IV L.P.
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           June 30, 1999
                                 (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS - (cont.)

Boston Capital Holdings L.P. is entitled to asset acquisition fees for selecting, evaluating, structuring, negotiating, and closing the Fund's acquisition of interest in the Operating Partnerships. During the quarter ended June 30, 1999, Series 35 paid $2,424,021 for acquisition fees to Boston Capital Holdings Limited Partnership. Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29 Series 30, Series 31, Series 32, Series 33 and Series 34 completed payment of all acquisition fees prior to the quarter ended June 30, 1999.

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued or paid to Boston Capital Asset Management L.P.

The fund management fees accrued for the quarters ended June 30, 1999 and
1998 are as follows:

                                1999           1998
                                ----           ----
           Series 20         $ 94,812       $ 94,773
           Series 21           56,460         56,460
           Series 22           63,648         61,893
           Series 23           60,066         60,066
           Series 24           58,341         58,287
           Series 25           68,169         68,169
           Series 26           99,567         97,830
           Series 27           77,115         75,829
           Series 35           23,047              -
                              -------        -------
                             $601,225       $573,307
                              =======        =======

The fund management fees paid for the quarters ended June 30, 1999 and
1998 are as follows:

                                1999           1998
                                ----           ----
           Series 28           83,502         70,977
           Series 29           84,860         69,218
           Series 30           44,113         30,359
           Series 31           89,724         63,381
           Series 32           68,046         22,037
           Series 33           54,717              -
           Series 34           47,660              -
                              -------        -------
                             $442,622       $255,972
                              =======        =======


                                   95
                     Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          June 30, 1999
                                  (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 1999 and 1998 the Fund has limited partnership interests in
332 and 276 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at June 30, 1999 and 1998 is as follows:

                               1999            1998
                               ----            ----
           Series 20            24              24
           Series 21            14              14
           Series 22            29              28
           Series 23            22              22
           Series 24            24              24
           Series 25            22              22
           Series 26            45              42
           Series 27            15              14
           Series 28            26              25
           Series 29            22              18
           Series 30            20              13
           Series 31            26              23
           Series 32            15               7
           Series 33             9               -
           Series 34            11               -
           Series 35             8               -
                               ---             ---
                               332             276
                               ===             ===

Under the terms of the Fund's investment in each Operating
Partnership, the
Fund is required to make capital contributions to the Operating
Partnerships.
These contributions are payable in installments over several years upon each
Operating Partnership achieving specified levels of construction and/or
operations.  The contributions payable at June 30, 1999 and 1998 are as
follows:
                             1998            1998
                             ----            ----
           Series 20     $   388,026     $   454,955
           Series 21         709,193         860,126
           Series 22         548,232       1,836,296
           Series 23         487,851       2,353,855
           Series 24       1,269,494       1,408,457
           Series 25       2,673,557       2,951,346
           Series 26       5,189,760       8,916,296
           Series 27       1,913,594       3,287,094
           Series 28       3,992,036       6,344,871
           Series 29       4,474,755      11,474,205
           Series 30       5,115,010       6,756,093
           Series 31       6,976,731      12,823,100
           Series 32       9,883,422      12,963,863
           Series 33       5,024,026               -
           Series 34      11,606,431               -
           Series 35      15,407,534               -
                          ----------      ----------
                         $75,659,652     $72,430,557
                          ==========      ==========
96

                     Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           June 30, 1999
                                  (Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (Cont.)

The Fund's fiscal year ends March 31st for each year, while all the Operating
Partnerships' fiscal years are the calendar Year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the
Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 1999.


                   COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                           Three months ended March 31, 1999,
                                 (Unaudited)

                                                  Series 20

---------------------------
                                             1999
1998
                                             ----
----
Revenues
   Rental                                $ 2,099,269      $
2,052,899
   Interest and other                        107,098
108,438
                                           ---------
---------
                                           2,206,367
2,161,337
                                           ---------
---------
Expenses
  Interest                                   781,818
810,760
  Depreciation and amortization              765,608
766,913
  Operating expenses                       1,052,354
1,253,340
                                           ---------
---------
                                           2,599,780
2,831,013
---------        ---------

          NET LOSS                       $  (393,413)     $
(669,676)
                                           =========
=========
Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                          $  (382,179)     $
(651,369)
                                           =========
=========

Net loss allocated to
    other partners                       $    (3,934)     $
(6,697)
                                           =========
=========

Net Loss Suspended                       $    (7,300)     $
(11,610)
                                           =========
=========

                   Boston Capital Tax Credit Fund IV L.P

                       June 30, 1999
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Three months ended March 31,
                              (Unaudited)

                                                Series 21
                                      ---------------------------
-
                                           1999             1998
                                           ----             ----
 Revenues
   Rental                             $ 1,216,390      $
1,226,138
   Interest and other                      31,558
51,219
                                        ---------
---------
                                        1,247,948
1,277,357
                                        ---------
---------
Expenses
  Interest                                477,392
477,207
  Depreciation and amortization           304,681
310,989
  Operating expenses                      778,940
676,301
                                        ---------
---------
                                        1,561,013
1,464,497
                                        ---------
---------

          NET INCOME (LOSS)           $  (313,065)     $
(187,140)
                                        =========
=========

Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                       $  (309,934)     $
(185,268)
                                        =========
=========

Net loss allocated to
  other partners                      $    (3,131)     $
(1,827)
                                        =========
=========

                   Boston Capital Tax Credit Fund IV L.P.

                             June 30, 1999
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

                COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Three Months ended March 31,
                              (Unaudited)

                                                 Series 22

--------------------------
                                          1999             1998
 Revenues                                 ----             ----

   Rental                              $1,177,196
$1,080,912
   Interest and other                      62,335
60,536
                                        ---------
---------
                                        1,239,531
1,141,448
                                        ---------
---------
Expenses
  Interest                                332,004
331,719
  Depreciation and amortization           447,678
313,111
  Operating expenses                      655,459
634,311
                                        ---------
---------
                                        1,435,141
1,279,141
                                        ---------
---------

          NET INCOME (LOSS)            $ (195,610)      $
(137,693)
                                        =========
=========

Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $ (193,654)      $
(136,316)
                                        =========
=========

Net loss allocated to
   other partners                      $   (1,956)      $
(1,377)
                                        =========
=========

               Boston Capital Tax Credit Fund IV L.P.

                       June 30, 1999
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

              COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                     Three months ended March 31,
                           (Unaudited)

                                                Series 23

----------------------------
                                          1999             1998
 Revenues                                 ----             ----
   Rental                             $ 1,328,724      $
1,311,776
   Interest and other                      71,823
64,667
                                       ----------
----------
                                        1,400,547
1,376,443
                                       ----------
----------
Expenses
  Interest                                446,101
459,185
  Depreciation and amortization           455,401
469,704
  Operating expenses                      770,043
716,102
                                       ----------
----------

                                        1,671,545
1,644,991
                                       ----------
----------

          NET LOSS                    $  (270,998)     $
(268,548)
                                       ==========
==========
Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                       $  (268,288)     $
(265,863)
                                       ==========
==========

Net loss allocated to
  other partners                      $    (2,710)     $
(2,685)
                                       ==========
==========

                   Boston Capital Tax Credit Fund IV L.P.

                              June 30, 1999
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Three Months ended March 31,
                              (Unaudited)

                                           Series 24
                                 ----------------------------
                                     1999              1998
 Revenues                            ----              ----

   Rental                        $ 1,282,608       $1,236,097
   Interest and other                 33,989           30,612
                                   ---------        ---------
                                   1,316,597        1,266,709
                                   ---------        ---------

Expenses
  Interest                           467,591          430,152
  Depreciation and amortization      484,953          481,002
  Operating expenses                 805,168          723,746
                                   ---------        ---------
                                   1,757,712        1,634,900
                                   ---------        ---------

          NET INCOME (LOSS)      $  (441,115)     $ (368,191)
                                  ==========        =========

Net loss allocated to
  Boston Capital Tax Credit
  Fund IV L.P.                   $  (436,704)      $ (364,511)
                                  ==========        =========

Net loss allocated to
   other partners                $    (4,411)      $   (3,680)
                                  ==========        =========

                   Boston Capital Tax Credit Fund IV L.P.

                            June 30, 1999
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Three months ended March 31,
                              (Unaudited)

                                                    Series 25
                                            ---------------------
-----
                                                1999
1998
 Revenues                                       ----            -
---

   Rental                                  $ 1,781,862
$1,672,810
   Interest and other                           34,640
45,095
                                             ---------       ----
-----
                                             1,816,502
1,717,905
                                             ---------       ----
-----

Expenses
  Interest                                     564,104
619,633
  Depreciation and amortization                502,427
542,819
  Operating expenses                         1,238,450
1,190,444
                                             ---------       ----
-----
                                             2,304,981
2,352,896
                                             ---------       ----
-----

          NET INCOME (LOSS)                $  (488,479)     $
(634,991)
                                             =========
=========

Net loss allocated to
  Boston Capital Tax Credit
  Fund IV L.P.                             $  (483,594)     $
(628,641)
                                             =========
=========

Net loss allocated to
   other partners                          $    (4,885)     $
(6,350)
                                             =========
=========

               Boston Capital Tax Credit Fund IV L.P.

                       June 30, 1999
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Three months ended March 31,
                             (Unaudited)


                                               Series 26
                                       ---------------------------
                                          1999             1998
 Revenues                                 ----             ----
   Rental                              $2,032,064
$1,551,516
   Interest and other                      52,874
80,218
                                        ---------
---------

                                        2,084,938
1,631,734
                                        ---------
---------
Expenses
  Interest                                510,444
506,120
  Depreciation and amortization           700,574
562,947
  Operating expenses                    1,092,319
898,355
                                        ---------
---------

                                        2,303,337
1,967,422
                                        ---------
---------

          NET INCOME (LOSS)            $ (218,399)      $
(335,688)
                                        =========
=========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $ (216,215)      $
(332,331)
                                        =========
=========

Net income (loss) allocated to
  other partners                       $   (2,184)      $
(3,357)
                                        =========
=========

               Boston Capital Tax Credit Fund IV L.P.

                          June 30, 1999
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Three months ended March 31,
                             (Unaudited)


                                                Series 27
                                       --------------------------
-
                                          1999              1998
 Revenues                                 ----              ----
   Rental                              $1,492,967       $
860,529
   Interest and other                      33,278
34,201
                                        ---------
---------

                                        1,526,245
894,730
                                        ---------
---------
Expenses
  Interest                                639,885
395,247
  Depreciation and amortization           417,810
163,638
  Operating expenses                      639,353
466,004
                                        ---------
---------

                                        1,697,048
1,024,889
                                        ---------
---------

          NET INCOME (LOSS)            $ (170,803)      $
(130,159)
                                        =========
=========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $ (169,095)      $
(128,857)
                                        =========
=========

Net income (loss) allocated to
  other partners                       $   (1,708)      $
(1,302)
                                        =========
=========

               Boston Capital Tax Credit Fund IV L.P.

                        June 30, 1999
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Three months ended March 31,
                             (Unaudited)


                                                Series 28
                                       --------------------------
-
                                          1999              1998
 Revenues                                 ----              ----
   Rental                              $  930,905       $
598,936
   Interest and other                      27,121
21,176
                                        ---------
---------

                                          958,026
620,112
                                        ---------
---------
Expenses
  Interest                                297,776
208,596
  Depreciation and amortization           286,662
114,230
  Operating expenses                      528,819
345,768
                                        ---------
---------

                                        1,113,257
668,594
                                        ---------
---------

          NET LOSS                     $ (155,231)      $
(48,482)
                                        =========
=========
Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $ (153,678)      $
(47,997)
                                        =========
=========

Net loss allocated to
  other partners                       $   (1,553)      $
(485)
                                        =========
=========

                  Boston Capital Tax Credit Fund IV L.P.

                        June 30, 1999
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Three months ended March 31,
                             (Unaudited)


                                               Series 29
                                       --------------------------
                                          1999               1998
 Revenues                                 ----               ----
   Rental                              $  968,337
$392,107
   Interest and other                      31,039
26,415
                                        ---------          ------
-

                                          999,376
418,522
                                        ---------          ------
-
Expenses
  Interest                                327,210
139,074
  Depreciation and amortization           349,806
34,001
  Operating expenses                      588,750
357,531
                                        ---------          ------
-

                                        1,265,766
530,606
                                        ---------          ------
-

          NET INCOME (LOSS)            $ (266,390)
$(112,084)
                                        =========
=======
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $ (263,726)
$(110,963)
                                        =========
=======

Net income (loss) allocated to
  other partners                       $   (2,664)        $
(1,121)
                                        =========
=======

                 Boston Capital Tax Credit Fund IV L.P.

                        June 30, 1999
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Three months ended March 31,
                             (Unaudited)


                                               Series 30
                                       --------------------------
-
                                          1999              1998
 Revenues                                 ----              ----
   Rental                              $ 425,290       $  271,150
   Interest and other                     17,235           10,092
                                        --------          -------

                                         442,525          281,242
                                        --------        ---------
Expenses
  Interest                                85,136           75,158
  Depreciation and amortization          106,712              936
  Operating expenses                     303,072          163,254
                                        --------        ---------

                                         494,920          239,348
                                       ---------        ---------

          NET INCOME (LOSS)           $  (52,395)      $   41,894
                                       =========        =========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                       $  (51,871)      $   41,475
                                       =========        =========

Net income (loss) allocated to
  other partners                      $     (524)      $      419
                                       =========        =========

                   Boston Capital Tax Credit Fund IV L.P.

                        June 30, 1999
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Three months ended March 31,
                             (Unaudited)


                                               Series 31
                                       --------------------------
-
                                          1999              1998
 Revenues                                 ----              ----
   Rental                             $1,125,301       $  277,397
   Interest and other                     40,312            5,214
                                        --------          -------

                                       1,165,613          282,611
                                        --------        ---------
Expenses
  Interest                               576,013           87,517
  Depreciation and amortization          377,527           34,794
  Operating expenses                     827,511          233,036
                                        --------        ---------

                                       1,781,051          355,347
                                       ---------        ---------

          NET INCOME (LOSS)           $ (615,438)      $
(72,736)
                                       =========        =========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                       $ (609,284)      $
(72,009)
                                       =========        =========

Net income (loss) allocated to
  other partners                      $   (6,154)      $
(727)
                                       =========        =========

                Boston Capital Tax Credit Fund IV L.P.

                        June 30, 1999
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Three months ended March 31,
                             (Unaudited)


                                               Series 32
                                       --------------------------
-
                                          1999              1998
 Revenues                                 ----              ----
   Rental                              $ 656,122       $   12,997
   Interest and other                     26,492              796
                                        --------          -------

                                         682,613           13,793
                                        --------        ---------
Expenses
  Interest                               189,075           18,227
  Depreciation and amortization          175,030            7,833
  Operating expenses                     231,632            1,670
                                        --------        ---------

                                         595,737           27,730
                                       ---------        ---------

          NET INCOME (LOSS)           $   86,876      $
(13,937)
                                       =========        =========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                       $   86,007      $
(13,798)
                                       =========        =========

Net income (loss) allocated to
  other partners                      $      869      $
(139)
                                       =========        =========

                  Boston Capital Tax Credit Fund IV L.P.

                        June 30, 1999
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Three months ended March 31,
                             (Unaudited)


                                                         Series
33*
                                                        ---------
--

                                                            1999
 Revenues                                                   ----
   Rental                                              $  491,344
   Interest and other                                      58,024
                                                        ---------

                                                          549,368
                                                        ---------
Expenses
  Interest                                                170,716
  Depreciation and amortization                           135,361
  Operating expenses                                      165,127
                                                        ---------

                                                          471,204
                                                        ---------

          NET INCOME (LOSS)                            $   78,164
                                                        =========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                                        $   77,382
                                                        =========

Net income (loss) allocated to
  other partners                                       $      782
                                                        =========







* The Operating Partnerships in Series 33 did not commence operations until after March 31, 1998 therefore they do not have comparative information to report.

                    Boston Capital Tax Credit Fund IV L.P.
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           June 30, 1999
                             (Unaudited)


NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS-CONTINUED

When comparing the results of operations from the Operating Partnerships for the three months ended March 31, 1999 and 1998 numerous variances, some material in nature, exist. The variances are the result of a number of factors including an increase in the number of Operating Partnerships owned, an increase in the number which have completed construction, and an increase in the number which have completed the lease-up phase.

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the fiscal year ended March 31, 2000 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating
Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

























                                    111
Item 2.   Management's Discussions and Analysis of Financial
Condition and

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

Capital Resources
-----------------
The Fund offered BACs in a Public Offering declared effective by the
Securities and Exchange Commission on December 16, 1993.  The
Fund received
$38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000,
$30,248,000,
$39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750,
$44,037,750, $47,431,000, $26,362,000, 35,273,000 and 33,004,630
representing 3,866,700, 1,892,700, 2,564,400, 3,336,727,
2,169,878, 3,026,109, 3,995,900, 2,460,700, 3,999,900, 3,991,800,
2,649,075, 4,417,857, 4,754,198, 2,636,533, 3,529,319 and
3,300,463 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, and Series 35, respectively.

Series 20
---------
The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $28,603,737.

During the quarter ended June 30, 1999, none of Series 20 net offering proceeds had been used to pay capital contributions. Series 20 net offering proceeds in the amount of $355,794 remain to be used by the Fund to
pay remaining capital contributions to the Operating Partnerships that Series
20 has invested in as of June 30, 1999.
                                    112

Series 21
---------
The Fund commenced offering BACs in Series 21 on July 1, 1994. Offers and sales of BACs in Series 21 were completed on December 31, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,730.

During the quarter ended June 30, 1999, none of Series 21 net offering proceeds had been used to pay capital contributions. Series 21 net offering proceeds in the amount of $709,193 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series
21 has invested in as of June 30, 1999.

Series 22
---------
The Fund commenced offering BACs in Series 22 on October 10, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748.

During the quarter ended June 30, 1999, $2,409 of Series 22 net offering proceeds had been used to pay capital contributions. Series 22 net offering proceeds in the amount of $548,232 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series
22 has invested in as of June 30, 1999.

Series 23
---------
The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on September 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278.

During the quarter ended June 30, 1999, $274,928 of Series 23 net offering proceeds had been used to pay capital contributions. Series 23 net offering proceeds in the amount of $487,851 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series
23 has invested in as of June 30, 1999.

Series 24
---------
The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,980,237.

During the quarter ended June 30, 1999, $16,242 of Series 24 net offering proceeds had been used to pay initial and additional capital contributions.  Series 24 net offering proceeds in the amount of
$528,864
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 24 has invested in as June 30,
1999.

Series 25
---------
The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,449,722.

During the quarter ended June 30, 1999, $27,913 of Series 25 net offering proceeds had been used to pay initial and additional capital contributions.  Series 25 net offering proceeds in the amount of
$614,732
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 25 has invested in as of June
30, 1999.

Series 26
---------
The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 25, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 44 Operating Partnerships in the amount of $29,390,862.

During the quarter ended June 30, 1999, $285,821 of Series 26 net offering proceeds had been used to pay initial and additional capital contributions.  Series 26 net offering proceeds in the amount of
$1,924,573
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 26 has invested in as of June
30, 1999.

Series 27
---------
The Fund commenced offering BACs in Series 27 on June 24, 1996. Offers and sales of BACs in Series 27 were completed on September 17, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $17,785,735.

During the quarter ended June 30, 1999, $337,503 of Series 27 net offering proceeds had been used to pay initial and additional capital contributions.  Series 27 net offering proceeds in the amount of
$1,200,937
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 27 has invested in as of June
30, 1999.

Series 28
---------
The Fund commenced offering BACs in Series 28 on September
30,1996.  Offers
and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,261,233.

During the quarter ended June 30, 1999, $433,578 of Series 28 net offering proceeds had been used to pay initial and additional capital contributions.  Series 28 net offering proceeds in the amount of
$3,992,036
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 28 has invested in as of June
30, 1999.

Series 29
---------
The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,130,617.

During the quarter ended June 30, 1999, $1,377,856 of Series 29 net
offering proceeds had been used to pay initial and additional capital
contributions.  Series 29 net offering proceeds in the amount of
$1,222,255
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 29 has invested in as of June
30, 1999.

Series 30
---------
The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 17 Operating Partnerships in the amount of $19,422,650.

During the quarter ended June 30, 1999, $2,897,137 of Series 30 net
offering proceeds had been used to pay initial and additional capital
contributions.  Series 30 net offering proceeds in the amount of
$4,753,999
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 30 has invested in as of June
30, 1999.

Series 31
---------
The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $32,309,858.

During the quarter ended June 30, 1999, $1,048,324 of Series 31 net
offering proceeds had been used to pay initial and additional capital
contributions.  Series 31 net offering proceeds in the amount of
$5,583,953
remain to be used by the Fund to pay remaining capital contributions to the
Operating Partnerships that Series 31 has invested in as of June
30, 1999.

Series 32
---------
The Fund commenced offering BACs in Series 32 on January 19, 1998. Offers and sales of BACs in Series 32 were completed on June 23, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $33,337,367. The series has also purchased assignments in Bradley Phase I of Massachusetts LLC, Bradley Phase II of Massachusetts LLC, Byam Village of Massachusetts LLC, Hanover Towers of Massachusetts LLC, Harbor Towers of Massachusetts LLC and Maple Hill of Massachusetts LLC. Under the terms of the Assignments of Membership Interests dated December 1, 1998 the series is entitled to certain profits, losses, tax credits, cash flow, proceeds from capital transactions and capital account as defined in the individual Operating Agreements. The series utilized $1,092,847 of funds available to invest in Operating Partnerships for this investment.

During the quarter ended June 30, 1999, $3,355,387 of Series 32 net offering proceeds that had been used to pay initial and additional capital contributions were reimbursed to the series. Series 32 net offering proceeds in the amount of $8,911,428 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 32 has invested in as of June 30, 1999.

Series 33
---------
The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $18,807,119.

During the quarter ended December 31, 1998, $8,066,288 of Series 33 net offering proceeds had been used to pay initial and additional capital contributions. Series 33 net offering proceeds in the amount of $6,465,012 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 33 has invested in as of December 31, 1998.

Series 34
---------
The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $21,593,223.

During the quarter ended June 30, 1999, $2,313,656 of Series 34 net offering proceeds had been used to pay initial and additional capital contributions. Series 34 net offering proceeds in the amount of $10,160,753 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 34 has invested in as of June 30, 1999.

Series 35
---------
The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 25, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 8
Operating Partnerships in the amount of $          .

During the quarter ended June 30, 1999, $1,545,699 of Series 35 net offering proceeds had been used to pay initial and additional capital contributions. Series 35 net offering proceeds in the amount of $11,943,669 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 35 has invested in as of June 30, 1999.

Series 36
---------
The Fund commenced offering BACs in Series 36 on June 22, 1999, but had not admitted any investors as BAC holders as of June 30, 1999. The fund was continuing to offer sales of BACs in Series
36 as of June 30, 1999.

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

Results of Operations
---------------------

As of June 30, 1999 and 1998 the Fund held limited partnership interests in 332 and 276 Operating Partnerships, respectively. In each instance the
Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment
Complex which initially complied with the Minimum Set-Aside Test
(i.e.,
occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the
Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.


The Fund's results of operations for future periods will vary significantly from those for the period ended June 30, 1999 as Series 30, Series 31, Series 32, Series 33, Series 34 and Series 35 continue to use the funds raised to invest in partnership interests of additional Operating Partnerships, and the Fund continues to offer BACs in Series 36.

The Fund incurred a fund management fee to Boston Capital Asset
Management
Limited Partnership (formerly Boston Capital Communications
Limited
Partnership) in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred for the quarter ended
June 30, 1999 for Series 20, Series 21, Series 22, Series 23,
Series 24,
Series 25, Series 26, Series 27, Series 28, Series 29, Series 30,
Series
31, Series 32, Series 33, Series 34 and Series 35 were $74,288, $56,460, $59,867, $50,336, $20,982, $51,169, $72,271, $64,115,
$76,077, $66,710, $38,013, $89,724, $68,046, $54,717, $47,660 and
$23,047, respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal
Housing Tax Credits for allocation to its partners and BAC holders.

Series 20
---------
As of June 30, 1999 and 1998 the average Qualified Occupancy for the series was 100%. The series had a total of 24 properties at June
30, 1999, all of which were at 100% Qualified Occupancy.

For the three months being reported Series 20 reflects a net loss from
Operating Partnerships of $393,413. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$372,195. This is an interim period estimate; it is not indicative of the final year end results.

The Operating General Partner, newly admitted as of January 1, 1999, and the management company are working diligently to maintain a strong occupancy at Breeze Cove Limited Partnership (Breeze Cove Apartments). The average occupancy during the second quarter of 1999 was 92%. The Operating General Partner also continues to seek a debt restructure for the partnership, as the current lender rejected the original proposal. Other restructure options are being pursued with local lenders in the Madison and Milwaukee, Wisconsin areas. In addition, the Operating General Partner has pushed the management company to reduce operating expenses and has funded operating deficits as needed.

The Operating General Partner of East Douglas Apartments Limited Partnership (East Douglas Apartments) failed to meet his partnership obligations. As a result, the Operating General Partner and its related management agent were replaced in April, 1998. The new management company is focusing on improving the property's physical occupancy and operations. For the second quarter of 1999, physical occupancy averaged 94%, and actual operations compared favorably to budgeted projections.


In August 1996 the Investment General Partner was notified that Virginia Avenue Affordable Limited Partnership (Kristine Apartments) was named as defendant in a land encroachment complaint. Initial efforts to settle the complaint were unsuccessful, but a judgment was issued by which the operating partnership would receive an appropriate quit claim deed and other title related documents confirming the partnership's interest in the disputed property. The appropriate title information has been received and is in the process of execution. The deliver of these documents will remove any uncertainty as to the partnership's possession of the land. Additionally, occupancy began to drop in the fourth quarter of 1998, with a year-end occupancy of 78%. A new management company selected by the Investment General Partner, is to begin at the site in mid August. This new management company will focus on improvements to vacancy, collections and tenant retention. Periodic cash shortfalls are anticipated until the occupancy stabilizes and maintenance expenses are reduced.

Series 21
---------
As of the June 30, 1999 and 1998 average Qualified Occupancy for the series was 99.1% and 93.9%, respectively. The series had a total of 14 properties at June 30, 1999.  Out of the total 11 were at 100%
Qualified
Occupancy.

For the three months being reported Series 21 reflects a net loss from
Operating Partnerships of $313,065. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss of $8,384. This is an interim period estimate; it is not indicative of the final year end results.

Atlantic City Housing Urban Renewal Associates L.P. has reported a net loss net of depreciation, a non-cash item, for the year ended December 31, 1998 of approximately $260,000. The property's operations have been impacted by high costs for security and maintenance, while the Section 8 Rental Assistance Contract has seen small incremental increases over the past few years. The Operating General Partner has been funding expenses, though outstanding payables remain high. The Investment General Partner is monitoring the situation closely through quarterly inspections and is working with the Operating General Partner on curing the operational issues. The property's physical occupancy as of June 30, 1999 is 95%.


Series 22
---------
As of June 30, 1999 and 1998 the average Qualified Occupancy for the series was 100%. The series had a total of 29 properties at June
30, 1999, all of which were at 100% Qualified Occupancy.

For the three months being reported Series 22 reflects a net loss from
Operating Partnerships of $195,610. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$252,068. This is an interim period estimate; it is not indicative of the final year end results.

Series 23
---------
As of June 30, 1999 and 1998 the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at June
30, 1999, all of which were at 100% Qualified Occupancy.

For the three months being reported Series 23 reflects a net loss from
Operating Partnerships of $270,998. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a positive operations of $184,403. This is an interim period estimate; it is not indicative of the final year end results.

Series 24
---------
As of June 30, 1999 and 1998 the average Qualified Occupancy for the series was 99.8%. The series had a total of 24 properties at June 30, 1999. Out of the total 23 were at 100% Qualified
Occupancy.

For the three months being reported Series 24 reflects a net loss from
Operating Partnerships of $441,115. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $43,838. This is an interim period estimate; it is not indicative of the final year end results.

Series 25
---------
As of June 30, 1999 and 1998 the average Qualified Occupancy for the series was 99.8% and 98.9%, respectively. The series had a total of 22 properties at June 30, 1999. Out of the total 21 were at 100% Qualified Occupancy.

For the three months being reported Series 25 reflects a net loss from
Operating Partnerships of $488,479. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a positive operations of $13,949. This is an interim period estimate; it is not indicative of the final year end results.

Series 26
---------
As of June 30, 1999 and 1998 the average Qualified Occupancy for the series was 99.3% and 96.4%, respectively. The series had a total of 45 properties at June 30, 1999. Out of the total 40 were at 100% Qualified Occupancy and 3 were in active lease-up. The series also had 2 properties which were under construction at June 30, 1999.

For the three months being reported Series 26 reflects a net loss from Operating Partnerships of $218,399. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$482,175. This is an interim period estimate; it is not indicative of the final year end results.

Series 27
---------
As of June 30, 1999 and 1998 the average Qualified Occupancy for the series was 97.0% and 77.0%, respectively. The series had a total of 15 properties at June 30, 1999. Out of the total 11 were at 100% Qualified Occupancy and 2 were in active lease-up. The series also had 2 properties which were under construction at June 30, 1999.

For the three months being reported Series 27 reflects a net loss from Operating Partnerships of $170,803. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$247,007. This is an interim period estimate; it is not indicative of the final year end results.

Series 28
---------
As of June 30, 1999 and 1998 the average Qualified Occupancy for the series was 97.9% and 95.0%, respectively. The series had a total of 26 properties at June 30, 1999. Out of the total 23 were at 100% Qualified Occupancy and 2 were in active lease-up. The series also had 1 property which was under construction at June 30, 1999.

For the three months being reported Series 28 reflects a net loss from
Operating Partnerships of $155,231. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $131,431. This is an interim period estimate; it is not indicative of the final year end results.

Series 29
---------
As of June 30, 1999 and 1998 the average Qualified Occupancy for the Series was 94.6% and 88.5%, respectively. The series had a total of 22 properties at June 30, 1999. Out of the total 17 were at 100% Qualified Occupancy and 4 were in active lease-up. The series also had 1 property which was under construction at June 30, 1999.

For the three months being reported Series 29 reflects a net loss from
Operating Partnerships of $266,390. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $83,416. This is an interim period estimate; it is not indicative of the final year end results.

Series 30
---------
As of June 30, 1999 and 1998 the average Qualified Occupancy for the series was 89.1 and 58.3%, respectively. The series had a total of 20 properties at June 30, 1999. Out of the total 9 were at 100% Qualified Occupancy and 5 were in active lease-up. The series also had 4 properties that were under construction and 2 properties with multiple buildings some of which were in lease-up and some of which were under construction at June 30, 1999.

For the three months being reported Series 30 reflects a net loss from
Operating Partnerships of $52,395. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $54,317. This is an interim period estimate; it is not indicative of the final year end results.

Series 31
---------
As of June 30, 1999 and 1998 the average Qualified Occupancy for the series was 92.0% and 72.0%, respectively. The series had a total of 26 properties at June 30, 1999. Out of the total 19 were at 100% Qualified Occupancy and 5 were in active lease-up. The series also had 2 properties with multiple buildings some of which were in lease-up and some of which were under construction at June 30, 1999.

For the three months being reported Series 31 reflects a net loss from
Operating Partnerships of $615,438. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss of $237,911.
This is an interim period estimate; it is not indicative of the final year end results.

Series 32
---------
As of June 30, 1999 and 1998 the average Qualified Occupancy for the series was 89.0% and 66.7%, respectively. The series had a total of 15 properties at June 30, 1999. Out of the total 6 were at 100% Qualified Occupancy and 1 was in active lease-up. The series also had 7 properties that were under construction and 2 properties with multiple buildings some of which were in lease-up and some of which were under construction at June 30, 1999.

For the three months being reported Series 32 reflects positive operations from the Operating Partnerships of $86,876. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $388,154. This is an interim period estimate; it is not indicative of the final year end results.

Series 33
---------
As of June 30, 1999 the average Qualified Occupancy for the series was 100%. The Series had a total of 9 properties as of June 30, 1999. Out of the total 2 were at 100% Qualified Occupancy, and 7 were under construction. Since all of the properties were acquired after June 30, 1998, there is no comparative information to report.

For the three months being reported Series 33 reflects positive operations from the Operating Partnerships of $78,164. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $213,525. This is an interim period estimate; it is not indicative of the final year end results.

Series 34
---------
As of June 30, 1999 the average Qualified Occupancy for the series was 45.3%.
The Series had a total of 11 properties as of June 30, 1999. Out of the total 8 were under construction and 3 were in active lease-up. Since all of the properties were acquired after June 30, 1998, there is no comparative information to report.

Series 35
---------
The Series had a total of 8 properties as of June 30, 1999 all of which were under construction. Since all of the properties were acquired after June 30, 1998, there is no comparative information to report.

Year 2000
---------
As previously stated in the Fund's 10-K, Boston Capital and its management have reviewed the potential computer problems that may arise from the century date change known as the "Year 2000" or "Y2K" problem. We are currently in the process of taking the necessary precautions to minimize any disruptions. The majority of Boston Capital's systems are "Y2K" compliant. For all remaining systems we are working with the vendors to make the necessary upgrades and replacements. Boston Capital believes that all of its systems will be fully compliant before the year 2000 and is committed to ensuring that the "Y2K" issue will have no impact on our investors.

                    PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None

Item 2.     Changes in Securities

            None

Item 3.     Defaults upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            None

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

            None

          (b)  Reports on Form 8-K

               (a)  Agreement of Limited Partnership of Silver Creek/
                 MHT Limited Partnership (incorporated by reference
                     from Registrants current report on form 8-K as filed with the Securities and Exchange
                     Commission on June 30, 1999.)

               (b)  Agreement of Limited Partnership of Meridian Housing
                 Limited Partnership (incorporated by reference from
                     Registrants current report on form 8-K as filed with
                     the Securities and Exchange Commission on June 30, 1999.)















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

                             BOSTON CAPITAL TAX CREDIT
                             FUND IV L.P.



                             By:  Boston Capital Associates IV
L.P.




                             By:  C&M Associates d/b/a
                                    Boston Capital Associates



Date: August 19, 1999              By: /s/ John P. Manning
                                       -------------------
                                       John P. Manning,
                                       Partner & Principal
Financial
                                       Officer
































