Form 10-Q
period 1999-09-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 1999-11-19
CIK 913778

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  September 30, 1999
                                     ------------------
                                             or

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



                        QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1999
              -----------------------------------------------


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

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................




















               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS





 							  September 30,        March 31,
                                                1999                1999
                                             (Unaudited)          (Audited)
                                             -----------          ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $378,746,511         $352,630,004


OTHER ASSETS
   Cash and cash equivalents                 14,875,235           14,152,267
   Investments                               43,459,999           47,977,925
   Notes receivable                          12,113,720           14,174,473
   Acquisition costs                         10,523,690            5,644,971
   Organization costs, net of
     accumulated amortization (Note B)                -              623,193
   Other assets                              28,810,758           21,298,752
                                            -----------          -----------

                                           $488,529,913         $456,501,585
                                            ===========          ===========

LIABILITIES

   Accounts payable & accrued
     expenses (Note C)                     $  1,162,382         $    411,758
   Accounts payable affiliates                6,160,530            5,280,848
   Capital contributions payable (Note D)    73,039,059           73,541,468
   Line of credit                                     -              200,000
                                            -----------          -----------

                                             80,361,971           79,434,074
                                            -----------          -----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS





                                            September 30,          March 31,
                                                1999                 1999
                                             (Unaudited)           (Audited)
                                             -----------           ---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest,
      $10 stated value per BAC; 65,000,000
      authorized BACs; 54,702,359 issued and
      outstanding as of September 30, 1999   408,533,329          377,341,887
   General Partner                              (592,381)            (501,370)
   Unrealized gain (loss) on securities
    available for sale, net                      226,994              226,994
                                             -----------           -----------

                                             408,167,942          377,067,511
                                             -----------          -----------

                                            $488,529,913         $456,501,585
                                             ===========          ===========



















       The accompanying notes are an integral part of these statements.

                    Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     Series 20
                                            ---------------------------
 							  September 30,     March 31,
                                                1999            1999
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $19,986,477      $20,817,668

OTHER ASSETS
   Cash and cash equivalents                   368,830          223,286
   Investments                                       -                -
   Notes receivable                                  -                -
   Acquisition costs                            96,449           98,235
   Organization costs, net of
     accumulated amortization (Note B)               -           10,607
   Other assets                                629,330          726,093
                                            ----------       ----------

                                           $21,081,086      $21,875,889
                                            ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $         -      $         -
   Accounts payable affiliates               1,521,588        1,331,964
   Capital contributions payable (Note D)      388,026          388,026
   Line of credit                                    -                -
                                            ----------       ----------

                                             1,909,614        1,719,990
                                            ----------       ----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                       Series 20
                                            ---------------------------
 						        September 30,     March 31,
                                                1999            1999
                                             (Unaudited)      (Audited)
                                             -----------      ---------

Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 3,866,700 issued and
      outstanding as of September 30, 1999  19,310,322       20,284,905
   General Partner                            (138,850)        (129,006)
   Unrealized gain (loss) on securities
    for sale, net                                    -                -
                                            ----------       ----------

                                            19,171,472       20,155,899
                                            ----------       ----------

                                           $21,081,086      $21,875,889
                                            ==========       ==========




















         The accompanying notes are an integral part of these statements.

                     Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                    Series 21
                                           ----------------------------
 							 September 30,     March 31,
                                               1999            1999
                                            (Unaudited)      (Audited)
                                            -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $ 7,393,708      $ 7,984,415

OTHER ASSETS
   Cash and cash equivalents                   244,635          204,141
   Investments                                 758,731          777,925
   Notes receivable                            641,542          641,542
   Acquisition costs                            52,754           53,731
   Organization costs, net of
     accumulated amortization (Note B)               -                -
   Other assets                                290,211          268,066
                                            ----------       ----------

                                           $ 9,381,581      $ 9,929,820
                                            ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $         -      $         -
   Accounts payable affiliates                 736,590          623,670
   Capital contributions payable (Note D)      709,193          709,193
   Line of credit                                    -                -
                                            ----------       ----------

                                             1,445,783        1,332,863
                                            ----------       ----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                          Series 21
                                                -----------------------------

 						           September 30,       March 31,
                                                   1999              1999
                                                (Unaudited)        (Audited)
                                                -----------        ---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 1,892,700 issued and
      outstanding as of September 30,1999       8,012,950         8,667,497
   General Partner                                (82,650)          (76,038)
   Unrealized gain (loss) on securities
    for sale, net                                   5,498             5,498
                                               ----------        ----------

                                                7,935,798         8,596,957
                                               ----------        ----------

                                              $ 9,381,581       $ 9,929,820
                                               ==========        ==========





















         The accompanying notes are an integral part of these statements.

                     Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     Series 22
                                            ----------------------------

 						        September 30,      March 31,
                                                1999             1999
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $14,516,089      $14,961,440

OTHER ASSETS
   Cash and cash equivalents                   278,131          319,333
   Investments                                 299,517          272,533
   Notes receivable                            450,981          462,686
   Acquisition costs                           165,774          168,844
   Organization costs, net of
     accumulated amortization (Note B)               -            9,694
   Other assets                                163,935          165,466
                                            ----------       ----------

                                           $15,874,427      $16,359,996
                                            ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $         -      $         -
   Accounts payable affiliates                 918,851          791,555
   Capital contributions payable (Note D)      548,232          550,641
   Line of credit                                    -                -
                                            ----------       ----------

                                             1,467,083        1,342,196
                                            ----------      -----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series 22
                                                ----------------------------
                                               September 30,      March 31,
                                                   1999             1999
                                                (Unaudited)       (Audited)
                                                -----------       ---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 2,564,400 issued and
      outstanding as of September 30, 1999     14,480,446        15,084,797
  General Partner                                 (75,027)          (68,922)
   Unrealized gain (loss) on securities
    for sale, net                                   1,925             1,925
                                               ----------        ----------

                                               14,407,344        15,017,800
                                               ----------        ----------

                                              $15,874,427       $16,359,996
                                               ==========        ==========





















         The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     Series 23
                                             --------------------------
                                            September 30,      March 31,
                                                1999             1999
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $21,141,342      $21,681,096

OTHER ASSETS
   Cash and cash equivalents                   487,584          610,758
   Investments                                       -                -
   Notes receivable                            306,751          456,751
   Aquisition costs                            168,646          171,769
   Organization costs, net of
     accumulated amortization (Note B)               -           16,933
   Other assets                                378,455          393,309
                                            ----------       ----------

                                           $22,482,778      $23,330,616
                                            ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $         -      $         -
   Accounts payable affiliates                 533,287          413,155
   Capital contributions payable (Note D)      487,851          772,817
   Line of credit                                    -                -
                                            ----------       ----------

                                             1,021,138        1,185,972
                                            ----------       ----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series 23
                                                ---------------------------
                                               September 30,       March 31,
                                                   1999              1999
                                                (Unaudited)       (Audited)
                                                -----------       ---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 3,336,727 issued and
      outstanding as of September 30, 1999      21,531,870        22,208,044
   General Partner                                 (70,230)          (63,400)
   Unrealized gain (loss) on securities
    for sale, net                                        -                 -
                                                ----------        ----------

                                                21,461,640        22,144,644
                                                ----------        ----------

                                              $ 22,482,778       $23,330,616
                                                ==========        ==========





















        The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      Series 24
                                             --------------------------
 							   September 30,     March 31,
                                                1999             1999
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $13,214,947      $13,973,053

OTHER ASSETS
   Cash and cash equivalents                   255,366          304,564
   Investments                                 254,067          188,039
   Notes receivable                            534,342          551,210
   Acquisition costs                           275,523          280,602
   Organization costs, net of
     accumulated amortization (Note B)               -           19,470
   Other assets                                678,166          674,603
                                            ----------       ----------

                                           $15,212,411      $15,991,541
                                            ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $         -      $         -
   Accounts payable affiliates                 662,937          546,259
   Capital contributions payable (Note D)    1,269,494        1,285,736
   Line of credit                                    -                -
                                            ----------       ----------

                                             1,932,431        1,831,995
                                            ----------       ----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series 24
                                                ----------------------------
                                                September 30,      March 31,
                                                   1999              1999
                                                (Unaudited)        (Audited)
                                                -----------        ---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 2,169,878 issued and
      outstanding as of September 30, 1999      13,331,163        14,201,933
   General Partner                                 (52,512)          (43,716)
   Unrealized gain (loss) on securities
    for sale, net                                    1,329             1,329
                                                ----------        ----------

                                                13,279,980        14,159,546
                                                ----------        ----------

                                               $15,212,411       $15,991,541
                                                ==========        ==========





















         The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      Series 25
                                             --------------------------
                                           September 30,      March 31,
                                                1999            1999
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $20,046,340      $20,921,953

OTHER ASSETS
   Cash and cash equivalents                   614,474          660,000
   Investments                                 582,727          529,693
   Notes receivable                            523,193          551,221
   Acquisition costs                           276,703          281,804
   Organization costs, net of
     accumulated amortization (Note B)               -           18,354
   Other assets                              1,323,712        1,322,390
                                            ----------       ----------

                                           $23,367,149      $24,285,415
                                            ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $         -      $         -
   Accounts payable affiliates                 409,014          272,676
   Capital contributions payable (Note D)    2,673,557        2,704,223
   Line of credit                                    -                -
                                            ----------       ----------

                                             3,082,571        2,976,899
                                            ----------       ----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                          Series 25
                                                 ---------------------------
                                                September 30,        March 31,
                                                    1999             1999
                                                 (Unaudited)       (Audited)
                                                 -----------       ---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 3,026,109 issued and
      outstanding as of September 30, 1999      20,335,388       21,349,087
   General Partner                                 (54,636)         (44,397)
   Unrealized gain (loss) on securities
    for sale, net                                    3,826            3,826
                                                ----------       ----------

                                                20,284,578       21,308,516
                                                ----------       ----------

                                               $23,367,149      $24,285,415
                                                ==========       ==========





















         The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     Series 26
                                             --------------------------
                                            September 30,     March 31,
                                                1999            1999
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $29,576,429      $29,938,230

OTHER ASSETS
   Cash and cash equivalents                    488,676        1,190,003
   Investments                                  221,200          721,150
   Notes receivable                             583,670          653,909
   Acquisition costs                            468,770          475,012
   Organization costs, net of
     accumulated amortization (Note B)                -           42,595
   Other assets                               3,459,448        3,856,657
                                             ----------       ----------

                                            $34,798,193      $36,877,556
                                             ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $        90      $        90
   Accounts payable affiliates                  472,504          266,608
   Capital contributions payable (Note D)     3,941,356        5,548,536
   Line of credit                                     -                -
                                             ----------       ----------

                                              4,413,950        5,815,234
                                             ----------       ----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series 26
                                                ---------------------------
    	                                          September 30,   March 31,
                                                   1999           1999
                                                (Unaudited)      (Audited)
                                                -----------      ---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 3,995,900 issued and
      outstanding as of September 30, 1999     30,414,192        31,085,523
   General Partner                                (36,475)          (29,727)
   Unrealized gain (loss) on securities
    for sale, net                                   6,526             6,526
                                               ----------        ----------

                                               30,384,243        31,062,322
                                               ----------        ----------

                                              $34,798,193       $36,877,556
                                               ==========        ==========





















         The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     Series 27
                                             --------------------------
                                            September 30,     March 31,
                                                1999            1999
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $17,052,070      $16,996,406

OTHER ASSETS
   Cash and cash equivalents                    522,905        1,328,141
   Investments                                  640,061          140,982
   Notes receivable                              99,549          270,649
   Acquisition costs                            408,446          402,321
   Organization costs, net of
     accumulated amortization (Note B)                -           38,806
   Other assets                               1,007,350        1,017,819
                                             ----------       ----------

                                            $19,730,381      $20,195,124
                                             ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $         -      $         -
   Accounts payable affiliates                  586,491          430,737
   Capital contributions payable (Note D)     1,685,263        1,645,618
   Line of credit                                     -                -
                                             ----------       ----------

                                              2,271,754        2,076,355
                                             ----------       ----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                      Series 27
                                             ---------------------------
                                            September 30,       March 31,
                                                1999              1999
                                             (Unaudited)        (Audited)
                                             -----------        ---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 2,460,700 issued and
      outstanding as of September 30, 1999     17,488,821        18,142,362
   General Partner                                (31,877)          (25,276)
   Unrealized gain (loss) on securities
    for sale, net                                   1,683             1,683
                                               ----------        ----------

                                               17,458,627        18,118,769
                                               ----------        ----------

                                              $19,730,381       $20,195,124
                                               ==========        ==========



















     The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     Series 28
                                             --------------------------
 							   September 30,     March 31,
                                                1999             1999
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $31,657,872      $32,194,655

OTHER ASSETS
   Cash and cash equivalents                  1,381,019          569,820
   Investments                                2,641,201        4,164,571
   Notes receivable                           1,477,458        1,477,458
   Acquisition costs                             89,404           70,092
   Organization costs, net of
     accumulated amortization (Note B)                -           55,896
   Other assets                                   3,189          205,606
                                             ----------       ----------

                                            $37,250,143      $38,738,098
                                             ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $         -      $         -
   Accounts payable affiliates                      350          256,148
   Capital contributions payable (Note D)     3,844,828        4,440,923
   Line of credit                                     -                -
                                             ----------       ----------

                                              3,845,178        4,697,071
                                             ----------       ----------

               Boston Capital Tax Credit Fund IV L.P.

                           BALANCE SHEETS


                                                      Series 28
                                             ----------------------------
 							   September 30,      March 31,
                                                1999              1999
                                             (Unaudited)        (Audited)
                                             -----------        ---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 4,000,738 issued and
      outstanding as of September 30, 1999     33,384,269        34,013,990
   General Partner                                (10,026)           (3,685)
   Unrealized gain (loss) on securities
    for sale, net                                  30,722            30,722
                                               ----------        ----------

                                               33,404,965        34,041,027
                                               ----------        ----------

                                              $37,250,143       $38,738,098
                                               ==========        ==========






















      The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      Series 29
                                             -------------------------
                                             September 30,   March 31,
                                                1999           1999
                                             (Unaudited)     (Audited)
                                             -----------     ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $30,433,128      $31,006,270

OTHER ASSETS
   Cash and cash equivalents                    364,546        1,066,404
   Investments                                3,652,902        5,250,347
   Notes receivable                             835,878          835,878
   Acquisition costs                             87,783           13,596
   Organization costs, net of
     accumulated amortization (Note B)                -           49,448
   Other assets                                   4,853           26,001
                                             ----------       ----------

                                            $35,379,090      $38,247,944
                                             ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $         -      $         -
   Accounts payable affiliates                    6,511            6,511
   Capital contributions payable (Note D)     3,744,337        5,800,186
   Line of credit                                     -                -
                                             ----------       ----------

                                              3,750,848        5,806,697
                                             ----------       ----------

                Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series 29
                                                ---------------------------
                                               September 30,     March 31,
                                                  1999             1999
                                                (Unaudited)      (Audited)
                                                -----------      ---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 3,991,800 issued and
      outstanding as of September 30, 1999     31,627,006        32,431,904
   General Partner                                (25,007)          (16,900)
   Unrealized gain (loss) on securities
    for sale, net                                  26,243            26,243
                                               ----------        ----------

                                               31,628,242        32,441,247
                                               ----------        ----------

                                              $35,379,090       $38,247,944
                                               ==========        ==========
























         The accompanying notes are an integral part of these statements.

                                     2


                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     Series 30
                             	              --------------------------
                                           September 30,     March 31,
                                               1999            1999
                                            (Unaudited)      (Audited)
                                            -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $21,156,959      $18,385,611

OTHER ASSETS
   Cash and cash equivalents                  1,038,336        1,339,143
   Investments                                2,676,684        5,366,697
   Notes receivable                              85,438        1,415,196
   Acquisition costs                            579,404          510,332
   Organization costs, net of
     accumulated amortization (Note B)                -           48,501
   Other assets                               1,169,964          888,146
                                             ----------       ----------

                                            $26,706,785      $27,953,626
                                             ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $         -      $         -
   Accounts payable affiliates                    6,196            6,196
   Capital contributions payable (Note D)     4,119,032        5,188,387
   Line of credit                                     -                -
                                             ----------       ----------

                                              4,125,228        5,194,583
                                             ----------       ----------

                Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series 30
                                                --------------------------
                                               September 30,     March 31,
                                                   1999            1999
                                                (Unaudited)      (Audited)
                                                -----------      ---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 2,651,000,
      issued and outstanding
      as of September 30, 1999                 22,558,177        22,733,909
General Partner                                    (1,490)              264
   Unrealized gain (loss) on securities
    for sale, net                                  24,870            24,870
                                               ----------        ----------

                                               22,581,557        22,759,043
                                               ----------        ----------

                                              $26,706,785       $27,953,626
                                               ==========        ==========



















         The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      Series 31
                             		         -------------------------
                                            September 30,    March 31,
                                                1999           1999
                                             (Unaudited)     (Audited)
                                             -----------     ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $34,590,073      $35,524,458

OTHER ASSETS
   Cash and cash equivalents                  1,655,284        1,294,456
   Investments                                3,467,091        5,366,127
   Notes receivable                           1,903,880        2,221,022
   Acquisition costs                                  -                -
   Organization costs, net of
     accumulated amortization (Note B)                -           51,385
   Other assets                                 986,336          974,611
                                             ----------       ----------

                                            $42,602,664      $45,432,059
                                             ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $     1,660      $     1,660
   Accounts payable affiliates                    1,390            1,390
   Capital contributions payable (Note D)     6,361,211        8,010,788
   Line of credit                                     -                -
                                             ----------       ----------

                                              6,364,261        8,013,838
                                             ----------       ----------

Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                        Series 31
                                                --------------------------
                                               September 30,    March 31,
                                                   1999           1999
                                                (Unaudited)     (Audited)
                                                -----------     ---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 4,417,857
      issued and outstanding
      as of September 30, 1999                 36,237,323        37,405,408
   General Partner                                (17,058)           (5,325)
   Unrealized gain (loss) on securities
    for sale, net                                  18,138            18,138
                                               ----------        ----------

                                               36,238,403        37,418,221
                                               ----------        ----------

                                              $42,602,664       $45,432,059
                                               ==========        ==========






















         The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                    Series 32
                             		        ---------------------------
                                            September 30,     March 31,
                                                1999            1999
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $39,347,555      $35,492,664

OTHER ASSETS
   Cash and cash equivalents                  1,424,432        1,625,906
   Investments                                3,570,902        9,246,829
   Notes receivable                             873,301        1,995,249
   Acquisition costs                            815,130          723,349
   Organization costs, net of
     accumulated amortization (Note B)                -           50,418
   Other assets                               2,831,730        1,970,512
                                             ----------       ----------

                                            $48,863,050      $51,104,927
                                             ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $         -      $         -
   Accounts payable affiliates                      103              103
   Capital contributions payable (Note D)     7,959,703       10,155,068
   Line of credit                                     -                -
                                             ----------       ----------

                                              7,959,806       10,155,171
                                             ----------       ----------

Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                        Series 32
                                                ---------------------------
                                               September 30,      March 31,
                                                   1999             1999
                                                (Unaudited)       (Audited)
                                                -----------       ---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 4,754,198 issued and
      outstanding as of September 30, 1999     40,864,899        40,911,216
   General Partner                                  2,291             2,486
   Unrealized gain (loss) on securities
    for sale, net                                  36,054            36,054
                                               ----------        ----------

                                               40,903,244        40,949,756
                                               ----------        ----------

                                              $48,863,050       $51,104,927
                                               ==========        ==========



















         The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      Series 33
                             		         --------------------------
                                            September 30,    March 31,
                                                1999           1999
                                             (Unaudited)     (Audited)
                                             -----------     ----------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $21,138,909    $19,871,865

OTHER ASSETS
   Cash and cash equivalents                  1,383,204        685,857
   Investments                                3,144,089      5,892,859
   Notes receivable                             142,849         46,280
   Acquisition costs                            722,714        668,353
   Organization costs, net of
     accumulated amortization (Note B)                -         83,770
   Other assets                                 207,955      1,078,560
                                             ----------     ----------

                                            $26,739,720    $28,327,544
                                             ==========     ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $         -    $         -
   Accounts payable affiliates                    6,443          6,443
   Capital contributions payable (Note D)     3,856,254      5,507,151
   Line of credit                                     -              -
                                             ----------     ----------

                                              3,862,697      5,513,594
                                             ----------     ----------

Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                        Series 33
                                               ----------------------------
                                               September 30,      March 31,
                                                  1999             1999
                                               (Unaudited)       (Audited)
                                               -----------       ----------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 2,636,533 issued and
      outstanding as of September 30,1999      22,839,072 		22,776,691
   General Partner                                  2,633              1,941
   Unrealized gain (loss) on securities
    for sale, net                                  35,318             35,318
                                               ----------         ----------

                                               22,877,023         22,813,950
                                               ----------         ----------

                                              $26,739,720        $28,327,544
                                               ==========         ==========






















        The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      Series 34
                             		         --------------------------
                                             September 30,   March 31,
                                                1999           1999
                                             (Unaudited)     (Audited)
                                             -----------     ----------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $27,070,960    $22,247,242

OTHER ASSETS
   Cash and cash equivalents                    907,410      2,482,579
   Investments                                5,310,203      9,666,568
   Notes receivable                           3,114,888      1,678,562
   Acquisition costs                          1,064,650        904,527
   Organization costs, net of
     accumulated amortization (Note B)                -        110,441
   Other assets                               3,810,545      5,146,310
                                             ----------     ----------

                                            $41,278,656    $42,236,229
                                             ==========     ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $       493    $       493
   Accounts payable affiliates                   32,894         32,894
   Capital contributions payable (Note D)    11,247,855     12,032,400
   Line of credit                                     -              -
                                             ----------     ----------

                                             11,281,242     12,065,787
                                             ----------     ----------














                                     3


Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                        Series 34
                                               ----------------------------
                                              September 30,      March 31,
                                                  1999             1999
                                               (Unaudited)       (Audited)
                                               -----------       ----------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 3,529,319 respectively,
      issued and  outstanding as of
      September 30,1999                        29,964,924 		30,136,760
   General Partner                                   (793)               399
   Unrealized gain (loss) on securities
    for sale, net                                  33,283             33,283
                                               ----------         ----------

                                               29,997,414         30,170,442
                                               ----------         ----------

                                              $41,278,656        $42,236,229
                                               ==========         ==========






















        The accompanying notes are an integral part of these statements.

                                     3


                   Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      Series 35
                             		         --------------------------
                                             September 30,   March 31,
                                                1999           1999
                                             (Unaudited)     (Audited)
                                             -----------     ----------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $22,791,607    $10,632,978

OTHER ASSETS
   Cash and cash equivalents                  1,421,999        247,876
   Investments                               11,229,902        393,605
   Notes receivable                             540,000        916,860
   Acquisition costs                          3,290,602        822,404
   Organization costs, net of
     accumulated amortization (Note B)                -         16,875
   Other assets                               4,360,810      2,584,603
                                             ----------     ----------

                                            $43,634,920    $15,615,201
                                             ==========     ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $     9,930    $   409,515
   Accounts payable affiliates                   27,146        294,539
   Capital contributions payable (Note D)    15,452,879      8,801,775
   Line of credit                                     -        200,000
                                             ----------     ----------

                                             15,489,955      9,705,829
                                             ----------     ----------














                                     3


Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                        Series 35
                                               ----------------------------
                                              September 30,      March 31,
                                                  1999             1999
                                               (Unaudited)       (Audited)
                                               -----------       ----------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 3,300,463 respectively,
      issued and outstanding as of
      September 30,1999                        28,144,051 		 5,907,861
   General Partner                                   (665)               (68)
   Unrealized gain (loss) on securities
    for sale, net                                   1,579              1,579
                                               ----------         ----------

                                               28,144,965          5,909,372
                                               ----------         ----------

                                              $43,634,920        $15,615,201
                                               ==========         ==========






















        The accompanying notes are an integral part of these statements.

                                     3


Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     Series 36*
                             		               --------------
                                                   September 30,
                                                       1999
                                                    (Unaudited)
                                                    -----------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                             $7,632,046

OTHER ASSETS
   Cash and cash equivalents                          2,038,404
   Investments                                        5,010,722
  Notes receivable                                            -
   Acquisition costs                                  1,960,938
   Organization costs, net of
     accumulated amortization (Note B)                        -
   Other assets                                       7,504,769
                                                     ----------

                                                    $24,146,879
                                                     ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                              $ 1,150,209
   Accounts payable affiliates                          238,235
   Capital contributions payable (Note D)             4,749,988
   Line of credit                                             -
                                                     ----------

                                                    $ 6,138,432
                                                     ----------







*Series 36 did not commence operations until after March 31, 1999, therefore it does not have comparative information to report.






                                     3


Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                        Series 36*
                                                     ---------------
                                                       September 30,
                                                           1999
                                                       (Unaudited)
                                                       ------------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 2,107,337 respectively,
      issued and outstanding as of
      September 30,1999                                 18,008,457
   General Partner
   Unrealized gain (loss) on securities
    for sale, net                                              (10)
                                                        ----------
                                                        18,008,447
                                                        ----------

                                                       $24,146,879
                                                        ==========


















*Series 36 did not commence operations until after March 31, 1999, therefore it does not have comparative information to report.


        The accompanying notes are an integral part of these statements.

                                     3


                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF OPERATIONS

Three Months Ended September 30,
            (Unaudited)



                                             1999         1998
                                             ----         ----

Income
  Interest income                       $   808,037   $ 1,169,430
  Other income                                1,350             -
                                         ----------    ----------

                                            809,387     1,169,430
                                         ----------    ----------

Share of income (loss) from
  Operating Partnerships                 (3,495,782)   (2,574,730)
                                         ----------    ----------

Expenses
  Professional fees                         318,868       271,162
  Fund management fee (Note C)              985,250       842,054
  Organization Costs                        672,854             -
  Amortization                               16,709        55,090
  General and administrative expenses       383,183       388,628
                                         ----------    ----------

                                          2,376,864     1,556,934
                                         ----------    ----------


  NET INCOME (LOSS)                     $(5,063,259)  $(2,962,234)
                                         ==========    ==========

Net income (loss) allocated to
  limited partners                      $(5,012,626)  $(2,932,611)
                                         ==========    ==========

Net income (loss) allocated to
  general partner                       $   (50,633)  $   (29,623)
                                         ==========    ==========

Net income (loss) per BAC               $     (1.63)  $     (1.06)
                                         ==========    ==========



       The accompanying notes are an integral part of these statements.

                                     37



              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended September 30,
                            (Unaudited)

                                                      Series 20
                                               -----------------------
                                                  1999          1998
                                                  ----          ----
Income
  Interest income                              $     857     $     454
  Other income                                     1,200             -
                                                --------      --------

                                                   2,057           454
                                                --------      --------

Share of income (loss) from Operating
  Partnerships                                  (432,154)     (467,815)
                                                --------      --------

Expenses
  Professional fees                               20,050        17,823
  Fund management fee (Note C)                    52,115        93,773
  Organization Costs                               4,786             -
  Amortization                                       893         5,821
  General and administrative expense              10,564        11,245
                                                --------      --------

                                                  88,408       128,662
                                                --------      --------


  NET INCOME (LOSS)                            $(518,505)    $(596,023)
                                                ========      ========

Net income (loss) allocated to
  limited  partners                            $(513,320)    $(590,063)
                                                ========      ========

Net income (loss) allocated to
  general partner                              $  (5,185)    $  (5,960)
                                                ========      ========

Net income (loss) per BAC                      $    (.13)    $    (.15)
                                                ========      ========




        The accompanying notes are an integral part of these statements.

                                     3


               Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended September 30,
                            (Unaudited)

                                                      Series 21
                                               -----------------------
                                                  1999          1998
                                                  ----          ----
Income
  Interest income                              $  15,721     $  15,078
  Other income                                         -             -
                                                --------      --------
                                                  15,721        15,078
                                                --------      --------

Share of income (loss) from Operating
  Partnerships                                  (258,066)     (349,369)
                                                --------      --------

Expenses
  Professional fees                               13,137        12,308
  Fund management fee (Note C)                    25,052        56,460
  Organization Costs                                   -             -
  Amortization                                       488         4,739
  General and administrative expense              11,533        10,159
                                                --------      --------

                                                  50,210        83,666
                                                --------      --------


  NET INCOME (LOSS)                            $(292,555)    $(417,957)
                                                ========      ========

Net income (loss) allocated to
  limited  partners                            $(289,629)    $(413,777)
                                                ========      ========

Net income (loss) allocated to
  general partner                              $  (2,926)    $  (4,180)
                                                ========      ========

Net income (loss) per BAC                      $    (.15)    $    (.22)
                                                ========      ========





        The accompanying notes are an integral part of these statements.

                                     39


              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended September 30,
                            (Unaudited)

                                                      Series 22
                                               -----------------------
                                                  1999          1998
                                                  ----          ----
Income
  Interest income                              $   6,074     $   6,633
  Other income                                         -             -
                                                --------      --------

                                                   6,074         6,633
                                                --------      --------

Share of income (loss) from Operating
  Partnerships                                  (253,073)     (196,179)
                                                --------      --------

Expenses
  Professional fees                               17,164        20,903
  Fund management fee (Note C)                    59,539        58,783
  Organization Costs                               6,559             -
  Amortization                                     3,070         3,135
  General and administrative expense               9,964         9,074
                                                --------      --------

                                                  96,296        91,895
                                                --------      --------


  NET INCOME (LOSS)                            $(343,295)    $(281,441)
                                                ========      ========

Net income (loss) allocated to
  limited  partners                            $(339,862)    $(278,627)
                                                ========      ========

Net income (loss) allocated to
  general partner                              $  (3,433)    $  (2,814)
                                                ========      ========

Net income (loss) per BAC                      $    (.13)    $    (.11)
                                                ========      ========





        The accompanying notes are an integral part of these statements.

                                     4


              Boston Capital Tax Credit Fund IV L.P.

                     STATEMENTS OF OPERATIONS

                    Three Months Ended September 30,
                            (Unaudited)

                                                      Series 23
                                               -----------------------
                                                  1999          1998
                                                  ----          ----
Income
  Interest income                              $   1,943     $   1,575
  Other income                                       150             -
                                                --------      --------

                                                   2,093         1,575
                                                --------      --------

Share of income (loss) from Operating
  Partnerships                                  (264,218)     (243,370)
                                                --------      --------

Expenses
  Professional fees                               16,000        17,168
  Fund management fee (Note C)                    46,066        59,566
  Organization Costs                              13,665             -
  Amortization                                     1,562         3,268
  General and administrative expense               9,624        10,687
                                                --------      --------

                                                  86,917        90,689
                                                --------      --------


  NET INCOME (LOSS)                            $(349,042)    $(332,484)
                                                ========      ========

Net income (loss) allocated to
  limited  partners                            $(345,552)    $(329,159)
                                                ========      ========

Net income (loss) allocated to
  general partner                              $  (3,490)    $  (3,325)
                                                ========      ========

Net income (loss) per BAC                      $    (.10)    $    (.10)
                                                ========      ========



        The accompanying notes are an integral part of these statements.

                                     4


              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended September 30,
                            (Unaudited)

                                                      Series 24
                                               -----------------------
                                                  1999          1998
                                                  ----          ----
Income
  Interest income                              $   4,499     $   4,254
  Other income                                         -             -
                                                --------      --------

                                                   4,499         4,254
                                                --------      --------

Share of income (loss) from Operating
  Partnerships                                  (307,392)     (342,873)
                                                --------      --------

Expenses
  Professional fees                               16,458        17,724
  Fund management fee (Note C)                    57,838        39,287
  Organization Costs                              16,225             -
  Amortization                                     2,551         3,245
  General and administrative expense               7,854         8,219
                                                --------      --------

                                                 100,926        68,475
                                                --------      --------


  NET INCOME (LOSS)                            $(403,819)    $(407,094)
                                                ========      ========

Net income (loss) allocated to
  limited  partners                            $(399,781)    $(403,023)
                                                ========      ========

Net income (loss) allocated to
  general partner                              $  (4,038)    $  (4,071)
                                                ========      ========

Net income (loss) per BAC                      $    (.18)    $    (.19)
                                                ========      ========





        The accompanying notes are an integral part of these statements.

                                     42



               Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended September 30,
                            (Unaudited)

                                                      Series 25
                                               -----------------------
                                                  1999          1998
                                                  ----          ----
Income
  Interest income                              $  12,784     $  12,378
  Other income                                         -             -
                                                --------      --------

                                                  12,784        12,378
                                                --------      --------

Share of income (loss) from Operating
  Partnerships                                  (381,809)     (205,850)
                                                --------      --------

Expenses
  Professional fees                               17,290        19,377
  Fund management fee (Note C)                    60,819        72,469
  Organization Costs                              15,732             -
  Amortization                                     3,805         2,622
  General and administrative expense              12,314        12,760
                                                --------      --------

                                                 109,960       107,228
                                                --------      --------


  NET INCOME (LOSS)                            $(478,985)    $(300,700)
                                                ========      ========

Net income (loss) allocated to
  limited  partners                            $(474,195)    $(297,693)
                                                ========      ========

Net income (loss) allocated to
  general partner                              $  (4,790)    $  (3,007)
                                                ========      ========

Net income (loss) per BAC                      $    (.16)    $    (.19)
                                                ========      ========



        The accompanying notes are an integral part of these statements.

                                     43



              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended September 30,
                            (Unaudited)

                                                      Series 26
                                               -----------------------
                                                  1999          1998
                                                  ----          ----
Income
  Interest income                              $  22,620     $  45,070
  Other income                                         -             -
                                                --------      --------

                                                  22,620        45,070
                                                --------      --------

Share of income (loss) from Operating
  Partnerships                                  (217,892)     (307,368)
                                                --------      --------

Expenses
  Professional fees                               24,646        33,758
  Fund management fee (Note C)                    93,835        79,830
  Organization Costs                              37,863             -
  Amortization                                     4,340         4,733
  General and administrative expense              16,040        29,052
                                                --------      --------

                                                 176,724       147,373
                                                --------      --------


  NET INCOME (LOSS)                            $(372,003)    $(409,671)
                                                ========      ========

Net income (loss) allocated to
  limited  partners                            $(368,283)    $(405,574)
                                                ========      ========

Net income (loss) allocated to
  general partner                              $  (3,720)    $  (4,097)
                                                ========      ========

Net income (loss) per BAC                      $    (.09)    $    (.10)
                                                ========      ========





        The accompanying notes are an integral part of these statements.

                                     4




                 Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended September 30,
                            (Unaudited)

                                                      Series 27
                                               -----------------------
                                                  1999          1998
                                                  ----          ----
Income
  Interest income                              $   5,197     $  24,349
  Other income                                         -             -
                                                --------      --------

                                                   5,197        24,349
                                                --------      --------

Share of income (loss) from Operating
  Partnerships                                  (288,571)     (186,863)
                                                --------      --------

Expenses
  Professional fees                               14,238        15,647
  Fund management fee (Note C)                    74,639        73,527
  Organization Cost                               34,925             -
  Amortization                                         -         3,881
  General and administrative expense              10,723        14,521
                                                --------      --------

                                                 134,525       107,576
                                                --------      --------


  NET INCOME (LOSS)                            $(417,899)    $(270,090)
                                                ========      ========

Net income (loss) allocated to
  limited  partners                            $(413,720)    $(267,389)
                                                ========      ========

Net income (loss) allocated to
  general partner                              $  (4,179)    $  (2,701)
                                                ========      ========

Net income (loss) per BAC                      $    (.17)    $    (.11)
                                                ========      ========



        The accompanying notes are an integral part of these statements.

                                     4




                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Three Months Ended September 30,
                            (Unaudited)

                                                Series 28
                                        --------------------------
1999 1998
                                           ----           ----
 Income
  Interest income                      $  68,913      $ 211,926
  Other income                                 -              -
                                        --------       --------

                                          68,913        211,926
                                        --------       --------

Share of income (loss) from
  Operating Partnerships                (319,392)       (84,834)
                                        --------       --------

Expenses
  Professional fees                       24,028         29,171
  Fund management fee (Note C)            70,649         70,977
  Organization Costs                      50,815              -
  Amortization                                 -          5,081
  General and administrative expense      31,813         56,659
                                        --------       --------
                                         177,305        161,888
                                        --------       --------

  NET INCOME (LOSS)                    $(427,784)     $ (34,796)
                                        ========       ========

Net income (loss) allocated to
  limited  partners                    $(423,506)     $ (34,448)
                                        ========       ========

Net income (loss) allocated to
  general partner                      $  (4,278)     $    (348)
                                        ========       ========

Net income (loss) per BAC              $    (.11)     $    (.01)
                                        ========       ========




        The accompanying notes are an integral part of these statements.

                                     46





                 Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Three Months Ended September 30,
                            (Unaudited)

                                                Series 29
                                        --------------------------
                                           1999           1998
                                           ----           ----
Income
  Interest income                      $  56,910      $ 195,739
  Other income                                 -              -
                                        --------       --------

                                          56,910        195,739
                                        --------       --------

Share of income (loss) from
  Operating Partnerships                (381,906)       (90,506)
                                        --------       --------

Expenses
  Professional fees                       23,898         26,094
  Fund management fee (Note C)            82,494         69,216
  Organization Costs                      45,644              -
  Amortization                                 -          2,778
  General and administrative expense      25,398         48,439
                                        --------       --------
                                         177,434        146,527
                                        --------       --------

  NET INCOME (LOSS)                    $(502,430)     $ (41,294)
                                        ========       ========

Net income (loss) allocated to
  limited  partners                    $(497,406)     $ (40,880)
                                        ========       ========

Net income (loss) allocated to
  general partner                      $  (5,024)     $    (414)
                                        ========       ========

Net income (loss) per BAC              $    (.12)     $    (.01)
                                        ========       ========



        The accompanying notes are an integral part of these statements.

                                   47


                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Three Months Ended September 30,
                            (Unaudited)

                                                Series 30
                                         ------------------------
                                           1999            1998
                                           ----            ----
Income
  Interest income                      $  54,810       $ 113,023
  Other income                                 -               -
                                        --------        --------

                                          54,810         113,023
                                        --------        --------

Share of income (loss) from
  Operating Partnerships                 (30,907)         (7,693)
                                        --------        --------

Expenses
  Professional fees                       22,009          19,611
  Fund management fee (Note C)            48,026          35,037
  Organization Costs                      45,037               -
  Amortization                                 -           3,464
  General and administrative expense      22,235          33,942
                                        --------        --------
                                         137,307          92,054
                                        --------        --------

  NET INCOME (LOSS)                    $(113,404)      $  13,276
                                        ========        ========

Net income (loss) allocated to
  limited  partners                    $(112,270)      $  13,143
                                        ========        ========

Net income (loss) allocated to
  general partner                      $  (1,134)      $     133
                                        ========        ========

Net income (loss) per BAC              $    (.05)      $       -
                                        ========        ========






        The accompanying notes are an integral part of these statements.

                                     4


                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                     Three Months Ended September 30,
                            (Unaudited)

                                                Series 31
                                        ------------------------
                                           1999            1998
                                           ----            ----
Income
  Interest income                       $  64,484      $ 311,911
  Other income                                  -              -
                                         --------       --------

                                           64,484        311,911
                                         --------       --------
Share of income (loss) from
  Operating Partnerships                 (375,349)       (84,361)
                                         --------       --------

Expenses
  Professional fees                        24,822         29,575
  Fund management fee (Note C)             92,874         63,381
  Organization Costs                       47,959              -
  Amortization                                  -          3,426
  General and administrative expense       24,675         53,789
                                         --------       --------
                                          190,330        150,171
                                         --------       --------

  NET INCOME (LOSS)                     $(501,195)     $  77,739
                                         ========       ========

Net income (loss) allocated to
  limited  partners                     $(496,183)     $  76,605
                                         ========       ========

Net income (loss) allocated to          $  (5,012)     $     774
  general partner                        ========       ========

Net income (loss) per BAC               $    (.11)     $     .02
                                         ========       ========








        The accompanying notes are an integral part of these statements.

                                    4


              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended September 30,
                            (Unaudited)

                                                    Series 32
                                            ---------------------------
                                               1999            1998
                                               ----            ----

Income
  Interest income                           $  98,510       $ 209,445

  Other income                                      -               -
                                             --------        --------

                                               98,510         209,445
                                             --------        --------

Share of income (loss) from Operating
  Partnerships                                (20,843)         (7,649)
                                             --------        --------

Expenses
  Professional fees                            21,587          12,003
  Fund management fee (Note C)                 85,067          65,662
  Organization Costs                           47,452               -
  Amortization                                      -           8,897
  General and administrative expense           38,554          77,129
                                              -------        --------

                                              192,660         163,691
                                             --------        --------


  NET INCOME (LOSS)                         $(114,993)      $  38,105
                                             ========        ========

Net income (loss) allocated to
  limited  partners                         $(113,843)      $  37,724
                                             ========        ========
Net income (loss) allocated to
  general partner                           $  (1,150)      $     381
                                             ========        ========

Net income (loss) per BAC                   $    (.02)      $     .01
                                             ========        ========



        The accompanying notes are an integral part of these statements.

                                     5

                Boston Capital Tax Credit Fund IV L.P.

                      STATEMENTS OF OPERATIONS

                    Three Months Ended September 30,
                            (Unaudited)

                                                     Series 33
                                            --------------------------
                                               1999            1998
                                               ----            ----

Income
  Interest income                           $  95,422       $  17,595
  Other income                                      -               -
                                             --------        --------

                                               95,422          17,595
                                             --------        --------

Share of income (loss) from Operating
  Partnerships                                 56,128               -
                                             --------        --------

Expenses
  Professional fees                            16,290               -
  Fund management fee (Note C)                 28,532           4,086
  Organization Costs                           79,116               -
  Amortization                                      -               -
  General and administrative expense           30,517          12,953
                                              -------        --------

                                              154,455          17,039
                                             --------        --------


  NET INCOME (LOSS)                         $  (2,905)      $     556
                                             ========        ========

Net income (loss) allocated to
  limited  partners                         $  (2,876)      $     550
                                             ========        ========
Net income (loss) allocated to
  general partner                           $     (29)      $       6
                                             ========        ========

Net income (loss) per BAC                   $       -      $        -
                                             ========        ========



        The accompanying notes are an integral part of these statements.

                                     5



                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Three Months Ended September 30,
                            (Unaudited)

                                             Series 34*      Series 35*
                                             ----------      ----------
                                                1999            1999
                                                ----            ----
Income
  Interest income                            $ 122,245       $  156,771
  Other income                                       -                -
                                              --------        ---------

                                               122,245          156,771
                                              --------        ---------

Share of income (loss) from
  Operating Partnerships                       (20,338)               -
                                              --------        ---------
Expenses
  Professional fees                             23,698           18,883
  Fund management fee (Note C)                  67,655           40,050
  Organization Costs                           104,919          122,157
  Amortization                                       -                -
  General and administrative expense            40,148           64,623
                                              --------        ---------

                                               236,420          245,713
                                              --------        ---------

  NET INCOME (LOSS)                          $(134,513)      $  (88,942)
                                              ========        =========

Net income (loss) allocated to
  limited  partners                          $(133,167)      $  (88,053)
                                              ========        =========

Net income (loss) allocated to               $  (1,346)      $     (889)
  general partner                             ========        =========

Net income (loss) per BAC                    $    (.04)      $     (.03)
                                              ========        =========



* Series 34 and 35 did not commence operations until after September 30, 1998, therefore they do not have comparative information to report.

        The accompanying notes are an integral part of these statements.

                                    5

               Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Three Months Ended September 30,
                            (Unaudited)

                                              Series 36*
                                              ----------
                                                 1999
                                                ------
Income
  Interest income                             $  20,277
  Other income                                        -
                                               --------

                                                 20,277
                                               --------

Share of income (loss) from
  Operating Partnerships                              -
                                               --------
Expenses
  Professional fees                               4,670
  Fund management fee (Note C)                        -
  Organization Costs                                  -
  Amortization                                        -
  General and administrative expense             16,597
                                               --------

                                                 21,267
                                               --------

  NET INCOME (LOSS)                           $    (990)
                                               ========

Net income (loss) allocated to
  limited  partners                           $    (980)
                                               ========

Net income (loss) allocated to                $     (10)
  general partner                              ========

Net income (loss) per BAC                     $
                                               ========





* Series 36 did not commence operations until after September 30, 1998, therefore it does not have comparative information to report.

        The accompanying notes are an integral part of these statements.

                                    5


Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF OPERATIONS

Six Months Ended September 30,
          (Unaudited)



                                             1999         1998
                                             ----         ----

Income
  Interest income                       $ 1,585,319   $ 2,244,765
  Other income                                6,900         1,500
                                         ----------    ----------

                                          1,592,219     2,246,265
                                         ----------    ----------

Share of income (loss) from
  Operating Partnerships                 (6,870,615)   (5,471,178)
                                         ----------    ----------

Expenses
  Professional fees                         459,370       415,477
  Fund management fee (Note C)            1,898,732     1,636,713
  Organization Costs                        685,561             -
  Amortization                               30,349       102,307
  General and administrative expenses       748,670       718,693
                                         ----------    ----------

                                          3,822,682     2,873,190
                                         ----------    ----------


  NET INCOME (LOSS)                     $(9,101,078)  $(6,098,103)
                                         ==========    ==========

Net income (loss) allocated to
  limited partners                      $(9,010,067)  $(6,037,124)
                                         ==========    ==========

Net income (loss) allocated to
  general partner                       $   (91,011)  $   (60,979)
                                         ==========    ==========

Net income (loss) per BAC               $     (2.92)  $     (2.12)
                                         ==========    ==========



       The accompanying notes are an integral part of these statements.

                                     54



              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Six Months Ended September 30,
                            (Unaudited)

                                                      Series 20
                                               -----------------------
                                                  1999          1998
                                                  ----          ----
Income
  Interest income                              $   9,299   $     6,677
  Other income                                     6,750             -
                                                --------     ---------

                                                  16,049         6,677
                                                --------     ---------

Share of income (loss) from Operating
  Partnerships                                  (814,333)   (1,119,184)
                                                --------     ---------

Expenses
  Professional fees                               28,572        26,181
  Fund management fee (Note C)                   126,403       186,926
  Organization Costs                              10,607             -
  Amortization                                     1,786        11,642
  General and administrative expense              18,775        21,121
                                                --------     ---------

                                                 186,143       245,870
                                                --------     ---------


  NET INCOME (LOSS)                            $(984,427)  $(1,358,377)
                                                ========     =========

Net income (loss) allocated to
  limited  partners                            $(974,583)  $(1,344,794)
                                                ========     =========

Net income (loss) allocated to
  general partner                              $  (9,844)  $   (13,583)
                                                ========     =========

Net income (loss) per BAC                      $    (.25)  $      (.35)
                                                ========     =========





        The accompanying notes are an integral part of these statements.

                                     5


               Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Six Months Ended September 30,
                            (Unaudited)

                                                      Series 21
                                               -----------------------
                                                  1999          1998
                                                  ----          ----
Income
  Interest income                              $  30,577     $  38,131
  Other income                                         -             -
                                                --------      --------
                                                  30,577        38,131
                                                --------      --------

Share of income (loss) from Operating
  Partnerships                                  (568,000)     (534,637)
                                                --------      --------

Expenses
  Professional fees                               20,114        19,665
  Fund management fee (Note C)                    81,512        98,920
  Organization Costs                                   -             -
  Amortization                                       977         9,479
  General and administrative expense              21,133        23,950
                                                --------      --------

                                                 123,736       152,014
                                                --------      --------


  NET INCOME (LOSS)                            $(661,159)    $(648,520)
                                                ========      ========

Net income (loss) allocated to
  limited  partners                            $(654,547)    $(642,035)
                                                ========      ========

Net income (loss) allocated to
  general partner                              $  (6,612)    $  (6,485)
                                                ========      ========

Net income (loss) per BAC                      $    (.35)    $    (.34)
                                                ========      ========






        The accompanying notes are an integral part of these statements.

                                     56


              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Six Months Ended September 30,
                            (Unaudited)

                                                      Series 22
                                               -----------------------
                                                  1999          1998
                                                  ----          ----
Income
  Interest income                              $  11,421     $  16,039
  Other income                                         -         1,500
                                                --------      --------

                                                  11,421        17,539
                                                --------      --------

Share of income (loss) from Operating
  Partnerships                                  (446,727)     (332,495)
                                                --------      --------

Expenses
  Professional fees                               25,285        28,496
  Fund management fee (Note C)                   119,406       119,526
  Organization Costs                               9,694             -
  Amortization                                     3,070         6,269
  General and administrative expense              17,695        18,033
                                                --------      --------

                                                 175,150       172,324
                                                --------      --------


  NET INCOME (LOSS)                            $(610,456)    $(487,280)
                                                ========      ========

Net income (loss) allocated to
  limited  partners                            $(604,351)    $(482,407)
                                                ========      ========

Net income (loss) allocated to
  general partner                              $  (6,105)    $  (4,873)
                                                ========      ========

Net income (loss) per BAC                      $    (.24)    $    (.19)
                                                ========      ========





        The accompanying notes are an integral part of these statements.

                                     5

              Boston Capital Tax Credit Fund IV L.P.

                     STATEMENTS OF OPERATIONS

                    Six Months Ended September 30,
                            (Unaudited)

                                                      Series 23
                                               -----------------------
                                                  1999          1998
                                                  ----          ----
Income
  Interest income                              $   4,660     $  10,978
  Other income                                       150             -
                                                --------      --------

                                                   4,810        10,978
                                                --------      --------

Share of income (loss) from Operating
  Partnerships                                  (532,506)     (509,233)
                                                --------      --------

Expenses
  Professional fees                               21,824        25,113
  Fund management fee (Note C)                    96,402       118,382
  Organization Costs                              16,933             -
  Amortization                                     3,124         6,536
  General and administrative expense              17,025        19,772
                                                --------      --------

                                                 155,308       169,803
                                                --------      --------


  NET INCOME (LOSS)                            $(683,004)    $(668,058)
                                                ========      ========

Net income (loss) allocated to
  limited  partners                            $(676,174)    $(661,377)
                                                ========      ========

Net income (loss) allocated to
  general partner                              $  (6,830)    $  (6,681)
                                                ========      ========

Net income (loss) per BAC                      $    (.20)    $    (.20)
                                                ========      ========






        The accompanying notes are an integral part of these statements.

                                     5


              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Six Months Ended September 30,
                            (Unaudited)

                                                      Series 24
                                               -----------------------
                                                  1999          1998
                                                  ----          ----
Income
  Interest income                              $   8,898     $   9,743
  Other income                                         -             -
                                                --------      --------

                                                   8,898         9,743
                                                --------      --------

Share of income (loss) from Operating
  Partnerships                                  (744,096)     (707,384)
                                                --------      --------

Expenses
  Professional fees                               23,132        25,962
  Fund management fee (Note C)                    78,820        97,574
  Organization Costs                              19,470             -
  Amortization                                     5,102         6,490
  General and administrative expense              17,844        15,531
                                                --------       -------

                                                 144,368       145,557
                                                --------      --------


  NET INCOME (LOSS)                            $(879,566)    $(843,198)
                                                ========      ========

Net income (loss) allocated to
  limited  partners                            $(870,770)    $(834,766)
                                                ========      ========

Net income (loss) allocated to
  general partner                              $  (8,796)    $  (8,432)
                                                ========      ========

Net income (loss) per BAC                      $    (.40)    $    (.38)
                                                ========      ========





        The accompanying notes are an integral part of these statements.

                                     59


               Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Six Months Ended September 30,
                            (Unaudited)

                                                      Series 25
                                               -----------------------
                                                  1999          1998
                                                  ----          ----
Income
  Interest income                              $  25,417     $  33,697
  Other income                                         -             -
                                                --------      --------

                                                  25,417        33,697
                                                --------      --------

Share of income (loss) from Operating
  Partnerships                                  (865,403)     (834,491)
                                                --------      --------

Expenses
  Professional fees                               23,792        28,283
  Fund management fee (Note C)                   111,988       136,838
  Organization Costs                              18,354             -
  Amortization                                     7,609         5,244
  General and administrative expense              22,209        27,138
                                                --------      --------

                                                 183,952       197,503
                                                --------      --------


  NET INCOME (LOSS)                          $(1,023,938)    $(998,297)
                                               =========      ========

Net income (loss) allocated to
  limited  partners                          $(1,013,699)    $(988,314)
                                               =========      ========

Net income (loss) allocated to
  general partner                            $   (10,239)    $  (9,983)
                                               =========      ========

Net income (loss) per BAC                    $      (.33)    $    (.33)
                                               =========      ========



        The accompanying notes are an integral part of these statements.

                                     60



              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Six Months Ended September 30,
                            (Unaudited)

                                                      Series 26
                                               -----------------------
                                                  1999          1998
                                                  ----          ----
Income
  Interest income                            $    45,431     $ 171,498
  Other income                                         -             -
                                               ---------      --------

                                                  45,431       171,498
                                               ---------      --------

Share of income (loss) from Operating
  Partnerships                                  (434,107)     (639,699)
                                               ---------      --------

Expenses
  Professional fees                               38,238        47,076
  Fund management fee (Note C)                   166,106       168,660
  Organization Costs                              42,595             -
  Amortization                                     8,681         9,465
  General and administrative expense              30,538        71,511
                                               ---------      --------

                                                 286,158       296,712
                                               ---------      --------


  NET INCOME (LOSS)                          $  (674,834)    $(764,913)
                                               =========      ========

Net income (loss) allocated to
  limited  partners                          $  (668,086)    $(757,264)
                                               =========      ========

Net income (loss) allocated to
  general partner                            $    (6,748)    $  (7,649)
                                               =========      ========

Net income (loss) per BAC                    $      (.17)    $    (.19)
                                               =========      ========





        The accompanying notes are an integral part of these statements.

                                     6




                 Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Six Months Ended September 30,
                            (Unaudited)

                                                      Series 27
                                               -----------------------
                                                  1999          1998
                                                  ----          ----
Income
  Interest income                              $  11,707     $  69,306
  Other income                                         -             -
                                                --------      --------

                                                  11,707        69,306
                                                --------      --------

Share of income (loss) from Operating
  Partnerships                                  (457,666)     (315,720)
                                                --------      --------

Expenses
  Professional fees                               19,954        25,435
  Fund management fee (Note C)                   138,754       149,356
  Organization Cost                               38,806             -
  Amortization                                         -         7,761
  General and administrative expense              16,669        32,883
                                                --------      --------

                                                (214,183)      215,435
                                                --------      --------


  NET INCOME (LOSS)                            $(660,142)    $(461,849)
                                                ========      ========

Net income (loss) allocated to
  limited  partners                            $(653,541)    $(457,231)
                                                ========      ========

Net income (loss) allocated to
  general partner                              $  (6,601)    $  (4,618)
                                                ========      ========

Net income (loss) per BAC                      $    (.27)    $    (.19)
                                                ========      ========



        The accompanying notes are an integral part of these statements.

                                     6




                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Six Months Ended September 30,
                            (Unaudited)

                                                Series 28
                                        --------------------------
                                           1999           1998
                                           ----           ----
 Income
  Interest income                      $ 139,977      $ 405,291
  Other income                                 -              -
                                        --------       --------

                                         139,977        405,291
                                        --------       --------

Share of income (loss) from
  Operating Partnerships                (473,070)      (132,831)
                                        --------       --------

Expenses
  Professional fees                       34,251         47,630
  Fund management fee (Note C)           146,726        140,154
  Organization Costs                      55,896              -
  Amortization                                 -         10,163
  General and administrative expense      64,119        127,413
                                        --------       --------
                                         300,992        325,360
                                        --------       --------

  NET INCOME (LOSS)                    $(634,085)     $ (52,900)
                                        ========       ========

Net income (loss) allocated to
  limited  partners                    $(627,744)     $ (52,371)
                                        ========       ========

Net income (loss) allocated to
  general partner                      $  (6,341)     $    (529)
                                        ========       ========

Net income (loss) per BAC              $    (.16)     $    (.01)
                                        ========       ========




        The accompanying notes are an integral part of these statements.

                                     63





                 Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Six Months Ended September 30,
                             (Unaudited)

                                                Series 29
                                        --------------------------
                                           1999           1998
                                           ----           ----
Income
  Interest income                      $ 123,106      $ 355,271
  Other income                                 -              -
                                        --------       --------

                                         123,106        355,271
                                        --------       --------

Share of income (loss) from
  Operating Partnerships                (645,632)      (201,469)
                                        --------       --------

Expenses
  Professional fees                       33,334         42,499
  Fund management fee (Note C)           149,204        138,434
  Organization Costs                      49,448              -
  Amortization                                 -          6,581
  General and administrative expense      56,237         89,202
                                        --------       --------
                                         288,223        276,716
                                        --------       --------

  NET INCOME (LOSS)                    $(810,749)     $(122,914)
                                        ========       ========

Net income (loss) allocated to
  limited  partners                    $(802,642)     $(121,685)
                                        ========       ========

Net income (loss) allocated to
  general partner                      $  (8,107)     $  (1,229)
                                        ========       ========

Net income (loss) per BAC              $    (.12)     $    (.03)
                                        ========       ========



        The accompanying notes are an integral part of these statements.

                                   64


                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Six Months Ended September 30,
                            (Unaudited)

                                                Series 30
                                         ------------------------
                                           1999            1998
                                           ----            ----
Income
  Interest income                      $ 124,237       $ 273,666
  Other income                                 -               -
                                        --------        --------

                                         124,237         273,666
                                        --------        --------

Share of income (loss) from
  Operating Partnerships                 (82,778)         33,782
                                        --------        --------

Expenses
  Professional fees                       32,233          31,193
  Fund management fee (Note C)            86,039          65,396
  Organization Costs                      48,501               -
  Amortization                                 -           6,929
  General and administrative expense      50,051          66,078
                                        --------        --------
                                         216,824         169,596
                                        --------        --------

  NET INCOME (LOSS)                    $(175,365)      $ 137,852
                                        ========        ========

Net income (loss) allocated to
  limited  partners                    $(173,611)      $ 136,473
                                        ========        ========

Net income (loss) allocated to
  general partner                      $  (1,754)      $   1,379
                                        ========        ========

Net income (loss) per BAC              $    (.07)      $     .05
                                        ========        ========






        The accompanying notes are an integral part of these statements.

                                     6


                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                     Six Months Ended September 30,
                            (Unaudited)

                                                Series 31
                                        ------------------------
                                           1999            1998
                                           ----            ----
Income
  Interest income                     $   130,258      $ 517,075
  Other income                                  -              -
                                        ---------       --------

                                          130,258        517,075
                                        ---------       --------
Share of income (loss) from
  Operating Partnerships                 (984,633)      (156,370)
                                        ---------       --------

Expenses
  Professional fees                        35,531         50,315
  Fund management fee (Note C)            182,598        126,762
  Organization Costs                       51,385              -
  Amortization                                  -          6,851
  General and administrative               49,374         99,654
                                        ---------       --------
                                          318,888        283,582
                                        ---------       --------

  NET INCOME (LOSS)                   $(1,173,263)     $  77,123
                                        =========       ========

Net income (loss) allocated to
  limited  partners                   $(1,161,530)     $  76,352
                                        =========       ========

Net income (loss) allocated to        $   (11,733)     $     771
  general partner                       =========       ========

Net income (loss) per BAC             $      (.26)     $     .02
                                        =========       ========








        The accompanying notes are an integral part of these statements.

                                    6


              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Six Months Ended September 30,
                            (Unaudited)

                                                    Series 32
                                            ---------------------------
                                               1999            1998
                                               ----            ----

Income
  Interest income                           $ 229,312       $ 319,798

  Other income                                      -               -
                                             --------        --------

                                              229,312         319,798
                                             --------        --------

Share of income (loss) from Operating
  Partnerships                                 65,164         (21,447)
                                             --------        --------

Expenses
  Professional fees                            33,591          17,629
  Fund management fee (Note C)                153,113          85,699
  Organization Costs                           50,418               -
  Amortization                                      -           8,897
  General and administrative expense           76,829          93,454
                                              -------        --------

                                              313,951         205,679
                                             --------        --------


  NET INCOME (LOSS)                         $ (19,475)      $  92,672
                                             ========        ========

Net income (loss) allocated to
  limited  partners                         $ (19,280)      $  91,745
                                             ========        ========
Net income (loss) allocated to
  general partner                           $    (195)      $     927
                                             ========        ========

Net income (loss) per BAC                   $    (.06)      $     .02
                                             ========        ========



        The accompanying notes are an integral part of these statements.

                                     67

                Boston Capital Tax Credit Fund IV L.P.

                      STATEMENTS OF OPERATIONS

                    Six Months Ended September 30,
                            (Unaudited)

                                                   Series 33
                                            ------------------------
                                               1999            1998
                                               ----            ----

Income
  Interest income                           $ 196,891       $  17,595
  Other income                                      -               -
                                             --------        --------

                                              196,891          17,595
                                             --------        --------

Share of income (loss) from Operating
  Partnerships                                133,510               -
                                             --------        --------

Expenses
  Professional fees                            25,760               -
  Fund management fee (Note C)                 83,249           4,086
  Organization Costs                           83,771               -
  Amortization                                      -               -
  General and administrative expense           68,394          12,953
                                              -------        --------

                                              261,174          17,039
                                             --------        --------


  NET INCOME (LOSS)                         $  69,227      $      556
                                             ========        ========

Net income (loss) allocated to
  limited  partners                         $  68,535      $      550
                                             ========        ========
Net income (loss) allocated to
  general partner                           $     692      $        6
                                             ========        ========

Net income (loss) per BAC                   $     .03      $        -
                                             ========        ========



        The accompanying notes are an integral part of these statements.

                                     6

Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Six Months Ended September 30,
                            (Unaudited)

                                             Series 34*      Series 35*
                                             ----------      ----------
                                                1999            1999
                                                ----            ----
Income
  Interest income                            $ 245,196       $  228,655
  Other income                                       -                -
                                              --------        ---------

                                               245,196          228,655
                                              --------        ---------

Share of income (loss) from
  Operating Partnerships                       (20,338)               -
                                              --------        ---------
Expenses
  Professional fees                             35,263           23,826
  Fund management fee (Note C)                 115,315           63,097
  Organization Costs                           110,441           79,242
  Amortization                                       -                -
  General and administrative expense            83,024          122,157
                                              --------        ---------

                                               344,043          288,322
                                              --------        ---------

  NET INCOME (LOSS)                          $(119,185)      $  (59,667)
                                              ========        =========

Net income (loss) allocated to
  limited  partners                          $(117,993)      $  (59,070)
                                              ========        =========

Net income (loss) allocated to               $  (1,192)      $     (597)
  general partner                             ========        =========

Net income (loss) per BAC                    $    (.03)      $     (.01)
                                              ========        =========





* Series 34 and 35 did not commence operations until after September 30, 1998, therefore it does not have comparative information to report.

        The accompanying notes are an integral part of these statements.

                                    6


Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Six Months Ended September 30,
                            (Unaudited)

                                              Series 36*
                                              ----------
                                                 1999
                                                ------
Income
  Interest income                             $  20,277
  Other income                                        -
                                               --------

                                                 20,277
                                               --------

Share of income (loss) from
  Operating Partnerships                              -
                                               --------
Expenses
  Professional fees                               4,670
  Fund management fee (Note C)                        -
  Organization Costs                                  -
  Amortization                                        -
  General and administrative expense             16,597
                                               --------

                                                 21,267
                                               --------

  NET INCOME (LOSS)                           $    (990)
                                               ========

Net income (loss) allocated to
  limited  partners                           $    (980)
                                               ========

Net income (loss) allocated to                $     (10)
  general partner                              ========

Net income (loss) per BAC                     $       -
                                               ========





* Series 36 did not commence operations until after September 30, 1998, therefore it does not have comparative information to report.

        The accompanying notes are an integral part of these statements.

                                    7



                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                    Six Months Ended September 30, 1999
                                (Unaudited)


                                                 Accumulated
                                                   or other
                                     General    comprehensive
                      Assignees      Partner       income        Total
                      ---------      -------    --------------    -----


Partners' capital
  (deficit),
  April 1, 1999     $377,341,887    $(501,370)     $226,994    $377,067,511

Capital contribu-
  tions               47,036,000            -             -      47,036,000

Selling commissions
  and registration
  costs               (6,834,491)           -             -      (6,834,491)
Net income (loss)     (9,010,067)     (91,011)                   (9,101,078)
                     -----------     --------       -------     -----------
Partners' capital
  (deficit),
  September 30, 1999
                    $408,533,329    $(592,381)     $226,994    $408,167,942
                     ===========     ========       =======     ===========



















       The accompanying notes are an integral part of these statements.

                     Boston Capital Tax Credit Fund IV L.P.
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                        Six Months Ended September 30, 1999
                                 (Unaudited)

                                                 Accumulated
                                                   or other
                                     General    comprehensive
                      Assignees      Partner       income        Total
                      ---------      -------    --------------   -----
Series 20
--------
Partners' capital
  (deficit),
  April 1, 1999      $20,284,905     $(129,006)    $      -    $20,155,899

Capital contribu-
  tions                        -             -            -              -

Selling commissions
  and registration
  costs                        -             -            -              -

Net income (loss)       (974,583)       (9,844)           -       (984,427)
                      ----------      --------      -------     ----------
Partners' capital
  (deficit),
September 30, 1999   $19,310,322     $(138,850)    $      -    $19,171,472
                      ==========      ========      =======     ==========

Series 21
--------
Partners' capital
  (deficit),
  April 1, 1999      $ 8,667,497     $ (76,038)    $  5,498    $ 8,596,957

Capital contribu-
  tions                        -             -            -              -

Selling commissions
  and registration
  costs                        -             -            -              -

Net income (loss)       (654,547)       (6,612)           -       (661,159)
                      ----------      --------     --------     ----------
Partners' capital
  (deficit),
September 30, 1999   $ 8,012,950     $ (82,650)   $   5,498    $ 7,935,798
                      ==========      ========     ========     ==========


       The accompanying notes are an integral part of these statements.

                                     7


                   Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Six Months Ended September 30, 1999
                                 (Unaudited)

                                                 Accumulated
                                                   or other
                                     General    comprehensive
                      Assignees      Partner       income        Total
                      ---------      -------    --------------    -----
Series 22
--------
Partners' capital
  (deficit),
  April 1, 1999      $15,084,797     $ (68,922)   $  1,925     $15,017,800

Capital contribu-
  tions                        -             -           -               -

Selling commissions
  and registration
  costs                        -             -           -               -

Net income (loss)       (604,351)       (6,105)          -        (610,456)
                      ----------      --------      ------      ----------
Partners' capital
  (deficit),
September 30, 1999   $14,480,446     $ (75,027)   $  1,925     $14,407,344
                      ==========      ========     =======      ==========

Series 23
--------
Partners' capital
  (deficit),
  April 1, 1999      $22,208,044     $ (63,400)   $      -     $22,144,644

Capital contribu-
  tions                        -             -           -               -

Selling commissions
  and registration
  costs                        -             -           -               -

Net income (loss)       (676,174)       (6,830)          -        (683,004)
                      ----------      --------      -------      ----------
Partners' capital
  (deficit),
September 30, 1999   $21,531,870     $ (70,230)   $      -     $21,461,640
                      ==========      ========     =======      ==========


             The accompanying notes are an integral part of these statements

                   Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Six Months Ended September 30, 1999
                                 (Unaudited)

                                                 Accumulated
                                                   or other
                                     General    comprehensive
                      Assignees      Partner       income       Total
                      ---------      -------    --------------   -----
Series 24
--------
Partners' capital
  (deficit),
  April 1, 1999      $14,201,933    $  (43,716)    $ 1,329    $14,159,546

Capital contribu-
  tions                        -             -           -              -

Selling commissions
  and registration
  costs                        -             -           -              -

Net income (loss)       (870,770)       (8,796)          -       (879,566)
                      ----------      --------     -------      ----------
Partners' capital
  (deficit),
September 30, 1999   $13,331,163     $ (52,512)   $  1,329    $13,279,980
                      ==========      ========     =======     ==========

Series 25
--------
Partners' capital
  (deficit),
  April 1, 1999      $21,349,087     $ (44,397)   $  3,826    $21,308,516

Capital contribu-
  tions                        -             -           -              -

Selling commissions
  and registration
  costs                        -             -           -              -

Net income (loss)     (1,013,699)      (10,239)          -     (1,023,938)
                      ----------      --------     -------      ----------
Partners' capital
  (deficit),
September 30, 1999   $20,335,388     $ (54,636)   $  3,826    $20,284,578
                      ==========      ========     =======     ==========


      The accompanying notes are an integral part of these statements.

                                     7


                    Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Six Months Ended September 30, 1999
                                 (Unaudited)

                                                  Accumulated
                                                   or other
                                     General     comprehensive
                      Assignees      Partner        income       Total
                      ---------      -------     -------------    -----
Series 26
--------
Partners' capital
  (deficit),
  April 1, 1999      $31,085,523    $(29,727)      $ 6,526    $31,062,322

Capital contribu-
  tions                        -           -             -              -

Selling commissions
  and registration
  costs                   (3,245)          -             -         (3,245)

Net income (loss)       (668,086)     (6,748)            -       (674,834)
                      ----------     -------       -------      ----------
Partners' capital
  (deficit),
September 30, 1999   $30,414,192   $ (36,475)     $  6,526    $30,384,243
                      ==========     =======       =======     ==========

Series 27
--------
Partners' capital
  (deficit),
  April 1, 1999      $18,142,362   $ (25,276)     $  1,683    $18,118,769

Capital contribu-
  tions                        -           -             -              -

Selling commissions
  and registration
  costs                        -           -             -              -

Net income (loss)       (653,541)     (6,601)            -       (660,142)
                       ---------     -------       -------     ----------
Partners' capital
  (deficit),
September 30, 1999   $17,488,821    $(31,877)     $  1,683    $17,458,627
                      ==========     =======       =======     ==========


       The accompanying notes are an integral part of these statements.

                    Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Six Months Ended September 30, 1999
                                 (Unaudited)

                                                 Accumulated
                                                   or other
                                     General    comprehensive
                      Assignees      Partner       income        Total
                      ---------      -------    -------------     -----
Series 28
--------
Partners' capital
  (deficit),
  April 1, 1999      $34,013,990     $(3,685)     $ 30,722    $34,041,027

Capital contribu-
  tions                        -           -             -              -

Selling commissions
  and registration
  costs                   (1,977)          -             -        (1,977)

Net income (loss)       (627,744)     (6,341)            -      (634,085)
                      ----------      ------       -------    ----------
Partners' capital
  (deficit),
September 30, 1999   $33,384,269    $(10,026)     $ 30,722   $33,404,965
                      ==========      ======       =======    ==========


Series 29
--------
Partners' capital
  (deficit),
  April 1, 1999      $32,431,904    $(16,900)     $ 26,243   $32,441,247

Capital contribu-
  tions                        -           -             -             -

Selling commissions
  and registration
  costs                   (2,256)          -             -        (2,256)

Net income (loss)       (802,642)     (8,107)            -      (810,749)
                      ----------      ------       -------     ----------
Partners' capital
  (deficit),
September 30, 1999   $31,627,006    $(25,007)     $ 26,243   $31,628,242
                      ==========      ======       =======    ==========

     The accompanying notes are an integral part of these statements.

                                    7


                   Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                    Six Months Ended September 30, 1999
                                 (Unaudited)

                                                 Accumulated
                                                   or other
                                     General    comprehensive
                      Assignees      Partner       income        Total
                      ---------      -------    -------------     -----
Series 30
--------
Partners' capital
  (deficit),
  April 1, 1999      $22,733,909     $   264      $ 24,870     $22,759,043

Capital contribu-
  tions                        -           -             -               -

Selling commissions
  and registration
  costs                   (2,121)          -             -          (2,121)

Net income (loss)       (173,611)     (1,754)            -        (175,365)
                      ----------      ------       -------      ----------
Partners' capital
  (deficit),
September 30, 1999   $22,558,177     $(1,490)     $ 24,870     $22,581,557
                      ==========      ======       =======      ==========


Series 31
--------
Partners' capital
  (deficit),
  April 1, 1999     $37,405,408     $(5,325)      $ 18,138     $37,418,221

Capital contribu-
  tions                       -           -              -               -

Selling commissions
  and registration
  costs                  (6,555)          -              -          (6,555)

Net income (loss)    (1,161,530)    (11,733)             -      (1,173,263)
                     ----------      ------        -------       ----------
Partners' capital
  (deficit),
September 30, 1999  $36,237,323    $(17,058)      $ 18,138    $ 36,238,403
                     ==========     =======        =======      ==========

         The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Six Months Ended September 30, 1999
                                 (Unaudited)

                                                  Accumulated
                                                   or other
                                     General     comprehensive
                      Assignees      Partner        income      Total
                      ---------      -------      ------------   -----
Series 32
--------
Partners' capital
  (deficit),
  April 1, 1999      $40,911,216     $ 2,486     $  36,054     $40,949,756

Capital contribu-
  tions                        -           -             -               -

Selling commissions
  and registration
  costs                  (27,037)          -             -         (27,037)

Net income (loss)        (19,280)       (195)            -         (19,475)
                      ----------      ------       -------      ----------
Partners' capital
  (deficit),
September 30, 1999   $40,864,899     $ 2,291      $ 36,054     $40,903,244
                      ==========      ======       =======      ==========

Series 33
--------
Partners' capital
  (deficit),
  April 1, 1999      $22,776,691     $ 1,941      $ 35,318     $22,813,950

Capital contribu-
  tions                        -           -             -               -

Selling commissions
  and registration
  costs                   (6,154)          -             -          (6,154)

Net income (loss)         68,535         692             -          69,227
                      ----------      ------       -------      ----------
Partners' capital
  (deficit),
September 30, 1999   $22,839,072     $ 2,633      $ 35,318     $22,877,023
                      ==========      ======       =======      ==========


        The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Six Months Ended September 30, 1999
                                 (Unaudited)

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

Capital contribu-
  tions

Selling commissions
  and registration
  costs                  (53,843)          -             -           (53,843)

Net income (loss)       (117,993)     (1,192)            -          (119,185)
                       ----------      ------       -------        ----------
Partners' capital
  (deficit),
September 30, 1999   $29,964,924     $  (793)    $  33,283       $29,997,414
                      ==========      ======       =======        ==========
Series 35
--------
Partners' capital
  (deficit),
  April 1, 1999      $ 5,907,861     $   (68)    $   1,579       $ 5,909,372

Capital contribu-     25,962,625           -             -        25,962,625
tions

Selling commissions
  and registration
  costs               (3,667,365)          -             -        (3,667,365)

Net income (loss)        (59,070)       (597)            -           (59,667)
                       ----------      ------       -------        ----------
Partners' capital
  (deficit),
September 30, 1999   $28,144,051     $  (665)    $   1,579       $28,144,965
                      ==========      ======       =======        ==========





Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Six Months Ended September 30, 1999
                                 (Unaudited)

                                                 Accumulated
                                                  or other
                                     General    comprehensive
                      Assignees      Partner       income       Total
                      ---------      -------    --------------   -----
Series 36
--------
Partners' capital
  (deficit),
  April 1, 1999      $         -     $     -     $       -      $          -

Capital contribu-
  tions               21,073,375           -             -        21,073,375

Selling commissions
  and registration
  costs               (3,063,938)          -             -        (3,063,938)

Net income (loss)           (980)        (10)            -              (990)
                       ----------      ------       -------        ----------
Partners' capital
  (deficit),
September 30, 1999   $18,008,457     $   (10)     $      -       $18,008,447
                      ==========      ======       =======        ==========























                                    8


Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                                (Unaudited)



                                               1999           1998
                                               ----           ----
Cash flows from operating activities:
    Net income (loss)                     $(9,101,078)  $ (6,098,103)
    Adjustments
       Amortization                            30,434        102,307
       Distributions from
         Operating Partnerships                52,874        (17,199)
       Share of loss from Operating
         Partnerships                       6,870,615      5,471,178
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                   623,193        (93,078)
       (Decrease) Increase in accounts
         payable and accrued expenses         750,624     (1,618,217)
       Decrease (Increase) in prepaid
         expenses                                   -              -
       Decrease (Increase) in accounts
         receivable                        (7,589,520)    (1,055,498)
       (Decrease) Increase in accounts
         payable affiliates                   879,682        763,852
       Fleet Line                            (200,000)             -
                                          -----------    -----------
         Net cash (used in) provided by
           operating activities            (7,683,176)    (2,544,758)
                                          -----------    -----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to be acquired                      (5,216,940)    (6,396,438)
     Capital contributions paid to
       Operating Partnerships             (33,189,043)   (43,962,830)
     Advances to Operating Partnerships     2,157,322     (3,925,104)
     Investments                            4,517,926      9,076,097
                                          -----------    -----------
         Net cash (used in) provided by
           investing activities           (31,730,735)   (45,208,275)
                                          -----------    -----------

                    Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                (Unaudited)

                                                1999          1998
                                                ----          ----
Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid     (6,834,491)    (8,335,692)
     Capital contributions received        46,971,370     61,431,000
         Net cash (used in) provided by   -----------    -----------
           financing activities            40,136,879     53,095,308
                                          -----------    -----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                   722,968      5,342,275


Cash and cash equivalents, beginning       14,152,267      4,193,020
                                          -----------    -----------

Cash and cash equivalents, ending        $ 14,875,235   $  9,535,295
                                          ===========    ===========

Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships          $ 23,267,290   $ 26,693,278
                                          ===========    ===========
















      The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                                (Unaudited)

                                                   Series 20
                                          ---------------------------
                                               1999           1998
                                               ----           ----
Cash flows from operating activities:
    Net income (loss)                     $  (984,427)   $(1,358,377)
    Adjustments
       Amortization                             1,786         11,642
       Distributions from
         Operating Partnerships                16,339             28
       Share of loss from Operating
          Partnerships                        814,333      1,119,184
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                    10,607              -
       (Decrease) Increase in accounts
         payable and accrued expenses               -            304
       Decrease (Increase ) in prepaid
         expenses                                   -              -
       Decrease (Increase) in accounts
         receivable                            97,282       (243,528)
       (Decrease) Increase in accounts
         payable affiliates                   189,624        189,545
                                           ----------     ----------
         Net cash (used in) provided by
           operating activities               145,544       (281,202)
                                           ----------     ----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   -              -
     Capital contributions paid to
       Operating Partnerships                       -        (97,460)
     Advances to Operating Partnerships             -              -
     Investments                                    -        373,276
                                           ----------     ----------
         Net cash (used in) provided by
           investing activities                     -        275,816
                                           ----------     ----------

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                                (Unaudited)

                                                     Series 20
                                          ----------------------------
                                             1999              1998
                                             ----              ----
Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -                -
     Capital contributions received                 -                -
        Net cash (used in) provided by     ----------       ----------
           financing activities                     -                -
                                           ----------       ----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                   145,544           (5,386)


Cash and cash equivalents, beginning          223,286          198,679
                                           ----------       ----------

Cash and cash equivalents, ending         $   368,830      $   193,293
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

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                                (Unaudited)

                                                   Series 21
                                          --------------------------
                                               1999           1998
                                               ----           ----
Cash flows from operating activities:
    Net income (loss)                      $(661,159)     $ (648,520)
    Adjustments
       Amortization                              977           9,479
       Distributions from
         Operating Partnerships                    -         (18,859)
       Share of loss from Operating
         Partnerships                        568,000         534,637
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                        -               -
       (Decrease) Increase in accounts
         payable and accrued expenses              -             121
       Decrease (Increase ) in prepaid
         expenses                                  -               -
       Decrease (Increase) in accounts
         receivable                              562             534
       (Decrease) Increase in accounts
         payable affiliates                  112,920         112,920
                                          ----------      ----------
         Net cash (used in) provided by
           operating activities               21,300          (9,688)
                                          ----------      ----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                  -               -
     Capital contributions paid to
       Operating Partnerships                      -         (11,209)
     Advances to Operating Partnerships            -               -
     Investments                              19,194         179,689
                                          ----------      ----------
         Net cash (used in) provided by
           investing activities               19,194         168,480
                                          ----------      ----------

                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                (Unaudited)

                                                     Series 21
                                           -------------------------
                                                1999           1998
                                                ----           ----
Continued
---------
Cash flows from financing activities:
     Sales and registration costs paid              -              -
     Capital contributions received                 -              -
         Net cash (used in) provided by    ----------     ----------
           financing activities                     -              -
                                           ----------     ----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                    40,494        158,792


Cash and cash equivalents, beginning          204,141        171,025
                                           ----------     ----------

Cash and cash equivalents, ending         $   244,635    $   329,817
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

                Boston Capital Tax Credit Fund IV L.P

                         STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                (Unaudited)

                                                   Series 22
                                          --------------------------
                                               1999           1998
                                               ----           ----
Cash flows from operating activities:
    Net income (loss)                     $  (610,456)   $  (487,280)
    Adjustments
       Amortization                             3,070          6,269
       Distributions from
         Operating Partnerships                     -              -
       Share of loss from Operating
          Partnerships                        446,727        332,495
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                     9,694              -
       (Decrease) Increase in accounts
         payable and accrued expenses               -              -
       Decrease (Increase ) in prepaid
         expenses                                   -            959
       Decrease (Increase) in accounts
         receivable                               155        241,109
       (Decrease) Increase in accounts
         payable affiliates                   127,296        123,787
                                           ----------     ----------
         Net cash (used in) provided by
           operating activities               (23,514)       217,339
                                           ----------     ----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   -         (1,286)
     Capital contributions paid to
       Operating Partnerships                  (2,409)      (144,540)
     Advances to Operating Partnerships        11,705              -
     Investments                              (26,984)        92,712
                                           ----------     ----------
         Net cash (used in) provided by
           investing activities               (17,688)       (53,114)
                                           ----------     ----------

                Boston Capital Tax Credit Fund IV L.P

                         STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                (Unaudited)

                                                  Series 22
                                          ---------------------------
                                               1999            1998
                                               ----            ----

Continued
---------
Cash flows from financing activities:
     Sales and registration costs paid              -              -
     Capital contributions received                 -              -
         Net cash (used in) provided by    ----------      ---------
           financing activities                     -              -
                                           ----------      ---------
         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                   (41,202)       164,225


Cash and cash equivalents, beginning          319,333         99,260
                                           ----------     ----------

Cash and cash equivalents, ending         $   278,131    $   263,485
                                           ==========     ==========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $         -    $    96,360
                                           ==========     ==========















       The accompanying notes are an integral part of these statements.

                                     8


                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                                (Unaudited)

                                                   Series 23
                                          --------------------------
                                               1999           1998
                                               ----           ----
Cash flows from operating activities:
    Net income (loss)                     $  (683,004)   $  (668,058)
    Adjustments
       Amortization                             3,124          6,536
       Distributions from
         Operating Partnerships                     -              -
       Share of loss from Operating
          Partnerships                        532,506        509,233
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                    16,933              -
       (Decrease) Increase in accounts
         payable and accrued expenses               -            267
       Decrease (Increase ) in prepaid
         expenses                                   -              -
       Decrease (Increase) in accounts
         receivable                            12,063          2,357
       (Decrease) Increase in accounts
         payable affiliates                   120,132        120,132
                                           ----------     ----------
         Net cash (used in) provided by
           operating activities                 1,754        (29,533)
                                           ----------     ----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   -            (73)
     Capital contributions paid to
       Operating Partnerships                (274,928)      (370,254)
     Advances to Operating Partnerships       150,000              -
     Investments                                    -        582,680
                                           ----------     ----------
         Net cash (used in) provided by
           investing activities              (124,928)       212,353
                                           ----------     ----------






                                     8


                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                                (Unaudited)

                                                  Series 23
                                         ----------------------------
                                             1999            1998
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -              -
     Capital contributions received                 -              -

         Net cash (used in) provided by    ----------     ----------
           financing activities                     -              -
                                           ----------     ----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                  (123,174)       182,820


Cash and cash equivalents, beginning          610,758         75,562
                                           ----------     ----------

Cash and cash equivalents, ending         $   487,584    $   258,382
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

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                (Unaudited)

                                                   Series 24
                                          --------------------------
                                               1999           1998
                                               ----           ----
Cash flows from operating activities:
    Net income (loss)                      $ (879,566)   $  (843,198)
    Adjustments
       Amortization                             5,102          6,490
       Distributions from
         Operating Partnerships                14,010              -
       Share of loss from Operating
          Partnerships                        744,096        707,384
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                    19,470              -
       (Decrease) Increase in accounts
         payable and accrued expenses               -        (26,842)
       Decrease (Increase ) in prepaid
         expenses                                   -              -
       Decrease (Increase) in accounts
         receivable                            (3,563)        (2,366)
       (Decrease) Increase in accounts
         payable affiliates                   116,678        116,574
                                           ----------     ----------
         Net cash (used in) provided by
           operating activities                16,227        (41,958)
                                           ----------     ----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                 (23)        (1,554)
     Capital contributions paid to
       Operating Partnerships                 (16,242)      (109,868)
     Advances to Operating Partnerships        16,868         86,665
     Investments                              (66,028)        (3,543)
                                           ----------     ----------
         Net cash (used in) provided by
           investing activities               (65,425)       (28,300)
                                           ----------     ----------

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                                (Unaudited)

                                                  Series 24
                                         ----------------------------
                                             1999            1998
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -              -
     Capital contributions received                 -              -
         Net cash (used in) provided by    ----------     ----------
           financing activities                     -              -
                                           ----------     ----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                   (49,198)       (70,258)


Cash and cash equivalents, beginning          304,564        275,033
                                           ----------     ----------

Cash and cash equivalents, ending         $   255,366    $   204,775
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

                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                                (Unaudited)


                                                   Series 25
                                          --------------------------
                                               1999           1998
                                               ----           ----
Cash flows from operating activities:
    Net income (loss)                     $(1,023,938)   $  (998,297)
    Adjustments
       Amortization                             7,609          5,244
       Distributions from
         Operating Partnerships                 4,971              -
       Share of loss from Operating
          Partnerships                        865,403        834,491
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                    18,354              -
       (Decrease) Increase in accounts
         payable and accrued expenses               -            220
       Decrease (Increase ) in prepaid
         expenses                                   -              -
       Decrease (Increase) in accounts
         receivable                            (1,322)       284,232
       (Decrease) Increase in accounts
         payable affiliates                   136,338        136,338
                                           ----------     ----------
         Net cash (used in) provided by
           operating activities                 7,415        262,228
                                           ----------     ----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                 (23)             -
     Capital contributions paid to
       Operating Partnerships                 (27,912)      (528,026)
     Advances to Operating Partnerships        28,028        (11,409)
     Investments                              (53,034)       279,707
                                           ----------     ----------
         Net cash (used in) provided by
           investing activities               (52,941)      (259,728)
                                           ----------     ----------

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                (Unaudited)

                                                  Series 25
                                         ----------------------------
                                             1999            1998
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -              -
     Capital contributions received                 -              -
         Net cash (used in) provided by    ----------     ----------
           financing activities                     -              -
                                           ----------     ----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                   (45,526)         2,500


Cash and cash equivalents, beginning          660,000        173,979
                                           ----------     ----------

Cash and cash equivalents, ending         $   614,474    $   176,479
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

                                    9


                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                (Unaudited)


                                                   Series 26
                                          --------------------------
                                               1999           1998
                                               ----           ----
Cash flows from operating activities:
    Net income (loss)                      $  (674,834)  $  (764,913)
    Adjustments
       Amortization                              8,681         9,465
       Distributions from
         Operating Partnerships                  9,918         1,632
       Share of (income) loss from
         Operating Partnerships                434,107       639,699
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                     42,595             -
       (Decrease) Increase in accounts
         payable and accrued expenses                -         1,351
       Decrease (Increase ) in prepaid
         expenses                                    -             -
       Decrease (Increase) in accounts
         receivable                            397,209    (2,145,977)
       (Decrease) Increase in accounts
         payable affiliates                    205,896       195,660
                                            ----------    ----------
         Net cash (used in) provided by
           operating activities                423,572    (2,063,083)
                                            ----------    ----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                               (2,439)      (58,229)
     Capital contributions paid to
       Operating Partnerships               (1,624,774)   (1,028,302)
     Advances to Operating Partnerships         70,239       249,765
     Investments                               499,950     3,126,387
                                            ----------   -----------
         Net cash (used in) provided by
           investing activities             (1,057,024)    2,289,621
                                            ----------   -----------

                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                (Unaudited)

                                                  Series 26
                                         ----------------------------
                                             1999            1998
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid         (3,245)             -
     Capital contributions received           (64,630)             -
         Net cash (used in) provided by    ----------     ----------
           financing activities               (67,875)             -
                                           ----------     ----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                  (701,327)       226,538


Cash and cash equivalents, beginning        1,190,003        105,301
                                           ----------     ----------

Cash and cash equivalents, ending         $   488,676    $   331,839
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

                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                (Unaudited)


                                                   Series 27
                                          --------------------------
                                               1999           1998
                                               ----           ----
Cash flows from operating activities:
    Net income (loss)                     $  (660,142)   $  (461,849)
    Adjustments
       Amortization                                 -          7,761
       Distributions from
         Operating Partnerships                 2,872              -
       Share of (income) loss from
         Operating Partnerships               457,666        315,720
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                    38,806              -
       (Decrease) Increase in accounts
         payable and accrued expenses               -         12,772
       Decrease (Increase) in prepaid
         expenses                                   -              -
       Decrease (Increase) in accounts
         receivable                            10,469        (85,875)
       (Decrease) Increase in accounts
         payable affiliates                   155,754        152,357
                                           ----------     ----------
         Net cash (used in) provided by
           operating activities                 5,425        (59,114)
                                           ----------     ----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                              (6,125)       (49,775)
     Capital contributions paid to
       Operating Partnerships                (476,557)    (1,239,779)
     Advances to Operating Partnerships       171,100         57,390
     Investments                             (499,079)     1,239,322
                                           ----------    -----------
         Net cash (used in) provided by
           investing activities              (810,661)         7,158
                                           ----------    -----------

                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                                (Unaudited)

                                                  Series 27
                                         ----------------------------
                                             1999            1998
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -              -
     Capital contributions received                 -              -
         Net cash (used in) provided by    ----------     ----------
           financing activities                     -              -
                                           ----------     ----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                  (805,236)       (51,956)


Cash and cash equivalents, beginning        1,328,141        258,292
                                           ----------     ----------

Cash and cash equivalents, ending         $   522,905    $   206,336
                                           ==========     ==========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $   194,342    $   626,742
                                           ==========     ==========














       The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                (Unaudited)

                                                          Series 28
                                                  -------------------------
                                                     1999           1998
                                                     ----           ----
Cash flows from operating activities:
    Net income (loss)                             $ (634,085)    $  (52,900)
    Adjustments
       Amortization                                        -         10,163
       Distributions from
         Operating Partnerships                           85              -
       Share of (income) loss from
         Operating Partnerships                      473,070        132,831
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                           55,896              -
       (Decrease) Increase in accounts
         payable and accrued expenses                      -            256
       Decrease (Increase ) in prepaid
         expenses                                          -              -
       Decrease (Increase) in accounts
         receivable                                  202,417        114,933
       (Decrease) Increase in accounts
         payable affiliates                         (255,798)             -
                                                  ----------    -----------
         Net cash (used in) provided by
           operating activities                     (158,415)       205,283
                                                  ----------    -----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                    (19,310)       (80,974)
Capital contributions paid to
       Operating Partnerships                       (532,469)    (2,860,045)
     Advances to Operating Partnerships                    -        126,575
     Investments                                   1,523,370      2,526,907
                                                  ----------    -----------
         Net cash (used in) provided by
           investing activities                      971,591       (287,537)
                                                  ----------    -----------

                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                              (Unaudited)


                                                          Series 28
                                                  --------------------------
                                                     1999             1998
                                                     ----             ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid                 (1,977)          (292)
     Capital contributions received                         -              -
         Net cash (used in) provided by            ----------    -----------
           financing activities                        (1,977)          (292)
                                                   ----------    -----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                           811,199        (82,546)


Cash and cash equivalents, beginning                  569,820        483,635
                                                   ----------    -----------

Cash and cash equivalents, ending                $  1,381,019   $    401,089
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

                                     10


                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                (Unaudited)

                                                         Series 29
                                             ------------------------------
                                                  1999              1998
                                                  ----              ----
Cash flows from operating activities:
    Net income (loss)                        $  (810,749)       $  (122,914)
    Adjustments
       Amortization                                    -              6,581
       Distributions from
         Operating Partnerships                        -                  -
       Share of (income) loss from
         Operating Partnerships                  645,632            201,469
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                       49,448                  -
       (Decrease) Increase in accounts
         payable and accrued expenses                  -                520
       Decrease (Increase ) in prepaid
         expenses                                      -                  -
       Decrease (Increase) in accounts
         receivable                               21,146          1,874,092
       (Decrease) Increase in accounts
         payable affiliates                            -                 (1)
                                              ----------        -----------
         Net cash (used in) provided by
           operating activities                  (94,523)         1,959,747
                                              ----------        -----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                (74,187)           (39,702)
     Capital contributions paid to
       Operating Partnerships                 (2,128,337)        (4,586,503)
     Advances to Operating Partnerships                -         (2,857,839)
     Investments                               1,597,445          5,730,278
                                              ----------        -----------
         Net cash (used in) provided by
           investing activities                 (605,079)        (1,753,766)
                                              ----------        -----------







                                     10



                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                              (Unaudited)


                                                          Series 29
                                                ----------------------------
                                                    1999              1998
                                                    ----              ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid             (2,256)            (2,894)
     Capital contributions received                     -                  -
         Net cash (used in) provided by         ---------        -----------
           financing activities                    (2,256)            (2,894)
                                                ---------        -----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                      (701,858)           203,087


Cash and cash equivalents, beginning            1,066,404            305,731
                                              -----------        -----------

Cash and cash equivalents, ending            $    364,546       $    508,818
                                              ===========        ===========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships              $          -       $  4,637,920
                                              ===========        ===========









       The accompanying notes are an integral part of these statements.

                                    102


                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                (Unaudited)

                                                          Series 30
                                               ----------------------------
                                                    1999            1998
                                                    ----            ----
Cash flows from operating activities:
    Net income (loss)                          $   (175,365)   $   137,852
    Adjustments
       Amortization                                       -          6,929
       Distributions from
        Operating Partnerships                        4,320              -
       Share of (income) loss from
        Operating Partnerships                       82,778        (33,782)
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                          48,501              -
       (Decrease) Increase in accounts
         payable and accrued expenses                     -              -
       Decrease (Increase ) in prepaid
         expenses                                         -              -
       Decrease (Increase) in accounts
         receivable                                (281,818)     1,673,794
       (Decrease) Increase in accounts
         payable affiliates                               -              -
                                                -----------   ------------
         Net cash (used in) provided by
           operating activities                    (321,584)     1,784,793
                                                -----------   ------------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   (69,073)       (55,652)
     Capital contributions paid to
       Operating Partnerships                    (3,927,800)    (5,888,604)
     Advances to Operating Partnerships           1,329,758     (1,368,796)
     Investments                                  2,690,013      6,239,264
                                                -----------   ------------
         Net cash (used in) provided by
           investing activities                      22,898     (1,073,788)
                                                -----------   ------------







                                     103


                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                              (Unaudited)


                                                          Series 30
                                                 ---------------------------
                                                    1999             1998
                                                    ----             ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid                (2,121)        (2,146)
     Capital contributions received                        -              -
         Net cash (used in) provided by          -----------      ----------
           financing activities                       (2,121)        (2,146)
                                                 -----------      ----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                         (300,807)       708,859


Cash and cash equivalents, beginning               1,339,143      1,162,518
                                                 -----------     ----------

Cash and cash equivalents, ending               $  1,038,336     $1,871,377
                                                 ===========     ==========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships                 $  1,347,407     $1,637,668
                                                 ===========     ==========












       The accompanying notes are an integral part of these statements.

                                     104



                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                (Unaudited)

                                                          Series 31
                                               ---------------------------
                                                    1999            1998
                                                    ----            ----
Cash flows from operating activities:
    Net income (loss)                          $ (1,173,263)    $   77,123
Adjustments
       Amortization                                       -          6,851
       Distributions from
        Operating Partnerships                          444              -
       Share of (income) loss from
        Operating Partnerships                      984,633        156,370
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                          51,385              -
       (Decrease) Increase in accounts
         payable and accrued expenses                     -          2,155
       Decrease (Increase ) in prepaid
         expenses                                         -              -
       Decrease (Increase) in accounts
         receivable                                 (11,725)      (864,736)
       (Decrease) Increase in accounts
         payable affiliates                               -       (399,995)
                                                -----------   ------------
         Net cash (used in) provided by
           operating activities                    (148,526)    (1,022,232)
                                                -----------   ------------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   (25,136)      (100,751)
     Capital contributions paid to
       Operating Partnerships                    (1,675,133)    (5,677,830)
     Advances to Operating Partnerships             317,142        852,996
     Investments                                  1,899,036      5,930,914
                                                -----------   ------------
         Net cash (used in) provided by
           investing activities                     515,909      1,005,329
                                                -----------   ------------







                                     10


                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                              (Unaudited)


                                                          Series 31
                                                 ---------------------------
                                                    1999             1998
                                                    ----             ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid                (6,555)        (8,212)
     Capital contributions received                        -              -
         Net cash (used in) provided by          -----------     ----------
           financing activities                       (6,555)        (8,212)
                                                 -----------     ----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                          360,828        (25,115)


Cash and cash equivalents, beginning               1,294,456        811,235
                                                 -----------     ----------

Cash and cash equivalents, ending               $  1,655,284    $   786,120
                                                 ===========     ==========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships                 $          -    $ 1,229,588
                                                 ===========     ==========












       The accompanying notes are an integral part of these statements.

                                    10


                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                                (Unaudited)

                                                          Series 32
                                                 ----------------------------
                                                    1999              1998
                                                   ------            ------
Cash flows from operating activities:
    Net income (loss)                          $    (19,475)      $    92,672
    Adjustments
       Amortization                                       -             8,897
       Distributions from
         Operating Partnerships                           -                 -
       Share of (income) loss from
          Operating Partnerships                    (65,164)           21,447
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                          50,418                 -
       (Decrease) Increase in accounts
         payable and accrued expenses                     -        (2,275,795)
       Decrease (Increase ) in prepaid
         expenses                                         -                 -
       Decrease (Increase) in accounts
         receivable                                (861,218)        1,330,476
       (Decrease) Increase in accounts
         payable affiliates                               -           (90,995)
                                                -----------       -----------
        Net cash (used in) provided by
           operating activities                    (895,439)         (913,298)
                                                -----------       -----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                  (265,781)       (3,596,307)
     Capital contributions paid to
       Operating Partnerships                    (5,811,092)      (21,120,410)
     Advances to Operating Partnerships           1,121,948         5,409,698
     Investments                                  5,675,927        (7,139,862)
                                                -----------       -----------

         Net cash (used in) provided by
           investing activities                     721,002       (26,446,881)
                                                -----------       -----------






                                     107



                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF CASH FLOWS

                     Six Months Ended September 30,
                               (Unaudited)

                                      Series 32
                                               ------------------------------
                                                    1999           1998
                                                    ----           ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid               (27,037)     (4,770,360)
     Capital contributions received                        -      35,069,000
         Net cash (used in) provided by          -----------     -----------
           financing activities                      (27,037)     30,298,640
                                                 -----------     -----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                         (201,474)      2,938,461


Cash and cash equivalents, beginning               1,625,906          72,770
                                                 -----------     -----------

Cash and cash equivalents, ending               $  1,424,432    $  3,011,231
                                                 ===========     ===========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships                 $  3,861,829    $  9,951,924
                                                 ===========     ===========











       The accompanying notes are an integral part of these statements.

                                     10

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                                (Unaudited)

                                                         Series 33
                                                ---------------------------
                                                    1999             1999
                                                   ------           ------
Cash flows from operating activities:
    Net income (loss)                          $     69,227      $      556
    Adjustments
       Amortization                                       -               -
       Distributions from
         Operating Partnerships                           -               -
       Share of (income) loss from
          Operating Partnerships                   (133,510)              -
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                          83,770         (93,078)
       (Decrease) Increase in accounts
         payable and accrued expenses                     -         665,495
       Decrease (Increase ) in prepaid
         expenses                                         -               -
       Decrease (Increase) in accounts
         receivable                                 774,034      (3,234,543)
       (Decrease) Increase in accounts
         payable affiliates                               -         107,530
                                                -----------     -----------
      Net cash (used in) provided by
           operating activities                     793,521      (2,554,040)
                                                -----------     -----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   (54,360)     (2,412,135)
     Capital contributions paid to
       Operating Partnerships                    (2,784,430)       (300,000)
     Advances to Operating Partnerships                   -      (6,470,149)
     Investments                                  2,748,770     (10,081,634)
                                                -----------     -----------
         Net cash (used in) provided by
           investing activities                     (90,020)    (19,263,918)
                                                -----------     -----------






10


                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                               (Unaudited)

                                      Series 33
                                               ----------------------------
                                                    1999           1999
                                                    ----           ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid                (6,154)     (3,551,788)
     Capital contributions received                        -      26,362,000
         Net cash (used in) provided by          -----------     -----------
           financing activities                       (6,154)     22,810,212
                                                 -----------     -----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                          697,347         992,254


Cash and cash equivalents, beginning                 685,857               -
                                                 -----------     -----------

Cash and cash equivalents, ending               $  1,383,204    $    992,254
                                                 ===========     ===========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships                 $    360,920    $ 10,513,076
                                                 ===========     ===========












       The accompanying notes are an integral part of these statements.

                                     11

                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                                (Unaudited)

                                                 Series 34*       Series 35*
                                                ------------     ------------

                                                    1999             1999
                                                   ------           ------
Cash flows from operating activities:
    Net income (loss)                          $   (119,185)    $  (59,667)
    Adjustments
       Amortization                                       -              -
       Distributions from
         Operating Partnerships                           -              -
       Share of (income) loss from
          Operating Partnerships                     20,338              -
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         110,441         16,875
       (Decrease) Increase in accounts
         payable and accrued expenses                     -       (399,585)
       Decrease (Increase ) in prepaid
         expenses                                         -              -
       Decrease (Increase) in accounts
         receivable                               1,335,765     (1,776,207)
       (Decrease) Increase in accounts
         payable affiliates                               -       (267,393)
       Fleet Line of Credit                               -       (200,000)
                                                 -----------    -----------
        Net cash (used in) provided by
           operating activities                   1,347,359     (2,685,977)
                                                -----------    -----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                  (176,123)    (2,563,423)
     Capital contributions paid to
       Operating Partnerships                    (5,612,601)    (5,412,300)
     Advances to Operating Partnerships          (1,436,326)       376,860
     Investments                                  4,356,365    (10,836,297)
                                                -----------    -----------
         Net cash (used in) provided by
           investing activities                  (2,868,685)   (18,435,160)
                                                -----------    -----------

Series 34 and 35 did not commence operation until after September 30, 1998, therefore they do not have comparative information to report.


                                   11


                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                               (Unaudited)

                               Series 34*        Series 35*
                                               -------------     ------------
                                                    1999             1999
                                                    ----             ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid               (53,843)    (3,667,365)
     Capital contributions received                        -     25,962,625
         Net cash (used in) provided by          -----------    -----------
           financing activities                      (53,843)    22,295,260
                                                 -----------    -----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                       (1,575,169)     1,174,123


Cash and cash equivalents, beginning               2,482,579        247,876
                                                 -----------    -----------

Cash and cash equivalents, ending               $    907,410   $  1,421,999
                                                 ===========    ===========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships                 $  3,566,959   $  9,185,845
                                                 ===========    ===========










*Series 34 and 35 did not commence operation until after September 30, 1998, therefore they do not have comparative information to report.

       The accompanying notes are an integral part of these statements.

                                     11

Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                                (Unaudited)

                                                         Series 36*
                                                      --------------
                                                           1999
                                                          ------
Cash flows from operating activities:
    Net income (loss)                                 $      (990)
    Adjustments
       Amortization                                             -
       Distributions from
         Operating Partnerships                                 -
       Share of (income) loss from
          Operating Partnerships                                -
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                                     -
       (Decrease) Increase in accounts
         payable and accrued expenses                   1,150,209
       Decrease (Increase ) in prepaid
         expenses                                               -
       Decrease (Increase) in accounts
         receivable                                    (7,504,769)
       (Decrease) Increase in accounts
         payable affiliates                               238,235
                                                      -----------
         Net cash (used in) provided by
           operating activities                        (6,117,315)
                                                      -----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                      (1,960,937)
     Capital contributions paid to
       Operating Partnerships                          (2,882,059)
     Advances to Operating Partnerships                         -
     Investments                                       (5,010,722)
                                                      -----------
         Net cash (used in) provided by
           investing activities                        (9,853,718)
                                                      -----------




*Series 36 did not commence operation until after September 30, 1998, therefore it does not have comparative information to report.


                                     11

Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                               (Unaudited)

                                Series 36*
                                                -------------
                                                     1999
                                                     ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid            (3,063,938)
     Capital contributions received               21,073,375
         Net cash (used in) provided by          -----------
           financing activities                   18,009,437
                                                 -----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                        2,038,404


Cash and cash equivalents, beginning                       -
                                                 -----------
Cash and cash equivalents, ending               $  2,038,404
                                                 ===========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships                 $  4,749,988
                                                 ===========











*Series 36 did not commence operation until after September 30, 1998, therefore it does not have comparative information to report.

       The accompanying notes are an integral part of these statements

                              11

                     Boston Capital Tax Credit Fund IV L.P.
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1999
                                  (Unaudited)
NOTE A - ORGANIZATION

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

Below is a summary of the BACs sold and total equity raised by series as of September 30, 1999:

    Series       Closing Date          BACs Sold     Equity Raised
    ------       ------------          ---------     -------------
  Series 20     June 24, 1994          3,866,700      $38,667,000
  Series 21     September 30, 1994     1,892,700      $18,927,000
  Series 22     December 28, 1994      2,564,400      $25,644,000
  Series 23     June 23, 1995          3,336,727      $33,366,000
  Series 24     September 22, 1995     2,169,878      $21,697,000
  Series 25     December 29, 1995      3,026,109      $30,248,000
  Series 26     June 25, 1996          3,995,900      $39,959,000
  Series 27     September 17, 1996     2,460,700      $24,607,000
  Series 28     January 29, 1997       4,000,738      $39,999,000
  Series 29     June 10, 1997          3,991,800      $39,918,000
  Series 30     September 10, 1997     2,651,000      $26,490,750
  Series 31     January 18, 1998       4,417,857      $44,057,750
  Series 32     June 23, 1998          4,754,198      $47,431,000
  Series 33     September 21, 1998     2,636,533      $26,362,000
  Series 34     January 9, 1999        3,529,319      $35,273,000
  Series 35     June 28, 1999          3,300,463      $33,004,630
  Series 36     September 28, 1999     2,107,337      $21,073,375
                                   115

                    Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 1999
                                (Unaudited)
NOTE A - ORGANIZATION (continued)

The Fund commenced offering BACs in Series 37 on September 29, 1999 but had not admitted any investors as BAC holders as of September 30, 1999. Series 37 had its first closing and admitted investors on October 27, 1999. The Fund is currently continuing to offer BACs in Series 37.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of September 30, 1999 and for the three and six months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

The amortized cost of securities available for sale as of September 30, 1999 by contractual maturity are as follows:
                                 Amortized
                                    Cost
                                 ----------
   Due in one year or less      $23,883,860
   Due after one year            19,803,133
                                 ----------
   Total                        $43,686,993
                                 ==========

The fair market value of the securities is $43,459,999. The difference being an unrealized gain on securities available for sale of $226,994, as of September 30, 1999.
                                     116

                    Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
 September 30, 1999
                                  (Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES (continued)

Amortization
------------
The Fund previously amortized organizational costs by series over 60 months, beginning in the first quarter after the final closing date of each series. Pursuant to SOP 98-5, all unamortized organization costs as of July 1, 1999 were expensed. Amortization expense for the first quarter of the current fiscal year has been reclassified to organization expense on the year to date income statement.

The breakdown of previously incurred organization costs expensed in the current fiscal year for Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34 and Series 35 is $10,607, $0, $9,694,
$16,933, $19,470, $18,354, $42,595, $38,806, $55,896, $49,448, $48,501,
$51,385, $50,418, $83,771, $110,441 and $16,875, respectively.

On April 1, 1999 the Fund began amortizing unallocated acquisition costs over 330 months for Series 20, Series 21, Series 22, Series 23, Series 24, Series 25 and Series 26. The accumulated amortization of the unallocated acquisition costs as of September 30, 1999 for Series 20, Series 21, Series 22, Series 23, Series 24, Series 25 and Series 26 is $1,786, $977, $3,070, $3,124, $5,102,
$7,609 and $8,681, respectively. Other series will begin amortizing acquisition costs as they complete investing in operating partnerships and are no longer incurring acquisition costs.

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Services, Inc., and Boston Capital Asset Management L.P. as follows:

For the quarter ended September 30, 1999, Boston Capital Services, Inc. received $399,630 for Series 36 as Dealer-Manager fees for marketing advice and investment banking services performed at the time of the Fund's offering of BACs. Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34 and Series 35 completed payment of all Dealer-Manager fees prior to the quarter ended September 30, 1999.

Boston Capital Holdings L.P. is entitled to asset acquisition fees for selecting, evaluating, structuring, negotiating, and closing the Fund's acquisition of interest in the Operating Partnerships. During the quarter ended September 30, 1999, Series 36 paid $1,791,205 for acquisition fees to Boston Capital Holdings Limited Partnership. Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29 Series 30, Series 31, Series 32, Series 33, Series 34 and Series 35 completed payment of all acquisition fees prior to the quarter ended September 30, 1999.

                                  11


                    Boston Capital Tax Credit Fund IV L.P.
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
  September 30, 1999
                                 (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS - (continued)

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued or paid to Boston Capital Asset Management L.P.

The fund management fees accrued for the quarters ended September 30, 1999 and 1998 are as follows:

                                1999           1998
                                ----           ----
           Series 20         $ 94,812       $ 94,773
           Series 21           56,460         56,460
           Series 22           63,648         61,893
           Series 23           60,066         60,066
           Series 24           58,338         58,287
           Series 25           68,169         68,169
           Series 26          106,335         97,830
           Series 27           78,639         76,526
           Series 35                -              -
                              -------        -------
                             $586,467       $574,004
                              =======        =======

The fund management fees paid for the quarters ended September 30, 1999 and 1998 are as follows:

                                1999           1998
                                ----           ----
           Series 28         $ 83,502       $ 70,977
           Series 29           84,894         69,216
           Series 30           56,027         35,037
           Series 31           92,873         63,381
           Series 32           85,067         65,662
           Series 33           28,532              -
           Series 34           67,655              -
           Series 35           41,253              -
                              -------        -------
                             $539,803       $304,273
                              =======        =======


NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 1999 and 1998 the Fund has limited partnership interests in 342 and 289 Operating Partnerships, respectively, which own or are constructing apartment complexes.

                     Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 1999
                                  (Unaudited)
NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

The breakdown of Operating Partnerships within the Fund at September 30, 1999 and 1998 is as follows:
                               1999            1998
                               ----            ----
           Series 20            24              24
           Series 21            14              14
           Series 22            29              29
           Series 23            22              22
           Series 24            24              24
           Series 25            22              22
           Series 26            45              42
           Series 27            15              14
           Series 28            26              25
           Series 29            22              19
           Series 30            20              15
           Series 31            26              25
           Series 32            16              11
           Series 33             9               3
           Series 34            13               -
           Series 35            10               -
           Series 36             5               -
                               ---             ---
                               342             289
                               ===             ===
Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at September 30, 1999 and 1998 are as follows:
                             1998            1998
                             ----            ----
           Series 20     $   388,026     $   454,955
           Series 21         709,193         848,917
           Series 22         548,232       1,932,656
           Series 23         487,851       2,353,855
           Series 24       1,269,494       1,408,457
           Series 25       2,673,557       2,851,124
           Series 26       3,941,356       8,241,899
           Series 27       1,685,263       2,898,485
           Series 28       3,844,828       4,315,198
           Series 29       3,744,337       9,986,453
           Series 30       4,119,032       5,426,411
           Series 31       6,316,211      12,517,623
           Series 32       7,959,703      13,081,735
           Series 33       3,856,254       2,622,252
           Series 34      11,247,855               -
           Series 35      15,452,879               -
           Series 36       4,749,988               -
                          ----------      ----------
                         $73,039,059     $68,976,020
                          ==========      ==========

                     Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
       September 30, 1999
                                  (Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar Year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 1999.


                   COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                          Six months ended June 30, 1999,
                                 (Unaudited)

                                                  Series 20
                                          ---------------------------
                                             1999             1998
                                             ----             ----
Revenues
   Rental                                $ 4,223,358      $ 4,137,282
   Interest and other                        233,146          223,844
                                           ---------        ---------
                                           4,456,504        4,361,126
                                           ---------        ---------
Expenses
  Interest                                 1,593,679        1,593,535
  Depreciation and amortization            1,518,784        1,419,299
  Operating expenses                       2,178,293        2,499,062
                                           ---------        ---------
                                           5,290,756        5,511,896
                                           ---------        ---------

          NET LOSS                       $  (834,252)     $(1,150,770)
                                           =========        =========
Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                          $  (814,333)     $(1,119,184)
                                           =========        =========

Net loss allocated to
    other partners                       $    (8,343)     $   (11,508)
                                           =========        =========

Net Loss Suspended                       $   (11,576)     $   (20,078)
                                           =========        =========


                                    12



                   Boston Capital Tax Credit Fund IV L.P

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
   September 30, 1999
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Six months ended June 30,
                              (Unaudited)

                                                Series 21
                                      ----------------------------
                                           1999             1998
                                           ----             ----
 Revenues
   Rental                             $ 2,423,552      $ 2,361,237
   Interest and other                     102,705           88,237
                                        ---------        ---------
                                        2,526,257        2,449,474
                                        ---------        ---------
Expenses
  Interest                                955,836        1,003,691
  Depreciation and amortization           620,912          610,922
  Operating expenses                    1,523,247        1,374,898
                                        ---------        ---------
                                        3,099,995        2,989,511
                                        ---------        ---------

          NET INCOME (LOSS)           $  (573,738)     $  (540,037)
                                        =========        =========

Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                       $  (568,000)     $  (534,637)
                                        =========        =========

Net loss allocated to
  other partners                      $    (5,738)     $    (5,400)
                                        =========        =========











                   Boston Capital Tax Credit Fund IV L.P.

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             September 30, 1999
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

                COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Six Months ended June 30,
                              (Unaudited)

                                                 Series 22
                                        --------------------------
                                          1999             1998
 Revenues                                 ----             ----

   Rental                              $2,346,073       $2,162,202
   Interest and other                     129,614          132,917
                                        ---------        ---------
                                        2,475,687        2,295,119
                                        ---------        ---------
Expenses
  Interest                                668,792          640,655
  Depreciation and amortization           911,712          742,697
  Operating expenses                    1,346,424        1,247,620
                                        ---------        ---------
                                        2,926,928        2,630,972
                                        ---------        ---------

          NET INCOME (LOSS)            $ (451,241)      $ (335,853)
                                        =========        =========

Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $ (446,727)      $ (332,495)
                                        =========        =========

Net loss allocated to
   other partners                      $   (4,514)      $   (3,358)
                                        =========        =========












               Boston Capital Tax Credit Fund IV L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
   September 30, 1999
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

              COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                     Six months ended June 30,
                           (Unaudited)

                                                Series 23
                                      ----------------------------
                                          1999             1998
 Revenues                                 ----             ----
   Rental                             $ 2,683,177      $ 2,601,903
   Interest and other                     153,823          133,364
                                       ----------       ----------
                                        2,837,000        2,735,267
                                       ----------       ----------
Expenses
  Interest                                886,028          899,615
  Depreciation and amortization           930,909          920,321
  Operating expenses                    1,557,947        1,429,709
                                       ----------       ----------

                                        3,374,884        3,249,645
                                       ----------       ----------

          NET LOSS                    $  (537,884)     $  (514,378)
                                       ==========       ==========
Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                       $  (532,506)     $  (509,233)
                                       ==========       ==========

Net loss allocated to
  other partners                      $    (5,378)     $    (5,145)
                                       ==========       ==========












                                    12


                   Boston Capital Tax Credit Fund IV L.P.

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            September 30, 1999
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Six Months ended June 30,
                              (Unaudited)

                                           Series 24
                                 ----------------------------
                                     1999              1998
 Revenues                            ----              ----

   Rental                        $ 2,559,273       $2,484,790
   Interest and other                 69,977           73,600
                                   ---------        ---------
                                   2,629,250        2,558,390
                                   ---------        ---------

Expenses
  Interest                           929,701          925,783
  Depreciation and amortization      983,778          933,750
  Operating expenses               1,467,383        1,413,386
                                   ---------        ---------
                                   3,380,862        3,272,919
                                   ---------        ---------

          NET INCOME (LOSS)      $  (751,612)     $  (714,529)
                                  ==========        =========

Net loss allocated to
  Boston Capital Tax Credit
  Fund IV L.P.                   $  (744,096)      $ (707,384)
                                  ==========        =========

Net loss allocated to
   other partners                $    (7,516)      $   (7,145)
                                  ==========        =========













                   Boston Capital Tax Credit Fund IV L.P.

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            September 30, 1999
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Six months ended June 30,
                              (Unaudited)

                                                    Series 25
                                            --------------------------
                                                1999            1998
 Revenues                                       ----            ----

   Rental                                  $ 3,513,880      $3,418,414
   Interest and other                           57,758          82,891
                                             ---------       ---------
                                             3,571,638       3,501,305
                                             ---------       ---------

Expenses
  Interest                                   1,128,425       1,161,106
  Depreciation and amortization              1,038,308         990,203
  Operating expenses                         2,279,049       2,192,917
                                             ---------       ---------
                                             4,445,782       4,344,226
                                             ---------       ---------

          NET INCOME (LOSS)                $  (874,144)     $ (842,921)
                                             =========       =========

Net loss allocated to
  Boston Capital Tax Credit
  Fund IV L.P.                             $  (865,403)     $ (834,491)
                                             =========       =========

Net loss allocated to
   other partners                          $    (8,741)     $   (8,430)
                                             =========       =========












               Boston Capital Tax Credit Fund IV L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
  September 30, 1999
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Six months ended June 30,
                             (Unaudited)



                                               Series 26
                                       ---------------------------
                                          1999             1998
 Revenues                                 ----             ----
   Rental                              $4,020,274       $3,188,950
   Interest and other                     107,258          134,823
                                        ---------        ---------

                                        4,127,532        3,323,773
                                        ---------        ---------
Expenses
  Interest                              1,037,440        1,026,309
  Depreciation and amortization         1,374,028        1,157,255
  Operating expenses                    2,154,556        1,786,370
                                        ---------        ---------

                                        4,566,024        3,969,934
                                        ---------        ---------

          NET INCOME (LOSS)            $ (438,492)      $ (646,161)
                                        =========        =========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $ (434,107)      $ (639,699)
                                        =========        =========

Net income (loss) allocated to
  other partners                       $   (4,385)      $   (6,462)
                                        =========        =========





                                 12



               Boston Capital Tax Credit Fund IV L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          September 30, 1999
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Six months ended June 30,
                             (Unaudited)



                                                Series 27
                                       ---------------------------
                                          1999              1998
 Revenues                                 ----              ----
   Rental                              $3,059,241       $1,929,135
   Interest and other                      83,002           86,757
                                        ---------        ---------

                                        3,142,243        2,015,892
                                        ---------        ---------
Expenses
  Interest                              1,304,375          788,213
  Depreciation and amortization           867,724          350,632
  Operating expenses                    1,432,433        1,195,956
                                        ---------        ---------

                                        3,604,532        2,334,801
                                        ---------        ---------

          NET INCOME (LOSS)            $ (462,289)      $ (318,909)
                                        =========        =========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $ (457,666)      $ (315,720)
                                        =========        =========

Net income (loss) allocated to
  other partners                       $   (4,623)      $   (3,189)
                                        =========        =========








               Boston Capital Tax Credit Fund IV L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
    September 30, 1999
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Six months ended June 30,
                             (Unaudited)



                                                Series 28
                                       ---------------------------
                                          1999              1998
 Revenues                                 ----              ----
   Rental                              $1,920,688       $1,353,349
   Interest and other                      51,056           41,133
                                        ---------        ---------

                                        1,971,744        1,394,482
                                        ---------        ---------
Expenses
  Interest                                593,414          477,859
  Depreciation and amortization           684,296          313,103
  Operating expenses                    1,171,882          737,693
                                        ---------        ---------

                                        2,449,592        1,528,652
                                        ---------        ---------

          NET LOSS                     $ (477,848)      $ (134,173)
                                        =========        =========
Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $ (473,070)      $ (132,831)
                                        =========        =========

Net loss allocated to
  other partners                       $   (4,778)      $   (1,342)
                                        =========        =========








                                    12



                  Boston Capital Tax Credit Fund IV L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
 September 30, 1999
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Six months ended June 30,
                             (Unaudited)



                                               Series 29
                                       --------------------------
                                          1999               1998
 Revenues                                 ----               ----
   Rental                              $2,013,532       $  882,901
   Interest and other                      78,679           46,692
                                        ---------        ---------

                                        2,092,211          929,593
                                        ---------        ---------
Expenses
  Interest                                714,512          304,521
  Depreciation and amortization           808,306          109,112
  Operating expenses                    1,221,547          719,464
                                        ---------        ---------

                                        2,744,365        1,133,097
                                        ---------        ---------

          NET INCOME (LOSS)            $ (652,154)      $ (203,504)
                                        =========        =========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $ (645,632)      $ (201,469)
                                        =========        =========

Net income (loss) allocated to
  other partners                       $   (6,522)      $   (2,035)
                                        =========        =========






                                    12


                 Boston Capital Tax Credit Fund IV L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
    September 30, 1999
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                     Six months ended June 30,
                             (Unaudited)



                                               Series 30
                                       ---------------------------
                                          1999              1998
 Revenues                                 ----              ----
   Rental                             $  993,593       $  577,667
   Interest and other                     73,440           22,004
                                       ---------        ---------

                                       1,067,033          599,671
                                       ---------        ---------
Expenses
  Interest                               208,087          154,853
  Depreciation and amortization          251,909           35,827
  Operating expenses                     690,651          374,868
                                        --------        ---------

                                       1,150,647          565,548
                                       ---------        ---------

          NET INCOME (LOSS)           $  (83,614)      $   34,123
                                       =========        =========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                       $  (82,778)      $   33,782
                                       =========        =========

Net income (loss) allocated to
  other partners                      $     (836)      $      341
                                       =========        =========










                                   130


                   Boston Capital Tax Credit Fund IV L.P.

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
  September 30, 1999
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Six months ended June 30,
                             (Unaudited)



                                               Series 31
                                       ---------------------------
                                          1999              1998
 Revenues                                 ----              ----
   Rental                             $2,514,282       $  653,677
   Interest and other                    109,949           18,949
                                       ---------        ---------

                                       2,624,231          672,626
                                       ---------        ---------
Expenses
  Interest                             1,077,735          212,327
  Depreciation and amortization          802,372           78,573
  Operating expenses                   1,738,703          539,675
                                       ---------        ---------

                                       3,618,810          830,575
                                       ---------        ---------

          NET INCOME (LOSS)           $ (994,579)      $ (157,949)
                                       =========        =========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                       $ (984,633)      $ (156,370)
                                       =========        =========

Net income (loss) allocated to
  other partners                      $   (9,946)      $   (1,579)
                                       =========        =========










                                   13


                Boston Capital Tax Credit Fund IV L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
  September 30, 1999
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Six months ended June 30,
                             (Unaudited)



                                               Series 32
                                       ---------------------------
                                          1999              1998
 Revenues                                 ----              ----
   Rental                              $ 884,712       $   65,772
   Interest and other                     46,811            1,398
                                        --------          -------

                                         931,523           67,170
                                        --------        ---------
Expenses
  Interest                               227,296           34,271
  Depreciation and amortization          249,851           25,666
  Operating expenses                     388,554           28,896
                                        --------        ---------

                                         865,701           88,833
                                       ---------        ---------

          NET INCOME (LOSS)           $   65,822      $   (21,663)
                                       =========        =========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                       $   65,164      $   (21,447)
                                       =========        =========

Net income (loss) allocated to
  other partners                      $      658      $      (216)
                                       =========        =========










                                   13


                  Boston Capital Tax Credit Fund IV L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
  September 30, 1999
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Six months ended June 30,
                             (Unaudited)



                                                    Series 33*      Series 34*
                                                   -----------     -----------

                                                      1999            1999
 Revenues                                             ----            ----
   Rental                                         $  988,661      $   67,418
   Interest and other                                103,174           1,325
                                                   ---------       ---------

                                                   1,091,835          68,743
                                                   ---------       ---------
Expenses
  Interest                                           344,169          22,334
  Depreciation and amortizati                        285,497          26,752
  Operating expenses                                 327,310          40,200
                                                   ---------       ---------

                                                     956,976          89,286
                                                   ---------       ---------

          NET INCOME (LOSS                        $  134,859      $  (20,543)
                                                   =========       =========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                                   $  133,510      $  (20,338)
                                                   =========       =========

Net income (loss) allocated to
  other partners                                  $    1,349      $     (205)
                                                   =========       =========


* The Operating Partnerships in Series 33 and Series 34 did not commence operations until after June 30, 1998 therefore they do not have comparative information to report.

** The Operating Partnerships in Series 35 and Series 36 did not commence operations until after June 30, 1999 therefore they do not have current or comparative information to report.

                                   13


                    Boston Capital Tax Credit Fund IV L.P.
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                         Setpember 30, 1999
                             (Unaudited)


NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS-CONTINUED

When comparing the results of operations from the Operating Partnerships for the six months ended June 30, 1999 and 1998 numerous variances, some material in nature, exist. The variances are the result of a number of factors including an increase in the number of Operating Partnerships owned, an increase in the number which have completed construction, and an increase in the number which have completed the lease-up phase.

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

























                                    134


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

Capital Resources
-----------------
The Fund offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000,
$39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750,
$47,431,000, $26,362,000, $35,273,000, $33,004,630 and $21,073,375
representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109,
3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198,
2,636,533, 3,529,319, 3,300,463 and 2,107,337 BACs from investors admitted as
BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35 and Series 36, respectively.

Series 20
---------
The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $28,603,737.

                                 135

During the quarter ended September 30, 1999, none of Series 20 net offering proceeds had been used to pay capital contributions. Series 20 net offering proceeds in the amount of $368,830 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 20 has invested in as of September 30, 1999.

Series 21
---------
The Fund commenced offering BACs in Series 21 on July 1, 1994. Offers and sales of BACs in Series 21 were completed on December 31, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,730.

During the quarter ended September 30, 1999, none of Series 21 net offering proceeds had been used to pay capital contributions. Series 21 net offering proceeds in the amount of $709,193 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series
21 has invested in as of September 30, 1999.

Series 22
---------
The Fund commenced offering BACs in Series 22 on October 10, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748.

During the quarter ended September 30, 1999, none of Series 22 net offering proceeds had been used to pay capital contributions. Series 22 net offering proceeds in the amount of $548,232 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series
22 has invested in as of September 30, 1999.

Series 23
---------
The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on September 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278.

During the quarter ended September 30, 1999, none of Series 23 net offering proceeds had been used to pay capital contributions. Series 23 net offering proceeds in the amount of $487,851 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 23 has invested in as of September 30, 1999.

Series 24
---------
The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,980,237.

During the quarter ended September 30, 1999, none of Series 24 net offering proceeds had been used to pay initial and additional capital contributions. Series 24 net offering proceeds in the amount of $509,433 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 24 has invested in as September 30, 1999.

                                    13

Series 25
---------
The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,449,722.

During the quarter ended September 30, 1999, none of Series 25 net offering proceeds had been used to pay initial and additional capital contributions. Series 25 net offering proceeds in the amount of $1,197,201 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 25 has invested in as of September 30, 1999.

Series 26
---------
The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 25, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,390,862.

During the quarter ended September 30, 1999, $1,388,953 of Series 26 net offering proceeds had been used to pay initial and additional capital contributions. Series 26 net offering proceeds in the amount of $709,876 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 26 has invested in as of September 30, 1999.

Series 27
---------
The Fund commenced offering BACs in Series 27 on June 24, 1996. Offers and sales of BACs in Series 27 were completed on September 17, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $17,785,735.

During the quarter ended September 30, 1999, $139,054 of Series 27 net offering proceeds had been used to pay initial and additional capital contributions. Series 27 net offering proceeds in the amount of $1,162,966 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 27 has invested in as of September 30, 1999.

Series 28
---------
The Fund commenced offering BACs in Series 28 on September 30,1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,261,233.

During the quarter ended September 30, 1999, $88,891 of Series 28 net offering proceeds had been used to pay initial and additional capital contributions. Series 28 net offering proceeds in the amount of $3,844,828 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 28 has invested in as of September 30, 1999.

                               137


Series 29
---------
The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,130,617.

During the quarter ended September 30, 1999, $750,481 of Series 29 net offering proceeds had been used to pay initial and additional capital contributions. Series 29 net offering proceeds in the amount of $3,744,337 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 29 has invested in as of September 30, 1999.

Series 30
---------
The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,457,335.

During the quarter ended September 30, 1999, $1,030,663 of Series 30 net offering proceeds had been used to pay initial and additional capital contributions. Series 30 net offering proceeds in the amount of $3,715,020 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 30 has invested in as of September 30, 1999.

Series 31
---------
The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $32,309,858.

During the quarter ended September 30, 1999, $626,809 of Series 31 net offering proceeds had been used to pay initial and additional capital contributions. Series 31 net offering proceeds in the amount of $5,122,375 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 31 has invested in as of September 30, 1999.

Series 32
---------
The Fund commenced offering BACs in Series 32 on January 19, 1998. Offers and sales of BACs in Series 32 were completed on June 23, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $34,962,199. The series has also purchased assignments in Bradley Phase I of Massachusetts LLC, Bradley Phase II of Massachusetts LLC, Byam Village of Massachusetts LLC, Hanover Towers of Massachusetts LLC, Harbor Towers of Massachusetts LLC and Maple Hill of Massachusetts LLC. Under the terms of the Assignments of Membership Interests dated December 1, 1998 the series is entitled to certain profits, losses, tax credits, cash flow, proceeds from capital transactions and capital account as defined in the individual Operating Agreements. The series utilized $1,092,847 of funds available to invest in Operating Partnerships for this investment.

                                  13

During the quarter ended September 30, 1999, $2,455,704 of Series 32 net offering proceeds were used to pay initial and additional capital contributions. Series 32 net offering proceeds in the amount of $4,995,334 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 32 has invested in as of September 30, 1999.

Series 33
---------
The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $18,807,119.

During the quarter ended September 30,1999 $1,167,771 of Series 33 net offering proceeds had been used to pay initial and additional capital contributions. Series 33 net offering proceeds in the amount of $3,856,254 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 33 has invested in as of September 30, 1999.

Series 34
---------
The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 13 Operating Partnerships in the amount of $24,517,592.

During the quarter ended September 30, 1999, $3,298,945 of Series 34 net offering proceeds had been used to pay initial and additional capital contributions. Series 34 net offering proceeds in the amount of $6,217,613 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 34 has invested in as of September 30, 1999.

Series 35
---------
The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 25, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $15,452,879.

During the quarter ended September 30, 1999, $3,866,601 of Series 35 net offering proceeds had been used to pay initial and additional capital contributions. Series 35 net offering proceeds in the amount of $12,651,901 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 35 has invested in as of September 30, 1999.

Series 36
---------
The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 35 were completed on September 28, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 5 Operating Partnerships in the amount of $7,632,047.
                                    13


During the quarter ended September 30, 1999, $2,882,059 of Series 36 net offering proceeds had been used to pay initial and additional capital contributions. Series 36 net offering proceeds in the amount of $4,749,988 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 36 has invested in as of September 30, 1999.

Line of Credit
--------------

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

Results of Operations
---------------------

As of September 30, 1999 and 1998 the Fund held limited partnership interests in 342 and 289 Operating Partnerships, respectively. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Fund's results of operations for future periods will vary significantly from those for the period ended September 30, 1999 as Series 30, Series 31, Series 32, Series 33, Series 34, Series 35 and Series 36 continue to use the funds raised to invest in partnership interests of additional Operating Partnerships, and the Fund continues to offer BACs in Series 37.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership) in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred for the quarter ended September 30, 1999 for Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series
31, Series 32, Series 33, Series 34 and Series 35 were $52,115, $25,052, $59,359, $46,066, $57,838, $60,819, $93,835, $74,639, $70,649, $82,949,
$48,026, $92,874, $85,067, $28,532, $67,655 and $40,050, respectively.



                                    14


The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

Series 20
---------
As of September 30, 1999 and 1998 the average Qualified Occupancy for the series was 100%. The series had a total of 24 properties at September 30, 1999, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 20 reflects a net loss from Operating Partnerships of $834,252. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $684,532. This is an interim period estimate; it is not indicative of the final year end results.

The Operating General Partner, newly admitted as of January 1, 1999, and the management company are working diligently to maintain a strong occupancy at Breeze Cove Limited Partnership (Breeze Cove Apartments). The average occupancy during the third quarter of 1999 was 91%. The Operating General Partner also continues to seek a debt restructure for the partnership, as the current lender rejected the original proposal. However, refinancing is unlikely until the partnership is able to demonstrate a stable operating history. The Operating General Partner continues to encourage the management company to reduce operating expenses and has funded operating deficits as needed.

The Operating General Partner of East Douglas Apartments Limited Partnership (East Douglas Apartments) failed to meet his partnership obligations. As a result, the Operating General Partner and its related management agent were replaced in April, 1998. The new management company was able to increase occupancy, and year-to-date operations in 1999 have compared favorably to budgeted projections. Average occupancy for the third quarter of 1999 was 97%.

In August 1996 the Investment General Partner was notified that Virginia Avenue Affordable Limited Partnership (Kristine Apartments) was named as defendant in a land encroachment complaint. A judgment was issued which will remove any uncertainty as to the partnership's possession of the land.
The appropriate title information has been received and is in the process of execution. Additionally, occupancy began to drop in the fourth quarter of 1998, with a year-end occupancy of 78%. A new management company selected by the Investment General Partner, began at the site in mid August. This new management company is focusing on improvements to vacancy, collections and tenant retention. Periodic cash shortfalls are anticipated until the occupancy stabilizes and maintenance expenses are reduced.





                                  141



Series 21
---------
As of the September 30, 1999 and 1998 average Qualified Occupancy for the series was 99.1% and 93.9%, respectively. The series had a total of 14 properties at September 30, 1999. Out of the total 11 were at 100% Qualified Occupancy.

For the six months being reported Series 21 reflects a net loss from Operating Partnerships of $573,738. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $47,174. This is an interim period estimate; it is not indicative of the final year end results.

Atlantic City Housing Urban Renewal Associates L.P. reported a net loss net of depreciation, a non-cash item, for the year ended December 31, 1998 of approximately $260,000. The property's operations were impacted by high costs for security and maintenance, while the Section 8 Rental Assistance Contract had only seen small incremental increases over the past few years. The Operating General Partner has been funding most of the deficits, though outstanding payables remain high. The Investment General Partner is monitoring the situation closely through quarterly inspections and is working with the Operating General Partner on curing the operational issues. The property's physical occupancy as of September 30, 1999 is 96%.

Series 22
---------
As of September 30, 1999 and 1998 the average Qualified Occupancy for the series was 100% and 99.9%, respectively. The series had a total of 29 properties at September 30, 1999, all of which were at 100% Qualified Occupancy.

For the three months being reported Series 22 reflects a net loss from Operating Partnerships of $451,241. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $460,471. This is an interim period estimate; it is not indicative of the final year end results.

Series 23
---------
As of September 30, 1999 and 1998 the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at September 30, 1999, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 23 reflects a net loss from Operating Partnerships of $537,884. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a positive operations of $393,025. This is an interim period estimate; it is not indicative of the final year end results.

Series 24
---------
As of September 30, 1999 and 1998 the average Qualified Occupancy for the series was 99.8%. The series had a total of 24 properties at September 30, 1999. Out of the total 23 were at 100% Qualified Occupancy.



                                   14


For the six months being reported Series 24 reflects a net loss from Operating Partnerships of $751,612. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $232,166. This is an interim period estimate; it is not indicative of the final year end results.

Series 25
---------
As of September 30, 1999 and 1998 the average Qualified Occupancy for the series was 99.8% and 99.1%, respectively. The series had a total of 22 properties at September 30, 1999. Out of the total 21 were at 100% Qualified Occupancy.

For the six months being reported Series 25 reflects a net loss from Operating Partnerships of $874,144. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a positive operations of $164,164. This is an interim period estimate; it is not indicative of the final year end results.

Series 26
---------
As of September 30, 1999 and 1998 the average Qualified Occupancy for the series was 98.4% and 96.4%, respectively. The series had a total of 45 properties at September 30, 1999. Out of the total 43 were at 100% Qualified Occupancy. The series also had 1 property that was under construction and 1 property with multiple buildings some of which were in lease-up and some of which were under construction at September 30, 1999.

For the six months being reported Series 26 reflects a net loss from Operating Partnerships of $438,492. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $935,536. This is an interim period estimate; it is not indicative of the final year end results.

Series 27
---------
As of September 30, 1999 and 1998 the average Qualified Occupancy for the series was 98.1% and 80.4%, respectively. The series had a total of 15 properties at September 30, 1999. Out of the total 13 were at 100% Qualified Occupancy and 1 was in active lease-up. The series also had 1 property which were under construction at September 30, 1999.

For the six months being reported Series 27 reflects a net loss from Operating Partnerships of $462,289. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $405,435. This is an interim period estimate; it is not indicative of the final year end results.

Series 28
---------
As of September 30, 1999 and 1998 the average Qualified Occupancy for the series was 96.8% and 95.9%, respectively. The series had a total of 26 properties at September 30, 1999. Out of the total 23 were at 100% Qualified Occupancy and 2 were in active lease-up. The series also had 1 property with multiple buildings some of which were in lease-up and some of which were under construction at September 30, 1999.

                                  143




For the six months being reported Series 28 reflects a net loss from Operating Partnerships of $477,848. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $206,448. This is an interim period estimate; it is not indicative of the final year end results.

Series 29
---------
As of September 30, 1999 and 1998 the average Qualified Occupancy for the Series was 93.9% and 95.9%, respectively. The series had a total of 22 properties at September 30, 1999. Out of the total 19 were at 100% Qualified Occupancy and 2 were in active lease-up. The series also had 1 property with multiple buildings some of which were in lease-up and some of which were under construction at September 30, 1999.

For the six months being reported Series 29 reflects a net loss from Operating Partnerships of $652,154. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $156,152. This is an interim period estimate; it is not indicative of the final year end results.

Series 30
---------
As of September 30, 1999 and 1998 the average Qualified Occupancy for the series was 92.3% and 72.5%, respectively. The series had a total of 20 properties at September 30, 1999. Out of the total 12 were at 100% Qualified Occupancy and 3 were in active lease-up. The series also had 4 properties that were under construction and 1 property with multiple buildings some of which were in lease-up and some of which were under construction at September 30, 1999.

For the six months being reported Series 30 reflects a net loss from Operating Partnerships of $83,614. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $168,295. This is an interim period estimate; it is not indicative of the final year end results.

Series 31
---------
As of September 30, 1999 and 1998 the average Qualified Occupancy for the series was 96.0% and 89.9%, respectively. The series had a total of 26 properties at September 30, 1999. Out of the total 21 were at 100% Qualified Occupancy and 5 were in active lease-up.

For the six months being reported Series 31 reflects a net loss from Operating Partnerships of $994,579. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss of $192,207. This is an interim period estimate; it is not indicative of the final year end results.

Series 32
---------
As of September 30, 1999 and 1998 the average Qualified Occupancy for the series was 76.6% and 88.0%, respectively. The series had a total of 16 properties at September 30, 1999. Out of the total 7 were at 100% Qualified Occupancy and 2 were in active lease-up. The series also had 5 properties


                                  14


that were under construction and 2 properties with multiple buildings some of which were in lease-up and some of which were under construction at September 30, 1999.

For the six months being reported Series 32 reflects positive operations from the Operating Partnerships of $65,822. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $315,673. This is an interim period estimate; it is not indicative of the final year end results.

Series 33
---------
As of September 30, 1999 the average Qualified Occupancy for the series was 70.4%. The Series had a total of 9 properties as of September 30, 1999. Out of the total 2 were at 100% Qualified Occupancy, and 1 was in active lease-up. The series also had 3 properties that were under construction and 3 properties with multiple buildings some of which were in lease-up and some of which were under construction at September 30, 1999. Since all of the properties acquired as of September 30, 1998 were under construction, there is no comparative information to report.

For the six months being reported Series 33 reflects positive operations from the Operating Partnerships of $134,859. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $420,356. This is an interim period estimate; it is not indicative of the final year end results.

Series 34
---------
As of September 30, 1999 the average Qualified Occupancy for the series was 70.3%. The Series had a total of 13 properties as of September 30, 1999. Out of the total 3 were at 100% qualified occupancy and 1 was in active lease-up. The series also had 7 properties which were under construction and 2 properties with multiple buildings some of which were in lease-up and some of which were under construction at September 30, 1999. Since all of the properties were acquired after September 30, 1998, there is no comparative information to report.

For the six months being reported Series 34 reflects a net loss from the Operating Partnerships of $20,543. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $6,209. This is an interim period estimate; it is not indicative of the final year end results.

Series 35
---------
The Series had a total of 10 properties as of September 30, 1999 all of which were under construction. Since all of the properties were acquired after September 30, 1998, there is no comparative information to report.

Series 36
---------
As of September 30, 1999 the average Qualified Occupancy for the series was 15.0%. The Series had a total of 5 properties as of September 30, 1999. Out of the total none were at 100% qualified occupancy and 2 were in active lease-

                                  14


up. The series also had 2 properties which was under construction and 1 property with multiple buildings some of which were in lease-up and some of which were under construction at September 30, 1999. Since all of the properties were acquired after September 30, 1998, there is no comparative information to report.


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




































                                     14




                    PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None

Item 2.     Changes in Securities

            None

Item 3.     Defaults upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            None

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

            None

(b) Reports on Form 8-K

Agreement of Limited Partnership of Southaven
Partners I, L.P. (incorporated by reference
                     from Registrants current report on form 8-K as filed with the Securities and Exchange
                     Commission on July 27, 1999.)

Agreement of Limited Partnership of Ahtens
Partners, L.P. (incorporated by reference from
                     Registrants current report on form 8-K as filed with the Securities and Exchange Commission on July 27, 1999.)











                                   147



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

                             BOSTON CAPITAL TAX CREDIT
                             FUND IV L.P.



                             By:  Boston Capital Associates IV L.P.




                             By:  C&M Associates d/b/a
                                    Boston Capital Associates



Date: November 19, 1999            By: /s/ John P. Manning
                                       -------------------
                                       John P. Manning,
                                       Partner & Principal Financial
                                       Officer




























                                     148