Form 10-Q
period 1999-12-31
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2000-02-22
CIK 913778

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  December 31, 1999
                                     ------------------
                                             or

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



                        QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED DECEMBER 31, 1999
              -----------------------------------------------


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

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................




















               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS





 							  December 31,          March 31,
                                                1999                1999
                                             (Unaudited)          (Audited)
                                             -----------          ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $390,270,397         $352,630,004


OTHER ASSETS
   Cash and cash equivalents                 14,765,213           14,152,267
   Investments                               36,223,228           47,977,925
   Notes receivable                          14,652,118           14,174,473
   Acquisition costs                         12,317,575            5,644,971
   Organization costs, net of
     accumulated amortization (Note B)                -              623,193
   Other assets                              27,065,454           21,298,752
                                            -----------          -----------

                                           $495,293,985         $456,501,585
                                            ===========          ===========

LIABILITIES

   Accounts payable & accrued
     expenses (Note C)                     $    970,410         $    411,758
   Accounts payable affiliates                6,682,693            5,280,848
   Capital contributions payable (Note D)    68,914,444           73,541,468
   Line of credit                                     -              200,000
                                            -----------          -----------

                                             76,567,547           79,434,074
                                            -----------          -----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS





                                            December 31,          March 31,
                                                1999                 1999
                                             (Unaudited)           (Audited)
                                             -----------           ---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest,
      $10 stated value per BAC; 65,000,000
      authorized BACs; 54,702,359 issued and
      outstanding as of December 31, 1999    419,130,577          377,341,887
   General Partner                              (631,133)            (501,370)
   Unrealized gain (loss) on securities
    available for sale, net                      226,994              226,994
                                             -----------           -----------

                                             418,726,438          377,067,511
                                             -----------          -----------

                                            $495,293,985         $456,501,585
                                             ===========          ===========



















       The accompanying notes are an integral part of these statements.

                    Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     Series 20
                                            ---------------------------
 							  December 31,     March 31,
                                                1999            1999
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $19,668,699      $20,817,668

OTHER ASSETS
   Cash and cash equivalents                   319,400          223,286
   Investments                                       -                -
   Notes receivable                                  -                -
   Acquisition costs                            95,556           98,235
   Organization costs, net of
     accumulated amortization (Note B)               -           10,607
   Other assets                                678,715          726,093
                                            ----------       ----------

                                           $20,762,370      $21,875,889
                                            ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $         -      $         -
   Accounts payable affiliates               1,616,400        1,331,964
   Capital contributions payable (Note D)      388,026          388,026
   Line of credit                                    -                -
                                            ----------       ----------

                                             2,004,426        1,719,990
                                            ----------       ----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                       Series 20
                                            ---------------------------
 						        December 31,      March 31,
                                                1999            1999
                                             (Unaudited)      (Audited)
                                             -----------      ---------

Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 3,866,700 issued and
      outstanding as of December 31, 1999   18,900,930       20,284,905
   General Partner                            (142,986)        (129,006)
   Unrealized gain (loss) on securities
    for sale, net                                    -                -
                                            ----------       ----------

                                            18,757,944       20,155,899
                                            ----------       ----------

                                           $20,762,370      $21,875,889
                                            ==========       ==========




















         The accompanying notes are an integral part of these statements.

                     Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                    Series 21
                                           ----------------------------
 							 December 31,      March 31,
                                               1999            1999
                                            (Unaudited)      (Audited)
                                            -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $ 7,115,694      $ 7,984,415

OTHER ASSETS
   Cash and cash equivalents                   297,948          204,141
   Investments                                 734,659          777,925
   Notes receivable                            641,542          641,542
   Acquisition costs                            52,266           53,731
   Organization costs, net of
     accumulated amortization (Note B)               -                -
   Other assets                                291,184          268,066
                                            ----------       ----------

                                           $ 9,133,292      $ 9,929,820
                                            ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $         -      $         -
   Accounts payable affiliates                 793,050          623,670
   Capital contributions payable (Note D)      709,193          709,193
   Line of credit                                    -                -
                                            ----------       ----------

                                             1,502,243        1,332,863
                                            ----------       ----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                          Series 21
                                                -----------------------------

 						           December 31,       March 31,
                                                   1999              1999
                                                (Unaudited)        (Audited)
                                                -----------        ---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 1,892,700 issued and
      outstanding as of December 31, 1999       7,711,249         8,667,497
   General Partner                                (85,697)          (76,038)
   Unrealized gain (loss) on securities
    for sale, net                                   5,498             5,498
                                               ----------        ----------

                                                7,631,050         8,596,957
                                               ----------        ----------

                                              $ 9,133,293       $ 9,929,820
                                               ==========        ==========





















         The accompanying notes are an integral part of these statements.

                     Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     Series 22
                                            ----------------------------

 						        December 31,      March 31,
                                                1999             1999
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $14,369,805      $14,961,440

OTHER ASSETS
   Cash and cash equivalents                   292,492          319,333
   Investments                                 290,002          272,533
   Notes receivable                            450,981          462,686
   Acquisition costs                           164,239          168,844
   Organization costs, net of
     accumulated amortization (Note B)               -            9,694
   Other assets                                164,320          165,466
                                            ----------       ----------

                                           $15,731,839      $16,359,996
                                            ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $         -      $         -
   Accounts payable affiliates                 982,499          791,555
   Capital contributions payable (Note D)      532,451          550,641
   Line of credit                                    -                -
                                            ----------       ----------

                                             1,514,950        1,342,196
                                            ----------      -----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series 22
                                                ----------------------------
                                               December 31,       March 31,
                                                   1999             1999
                                                (Unaudited)       (Audited)
                                                -----------       ---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 2,564,400 issued and
      outstanding as of December 31, 1999      14,291,895        15,084,797
  General Partner                                 (76,931)          (68,922)
   Unrealized gain (loss) on securities
    for sale, net                                   1,925             1,925
                                               ----------        ----------

                                               14,216,889        15,017,800
                                               ----------        ----------

                                              $15,731,839       $16,359,996
                                               ==========        ==========





















         The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     Series 23
                                             --------------------------
                                            December 31,      March 31,
                                                1999            1999
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $20,872,820      $21,681,096

OTHER ASSETS
   Cash and cash equivalents                   505,252          610,758
   Investments                                       -                -
   Notes receivable                            306,751          456,751
   Aquisition costs                            167,084          171,769
   Organization costs, net of
     accumulated amortization (Note B)               -           16,933
   Other assets                                378,455          393,309
                                            ----------       ----------

                                           $22,230,362      $23,330,616
                                            ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $         -      $         -
   Accounts payable affiliates                 593,353          413,155
   Capital contributions payable (Note D)      488,632          772,817
   Line of credit                                    -                -
                                            ----------       ----------

                                             1,081,985        1,185,972
                                            ----------       ----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series 23
                                                ---------------------------
                                               December 31,       March 31,
                                                   1999             1999
                                                (Unaudited)       (Audited)
                                                -----------       ---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 3,336,727 issued and
      outstanding as of December 31, 1999       21,221,740        22,208,044
   General Partner                                 (73,363)          (63,400)
   Unrealized gain (loss) on securities
    for sale, net                                        -                 -
                                                ----------        ----------

                                                21,148,377        22,144,644
                                                ----------        ----------

                                              $ 22,230,362       $23,330,616
                                                ==========        ==========





















        The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      Series 24
                                             --------------------------
 							   December 31,     March 31,
                                                1999             1999
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $12,912,932      $13,973,053

OTHER ASSETS
   Cash and cash equivalents                   267,910          304,564
   Investments                                 246,119          188,039
   Notes receivable                            534,342          551,210
   Acquisition costs                           272,972          280,602
   Organization costs, net of
     accumulated amortization (Note B)               -           19,470
   Other assets                                678,494          674,603
                                            ----------       ----------

                                           $14,912,769      $15,991,541
                                            ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $         -      $         -
   Accounts payable affiliates                 721,275          546,259
   Capital contributions payable (Note D)    1,269,494        1,285,736
   Line of credit                                    -                -
                                            ----------       ----------

                                             1,990,769        1,831,995
                                            ----------       ----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series 24
                                                ----------------------------
                                                December 31,      March 31,
                                                   1999              1999
                                                (Unaudited)        (Audited)
                                                -----------        ---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 2,169,878 issued and
      outstanding as of December 31, 1999       12,976,762        14,201,933
   General Partner                                 (56,091)          (43,716)
   Unrealized gain (loss) on securities
    for sale, net                                    1,329             1,329
                                                ----------        ----------

                                                12,922,000        14,159,546
                                                ----------        ----------

                                               $14,912,769       $15,991,541
                                                ==========        ==========




















         The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      Series 25
                                             --------------------------
                                            December 31,      March 31,
                                                1999            1999
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $19,698,230      $20,921,953

OTHER ASSETS
   Cash and cash equivalents                   521,039          660,000
   Investments                                 564,220          529,693
   Notes receivable                            523,193          551,221
   Acquisition costs                           274,141          281,804
   Organization costs, net of
     accumulated amortization (Note B)               -           18,354
   Other assets                              1,324,463        1,322,390
                                            ----------       ----------

                                           $22,905,286      $24,285,415
                                            ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                     $     1,476      $         -
   Accounts payable affiliates                 477,183          272,676
   Capital contributions payable (Note D)    2,521,114        2,704,223
   Line of credit                                    -                -
                                            ----------       ----------

                                             2,999,773        2,976,899
                                            ----------       ----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                          Series 25
                                                 ---------------------------
                                                December 31,       March 31,
                                                    1999             1999
                                                 (Unaudited)       (Audited)
                                                 -----------       ---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 3,026,109 issued and
      outstanding as of December 31, 1999       19,960,114       21,349,087
   General Partner                                 (58,427)         (44,397)
   Unrealized gain (loss) on securities
    for sale, net                                    3,826            3,826
                                                ----------       ----------

                                                19,905,513       21,308,516
                                                ----------       ----------

                                               $22,905,286      $24,285,415
                                                ==========       ==========




















         The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     Series 26
                                             --------------------------
                                            December 31,     March 31,
                                                1999            1999
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $29,372,117      $29,938,230

OTHER ASSETS
   Cash and cash equivalents                    329,272        1,190,003
   Investments                                  214,412          721,150
   Notes receivable                             583,670          653,909
   Acquisition costs                            464,430          475,012
   Organization costs, net of
     accumulated amortization (Note B)                -           42,595
   Other assets                               3,438,670        3,856,657
                                             ----------       ----------

                                            $34,402,571      $36,877,556
                                             ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $        90      $        90
   Accounts payable affiliates                  578,846          266,608
   Capital contributions payable (Note D)     3,749,226        5,548,536
   Line of credit                                     -                -
                                             ----------       ----------

                                              4,328,162        5,815,234
                                             ----------       ----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series 26
                                                ---------------------------
    	                                          December 31,     March 31,
                                                   1999            1999
                                                (Unaudited)      (Audited)
                                                -----------      ---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 3,995,900 issued and
      outstanding as of December 31, 1999      30,107,457        31,085,523
   General Partner                                (39,574)          (29,727)
   Unrealized gain (loss) on securities
    for sale, net                                   6,526             6,526
                                               ----------        ----------

                                               30,074,409        31,062,322
                                               ----------        ----------

                                              $34,402,571       $36,877,556
                                               ==========        ==========





















         The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     Series 27
                                             --------------------------
                                            December 31,     March 31,
                                                1999            1999
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $16,718,275      $16,996,406

OTHER ASSETS
   Cash and cash equivalents                    187,732        1,328,141
   Investments                                  619,616          140,982
   Notes receivable                              99,549          270,649
   Acquisition costs                            411,035          402,321
   Organization costs, net of
     accumulated amortization (Note B)                -           38,806
   Other assets                                 894,573        1,017,819
                                             ----------       ----------

                                            $18,930,780      $20,195,124
                                             ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $         -      $         -
   Accounts payable affiliates                  665,130          430,737
   Capital contributions payable (Note D)     1,063,169        1,645,618
   Line of credit                                     -                -
                                             ----------       ----------

                                              1,728,299        2,076,355
                                             ----------       ----------

               Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                      Series 27
                                             ---------------------------
                                            December 31,       March 31,
                                                1999              1999
                                             (Unaudited)        (Audited)
                                             -----------        ---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 2,460,700 issued and
      outstanding as of December 31, 1999      17,235,237        18,142,362
   General Partner                                (34,439)          (25,276)
   Unrealized gain (loss) on securities
    for sale, net                                   1,683             1,683
                                               ----------        ----------

                                               17,202,481        18,118,769
                                               ----------        ----------

                                              $18,930,780       $20,195,124
                                               ==========        ==========



















     The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     Series 28
                                             --------------------------
 							   December 31,     March 31,
                                                1999             1999
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $31,275,571      $32,194,655

OTHER ASSETS
   Cash and cash equivalents                  1,101,107          569,820
   Investments                                2,557,827        4,164,571
   Notes receivable                           1,477,458        1,477,458
   Acquisition costs                             90,762           70,092
   Organization costs, net of
     accumulated amortization (Note B)                -           55,896
   Other assets                                   6,569          205,606
                                             ----------       ----------

                                            $36,509,294      $38,738,098
                                             ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $         -      $         -
   Accounts payable affiliates                      350          256,148
   Capital contributions payable (Note D)     3,501,543        4,440,923
   Line of credit                                     -                -
                                             ----------       ----------

                                              3,501,893        4,697,071
                                             ----------       ----------

               Boston Capital Tax Credit Fund IV L.P.

                           BALANCE SHEETS


                                                      Series 28
                                             ----------------------------
 							   December 31,       March 31,
                                                1999              1999
                                             (Unaudited)        (Audited)
                                             -----------        ---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 4,000,738 issued and
      outstanding as of December 31, 1999      32,990,680        34,013,990
   General Partner                                (14,001)           (3,685)
   Unrealized gain (loss) on securities
    for sale, net                                  30,722            30,722
                                               ----------        ----------

                                               33,007,401        34,041,027
                                               ----------        ----------

                                              $36,509,294       $38,738,098
                                               ==========        ==========






















      The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      Series 29
                                             -------------------------
                                             December 31,   March 31,
                                                1999           1999
                                             (Unaudited)     (Audited)
                                             -----------     ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $29,938,592      $31,006,270

OTHER ASSETS
   Cash and cash equivalents                    400,951        1,066,404
   Investments                                2,934,225        5,250,347
   Notes receivable                             835,878          835,878
   Acquisition costs                             87,808           13,596
   Organization costs, net of
     accumulated amortization (Note B)                -           49,448
   Other assets                                  13,269           26,001
                                             ----------       ----------

                                            $34,210,723      $38,247,944
                                             ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $         -      $         -
   Accounts payable affiliates                    6,511            6,511
   Capital contributions payable (Note D)     2,993,522        5,800,186
   Line of credit                                     -                -
                                             ----------       ----------

                                              3,000,033        5,806,697
                                             ----------       ----------

                Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series 29
                                                ---------------------------
                                               December 31,     March 31,
                                                   1999            1999
                                                (Unaudited)      (Audited)
                                                -----------      ---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 3,991,800 issued and
      outstanding as of December 31, 1999      31,213,630        32,431,904
   General Partner                                (29,183)          (16,900)
   Unrealized gain (loss) on securities
    for sale, net                                  26,243            26,243
                                               ----------        ----------

                                               31,210,690        32,441,247
                                               ----------        ----------

                                              $34,210,723       $38,247,944
                                               ==========        ==========
























         The accompanying notes are an integral part of these statements.

                                     2


                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     Series 30
                             	              --------------------------
                                           December 31,      March 31,
                                               1999            1999
                                            (Unaudited)      (Audited)
                                            -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $21,067,591      $18,385,611

OTHER ASSETS
   Cash and cash equivalents                    371,995        1,339,143
   Investments                                2,395,786        5,366,697
   Notes receivable                              85,438        1,415,196
   Acquisition costs                            580,942          510,332
   Organization costs, net of
     accumulated amortization (Note B)                -           48,501
   Other assets                                 750,939          888,146
                                             ----------       ----------

                                            $25,252,691      $27,953,626
                                             ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $         -      $         -
   Accounts payable affiliates                    6,196            6,196
   Capital contributions payable (Note D)     2,771,697        5,188,387
   Line of credit                                     -                -
                                             ----------       ----------

                                              2,777,893        5,194,583
                                             ----------       ----------

                Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                         Series 30
                                                --------------------------
                                               December 31,      March 31,
                                                   1999            1999
                                                (Unaudited)      (Audited)
                                                -----------      ---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 2,651,000,
      issued and outstanding
      as of December 31, 1999                  22,452,485        22,733,909
General Partner                                    (2,557)              264
   Unrealized gain (loss) on securities
    for sale, net                                  24,870            24,870
                                               ----------        ----------

                                               22,474,798        22,759,043
                                               ----------        ----------

                                              $25,252,691       $27,953,626
                                               ==========        ==========



















         The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      Series 31
                             		         -------------------------
                                            December 31,    March 31,
                                                1999           1999
                                             (Unaudited)     (Audited)
                                             -----------     ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $34,567,303      $35,524,458

OTHER ASSETS
   Cash and cash equivalents                    902,530        1,294,456
   Investments                                3,342,721        5,366,127
   Notes receivable                           1,903,880        2,221,022
   Acquisition costs                                  -                -
   Organization costs, net of
     accumulated amortization (Note B)                -           51,385
   Other assets                                 828,880          974,611
                                             ----------       ----------

                                            $41,545,314      $45,432,059
                                             ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $     1,660      $     1,660
   Accounts payable affiliates                    1,390            1,390
   Capital contributions payable (Note D)     5,566,605        8,010,788
   Line of credit                                     -                -
                                             ----------       ----------

                                              5,569,655        8,013,838
                                             ----------       ----------

Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                        Series 31
                                                --------------------------
                                               December 31,    March 31,
                                                   1999           1999
                                                (Unaudited)     (Audited)
                                                -----------     ---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 4,417,857
      issued and outstanding
      as of December 31, 1999                  35,977,206        37,405,408
   General Partner                                (19,685)           (5,325)
   Unrealized gain (loss) on securities
    for sale, net                                  18,138            18,138
                                               ----------        ----------

                                               35,975,659        37,418,221
                                               ----------        ----------

                                              $41,545,314       $45,432,059
                                               ==========        ==========






















         The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                    Series 32
                             		        ---------------------------
                                            December 31,      March 31,
                                                1999            1999
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $39,140,354      $35,492,664

OTHER ASSETS
   Cash and cash equivalents                    900,231        1,625,906
   Investments                                3,449,841        9,246,829
   Notes receivable                             873,301        1,995,249
   Acquisition costs                            817,049          723,349
   Organization costs, net of
     accumulated amortization (Note B)                -           50,418
   Other assets                               2,830,445        1,970,512
                                             ----------       ----------

                                            $48,011,221      $51,104,927
                                             ==========       ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $         -      $         -
   Accounts payable affiliates                   59,560              103
   Capital contributions payable (Note D)     7,127,189       10,155,068
   Line of credit                                     -                -
                                             ----------       ----------

                                              7,186,749       10,155,171
                                             ----------       ----------

Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                        Series 32
                                                ---------------------------
                                               December 31,      March 31,
                                                   1999             1999
                                                (Unaudited)       (Audited)
                                                -----------       ---------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 4,754,198 issued and
      outstanding as of December 31, 1999      40,786,914        40,911,216
   General Partner                                  1,504             2,486
   Unrealized gain (loss) on securities
    for sale, net                                  36,054            36,054
                                               ----------        ----------

                                               40,824,472        40,949,756
                                               ----------        ----------

                                              $48,011,221       $51,104,927
                                               ==========        ==========



















         The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      Series 33
                             		         --------------------------
                                            December 31,     March 31,
                                                1999           1999
                                             (Unaudited)     (Audited)
                                             -----------     ----------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $21,759,705    $19,871,865

OTHER ASSETS
   Cash and cash equivalents                    930,742        685,857
   Investments                                2,969,479      5,892,859
   Notes receivable                                   -         46,280
   Acquisition costs                            730,482        668,353
   Organization costs, net of
     accumulated amortization (Note B)                -         83,770
   Other assets                                   5,843      1,078,560
                                             ----------     ----------

                                            $26,396,251    $28,327,544
                                             ==========     ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $         -    $         -
   Accounts payable affiliates                   35,137          6,443
   Capital contributions payable (Note D)     3,482,961      5,507,151
   Line of credit                                     -              -
                                             ----------     ----------

                                              3,518,098      5,513,594
                                             ----------     ----------

Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                        Series 33
                                               ----------------------------
                                               December 31,      March 31,
                                                  1999             1999
                                               (Unaudited)       (Audited)
                                               -----------       ----------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 2,636,533 issued and
      outstanding as of December 31, 1999      22,840,190 		22,776,691
   General Partner                                  2,645              1,941
   Unrealized gain (loss) on securities
    for sale, net                                  35,318             35,318
                                               ----------         ----------

                                               22,878,153         22,813,950
                                               ----------         ----------

                                              $26,396,251        $28,327,544
                                               ==========         ==========






















        The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      Series 34
                             		         --------------------------
                                             December 31,    March 31,
                                                1999           1999
                                             (Unaudited)     (Audited)
                                             -----------     ----------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $28,135,811    $22,247,242

OTHER ASSETS
   Cash and cash equivalents                  1,154,949      2,482,579
   Investments                                3,274,090      9,666,568
   Notes receivable                           2,794,888      1,678,562
   Acquisition costs                          1,148,646        904,527
   Organization costs, net of
     accumulated amortization (Note B)                -        110,441
   Other assets                               1,394,793      5,146,310
                                             ----------     ----------

                                            $37,903,177    $42,236,229
                                             ==========     ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $       493    $       493
   Accounts payable affiliates                   32,894         32,894
   Capital contributions payable (Note D)     7,917,987     12,032,400
   Line of credit                                     -              -
                                             ----------     ----------

                                              7,951,374     12,065,787
                                             ----------     ----------














                                     3


Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                        Series 34
                                               ----------------------------
                                              December 31,       March 31,
                                                  1999             1999
                                               (Unaudited)       (Audited)
                                               -----------       ----------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 3,529,319 respectively,
      issued and  outstanding as of
      December 31,1999                         29,919,758 		30,136,760
   General Partner                                 (1,238)               399
   Unrealized gain (loss) on securities
    for sale, net                                  33,283             33,283
                                               ----------         ----------

                                               29,951,803         30,170,442
                                               ----------         ----------

                                              $37,903,177        $42,236,229
                                               ==========         ==========






















        The accompanying notes are an integral part of these statements.

                                     3


                   Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      Series 35
                             		         --------------------------
                                             December 31,    March 31,
                                                1999           1999
                                             (Unaudited)     (Audited)
                                             -----------     ----------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $22,791,397    $10,632,978

OTHER ASSETS
   Cash and cash equivalents                  1,867,534        247,876
   Investments                                6,657,317        393,605
   Notes receivable                           1,240,000        916,860
   Acquisition costs                          3,292,805        822,404
   Organization costs, net of
     accumulated amortization (Note B)                -         16,875
   Other assets                               6,475,458      2,584,603
                                             ----------     ----------

                                            $42,324,511    $15,615,201
                                             ==========     ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                      $       224    $   409,515
   Accounts payable affiliates                   35,304        294,539
   Capital contributions payable (Note D)    14,110,182      8,801,775
   Line of credit                                     -        200,000
                                             ----------     ----------

                                             14,145,710      9,705,829
                                             ----------     ----------














                                     3


Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                        Series 35
                                               ----------------------------
                                              December 31,       March 31,
                                                  1999             1999
                                               (Unaudited)       (Audited)
                                               -----------       ----------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 3,300,463 respectively,
      issued and outstanding as of
      December 31,1999                         28,177,512 		 5,907,861
   General Partner                                   (290)               (68)
   Unrealized gain (loss) on securities
    for sale, net                                   1,579              1,579
                                               ----------         ----------

                                               28,178,801          5,909,372
                                               ----------         ----------

                                              $42,324,511        $15,615,201
                                               ==========         ==========






















        The accompanying notes are an integral part of these statements.

                                     3


Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     Series 36*
                             		               --------------
                                                   December 31,
                                                       1999
                                                    (Unaudited)
                                                    -----------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                            $13,409,868

OTHER ASSETS
   Cash and cash equivalents                            962,739
   Investments                                        4,521,735
  Notes receivable                                      925,636
   Acquisition costs                                  2,153,390
   Organization costs, net of
     accumulated amortization (Note B)                        -
   Other assets                                       2,846,814
                                                     ----------

                                                    $24,820,182
                                                     ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                              $         -
   Accounts payable affiliates                                -
   Capital contributions payable (Note D)             6,970,940
   Line of credit                                             -
                                                     ----------

                                                      6,970,940
                                                     ----------







*Series 36 did not commence operations until after March 31, 1999, therefore it does not have comparative information to report.






                                     3


Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                        Series 36*
                                                     ---------------
                                                       December 31,
                                                           1999
                                                       (Unaudited)
                                                       ------------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 2,107,337 respectively,
      issued and outstanding as of
      December 31, 1999                                 17,849,558
   General Partner                                            (316)

   Unrealized gain (loss) on securities
    for sale, net                                                -
                                                        ----------
                                                        17,849,242
                                                        ----------

                                                       $24,820,183
                                                        ==========


















*Series 36 did not commence operations until after March 31, 1999, therefore it does not have comparative information to report.


        The accompanying notes are an integral part of these statements.

                                     3

Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     Series 37*
                             		               --------------
                                                   December 31,
                                                       1999
                                                    (Unaudited)
                                                    -----------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                            $ 7,455,633

OTHER ASSETS
   Cash and cash equivalents                          3,451,390
   Investments                                        1,451,179
  Notes receivable                                    1,375,611
   Acquisition costs                                  1,513,968
   Organization costs, net of
     accumulated amortization (Note B)                        -
   Other assets                                       4,063,570
                                                     ----------

                                                    $19,311,351
                                                     ==========
LIABILITIES

   Accounts payable and accrued
     expenses (Note C)                              $   966,467
   Accounts payable affiliates                           77,615
   Capital contributions payable (Note D)             3,750,513
   Line of credit                                             -
                                                     ----------

                                                      4,794,595
                                                     ----------







*Series 37 did not commence operations until after March 31, 1999, therefore it does not have comparative information to report.






                                     3


Boston Capital Tax Credit Fund IV L.P.

                            BALANCE SHEETS


                                                        Series 37*
                                                     ---------------
                                                       December 31,
                                                           1999
                                                       (Unaudited)
                                                       ------------
Continued
---------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 1,674,800 respectively,
      issued and outstanding as of
      December 31, 1999                                 14,517,260
   General Partner                                            (504)
   Unrealized gain (loss) on securities
    for sale, net                                                -
                                                        ----------
                                                        14,516,756
                                                        ----------

                                                       $19,311,351
                                                        ==========


















*Series 37 did not commence operations until after March 31, 1999, therefore it does not have comparative information to report.


        The accompanying notes are an integral part of these statements.

                                     3


                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF OPERATIONS

Three Months Ended December 31,
           (Unaudited)



                                             1999         1998
                                             ----         ----

Income
  Interest income                       $   644,438   $ 1,407,964
  Other income                               82,019         1,800
                                         ----------    ----------

                                            726,457     1,409,764
                                         ----------    ----------

Share of income (loss) from
  Operating Partnerships                 (3,022,042)   (2,868,663)
                                         ----------    ----------

Expenses
  Professional fees                          46,701        64,307
  Fund management fee (Note C)            1,087,113       935,332
  Organization Costs                         69,968             -
  Amortization                               86,988        51,204
  General and administrative expenses       288,937       304,347
                                         ----------    ----------

                                          1,579,707     1,355,190
                                         ----------    ----------


  NET INCOME (LOSS)                     $(3,875,292)  $(2,814,089)
                                         ==========    ==========

Net income (loss) allocated to
  limited partners                      $(3,836,539)  $(2,785,948)
                                         ==========    ==========

Net income (loss) allocated to
  general partner                       $   (38,753)  $   (28,141)
                                         ==========    ==========

Net income (loss) per BAC               $     (1.22)  $     (1.03)
                                         ==========    ==========



       The accompanying notes are an integral part of these statements.

                                     39



              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                            (Unaudited)

                                                      Series 20
                                               -----------------------
                                                  1999          1998
                                                  ----          ----
Income
  Interest income                              $   1,417     $     573
  Other income                                       150             -
                                                --------      --------

                                                   1,567           573
                                                --------      --------

Share of income (loss) from Operating
  Partnerships                                  (315,522)     (375,475)
                                                --------      --------

Expenses
  Professional fees                                  131           274
  Fund management fee (Note C)                    88,812        94,773
  Organization Costs                                   -             -
  Amortization                                       893         5,821
  General and administrative expense               9,737         5,340
                                                --------      --------

                                                  99,573       106,208
                                                --------      --------


  NET INCOME (LOSS)                            $(413,528)    $(481,110)
                                                ========      ========

Net income (loss) allocated to
  limited  partners                            $(409,393)    $(476,299)
                                                ========      ========

Net income (loss) allocated to
  general partner                              $  (4,135)    $  (4,811)
                                                ========      ========

Net income (loss) per BAC                      $    (.11)    $    (.12)
                                                ========      ========




        The accompanying notes are an integral part of these statements.

                                     4


               Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                            (Unaudited)

                                                      Series 21
                                               -----------------------
                                                  1999          1998
                                                  ----          ----
Income
  Interest income                              $  17,057     $  13,030
  Other income                                         -             -
                                                --------      --------
                                                  17,057        13,030
                                                --------      --------

Share of income (loss) from Operating
  Partnerships                                  (277,579)     (352,062)
                                                --------      --------

Expenses
  Professional fees                                  903           946
  Fund management fee (Note C)                    34,460        53,960
  Organization Costs                                   -             -
  Amortization                                       488         3,044
  General and administrative expense               8,376         7,449
                                                --------      --------

                                                  44,227        65,399
                                                --------      --------


  NET INCOME (LOSS)                            $(304,749)    $(404,431)
                                                ========      ========

Net income (loss) allocated to
  limited  partners                            $(301,702)    $(400,387)
                                                ========      ========

Net income (loss) allocated to
  general partner                              $  (3,047)    $  (4,044)
                                                ========      ========

Net income (loss) per BAC                      $    (.16)    $    (.21)
                                                ========      ========





        The accompanying notes are an integral part of these statements.

                                     41


              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                            (Unaudited)

                                                      Series 22
                                               -----------------------
                                                  1999          1998
                                                  ----          ----
Income
  Interest income                              $   7,526     $   4,431
  Other income                                     3,900         1,800
                                                --------      --------

                                                  11,426         6,231
                                                --------      --------

Share of income (loss) from Operating
  Partnerships                                  (142,515)     (252,399)
                                                --------      --------

Expenses
  Professional fees                                  446         1,004
  Fund management fee (Note C)                    48,937        59,893
  Organization Costs                                   -             -
  Amortization                                     1,535         3,135
  General and administrative expense               8,446         6,051
                                                --------      --------

                                                  59,364        70,083
                                                --------      --------


  NET INCOME (LOSS)                            $(190,453)    $(316,251)
                                                ========      ========

Net income (loss) allocated to
  limited  partners                            $(188,548)    $(313,088)
                                                ========      ========

Net income (loss) allocated to
  general partner                              $  (1,905)    $  (3,163)
                                                ========      ========

Net income (loss) per BAC                      $    (.07)    $    (.12)
                                                ========      ========





        The accompanying notes are an integral part of these statements.

                                     4


              Boston Capital Tax Credit Fund IV L.P.

                     STATEMENTS OF OPERATIONS

                 Three Months Ended December 31,
                            (Unaudited)

                                                      Series 23
                                               -----------------------
                                                  1999          1998
                                                  ----          ----
Income
  Interest income                              $   2,997     $   1,077
  Other income                                     4,650             -
                                                --------      --------

                                                   7,647         1,077
                                                --------      --------

Share of income (loss) from Operating
  Partnerships                                  (268,190)     (296,477)
                                                --------      --------

Expenses
  Professional fees                                  141           243
  Fund management fee (Note C)                    42,313        53,502
  Organization Costs                                   -             -
  Amortization                                     1,562         3,268
  General and administrative expense               8,706         5,634
                                                --------      --------

                                                  52,722        62,647
                                                --------      --------


  NET INCOME (LOSS)                            $(313,265)    $(358,047)
                                                ========      ========

Net income (loss) allocated to
  limited  partners                            $(310,132)    $(354,467)
                                                ========      ========

Net income (loss) allocated to
  general partner                              $  (3,133)    $  (3,580)
                                                ========      ========

Net income (loss) per BAC                      $    (.09)    $    (.11)
                                                ========      ========



        The accompanying notes are an integral part of these statements.

                                     4


              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                            (Unaudited)

                                                      Series 24
                                               -----------------------
                                                  1999          1998
                                                  ----          ----
Income
  Interest income                              $   6,446     $  17,213
  Other income                                       150             -
                                                --------      --------

                                                   6,596        17,213
                                                --------      --------

Share of income (loss) from Operating
  Partnerships                                  (302,015)     (398,461)
                                                --------      --------

Expenses
  Professional fees                                  443         3,912
  Fund management fee (Note C)                    52,938        54,087
  Organization Costs                                   -             -
  Amortization                                     2,551         3,245
  General and administrative expense               6,628         5,188
                                                --------      --------

                                                  62,560        66,432
                                                --------      --------


  NET INCOME (LOSS)                            $(357,979)    $(447,680)
                                                ========      ========

Net income (loss) allocated to
  limited  partners                            $(354,399)    $(443,203)
                                                ========      ========

Net income (loss) allocated to
  general partner                              $  (3,580)    $  (4,477)
                                                ========      ========

Net income (loss) per BAC                      $    (.16)    $    (.20)
                                                ========      ========





        The accompanying notes are an integral part of these statements.

                                     44


               Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                            (Unaudited)

                                                      Series 25
                                               -----------------------
                                                  1999          1998
                                                  ----          ----
Income
  Interest income                              $   9,630     $  45,193
  Other income                                     5,831             -
                                                --------      --------

                                                  15,461        45,193
                                                --------      --------

Share of income (loss) from Operating
  Partnerships                                  (324,529)     (182,280)
                                                --------      --------

Expenses
  Professional fees                                  724         5,677
  Fund management fee (Note C)                    55,469        65,369
  Organization Costs                                   -             -
  Amortization                                     3,805         2,622
  General and administrative expense               9,999         7,804
                                                --------      --------

                                                  69,997        81,472
                                                --------      --------


  NET INCOME (LOSS)                            $(379,065)    $(218,559)
                                                ========      ========

Net income (loss) allocated to
  limited  partners                            $(375,274)    $(216,373)
                                                ========      ========

Net income (loss) allocated to
  general partner                              $  (3,791)    $  (2,186)
                                                ========      ========

Net income (loss) per BAC                      $    (.12)    $    (.07)
                                                ========      ========



        The accompanying notes are an integral part of these statements.

                                     45



              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                            (Unaudited)

                                                      Series 26
                                               -----------------------
                                                  1999          1998
                                                  ----          ----
Income
  Interest income                              $   6,490     $  48,806
  Other income                                         -             -
                                                --------      --------

                                                   6,490        48,806
                                                --------      --------

Share of income (loss) from Operating
  Partnerships                                  (197,955)     (313,494)
                                                --------      --------

Expenses
  Professional fees                                3,704            98
  Fund management fee (Note C)                    99,416        95,230
  Organization Costs                                   -             -
  Amortization                                     4,340         4,733
  General and administrative expense              10,909        18,848
                                                --------      --------

                                                 118,369       118,909
                                                --------      --------


  NET INCOME (LOSS)                            $(309,834)    $(383,597)
                                                ========      ========

Net income (loss) allocated to
  limited  partners                            $(306,736)    $(379,761)
                                                ========      ========

Net income (loss) allocated to
  general partner                              $  (3,098)    $  (3,836)
                                                ========      ========

Net income (loss) per BAC                      $    (.08)    $    (.10)
                                                ========      ========





        The accompanying notes are an integral part of these statements.

                                     4




                 Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                            (Unaudited)

                                                      Series 27
                                               -----------------------
                                                  1999          1998
                                                  ----          ----
Income
  Interest income                              $  15,197     $  18,808
  Other income                                         -             -
                                                --------      --------

                                                  15,197        18,808
                                                --------      --------

Share of income (loss) from Operating
  Partnerships                                  (188,887)     (194,781)
                                                --------      --------

Expenses
  Professional fees                                2,105         2,420
  Fund management fee (Note C)                    71,539        76,527
  Organization Cost                                    -             -
  Amortization                                         -         3,881
  General and administrative expense               8,812        10,641
                                                --------      --------

                                                  82,456        93,469
                                                --------      --------


  NET INCOME (LOSS)                            $(256,146)    $(269,442)
                                                ========      ========

Net income (loss) allocated to
  limited  partners                            $(253,585)    $(266,748)
                                                ========      ========

Net income (loss) allocated to
  general partner                              $  (2,561)    $  (2,694)
                                                ========      ========

Net income (loss) per BAC                      $    (.10)    $    (.11)
                                                ========      ========



        The accompanying notes are an integral part of these statements.

                                     4




                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Three Months Ended December 31,
                            (Unaudited)

                                                Series 28
                                        --------------------------
1999 1998
                                           ----           ----
 Income
  Interest income                      $  64,716      $ 147,223
  Other income                                 -              -
                                        --------       --------

                                          64,716        147,223
                                        --------       --------

Share of income (loss) from
  Operating Partnerships                (365,057)       (85,844)
                                        --------       --------

Expenses
  Professional fees                        3,322          6,614
  Fund management fee (Note C)            73,502         74,438
  Organization Costs                           -              -
  Amortization                                 -          5,081
  General and administrative expense      20,400         41,074
                                        --------       --------
                                          97,224        127,207
                                        --------       --------

  NET INCOME (LOSS)                    $(397,565)     $ (65,828)
                                        ========       ========

Net income (loss) allocated to
  limited  partners                    $(393,589)     $ (65,170)
                                        ========       ========

Net income (loss) allocated to
  general partner                      $  (3,976)     $    (658)
                                        ========       ========

Net income (loss) per BAC              $    (.10)     $    (.02)
                                        ========       ========




        The accompanying notes are an integral part of these statements.

                                     48





                 Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Three Months Ended December 31,
                            (Unaudited)

                                                Series 29
                                        --------------------------
                                           1999           1998
                                           ----           ----
Income
  Interest income                      $  38,352      $ 107,982
  Other income                                 -              -
                                        --------       --------

                                          38,352        107,982
                                        --------       --------

Share of income (loss) from
  Operating Partnerships                (346,631)       (46,603)
                                        --------       --------

Expenses
  Professional fees                        2,879          8,172
  Fund management fee (Note C)            84,894         75,609
  Organization Costs                           -              -
  Amortization                                 -          4,830
  General and administrative expense      21,499         36,515
                                        --------       --------
                                         109,272        125,126
                                        --------       --------

  NET INCOME (LOSS)                    $(417,551)     $ (63,747)
                                        ========       ========

Net income (loss) allocated to
  limited  partners                    $(413,375)     $ (63,110)
                                        ========       ========

Net income (loss) allocated to
  general partner                      $  (4,176)     $    (637)
                                        ========       ========

Net income (loss) per BAC              $    (.10)     $    (.02)
                                        ========       ========



        The accompanying notes are an integral part of these statements.

                                   49


                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Three Months Ended December 31,
                            (Unaudited)

                                                Series 30
                                         ------------------------
                                           1999            1998
                                           ----            ----
Income
  Interest income                      $  34,654       $ 102,508
  Other income                                 -               -
                                        --------        --------

                                          34,654         102,508
                                        --------        --------

Share of income (loss) from
  Operating Partnerships                 (65,130)        (86,374)
                                        --------        --------

Expenses
  Professional fees                        2,850           5,418
  Fund management fee (Note C)            56,526          43,413
  Organization Costs                           -               -
  Amortization                                 -           3,464
  General and administrative expense      16,907          30,009
                                        --------        --------
                                          76,283          82,304
                                        --------        --------

  NET INCOME (LOSS)                    $(106,759)      $ (66,170)
                                        ========        ========

Net income (loss) allocated to
  limited  partners                    $(105,691)      $ (65,508)
                                        ========        ========

Net income (loss) allocated to
  general partner                      $  (1,068)      $    (662)
                                        ========        ========

Net income (loss) per BAC              $    (.04)      $    (.02)
                                        ========        ========






        The accompanying notes are an integral part of these statements.

                                     5


                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                     Three Months Ended December 31,
                            (Unaudited)

                                                Series 31
                                        ------------------------
                                           1999            1998
                                           ----            ----
Income
  Interest income                       $  51,704      $ 526,213
  Other income                                  -              -
                                         --------       --------

                                           51,704        526,213
                                         --------       --------
Share of income (loss) from
  Operating Partnerships                 (195,983)      (111,635)
                                         --------       --------

Expenses
  Professional fees                         4,049          7,674
  Fund management fee (Note C)             92,874         66,132
  Organization Costs                            -              -
  Amortization                                  -          3,426
  General and administrative expense       21,541         15,257
                                         --------       --------
                                          118,464         92,489
                                         --------       --------

  NET INCOME (LOSS)                     $(262,743)     $ 322,089
                                         ========       ========

Net income (loss) allocated to
  limited  partners                     $(260,116)     $ 318,868
                                         ========       ========

Net income (loss) allocated to          $  (2,627)     $   3,221
  general partner                        ========       ========

Net income (loss) per BAC               $    (.06)     $     .07
                                         ========       ========








        The accompanying notes are an integral part of these statements.

                                    5


              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                            (Unaudited)

                                                    Series 32
                                            ---------------------------
                                               1999            1998
                                               ----            ----

Income
  Interest income                           $  51,982       $ 210,148

  Other income                                      -               -
                                             --------        --------

                                               51,982         210,148
                                             --------        --------

Share of income (loss) from Operating
  Partnerships                                (12,742)       (172,778)
                                             --------        --------

Expenses
  Professional fees                             4,039          10,336
  Fund management fee (Note C)                 88,684          82,651
  Organization Costs                                -               -
  Amortization                                      -               -
  General and administrative expense           25,288          51,119
                                              -------        --------

                                              118,011         144,106
                                             --------        --------


  NET INCOME (LOSS)                         $ (78,771)      $(106,736)
                                             ========        ========

Net income (loss) allocated to
  limited  partners                         $ (77,983)      $(105,669)
                                             ========        ========
Net income (loss) allocated to
  general partner                           $    (788)      $  (1,067)
                                             ========        ========

Net income (loss) per BAC                   $    (.02)      $    (.02)
                                             ========        ========



        The accompanying notes are an integral part of these statements.

                                     5

                Boston Capital Tax Credit Fund IV L.P.

                      STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                            (Unaudited)

                                                     Series 33
                                            --------------------------
                                               1999            1998
                                               ----            ----

Income
  Interest income                           $  50,428       $ 126,126
  Other income                                      -               -
                                             --------        --------

                                               50,428         126,126
                                             --------        --------

Share of income (loss) from Operating
  Partnerships                                 15,937               -
                                             --------        --------

Expenses
  Professional fees                             3,457          11,219
  Fund management fee (Note C)                 43,041          29,040
  Organization Costs                                -               -
  Amortization                                      -           4,654
  General and administrative expense           18,737          60,680
                                              -------        --------

                                               65,235         105,593
                                             --------        --------


  NET INCOME (LOSS)                         $   1,130      $   20,533
                                             ========        ========

Net income (loss) allocated to
  limited  partners                         $   1,119      $   20,328
                                             ========        ========
Net income (loss) allocated to
  general partner                           $      11      $      205
                                             ========        ========

Net income (loss) per BAC                   $       -      $      .01
                                             ========        ========



        The accompanying notes are an integral part of these statements.

                                     5



                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Three Months Ended December 31,
                            (Unaudited)

                                                     Series 34
      --------------------
                                                1999            1999
                                                ----            ----
Income
  Interest income                            $  67,204       $   38,633
  Other income                                       -                -
                                              --------        ---------

                                                67,204           38,633
                                              --------        ---------

Share of income (loss) from
  Operating Partnerships                        (2,897)               -
                                              --------        ---------
Expenses
  Professional fees                              4,286              300
  Fund management fee (Note C)                  77,956           10,708
  Organization Costs                                 -                -
  Amortization                                       -                -
  General and administrative expense            26,546            2,738
                                              --------        ---------

                                               108,788           13,746
                                              --------        ---------

  NET INCOME (LOSS)                          $ (44,481)      $   24,887
                                              ========        =========

Net income (loss) allocated to
  limited  partners                          $ (44,036)      $   24,638
                                              ========        =========

Net income (loss) allocated to               $    (445)      $      249
  general partner                             ========        =========

Net income (loss) per BAC                    $    (.01)      $      .01
                                              ========        =========





        The accompanying notes are an integral part of these statements.

                                    5

               Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Three Months Ended December 31,
                            (Unaudited)

                                              Series 35*     Series 36*
    ---------      ---------
                                                1999            1999
                                                ----            ----
Income
  Interest income                            $ 169,834       $   22,638
  Other income                                       -           67,338
                                              --------        ---------

                                               169,834           89,976
                                              --------        ---------

Share of income (loss) from
  Operating Partnerships                       (32,347)               -
                                              --------        ---------
Expenses
  Professional fees                              7,253            4,707
  Fund management fee (Note C)                  49,413           26,339
  Organization Costs                                 -           69,968
  Amortization                                       -                -
  General and administrative expense            43,379           19,542
                                              --------        ---------

                                               100,045          120,556
                                              --------        ---------

  NET INCOME (LOSS)                          $  37,442       $  (30,580)
                                              ========        =========

Net income (loss) allocated to
  limited  partners                          $  37,068       $  (30,274)
                                              ========        =========

Net income (loss) allocated to               $     374       $     (306)
  general partner                             ========        =========

Net income (loss) per BAC                    $     .01       $        -
                                              ========        =========





* Series 35 & 36 did not commence operations until after December 31, 1998 therefore they do not have comparative information to report.

        The accompanying notes are an integral part of these statements.

                                    5

                  Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                             (Unaudited)

                                              Series 37*
                                              ----------
                                                 1999
                                                ------
Income
  Interest income                             $  26,166
  Other income                                        -
                                               --------

                                                 26,166
                                               --------

Share of income (loss) from
  Operating Partnerships                              -
                                               --------
Expenses
  Professional fees                               1,262
  Fund management fee (Note C)                        -
  Organization Costs                             71,814
  Amortization                                        -
  General and administrative expense              3,485
                                               --------

                                                 76,561
                                               --------

  NET INCOME (LOSS)                           $ (50,395)
                                               ========

Net income (loss) allocated to
  limited  partners                           $ (49,891)
                                               ========

Net income (loss) allocated to                $    (504)
  general partner                              ========

Net income (loss) per BAC                     $       -
                                               ========





* Series 37 did not commence operations until after December 31, 1998, therefore it does not have comparative information to report.

        The accompanying notes are an integral part of these statements.

                                    5


Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF OPERATIONS

    Nine Months Ended December 31,
            (Unaudited)



                                             1999         1998
                                             ----         ----

Income
  Interest income                       $ 2,220,670   $ 3,652,728
  Other income                               98,003         3,300
                                         ----------    ----------

                                          2,318,673     3,656,028
                                         ----------    ----------

Share of income (loss) from
  Operating Partnerships                 (9,892,657)   (8,339,841)
                                         ----------    ----------

Expenses
  Professional fees                         506,069       487,701
  Fund management fee (Note C)            2,985,846     2,572,045
  Organization Costs                        870,257             -
  Amortization                               45,522       153,513
  General and administrative expenses       994,694     1,026,892
                                         ----------    ----------

                                          5,402,388     4,240,151
                                         ----------    ----------


  NET INCOME (LOSS)                    $(12,976,372)  $(8,923,964)
                                         ==========    ==========

Net income (loss) allocated to
  limited partners                     $(12,846,609)  $(8,834,724)
                                         ==========    ==========

Net income (loss) allocated to
  general partner                      $   (129,763)  $   (89,240)
                                         ==========    ==========

Net income (loss) per BAC              $      (4.14)  $     (3.15)
                                         ==========    ==========



       The accompanying notes are an integral part of these statements.

                                     57

               Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                            (Unaudited)

                                                      Series 20
                                               -----------------------
                                                  1999          1998
                                                  ----          ----
Income
  Interest income                            $    10,716   $     7,250
  Other income                                     6,900             -
                                                --------     ---------

                                                  17,616         7,250
                                                --------     ---------

Share of income (loss) from Operating
  Partnerships                                (1,129,855)   (1,494,659)
                                               ---------     ---------

Expenses
  Professional fees                               28,703        26,455
  Fund management fee (Note C)                   215,215       281,699
  Organization Costs                              10,607             -
  Amortization                                     2,679        17,464
  General and administrative expense              28,512        26,157
                                               ---------     ---------

                                                 285,716       351,775
                                               ---------     ---------


  NET INCOME (LOSS)                          $(1,397,955)  $(1,839,184)
                                               =========     =========

Net income (loss) allocated to
  limited  partners                          $(1,383,975)  $(1,820,792)
                                               =========     =========

Net income (loss) allocated to
  general partner                            $   (13,980)  $   (18,392)
                                               =========     =========

Net income (loss) per BAC                    $      (.36)  $      (.47)
                                               =========     =========





        The accompanying notes are an integral part of these statements.

                                     5


               Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                            (Unaudited)

                                                      Series 21
                                               -----------------------
                                                  1999          1998
                                                  ----          ----
Income
  Interest income                              $  47,634   $    51,161
  Other income                                         -             -
                                                --------      --------
                                                  47,634        51,161
                                                --------      --------

Share of income (loss) from Operating
  Partnerships                                  (845,579)     (886,699)
                                                --------      --------

Expenses
  Professional fees                               21,016        20,610
  Fund management fee (Note C)                   115,972       152,880
  Organization Costs                                   -             -
  Amortization                                     1,465        12,523
  General and administrative expense              29,509        31,251
                                                --------     ---------

                                                 167,962       217,264
                                                --------     ---------


  NET INCOME (LOSS)                            $(965,907)  $(1,052,802)
                                                ========     =========

Net income (loss) allocated to
  limited  partners                            $(956,248)  $(1,042,274)
                                                ========     =========

Net income (loss) allocated to
  general partner                              $  (9,659)  $   (10,528)
                                                ========      ========

Net income (loss) per BAC                      $    (.51)  $      (.55)
                                                ========      ========






        The accompanying notes are an integral part of these statements.

                                     59


              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                            (Unaudited)

                                                      Series 22
                                               -----------------------
                                                  1999          1998
                                                  ----          ----
Income
  Interest income                              $  18,946     $  20,470
  Other income                                     3,900         3,300
                                                --------      --------

                                                  22,846        23,770
                                                --------      --------

Share of income (loss) from Operating
  Partnerships                                  (589,242)     (584,894)
                                                --------      --------

Expenses
  Professional fees                               25,731        29,501
  Fund management fee (Note C)                   168,344       179,419
  Organization Costs                               9,694             -
  Amortization                                     4,605         9,404
  General and administrative expense              26,141        23,871
                                                --------      --------

                                                 234,515       242,195
                                                --------      --------


  NET INCOME (LOSS)                            $(800,911)    $(803,319)
                                                ========      ========

Net income (loss) allocated to
  limited  partners                            $(792,902)    $(795,286)
                                                ========      ========

Net income (loss) allocated to
  general partner                              $  (8,009)    $  (8,033)
                                                ========      ========

Net income (loss) per BAC                      $    (.31)    $    (.31)
                                                ========      ========





        The accompanying notes are an integral part of these statements.

                                     6

              Boston Capital Tax Credit Fund IV L.P.

                     STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                            (Unaudited)

                                                      Series 23
                                               -----------------------
                                                  1999          1998
                                                  ----          ----
Income
  Interest income                              $   7,658    $   12,055
  Other income                                     4,800             -
                                                --------     ---------

                                                  12,458        12,055
                                                --------     ---------

Share of income (loss) from Operating
  Partnerships                                  (800,696)     (805,710)
                                                --------     ---------

Expenses
  Professional fees                               21,965        25,357
  Fund management fee (Note C)                   138,715       171,884
  Organization Costs                              16,933             -
  Amortization                                     4,685         9,804
  General and administrative expense              25,731        25,138
                                                --------     ---------

                                                 208,029       232,183
                                                --------     ---------


  NET INCOME (LOSS)                            $(996,267)  $(1,025,838)
                                                ========     =========

Net income (loss) allocated to
  limited  partners                            $(986,304)  $(1,015,580)
                                                ========     =========

Net income (loss) allocated to
  general partner                              $  (9,963)  $   (10,258)
                                                ========     =========

Net income (loss) per BAC                      $    (.30)  $      (.30)
                                                ========     =========






        The accompanying notes are an integral part of these statements.

                                     6


              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                            (Unaudited)

                                                      Series 24
                                               -----------------------
                                                  1999          1998
                                                  ----          ----
Income
  Interest income                              $  15,344    $   26,956
  Other income                                       150             -
                                                --------     ---------

                                                  15,494        26,956
                                                --------     ---------

Share of income (loss) from Operating
  Partnerships                                (1,046,111)   (1,105,845)
                                               ---------     ---------

Expenses
  Professional fees                               23,575        29,874
  Fund management fee (Note C)                   131,758       151,661
  Organization Costs                              19,470             -
  Amortization                                     7,653         9,735
  General and administrative expense              24,473        20,558
                                               ---------     ---------

                                                 206,929       211,828
                                               ---------     ---------


  NET INCOME (LOSS)                          $(1,237,546)  $(1,290,717)
                                               =========     =========

Net income (loss) allocated to
  limited  partners                          $(1,225,171)  $(1,277,810)
                                               =========     =========

Net income (loss) allocated to
  general partner                            $   (12,375)  $   (12,907)
                                               =========     =========

Net income (loss) per BAC                    $      (.56)  $      (.59)
                                               =========     =========





        The accompanying notes are an integral part of these statements.

                                     62


               Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                            (Unaudited)

                                                      Series 25
                                               -----------------------
                                                  1999          1998
                                                  ----          ----
Income
  Interest income                             $   35,047    $   78,889
  Other income                                     5,831             -
                                               ---------     ---------

                                                  40,878        78,889
                                               ---------     ---------

Share of income (loss) from Operating
  Partnerships                                (1,189,932)   (1,016,771)
                                               ---------     ---------

Expenses
  Professional fees                               24,516        33,960
  Fund management fee (Note C)                   167,457       202,207
  Organization Costs                              18,354             -
  Amortization                                    11,414         7,866
  General and administrative expense              32,208        35,162
                                               ---------     ---------

                                                 253,949       279,195
                                               ---------     ---------


  NET INCOME (LOSS)                          $(1,403,003)  $(1,217,077)
                                               =========     =========

Net income (loss) allocated to
  limited  partners                          $(1,388,973)  $(1,204,906)
                                               =========     =========

Net income (loss) allocated to
  general partner                            $   (14,030)  $   (12,171)
                                               =========     =========

Net income (loss) per BAC                    $      (.46)  $      (.40)
                                               =========     =========



        The accompanying notes are an integral part of these statements.

                                     63



              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                            (Unaudited)

                                                      Series 26
                                               -----------------------
                                                  1999          1998
                                                  ----          ----
Income
  Interest income                            $    51,921    $  220,304
  Other income                                         -             -
                                               ---------     ---------

                                                  51,921       220,304
                                               ---------     ---------

Share of income (loss) from Operating
  Partnerships                                  (632,062)     (953,193)
                                               ---------     ---------

Expenses
  Professional fees                               41,942        47,174
  Fund management fee (Note C)                   265,522       263,890
  Organization Costs                              42,595             -
  Amortization                                    13,021        14,198
  General and administrative expense              41,447        90,064
                                               ---------     ---------

                                                 404,527       415,326
                                               ---------     ---------


  NET INCOME (LOSS)                          $  (984,668)  $(1,148,215)
                                               =========     =========

Net income (loss) allocated to
  limited  partners                          $  (974,821)  $(1,136,733)
                                               =========     =========

Net income (loss) allocated to
  general partner                            $    (9,847)  $   (11,482)
                                               =========     =========

Net income (loss) per BAC                    $      (.24)  $      (.28)
                                               =========     =========





        The accompanying notes are an integral part of these statements.

                                     6




                 Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                            (Unaudited)

                                                      Series 27
                                               -----------------------
                                                  1999          1998
                                                  ----          ----
Income
  Interest income                              $  26,904     $  88,114
  Other income                                         -             -
                                                --------      --------

                                                  26,904        88,114
                                                --------      --------

Share of income (loss) from Operating
  Partnerships                                  (646,553)     (510,501)
                                                --------      --------

Expenses
  Professional fees                               22,059        27,855
  Fund management fee (Note C)                   210,293       225,883
  Organization Cost                               38,806             -
  Amortization                                         -        11,642
  General and administrative expense              25,481        43,362
                                                --------      --------

                                                 296,639       308,742
                                                --------      --------


  NET INCOME (LOSS)                            $(916,288)    $(731,129)
                                                ========      ========

Net income (loss) allocated to
  limited  partners                            $(907,125)    $(723,818)
                                                ========      ========

Net income (loss) allocated to
  general partner                              $  (9,163)    $  (7,311)
                                                ========      ========

Net income (loss) per BAC                      $    (.37)    $    (.29)
                                                ========      ========



        The accompanying notes are an integral part of these statements.

                                     6




                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                             (Unaudited)

                                                Series 28
                                        --------------------------
                                           1999           1998
                                           ----           ----
 Income
  Interest income                      $ 204,693      $ 552,514
  Other income                                 -              -
                                        --------       --------

                                         204,693        552,514
                                        --------       --------

Share of income (loss) from
  Operating Partnerships                (838,127)      (218,675)
                                        --------       --------

Expenses
  Professional fees                       37,572         54,244
  Fund management fee (Note C)           220,228        214,592
  Organization Costs                      55,896              -
  Amortization                                 -         15,244
  General and administrative expense      84,519        168,231
                                        --------       --------
                                         398,215        452,311
                                        --------       --------

  NET INCOME (LOSS)                  $(1,031,649)     $(118,472)
                                       =========       ========

Net income (loss) allocated to
  limited  partners                  $(1,021,333)     $(117,287)
                                       =========       ========

Net income (loss) allocated to
  general partner                    $   (10,316)     $  (1,185)
                                       =========       ========

Net income (loss) per BAC            $      (.26)     $    (.03)
                                       =========       ========




        The accompanying notes are an integral part of these statements.

                                     66





                 Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                             (Unaudited)

                                                Series 29
                                        --------------------------
                                           1999           1998
                                           ----           ----
Income
  Interest income                     $  161,458      $ 463,253
  Other income                                 -              -
                                       ---------       --------

                                         161,458        463,253
                                       ---------       --------

Share of income (loss) from
  Operating Partnerships                (992,263)      (248,072)
                                       ---------       --------

Expenses
  Professional fees                       36,213         50,671
  Fund management fee (Note C)           234,098        214,043
  Organization Costs                      49,448              -
  Amortization                                 -         11,411
  General and administrative expense      77,736        125,436
                                       ---------       --------
                                         397,495        401,561
                                       ---------       --------

  NET INCOME (LOSS)                  $(1,228,300)     $(186,380)
                                       =========       ========

Net income (loss) allocated to
  limited  partners                  $(1,216,017)     $(184,516)
                                       =========       ========

Net income (loss) allocated to
  general partner                    $   (12,283)     $  (1,864)
                                       =========       ========

Net income (loss) per BAC            $      (.30)     $    (.05)
                                       =========       ========



        The accompanying notes are an integral part of these statements.

                                   67


                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                            (Unaudited)

                                                Series 30
                                         ------------------------
                                           1999            1998
                                           ----            ----
Income
  Interest income                      $ 158,891       $ 376,174
  Other income                                 -               -
                                        --------        --------

                                         158,891         376,174
                                        --------        --------

Share of income (loss) from
  Operating Partnerships                (147,908)        (52,592)
                                        --------        --------

Expenses
  Professional fees                       35,083          36,610
  Fund management fee (Note C)           142,565         108,809
  Organization Costs                      48,501               -
  Amortization                                 -          10,394
  General and administrative expense      66,958          95,922
                                        --------        --------
                                         293,107         251,735
                                        --------        --------

  NET INCOME (LOSS)                    $(282,124)      $  71,847
                                        ========        ========

Net income (loss) allocated to
  limited  partners                    $(279,303)      $  71,129
                                        ========        ========

Net income (loss) allocated to
  general partner                      $  (2,821)      $     718
                                        ========        ========

Net income (loss) per BAC              $    (.11)      $     .03
                                        ========        ========






        The accompanying notes are an integral part of these statements.

                                     6


                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                     Nine Months Ended December 31,
                            (Unaudited)

                                                Series 31
                                        ------------------------
                                           1999            1998
                                           ----            ----
Income
  Interest income                     $   181,962    $ 1,043,288
  Other income                                  -              -
                                        ---------      ---------

                                          181,962      1,043,288
                                        ---------      ---------
Share of income (loss) from
  Operating Partnerships               (1,180,616)      (268,005)
                                        ---------      ---------

Expenses
  Professional fees                        39,580         57,990
  Fund management fee (Note C)            275,472        192,894
  Organization Costs                       51,385              -
  Amortization                                  -         10,277
  General and administrative               70,916        114,655
                                        ---------      ---------
                                          437,353        375,816
                                        ---------      ---------

  NET INCOME (LOSS)                   $(1,436,007)    $  399,467
                                        =========      =========

Net income (loss) allocated to
  limited  partners                   $(1,421,647)    $  395,472
                                        =========      =========

Net income (loss) allocated to        $   (14,360)    $    3,995
  general partner                       =========      =========

Net income (loss) per BAC             $      (.32)    $      .09
                                        =========      =========








        The accompanying notes are an integral part of these statements.

                                    6


              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                            (Unaudited)

                                                    Series 32
                                            ---------------------------
                                               1999            1998
                                               ----            ----

Income
  Interest income                           $ 281,294       $ 529,946

  Other income                                      -               -
                                             --------        --------

                                              281,294         529,946
                                             --------        --------

Share of income (loss) from Operating
  Partnerships                                 52,422        (194,225)
                                             --------        --------

Expenses
  Professional fees                            37,630          35,881
  Fund management fee (Note C)                241,797         168,350
  Organization Costs                           50,418               -
  Amortization                                      -           8,897
  General and administrative expense          102,118         136,658
                                              -------        --------

                                              431,963         349,786
                                             --------        --------


  NET INCOME (LOSS)                         $ (98,247)      $ (14,065)
                                             ========        ========

Net income (loss) allocated to
  limited  partners                         $ (97,265)      $ (13,924)
                                             ========        ========
Net income (loss) allocated to
  general partner                           $    (982)      $    (141)
                                             ========        ========

Net income (loss) per BAC                   $    (.02)      $       -
                                             ========        ========



        The accompanying notes are an integral part of these statements.

                                     70

                Boston Capital Tax Credit Fund IV L.P.

                      STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                            (Unaudited)

                                                   Series 33
                                            ------------------------
                                               1999            1998
                                               ----            ----

Income
  Interest income                           $ 247,318      $  143,721
  Other income                                      -               -
                                             --------        --------

                                              247,318         143,721
                                             --------        --------

Share of income (loss) from Operating
  Partnerships                                149,447               -
                                             --------        --------

Expenses
  Professional fees                            29,217          11,219
  Fund management fee (Note C)                126,290          33,126
  Organization Costs                           83,770               -
  Amortization                                      -           4,654
  General and administrative expense           87,131          73,633
                                              -------        --------

                                              326,408         122,632
                                             --------        --------


  NET INCOME (LOSS)                         $  70,357      $   21,089
                                             ========        ========

Net income (loss) allocated to
  limited  partners                         $  69,653      $   20,878
                                             ========        ========
Net income (loss) allocated to
  general partner                           $     704      $      211
                                             ========        ========

Net income (loss) per BAC                   $     .03      $      .01
                                             ========        ========



        The accompanying notes are an integral part of these statements.

                                     7

                 Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                            (Unaudited)

                                                     Series 34
                                                --------------------
                                                1999            1999
                                                ----            ----
Income
  Interest income                            $ 312,399       $   38,633
  Other income                                       -                -
                                              --------        ---------

                                               312,399           38,633
                                              --------        ---------

Share of income (loss) from
  Operating Partnerships                       (23,235)               -
                                              --------        ---------
Expenses
  Professional fees                             39,549              300
  Fund management fee (Note C)                 193,271           10,708
  Organization Costs                           110,441                -
  Amortization                                       -                -
  General and administrative expense           109,569           16,794
                                              --------        ---------

                                               452,830           27,802
                                              --------        ---------

  NET INCOME (LOSS)                          $(163,666)      $   10,831
                                              ========        =========

Net income (loss) allocated to
  limited  partners                          $(162,029)      $   10,723
                                              ========        =========

Net income (loss) allocated to               $  (1,637)      $      108
  general partner                             ========        =========

Net income (loss) per BAC                    $    (.05)      $        -
                                              ========        =========






        The accompanying notes are an integral part of these statements.

                                    7

               Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Nine Months Ended December 31,
                            (Unaudited)

                                             Series 35*      Series 36*
                                             ----------      ----------
                                                1999            1999
                                                ----            ----
Income
  Interest income                            $ 398,489       $   33,830
  Other income                                       -           76,422
                                              --------        ---------

                                               398,489          110,252
                                              --------        ---------

Share of income (loss) from
  Operating Partnerships                       (32,347)               -
                                              --------        ---------
Expenses
  Professional fees                             31,079            9,377
  Fund management fee (Note C)                 112,510           26,339
  Organization Costs                           122,157           69,968
  Amortization                                       -                -
  General and administrative expense           122,621           36,139
                                              --------        ---------

                                               388,367          141,823
                                              --------        ---------

  NET INCOME (LOSS)                          $ (22,225)      $  (31,571)
                                              ========        =========

Net income (loss) allocated to
  limited  partners                          $ (22,003)      $  (31,255)
                                              ========        =========

Net income (loss) allocated to               $    (222)      $     (316)
  general partner                             ========        =========

Net income (loss) per BAC                    $    (.01)      $        -
                                              ========        =========





* Series 35 and 36 did not commence operations until after December 31, 1998, therefore it does not have comparative information to report.

        The accompanying notes are an integral part of these statements.

                                    7


                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                             (Unaudited)

                                              Series 37*
                                              ----------
                                                 1999
                                                ------
Income
  Interest income                             $  26,166
  Other income                                        -
                                               --------

                                                 26,166
                                               --------

Share of income (loss) from
  Operating Partnerships                              -
                                               --------
Expenses
  Professional fees                               1,262
  Fund management fee (Note C)                        -
  Organization Costs                             71,814
  Amortization                                        -
  General and administrative expense              3,485
                                               --------

                                                 76,561
                                               --------

  NET INCOME (LOSS)                           $ (50,395)
                                               ========

Net income (loss) allocated to
  limited  partners                           $ (49,891)
                                               ========

Net income (loss) allocated to                $    (504)
  general partner                              ========

Net income (loss) per BAC                     $       -
                                               ========





* Series 37 did not commence operations until after December 31, 1998, therefore it does not have comparative information to report.

        The accompanying notes are an integral part of these statements.

                                    7



                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                    Nine Months Ended December 31, 1999
                                (Unaudited)


                                                 Accumulated
                                                   or other
                                     General    comprehensive
                      Assignees      Partner       income        Total
                      ---------      -------    --------------    -----


Partners' capital
  (deficit),
  April 1, 1999     $377,341,887    $(501,370)     $226,994    $377,067,511

Capital contribu-
  tions               63,779,000            -             -      63,779,000

Selling commissions
  and registration
  costs               (9,143,701)           -             -      (9,143,701)
Net income (loss)    (12,846,609)    (129,763)                  (12,976,372)
                     -----------     --------       -------      -----------
Partners' capital
  (deficit),
  December 31, 1999
                    $419,130,577    $(631,133)     $226,994    $418,726,438
                     ===========     ========       =======     ===========



















       The accompanying notes are an integral part of these statements.

                     Boston Capital Tax Credit Fund IV L.P.
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                        Nine Months Ended December 31, 1999
                                 (Unaudited)

                                                 Accumulated
                                                   or other
                                     General    comprehensive
                      Assignees      Partner       income        Total
                      ---------      -------    --------------   -----
Series 20
--------
Partners' capital
  (deficit),
  April 1, 1999      $20,284,905     $(129,006)    $      -    $20,155,899

Capital contribu-
  tions                        -             -            -              -

Selling commissions
  and registration
  costs                        -             -            -              -

Net income (loss)     (1,383,975)      (13,980)           -     (1,397,955)
                      ----------      --------      -------      ----------
Partners' capital
  (deficit),
December 31, 1999    $18,900,930     $(142,986)    $      -    $18,757,944
                      ==========      ========      =======     ==========

Series 21
--------
Partners' capital
  (deficit),
  April 1, 1999      $ 8,667,497     $ (76,038)    $  5,498    $ 8,596,957

Capital contribu-
  tions                        -             -            -              -

Selling commissions
  and registration
  costs                        -             -            -              -

Net income (loss)       (956,248)       (9,659)           -       (965,907)
                      ----------      --------     --------     ----------
Partners' capital
  (deficit),
December 31, 1999    $ 7,711,249     $ (85,697)   $   5,498    $ 7,631,050
                      ==========      ========     ========     ==========


       The accompanying notes are an integral part of these statements.

                                     7


                   Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Nine Months Ended December 31, 1999
                                 (Unaudited)

                                                 Accumulated
                                                   or other
                                     General    comprehensive
                      Assignees      Partner       income        Total
                      ---------      -------    --------------    -----
Series 22
--------
Partners' capital
  (deficit),
  April 1, 1999      $15,084,797     $ (68,922)   $  1,925     $15,017,800

Capital contribu-
  tions                        -             -           -               -

Selling commissions
  and registration
  costs                        -             -           -               -

Net income (loss)       (792,902)       (8,009)          -        (800,911)
                      ----------      --------      ------      ----------
Partners' capital
  (deficit),
December 31, 1999    $14,291,895     $ (76,931)   $  1,925     $14,216,889
                      ==========      ========     =======      ==========

Series 23
--------
Partners' capital
  (deficit),
  April 1, 1999      $22,208,044     $ (63,400)   $      -     $22,144,644

Capital contribu-
  tions                        -             -           -               -

Selling commissions
  and registration
  costs                        -             -           -               -

Net income (loss)       (986,304)       (9,963)          -        (996,267)
                      ----------      --------      -------      ----------
Partners' capital
  (deficit),
December 31, 1999    $21,221,740     $ (73,363)   $      -     $21,148,377
                      ==========      ========     =======      ==========


             The accompanying notes are an integral part of these statements

                   Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Nine Months Ended December 31, 1999
                                 (Unaudited)

                                                 Accumulated
                                                   or other
                                     General    comprehensive
                      Assignees      Partner       income       Total
                      ---------      -------    --------------   -----
Series 24
--------
Partners' capital
  (deficit),
  April 1, 1999      $14,201,933    $  (43,716)    $ 1,329    $14,159,546

Capital contribu-
  tions                        -             -           -              -

Selling commissions
  and registration
  costs                        -             -           -              -

Net income (loss)     (1,225,171)      (12,375)          -     (1,237,546)
                      ----------      --------     -------      ----------
Partners' capital
  (deficit),
December 31, 1999    $12,976,762     $ (56,091)   $  1,329    $12,922,000
                      ==========      ========     =======     ==========

Series 25
--------
Partners' capital
  (deficit),
  April 1, 1999      $21,349,087     $ (44,397)   $  3,826    $21,308,516

Capital contribu-
  tions                        -             -           -              -

Selling commissions
  and registration
  costs                        -             -           -              -

Net income (loss)     (1,388,973)      (14,030)          -     (1,403,003)
                      ----------      --------     -------      ----------
Partners' capital
  (deficit),
December 31, 1999    $19,960,114     $ (58,427)   $  3,826    $19,905,513
                      ==========      ========     =======     ==========


      The accompanying notes are an integral part of these statements.

                                     7


                    Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Nine Months Ended December 31, 1999
                                 (Unaudited)

                                                  Accumulated
                                                   or other
                                     General     comprehensive
                      Assignees      Partner        income       Total
                      ---------      -------     -------------    -----
Series 26
--------
Partners' capital
  (deficit),
  April 1, 1999      $31,085,523    $(29,727)      $ 6,526    $31,062,322

Capital contribu-
  tions                        -           -             -              -

Selling commissions
  and registration
  costs                   (3,245)          -             -         (3,245)

Net income (loss)       (974,821)     (9,847)            -       (984,668)
                      ----------     -------       -------      ----------
Partners' capital
  (deficit),
December 31, 1999    $30,107,457   $ (39,574)     $  6,526    $30,074,409
                      ==========     =======       =======     ==========

Series 27
--------
Partners' capital
  (deficit),
  April 1, 1999      $18,142,362   $ (25,276)     $  1,683    $18,118,769

Capital contribu-
  tions                        -           -             -              -

Selling commissions
  and registration
  costs                        -           -             -              -

Net income (loss)       (907,125)     (9,163)            -       (916,288)
                       ---------     -------       -------     ----------
Partners' capital
  (deficit),
December 31, 1999    $17,235,237    $(34,439)     $  1,683    $17,202,481
                      ==========     =======       =======     ==========


       The accompanying notes are an integral part of these statements.

                    Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Nine Months Ended December 31, 1999
                                 (Unaudited)

                                                 Accumulated
                                                   or other
                                     General    comprehensive
                      Assignees      Partner       income        Total
                      ---------      -------    -------------     -----
Series 28
--------
Partners' capital
  (deficit),
  April 1, 1999      $34,013,990     $(3,685)     $ 30,722    $34,041,027

Capital contribu-
  tions                        -           -             -              -

Selling commissions
  and registration
  costs                   (1,977)          -             -        (1,977)

Net income (loss)     (1,021,333)    (10,316)            -    (1,031,649)
                      ----------      ------       -------    ----------
Partners' capital
  (deficit),
December 31, 1999    $32,990,680    $(14,001)     $ 30,722   $33,007,401
                      ==========      ======       =======    ==========


Series 29
--------
Partners' capital
  (deficit),
  April 1, 1999      $32,431,904    $(16,900)     $ 26,243   $32,441,247

Capital contribu-
  tions                        -           -             -             -

Selling commissions
  and registration
  costs                   (2,257)          -             -        (2,257)

Net income (loss)     (1,216,017)    (12,283)            -    (1,228,300)
                      ----------      ------       -------     ----------
Partners' capital
  (deficit),
December 31, 1999    $31,213,630    $(29,183)     $ 26,243   $31,210,690
                      ==========      ======       =======    ==========

     The accompanying notes are an integral part of these statements.

                                    8


                   Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                    Nine Months Ended December 31, 1999
                                 (Unaudited)

                                                 Accumulated
                                                   or other
                                     General    comprehensive
                      Assignees      Partner       income        Total
                      ---------      -------    -------------     -----
Series 30
--------
Partners' capital
  (deficit),
  April 1, 1999      $22,733,909     $   264      $ 24,870     $22,759,043

Capital contribu-
  tions                        -           -             -               -

Selling commissions
  and registration
  costs                   (2,121)          -             -          (2,121)

Net income (loss)       (279,303)     (2,821)            -        (282,124)
                      ----------      ------       -------      ----------
Partners' capital
  (deficit),
December 31, 1999    $22,452,485     $(2,557)     $ 24,870     $22,474,798
                      ==========      ======       =======      ==========


Series 31
--------
Partners' capital
  (deficit),
  April 1, 1999     $37,405,408     $(5,325)      $ 18,138     $37,418,221

Capital contribu-
  tions                       -           -              -               -

Selling commissions
  and registration
  costs                  (6,555)          -              -          (6,555)

Net income (loss)    (1,421,647)    (14,360)             -      (1,436,007)
                     ----------      ------        -------       ----------
Partners' capital
  (deficit),
December 31, 1999   $35,977,206    $(19,685)      $ 18,138    $ 35,975,659
                     ==========     =======        =======      ==========

         The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Nine Months Ended December 31, 1999
                                 (Unaudited)

                                                  Accumulated
                                                   or other
                                     General     comprehensive
                      Assignees      Partner        income      Total
                      ---------      -------      ------------   -----
Series 32
--------
Partners' capital
  (deficit),
  April 1, 1999      $40,911,216     $ 2,486     $  36,054     $40,949,756

Capital contribu-
  tions                        -           -             -               -

Selling commissions
  and registration
  costs                  (27,037)          -             -         (27,037)

Net income (loss)        (97,265)       (982)            -         (98,247)
                      ----------      ------       -------      ----------
Partners' capital
  (deficit),
December 31, 1999    $40,786,914     $ 1,504      $ 36,054     $40,824,472
                      ==========      ======       =======      ==========

Series 33
--------
Partners' capital
  (deficit),
  April 1, 1999      $22,776,691     $ 1,941      $ 35,318     $22,813,950

Capital contribu-
  tions                        -           -             -               -

Selling commissions
  and registration
  costs                   (6,154)          -             -          (6,154)

Net income (loss)         69,653         704             -          70,357
                      ----------      ------       -------      ----------
Partners' capital
  (deficit),
December 31, 1999    $22,840,190     $ 2,645      $ 35,318     $22,878,153
                      ==========      ======       =======      ==========


        The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Nine Months Ended December 31, 1999
                                 (Unaudited)

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

Capital contribu-
  tions

Selling commissions
  and registration
  costs                  (54,973)          -             -           (54,973)

Net income (loss)       (162,029)     (1,637)            -          (163,666)
                      ----------      ------        -------        ----------
Partners' capital
  (deficit),
December 31, 1999    $29,919,758     $(1,238)    $  33,283       $29,951,803
                      ==========      ======       =======        ==========
Series 35
--------
Partners' capital
  (deficit),
  April 1, 1999      $ 5,907,861     $   (68)    $   1,579       $ 5,909,372

Capital contribu-     25,962,625           -             -        25,962,625
tions

Selling commissions
  and registration
  costs               (3,670,971)          -             -        (3,670,971)

Net income (loss)        (22,003)       (222)            -           (22,225)
                      ----------      ------        -------        ----------
Partners' capital
  (deficit),
December 31, 1999    $28,177,512     $  (290)    $   1,579       $28,178,801
                      ==========      ======       =======        ==========





Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Nine Months Ended December 31, 1999
                                 (Unaudited)

                                                 Accumulated
                                                  or other
                                     General    comprehensive
                      Assignees      Partner       income       Total
                      ---------      -------    --------------   -----
Series 36
--------
Partners' capital
  (deficit),
  April 1, 1999      $         -     $     -     $       -      $          -

Capital contribu-
  tions               21,068,375           -             -        21,068,375

Selling commissions
  and registration
  costs               (3,187,562)          -             -        (3,187,562)

Net income (loss)        (31,255)       (316)            -           (31,571)
                       ----------      ------       -------        ----------
Partners' capital
  (deficit),
December 31, 1999    $17,849,558     $  (316)     $      -       $17,849,242
                      ==========      ======       =======        ==========

Series 37
--------
Partners' capital
  (deficit),
  April 1, 1999      $         -     $     -     $       -      $          -

Capital contribu-
  tions               16,748,000           -             -        16,748,000

Selling commissions
  and registration
  costs               (2,180,849)          -             -        (2,180,849)

Net income (loss)        (49,891)       (504)            -           (50,395)
                       ----------      ------       -------        ----------
Partners' capital
  (deficit),
December 31, 1999    $14,517,260     $  (504)     $      -       $14,516,756
                      ==========      ======       =======        ==========

                                       8


Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                                (Unaudited)



                                               1999           1998
                                               ----           ----
Cash flows from operating activities:
    Net income (loss)                    $(12,976,372)   $(8,923,964)
    Adjustments
       Amortization                            45,522        153,513
       Distributions from
         Operating Partnerships                66,440         (3,757)
       Share of loss from Operating
         Partnerships                       9,892,657      8,339,841
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                   623,193       (184,755)
       (Decrease) Increase in accounts
         payable and accrued expenses         387,346     (4,730,180)
       Decrease (Increase) in prepaid
         expenses                                   -              -
       Decrease (Increase) in accounts
         receivable                        (5,716,247)    (7,040,907)
       (Decrease) Increase in accounts
         payable affiliates                 1,373,154      1,318,536
                                          -----------    -----------
         Net cash (used in) provided by
           operating activities            (6,304,307)   (11,071,673)
                                          -----------    -----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to be acquired                      (7,111,994)    (9,162,807)
     Capital contributions paid to
       Operating Partnerships             (51,819,305)   (70,186,183)
     Advances to Operating Partnerships      (477,645)     1,278,651
     Investments                           11,754,698     20,998,537
                                          -----------    -----------
         Net cash (used in) provided by
           investing activities           (47,654,246)   (57,071,802)
                                          -----------    -----------







                                    8


                    Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Nine Months Ended December 31,
                                (Unaudited)

                                                1999          1998
                                                ----          ----
Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid     (9,143,701)   (12,455,701)
     Capital contributions received        63,715,200     85,484,000
         Net cash (used in) provided by   -----------    -----------
           financing activities            54,571,499     73,028,299
                                          -----------    -----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                   612,946      4,884,824


Cash and cash equivalents, beginning       14,152,267      4,193,020
                                          -----------    -----------

Cash and cash equivalents, ending        $ 14,765,213   $  9,077,844
                                          ===========    ===========

Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships          $ 20,231,450   $ 39,601,340
                                          ===========    ===========
















      The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                                (Unaudited)

                                                   Series 20
                                          ---------------------------
                                               1999           1998
                                               ----           ----
Cash flows from operating activities:
    Net income (loss)                     $(1,397,955)   $(1,839,184)
    Adjustments
       Amortization                             2,679         17,464
       Distributions from
         Operating Partnerships                18,595          5,220
       Share of loss from Operating
          Partnerships                      1,129,855      1,494,659
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                    10,607              -
       (Decrease) Increase in accounts
         payable and accrued expenses               -              -
       Decrease (Increase ) in prepaid
         expenses                                   -              -
       Decrease (Increase) in accounts
         receivable                            47,897       (197,797)
       (Decrease) Increase in accounts
         payable affiliates                   284,436        284,319
                                           ----------     ----------
         Net cash (used in) provided by
           operating activities                96,114       (235,319)
                                           ----------     ----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   -              -
     Capital contributions paid to
       Operating Partnerships                       -       (170,307)
     Advances to Operating Partnerships             -              -
     Investments                                    -        373,276
                                           ----------     ----------
         Net cash (used in) provided by
           investing activities                     -        202,969
                                           ----------     ----------

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                                (Unaudited)

                                                     Series 20
                                          ----------------------------
                                             1999              1998
                                             ----              ----
Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -                -
     Capital contributions received                 -                -
        Net cash (used in) provided by     ----------       ----------
           financing activities                     -                -
                                           ----------       ----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                    96,114          (32,350)


Cash and cash equivalents, beginning          223,286          198,679
                                           ----------       ----------

Cash and cash equivalents, ending         $   319,400      $   166,329
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

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                                (Unaudited)

                                                   Series 21
                                          --------------------------
                                               1999           1998
                                               ----           ----
Cash flows from operating activities:
    Net income (loss)                      $(965,907)    $(1,052,802)
    Adjustments
       Amortization                            1,465          12,523
       Distributions from
         Operating Partnerships                  436         (18,335)
       Share of loss from Operating
         Partnerships                        845,579         886,699
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                        -               -
       (Decrease) Increase in accounts
         payable and accrued expenses              -               -
       Decrease (Increase ) in prepaid
         expenses                                  -               -
       Decrease (Increase) in accounts
         receivable                             (412)          2,035
       (Decrease) Increase in accounts
         payable affiliates                  169,380         169,380
                                          ----------      ----------
         Net cash (used in) provided by
           operating activities               50,541            (500)
                                          ----------      ----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                  -               -
     Capital contributions paid to
       Operating Partnerships                      -         (11,209)
     Advances to Operating Partnerships            -               -
     Investments                              43,266         157,215
                                          ----------      ----------
         Net cash (used in) provided by
           investing activities               43,266         146,006
                                          ----------      ----------

                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Nine Months Ended December 31,
                                (Unaudited)

                                                     Series 21
                                           -------------------------
                                                1999           1998
                                                ----           ----
Continued
---------
Cash flows from financing activities:
     Sales and registration costs paid              -              -
     Capital contributions received                 -              -
         Net cash (used in) provided by    ----------     ----------
           financing activities                     -              -
                                           ----------     ----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                    93,807        145,506


Cash and cash equivalents, beginning          204,141        171,025
                                           ----------     ----------

Cash and cash equivalents, ending         $   297,948   $    316,531
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

                Boston Capital Tax Credit Fund IV L.P

                         STATEMENTS OF CASH FLOWS

                       Nine Months Ended December 31,
                                (Unaudited)

                                                   Series 22
                                          --------------------------
                                               1999           1998
                                               ----           ----
Cash flows from operating activities:
    Net income (loss)                     $  (800,911)   $  (803,319)
    Adjustments
       Amortization                             4,605          9,404
       Distributions from
         Operating Partnerships                 3,768          3,340
       Share of loss from Operating
          Partnerships                        589,242        584,894
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                     9,694              -
       (Decrease) Increase in accounts
         payable and accrued expenses               -              -
       Decrease (Increase ) in prepaid
         expenses                                   -              -
       Decrease (Increase) in accounts
         receivable                              (229)       241,637
       (Decrease) Increase in accounts
         payable affiliates                   190,944        185,680
                                           ----------     ----------
         Net cash (used in) provided by
           operating activities                (2,887)       221,636
                                           ----------     ----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   -         (1,286)
     Capital contributions paid to
       Operating Partnerships                 (18,190)    (1,216,550)
     Advances to Operating Partnerships        11,705        978,059
     Investments                              (17,469)        92,558
                                           ----------     ----------
         Net cash (used in) provided by
           investing activities               (23,954)      (147,219)
                                           ----------     ----------

                Boston Capital Tax Credit Fund IV L.P

                         STATEMENTS OF CASH FLOWS

                       Nine Months Ended December 31,
                                (Unaudited)

                                                  Series 22
                                          ---------------------------
                                               1999            1998
                                               ----            ----

Continued
---------
Cash flows from financing activities:
     Sales and registration costs paid              -              -
     Capital contributions received                 -              -
         Net cash (used in) provided by    ----------      ---------
           financing activities                     -              -
                                           ----------      ---------
         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                   (26,841)        74,417


Cash and cash equivalents, beginning          319,333         99,260
                                           ----------     ----------

Cash and cash equivalents, ending         $   292,492    $   173,677
                                           ==========     ==========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $         -    $   240,990
                                           ==========     ==========















       The accompanying notes are an integral part of these statements.

                                     9


                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                                (Unaudited)

                                                   Series 23
                                          --------------------------
                                               1999           1998
                                               ----           ----
Cash flows from operating activities:
    Net income (loss)                     $  (996,267)   $(1,025,838)
    Adjustments
       Amortization                             4,685          9,804
       Distributions from
         Operating Partnerships                   333            349
       Share of loss from Operating
          Partnerships                        800,696        805,710
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                    16,933              -
       (Decrease) Increase in accounts
         payable and accrued expenses               -              -
       Decrease (Increase ) in prepaid
         expenses                                   -              -
       Decrease (Increase) in accounts
         receivable                            12,063         83,862
       (Decrease) Increase in accounts
         payable affiliates                   180,198        180,198
                                           ----------     ----------
         Net cash (used in) provided by
           operating activities                18,641         54,085
                                           ----------     ----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   -         (5,073)
     Capital contributions paid to
       Operating Partnerships                (274,147)    (1,249,895)
     Advances to Operating Partnerships       150,000      1,264,641
     Investments                                    -        582,680
                                           ----------     ----------
         Net cash (used in) provided by
           investing activities              (124,147)       592,353
                                           ----------     ----------






                                     9


                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                                (Unaudited)

                                                  Series 23
                                         ----------------------------
                                             1999            1998
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -              -
     Capital contributions received                 -              -

         Net cash (used in) provided by    ----------     ----------
           financing activities                     -              -
                                           ----------     ----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                  (105,506)       646,438


Cash and cash equivalents, beginning          610,758         75,562
                                           ----------     ----------

Cash and cash equivalents, ending         $   505,252    $   722,000
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

                                     94


                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Nine Months Ended December 31,
                                (Unaudited)

                                                   Series 24
                                          --------------------------
                                               1999           1998
                                               ----           ----
Cash flows from operating activities:
    Net income (loss)                     $(1,237,546)   $(1,290,717)
    Adjustments
       Amortization                             7,653          9,735
       Distributions from
         Operating Partnerships                14,010            351
       Share of loss from Operating
          Partnerships                      1,046,111      1,105,845
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                    19,470              -
       (Decrease) Increase in accounts
         payable and accrued expenses               -        (27,000)
       Decrease (Increase ) in prepaid
         expenses                                   -              -
       Decrease (Increase) in accounts
         receivable                            (3,891)       137,913
       (Decrease) Increase in accounts
         payable affiliates                   175,016        174,859
                                           ----------     ----------
         Net cash (used in) provided by
           operating activities                20,823        110,986
                                           ----------     ----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                 (23)        (3,912)
     Capital contributions paid to
       Operating Partnerships                 (16,242)      (145,877)
     Advances to Operating Partnerships        16,868        227,448
     Investments                              (58,080)        (3,650)
                                           ----------     ----------
         Net cash (used in) provided by
           investing activities               (57,477)        74,009
                                           ----------     ----------






                                     95


                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                                (Unaudited)

                                                  Series 24
                                         ----------------------------
                                             1999            1998
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -              -
     Capital contributions received                 -              -
         Net cash (used in) provided by    ----------     ----------
           financing activities                     -              -
                                           ----------     ----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                   (36,654)       184,995


Cash and cash equivalents, beginning          304,564        275,033
                                           ----------     ----------

Cash and cash equivalents, ending         $   267,910    $   460,028
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

                                    9


                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                                (Unaudited)


                                                   Series 25
                                          --------------------------
                                               1999           1998
                                               ----           ----
Cash flows from operating activities:
    Net income (loss)                     $(1,403,003)   $(1,217,077)
    Adjustments
       Amortization                            11,414          7,866
       Distributions from
         Operating Partnerships                 5,293            144
       Share of loss from Operating
          Partnerships                      1,189,932      1,016,771
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                    18,354              -
       (Decrease) Increase in accounts
         payable and accrued expenses           1,476              -
       Decrease (Increase ) in prepaid
         expenses                                   -              -
       Decrease (Increase) in accounts
         receivable                            (2,072)       360,112
       (Decrease) Increase in accounts
         payable affiliates                   204,507        204,507
                                           ----------     ----------
         Net cash (used in) provided by
           operating activities                25,901        372,323
                                           ----------     ----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                 (23)        (4,152)
     Capital contributions paid to
       Operating Partnerships                (158,340)      (561,655)
     Advances to Operating Partnerships        28,028        213,000
     Investments                              (34,527)       428,069
                                           ----------     ----------
         Net cash (used in) provided by
           investing activities              (164,862)        75,262
                                           ----------     ----------






                                    97


                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Nine Months Ended December 31,
                                (Unaudited)

                                                  Series 25
                                         ----------------------------
                                             1999            1998
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -              -
     Capital contributions received                 -              -
         Net cash (used in) provided by    ----------     ----------
           financing activities                     -              -
                                           ----------     ----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                  (138,961)       447,585


Cash and cash equivalents, beginning          660,000        173,979
                                           ----------     ----------

Cash and cash equivalents, ending         $   521,039    $   621,564
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

                                    9


                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                (Unaudited)


                                                   Series 26
                                          --------------------------
                                               1999           1998
                                               ----           ----
Cash flows from operating activities:
    Net income (loss)                      $  (984,668)  $(1,148,215)
    Adjustments
       Amortization                             13,021        14,198
       Distributions from
         Operating Partnerships                 15,446         5,174
       Share of (income) loss from
         Operating Partnerships                632,062       953,193
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                     42,595             -
       (Decrease) Increase in accounts
         payable and accrued expenses                -             7
       Decrease (Increase ) in prepaid
         expenses                                    -             -
       Decrease (Increase) in accounts
         receivable                            417,987      (474,581)
       (Decrease) Increase in accounts
         payable affiliates                    312,241       293,480
                                            ----------    ----------
         Net cash (used in) provided by
           operating activities                448,684      (356,744)
                                            ----------    ----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                               (2,439)      (58,613)
     Capital contributions paid to
       Operating Partnerships               (1,816,908)   (3,268,101)
     Advances to Operating Partnerships         70,239       417,278
     Investments                               506,738     3,420,804
                                            ----------   -----------
         Net cash (used in) provided by
           investing activities             (1,242,370)      511,368
                                            ----------   -----------

                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Nine Months Ended December 31,
                                (Unaudited)

                                                  Series 26
                                         ----------------------------
                                             1999            1998
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid         (3,245)             -
     Capital contributions received           (63,800)             -
         Net cash (used in) provided by    ----------     ----------
           financing activities               (67,045)             -
                                           ----------     ----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                  (860,731)       154,624


Cash and cash equivalents, beginning        1,190,003        105,301
                                           ----------     ----------

Cash and cash equivalents, ending         $   329,272    $   259,925
                                           ==========     ==========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $         -    $ 1,012,726
                                           ==========     ==========













       The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Nine Months Ended December 31,
                                (Unaudited)


                                                   Series 27
                                          --------------------------
                                               1999           1998
                                               ----           ----
Cash flows from operating activities:
    Net income (loss)                     $  (916,288)   $  (731,129)
    Adjustments
       Amortization                                 -         11,642
       Distributions from
         Operating Partnerships                 2,872              -
       Share of (income) loss from
         Operating Partnerships               646,553        510,501
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                    38,806              -
       (Decrease) Increase in accounts
         payable and accrued expenses               -              -
       Decrease (Increase) in prepaid
         expenses                                   -              -
       Decrease (Increase) in accounts
         receivable                           154,642        343,466
       (Decrease) Increase in accounts
         payable affiliates                   234,393        228,883
                                           ----------     ----------
         Net cash (used in) provided by
           operating activities               160,978        363,363
                                           ----------     ----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                              (8,714)       (29,329)
     Capital contributions paid to
       Operating Partnerships                (985,139)    (1,520,913)
     Advances to Operating Partnerships       171,100        307,390
     Investments                             (478,634)     1,536,051
                                           ----------    -----------
         Net cash (used in) provided by
           investing activities            (1,301,387)       293,199
                                           ----------    -----------

                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                                (Unaudited)

                                                  Series 27
                                         ----------------------------
                                             1999            1998
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -              -
     Capital contributions received                 -              -
         Net cash (used in) provided by    ----------     ----------
           financing activities                     -              -
                                           ----------     ----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                (1,140,409)       656,562


Cash and cash equivalents, beginning        1,328,141        258,292
                                           ----------     ----------

Cash and cash equivalents, ending         $   187,732    $   914,854
                                           ==========     ==========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $   152,592    $    62,674
                                           ==========     ==========














       The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Nine Months Ended December 31,
                                (Unaudited)

                                                          Series 28
                                                  -------------------------
                                                     1999           1998
                                                     ----           ----
Cash flows from operating activities:
    Net income (loss)                            $(1,031,649)    $ (118,472)
    Adjustments
       Amortization                                        -         15,244
       Distributions from
         Operating Partnerships                          921              -
       Share of (income) loss from
         Operating Partnerships                      838,127        218,675
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                           55,896              -
       (Decrease) Increase in accounts
         payable and accrued expenses                      -              -
       Decrease (Increase ) in prepaid
         expenses                                          -              -
       Decrease (Increase) in accounts
         receivable                                  199,037       (464,160)
       (Decrease) Increase in accounts
         payable affiliates                         (255,798)             -
                                                  ----------    -----------
         Net cash (used in) provided by
           operating activities                     (193,466)      (348,713)
                                                  ----------    -----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                    (20,670)      (111,017)
 Capital contributions paid to
       Operating Partnerships                       (859,344)    (4,006,017)
     Advances to Operating Partnerships                    -     (2,714,442)
     Investments                                   1,606,744      7,246,558
                                                  ----------    -----------
         Net cash (used in) provided by
           investing activities                      726,730        415,082
                                                  ----------    -----------

                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                              (Unaudited)


                                                          Series 28
                                                  --------------------------
                                                     1999             1998
                                                     ----             ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid                 (1,977)        (6,276)
     Capital contributions received                         -              -
         Net cash (used in) provided by            ----------    -----------
           financing activities                        (1,977)        (6,276)
                                                   ----------    -----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                           531,287         60,093


Cash and cash equivalents, beginning                  569,820        483,635
                                                   ----------    -----------

Cash and cash equivalents, ending                $  1,101,107   $    543,728
                                                   ==========    ===========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships                  $          -   $  5,146,859
                                                   ==========    ===========










       The accompanying notes are an integral part of these statements.

                                     10


                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Nine Months Ended December 31,
                                (Unaudited)

                                                         Series 29
                                             ------------------------------
                                                  1999              1998
                                                  ----              ----
Cash flows from operating activities:
    Net income (loss)                        $(1,228,300)       $  (186,380)
    Adjustments
       Amortization                                    -             11,411
       Distributions from
         Operating Partnerships                        -                  -
       Share of (income) loss from
         Operating Partnerships                  992,263            248,072
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                       49,448                  -
       (Decrease) Increase in accounts
         payable and accrued expenses                  -                  -
       Decrease (Increase ) in prepaid
         expenses                                      -                  -
       Decrease (Increase) in accounts
         receivable                               12,732          2,249,468
       (Decrease) Increase in accounts
         payable affiliates                            -                  -
                                              ----------        -----------
         Net cash (used in) provided by
           operating activities                 (173,857)         2,322,571
                                              ----------        -----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                (74,212)           (95,285)
     Capital contributions paid to
       Operating Partnerships                 (2,731,249)        (7,991,753)
     Advances to Operating Partnerships                -             34,944
     Investments                               2,316,122          6,440,034
                                              ----------        -----------
         Net cash (used in) provided by
           investing activities                 (489,339)        (1,612,060)
                                              ----------        -----------







                                     10



                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                              (Unaudited)


                                                          Series 29
                                                ----------------------------
                                                    1999              1998
                                                    ----              ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid             (2,257)          (106,097)
     Capital contributions received                     -                  -
         Net cash (used in) provided by         ---------        -----------
           financing activities                    (2,257)          (106,097)
                                                ---------        -----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                      (665,453)           604,414


Cash and cash equivalents, beginning            1,066,404            305,731
                                              -----------        -----------

Cash and cash equivalents, ending            $    400,951       $    910,145
                                              ===========        ===========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships              $          -       $  1,424,002
                                              ===========        ===========









       The accompanying notes are an integral part of these statements.

                                    106


                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Nine Months Ended December 31,
                                (Unaudited)

                                                          Series 30
                                               ----------------------------
                                                    1999            1998
                                                    ----            ----
Cash flows from operating activities:
    Net income (loss)                          $   (282,124)   $    71,847
    Adjustments
       Amortization                                       -         10,394
       Distributions from
        Operating Partnerships                        4,322              -
       Share of (income) loss from
        Operating Partnerships                      147,908         52,592
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                          48,501              -
       (Decrease) Increase in accounts
         payable and accrued expenses                     -              -
       Decrease (Increase ) in prepaid
         expenses                                         -              -
       Decrease (Increase) in accounts
         receivable                                 137,207      2,610,669
       (Decrease) Increase in accounts
         payable affiliates                               -              -
                                                -----------   ------------
         Net cash (used in) provided by
           operating activities                      55,814      2,745,502
                                                -----------   ------------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   (70,611)      (146,483)
     Capital contributions paid to
       Operating Partnerships                    (5,250,899)    (7,221,610)
     Advances to Operating Partnerships           1,329,758        112,500
     Investments                                  2,970,911      4,523,573
                                                -----------   ------------
         Net cash (used in) provided by
           investing activities                  (1,020,841)    (2,732,020)
                                                -----------   ------------







                                     107


                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                              (Unaudited)


                                                          Series 30
                                                 ---------------------------
                                                    1999             1998
                                                    ----             ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid                (2,121)       (70,132)
     Capital contributions received                        -              -
         Net cash (used in) provided by          -----------      ----------
           financing activities                       (2,121)       (70,132)
                                                 -----------      ----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                         (967,148)       (56,650)


Cash and cash equivalents, beginning               1,339,143      1,162,518
                                                 -----------     ----------

Cash and cash equivalents, ending               $    371,995     $1,105,868
                                                 ===========     ==========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships                 $    893,425     $1,573,190
                                                 ===========     ==========












       The accompanying notes are an integral part of these statements.

                                     108



                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Nine Months Ended December 31,
                                (Unaudited)

                                                          Series 31
                                               ---------------------------
                                                    1999            1998
                                                    ----            ----
Cash flows from operating activities:
    Net income (loss)                          $ (1,436,007)    $  399,467
Adjustments
       Amortization                                       -         10,277
       Distributions from
        Operating Partnerships                          444              -
       Share of (income) loss from
        Operating Partnerships                    1,180,616        268,005
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                          51,385              -
       (Decrease) Increase in accounts
         payable and accrued expenses                     -        (25,699)
       Decrease (Increase ) in prepaid
         expenses                                         -              -
       Decrease (Increase) in accounts
         receivable                                 145,731       (213,127)
       (Decrease) Increase in accounts
         payable affiliates                               -       (399,995)
                                                -----------   ------------
         Net cash (used in) provided by
           operating activities                     (57,831)        38,928
                                                -----------   ------------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   (32,417)      (161,019)
     Capital contributions paid to
       Operating Partnerships                    (2,635,672)   (12,847,456)
     Advances to Operating Partnerships             317,142      2,369,507
     Investments                                  2,023,407     10,658,509
                                                -----------   ------------
         Net cash (used in) provided by
           investing activities                    (327,540)        19,541
                                                -----------   ------------







                                     10


                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                              (Unaudited)


                                                          Series 31
                                                 ---------------------------
                                                    1999             1998
                                                    ----             ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid                (6,555)      (124,175)
     Capital contributions received                        -              -
         Net cash (used in) provided by          -----------     ----------
           financing activities                       (6,555)      (124,175)
                                                 -----------     ----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                         (391,926)       (65,706)


Cash and cash equivalents, beginning               1,294,456        811,235
                                                 -----------     ----------

Cash and cash equivalents, ending               $    902,530    $   745,529
                                                 ===========     ==========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships                 $          -    $ 3,856,963
                                                 ===========     ==========












       The accompanying notes are an integral part of these statements.

                                    11


                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                                (Unaudited)

                                                          Series 32
                                                 ----------------------------
                                                    1999              1998
                                                   ------            ------
Cash flows from operating activities:
    Net income (loss)                          $    (98,247)      $   (14,065)
    Adjustments
       Amortization                                       -             8,897
       Distributions from
         Operating Partnerships                           -                 -
       Share of (income) loss from
          Operating Partnerships                    (52,422)          194,225
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                          50,418                 -
       (Decrease) Increase in accounts
         payable and accrued expenses                     -        (5,431,488)
       Decrease (Increase ) in prepaid
         expenses                                         -                 -
       Decrease (Increase) in accounts
         receivable                                (859,933)        1,046,736
       (Decrease) Increase in accounts
         payable affiliates                          59,457           (90,995)
                                                -----------       -----------
        Net cash (used in) provided by
           operating activities                    (900,727)       (4,286,690)
                                                -----------       -----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                  (267,700)       (3,619,169)
     Capital contributions paid to
       Operating Partnerships                    (6,449,147)      (18,869,302)
     Advances to Operating Partnerships           1,121,948         4,724,570
     Investments                                  5,796,988        (6,549,452)
                                                -----------       -----------

         Net cash (used in) provided by
           investing activities                     202,089       (24,313,353)
                                                -----------       -----------






                                     111



                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF CASH FLOWS

                     Nine Months Ended December 31,
                               (Unaudited)

                                      Series 32
                                               ------------------------------
                                                    1999           1998
                                                    ----           ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid               (27,037)     (4,824,362)
     Capital contributions received                        -      35,069,000
         Net cash (used in) provided by          -----------     -----------
           financing activities                      (27,037)     30,244,638
                                                 -----------     -----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                         (725,675)      1,644,595


Cash and cash equivalents, beginning               1,625,906          72,770
                                                 -----------     -----------

Cash and cash equivalents, ending               $    900,231    $  1,717,365
                                                 ===========     ===========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships                 $  3,116,587    $  8,180,175
                                                 ===========     ===========











       The accompanying notes are an integral part of these statements.

                                     11

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                                (Unaudited)

                                                         Series 33
                                                ---------------------------
                                                    1999             1998
                                                   ------           ------
Cash flows from operating activities:
    Net income (loss)                          $     70,357      $   21,089
    Adjustments
       Amortization                                       -           4,654
       Distributions from
         Operating Partnerships                           -               -
       Share of (income) loss from
          Operating Partnerships                   (149,447)              -
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                          83,770         (93,078)
       (Decrease) Increase in accounts
         payable and accrued expenses                28,694               -
       Decrease (Increase ) in prepaid
         expenses                                         -               -
       Decrease (Increase) in accounts
         receivable                               1,072,716      (1,929,083)
       (Decrease) Increase in accounts
         payable affiliates                               -               -
                                                -----------     -----------
      Net cash (used in) provided by
           operating activities                   1,106,090      (1,996,418)
                                                -----------     -----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   (62,129)     (2,624,870)
     Capital contributions paid to
       Operating Partnerships                    (3,762,582)     (8,366,288)
     Advances to Operating Partnerships              46,280      (3,149,408)
     Investments                                  2,923,380      (6,155,781)
                                                -----------     -----------
         Net cash (used in) provided by
           investing activities                    (855,051)    (20,296,347)
                                                -----------     -----------






11


                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                               (Unaudited)

                                      Series 33
                                               ----------------------------
                                                    1999           1998
                                                    ----           ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid                (6,154)     (3,760,004)
     Capital contributions received                        -      26,362,000
         Net cash (used in) provided by          -----------     -----------
           financing activities                       (6,154)     22,601,996
                                                 -----------     -----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                          244,885         309,231


Cash and cash equivalents, beginning                 685,857               -
                                                 -----------     -----------

Cash and cash equivalents, ending               $    930,742    $    309,231
                                                 ===========     ===========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships                 $  1,067,550    $ 11,056,244
                                                 ===========     ===========












       The accompanying notes are an integral part of these statements.

                                     11

                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                                (Unaudited)

                                                          Series 34
                                                   -----------------------

                                                    1999             1998
                                                   ------           ------
Cash flows from operating activities:
    Net income (loss)                          $   (163,666)    $   10,831
    Adjustments
       Amortization                                       -              -
       Distributions from
         Operating Partnerships                           -              -
       Share of (income) loss from
          Operating Partnerships                     23,235              -
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         110,441        (91,677)
       (Decrease) Increase in accounts
         payable and accrued expenses                     -        754,000
       Decrease (Increase ) in prepaid
         expenses                                         -              -
       Decrease (Increase) in accounts
         receivable                               3,751,517    (10,838,057)
       (Decrease) Increase in accounts
         payable affiliates                               -         88,220
       Fleet Line of Credit                               -              -
                                                -----------    -----------
        Net cash (used in) provided by
           operating activities                   3,721,527    (10,076,683)
                                                -----------    -----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                  (260,118)    (2,302,599)
     Capital contributions paid to
       Operating Partnerships                   (10,010,218)    (2,739,250)
     Advances to Operating Partnerships          (1,116,326)    (3,506,836)
     Investments                                  6,392,478     (1,751,907)
                                                -----------    -----------
         Net cash (used in) provided by
           investing activities                  (4,994,184)   (10,300,592)
                                                -----------    -----------




                                   11


                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                               (Unaudited)

                                       Series 34
                                                   ----------------------
                                                    1999             1998
                                                    ----             ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid               (54,973)    (3,564,655)
     Capital contributions received                        -     24,053,000
         Net cash (used in) provided by          -----------    -----------
           financing activities                      (54,973)    20,488,345
                                                 -----------    -----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                       (1,327,630)       111,070


Cash and cash equivalents, beginning               2,482,579              -
                                                 -----------    -----------

Cash and cash equivalents, ending               $  1,154,949   $    111,070
                                                 ===========    ===========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships                 $  2,473,130   $ 12,191,376
                                                 ===========    ===========












           The accompanying notes are an integral part of these statements.

                                     11

                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                                (Unaudited)

                                                 Series 35*       Series 36*
                                                ------------     ------------

                                                    1999             1999
                                                   ------           ------
Cash flows from operating activities:
    Net income (loss)                          $    (22,225)    $  (31,571)
    Adjustments
       Amortization                                       -              -
       Distributions from
         Operating Partnerships                           -              -
       Share of (income) loss from
          Operating Partnerships                     32,347              -
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                          16,875              -
       (Decrease) Increase in accounts
         payable and accrued expenses              (609,291)             -
       Decrease (Increase ) in prepaid
         expenses                                         -              -
       Decrease (Increase) in accounts
         receivable                              (3,890,855)    (2,846,814)
       (Decrease) Increase in accounts
         payable affiliates                        (259,235)             -
                                                -----------    -----------
        Net cash (used in) provided by
           operating activities                  (4,732,384)    (2,878,385)
                                                -----------    -----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                (2,645,580)    (2,153,390)
     Capital contributions paid to
       Operating Partnerships                    (6,707,180)    (6,438,928)
     Advances to Operating Partnerships            (323,140)      (925,636)
     Investments                                 (6,263,712)    (4,521,735)
                                                -----------    -----------
         Net cash (used in) provided by
           investing activities                 (15,939,612)   (14,039,689)
                                                -----------    -----------

Series 35 and 36 did not commence operation until after December 31, 1998, therefore they do not have comparative information to report.


                                   11


                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                               (Unaudited)

                               Series 35*        Series 36*
                                               -------------     ------------
                                                    1999             1999
                                                    ----             ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid            (3,670,971)    (3,187,562)
     Capital contributions received               25,962,625     21,068,375
         Net cash (used in) provided by          -----------    -----------
           financing activities                   22,291,654     17,880,813
                                                 -----------    -----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                        1,619,658       962,739


Cash and cash equivalents, beginning                 247,876             -
                                                 -----------    -----------

Cash and cash equivalents, ending               $  1,867,534   $   962,739
                                                 ===========    ===========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships                 $  8,777,653   $         -
                                                 ===========    ===========








*Series 35 and 36 did not commence operation until after December 31, 1998, therefore they do not have comparative information to report.

       The accompanying notes are an integral part of these statements.

                                  11

Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                                (Unaudited)

                                                         Series 37*
                                                      --------------
                                                           1999
                                                          ------
Cash flows from operating activities:
    Net income (loss)                                 $   (50,395)
    Adjustments
       Amortization                                             -
       Distributions from
         Operating Partnerships                                 -
       Share of (income) loss from
          Operating Partnerships                                -
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                                     -
       (Decrease) Increase in accounts
         payable and accrued expenses                     966,467
       Decrease (Increase ) in prepaid
         expenses                                               -
       Decrease (Increase) in accounts
         receivable                                    (4,063,570)
       (Decrease) Increase in accounts
         payable affiliates                                77,615
                                                      -----------
         Net cash (used in) provided by
           operating activities                        (3,069,883)
                                                      -----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                      (1,513,968)
     Capital contributions paid to
       Operating Partnerships                          (3,705,120)
     Advances to Operating Partnerships                (1,375,611)

     Investments                                       (1,451,179)
                                                      -----------
         Net cash (used in) provided by
           investing activities                        (8,045,878)
                                                      -----------




*Series 37 did not commence operation until after December 31, 1998, therefore it does not have comparative information to report.


                                     11

Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                               (Unaudited)

                                Series 37*
                                                -------------
                                                     1999
                                                     ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid            (2,180,849)
     Capital contributions received               16,748,000
         Net cash (used in) provided by          -----------
           financing activities                   14,567,151
                                                 -----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                        3,451,390


Cash and cash equivalents, beginning                       -
                                                 -----------
Cash and cash equivalents, ending               $  3,451,390
                                                 ===========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships                 $  3,750,513
                                                 ===========











*Series 37 did not commence operation until after December 31, 1998, therefore it does not have comparative information to report.

       The accompanying notes are an integral part of these statements

                              12

                     Boston Capital Tax Credit Fund IV L.P.
                         NOTES TO FINANCIAL STATEMENTS
                              December 31, 1999
                                  (Unaudited)
NOTE A - ORGANIZATION

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

Below is a summary of the BACs sold and total equity raised by series as of February 15, 1999:

    Series       Closing Date          BACs Sold     Equity Raised
    ------       ------------          ---------     -------------
  Series 20     June 24, 1994          3,866,700      $38,667,000
  Series 21     September 30, 1994     1,892,700      $18,927,000
  Series 22     December 28, 1994      2,564,400      $25,644,000
  Series 23     June 23, 1995          3,336,727      $33,366,000
  Series 24     September 22, 1995     2,169,878      $21,697,000
  Series 25     December 29, 1995      3,026,109      $30,248,000
  Series 26     June 25, 1996          3,995,900      $39,959,000
  Series 27     September 17, 1996     2,460,700      $24,607,000
  Series 28     January 29, 1997       4,000,738      $39,999,000
  Series 29     June 10, 1997          3,991,800      $39,918,000
  Series 30     September 10, 1997     2,651,000      $26,490,750
  Series 31     January 18, 1998       4,417,857      $44,057,750
  Series 32     June 23, 1998          4,754,198      $47,431,000
  Series 33     September 21, 1998     2,636,533      $26,362,000
  Series 34     February 11, 1999      3,529,319      $35,273,000
  Series 35     June 28, 1999          3,300,463      $33,004,630
  Series 36     September 28, 1999     2,106,837      $21,068,375
  Series 37     January 28, 2000       2,512,500      $25,125,000
                                   12

                    Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 1999
                                (Unaudited)
NOTE A - ORGANIZATION (continued)

The Fund commenced offering BACs in Series 38 on February 1, 2000 but had not admitted any investors as BAC holders as of the date of this filing.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of December 31, 1999 and for the three and nine months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

The amortized cost of securities available for sale as of December 31, 1999 by contractual maturity are as follows:
                                 Amortized
                                    Cost
                                 ----------
   Due in one year or less      $19,898,606
   Due after one year            16,324,622
                                 ----------
   Total                        $36,223,228
                                 ==========

The fair market value of the securities is $35,996,234. The difference being an unrealized gain on securities available for sale of $226,994, as of December 31, 1999.
                                     122

                    Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
 December 31, 1999
                                  (Unaudited)

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

The breakdown of previously incurred organization costs expensed in the current fiscal year for Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34 and Series 35 is $10,607, $0, $9,694,
$16,933, $19,470, $18,354, $42,595, $38,806, $55,896, $49,448, $48,501,
$51,385, $50,418, $83,770, $110,441 and $16,875, respectively.

On April 1, 1999 the Fund began amortizing unallocated acquisition costs over 330 months for Series 20, Series 21, Series 22, Series 23, Series 24, Series 25 and Series 26. The accumulated amortization of the unallocated acquisition costs as of December 31, 1999 for Series 20, Series 21, Series 22, Series 23, Series 24, Series 25 and Series 26 is $2,679, $1,465, $4,605, $4,685, $7,653,
$11,414 and $13,021, respectively. Other series will begin amortizing acquisition costs as they complete investing in operating partnerships and are no longer incurring acquisition costs.

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Services, Inc., and Boston Capital Asset Management L.P. as follows:

For the quarter ended December 31, 1999, Boston Capital Services, Inc. received $317,765 for Series 37 as Dealer-Manager fees for marketing advice and investment banking services performed at the time of the Fund's offering of BACs. Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35 and Series 36 completed payment of all Dealer-Manager fees prior to the quarter ended December 31, 1999.

Boston Capital Holdings L.P. is entitled to asset acquisition fees for selecting, evaluating, structuring, negotiating, and closing the Fund's acquisition of interest in the Operating Partnerships. During the quarter ended December 31, 1999, Series 37 paid $1,423,580 for acquisition fees to Boston Capital Holdings Limited Partnership. Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29 Series 30, Series 31, Series 32, Series 33, Series 34, Series 35 and Series 36 completed payment of all acquisition fees prior to the quarter ended December 31, 1999.
                                  12


                    Boston Capital Tax Credit Fund IV L.P.
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
  December 31, 1999
                                 (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS - (continued)

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued or paid to Boston Capital Asset Management L.P.

The fund management fees accrued for the quarters ended December 31, 1999 and 1998 are as follows:

                                1999           1998
                                ----           ----
           Series 20         $ 94,812       $ 94,773
           Series 21           56,460         56,460
           Series 22           63,648         61,893
           Series 23           60,066         60,066
           Series 24           58,338         54,087
           Series 25           68,169         68,169
           Series 26          106,335         95,230
           Series 27           78,639         76,572
           Series 32           59,457              -
           Series 33           43,040              -
           Series 35           49,413              -
                              -------        -------
                             $738,377       $567,250
                              =======        =======

The fund management fees paid for the quarters ended December 31, 1999 and 1998 are as follows:

                                1999           1998
                                ----           ----
           Series 28         $ 83,502       $ 74,439
           Series 29           84,894         75,609
           Series 30           56,526         43,414
           Series 31           92,874         66,132
           Series 32           29,727         82,651
           Series 33           28,532         29,040
           Series 34           77,956         10,708
           Series 35           41,225              -
           Series 36           26,339              -
                              -------        -------
                             $521,575       $381,993
                              =======        =======

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 1999 and 1998 the Fund has limited partnership interests in 353 and 310 Operating Partnerships, respectively, which own or are constructing apartment complexes.

                                   124

                     Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 1999
                                  (Unaudited)
NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

The breakdown of Operating Partnerships within the Fund at December 31, 1999 and 1998 is as follows:
                               1999            1998
                               ----            ----
           Series 20            24              24
           Series 21            14              14
           Series 22            29              29
           Series 23            22              22
           Series 24            24              24
           Series 25            22              22
           Series 26            45              44
           Series 27            16              14
           Series 28            26              26
           Series 29            22              21
           Series 30            20              17
           Series 31            26              26
           Series 32            16              13
           Series 33            10               7
           Series 34            14               7
           Series 35            10               -
           Series 36             9               -
           Series 37             4               -
                               ---             ---
                               353             310
                               ===             ===
Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at December 31, 1999 and 1998 are as follows:
                             1999            1998
                             ----            ----
           Series 20     $   388,026     $   235,745
           Series 21         709,193         734,924
           Series 22         532,451         860,646
           Series 23         488,632       1,474,214
           Series 24       1,269,494       1,367,976
           Series 25       2,521,114       2,743,852
           Series 26       3,749,226       7,188,270
           Series 27       1,063,169       2,245,369
           Series 28       3,501,543       7,349,048
           Series 29       2,993,522       4,766,733
           Series 30       2,771,697       5,689,887
           Series 31       5,566,605       8,416,435
           Series 32       7,127,189      11,110,178
           Series 33       3,482,961      11,056,245
           Series 34       7,917,987      12,191,376
           Series 35      14,110,182               -
           Series 36       6,970,940               -
           Series 37       3,750,513               -
                          ----------      ----------
                         $68,914,444     $77,430,898
                          ==========      ==========
                                   125

                     Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
       December 31, 1999
                                  (Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar Year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 1999.


                   COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Nine months ended September 30, 1999,
                                 (Unaudited)

                                                  Series 20
                                          ---------------------------
                                             1999             1998
                                             ----             ----
Revenues
   Rental                                $ 6,350,202      $ 6,214,342
   Interest and other                        377,204          324,239
                                           ---------        ---------
                                           6,727,406        6,538,581
                                           ---------        ---------
Expenses
  Interest                                 2,405,837        2,383,372
  Depreciation and amortization            2,272,176        2,111,411
  Operating expenses                       3,206,673        3,582,348
                                           ---------        ---------
                                           7,884,686        8,077,131
                                           ---------        ---------

          NET LOSS                       $(1,157,280)     $(1,538,550)
                                           =========        =========
Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                          $(1,129,855)     $(1,494,659)
                                           =========        =========

Net loss allocated to
    other partners                       $   (11,573)     $   (15,386)
                                           =========        =========

Net Loss Suspended                       $   (15,852)     $   (28,505)
                                           =========        =========


                                    12



                   Boston Capital Tax Credit Fund IV L.P

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
   December 31, 1999
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Nine months ended September 30,
                              (Unaudited)

                                                Series 21
                                      ----------------------------
                                           1999             1998
                                           ----             ----
 Revenues
   Rental                             $ 3,645,969      $ 3,429,895
   Interest and other                     147,144          127,156
                                        ---------        ---------
                                        3,793,113        3,557,051
                                        ---------        ---------
Expenses
  Interest                              1,433,579        1,492,018
  Depreciation and amortization           931,929          910,875
  Operating expenses                    2,281,727        2,049,814
                                        ---------        ---------
                                        4,647,235        4,452,707
                                        ---------        ---------

          NET INCOME (LOSS)           $  (854,122)     $  (895,656)
                                        =========        =========

Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                       $  (845,579)     $  (886,699)
                                        =========        =========

Net loss allocated to
  other partners                      $    (8,543)     $    (8,957)
                                        =========        =========











                                    127


                   Boston Capital Tax Credit Fund IV L.P.

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             December 31, 1999
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

                COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Nine Months ended September 30,
                              (Unaudited)

                                                 Series 22
                                        --------------------------
                                          1999             1998
 Revenues                                 ----             ----

   Rental                              $3,511,585       $3,297,313
   Interest and other                     197,541          199,884
                                        ---------        ---------
                                        3,709,126        3,497,197
                                        ---------        ---------
Expenses
  Interest                              1,003,334          966,316
  Depreciation and amortization         1,374,208        1,152,589
  Operating expenses                    1,926,778        1,969,093
                                        ---------        ---------
                                        4,304,320        4,087,998
                                        ---------        ---------

          NET INCOME (LOSS)            $ (595,194)      $ (590,801)
                                        =========        =========

Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $ (589,242)      $ (584,894)
                                        =========        =========

Net loss allocated to
   other partners                      $   (5,952)      $   (5,907)
                                        =========        =========












                                      128


               Boston Capital Tax Credit Fund IV L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
   December 31, 1999
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

              COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                     Nine months ended September 30,
                           (Unaudited)

                                                Series 23
                                      ----------------------------
                                          1999             1998
 Revenues                                 ----             ----
   Rental                             $ 4,037,471      $ 3,926,124
   Interest and other                     230,834          206,510
                                       ----------       ----------
                                        4,268,305        4,132,634
                                       ----------       ----------
Expenses
  Interest                              1,322,246        1,347,662
  Depreciation and amortization         1,406,129        1,379,475
  Operating expenses                    2,348,714        2,219,346
                                       ----------       ----------

                                        5,077,089        4,946,483
                                       ----------       ----------

          NET LOSS                    $  (808,784)     $  (813,849)
                                       ==========       ==========
Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                       $  (800,696)     $  (805,710)
                                       ==========       ==========

Net loss allocated to
  other partners                      $    (8,088)     $    (8,139)
                                       ==========       ==========












                                    12


                   Boston Capital Tax Credit Fund IV L.P.

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            December 31, 1999
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Nine Months ended September 30,
                              (Unaudited)

                                           Series 24
                                 ----------------------------
                                     1999              1998
 Revenues                            ----              ----

   Rental                        $ 3,899,218       $3,739,772
   Interest and other                110,396          105,744
                                   ---------        ---------
                                   4,009,614        3,845,516
                                   ---------        ---------

Expenses
  Interest                         1,405,538        1,384,351
  Depreciation and amortization    1,482,342        1,530,096
  Operating expenses               2,178,411        2,048,083
                                   ---------        ---------
                                   5,066,291        4,962,530
                                   ---------        ---------

          NET INCOME (LOSS)      $(1,056,677)     $(1,117,014)
                                  ==========        =========

Net loss allocated to
  Boston Capital Tax Credit
  Fund IV L.P.                   $(1,046,111)     $(1,105,845)
                                  ==========        =========

Net loss allocated to
   other partners                $   (10,566)     $   (11,169)
                                  ==========        =========













                                  130


                   Boston Capital Tax Credit Fund IV L.P.

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            December 31, 1999
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Nine months ended September 30,
                              (Unaudited)

                                                    Series 25
                                            --------------------------
                                                1999            1998
 Revenues                                       ----            ----

   Rental                                  $ 5,332,821      $5,155,491
   Interest and other                          116,450         122,700
                                             ---------       ---------
                                             5,449,271       5,278,191
                                             ---------       ---------

Expenses
  Interest                                   1,698,144       1,716,761
  Depreciation and amortization              1,573,425       1,470,992
  Operating expenses                         3,379,654       3,117,481
                                             ---------       ---------
                                             6,651,223       6,305,234
                                             ---------       ---------

          NET INCOME (LOSS)                $(1,201,952)    $(1,027,043)
                                             =========       =========

Net loss allocated to
  Boston Capital Tax Credit
  Fund IV L.P.                             $(1,189,932)    $(1,016,771)
                                             =========       =========

Net loss allocated to
   other partners                          $   (12,020)    $   (10,272)
                                             =========       =========












                                  131

               Boston Capital Tax Credit Fund IV L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
  December 31, 1999
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Nine months ended September 30,
                             (Unaudited)



                                               Series 26
                                       ---------------------------
                                          1999             1998
 Revenues                                 ----             ----
   Rental                              $5,954,795       $4,827,729
   Interest and other                     158,025          173,775
                                        ---------        ---------

                                        6,112,820        5,001,504
                                        ---------        ---------
Expenses
  Interest                              1,562,222        1,540,491
  Depreciation and amortization         2,047,635        1,776,278
  Operating expenses                    3,141,409        2,647,557
                                        ---------        ---------

                                        6,751,266        5,964,326
                                        ---------        ---------

          NET INCOME (LOSS)            $ (638,446)      $ (962,822)
                                        =========        =========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $ (632,062)      $ (953,193)
                                        =========        =========

Net income (loss) allocated to
  other partners                       $   (6,384)      $   (9,629)
                                        =========        =========





                                 13



               Boston Capital Tax Credit Fund IV L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          December 31, 1999
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Nine months ended September 30,
                             (Unaudited)



                                                Series 27
                                       ---------------------------
                                          1999              1998
 Revenues                                 ----              ----
   Rental                              $4,669,192       $3,095,833
   Interest and other                     135,987          127,550
                                        ---------        ---------

                                        4,805,179        3,223,383
                                        ---------        ---------
Expenses
  Interest                              1,959,190        1,562,458
  Depreciation and amortization         1,327,080          606,979
  Operating expenses                    2,171,993        1,569,603
                                        ---------        ---------

                                        5,458,263        3,739,040
                                        ---------        ---------

          NET INCOME (LOSS)            $ (653,084)      $ (515,657)
                                        =========        =========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $ (646,553)      $ (510,501)
                                        =========        =========

Net income (loss) allocated to
  other partners                       $   (6,531)      $   (5,156)
                                        =========        =========








                                  13



               Boston Capital Tax Credit Fund IV L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
    December 31, 1999
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Nine months ended September 30,
                             (Unaudited)



                                                Series 28
                                       ---------------------------
                                          1999              1998
 Revenues                                 ----              ----
   Rental                              $2,990,933       $2,123,937
   Interest and other                      76,546           60,339
                                        ---------        ---------

                                        3,067,479        2,184,276
                                        ---------        ---------
Expenses
  Interest                                951,067          720,924
  Depreciation and amortization         1,081,259          562,350
  Operating expenses                    1,881,746        1,121,887
                                        ---------        ---------

                                        3,914,072        2,405,161
                                        ---------        ---------

          NET LOSS                     $ (846,593)      $ (220,885)
                                        =========        =========
Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $ (838,127)      $ (218,675)
                                        =========        =========

Net loss allocated to
  other partners                       $   (8,466)      $   (2,210)
                                        =========        =========








                                    134



                  Boston Capital Tax Credit Fund IV L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
 December 31, 1999
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Nine months ended September 30,
                             (Unaudited)



                                               Series 29
                                       --------------------------
                                          1999               1998
 Revenues                                 ----               ----
   Rental                              $3,167,705       $1,680,088
   Interest and other                     155,453           79,310
                                        ---------        ---------
                                        3,323,158        1,759,398
                                        ---------        ---------
Expenses
  Interest                              1,146,212          594,267
  Depreciation and amortization         1,263,326          239,565
  Operating expenses                    1,915,906        1,176,144
                                        ---------        ---------

                                        4,325,444        2,009,976
                                        ---------        ---------

          NET INCOME (LOSS)           $(1,002,286)      $ (250,578)
                                        =========        =========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                       $  (992,263)      $ (248,072)
                                        =========        =========

Net income (loss) allocated to
  other partners                      $   (10,023)      $   (2,506)
                                        =========        =========













                                    13


                 Boston Capital Tax Credit Fund IV L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
    December 31, 1999
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                     Nine months ended September 30,
                             (Unaudited)



                                               Series 30
                                       ---------------------------
                                          1999              1998
 Revenues                                 ----              ----
   Rental                             $1,728,887       $  931,570
   Interest and other                    102,170           29,940
                                       ---------        ---------

                                       1,831,057          961,510
                                       ---------        ---------
Expenses
  Interest                               407,286          260,864
  Depreciation and amortization          469,189          162,642
  Operating expenses                   1,103,984          591,127
                                        --------        ---------

                                       1,980,459        1,014,633
                                       ---------        ---------

          NET INCOME (LOSS)           $ (149,402)      $  (53,123)
                                       =========        =========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                       $ (147,908)      $  (52,592)
                                       =========        =========

Net income (loss) allocated to
  other partners                      $   (1,494)      $     (531)
                                       =========        =========










                                   136


                   Boston Capital Tax Credit Fund IV L.P.

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
  December 31, 1999
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Nine months ended September 30,
                             (Unaudited)



                                               Series 31
                                       ---------------------------
                                          1999              1998
 Revenues                                 ----              ----
   Rental                             $4,406,534       $1,285,894
   Interest and other                    190,786           41,841
                                       ---------        ---------

                                       4,597,320        1,327,735
                                       ---------        ---------
Expenses
  Interest                             1,659,464          402,240
  Depreciation and amortization        1,226,897          231,868
  Operating expenses                   2,903,500          964,339
                                       ---------        ---------

                                       5,789,861        1,598,447
                                       ---------        ---------

          NET INCOME (LOSS)          $(1,192,541)      $ (270,712)
                                       =========        =========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                      $(1,180,616)      $ (268,005)
                                       =========        =========

Net income (loss) allocated to
  other partners                     $   (11,925)      $   (2,707)
                                       =========        =========










                                   13


                Boston Capital Tax Credit Fund IV L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
  December 31, 1999
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Nine months ended September 30,
                             (Unaudited)



                                               Series 32
                                       ---------------------------
                                          1999              1998
 Revenues                                 ----              ----
   Rental                             $1,145,313      $   134,461
   Interest and other                     66,687            6,178
                                       ---------        ---------

                                       1,212,000          140,639
                                       ---------        ---------
Expenses
  Interest                               277,500           81,661
  Depreciation and amortization          310,785          186,009
  Operating expenses                     570,764           69,155
                                       ---------        ---------

                                       1,159,049          336,825
                                       ---------        ---------

          NET INCOME (LOSS)          $    52,951      $  (196,186)
                                       =========        =========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                      $    52,422      $  (194,225)
                                       =========        =========

Net income (loss) allocated to
  other partners                     $       529      $    (1,961)
                                       =========        =========










                                   13


                  Boston Capital Tax Credit Fund IV L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
  December 31, 1999
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Nine months ended September 30,
                             (Unaudited)



                                                    Series 33*      Series 34*
                                                   -----------     -----------

                                                      1999            1999
 Revenues                                             ----            ----
   Rental                                         $1,608,374      $  181,302
   Interest and other                                119,329           3,734
                                                   ---------       ---------

                                                   1,727,703         185,036
                                                   ---------       ---------
Expenses
  Interest                                           525,428          50,122
  Depreciation and amortizati                        487,741          53,503
  Operating expenses                                 563,576         104,880
                                                   ---------       ---------

                                                   1,576,745         208,505
                                                   ---------       ---------

          NET INCOME (LOSS                        $  150,958      $  (23,469)
                                                   =========       =========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                                   $  149,447      $  (23,235)
                                                   =========       =========

Net income (loss) allocated to
  other partners                                  $    1,511      $     (234)
                                                   =========       =========


* The Operating Partnerships in Series 33 and Series 34 did not commence operations until after September 30, 1998 therefore they do not have comparative information to report.

** The Operating Partnerships in Series 35 and Series 36 did not commence operations until after September 30, 1999 therefore they do not have current or comparative information to report.

                                   13


                    Boston Capital Tax Credit Fund IV L.P.
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                         December 31, 1999
                             (Unaudited)


NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS-CONTINUED

When comparing the results of operations from the Operating Partnerships for the nine months ended September 30, 1999 and 1998 numerous variances, some material in nature, exist. The variances are the result of a number of factors including an increase in the number of Operating Partnerships owned, an increase in the number which have completed construction, and an increase in the number which have completed the lease-up phase.

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





























                                    140

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

The Fund is currently accruing the fund management fee for Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 32 and Series 33. The fund is also accruing a portion of the fund management fee for Series 35. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Fund receives sales or refinancing proceeds from Operating partnerships which will be used to satisfy such liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund. The Fund is currently unaware if any trends which would create insufficient liquidity to meet future third party obligations.

Capital Resources
-----------------
The Fund offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000,
$39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750,
$47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375 and
$25,125,000 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727,
2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000,
4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, and
2,512,500. BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36 and Series 37, respectively.

Series 20
---------
The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $28,614,472.

                                 141

During the quarter ended December 31, 1999, none of Series 20 net offering proceeds had been used to pay capital contributions. Series 20 net offering proceeds in the amount of $319,400 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 20 has invested in as of December 31, 1999.

Series 21
---------
The Fund commenced offering BACs in Series 21 on July 1, 1994. Offers and sales of BACs in Series 21 were completed on December 31, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,730.

During the quarter ended December 31, 1999, none of Series 21 net offering proceeds had been used to pay capital contributions. Series 21 net offering proceeds in the amount of $709,193 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series
21 has invested in as of December 31, 1999.

Series 22
---------
The Fund commenced offering BACs in Series 22 on October 10, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748.

During the quarter ended December 31, 1999, none of Series 22 net offering proceeds had been used to pay capital contributions. Series 22 net offering proceeds in the amount of $532,451 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series
22 has invested in as of December 31, 1999.

Series 23
---------
The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on September 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278.

During the quarter ended December 31, 1999, none of Series 23 net offering proceeds had been used to pay capital contributions. Series 23 net offering proceeds in the amount of $488,632 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 23 has invested in as of December 31, 1999.

Series 24
---------
The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,980,237.

During the quarter ended December 31, 1999, none of Series 24 net offering proceeds had been used to pay initial and additional capital contributions. Series 24 net offering proceeds in the amount of $514,029 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 24 has invested in as December 31, 1999.

                                    14

Series 25
---------
The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,449,722.

During the quarter ended December 31, 1999, $130,428 of Series 25 net offering proceeds had been used to pay initial and additional capital contributions. Series 25 net offering proceeds in the amount of $1,085,259 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 25 has invested in as of December 31, 1999.

Series 26
---------
The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 25, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,390,862.

During the quarter ended December 31, 1999, $192,134 of Series 26 net offering proceeds had been used to pay initial and additional capital contributions. Series 26 net offering proceeds in the amount of $543,684 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 26 has invested in as of December 31, 1999.

Series 27
---------
The Fund commenced offering BACs in Series 27 on June 24, 1996. Offers and sales of BACs in Series 27 were completed on September 17, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,901,046.

During the quarter ended December 31, 1999, $508,582 of Series 27 net offering proceeds had been used to pay initial and additional capital contributions. Series 27 net offering proceeds in the amount of $807,348 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 27 has invested in as of December 31, 1999.

Series 28
---------
The Fund commenced offering BACs in Series 28 on September 30,1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,261,233.

During the quarter ended December 31, 1999, $343,285 of Series 28 net offering proceeds had been used to pay initial and additional capital contributions. Series 28 net offering proceeds in the amount of $3,501,543 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 28 has invested in as of December 31, 1999.




                                    143

Series 29
---------
The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877.

During the quarter ended December 31, 1999, $602,912 of Series 29 net offering proceeds had been used to pay initial and additional capital contributions. Series 29 net offering proceeds in the amount of $2,993,522 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 29 has invested in as of December 31, 1999.

Series 30
---------
The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,457,335.

During the quarter ended December 31, 1999, $1,323,099 of Series 30 net offering proceeds had been used to pay initial and additional capital contributions. Series 30 net offering proceeds in the amount of $2,767,781 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 30 has invested in as of December 31, 1999.

Series 31
---------
The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $32,309,858.

During the quarter ended December 31, 1999, $960,539 of Series 31 net offering proceeds had been used to pay initial and additional capital contributions. Series 31 net offering proceeds in the amount of $4,245,251 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 31 has invested in as of December 31, 1999.

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

                                    14

During the quarter ended December 31, 1999, $638,055 of Series 32 net offering proceeds were used to pay initial and additional capital contributions. Series 32 net offering proceeds in the amount of $4,350,072 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 32 has invested in as of December 31, 1999.

Series 33
---------
The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,591,285.

During the quarter ended December 31, 1999 $978,152 of Series 33 net offering proceeds had been used to pay initial and additional capital contributions. Series 33 net offering proceeds in the amount of $3,482,961 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 33 has invested in as of December 31, 1999.

Series 34
---------
The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $25,640,408.

During the quarter ended December 31, 1999, $4,397,617 of Series 34 net offering proceeds had been used to pay initial and additional capital contributions. Series 34 net offering proceeds in the amount of $4,429,039 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 34 has invested in as of December 31, 1999.

Series 35
---------
The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 25, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $22,871,561.

During the quarter ended December 31, 1999, $1,094,579 of Series 35 net offering proceeds had been used to pay initial and additional capital contributions. Series 35 net offering proceeds in the amount of $8,524,851 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 35 has invested in as of December 31, 1999.

Series 36
---------
The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 35 were completed on September 28, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $13,437,137.




                                  14

During the quarter ended December 31, 1999, $3,556,869 of Series 36 net offering proceeds had been used to pay initial and additional capital contributions. Series 36 net offering proceeds in the amount of $5,484,474 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 36 has invested in as of December 31, 1999.

Series 37
---------
The Fund commenced offering BACs in Series 36 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 4 Operating Partnerships in the amount of $7,455,633.

During the quarter ended December 31, 1999, $3,705,120 of Series 37 net offering proceeds had been used to pay initial and additional capital contributions. Series 37 net offering proceeds in the amount of $3,705,513 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 37 has invested in as of December 31, 1999.

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

Results of Operations
---------------------

As of December 31, 1999 and 1998 the Fund held limited partnership interests in 353 and 310 Operating Partnerships, respectively. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Fund's results of operations for future periods will vary significantly from those for the period ended December 31, 1999 as Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36 and Series 37 continue to use the funds raised to invest in partnership interests of additional Operating Partnerships, and the Fund begins to offer BACs in Series 38.

The Fund incurred a fund management fee to Boston Capital Asset Management


                                    14

Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred for the quarter ended September 30, 1999 for Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series
31, Series 32, Series 33, Series 34, Series 35 and Series 36 were $88,812, $34,460, $48,937, $42,313, $52,938, $55,469, $99,416, $71,539, $73,502,
$84,894, $56,526, $92,874, $88,684, $43,041, $77,956, $49,413 and $69,968,
respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

Series 20
---------
As of December 31, 1999 and 1998 the average Qualified Occupancy for the series was 99.9% and 100%, respectively. The series had a total of 24 properties at December 31, 1999. Out of the total 23 were at 100% Qualified Occupancy.

For the nine months being reported Series 20 reflects a net loss from Operating Partnerships of $1,157,280. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $1,114,896. This is an interim period estimate; it is not indicative of the final year end results.

The Operating General Partner, newly admitted as of January 1, 1999, and the management company are working diligently to maintain a strong occupancy at Breeze Cove Limited Partnership (Breeze Cove Apartments). The average occupancy during the fourth quarter of 1999 improved to 96%. The Operating General Partner continues to encourage the management company to reduce operating expenses to establish a stable operating history so that a debt restructuring will be possible in the future. In addition, the Operating General Partner and Investment Limited Partner have funded operating deficits as needed.

The management agent of East Douglas Apartments Limited Partnership (East Douglas Apartments), resigned in December 1999 and was replaced by Realty & Mortgage Co. The new management company was selected based on previous experience with partnerships owned by the Investment Limited Partner. The property has maintained a high occupancy rate, which averaged 97% for 1999, however outstanding payables at year-end remained high as well. The outstanding payables problem dates back to issues with the original Operating General Partner, who was replaced in 1998. Efforts by the new management company and the the property's continued strong occupancy are expected to significantly reduce the accounts payable balance in the first quarter of the year 2000.

In August 1996 the Investment General Partner was notified that Virginia Avenue Affordable Limited Partnership (Kristine Apartments) was named as defendant in a land encroachment complaint. A judgment was issued which will
                                 14

remove any uncertainty as to the partnership's possession of the land.
The appropriate executed title information has been received. At the request of the Investment General Partner, a new management company began at the site in August of 1999. As of December 31, 1999, occupancy had risen to 98% and tenant collections and retentions have improved. Although periodic cash shortfalls are anticipated until the occupancy stabilizes and maintenance expenses are reduced, the property operated at breakeven in December of 1999.

Series 21
---------
As of the December 31, 1999 and 1998 average Qualified Occupancy for the series was 99.2% and 93.9%, respectively. The series had a total of 14 properties at December 31, 1999. Out of the total 11 were at 100% Qualified Occupancy.

For the nine months being reported Series 21 reflects a net loss from Operating Partnerships of $854,122. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $77,807. This is an interim period estimate; it is not indicative of the final year end results.

Atlantic City Housing Urban Renewal Associates L.P. reported a net loss net of depreciation, which is a non-cash item, for the year ended December 31, 1998 of approximately $260,000. The property's operations were impacted by high costs for security and maintenance, while the Section 8 Rental Assistance Contract had only seen small incremental increases over the past few years. The Operating General Partner has been funding most of the deficits, though outstanding payables remain high. Due to repeated large annual operating deficits the Operating General Partner's ability to continue funding deficits is of concern. The Investment General Partner is monitoring the situation closely through quarterly inspections and is working with the Operating General Partner on curing the operational issues. Together, the Investment General Partner and the Operating General Partner continue to examine alternative solutions to reduce operating deficits. The two areas currently being reviewed are the ongoing cost of security and maintenance and the debt structure. Despite the high occupancy until the costs of security and maintenance and the current debt service are reduced, the property will be unable to support its operations without financial assistance. The property's physical occupancy as of December 1999 was 96%.

Series 22
---------
As of December 31, 1999 and 1998 the average Qualified Occupancy for the series was 100% and 99.9%, respectively. The series had a total of 29 properties at December 31, 1999, all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 22 reflects a net loss from Operating Partnerships of $595,194. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $779,014. This is an interim period estimate; it is not indicative of the final year end results.




                                   14

Series 23
---------
As of December 31, 1999 and 1998 the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at December 31, 1999, all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 23 reflects a net loss from Operating Partnerships of $808,784. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a positive operations of $597,345. This is an interim period estimate; it is not indicative of the final year end results.

Series 24
---------
As of December 31, 1999 and 1998 the average Qualified Occupancy for the series was 99.9 % and 99.8%, respectively. The series had a total of 24 properties at December 31, 1999. Out of the total 23 were at 100% Qualified Occupancy.

For the nine months being reported Series 24 reflects a net loss from Operating Partnerships of $1,056,677. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $425,665. This is an interim period estimate; it is not indicative of the final year end results.

As of December 31, 1999, the property owned by Los Lunas Apartments Limited (Hillridge Apartments) has suffered from decreasing occupancy and, as a result is operating below break-even. The New Mexico Mortgage Finance Authority forwarded a default notice to the Operating General Partnership for non-payment of the debt service. The Investment General Partner is in discussions with the Operating General Partner and the New Mexico Mortgage Finance Authority to address the mortgage default.

Series 25
---------
As of December 31, 1999 and 1998 the average Qualified Occupancy for the series was 99.9% and 99.1%, respectively. The series had a total of 22 properties at December 31, 1999. Out of the total 21 were at 100% Qualified Occupancy.

For the nine months being reported Series 25 reflects a net loss from Operating Partnerships of $1,201,952. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a positive operations of $371,473. This is an interim period estimate; it is not indicative of the final year end results.

Series 26
---------
As of December 31, 1999 and 1998 the average Qualified Occupancy for the series was 99.1% and 96.4%, respectively. The series had a total of 45 properties at December 31, 1999. Out of the total 43 were at 100% Qualified Occupancy and 1 was in active lease-up. The series also had 1 property that was under construction at December 31, 1999.

For the nine months being reported Series 26 reflects a net loss from Operating Partnerships of $638,446. When adjusted for depreciation which is a

                                   149


non-cash item, the Operating Partnerships reflect positive operations of $1,409,189. This is an interim period estimate; it is not indicative of the final year end results.

Series 27
---------
As of December 31, 1999 and 1998 the average Qualified Occupancy for the series was 98.6% and 80.4%, respectively. The series had a total of 16 properties at December 31, 1999. Out of the total 14 were at 100% Qualified Occupancy and 1 was in active lease-up. The series also had 1 property which were under construction at December 31, 1999.

For the nine months being reported Series 27 reflects a net loss from Operating Partnerships of $653,084. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $673,996. This is an interim period estimate; it is not indicative of the final year end results.

Centrum-Fairfax II Limited Partnership (Forest Glen at Sulley Station Phase
II) experienced high payables and negative cash flow as a result of low occupancy during 1999. An affiliate of the Operating General Partner funded over $300,000 to cover operating deficits in 1999. Centrum Management LLC, an affiliate of the Operating General Partner, replaced Trammel Crowe as management agent in mid-1999. Centrum Management LLC has been experiencing positive rental results since they took over and have projected positive cash flow for the year 2000.

Series 28
---------
As of December 31, 1999 and 1998 the average Qualified Occupancy for the series was 100% and 95.9%, respectively. The series had a total of 26 properties at December 31, 1999, all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 28 reflects a net loss from Operating Partnerships of $846,593. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $234,666. This is an interim period estimate; it is not indicative of the final year end results.

Series 29
---------
As of December 31, 1999 and 1998 the average Qualified Occupancy for the Series was 98.2% and 95.9%, respectively. The series had a total of 22 properties at December 31, 1999. Out of the total 20 were at 100% Qualified Occupancy and 2 were in active lease-up.

For the nine months being reported Series 29 reflects a net loss from Operating Partnerships of $1,002,286. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $261,040. This is an interim period estimate; it is not indicative of the final year end results.




                                     15

Series 30
---------
As of December 31, 1999 and 1998 the average Qualified Occupancy for the series was 95.7% and 72.5%, respectively. The series had a total of 20 properties at December 31, 1999. Out of the total 16 were at 100% Qualified Occupancy and 1 was in active lease-up. The series also had 2 properties that were under construction and 1 property with multiple buildings some of which were in lease-up and some of which were under construction at December 31, 1999.

For the nine months being reported Series 30 reflects a net loss from Operating Partnerships of $149,402. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $319,787. This is an interim period estimate; it is not indicative of the final year end results.

Series 31
---------
As of December 31, 1999 and 1998 the average Qualified Occupancy for the series was 98.0% and 89.9%, respectively. The series had a total of 26 properties at December 31, 1999. Out of the total 23 were at 100% Qualified Occupancy and 3 were in active lease-up.

For the nine months being reported Series 31 reflects a net loss from Operating Partnerships of $1,192,541. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a positive operations of $34,356. This is an interim period estimate; it is not indicative of the final year end results.

Series 32
---------
As of December 31, 1999 and 1998 the average Qualified Occupancy for the series was 86.0% and 88.0%, respectively. The series had a total of 16 properties at December 31, 1999. Out of the total 8 were at 100% Qualified Occupancy and 3 were in active lease-up. The series also had 5 properties that were under construction at December 31, 1999.

For the nine months being reported Series 32 reflects positive operations from the Operating Partnerships of $52,951. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $363,736. This is an interim period estimate; it is not indicative of the final year end results.

Series 33
---------
As of December 31, 1999 and 1998 the average Qualified Occupancy for the series was 64.9% and 100%, respectively. The Series had a total of 10 properties as of December 31, 1999. Out of the total 3 were at 100% Qualified Occupancy, and 4 were in active lease-up. The series also had 3 properties that were under construction at December 31, 1999.

For the nine months being reported Series 33 reflects positive operations from the Operating Partnerships of $150,958. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $638,699. This is an interim period estimate; it is not indicative of the final year end results.
                                    15

Series 34
---------
As of December 31, 1999 the average Qualified Occupancy for the series was 67.3%. The Series had a total of 14 properties as of December 31, 1999. Out of the total 4 were at 100% qualified occupancy and 4 were in active lease-up. The series also had 4 properties which were under construction and 2 properties with multiple buildings some of which were in lease-up and some of which were under construction at December 31, 1999. Since all of the properties were acquired after December 31, 1998, there is no comparative information to report.

For the nine months being reported Series 34 reflects a net loss from the Operating Partnerships of $23,469. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $30,034. This is an interim period estimate; it is not indicative of the final year end results.

Series 35
---------
As of December 31, 1999 the average Qualified Occupancy for the series was 73.3%. The Series had a total of 10 properties as of December 31, 1999. Out of the total 1 was at 100% qualified occupancy and 3 were in active lease-up. The series also had 6 properties which were under construction at December 31, 1999. Since all of the properties were acquired after December 31, 1998, there is no comparative information to report.

Series 36
---------
As of December 31, 1999 the average Qualified Occupancy for the series was 73.3%. The Series had a total of 9 properties as of December 31, 1999. Out of the total 1 was at 100% qualified occupancy and 2 were in active lease- up. The series also had 5 properties which were under construction and 1 property with multiple buildings some of which were in lease-up and some of which were under construction at December 31, 1999. Since all of the properties were acquired after December 31, 1998, there is no comparative information to report.

Sereis 37
---------
The Series had a total of 4 properties as of December 31, 1999, all of which were under construction. Since all of the properties were acquired after December 31, 1998, there is no comparitive information to report.

Year 2000
---------
As previously stated in the Partnership's 10-K, Boston Capital and its management have reviewed the potential computer problems that may arise from the century date change known as the "Year 2000" or "Y2K" problem. We are happy to announce that we did not experience any computer-related problems as a result of this date change and therefore, there was no impact on our investors.




                                   15




                    PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None

Item 2.     Changes in Securities

            None

Item 3.     Defaults upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            None

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

            None

(b) Reports on Form 8-K

Agreement of Limited Partnership of Pearl
Partners, L.P. (incorporated by reference
                     from Registrants current report on form 8-K as filed with the Securities and Exchange
                     Commission on November 30, 1999.)

Agreement of Limited Partnership of Harbor
Pointe/ MHT Limited Dividend Housing Association
Limited Partnership (incorporated by reference from
                     Registrants current report on form 8-K as filed with the Securities and Exchange Commission on December 28, 1999.)

Agreement of Limited Partnership of Level Creek
Partners, L.P. (incorporated by reference
                     from Registrants current report on form 8-K as filed with the Securities and Exchange
                     Commission on December 29, 1999.)




                                  153



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

                             BOSTON CAPITAL TAX CREDIT
                             FUND IV L.P.



                             By:  Boston Capital Associates IV L.P.




                             By:  C&M Associates d/b/a
                                    Boston Capital Associates



Date: February 22, 2000            By: /s/ John P. Manning
                                       -------------------
                                       John P. Manning,
                                       Partner & Principal Financial
                                       Officer




























                                      154