Form 10-K405
period 2000-03-31
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2000-07-17
CIK 913778

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended March 31, 2000 or
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

                DOCUMENTS INCORPORATED BY REFERENCE - Cont.
                -------------------------------------------

               Form 10-K
                 Parts         Document
               ---------       --------
               Parts II, IV    Form 8-K dated April 23, 1998
                               Form 8-K dated April 23, 1998
                               Form 8-K dated April 24, 1998
                               Form 8-K dated April 27, 1998
                               Form 8-K dated April 29, 1998
                               Form 8-K dated April 30, 1998
                               Form 8-K dated April 30, 1998
                               Form 8-K dated April 30, 1998
                               Form 8-K dated May 1, 1998
                               Form 8-K dated June 30, 1999
                               Form 8-K dated June 30, 1999
                               Form 8-K dated July 27, 1999
                               Form 8-K dated July 27, 1999
                               Form 8-K dated November 30, 1999
                               Form 8-K dated December 28, 1999
                               Form 8-K dated December 29, 1999
                               Form 8-K dated January 26, 2000
                               Form 8-K dated February 3, 2000
                               Form 8-K dated February 9, 2000
                               Form 8-K dated February 10, 2000
                               Form 8-K dated February 16, 2000


                  BOSTON CAPITAL TAX CREDIT FUND IV L.P.
         Form 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31,
2000

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

     A Registration Statement on Form S-11 and the related
prospectus, as
supplemented (the "Prospectus") were filed with the Securities
and
Exchange Commission and became effective December 16, 1993 in connection
with a public offering ("Offering") in one or more series of a minimum of
250,000 BACs and a maximum of 30,000,000 BACs at $10 per BAC.  On
April 18,
1996 an amendment to Form S-11, which registered an additional
10,000,000
BACs for sale to the public in one or more series, became effective. On April 2, 1998 an amendment to Form S-11, which registered an additional 25,000,000
BACs for sale to the public in one or more series, became effective. As of
March 31, 2000, subscriptions had been received and accepted by the General
Partner in Series 20, Series 21, Series 22, Series 23, Series 24,
Series 25,
Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37 and Series 38 for 57,660,659 BAC's representing capital contributions of $576,307,500.

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

     As of March 31, 2000 the Fund had invested in 24 Operating Partnerships on behalf of Series 20, 14 Operating Partnership on behalf of Series 21, 29
Operating Partnerships on behalf of Series 22, 22 Operating Partnerships on behalf of Series 23, 24 Operating Partnerships on behalf of Series 24,
22 Operating Partnerships on behalf of Series 25, 45 Operating Partnerships on behalf of Series 26, 16 Operating Partnerships on behalf of Series 27, 26 Operating Partnerships on behalf of Series 28, 22 Operating Partnerships on behalf of Series 29, 20 Operating Partnerships on behalf of Series 30, 26 Operating Partnerships on behalf of Series 31, 16 Operating Partnerships on behalf of Series 32, 10 Operating Partnerships on behalf of Series 33, 14 Operating Partnerships on behalf of Series 34, 10 Operating Partnerships on behalf of Series 35, 11 Operating Partnerships on behalf of Series 36, 5 Operating Partnerships on behalf of Series 37 and 3 Operating Partnerships on behalf of Series 38. A description of these Operating Partnerships is set forth in Item 2 herein.

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

Item 2.   Properties

     The Fund has acquired a Limited Partnership interest in 359
Operating
Partnerships in 19 series, identified in the table set forth below. The
Apartment Complex owned by the Operating Partnership is eligible for the
Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." The Operating Partnership and the respective
Apartment Complex is described more fully in the Prospectus.  The
General
Partner believes that there is adequate casualty insurance on the properties.

     Please refer to Item 7. "Management's Discussion and
Analysis of
Financial Condition and Results of Operations" for a more detailed discussion of operational difficulties experienced by certain of the Operating
Partnerships.

                Boston Capital Tax Credit Fund IV L.P. - Series
20

                       PROPERTY PROFILE AS OF MARCH 31, 2000

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99   Date     Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
----------
Ashbury     Sioux Falls,
Apartments    SD       48 $ 1,238,570   4/94   6/94      100%  $
806,117

Bennetts    Bennetsville,
Pointe Apts.  SC       32   1,342,365   3/94   8/94      100%
281,100

Bradley     Bradley,
Manor         AR       25     798,020   8/94   3/95      100%
182,044

Breeze      Port Washington,
Cove Apts.    WI       64   2,747,954   5/94  10/94      100%
2,601,494

Cascades    Sterling,
Commons Apts. VA      320  14,640,539   6/94  10/95       99%
7,132,820

Clarksville Clarksville,
Estates       MO       32     694,873   6/94   9/94      100%
142,639

Club
Goldenrod II Orlando,
Apartments    FL      220   7,439,014   4/94   6/95      100%
3,681,417

College
Greene       N. Chili,
Senior Apts   NY      110   3,755,430   3/95   8/95      100%
1,918,496

Concordia    St. Croix,
Manor I       VI       22   1,464,680   8/94   7/95      100%
490,034

Coushatta
Seniors II   Coushatta,
Apartments    LA       24     711,147   5/94   3/94      100%
175,182

East Douglas Bloomington,
Apartments    IL       51   2,188,486   7/94  12/95      100%
1,281,690

Edison Lane  Edison,
Apartments    GA       24     719,065   9/94  10/95      100%
204,561

Evergreen    Macedon,
Hills Apts.   NY       72   2,790,036   8/94   1/95      100%
693,966

                Boston Capital Tax Credit Fund IV L.P. - Series
20

                       PROPERTY PROFILE AS OF MARCH 31, 2000
Continued
---------
                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99  Date     Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
----------
Fairoaks     Rincon,
Lane Apts.    GA       44  $ 1,415,972   7/94   5/95      100%  $
339,284

Floral       Waggaman,
Acres II      LA       32    1,032,814   5/94   8/94      100%
228,457

Forest Glen  Vidalia,
Village       GA       46    1,329,565   7/94   2/95      100%
378,777

Gardenview   Pasedena,
Apartments    TX      309    5,137,851   6/94   9/95      100%
2,261,021

Harrisonburg Harrisonburg,
Seniors Apts. LA       24      688,827   5/94   1/94      100%
176,621

Hillside     Cynthiana,
Apartments    KY       48      852,805  10/94   4/95      100%
643,850

Kristine     Bakersfield,
Apartments    CA       60    1,324,951  10/94  10/94      100%
311,675

Northfield   Jackson,
Apts.         MS      120    2,920,604   6/94   8/95      100%
3,273,126

Parkside     Avondale,
Apartments    AZ       54      684,336  12/94   1/94      100%
282,547

Riverview    Franklinton,
Apartments    LA       47    1,699,358   4/94  10/94      100%
370,000

Shady Lane   Winnfield,
Senior Apts.  LA       32      944,474   5/94  10/93      100%
197,200

                Boston Capital Tax Credit Fund IV L.P. - Series
21

                       PROPERTY PROFILE AS OF MARCH 31, 2000

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of      Acq.   Const   Occupancy
thru
Name       Location   Units 12/31/99    Date    Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
-----------
Atlantic    Atlantic City,
City Apts.    NJ       153  $5,395,000   9/94   10/95      97%
$2,500,000

Black River Black River Falls,
Run           WI        48   1,238,650  10/94   12/94     100%
350,531

Cattaraugus Cattaraugus,
Manor         NY        24   1,093,864   8/94    4/95     100%
263,711

Creekside
at Tasker's Frederick,
Chance        MD       120   4,902,780  10/94    9/95     100%
2,471,093

Forest Glen
at Sully    Centreville,
Station       VA       118   5,923,723  11/94    9/95     100%
2,649,450

Fort        Winslow,
Halifax       ME        24   1,151,003   9/94    1/95     100%
389,085

Havelock    Havelock,
Manor Apts.   NC        60   1,848,684  12/94   10/95     100%
347,557

Holly       Buchanan,
Village       GA        24     717,398   8/94    6/95     100%
205,400

Liveoak     Union Springs,
Village       AL        24     764,596  10/94    7/95     100%
176,953

Lookout     Covington,
Ridge Apts.   KY        30     652,959  12/94    12/94    100%
763,038

Pinedale    Menomonie,
Apartments II WI        60   1,397,355  10/94    12/94    100%
869,798

Pumphouse   Chippewa,
Crossing II
Apartments    WI        48   1,274,869  10/94    12/94    100%
692,840

                Boston Capital Tax Credit Fund IV L.P. - Series
21

                       PROPERTY PROFILE AS OF MARCH 31, 2000
Continued
---------
                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of      Acq.   Const   Occupancy
thru
Name       Location   Units 12/31/99    Date    Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
----------
The Woods   Campton,
Apartments    NH        20  $1,030,977   8/94   10/94    100%
$  269,500

Tower View  Tower City,
Apartments    PA        25   1,128,646  11/94    5/95     96%
268,863

               Boston Capital Tax Credit Fund IV L.P. - Series 22

                       PROPERTY PROFILE AS OF MARCH 31, 2000

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of      Acq.   Const   Occupancy
thru
Name       Location   Units 12/31/99    Date    Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
-----------
Albemarle   Hertford,
Village Apts.  NC      36  $1,453,327   1/95    9/94      100%
$   321,628

Apple       Edmond,
Village Apts.  OK     160   3,895,196  11/94    3/96      100%
1,572,166

Bayou       Riverview,
Crossing Apts. FL     290   8,747,499  11/94    1/96      100%
2,854,036

Bellwood    Ford City,
Gardens        PA      28   1,247,735   6/95    9/95      100%
308,152

Black River Black River Falls,
Run Apts.      WI      48   1,238,650   3/95   12/94      100%
395,279

Clarendon   Summerton,
Court Apts.    SC      40   1,448,808  10/94    4/95      100%
340,737

Club  II    Orlando,
Goldenrod Apts.FL     220   7,439,014   3/95    6/95      100%
2,106,975

Cobblestone Fuquay,
Apartments     NC      33   1,415,140   1/95    5/94      100%
326,054

Concordia   St. Croix,
Manor II       VI      20   1,493,059   1/95   11/95      100%
259,444

Concordia   St. Croix,
Manor III      VI      20   1,485,501   2/95   12/95      100%
264,007

Drakes
Branch      Drakes Branch,
Elderly Apts.  VA      32   1,266,059   1/95    6/95      100%
232,722

Elks Towers Litchfield,
Apartments     IL      27     803,795  10/95   12/96      100%
698,042

Fonda       Fonda,
Terrace Apts.  NY      24   1,029,444  12/94   10/94      100%
259,387

Highland  Boston,
House          MA        14     715,700  12/96    5/97      100%
571,829

           Boston Capital Tax Credit Fund IV L.P. - Series 22

                       PROPERTY PROFILE AS OF MARCH 31, 2000

Continued
---------
                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of      Acq.   Const   Occupancy
thru
Name       Location   Units 12/31/99    Date    Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
-----------
Kimbark     Longmont,
1200 Apts.     CO      48  $1,987,557   9/95    12/95    100%
$  321,843

Kingsway     Swedsboro,
Apartments     NJ      36   1,479,268   7/95     6/95    100%
46,290

Lake City    Lake City,
Apartments     PA      44   1,170,009   8/98     6/98    100%
240,900

Lake Street  Girard,
Apartments     PA      32   1,359,202   4/95     9/95    100%
342,369

Lost Tree    Branson,
Apartments     MO      88   1,598,596   4/95     6/95    100%
474,948

Maplewood    Sacramento,
Apartments     KY      12     434,920   8/95     9/95    100%
110,881

Marksville   Marksville,
Square Apts.   LA      32     961,913   1/95     1/96    100%
268,848

Neshoba      Philadelphia,
County Apts.   MS      25     848,634   7/95     8/95    100%
251,411

Philadelphia Philadelphia,
Square Apts.   MS      16     543,126   7/95     8/95    100%
149,950

Quankey     Halifax,
Hills Apts.    NC      24   1,013,547   1/95     3/95    100%
200,496

Richmond    Richmond,
Square Apts.   MO      32     905,854  12/94     2/95    100%
818,770

Salem Wood  Salemburg,
Apartments     NC      24     961,890   1/95    12/94    100%
181,355

The Birches Old Orchard Beach,
               ME      88   2,800,000   1/95     3/96    100%
1,514,512

Troy Villa    Troy,
Apartments     MO      64   1,982,262  12/94     6/95    100%
1,810,416

                Boston Capital Tax Credit Fund IV L.P. - Series
22

                       PROPERTY PROFILE AS OF MARCH 31, 2000

Continued
---------
                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of      Acq.   Const   Occupancy
thru
Name       Location   Units 12/31/99    Date    Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
----------
Twin City     Festus,
Villa          MO      40  $1,472,862   1/95   11/95      100%
$  679,176

               Boston Capital Tax Credit Fund IV L.P. - Series 23

                      PROPERTY PROFILE AS OF MARCH 31, 2000

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of      Acq.   Const   Occupancy
thru
Name       Location   Units 12/31/99    Date    Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
----------
Apple        Edmond,
Village Apts.  OK      160  $3,895,196  11/94   3/96     100%   $
1,572,166

Bayou        Riverview,
Crossing Apts. FL      290   8,747,499   4/95   1/96     100%
4,281,054

Concordia    St. Croix,
Manor II       VI       20   1,493,059   1/95  11/95     100%
259,445

Concordia    St. Croix,
Manor III      VI       20   1,485,501   2/95  12/95     100%
264,007

Columbia     Hempstead,
Commons Apts.  NY       37   1,196,461   5/95   5/95     100%
1,501,605

Country Hill Cedar Rapids,
Apts.Phase II  IA       92   2,069,386   8/95   6/96     100%
1,981,495

Great Pines  Hurleyville,
Apts.          NY       26   1,172,547   7/95  12/95     100%
-0-

Heatheridge  Barling,
Estates **     AR       17     815,472   7/95  11/95     100%
748,240

Ithaca       Ithaca,
Apts. I        MI       28     665,898  11/95   7/95     100%
164,008

Kimbark      Longmont,
1200 Apts.     CO       48   1,987,557   9/95  12/95     100%
965,530

La Pensione  Sacramento,
K Apts.        CA      129   2,427,823   9/95  12/96     100%
2,650,580

Mathis       Mathis,
Apartments     TX       32     911,925   1/95   1/95     100%
219,045

Mid City     Jersey City,
Apartments     NJ       58   3,010,828   9/95   6/94     100%
113,679

Orange
Grove        Orange Grove,
Seniors Apts.  TX       24     668,396   5/95   2/95     100%
104,728

                Boston Capital Tax Credit Fund IV L.P. - Series
23

                       PROPERTY PROFILE AS OF MARCH 31, 2000
Continued
---------                  Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of      Acq.   Const   Occupancy
thru
Name       Location   Units 12/31/99    Date    Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
---------- Philmont     Philmont,
Terrace Apts.  LA       32  $1,492,800   5/95   5/95      100%  $
370,750

Riverview    St. Louis,
Apartments     MO       42   1,150,192   8/95  12/95      100%
1,160,308

South Hills  Bellevue,
Apartments     NE       72   1,869,072   6/95   2/96      100%
1,686,354

St. Peters   St. Peters,
Villa          MO       54   1,879,376   7/95   3/96      100%
1,495,685

The Birches  Old Orchard Beach,
               ME       88   2,800,000   1/95   3/96      100%
1,399,532

Twin City    Festus,
Villa          MO       40   1,472,862   2/95  11/95      100%
679,176

Village      Kansas City,
Woods Est.     KS       45   1,604,506   5/95  12/95      100%
1,704,928

Vinsett      Van Buren,
Estates **     AR       10          **   7/95  11/95      100%
**

Woodland     Roland,
Hills          OK       10     313,347   7/95   6/95      100%
274,540



**  Two properties which make up one Operating Partnership named
Barlee
Properties L.P. with 27 units. Entire mortgage balance and contributions are listed with Heatheridge Estates.









                                     12
                Boston Capital Tax Credit Fund IV L.P. - Series
24

                       PROPERTY PROFILE AS OF MARCH 31, 2000

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99   Date     Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
----------   Autumn Ridge  Shenandoah
Apartments     VA       34 $1,537,580   7/96    1/97      100%  $
319,466

Brooks      Blue Ridge,
Summit Apts.   GA       36  1,115,926  12/95   11/96      100%
223,280

Brownsville Brownsville,
Apartments     TN       36  1,201,363   9/95    9/95      100%
267,091

Century
East        Bismark,
Apts. IV       ND       24    630,027   8/95    8/95      100%
399,962

Century     Bismark,
East V Apts.   ND       24    630,027  11/95    9/95      100%
399,962

Centenary
Towers      St. Louis
Apts.          MO      100  2,667,500   5/97   12/97      100%
679,577

Cooper's    Irving,
Crossing       TX       93  3,598,396   6/96   12/95      100%
848,708

Edenfield   Millen,
Apartments     GA       48  1,289,013   1/96   12/96      100%
314,827

Elm Street  Yonkers,
Apartments     NY       35  2,004,062   1/96    1/96      100%
407,601

Heritage    Coolidge,
Glen Apts.     AZ       28  1,133,242   4/96    4/96      100%
373,388

Hillridge   Los Lunas,
Apartments     NM       38  1,212,720   8/96    6/96      100%
954,007

Lake        Fargo,
Apartments I   ND       24    610,275   8/95    7/95      100%
399,962

Lakeway     Zwolle,
Apartments     LA       32    870,761  11/95    4/96      100%
110,902

Laurelwood  High Point,
Park Apts.     NC      100  2,379,294   2/96   10/96      100%
2,120,403

Madison Park Boston,
IV Apts.       MA      143  7,675,615   5/96    3/97       97%
1,155,884

                Boston Capital Tax Credit Fund IV L.P. - Series
24

                       PROPERTY PROFILE AS OF MARCH 31, 2000

Continued
---------
                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99   Date     Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
---------- New Hilltop Laurens,
Apartments     SC       72 $1,707,140  11/95   11/95      100%  $
450,039

North       Columbia,
Hampton Pl.    MO       36    833,077  11/95    3/96      100%
1,002,996

Northfield   Jackson,
Housing, L.P.  MS        5    192,872  12/96    9/96      100%
217,266

Pahrump      Pahrump,
Valley Apts.   NV       32  1,395,394   7/96    7/96      100%
335,225

Park Meadow  Gaylord,
Apartments     MI       80  1,886,180   9/95    4/97      100%
1,753,158

Shadowcreek  Overton,
Apartments     NV       24  1,226,891   6/96    9/96      100%
361,320

Stanton      Stanton,
Village Apts.  TN       40  1,211,348   9/95    9/95      100%
279,730

Woodlands     Elko,
Apartments     NV       24  1,135,432  11/95    9/95      100%
269,867

Wyandotte     Los Angeles,
Apartments     CA       73  3,358,488   4/96    2/97      100%
952,329

                Boston Capital Tax Credit Fund IV L.P. - Series
25

                       PROPERTY PROFILE AS OF MARCH 31, 2000

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99   Date     Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
---------- Dogwood    Athens,
Park Apts.    GA       127 $2,607,943  12/95    10/96      100%
$3,538,760

Dunlap     West Point,
Acres         MS        50  1,157,786   9/96     4/96      100%
229,797

Century    Bismark,
East II Apts. ND        24    548,149   8/96     6/96      100%
371,183

Clarke     Pokamoke City,
Manor Apts.   MD        30  1,222,114   2/96     4/96      100%
440,107

Hannah     Ethel,
Heights Apts. MS        28    813,620   6/96    12/96      100%
321,584

Heartland
Green      Horse Cave,
Cave          KY        24    847,336   5/96    11/96      100%
267,177

Hurricane  Hurricane,
Hills         UT        49  1,284,165   9/96     4/97      100%
2,222,394

Laurelwood High Point,
Park Apts.    NC       100  2,379,294   2/96    10/96      100%
946,539

Lenox      Manhattan,
Ave. Apts.    NY        18    546,821  10/96     9/97      100%
903,792

Madison    Boston,
Park IV       MA       143  7,675,615   5/96     3/97       97%
2,054,904

Main       New Rochelle,
Everett Apts. NY        11    624,475   6/96     1/97      100%
782,852

Maple      New Haven,
Hill          CT        32  1,088,998   2/97     2/98      100%
199,951

Mary Ryder St. Louis,
Home          MO        48    237,562   1/97     6/96      100%
1,591,573

Osborne   White Plains,
Apts.         NY         7    431,278   6/96    12/96      100%
522,325

                 Boston Capital Tax Credit Fund IV L.P. - Series
25

                       PROPERTY PROFILE AS OF MARCH 31, 2000

Continued
---------
                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99   Date     Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
----------
Rose     Connellsville,
Square        PA        11 $  397,186  10/96      2/97    100%
$  229,168

Rosewood  Bladenboro,
Estates, II   NC        16    679,594   9/96     12/96    100%
124,304

Sandstone   Great Falls,
Village       MT        48  1,210,236  11/95      8/96    100%
1,295,623

Shannon     Shannon,
Rentals       MS        48  1,265,294   4/96      1/97    100%
324,990

Smith       Roxbury,
House         MA       132  2,154,448   4/96      3/97    100%
1,008,690

Sutton   Indianopolis,
Place         IN       360  6,160,000  11/96     10/97    100%
647,751

Washington  Dayton,
Arms          OH        93  1,974,106   2/96      2/95    100%
203,859

Wyandotte  Los Angeles,
Apts.         CA        73  3,358,488   4/96      2/97    100%
1,315,122

                Boston Capital Tax Credit Fund IV L.P. - Series
26

                       PROPERTY PROFILE AS OF MARCH 31, 2000
                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of      Acq.   Const   Occupancy
thru
Name       Location   Units 12/31/99    Date    Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
----------
Academy     West Point,
Apts.         VA        32  $1,165,589   4/97     3/98   100%
$  263,722

Bradley
Estates     Meriden,
Phase I       CT        74   2,438,931   2/97    12/97   100%
671,336

Bradley
Estates     Meriden,
Phase II      CT        42   1,416,746   2/97    12/97   100%
486,861

Brookhaven  Shrevport,
Apts.         LA        35     958,345   2/97     1/97   100%
573,912

Butler      Leesville,
Estates       LA        10     173,388   8/96    10/96   100%
77,627

Calgory     Bismark,
Apts. I       ND        24     634,005   2/96    12/95   100%
414,507

Calgory     Bismark,
Apts. II      ND        24     634,520   2/96    12/95   100%
414,507

Calgory     Bismark,
Apts. III     ND        24     633,438   2/96    12/95   100%
414,507

Cameron     Cameron,
Apts.         LA        40     833,424   8/96    10/96   100%
475,965

Country     Fargo,
Edge Apts.    ND        48   1,087,556   7/97    12/97   100%
1,128,587

Devonshire  London,
II Apts.      OH        28     778,919   1/97    12/96   100%
182,070

Devonshire  W. Jefferson,
West Apts.    OH        19     540,175   1/97     1/97   100%
126,983

East Park   Dilworth,
II Apts.      MN        24     573,690   8/96     8/96   100%
525,631

Edgewood    Milledgeville,
Park Apts.    GA        61   1,500,000   5/96     1/97   100%
1,477,023

                                   17
       Boston Capital Tax Credit Fund IV L.P. - Series 26

                       PROPERTY PROFILE AS OF MARCH 31, 2000
Continued
---------
                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of      Acq.   Const   Occupancy
thru
Name       Location   Units 12/31/99    Date    Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
----------
Edgewood
Estates    Edgewood,
Apts.        TX        22   $  618,174   6/97    11/96      100%
$  173,436

Escher     Trenton,
Street SRO   NJ       104    2,459,028   4/97     5/98      100%
3,734,928

Grandview  Fargo,
Apartments    ND       36    1,170,026   8/96     8/96      100%
1,069,522

Grayson    Independence,
Manor         VA       32    1,070,064   3/98    11/98      100%
649,595

Hallman    Rochester
Court Apts.   NY       77    6,684,674   1/99     U/C       N/A
283,873

Hanover     Ashland,
Apts.         VA       40    1,282,181  11/97     4/98      100%
290,538

Hanover
Towers      Meriden,
Apts.         CT      100    4,960,114   2/97    11/97      100%
1,065,649

Hazeltine   Los Angeles,
Apts.         CA       35    1,427,113   6/96     1/97      100%
951,693

Holly
Heights    Bowling Green,
Apts.        KY        30    1,331,737   5/97     8/97      100%
362,738

Lake        Fargo,
Apts. IV      ND       24      642,070   2/96    12/95      100%
414,507

Lake        Fargo,
Apts. V       ND       24      615,303   2/96    12/95      100%
414,507

Lauderdale
County      Meriden,
Properties    MS       48    1,148,081  12/98     5/99      100%
288,705

Liberty
Village     Liberty,
Apts.         NY       32    1,740,147   1/97     5/97      100%
437,448

             Boston Capital Tax Credit Fund IV L.P. - Series 26

                       PROPERTY PROFILE AS OF MARCH 31, 2000
Continued
---------
                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of      Acq.   Const   Occupancy
thru
Name       Location   Units 12/31/99    Date    Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
----------
Little      Little Valley,
Valley Est.   NY       24 $1,150,834    1/97    4/97      100%
$  284,257

Maxton      Maxton,
Green Apts.   NC       32    970,140    9/96   12/96      100%
263,281

Madison     Miami Beach,
Apartments    FL       17  1,016,983    3/96    6/97      100%
881,664

Mason        Mason,
Manor Apts.    TN      24    930,570    2/96    1/96      100%
229,775

Mosby       Littleton,
Forest Apts.  NC       24    741,447   10/96   10/96      100%
496,753

New Hope
Bailey      De Ridder,
Apts.         LA       40    791,628    8/96    9/96      100%
455,212

Nordhoff    North Hills,
Apts.         CA       38  1,984,175    9/96    7/97      100%
1,756,175

Park Ridge  Jackson,
Apartments    TN      136  5,000,000   11/98   12/99       85%*
835,861

Powell
Valley     Jonesville,
Village      VA        34    770,212    3/98   12/98      100%
1,409,016

Southwind    Jennings,
Apts. A LDHA   LA      36    770,882    8/96   12/96      100%
428,742

T.R. Bobb   New Iberia,
Apts.         LA       30    738,492    8/96   12/96      100%
428,742

Timmons-
ville       Timmonsville,
Green Apts.   SC       32  1,071,730   10/96    2/97      100%
292,587

Tremont
Station     Tremont,
Apartments    PA       24  1,049,375    5/96   11/96      100%
349,889

              Boston Capital Tax Credit Fund IV L.P. - Series 26

                       PROPERTY PROFILE AS OF MARCH 31, 2000
Continued
---------
                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99   Date     Comp.   3/31/00
3/31/00
-----------------------------------------------------------------
----------
Village
Estates    Victoria,
Apts.        VA        32 $1,158,951    4/97   10/98     100%   $
250,517

Village
Green      Gloucester,
Apts.        VA        32  1,151,868    4/97   11/97     100%
229,902

Warrensburg Warrensburg,
Heights       MO       28  1,117,122   12/96   11/96     100%
-0-

Westside    Salem,
Apts.         AR       29  1,043,637    8/96   10/96     100%
265,020

The Willows Smithville,
Apts.         TX       32    814,335    5/96    5/96     100%
209,768


*  Property was in lease-up phase as of March 31, 2000.
U/C=Property was under construction as of March 31, 2000.

              Boston Capital Tax Credit Fund IV L.P. - Series 27

                       PROPERTY PROFILE AS OF MARCH 31, 2000

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99   Date     Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
----------
AHAB Rental
Units      Springfield,
Phase II     MO         17  $  494,868   6/97    11/97      100%
$  578,458

Angelou
Court      New York,
Apts.        NY         23     821,644  10/97     8/99      100%
1,515,042

Canisteo   Canisteo,
Manor            NY         24     892,095   4/98     4/98
100%     609,322

The Casa   San Juan
Rosa         PR         97     990,690   9/97     4/98      100%
1,232,936

Forest Glen
at Sulluy
Station
Phase II   Centreville,
Atps.        VA        119   6,701,698   8/96     6/97       87%*
1,339,550

Harrison
Heights    Harrisonville,
Apts.        MO         48   1,343,267   1/98    12/96      100%
245,516

Harbor
Towers     Meriden,
Apts.        CT        202  12,356,007   2/97    11/97      100%
2,895,280

Holly
Heights    Storm Lake,
Apts.        IA         32     497,054   4/97     8/98      100%
614,058

Lake Apts. Fargo,
II           ND         24     610,341   1/97    12/95      100%
396,024

Magnolia
Place      Gautier,
Apts.        MS         40     886,071  11/97     1/98      100%
800,027

Northrock  Topeka,
Apts.        KS         76   1,244,499   5/99      U/C       29%*
457,773

Park Crest Sherwood,
Apts.        AR        216   9,200,000  11/99     6/99      100%
115,311

              Boston Capital Tax Credit Fund IV L.P. - Series 27

                       PROPERTY PROFILE AS OF MARCH 31, 2000
Continued
---------
                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99   Date     Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
----------
Pear
Village    Leitchfile,
Apts.        KY         16  $  612,730   8/96     2/97      100%
$  488,822

Randolph  Silver Spring,
Village      MD        130   5,918,594   9/96     8/97      100%
2,240,075

Summer
Hill Sr.   Wayne,
Apts.        NJ        164   9,436,650  11/96     4/98      100%
1,800,000

Sunday     Bowling Green,
Sun Apts.    KY         30     923,588  10/96    12/96      100%
714,938


*  Property was in lease-up phase as of March 31, 2000.
U/C=Property was under construction as of March 31, 2000.

                Boston Capital Tax Credit Fund IV L.P. - Series
28

                       PROPERTY PROFILE AS OF MARCH 31, 2000
                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99   Date     Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
-----------
1374
Boston        New York,
Road L.P.     NY        15 $  545,638   2/97     6/97     100%  $
522,065

Ashberry
Manor        Bardstown,
Apts.         KY        24    643,828   2/97     3/97     100%
561,330

Bienville    Ringold,
III Apts.     LA        32    962,445   2/97     2/97     100%
349,186

Blanchard    Blanchard,
Apts.         LA        32    915,706   7/97     7/97     100%
307,218

Chandler
Village      Chandler,
Apts          OK        32    910,283   4/97     7/97     100%
255,639

Cottonwood   Cottonwood,
Apts.         LA        24    737,514   7/97     7/97     100%
243,258

Cottonwood   Holly Grove,
Apts.         AR        24    935,934   2/97     4/97     100%
254,856

Evangeline   Lake Arthur,
Apts.         LA        32    973,887  11/97     1/98     100%
366,284

Fairway      Marlette,
Apts. II      MI        48  1,066,155 12/96      3/97     100%
255,353

Falcon       Rosenburg,
Pointe Apts.  TX       102  2,845,082   4/98    10/99     100%
1,477,559

Jackson
Place        Jackson,
Apts.         LA        40    976,169   7/97    10/97     100%
983,615

Mapelwood    Winnfield
Apts.         LA        40    910,659   3/98     8/98     100%
922,119

Milton
Village      Milton,
Apts.         NY        32  1,167,648   2/97     6/97     100%
1,192,184

Neighborhood
Restorations West Philadelphia,
VII           PA        72  2,448,660   2/98     2/98     100%
3,809,335
                                    23

                Boston Capital Tax Credit Fund IV L.P. - Series
28

                       PROPERTY PROFILE AS OF MARCH 31, 2000
Continued
---------                   Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99   Date     Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
-----------
Park
Plaza       West Memphis,
I & II        AR       128  $3,033,719  12/97   11/96     100%
$   553,954

Park
Village     Athens,
Apts.         TN        80   1,375,000  10/98    6/99     100%
1,992,486

Pin Oak     Bowie,
Village       MD       110   9,171,341  11/97    1/96     100%
3,804,585

Southern
Villa       Russellville
Apts.         KY        32   1,341,590  11/97    4/98     100%
318,500

Randolph    Silver Spring,
Village       MD       130   5,918,594  12/97    8/97     100%
909,471

Sand Lane
Manor       Henderson,
Apts.         KY        24     685,635   8/97    4/98     100%
556,478

Senior
Suites of   Chicago,
Chicago       IL        84   4,120,869  12/97   12/98     100%
3,176,031

Sumner      Hartford,
House         CT        79   1,145,070   1/98    7/98     100%
2,009,266

Terraceview
Townhomes   Litchfield
Apts.         MN        22     795,377   7/97   10/97     100%
726,402

Tilghman    Dunn,
Square        NC        20     809,340  11/97   10/97     100%
307,605

Wellston
Village     Wellston,
Apts.         OK        14     375,820   4/97    8/97     100%
107,258

Yale
Village     Yale,
Apts.         OK         8     109,181   2/98    7/98     100%
69,341


                Boston Capital Tax Credit Fund IV L.P. - Series
29

                       PROPERTY PROFILE AS OF MARCH 31, 2000

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99   Date     Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
----------
The
Arbor      Jackson,
Park Apts.   MS       160 $5,690,000   12/96   6/98      100%
$2,809,826

The        Richmond,
Arbors        VA       85  2,944,098    7/97  11/98      100%
1,869,683

Barrington
Cove       Barrington,
Apts.         RI       60  2,087,747    4/97   5/97      100%
3,449,887

Bent
Tree       Jacksboro,
Apts.         TX       24    610,501   12/97   1/98      100%
161,552

Colonial   Poplarville,
Apts.         MS       16    395,540   10/97   7/97      100%
86,039

Dogwood    Appomattox,
Apts.         VA       48  1,375,763   10/98   5/99      100%
630,780

Emerald
Trace      Ruston,
Apts.         LA       48    982,709    8/98   4/99      100%
981,089

Edgewood   Baker,
Apts.         LA       72  2,000,000    3/97   9/98      100%
1,856,539

Glenbrook  Saint Jo,
Apts.        TX        24    517,778   12/97   3/97      100%
145,871

Harbor     Benton
Pointe     Harbor,
Apts.        MI        84  1,565,000    1/99   10/99      98%*
2,940,373

The
Lincoln    San Diego,
Hotel        CA        41    798,545    2/97   7/97      100%
676,576

Lombard
Heights    Springfield,
Apts.        MO        24    796,667   10/98   7/98      100%
302,808



       Boston Capital Tax Credit Fund IV L.P. - Series 29

                       PROPERTY PROFILE AS OF MARCH 31, 2000
Continued
---------
                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99   Date     Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
----------
Lutkin
Bayou      Drew,
Apts.        MS        36 $  829,254   11/97   6/97      100%
$  192,283

Nacogdoches
Plaza      Nacodgoches,
Apts.        TX        70  1,539,843    4/97   3/98      100%
2,793,695

Newcastle  Collins,
Apts.        MS        36    688,961    9/97   6/98      100%
194,259

Park
Crest      Sherwood,
Apts.        AZ       216  9,200,000    2/98   6/99      100%
3,199,520

Palmetto
Place      Benton,
Apts.        LA        40    844,130   10/98   4/99      100%
1,153,878

Pecan
Hill       Bryson,
Apts.        TX        16    389,037    8/97   1/98      100%
108,455

Regency    Poplarville,
Apts.        MS        16    459,341   10/97   7/97      100%
102,419

Rhome      Rhome,
Apts.        TX        24    521,954   12/97   2/97      100%
160,551

Westfield  Welsh,
Apts.        LA        40    878,958   11/97   8/98      100%
918,605

Willow
Point      Jackson,
Apts. III    MS       120  4,290,000   12/96   2/98      100%
2,035,596



*  Property was in lease-up phase as of March 31, 2000.



                                      26
       Boston Capital Tax Credit Fund IV L.P. - Series 30

                       PROPERTY PROFILE AS OF MARCH 31, 2000

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99   Date     Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
-----------
Byam
Village     Waterbury,
Apts.         CT        46 $1,423,170   2/97     2/98     100%
$  426,008

Country
Estates     Farmville,
Apts.         VA        24    894,398   3/98    7/99      100%
223,562

Emerald
Trace II    Ruston,     24    447,964   7/98   12/98      100%
717,594
Apts.         LA

Farewell
Mills       Lisbon,
Apts.         ME        27    793,045   8/97    3/98      100%
662,864

Hillside
Terrace     Poughkeepsie
Apts.         NY        64  1,931,755   1/99     U/C       N/A
379,628

Lakewood    Clarksville,
Apts.         VA        52  1,553,839   3/98     U/C       90%*
383,646

Lone
Oak         Graham,
Apts.         TX        64  1,543,560   8/97    9/98      100%
400,619

Mesa
Grande      Carlsbad,
Apts.         NM        72  1,791,923   2/98   12/98      100%
1,879,208

Millwood
Park        Douglasville,
Apts.         GA       172  8,360,000  12/98   11/99       71%*
631,257

New
River       Radford,
Gardens       VA        48  1,475,570  10/98    5/99      100%
630,948

Nocona
Terrace     Nocona,
Apts.         TX        36    849,597   8/97   12/98      100%
198,442

Northgate   Bryant,
Apts.         AR        20    613,592   4/99   11/99      100%
661,192

       Boston Capital Tax Credit Fund IV L.P. - Series 30

                       PROPERTY PROFILE AS OF MARCH 31, 2000
Continued
---------
                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99   Date     Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
-----------
Park Trace  Jackson,
Apts.         TN        84 $1,832,853  11/97    3/99      100%
$3,017,973

Pine
Forest      Dahlgren,
Apts.         VA        40  1,880,395   3/98    2/99      100%
477,551

Riverbend   Swanzey,
Apts.         NH        24    684,661   7/97    2/98      100%
1,313,371

Royal
Crest       Bowie,
Apts.         TX        48  1,144,782   8/97   10/98      100%
323,336

Broadway
Place       Hobbs,
Apts.         NM        32    785,000   2/98   12/98      100%
1,576,281

Trinity Life Pueblo,
Gardens       CO        44    810,542   4/99   12/99       68%*
1,443,604

Western
Trails      Council Bluffs,
Apts.         IA        30    938,637   7/98   6/99       100%
898,827

Whistle
Stop        Gentry,
Apts.         AR        27    701,357   9/97    5/98      100%
580,687





*  Property was in lease-up phase as of March 31, 2000.
U/C=Property was under construction as of March 31, 2000.








                               28
       Boston Capital Tax Credit Fund IV L.P. - Series 31

                       PROPERTY PROFILE AS OF MARCH 31, 2000

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99   Date     Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
-----------
Bent
Tree       San Angelou,
Apts.        TX       112  $ 2,800,000  12/97   7/99     100%
$3,094,971

Brittney
Square     Bowling Green,
Apts.        KY        20      646,111   7/98   7/98     100%
629,917

Canton
Manor      Canton,
Apts.        MS        32      818,546  11/97   7/98     100%
176,349

Canton
Village    Canton,
Apts.        MS        42    1,138,918  11/97   7/98     100%
236,312

Double
Springs
Manor II   Bowling Green,
Apts.        KY        25      411,900   9/98   3/99     100%
975,577

Eagles
Ridge      Decatur,
Terrace      TX        89    1,855,817  12/97   5/98     100%
388,797

Elmwood    Ellisville,
Apts.        MS        32      672,193  12/97   6/98     100%
238,610

Giles      Amelia,
Apts.        VA        16      723,946   3/98   2/99     100%
174,906

Henderson
Terrace    Bridgeport,
Apts.        TX        24      531,326  11/97   9/98     100%
103,341

Hurricane  Hurricane,
Hills        UT        28      800,000   9/97   8/98     100%
1,977,175

Madison
Height     Canton
Apts.        MS        80    2,254,907  11/97   7/98     100%
511,300


       Boston Capital Tax Credit Fund IV L.P. - Series 31

                       PROPERTY PROFILE AS OF MARCH 31, 2000
Continued
---------
                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99   Date     Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
-----------
Lakeview   City of Little Elm,
Court        TX        24  $  453,402  11/97   1/99      100%
$   65,576

Mesquite   Jacksboro,
Trails       TX        35     696,028  11/97  11/98      100%
166,404

Munjoy
South
Townhouse  Portland,
Apts.        ME       140   3,828,288   9/97  10/98       95%*
706,503

Nottoway   Blackstone,
Manor        VA        28     870,118   3/98    4/99     100%
213,144

Parktowne  Cleveland
Apts.        TN        84   1,785,786  11/97    6/98     100%
3,363,097

Park
Ridge      McKee,
Apts.        KY        22     894,368   10/97   5/98     100%
338,464

Pilot      Pilot Point,
Point Apts.  VA        40     781,667   11/97   2/99     100%
112,664

Plantation Sugar Hill,
Ridge        GA       218  12,790,000    5/98   5/99      84%*
1,647,217

Riverbend  Bedford,
Apts.        ME        28     785,487   10/97   7/98     100%
1,569,137

Roth   Mechanicsburg,
Village      PA        61   2,291,524   10/97   9/98     100%
2,664,992

Royal
Estates    Canton,
Apts.        MS        32     842,583   11/97   7/98     100%
183,641

Silver
Creek      Flat Rock
Apts.        MI       112   3,400,000    3/98   8/99     100%
4,235,275

Springs
Manor      Rawls Spring,
Apts.        MS        32     832,170   12/97   6/98     100%
320,121

       Boston Capital Tax Credit Fund IV L.P. - Series 31

                       PROPERTY PROFILE AS OF MARCH 31, 2000
Continued
---------
                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99   Date     Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
-----------
Summerdale
Commons    Atlanta,
Phase II     GA       108  $5,841,800   12/98   4/99     100%
$      -0-

Windsor
Park       Jackson,
Apts.        MS       279   7,500,000   11/97   3/99     100%
2,346,847


*  Property was in lease-up phase as of March 31, 2000.



































                               31
       Boston Capital Tax Credit Fund IV L.P. - Series 32

                       PROPERTY PROFILE AS OF MARCH 31, 2000

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99   Date     Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
-----------
Carriage
Pointe      Old Bridge,
Apts.         NJ        18  $7,992,895   1/98     1/97     100%
$3,051,011

Chardonnay  Oklahoma City,
Apts.         OK        14      84,781   1/98     1/97     100%
393,700

Cogic
Village     Benton Harbor,
Apts.         MI       136   2,456,395   4/98     7/99     100%
6,669,762

Courtside   Cottonwood,
Apts.         AZ        44     920,726   6/98     7/98     100%
1,667,188

Clear
Creek       N. Manchester,
Apts.         IN        64   1,744,318   7/98     9/99      66%*
1,551,824

Columbia    Dallas,
Luxar         TX       125   2,717,133   8/98    12/99      89%*
3,157,685

Colony Park Pearl,
Apts.         MS       192   8,000,000   6/98    12/99      86%*
2,441,381

Gilette     Sayreville,
Manor         NJ       100          **   1/98     1992     100%
**

Hallman     Rochester,
Court Apts.   NY        77   6,684,674   1/99      U/C      N/A
232,259

Martinsville Dallas,
Apts.         TX       125     222,840   8/98      U/C      N/A
300,026

Parkside   Shelbyville,
Plaza Apts    KY        39         -0-   7/99      U/C      N/A
783,270

Park
Ridge       Jackson,
Apts.         TN       136   5,000,000  11/98    12/99      85%*
1,637,102

Park
Village     Athens,
Apts.         TN        80   1,375,000  10/98     6/99     100%
1,503,103

Pearlwood   Pearl,
Apts.         MS        40     927,124   2/98     5/98     100%
745,648

        Boston Capital Tax Credit Fund IV L.P. - Series 32

                       PROPERTY PROFILE AS OF MARCH 31, 2000
Continued
---------
                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99   Date     Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
-----------
Pecan       Natchitoches,
Manor Apts.   LA        40 $   456,243   7/98    10/98     100%
$1,501,914

Pineridge   Franklinton,
Apts.         LA        40     490,193   7/98     1/99     100%
1,497,889

Sterling    Independence,
Creek Apts.   MO        48     333,820   5/98      U/C      N/A
1,693,431

Woodhaven   S. Brunswick,
Apts.         NJ        80         **    1/98     1995     100%
**





*  Property was in lease-up phase as of March 31, 2000.
** 3 properties which make up one Operating Partnership named
FFLP Associates
   LP with 194 units. Entire mortgage balance and capital contributions paid reported with Carriage Pointe Apartments LP.

U/C=Property was under construction as of March 31, 2000.

       Boston Capital Tax Credit Fund IV L.P. - Series 33

                       PROPERTY PROFILE AS OF MARCH 31, 2000

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99   Date     Comp.   3/31/00
3/31/00
-----------------------------------------------------------------
-----------
Bradford
Park        Southhaven,
Apts.         MS       208 $9,790,000  10/98    12/99      88%*
$  270,740

Bradford
Square      Jefferson City,
North Apts.   TN        50  1,066,247  10/98     9/99      36%*
1,193,368

Carriage
Pointe      Old Bridge,
Apts.         NJ        18  7,992,895   3/98     1/97     100%
3,051,011

Columbia    Dallas,
Luxar         TX       125  2,717,133   8/98    12/99      89%*
3,157,685

Foxridge    Durham,
Apts.         NC        92  2,785,903   3/98     7/99     100%
3,103,038

Gilette     Sayreville,
Manor         NJ       100         **   1/98     1992     100%
**

Harbor      Benton Harbor,
Pointe Apts.  MI        84  1,565,000   1/99    10/99      98%*
1,060,134

Merchant    Dallas,
Court Apts.   GA       192  5,044,603  10/98    12/99      66%*
1,937,781

Northrock   Topeka,
Apts.         KS        76  1,244,499   5/99      U/C      29%*
850,150

Stearns-   Millinocket,
Assisted Apts.  ME      20        -0-  12/99      U/C      N/A
-0-

Stonewall
Retirement  Stonewall,
Village       LA        40    579,543   7/98     1/99     100%
1,495,966

Woodhaven   S. Brunswick,
Apts.         NJ        80         **   1/98     1995     100%
**

*  Property was in lease-up phase as of March 31, 2000.
** 3 properties which make up one Operating Partnership named
FFLP Associates
   LP with 194 units. Entire mortgage balance and capital contributions paid reported with Carriage Pointe Apartments LP.
U/C=Property was under construction as of March 31,2000.

                Boston Capital Tax Credit Fund IV L.P. - Series
34

                       PROPERTY PROFILE AS OF MARCH 31, 2000

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99   Date     Comp.   3/31/00
3/31/00
-----------------------------------------------------------------
-----------
Abby Ridge Elizabethtown
Apts.         KY        24 $      -0-   2/00      1/00     12%*
$  158,508

Allsion     Mt. Washington,
Apts.         KY        24    949,885  11/98      1/99    100%
841,513

Belmont
Affordable
Housing Two Philadelphia,
Apts.         PA        20    541,844   1/99     12/99    100%
1,820,797

Boerne
Creekside   Boerne,
Apts.         TX        71  1,037,159  11/98       U/C     N/A
1,745,073

Bradford    Southaven,
Park Apts.    MS       208  9,790,000   3/99     12/99     88%*
2,564,238

Hillside
Club       Bear Creek Township,
Apts.         MI        55  1,750,912  10/98     12/99    100%
1,705,192

Howard     Florida City
Park  Apts    FL        16    329,144   4/99     12/99    100%
532,771

Kerrville
Meadows     Kerrville,
Apts.         TX        72  1,612,000  11/98      4/00     57%*
1,764,968

Merchant
Court       Dallas,
Apts.         GA       192  5,044,603  10/98     12/99     66%*
3,775,018

Millwood
Park        Douglasville,
Apts.         GA       172  8,360,000  12/98     11/99     72%*
1,215,874

Northwood   Leitchfield,
Homes Apts    KY        24    827,675   4/99      6/99    100%
1,173,855

Romeo
Village     Montour Falls,
Apts.         NY        24  1,023,444  10/98      4/99    100%
682,928

       Boston Capital Tax Credit Fund IV L.P. - Series 34

                       PROPERTY PROFILE AS OF MARCH 31, 2000
Continued
---------
                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99   Date     Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
-----------
Summer      Jackson
Park Apts.    MS       216 $10,550,000 10/99      U/C      21%* $
523,045

Washington  Houston
Courtyards    TX        74     122,252  8/99      U/C      N/A
1,112,701








*  Property was in lease-up phase as of March 31, 2000.
U/C=Property was under construction as of March 31, 2000.


























                               36
       Boston Capital Tax Credit Fund IV L.P. - Series 35

                       PROPERTY PROFILE AS OF MARCH 31, 2000

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99   Date     Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
-----------
Ashton
Cove        Kingsland,
Apts.         GA        72 $1,240,000   1/00      U/C     N/A
$1,651,680

Autumn      Dickson,
Park Apts.    TN       104  5,000,000   4/99    12/99     37%*
1,463,162

Brazoswood  Clute,
Apts.         TX        72  2,000,000   7/99      U/C     N/A
2,550,000

Country
Walk        Mulvane,
Apts.         KS        68  2,055,000  12/98    11/99     91%*
1,752,266

Cypress
Pointe
Retirement  Casa Grande,
Apts.         AZ       104  2,465,604   4/99     3/00     19%*
2,351,528

Garden
Gates       New Caney,
Apts. II      TX        32    457,425   3/99      U/C      0%*
803,438

Hillside
Terrace     Poughkeepsie,
Apts.         NY        64  1,931,755   4/99      U/C     N/A
2,783,938

Riverwalk
Apt. Homes, Sheboygan,
Phase II      WI        20    427,347  12/98     7/99     100%
1,354,092

Washington  Houston,
Courtyards    TX        74    122,252   8/99      U/C     N/A
465,598

Wedgewood   Evans,
Park Apts.    GA       180  5,475,000  12/99      U/C     N/A
1,909,822



*  Property was in lease-up phase as of March 31, 2000.
U/C=Property was under construction as of March 31, 2000.



                                      37

       Boston Capital Tax Credit Fund IV L.P. - Series 36

                       PROPERTY PROFILE AS OF MARCH 31, 2000

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99   Date     Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
-----------
Annadale    Fresno,
Apts.         CA       222 $       -0-  1/00     6/90    100%
$  548,563

Ashton      Jackson,
Ridge         MI       144         -0-  2/00      U/C     N/A
886,166
Farmington  Aloha,
Meadows Apts  OR        69   3,959,303  8/99     11/99   100%
530,154

Nowata      Nowata,
Village       OK        28   1,165,630  8/99      2/00    82%*
216,226

Paris       Paris,
Place Apts.   KY        32         -0- 12/99      U/C     N/A
-0-

Riverview   Cystal City,
Bend Apts.    MO        94   3,400,000 11/99      3/00    94%*
725,768

Senior Suites
Of Chicago
Washington  Chicago,
Heights       IL        85         -0- 12/99      U/C     N/A
1,682,317

Valleyview  Branson
Estates     West,
Apts.         MO        32         -0- 11/99      U/C     N/A
784,073

Wedgewood   Evans,
Park Apts.    GA       180   5,475,000 12/99      U/C     N/A
1,909,822

Willowbrook  Lafayette,
Apts.         LA        40     747,433  6/99     9/99    100%
1,081,580

Wingfield   Kinder,
Apts.         LA        40     910,438  6/99     7/99    100%
1,398,944




*  Property was in lease-up phase as of March 31, 2000.
U/C=Property was under construction as of March 31, 2000.



                                      38
       Boston Capital Tax Credit Fund IV L.P. - Series 37

                       PROPERTY PROFILE AS OF MARCH 31, 2000

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99   Date     Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
-----------
Ashton      Blackman
Ridge       Township,  144 $      -0-   02/00      U/C     N/A
$ 3,584,904

Baldwin     Pontiac,
Villas Apts.  MI        65  5,600,000   10/99      U/C     N/A
-0-

Summer      Jackson,
Park Apts.    MS       216 10,550,000   10/99      U/C     21%*
1,731,120

Senior
Suites of
Washington  Chicago,
Heights       IL        85        -0-   12/99      U/C     N/A
-0-

Stearns
Assisted    Millinocket,
Apts.         ME        20        -0-   12/99      U/C     N/A
-0-



*  Property was in lease-up phase as of March 31, 2000.
U/C=Property was under construction as of March 31, 2000.





















                                       39

       Boston Capital Tax Credit Fund IV L.P. - Series 38

                       PROPERTY PROFILE AS OF MARCH 31, 2000

                           Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99   Date     Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
-----------
Cushing
Place       Cushing,
Apts.         OK        24 $     -0-    3/00      U/C     N/A
$  282,593

Hammond
Place       Hammond,
Apts.         LA        40       -0-    3/00      U/C     N/A
1,279,756

Willowbrook
II          Lafayette,
Apts.         LA        40       -0-    3/00      U/C     N/A
976,349


U/C=Property was under construction as of March 31, 2000.




























                                      40

Item 3.   Legal Proceedings

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.














































                               41

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

     (b)  Approximate number of security holders
          As of March 31, 2000, the Fund has 31,893 BAC holders for an aggregate of 57,660,659 BACs, at a subscription price of $10 per
          BAC, received and accepted.

          The BACs were issued in series.  Series 20 consists of
2,394
          investors holding 3,866,700 BACs, Series 21 consists of
1,205
          investors holding 1,892,700 BACs, Series 22 consists of
1,682
          investors holding 2,564,400 BACs, Series 23 consists of
2,151
          investors holding 3,336,727 BACs, Series 24 consists of
1,335
          investors holding 2,169,878 BACs, Series 25 consists of
1,819
          investors holding 3,026,109 BACs, Series 26 consists of
2,423
          investors holding 3,995,900 BACs, Series 27 consists of
1,394
          investors holding 2,460,700 BACs, Series 28 consists of
2,127
          investors holding 4,000,738 BACs, Series 29 consists of
2,323
          investors holding 3,991,800 BACs, Series 30 consists of
1,370
          investors holding 2,651,000 BACs, Series 31 consists of
2,142
          investors holding 4,417,857 BACs, Series 32 consists of
2,382
          investors holding 4,754,198 BACs, Series 33 consists of
1,282
          investors holding 2,636,533 BACs, Series 34 consists of
1,766
          investors holding 3,529,319 BACs, Series 35 consists of
1,686
          investors holding 3,300,463 BACs, Series 36 consists of
1,282
          investors holding 2,106,837 BACs, Series 37 consists of
1,147
          investors holding 2,512,000 BACs, and Series 38
consists of 240
          investors holding 446,300 BACs at March 31, 2000.

     (c)  Dividend history and restriction
          The Fund has made no distributions of Net Cash Flow to its BAC
          Holders from its inception, October 5, 1993 through March 31,
          2000.

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

                                       42
          Fund allocations and distributions are described on pages 99 to
          101 of the Prospectus, as supplemented, under the caption "Sharing
          Arrangements: Profits, Credits, Losses, Net Cash Flow and
          Residuals", which is incorporated herein by reference.

          During the year ended March 31, 1999, the Fund made a return of equity distribution to the Series 27 Limited Partners in the amount of $275,000. During the year ended March 31, 2000 the Fund made a return of equity distribution to the Series 29 Limited
Partners in
          the amount of $238,040. The distributions were the result of certain Operating Partnerships not achieving their projected tax credits.

Item 6.   Selected Financial Data

     The information set forth below presents selected financial data of the
Fund. Additional detailed financial information is set forth in the audited financial statements listed in Item 14 hereof. Selected financial data for year and Periods ended March 31,

Operations       2000          1999         1998          1997
1996
----------       ----          ----         ----          ----
----
Interest
  & Other
  Income     $  3,089,965 $  4,604,150 $  4,007,240 $  2,498,953
$ 1,027,956

Share of Loss
 of Operating
 Partnerships (22,255,032) (16,178,884) (12,821,176) (10,783,903)
(5,472,852)
Operating
 Expenses      (7,491,481)  (5,902,620)  (4,654,485)  (3,283,551)
(1,839,647)
              -----------  -----------  -----------   ----------
----------
Net Income
 (Loss)      $(26,656,548)$(17,477,354)$(13,468,421)$(11,568,501)
$(6,284,543)
              ===========  ===========  ===========   ==========
==========
Net Income
 (Loss)
 per BAC     $       (.46)$       (.36)$       (.36)$       (.50)
$      (.41)
              ===========  ===========  ===========   ==========
==========

Balance Sheet    2000          1999         1998          1997
1996
-------------    ----          ----         ----          ----
----
Total Assets $478,148,369 $456,501,585 $386,072,953 $259,200,587
$180,061,938
              ===========  ===========  ===========  ===========
===========
Total
 Liabilities $ 62,060,171 $ 79,434,074 $ 79,763,815 $ 36,568,416
$ 35,541,287
              ===========  ===========  ===========  ===========
===========
Partners'
 Capital     $416,088,198 $377,067,511 $306,309,138 $222,632,171
$144,520,651
              ===========  ===========  ===========  ===========
===========
Other Data
----------
Tax Credits per BAC
for the Investors
Tax Year, the Twelve
Months Ended
December 31, 1999,
1998, 1997, 1996,
and 1995*             .78 $       .71  $        .61 $        .52
$       .35
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

     The Fund has entered into a line of credit financing agreement with Fleet National Bank whereby the Fund can borrow up to $5 million for up to 90 days to meet short-term cash needs required for the investment in certain Operating Partnerships. Under the terms of the agreement, the Fund pledges their interest in a particular Operating Partnership in order to draw funds from the line. The repayment of any draws is anticipated to be made once the Fund has received sufficient Investor proceeds. Repayments on the line are tied to specific Operating Partnerships, which are then released as collateral by the bank.

     The Fund invests in short-term tax-exempt municipal bonds to decrease the amount of taxable interest income that flows through to it's investors.
The Fund anticipates that the investments it purchases will be held to maturity, but periodically the Fund must sell investments to meet certain obligations. Many of the investments sold during the years ended March 31,
1999 and 2000 were yielding coupon rates higher than market rates. A premature sale of these investments may have resulted in realized losses, but when combined with the higher coupon yields the resulting actual yields were consistent with market rates. In selecting investments to purchase and sell, the general partner and it's advisors stringently monitor the ratings of the investments, thereby maximizing safety of principal.

Capital Resources
-----------------
     The Fund is offering BACs in a Public Offering originally declared effective by the Securities and Exchange Commission on December 16, 1993. The
Fund received and accepted subscriptions for $576,307,500 representing
57,660,659 BACs from investors admitted as BAC Holders in Series 20 through 38 of the Fund. As of March 31, 2000 the Fund is continuing to offer BACs in
Series 38.

     (Series 20). The Fund commenced offering BACs in Series 20 on January
21, 1994. The Fund received and accepted subscriptions for $38,667,000 representing 3,866,700 BACs from investors admitted as BAC Holders in Series 20. Offers and sales of BACs in Series 20 were completed and the last of the BACs in Series 20 were issued by the Fund on June 24, 1994.

     During the fiscal year ended March 31, 2000, none of Series 20 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2000 proceeds from the offer and sale of BACs in Series 20 had been used to invest in 24 Operating Partnerships in an aggregate amount of $28,614,472 and the Fund had completed payment of all installments of its capital contributions to 23 of the Operating Partnerships. Series 20 has outstanding contributions payable to one operating partnership in the amount of $388,026 as of March 31, 2000. Of the amount outstanding, $222,120 has been advanced to the Operating Partnership. The advance will be converted to capital and the remaining contributions of $165,906 will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

     (Series 21). The Fund commenced offering BACs in Series 21 on July 5,
1994. The Fund received and accepted subscriptions for $18,927,000 representing 1,892,700 BACs from investors admitted as BAC Holders in Series 21. Offers and sales of BACs in Series 21 were completed and the last of the BACs in Series 21 were issued by the Fund on September 30, 1994.

     During the fiscal year ended March 31, 2000, none of Series 21 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2000 proceeds from the offer and sale of BACs in Series 21 had been used to invest in 14 Operating Partnerships in an aggregate amount of $13,872,728 and the Fund had completed payment of all installments of its capital contributions to 11 of the Operating Partnerships. Series 21 has outstanding contributions payable to 3 operating partnerships in the amount of $683,688 as of March 31, 2000. Of the amount outstanding, $641,540 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $42,148 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

 (Series 22).  The Fund commenced offering BACs in Series 22 on
October
12, 1994. The Fund received and accepted subscriptions for $25,644,000 representing 2,564,400 BACs from investors admitted as BAC Holders in Series 22. Offers and sales of BACs in Series 22 were completed and the last of the BACs in Series 22 were issued by the Fund on December 28, 1994.

     During the fiscal year ended March 31, 2000, the Fund used $18,190 of Series 22 net offering proceeds to pay installments of its capital contributions to 2 Operating Partnerships. As of March 31, 2000 proceeds from the offer and sale of BACs in Series 22 had been used to invest in 29 Operating Partnerships in an aggregate amount of $18,758,748 and the Fund had completed payment of all installments of its capital contributions to 25 of the Operating Partnerships. Series 22 has outstanding contributions payable to 4 operating partnerships in the amount of $538,769 as of March 31, 2000. Of the amount outstanding, $450,981 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $87,788 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

     (Series 23). The Fund commenced offering BACs in Series 23 on January
10, 1995. The Fund received and accepted subscriptions for $33,366,000 representing 3,336,727 BACs from investors admitted as BAC Holders in Series 23. Offers and Sales of BACs in Series 23 were completed and the last of the BACs in Series 23 were issued by the Fund on June 23, 1995.

     During the fiscal year ended March 31, 2000, the Fund used
$304,148
of Series 23 net offering proceeds to pay installments of its capital contributions to 3 Operating Partnerships. As of March 31, 2000 proceeds from the offer and sale of BACs in Series 23 had been used to invest in 22 Operating Partnerships in an aggregate amount of $24,352,278 and the Fund had completed payment of all installments of its capital contributions to 19 of the Operating Partnerships. Series 23 has outstanding contributions payable of $458,631 as of March 31, 2000 to 4 operating partnerships, all of which has been advanced or loaned to the Operating Partnerships. The advances and loans will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

     (Series 24). The Fund commenced offering BACs in Series 24 on June 9,
1995. The Fund received and accepted subscriptions for $21,697,000 representing 2,169,878 BACs from investors admitted as BAC Holders in Series 24. Offers and Sales of BACs in Series 24 were completed and the last of the BACs in Series 24 were issued by the Fund on September 22, 1995.

     During the fiscal year ended March 31, 2000, the Fund used
$16,242
of Series 24 net offering proceeds to pay an installment of its capital contributions to 1 Operating Partnership. As of March 31, 2000 proceeds from the offer and sale of BACs in Series 24 had been used to invest in 24 Operating Partnerships in an aggregate amount of $15,980,237 and the Fund had completed payment of all installments of its capital contributions to 17 of the Operating Partnerships. Series 24 has outstanding contributions payable to 7 operating partnerships in the amount of $1,259,345 as of March 31, 2000.
Of the amount outstanding, $1,059,896 has been advanced or loaned to the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $199,449 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

     (Series 25). The Fund commenced offering BACs in Series 25 on September
30, 1995. The Fund received and accepted subscriptions for $30,248,000 representing 3,026,109 BACs from investors admitted as BAC Holders in Series 25. Offers and Sales of BACs in Series 25 were completed and the last of the BACs in Series 25 were issued by the Fund on December 29, 1995.

     During the fiscal year ended March 31, 2000, the Fund used
$158,340
of Series 25 net offering proceeds to pay installments of its capital contributions to 3 Operating Partnerships. As of March 31, 2000 proceeds from the offer and sale of BACs in Series 25 had been used to invest in 22 Operating Partnerships in an aggregate amount of $22,449,722 and the Fund had completed payment of all installments of its capital contributions to 10 of the Operating Partnerships. Series 25 has outstanding contributions payable to 12 Operating Partnerships in the amount of $2,516,436 as of March 31, 2000. Of the amount outstanding, $1,671,965 has been advanced or loaned to some of the Operating Partnerships. In addition, $20,000 has been funded into and escrow account on behalf of one of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $824,471, as well as the escrowed funds, will be released when Operating Partnerships have achieved the conditions set forth in their partnership agreements.

     (Series 26). The Fund commenced offering BACs in Series 26 on January
18, 1996. The Fund received and accepted $39,959,000 representing 3,995,900 BACs from investors admitted as BAC Holders in Series 26. Offers and sales of BACs in Series 26 were completed and the last of the BACS in Series 26 were issued by the Fund on June 14, 1996.

     During the fiscal year ended March 31, 2000, the Fund used
$1,785,708
of Series 26 net offering proceeds to pay initial and additional installments of its capital contributions to 18 Operating Partnerships. As of March 31, 2000 proceeds from the offer and sale of BACs in Series 26 had been used to invest in 45 Operating Partnerships in an aggregate amount of $29,390,860 and the Fund had completed payment of all installments of its capital contributions to 26 of the Operating Partnerships.
Series 26 has outstanding contributions payable to 19 Operating Partnerships in the amount of $2,709,059 as of March 31, 2000. Of the amount outstanding, $2,053,953 has been advanced or loaned to some of the Operating Partnerships. In addition, $359,649 has been funded into escrow accounts on behalf of other Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $295,457, as well as the escrowed funds, will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

     (Series 27). The Fund commenced offering BACs in Series 27 on June 17,
1996. The Fund received and accepted $24,607,000 representing 2,460,700 BACs from investors admitted as BAC Holders in Series
27. Offers and sales of BACs in Series 27 were completed and the last of the BACS in Series 27 were issued by the Fund on September 27, 1996.

     During the fiscal year ended March 31, 2000, the Fund used
$818,359
of Series 27 net offering proceeds to pay initial and additional installments of its capital contributions to 6 Operating Partnerships. As of March 31, 2000 proceeds from the offer and sale of BACs in Series 27 had been used to invest in 16 Operating Partnerships in an aggregate amount of
$17,881,544 and the Fund had completed payment of all installments of its capital contributions to 8 of the Operating Partnerships. Series 27 has outstanding contributions payable to 8 operating partnerships in the amount of $1,063,367 as of March 31, 2000.
Of the amount outstanding, $543,500 has been advanced to the Operating Partnerships. The advances will be converted to capital and the remaining contributions of $519,867 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

     (Series 28). The Fund commenced offering BACs in Series 28 on September
30, 1996. The Fund received and accepted $39,999,000 representing 4,000,738 BACs from investors admitted as BAC Holders in Series 28. Offers and sales of BACs in Series 28 were completed and the last of the BACS in Series 28 were issued by the Fund on January 31, 1997.

     During the fiscal year ended March 31, 2000, the Fund used
$1,195,033
of Series 28 net offering proceeds to pay installments of its capital contributions to 15 Operating Partnerships. As of March 31, 2000 proceeds from the offer and sale of BACs in Series 28 had been used to invest in 26 Operating Partnerships in an aggregate amount of $29,211,996 and the Fund had completed payment of all installments of its capital contributions to 19 of the Operating Partnerships. Series 28 has outstanding contributions payable to 7 operating partnerships in the amount of $2,484,505 as of March 31, 2000.
Of the amount outstanding, $1,477,759 has been loaned to one of the Operating Partnerships. The loan will be converted to capital and the remaining contributions of $1,006,746 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

     (Series 29). The Fund commenced offering BACs in Series 29 on February
10, 1997. The Fund received and accepted $39,918,000 representing 3,991,800 BACs from investors admitted as BAC
Holders in Series 29. Offer and sales of BACs in Series 29 were completed on June 20, 1997.

     During the fiscal year ended March 31, 2000, the Fund used
$3,670,379
of Series 29 net offering proceeds to pay installments of its capital contributions to 15 Operating Partnerships. As of March 31, 2000 proceeds from the offer and sale of BACs in Series 29 had been used to invest in 22 Operating Partnerships in an aggregate amount of $29,137,877 and the Fund had completed payment of all installments of its capital contributions to 11 of the Operating Partnerships. Series 29 has outstanding contributions payable to 11 operating partnerships in the amount of $2,060,981 as of March 31, 2000. Of the amount outstanding, $835,878 has been loaned to two of the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $1,225,103 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 30).  The Fund commenced offering BACs in Series 30 on
June 23,
 1997. The Fund received and accepted $26,490,750 representing 2,651,000 BACs from investors admitted as BAC Holders in Series
30. Offer and sales of BACs in Series 30 were completed on September 10, 1997.

     During the fiscal year ended March 31, 2000, the Fund used
$5,294,251
of Series 30 net offering proceeds to pay installments of its capital contributions to 16 Operating Partnerships. As of March 31, 2000 proceeds from the offer and sale of BACs in Series 30 had been used to invest in 20 Operating Partnerships in an aggregate amount of $19,457,338, and the Fund had completed payment of all installments of its capital contributions to 2 of the Operating Partnerships. Series 30 has outstanding contributions payable to 18 operating partnerships in the amount of $2,502,751 as of March 31, 2000. Of the amount outstanding, $341,749 has been advanced or loaned to one of the Operating Partnerships. In addition, $343,443 has been funded into escrow accounts on behalf of other Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $1,817,559, as well as the escrowed funds will be released when Operating Partnerships have achieved the conditions set forth in their partnership agreements.

     (Series 31). The Fund commenced offering BACs in Series 31 on September
11, 1997. The Fund had received and accepted $44,057,750 representing 4,417,857 BACs from investors admitted as BAC
Holders in Series 31. Offer and sales of BACs in Series 31 were completed on January 18, 1998.

     During the fiscal year ended March 31, 2000, the Fund used
$2,756,542
of Series 31 net offering proceeds to pay installments of its capital contributions to 18 Operating Partnerships. As of March 31, 2000 proceeds from the offer and sale of BACs in Series 31 had been used to invest in 26 Operating Partnerships in an aggregate amount of $32,097,437 and the Fund had completed payment of all installments of its capital contributions to 3 of the Operating Partnerships. Series 31 has outstanding contributions payable to 23 Operating Partnerships in the amount of $4,973,344 as of March 31, 2000. Of the amount outstanding, $2,481,971 has been advanced or loaned to some of the Operating Partnerships. In addition, $25,000 has been funded into an escrow account on behalf of one of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $2,466,373, as well as the escrowed funds, will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

     (Series 32). The Fund commenced offering BACs in Series 32 on January
19, 1998. The Fund had received and accepted $47,431,000 representing 4,754,198 BACs from investors admitted as BAC
Holders in Series 32. Offer and sales of BACs in Series 32 were completed on June 23, 1998.

     During the fiscal year ended March 31, 2000, the Fund used
$6,540,687
of Series 32 net offering proceeds to pay installments of its capital contributions to 13 Operating Partnerships. As of March 31, 2000 proceeds from the offer and sale of BACs in Series 32 had been used to invest in 16 Operating Partnerships in an aggregate amount of $33,695,350 and the Fund had completed payment of all installments of its capital contributions to 5 of the Operating Partnerships. Series 32 has outstanding contributions payable to 11 Operating Partnerships in the amount of $4,476,034 as of March 31, 2000. Of the amount outstanding, $144,825 has been loaned to two of the Operating Partnerships. In addition, $1,674,155 has been funded into escrow accounts on behalf of other Operating Partnerships. The loans will be converted to capital and the remaining contributions of $2,657,054, as well as the escrowed funds, will be released when Operating Partnerships have achieved the conditions set forth in their partnership agreements.

     During the fiscal year ended March 31, 1999, the Fund had purchased assignments in Bradley Phase I of Massachusetts LLC, Bradley Phase II of Massachusetts LLC, Byam Village of Massachusetts LLC, Hanover Towers of Massachusetts LLC, Harbor Towers of Massachusetts LLC and Maple Hill of Massachusetts LLC. Under the terms of the Assignments of Membership Interests dated December 1, 1998 the series is entitled to certain profits, losses, tax credits, cash flow, proceeds from capital transactions and capital account as defined in the individual Operating Agreements. The Fund utilized $1,092,847 of Series 32 net offering proceeds to invest in Operating Partnerships for this investment. These investments are reported in the Investment in Operating Limited Partnerships line item on the balance sheet.

     (Series 33). The Fund commenced offering BACs in Series 33 on June 22,
1998. The Fund received and accepted $26,362,000 representing 2,636,533 BACs from investors admitted as BAC Holders in Series
33. Offer and sales of BACs in Series 33 were completed on September 21, 1998.

     During the fiscal year ended March 31, 2000, the Fund used
$2,889,468
of Series 33 net offering proceeds to pay installments of its capital contributions to 7 Operating Partnerships. As of March 31, 2000 proceeds from the offer and sale of BACs in Series 33 had been used to invest in 10 Operating Partnerships in an aggregate amount of $17,673,585 and the Fund had not completed payment of all installments of its capital contributions to any of the Operating Partnerships. Series 33 has outstanding contributions payable to 11 Operating Partnerships in the amount of $3,272,919 as of March 31, 2000. Of the amount outstanding, $40,825 has been loaned to one of the Operating Partnerships. In addition, $1,295 has been funded into an escrow account on behalf of another Operating Partnership. The loan will be converted to capital and the remaining contributions of $3,230,799, as well as the escrowed funds, will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

     (Series 34). The Fund commenced offering BACs in Series 34 on September
22, 1998. The Fund had received and accepted $35,273,000 representing 3,529,319 BACs from investors admitted as BAC
Holders in Series 34. Offer and sales of BACs in Series 34 were completed on February 11, 1999.

     During the fiscal year ended March 31, 2000, the Fund used
$6,742,893
of Series 34 net offering proceeds to pay installments of its capital contributions to 12 Operating Partnerships. As of March 31, 2000 proceeds from the offer and sale of BACs in Series 34 had been used to invest in 14 Operating Partnerships in an aggregate amount of $25,640,408 and the Fund had not completed payment of all installments of its capital contributions to any of the Operating Partnerships. Series 34 has outstanding contributions payable the Operating Partnerships in the amount of $5,964,656 as of March 31, 2000. Of the amount outstanding, $2,166,696 has been loaned to some of the Operating Partnerships. In addition, $430,013 has been funded into escrow accounts on behalf of other Operating Partnerships. The loans will be converted to capital and the remaining contributions of $3,367,947, as well as the escrowed funds, will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

     (Series 35). The Fund commenced offering BACs in Series 35 on February
22, 1999. The Fund received and accepted $33,002,000 representing 3,300,463 BACs from investors admitted as BAC
Holders in Series 35. Offer and sales of BACs in Series 35 were completed on June 28, 1999.

     During the fiscal year ended March 31, 2000, the Fund used
$11,759,790
of Series 35 net offering proceeds to pay installments of its capital contributions to 10 Operating Partnerships. As of March 31, 2000 proceeds from the offer and sale of BACs in Series 35 had been used to invest in 10 Operating Partnerships in an aggregate amount of $22,661,750 and the Fund had completed payment of all installments of its capital contributions one of the Operating Partnerships. Series 35 has outstanding contributions payable to 11 Operating Partnerships in the amount of $5,528,412 as of March 31, 2000. Of the amount outstanding, $650,000 has been loaned to one of the Operating Partnerships.
In addition, $433,116 has been funded into escrow accounts on behalf of other Operating Partnerships. The loans will be converted to capital and the remaining contributions of $4,445,296, as well as the escrowed funds, will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

     (Series 36). The Fund commenced offering BACs in Series 36 on June 22, 1999. The Fund received and accepted $21,068,375 representing 2,106,837 BACs from investors admitted as BAC Holders in Series 36. Offer and sales of BACs in Series 36 were completed on September 28, 1999.

     During the fiscal year ended March 31, 2000, the Fund used
$7,853,791
of Series 36 net offering proceeds to pay initial and additional installments of its capital contributions to 10 Operating Partnerships. As of March 31,
2000 proceeds from the offer and sale of BACs in Series 36 had been used to invest in 11 Operating Partnerships in an aggregate amount of $15,273,148, and the Fund had completed payment of all installments of its capital contributions to one of the Operating Partnerships. Series 36 has outstanding contributions payable to 9 Operating Partnerships in the amount of $5,509,534 as of March 31, 2000. Of the amount outstanding, $2,536,505 has been loaned or advanced to some of the Operating Partnerships. In addition, $422,261 has been funded into escrow accounts on behalf of other Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $2,550,768, as well as the escrowed funds, will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

     (Series 37). The Fund commenced offering BACs in Series 37 on October 29, 1999. The Fund received and accepted $25,125,000 representing 2,512,500 BACs from investors admitted as BAC Holders in Series 37. Offer and sales of BACs in Series 37 were completed on January 28, 2000.

     During the fiscal year ended March 31, 2000, the Fund used
$6,695,081
of Series 37 net offering proceeds to pay initial and additional installments of its capital contributions to 3 Operating Partnerships. As of March 31,
2000 proceeds from the offer and sale of BACs in Series 37 had been used to invest in 5 Operating Partnerships in an aggregate amount of $13,237,736 and the Fund had not completed payment of all installments of its capital contributions to any of the Operating Partnerships. Series 37 has outstanding contributions payable to 5 Operating Partnerships in the amount of $6,239,395 as of March 31, 2000. Of the amount outstanding, $970,385 has been loaned to one of the Operating Partnerships. In addition, $291,682 has been funded into escrow accounts on behalf of another Operating Partnership. The loan will be converted to capital and the remaining contributions of $4,977,328, as well as the escrowed funds, will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

     (Series 38). The Fund commenced offering BACs in Series 38 on February 1, 2000. The Fund received and accepted $4,463,000 representing 446,300 BACs from investors admitted as BAC Holders in Series 38 as of March 31, 2000. The Fund is continuing to offer BACs in Series 38.

     During the fiscal year ended March 31, 2000, the Fund used
$2,538,698
of Series 38 net offering proceeds to pay initial and additional installments of its capital contributions to 3 Operating Partnerships. As of March 31,
2000 proceeds from the offer and sale of BACs in Series 38 had been used to invest in 3 Operating Partnerships in an aggregate amount of $3,442,898 and the Fund had not completed payment of all installments of its capital contributions to any of the Operating Partnerships. The remaining contributions of $904,200 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Results of Operations
---------------------
     The Fund incurs a fund management fee to the General Partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the
Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating
Partnerships. The annual fund management fee incurred for the fiscal years ended March 31, 2000 and 1999 was $4,169,227 and $3,702,096, respectively.
The amount is anticipated to increase in subsequent fiscal years as additional
Operating Partnerships are acquired.

    The Fund's investment objectives do not include receipt of significant cash flow distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating
Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

    As funds are utilized by the individual series for payment of fund management fees, operating expenses and capital contributions to the Operating Partnerships, it is anticipated that the combination of the "cash and cash equivalents" and "investments available for sale" amounts for each series will decrease. As a result of the reduction, it is expected that interest income reported by each series will begin to decrease after the first full year of operations. Occasionally the Fund will make interest-bearing loans to certain Operating Partnerships against contributions due for release at a later date.

The increase in total interest income reported by the Fund, from fiscal year 1998 to 1999 was primarily a result of interest reported from loans to two operating partnerships. Since interest was not earned on these loans in fiscal year 2000 there was a significant decrease in the interest reported from fiscal year 1999 to fiscal year 2000.

    (Series 20).  As of March 31, 2000 and 1999, the average
Qualified
Occupancy for the series was 99.99% and 100%, respectively. The series had a total of 24 Operating Partnerships at March 31, 2000. Out of the total, 23 were at 100% qualified occupancy.

     For the tax years ended December 31, 1999 and 1998, the series, in total, generated $2,013,533 and $2,626,847, respectively in passive income tax losses that were passed through to the investors and also provided $1.33 for both 1999 and 1998, in tax credits per BAC to the investors.

     As of March 31, 2000 and 1999, Investments in Operating Partnerships for Series 20 was $18,752,214 and $20,817,668, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the years ended March 31, 2000 and 1999, the net loss of the series was $2,401,326 and $2,811,432, respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships and the fund management fee. The decrease in loss for the current fiscal year is primarily the result of a reduction in the net loss reported by one of the Operating Partnerships in excess of $200,000 from the prior year. It is anticipated that the net loss for Series 20 will remain relatively consistent in future years since the series has finished acquiring Operating Partnerships and they are all fully operational.

     The Operating General Partner, Investment Limited Partner and the management company are working diligently to maintain a strong occupancy at Breeze Cove Limited Partnership (Breeze Cove Apartments). The average occupancy during the first quarter of 2000 remained stable at 95%. The Operating General Partner continues to encourage the management company to reduce operating expenses to establish a stable operating history so that a debt restructuring will be possible in the future. In addition, the Operating General Partner and Investment Limited Partner have funded operating deficits as needed.

     Parkside Housing Limited Partnership (Parkside Apartments) operated with a net loss during 1999 primarily as a result of capital improvements that were made during the year. None of the capital expenditures were reimbursed from the replacement reserve account but were instead funded through operations. In addition, due to low occupancy in previous years, the Operating Partnership has under-funded reserves and growing payables. However, as a result of increased marketing efforts, physical occupancy for 1999 averaged 91.2%.

     Realty & Mortgage Company, the management agent of East Douglas Apartments Limited Partnership (East Douglas Apartments), has been successful in maintaining a high occupancy rate. The physical occupancy averaged 97% for 1999 and 99% for the first quarter 2000. The property's continued strong occupancy has enabled the new management company to significantly reduce the high accounts payable balance. Currently, the partnership is seeking approval for the reimbursement from the replacement reserve account for capital expense items that were originally funded from operations.

     Virginia Avenue Affordable Limited Partnership (Kristine Apartments) has improved operations under the direction of its new management company. Occupancy has increased, rental collections have improved, and turnover has decreased. The management company plans to increase rental rates gradually over the next two months which, coupled with stabilized occupancy, should allow the property to operate at breakeven.

     (Series 21).  As of March 31, 2000 and 1999, the average
Qualified
Occupancy for the series was 99.5% and 93.9%, respectively. The series had a total of 14 properties at March 31, 2000. Out of the total, 12 were at 100%
qualified occupancy.

     For the tax years ended December 31, 1999 and 1998, the series, in total, generated $1,628,287 and $2,002,299, respectively, in passive income tax losses that were passed through to the investors and also provided $1.20 and $1.19, respectively, in tax credits per BAC to the investors.

    As of March 31, 2000 and 1999, Investments in Operating Partnerships for Series 21 was $6,653,822 and $7,984,415, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the years ended March 31, 2000 and 1999, the net loss of the series was $1,393,343 and $1,653,386, respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships, and the fund management fee. It is anticipated that the net loss will become relatively consistent in future years as the series has finished acquiring Operating Partnerships and most were in full operations as of December 31, 1999.

     Atlantic City Housing Urban Renewal Associates L.P. reported a net loss net of depreciation, which is a non-cash item, for the year ended December 31, 1999 of approximately $185,000. The property's operations were impacted by high costs for security and maintenance, while the Section 8 Rental Assistance Contract had only seen small incremental increases over the past few years. The Operating General Partner funded most of the deficits, though outstanding payables remained high. The Operating General Partner is committed to seeing through the problems by continuing to fund deficits as needed, by hiring a third party management company and by reducing expenses, especially security outlays. The new management company was contracted on June 1, 2000 and has kept the site staff in place. A local company should be in a good position to add value by providing better site supervision, better vendor relations and discounted bulk purchasing of services and supplies. In addition, most of the expense reduction is projected to come from the security line item. It is anticipated that the new management company will reduce security hours by a combination of better management of the actual security schedule and the investment in security equipment such as monitors and cameras. The Investment General Partner is monitoring the situation closely through quarterly inspections and is working with the Operating General Partner on curing the operational issues. Atlantic City Housing Urban Renewal Associates LP will continue to show deficits for the foreseeable future. Occupancy should remain stable at or about 98% as the subject property has a project based Section 8 HAP contract, which protects it from much of the market rate competition. Applicants come from an ample Housing Authority waiting list. However, the investment will remain viable only so long as the Operating General Partner is willing and able to continue to fund operating deficits.

     (Series 22).  As of March 31, 2000 and 1999, the average
Qualified
Occupancy for the series was 100%. The series had total of 29 properties at March 31, 2000, all of which were at 100% qualified occupancy.

     For the tax years ended December 31, 1999 and 1998, the series, in total, generated $1,526,421 and $1,635,853, respectively, in passive income tax losses that were passed through to the investors and also provided $1.26 and $1.25, respectively, in tax credit per BAC to the investors.

     As of March 31, 2000 and 1999, Investments in Operating Partnerships for Series 22 was $13,754,315 and $14,961,440, respectively. The decrease is primarily a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the years ended March 31, 2000 and 1999, the net loss of the series was $1,495,871 and $1,658,012, respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships and the fund management fee. It is anticipated that the net loss will be relatively consistent in future years as the series has finished acquiring Operating Partnerships and they are fully operational.

     (Series 23). As of March 31, 2000 and 1999, the average
Qualified
Occupancy for the series was 100%. The series had a total of 22 properties at March 31, 2000, all of which were at 100% qualified occupancy.

     For the tax years ended December 31, 1999 and 1998, the series, in total, generated $1,936,324 and $2,081,592, respectively, in passive income tax losses that were passed through to investors and also provided $1.31 for both 1999 and 1998 in tax credits per BAC to the investors.

     As of March 31, 2000 and 1999, Investments in Operating Partnerships for Series 23 was $20,257,128 and $21,681,096,
respectively.   The decrease is a result of the way the Fund
accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the years ended March 31, 2000 and 1999 the net loss of the series was $1,684,657 and $1,860,174, respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships and the fund management fee. It is anticipated that the net loss will be relatively consistent in future years as the series has finished acquiring Operating Partnerships and they are fully operational.

     (Series 24). As of March 31, 2000 and 1999, the average
Qualified
Occupancy for the series was 99.9% and 99.8%, respectively. The series had a total of 24 properties at March 31, 2000. Out of the total, 23 were at 100% qualified occupancy.

     For the tax years ended December 31, 1999 and 1998, the series, in total, generated $1,598,140 and $1,500,322, respectively, in passive income tax losses that were passed through to investors and also provided $1.28 and $1.27, respectively, in tax credits per BAC to the investors.

     As of March 31, 2000 and 1999, Investments in Operating Partnerships for Series 24 was $12,542,793 and $13,973,053, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the years ended March 31, 2000 and 1999 the net loss of the Series was $1,620,752 and $1,723,705, respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships and the fund management fee. It is anticipated that the net loss will be relatively consistent in future years as the series has finished acquiring Operating Partnerships and they are fully operational.

     Los Lunas Apartments Limited (Hillridge Apartments) suffered from decreased occupancy during 1999 and, as a result operated below break-even. Due to negative cash flow, debt service payments fell behind and the New Mexico Mortgage Finance Authority issued a notice of default to the Operating General Partner for non-payment of the debt service. Due to the mortgage default, the Special Limited Partner removed the Operating General Partner, however, the Operating General Partner was allowed to remain in control of property management. During a February 2000 meeting with the Investment Limited Partner and the New Mexico Mortgage Finance Authority, the former Operating General Partner was able to cure the mortgage default. However a Stipulated Order was simultaneously filed with the court allowing for the management agreement to be terminated if certain conditions, including a prompt payment of the monthly mortgage obligation were not met. As of March 31, 2000 mortgage payments were current.

     (Series 25). As of March 31, 1999 and 1998, the average
Qualified
Occupancy for the series was 99.9% and 99.6%, respectively. The series had a total of 22 properties at March 31, 2000. Out of the total, 21 were at 100%
qualified occupancy.

     For the tax year ended December 31, 1999 and 1998, the series, in total, generated $2,021,883 and $1,877,709, respectively in passive income tax losses that were passed through to investors and also provided $1.23 and $1.25, respectively, in tax credits per BAC to the investors.

     As of March 31, 2000 and 1999, Investments in Operating Partnerships for Series 25 was $18,948,606 and $20,921,953, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the years ended March 31, 2000 and 1999, the net loss of the series was $2,186,989 and $1,926,105, respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships and the fund management fee. It is anticipated that the net loss will be relatively consistent in future years as the series has finished acquiring Operating Partnerships and they are fully operational.

    (Series 26). As of March 31, 2000 and 1999, the average
Qualified
Occupancy for the series was 99.7% and 98.8%, respectively. The series had a total of 45 properties at March 31, 2000. Out of the total, 43 were at 100% qualified occupancy and 1 was in initial lease-up. The series also had 1 property that was under construction at March 31, 2000.

    For the tax years ended December 31, 1999 and 1998, the series, in total, generated $2,123,637 and $1,664,159, respectively, in passive income tax losses that were passed through to investors and also provided $1.13 and $1.00, respectively, in tax credits per BAC to the investors.

    As of March 31, 2000 and 1999, Investments in Operating Partnerships for Series 26 was $28,691,064 and $29,938,230, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the years ended March 31, 2000 and 1999 the net loss of the series was $1,784,266 and $1,719,368, respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships, the fund management fee and interest income. It is anticipated that the net loss will stabilize in future years as the Operating Partnerships stabilize operations.

     (Series 27). As of March 31, 2000 and 1999 the average Qualified Occupancy for the series was 94.7% and 91.3%, respectively. The series had a total of 16 properties at March 31, 2000. Out of the total, 14 were at 100% qualified occupancy and 1 was in initial lease-up. The series also had 1 property with multiple buildings some of which were under construction and some of which were in lease-up at March 31, 2000.

     For the tax years ended December 31, 1999 and 1998, the series, in total, generated $1,463,587 and $1,202,881, respectively, in passive income tax losses that were passed through to investors and also provided $.98 and $.68, respectively, in tax credits per BAC to the investors.

     As of March 31, 2000 and 1999, Investments in Operating
Partnerships
for Series 27 was $16,392,639 and $16,996,406. The balance was affected by

                                     58
the acquisition of 2 additional Operating Partnerships and by the way the Fund accounts for such investments, the equity method.
By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the year ended March 31, 2000 and 1999 the net loss of the series was $1,344,019 and $1,716,151, respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships, the fund management fee and interest income. It is anticipated that the net loss will fluctuate in future years until construction is completed on the Operating Partnerships and they become fully leased-up and stabilize operations.

     Centrum-Fairfax II Limited Partnership (Forest Glen at Sulley Station Phase II) experienced high payables and negative cash flow as a result of low occupancy during 1999 and the first four months of 2000. An affiliate of the Operating General Partner funded over $300,000 to cover operating deficits in 1999. The average occupancy increased from 63% in 1999 to 84% in the first quarter of 2000. Centrum Management LLC, an affiliate of the Operating General Partner, and the management agent have instituted various marketing and sales initiatives to continue to increase the occupancy. Additionally, recent staffing changes were made to place a heavier focus on tax credit qualifying the remaining unqualified units.

     (Series 28). As of March 31, 2000 and 1999, the average
Qualified Occupancy for the series was 100% and 97.7%, respectively. The series had a total of 26 properties at March
31, 2000, all of which were at 100% qualified occupancy.

     For the tax years ended December 31, 1999 and 1998, the series, in total, generated $2,357,802 and $1,193,820, respectively, in passive income tax losses that were passed through to investors and also provided $.88 and $.49, respectively, in tax credits per BAC to the investors.

     As of March 31, 2000 and 1999, Investments in Operating Partnerships for Series 28 was $29,621,967 and $32,194,655, respectively. The decrease is a result the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the year ended March 31, 2000 and 1999 the net loss of the series was $2,249,853 and $724,209, respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships, the fund management fee and interest income. It is anticipated that operations will begin to stabilize in future years as the Operating Partnerships stabilize operations.

     (Series 29). As of March 31, 2000 and 1999, the average
Qualified Occupancy for the series was 99.9% and 92.1%, respectively. The series had a total of 22 properties at March
31, 2000. Out of the total, 21 were at 100% qualified occupancy and 1 was in initial lease-up.

     For the tax years ended December 31, 1999 and 1998 the series, in total, generated $2,615,461 and $1,776,772, respectively in passive income tax losses that were passed through to investors and also provided $.84 and $.49, respectively, in tax credits per BAC to the investors.

     As of March 31, 2000 and 1999, Investments in Operating Partnerships for Series 29 was $28,738,405 and $31,006,270, respectively. The decrease is a result the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the year ended March 31, 2000 and 1999, the net loss of the series was $2,496,942 and $1,414,244, respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships, the fund management fee, general and administrative expenses and interest income. It is anticipated that the net loss will fluctuate in future years until construction is completed on the Operating Partnerships, they become fully leased-up, and stabilize operations.

    (Series 30). As of March 31, 2000 and 1999 the average Qualified Occupancy for the series was 96.3% and 83.2%, respectively. The series had a total of 20 properties at March 31, 2000. Out of the total, 16 were at 100% qualified occupancy and 2 were in initial lease-up. The series also had 1 property that was still under construction, and 1 property with multiple buildings, some of which were under construction and some of which were in lease-up at March 31, 2000.

     For the tax years ended December 31, 1999 and 1998, the series, in total, generated $1,682,856 and $562,671, respectively, in passive income tax losses that were passed through to investors and also provided $.75 and $.19, respectively, in tax credits per BAC to the investors.

     As of March 31, 2000 and 1998, Investments in Operating Partnerships for Series 30 was $20,143,589 and $18,385,611, respectively. The increase is a result of the Fund acquiring 2 additional interests in Operating Partnerships. Investments in Operating Partnerships was also affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the years ended March 31, 2000 and 1999 the net loss of the series was $1,273,296 and $304,871, respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the Fund management fee, general and administrative expenses and interest income. It is anticipated that the net loss will continue to fluctuate in future years as construction is completed on the Operating Partnerships, and they become fully leased-up and stabilize operations.

     (Series 31). As of March 31, 2000 and 1999, the average
Qualified Occupancy for the series was 99.2% and 88.3%, respectively. The series had a total of 26 properties at March
31, 2000. Out of the total 24 were at 100% qualified occupancy and 2 were in initial lease-up.

     For the tax years ended December 31, 1999 and 1998, the series, in total, generated $3,654,837 and $699,651, respectively, in passive income tax losses to pass through to the investors and also provided $.81 and $.28, respectively in tax credits per BAC to the investors.

     As of March 31, 2000 and 1999, Investments in Operating Partnerships for Series 31 was $32,353,530 and $35,524,458, respectively. The decrease is a result the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the years ended March 31, 2000 and 1999, the net loss of the series was $3,131,563 and $462,813, respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, general and administrative expenses and interest income. It is anticipated that the net loss will decrease in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships and they become fully leased-up and stabilize operations.

     (Series 32). As of March 31, 2000 and 1999, the average Qualified Occupancy for the series was 93.8% and 85.7%, respectively. The series had a total of 16 properties at March 31, 2000. Out of the total, 8 were at 100% qualified occupancy and 4 were in initial lease-up. The series also had 4 properties that were still under construction at March 31, 2000.

     For the tax years ended December 31, 1999 and 1998, the series, in total, generated $1,499,589 and $447,366, respectively, in passive income tax losses that were passed through to investors. The series also provided tax credits to the investors of $.41 for 1999 and from $.16 to $.25 for 1998 depending on the investors' date of admission.

     As of March 31, 2000 and 1999, Investments in Operating Partnerships for Series 32 was $37,641,580 and $35,492,664, respectively. The increase is a result of the Fund acquiring 2 additional interests in Operating Partnerships. Investments in Operating Partnerships was also affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the years ended March 31, 2000 and 1999, the net income
(loss) of the series was $(1,487,782) and $269,836, respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, general and administrative expenses and interest income. It is anticipated that the net loss will decrease in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships and they become fully leased-up and stabilize operations.

     (Series 33). As of March 31, 2000 and 1999 the average Qualified Occupancy for the series was 78.4% and 85.0%, respectively. The series had a total of 10 properties at March 31, 2000. Out of the total, 3 were at 100% qualified occupancy and 5 were in initial lease-up. The series also had 1 property that was still under construction, and 1 property with multiple buildings, some of which were under construction and some of which were in lease-up at March 31, 2000.

     For the tax years ended December 31, 1999 and 1998, the series, in total, generated $654,613 and $66,964 in passive income tax losses that were passed through to investors. The series also provided tax credits per BAC to the investors of $.37 for 1999 and from $.16 to $.23 for 1998 depending on the investors' date of admission.

     As of March 31, 2000 and 1999, Investments in Operating Partnerships for Series 33 was $20,996,032 and $19,871,865, respectively. The increase is a result of the Fund acquiring 2 additional interests in Operating Partnerships. Investments in Operating Partnerships was also affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the year ended March 31, 2000 and for the period ended March 31, 1999, the net income (loss) of the Series was $(705,104) and $194,098, respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, general and administrative expenses and interest income. It is anticipated that operations will continue to fluctuate in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships, and they become fully leased-up and stabilize operations.

     (Series 34). As of March 31, 2000 the average Qualified Occupancy for the series was 76.3%. The series had a total of 14 properties at March 31, 2000. Out of the total, 6 were at 100% qualified occupancy and 5 were in initial lease-up. The series also had 2 properties that were still under construction, and 1 property with multiple buildings, some of which were under construction and some of which were in lease-up at March 31, 2000. Since all of the properties acquired as of March 31, 1999 were under construction, there is no comparative information to report.

     For the tax years ended December 31, 1999 and 1998, the series, in total, generated $(659,548) and $190,488, respectively in passive income tax (losses) income that were passed through to investors. The series also provided tax credits per BAC to the investors of $.11 for the tax year ended December 31, 1999. The Series did not provide any tax credits per BAC to the investors for the tax year ended December 31, 1998.

     As of March 31, 2000 and 1999, Investments in Operating Partnerships for Series 34 was $27,688,578 and $22,247,242, respectively. The increase is a result of the Fund acquiring 5 additional interests in Operating Partnerships. Investments in Operating Partnerships was also affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the year ended March 31, 2000 and for the period ended March 31, 1999, the net income (loss) of the Series was $(699,182) and $39,949. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, general and administrative expenses and interest income. It is anticipated that operations will continue to fluctuate in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships, and they become fully leased-up and stabilize operations.

     (Series 35). As of March 31, 2000 the average Qualified Occupancy for the series was 49.3%. The series had a total of 10 properties at March 31, 2000. Out of the total, 1 was at 100% qualified occupancy and 3 were in initial lease-up. The series also had 5 properties that were still under construction, and 1 property with multiple buildings, some of which were under construction and some of which were in lease-up at March 31, 2000. Since all of the properties acquired as of March 31, 1999 were under construction, there is no comparative information to report.

     For the tax year ended December 31, 1999 the series, in total, generated $277,443 in passive income tax losses that were passed through to investors. The series also provided tax credits to the investors. Below is a summary of tax credits per BAC by month of admission.

              March           $.046
              April           $.041
              May             $.036
              June            $.032

     The series had not admitted any investors as of December 31, 1998, therefore, it does not have comparative information to report.

     As of March 31, 2000 and 1999, Investments in Operating Partnerships for Series 35 was $22,595,066 and $10,632,978, respectively. The increase is a result of the Fund acquiring 5 additional interests in Operating Partnerships. Investments in Operating Partnerships was also be affected by


                                     63
the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the year ended March 31, 2000 and for the period ended March 31, 1999 the net loss of the series was $261,604 and $6,767. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, general and administrative expenses and interest income. It is anticipated that the net loss will increase in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships, they become fully leased-up, and stabilize operations.

     (Series 36). As of March 31, 2000 the average Qualified Occupancy for the series was 96.0%. The series had a total of 11 properties at March 31, 2000. Out of the total, 4 were at 100% qualified occupancy and 2 were in initial lease-up. The series also had 5 properties that were still under construction at March 31, 2000.

     For the tax year ended December 31, 1999 the series, in total, generated $148,261 in passive income tax losses that were passed through to investors. The series also provided tax credits to the investors. Below is a summary of tax credits per BAC by month of admission.

              July            $.018
              August          $.015
              September       $.012

     The series had not admitted any investors as of December 31, 1998, therefore, it does not have comparative information to report.

     As of March 31, 2000, Investments in Operating Partnerships for Series 36 was $15,225,618. The amount is a result of the Fund acquiring 11 interests in Operating Partnerships. Investments in Operating Partnerships was also be affected by the way the Fund accounts for such investments, the equity method.
By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the period ended March 31, 2000, the net loss of the series was $304,789. The major component of the amount is the Fund's share of loss from Operating Partnerships, the fund management fee, general and administrative expenses and interest income. It is anticipated that the net loss will increase in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships, they become fully leased-up, and stabilize operations.

      Since Series 36 did not commence operations until after March 31, 1999, it does not have any comparative information to report.

     (Series 37). As of March 31, 2000 the average Qualified
Occupancy for the series was 20.8%.  The series had a total of 5 properties at March 31, 2000, 4


                                      64

of which were still under construction. The series also had 1 property with multiple buildings, some of which were under construction and some of which were in lease-up at March 31, 2000.

     For the tax year ended December 31, 1999 the series, in total, generated $9,549 in passive income tax losses that were passed through to investors, but did not generate any tax credits to pass through to the investors. The series had not admitted any investors as of December 31, 1998, therefore, it does not have comparative information to report.

     As of March 31, 2000, Investments in Operating Partnerships for Series 37 was $13,325,744. The amount is a result of the Fund acquiring
5 interests in Operating Partnerships. Investments in Operating Partnerships, was also be affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the period ended March 31, 2000 the net loss of the series was
$53,516. The major components of this amount are interest income and organization expenses. It is anticipated that the net loss will increase in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships, they become fully leased-up, and stabilize operations.

      Since Series 37 did not commence operations until after March 31, 1999, it does not have any comparative information to report.

     (Series 38). As of March 31, 2000 the series had a total of 3 properties all of which were still under construction.

     The series had not admitted any investors as of December 31, 1999, therefore, it had no passive income tax losses or tax credits to pass through to the investors for the tax year ended
December 31, 1999 or 1998.

     As of March 31, 2000, Investments in Operating Partnerships for Series 38 was $3,451,918. The amount is a result of the Fund acquiring
3 interests in Operating Partnerships. In the future, Investments in Operating Partnerships, will also be affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

     For the period ended March 31, 2000 the net loss of the series was
$81,694. The major component of this amount is organization expenses. It is anticipated that the net loss will increase in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships, they become fully leased-up, and stabilize operations.

      Since Series 38 did not commence operations until after March 31, 1999, it does not have any comparative information to report.

                                       65

Recent Accounting Statements Not Yet Adopted
--------------------------------------------
     In December 1999, the Financial Accounting Standards Board
(FASB) issued SFAS No. 136, "Transfers of Assets to a Not-For-Profit Organization or Charitable Trust that Raises of Holds Contributions for Others," and in June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedgers Activities-Deferral of the Effective Date of SFAS No. 133".

     SFAS No. 136 is generally effective for periods beginning after December 15, 1999 and SAFS 137 is effective upon issuance in June 1999.

     The Fund does not have any derivative or hedging activities and is not a not-for-profit organization. Consequently, these pronouncements are not expected to have any effect on the Fund's financial statements.

Year 2000 Compliance
--------------------
    Boston Capital and its management did not experience any computer-related problems as a result of the century date change known as the "Year 2000" or "Y2K"and therefore, there was no impact on our investors.


Item 7A.    Quantitative and Qualitative Disclosure About Market
Risk

     Not Applicable

Item 8.   Financial Statements and Supplementary Data

     The information required by this item is contained in Part
IV, Item 14
of this Annual Report on Form 10-K.
























                                     66

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

      Herbert F. Collins, age 70, is co-founder and Chairman of the Board of Boston Capital Corporation. Nominated by President Clinton and confirmed by the United States Senate, Mr. Collins served as the Republican private sector member of the Thrift Depositor Protection Oversight Board. During 1990 and 1991 he served as Chairman of the Board of Directors for the Federal Home Loan Bank of Boston, a 314-member, $12-billion central bank in New England. Mr. Collins is co-founder and past president of the Coalition for Rural Housing and Development. In the 1980s he served as Chairman of the Massachusetts Housing Policy Commission to evaluate current programs and recommend future housing policy. Additionally, he served as a member of the Board of Directors of the Metropolitan Boston Housing Partnership and on the Mitchell-Danforth Task Force, which helped structure the 1990 federal Tax Credit legislation. Mr. Collins is also a past member of the Board of Directors of the National Leased Housing Association and has served as member of the U.S. Conference of Mayors Task Force on "HUD and the Cities: 1995 and Beyond." Mr. Collins also was a member of the Fannie Mae Housing Impact Advisory Council and the Republican Housing Opportunity Caucus. He is Chairman of the Business Advisory Council, and a member of the National Council of State Housing Agencies Tax Credit Commission. Mr. Collins graduated from Harvard College. President Bush appointed him to the President's Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. He is a leader in the civic community, serving on the Boards of Youthbuild Boston, the Pine Street Inn and the I Have a Dream Foundation.

      John P. Manning, age 51, is co-founder, President and Chief Executive Officer of Boston Capital Corporation, where he is primarily responsible for strategic planning and business development. In addition to his responsibilities at Boston Capital, Mr. Manning is a proactive leader in the industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, to review and reform the Low Income Housing Tax Credit. He was the founding President of the Affordable Housing Tax Credit Coalition, is a former member of the board of the National Leased Housing Association and sits on the Advisory Board of the publication Housing and Development Reporter. During the 1980s he served as a member of the Massachusetts Housing Policy Committee, as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee, on the critical role of the private sector in the success of the Low Income Housing Tax Credit

                                                               67
Program. In 1996, President Clinton appointed him to the President's Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton also appointed Mr. Manning to the President's Export Council, which is the premiere committee comprised of major corporate CEOs to advise the President in matters of foreign trade. Mr. Manning is also a member of the Board of Directors of the John F. Kennedy Presidential Library in Boston. In the civic community, Mr. Manning is a leader, serving on the Board of Youthbuild Boston. Mr. Manning is a graduate of Boston College.

      Richard J. DeAgazio, age 55, is Executive Vice President of Boston Capital Corporation, Inc., and is President of Boston Capital Services, Inc., Boston Capital's NASD registered broker/dealer. Mr. DeAgazio formerly served on the national Board of Governors of the National Association of Securities Dealers (NASD), He currently serves as a member of the National Adjudicatory Council of the NASD. He was the Vice Chairman of the NASD's District 11 Committee, and served as Chairman of the NASD's Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also served on the NASD State Liaison Committee and the Direct Participation Program Committee. He is a founder and past President of the National Real Estate Investment Association, past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter) and the Real Estate Investment Association. Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He is on the Board of Directors of Kelmoore Investment Company and Kansas City Technologies, Inc. He is a leader in the community and serves on the Business Leaders Council of the Boston Symphony, Board of Directors of Junior Achievement of Massachusetts, the Board of Advisors for the Ron Burton Training Village and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University.

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

     Anthony A. Nickas, age 39, is Chief Financial Officer of Boston Capital Partners, Inc., and serves as Chairman of the firm's Operating Committee. Mr. Nickas is responsible for all the financial, accounting and operational functions of Boston Capital and has spent the past thirteen years in the real estate syndication and investment business. His prior responsibilities at Boston Capital included management of finance and accounting for the project development and property management affiliates. Prior to joining Boston Capital in 1987, he was Assistant Director of Accounting and Financial Reporting for the Yankee Companies, Inc., and was an Audit Supervisor for Wolf & Company of Massachusetts, P.C., a regional certified public accounting firm based in Boston. He graduated with honors from Norwich University.

  (f)  Involvement in certain legal proceedings.

     None.

     (g)  Promoters and control persons.

     None.


Item 11.  Executive Compensation
     (a), (b), (c), (d) and (e)

     The Fund has no officers or directors. However, under the terms of the
Amended and Restated Agreement and Certificate of Limited
Partnership of the
Fund, the Fund has paid or accrued obligations to the General Partner and its affiliates for the following fees during the 2000 fiscal year:

     1. An annual fund management fee based on .5 percent of the aggregate cost of all Apartment Complexes acquired by the Operating
Partnerships has
been accrued or paid to Boston Capital Asset Management Limited
Partnership.
The annual fund management fees charged to operations for the year ended March
31, 2000 was $4,169,227.

     2.  The Fund has reimbursed an affiliate of the General
Partner a total
of $351,112 for amounts charged to operations during the year ended March 31,
2000. The reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

     3.  The Fund has reimbursed affiliates of the General
Partner a total
of $454,975 for amounts charged to syndication during the year ended March
31, 2000. The reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

     4. The General Partner has the right to charge acquisition fees and expenses in connection with the purchase of Operating Partnership interests.
During the 2000 fiscal year, the Fund accrued or paid $6,512,616 of acquisition fees and expenses to the General Partner or its affiliates.

     5. Dealer Manager fees of $1,449,083 were accrued or paid to Boston
Capital Services, Inc. during the 2000 fiscal year in respect to the sale of units.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     (a)  Security ownership of certain beneficial owners.

          As of March 31, 2000, 57,660,659 BACs had been issued.
No person
          is known to own beneficially in excess of 5% of the outstanding
          BACs in any of the series.

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

          The Fund has no officers or directors. However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partner and its Affiliates during the organization and operation of the Fund. Additionally, the General
          Partner will receive distributions from the partnership if there is cash available for distribution or residual proceeds as defined in the Fund Agreement. The amounts and kinds of compensation and fees are described on page 43 of the Prospectus, as supplemented, under the caption "Compensation and Fees", which is incorporated herein by reference.  See Note B of Notes to Financial
Statements
          in Item 14 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partner and its affiliates for the period
          April 1, 1995 through March 31, 2000.

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

                                    PART IV
                                    -------
Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

     (a) 1 and 2.  Financial Statements and Financial Statement
                   Schedules

     Independent Auditors' Report

     Balance Sheets, March 31, 2000 and 1999

     Statements of Operations for the years or periods ended
     March 31, 2000, 1999, and 1998

     Statements of Changes in Partners' Capital for the years or periods ended March 31, 2000, 1999, and 1998

     Statements of Cash Flows for the years or periods ended
     March 31, 2000, 1999, and 1998

     Notes to Financial Statements, March 31, 2000, 1999, and
1998

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

    be.   Agreement of Limited Partnership of Silver Creek/MHT
Limited
          Partnership (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange
          Commission on June 30, 1999.)

    bf.   Agreement of Limited Partnership of Meridian Housing
Limited
          Partnership (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange
          Commission on June 30, 1999.)

    bg.   Agreement of Limited Partnership of Southaven Partners
I, L.P.
          (incorporated by reference from registrants current report on form
          8-j as filed with the Securities and Exchange on July
27, 1999.)

    bh.   Agreement of Limited Partnership of Athens Partners,
L.P.
          (incorporated by reference from registrants current report on form
          8-k as filed with the Securities and Exchange
Commission on July
          27, 1999.)

    bi.   Agreement of Limited Partnership of Pearl Partners,
L.P.
          (incorporated by reference from registrants current report on form
          8-k as filed with the Securities and Exchange
Commission on November
          30, 1999.)

    bj.   Agreement of Limited Partnership of Harbor Pointe/MHT
Limited
          Dividend Housing Association Limited Partnership
(incorporated by
          reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on December
28,
          1999.)

    bk.   Agreement of Limited Partnership of Level Creek
Partners, L.P.
          (incorporated by reference from registrants current
report on form
          8-k as filed with the Securities and Exchange
Commission on December
          29, 1999.)
                                      77

    bm.   Agreement of Limited Partnership of Lake City Limited
Partnership
          (incorporated by reference from registrants current report on form
          8-k as filed with the Securities and Exchange
Commission on February
          3, 2000.)

    bn.   Agreement of Limited Partnership of Pine Ridge
Apartments
          Partnership (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange
          Commission on February 9, 2000.)

    bo.   Agreement of Limited Partnership of Pecan Manor
Apartments
          Partnership (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange
          Commission on February 10, 2000.)

    bp.   Agreement of Limited Partnership of Pyramid Four
Limited
          Partnership (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange
          Commission on February 16, 2000.)

    bq.   Agreement of Limited Partnership of Lombard Partners,
L.P.
          (incorporated by reference from registrants current report on form
          8-k as filed with the Securities and Exchange
Commission on January
          26, 2000.)

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

                                     78

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

          Report on Form 8-K dated March 26, 1997, concerning the
Partnership's investment in Ethel Housing, L.P. filed with the commission on March 26, 1997.

          Report on Form 8-K dated March 26, 1997, concerning the
Partnership's investment in Los Lunas Limited Partnership filed with the commission on March 26, 1997.
                                    79
          Report on Form 8-K dated March 26, 1997, concerning the
Partnership's investment in New Devonshire West, Limited
Partnership filed with the commission on March 26, 1997.

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

                                      80

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

          Report on Form 8-K dated April 27, 1998, concerning the
Partnership's investment in Sumner House Limited Partnership filed with the commission on April 27, 1998.
                                      81

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

          Report on Form 8-K dated May 1, 1998, concerning the
Partnership's investment in Escher SRO Project LP filed with the commission on May 1, 1998.

          Report on Form 8-K dated June 30, 1999 concerning the
Partnership's investment in Silver Creek/MHT Limited Partnership filed with the commission on June 30, 1999.

          Report on Form 8-K dated June 30, 1999 concerning the
Partnership's investment in Meridian Housing Limited Partnership filed with the commission on June 30, 1999.

          Report on Form 8-K dated July 27, 1999 concerning the
Partnership's investment in Southaven Partners I, L.P. filed with the commission on July 27, 1999.

          Report on Form 8-K dated July 27, 1999 concerning the
Partnership's investment in Athens Partners, L.P. filed with the commission on July 27, 1999.

          Report on Form 8-K dated November 30, 1999 concerning the
Partnership's investment in Pearl Partners, L.P. filed with the commission on November 30, 1999.

          Report on Form 8-K dated December 28, 1999 concerning the
Partnership's investment in Harbor Pointe MHT Limited Dividend
Housing Association Limited Partnership filed with the commission on December 28, 1999.

          Report on Form 8-K dated December 29, 1999 concerning the
Partnership's investment in Level Creek Partners, L.P. filed with the commission on December 29, 1999.

          Report on Form 8-K dated January 26, 2000 concerning the
Partnership's investment in Lombard Partners, L.P. filed with the commission on January 26, 2000.


                                       82

         Report on Form 8-K dated February 3, 2000 concerning the
Partnership's investment in Lake City Limited Partnership filed with the commission on February 3, 2000.

         Report on Form 8-K dated February 9, 2000 concerning the
Partnership's investment in Pineridge Apartments Partnership filed with the commission on February 9, 2000.

         Report on Form 8-K dated February 10, 2000 concerning the
Partnership's investment in Pecan Manor Apartments Partnership filed with the commission on February 10, 2000.

         Report on Form 8-K dated February 16, 2000 concerning the
Partnership's investment in Pyramid Four Limited Partnership filed with the commission on February 16, 2000.


     (c)  Exhibits

          The list of exhibits required by Item 601 of Regulation
S-K is
          included in Item (a)(3).

     (d)  Financial Statement Schedules

          See Item (a) 1 and 2 above.

     (e)  Independent Auditors' Reports for Operating
Partnerships.

                    None
























                                      83


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

                              Boston Capital Tax Credit Fund IV
L.P.


                    By:            Boston Capital Associates IV
L.P.
                                   General Partner

                    By:            Boston Capital Associates



Date:  July 17, 2000                   By:  /s/ John P. Manning

--------------------------
                                            John P. Manning



                                       By:  /s/ Herbert F.
Collins

--------------------------
                                            Herbert F. Collins

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:

DATE:                         SIGNATURE:
TITLE:

                                                        General
Partner and
July 17, 2000            /s/ John P. Manning            Principal
Executive
                         --------------------           Officer,
Principal
                         John P. Manning                Financial
Officer and
                                                        Principal
Accounting
                                                        Officer
of Boston
                                                        Capital
Associates


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

                            FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITORS  REPORT

                     BOSTON CAPITAL TAX CREDIT FUND IV L.P.
                           Series 20 through Series 38

                             March 31, 2000 and 1999

                    Boston Capital Tax Credit Fund IV L.P. -
                           Series 20 through Series 38
                                TABLE OF CONTENTS


                                                                PAGE


INDEPENDENT AUDITORS' REPORT                                     F-3

FINANCIAL STATEMENTS
   BALANCE SHEETS                                                F-6

   STATEMENTS OF OPERATIONS                                      F-26

   STATEMENTS OF CHANGES IN PARTNERS  CAPITAL                    F-46

   STATEMENTS OF CASH FLOWS                                      F-66

   NOTES TO FINANCIAL STATEMENTS                                 F-106

SCHEDULE III - REAL ESTATE AND ACCUMULATED
   DEPRECIATION                                                  F-214


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


                          INDEPENDENT AUDITORS  REPORT

To the Partners of
Boston Capital Tax Credit Fund IV L.P.

        We have audited the accompanying balance sheets of Boston Capital Tax Credit Fund IV L.P. as of March 31, 2000 and 1999, and the related statements of operations, changes in partners capital and cash flows for the years ended March 31, 2000, 1999 and 1998 and Boston Capital Tax Credit Fund IV L.P. - Series 20 through 38 as of March 31, 2000 and Series 20 through 35 as of March 31, 1999 and the related statements of operations, partners' capital and cash flows for the years ended March 31, 2000, 1999 and 1998 for Series 20 through 29, for the years ended March 31, 2000 and 1999 and the period June 23, 1997 (date of inception) through March 31, 1998 for Series 30, for the years ended March 31, 2000 and 1999 and the period September 11, 1997 (date of inception) through March 31, 1998 for Series 31, for the years ended March 31, 2000 and 1999 and the period January 19, 1998 (date of inception) through March 31, 1998 for Series 32, for the year ended March 31, 2000 and the period June 22, 1998 (date of inception) through March 31, 1999 for Series 33, for the year ended
March  31,  2000  and  the period September 22, 1998 (date of inception) through
March 31, 1999 for Series 34, for the year ended March 31, 2000 and the period February 22, 1999 (date of inception) through March 31, 1999 for Series 35, for the period July 1, 1999 (date of inception) through March 31, 2000 for Series 36, for the period October 4, 1999 (date of inception) through March 31, 2000 for Series 37, and for the period February 22, 2000 (date of inception) through March 31, 2000 for Series 38. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain operating limited partnerships in which Boston Capital Tax Credit Fund IV L.P. owns a limited partnership interest. Investments in such partnerships comprise the following percentages: Total, 24% and 21% of the assets as of March 31, 2000 and 1999, respectively, and 27%, 28% and 22% of the partnership loss for the years ended March 31, 2000, 1999 and 1998, respectively; of the assets for Series 20 as of March 31, 2000 and 1999, 23% and 26%, respectively; of the partnership loss for Series 20 for the years ended March 31, 2000, 1999 and 1998, 30%, 25% and 11%, respectively; of the assets for Series 21 as of March 31, 2000 and 1999, 26% and 25%, respectively; of the partnership loss for Series 21 for the years ended March 31, 2000, 1999 and 1998, 18%, 15% and 10%, respectively; of the assets for Series 22 as of March 31, 2000 and 1999, 12% and 12%, respectively; of the partnership loss for Series 22 for the years ended March 31, 2000, 1999 and 1998, 9%, 8% and 8%, respectively; of the assets for Series 23 as of March 31, 2000 and 1999, 41% and

40%, respectively; of the partnership loss for Series 23 for the years ended March 31, 2000, 1999 and 1998, 36%, 38% and 28%, respectively; of the assets for Series 24 as of March 31, 2000 and 1999, 30% and 32%, respectively; of the partnership loss for Series 24 for the years ended March 31, 2000, 1999 and 1998, 38%, 35% and 31%, respectively; of the assets for Series 25 as of March 31, 2000 and 1999, 34% and 39%, respectively; of the partnership loss for Series 25 for the years ended March 31, 2000, 1999 and 1998, 41%, 41% and 37%, respectively; of the assets for Series 26 as of March 31, 2000 and 1999, 25% and 33%, respectively; of the partnership loss for Series 26 for the years ended March 31, 2000, 1999 and 1998, 32%, 34% and 28%, respectively; of the assets for Series 27 as of March 31, 2000 and 1999, 13% and 14%, respectively; of the partnership loss for Series 27 for the years ended March 31, 2000, 1999 and 1998, 21%, 9% and 10%, respectively; of the assets for Series 28 as of March 31, 2000 and 1999, 34% and 34%, respectively; of the partnership loss for Series 28 for the years ended March 31, 2000, 1999 and 1998, 41%, 45% and 12%, respectively; of the assets for Series 29 as of March 31, 2000 and 1999, 26% and 11%, respectively; of the partnership loss for Series 29 for the years ended March 31, 2000, 1999 and 1998, 11%, 16% and 31%, respectively; of the assets for Series 30 as of March 31, 2000 and 1999, 30% and 28%, respectively; of the partnership loss for Series 30 for the years ended March 31, 2000 and 1999 and for the period June 23, 1997 (date of inception) through March 31, 1998, 41%, 21% and 10%, respectively; of the assets for Series 31 as of March 31, 2000 and 1999, 35% and 32%, respectively; of the partnership loss for Series 31 for the years ended March 31, 2000 and 1999 and for the period September 11, 1997 (date of inception) through March 31, 1998, 17%, 22% and 9%, respectively; of the assets for Series 32 as of March 31, 2000 and 1999, 16% and 4%, respectively; of the partnership loss for Series 32 for the years ended March 31, 2000 and 1999 and for the period January 19, 1998 (date of inception) through March 31, 1998, 14%, 7% and 0%, respectively; of the assets for Series 33 as of March 31, 2000 and 1999, 25% and 13%, respectively; of the partnership loss for Series 33 for the year ended March 31, 2000 and for the period June 22, 1998 (date of inception) through March 31, 1999, 43% and 38%, respectively; of the assets for Series 34 as of March 31, 2000 and 1999, 11% and 5%, respectively; of the partnership loss for Series 34 for the year ended March 31, 2000 and for the period September 22, 1998 (date of inception) through March 31, 1999, 16% and 1%, respectively; of the assets for Series 35 as of March 31, 2000 and 1999, 24% and 0%, respectively; of the partnership loss for Series 35 for the year ended March 31, 2000 and for the period February 22, 1999 (date of inception) through March 31, 1999, 24% and 0%, respectively; of the assets for Series 36 as of
March 31, 2000, 19%; of the partnership loss for Series 36 for the period July 1, 1999 (date of inception) through March 31, 2000, 25%; of the assets for Series 37 as of March 31, 2000, 8%; of the partnership loss for Series 37 for the period October 4, 1999 (date of inception) through March 31, 2000, 34%; of the assets for Series 38 as of March 31, 2000, 0%; and of the partnership loss for Series 38 for the period February 22, 2000 (date of inception) through March 31, 2000, 0%. The financial statements of these partnerships were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to information relating to these partnerships, is based solely on the reports of the other auditors.

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

        In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Capital Tax Credit Fund IV
L.P. as of March 31, 2000 and 1999 and the results of its operations and its cash flows for the years ended March 31, 2000, 1999 and 1998 and Boston Capital Tax Credit Fund IV L.P. Series 20 through 38 as of March 31, 2000 and Series 20 through 35 as of March 31, 1999 and the results of their operations and their cash flows for the years ended March 31, 2000, 1999 and 1998 for Series 20 through 29, for the years ended March 31, 2000 and 1999 and the period June 23, 1997 (date of inception) through March 31, 1998 for Series 30, for the years ended March 31, 2000 and 1999 and the period September 11, 1997 (date of inception) through March 31, 1998 for Series 31, for the years ended March 31, 2000 and 1999 and the period January 19, 1998 (date of inception) through March 31, 1998 for Series 32, for the year ended March 31, 2000 and the period June 22, 1998 (date of inception) through March 31, 1999 for Series 33, for the year ended March 31, 2000 and the period September 22, 1998 (date of inception) through March 31, 1999 for Series 34, for the year ended March 31, 2000 and the period February 22, 1999 (date of inception) through March 31, 1999 for Series 35, for the period July 1, 1999 (date of inception) through March 31, 2000 for Series 36, for the period October 4, 1999 (date of inception) through March 31, 2000 for Series 37, and for the period February 22, 2000 (date of inception) through March 31, 2000 for Series 38, in conformity with generally accepted accounting principles.

        We and other auditors have also audited the information included in the related financial statement schedules listed in Form 10-K, Item 14(a) of Boston Capital Tax Credit Fund IV L.P. - Series 20 through Series 38 as of March 31, 2000. In our opinion, the schedules present fairly, in all material respects, the information required to be set forth therein, in conformity with generally accepted accounting principles.

Bethesda, Maryland
July 7, 2000
                                       F-5
To the Partners
Bennetts Pointe Limited Partnership

I have audited the accompanying balance sheets of Bennetts Pointe Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bennetts Pointe Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated March 10,2000 on my consideration of Bennetts Pointe Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.



To the Partners
Breeze Cove Limited Partnership
Madison, Wisconsin


We have audited the balance sheets of Breeze Cove Limited Partnership as of December 31, 1999 and 1998, and the related statements of loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Art audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Breeze Cove Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.


To The Partners
College Greene Rental Associates, L.P.



We have audited the accompanying balance sheet of College Greene Rental Associates, L.P. (a Limited Partnership) as of December 31, 1999 and 1998, and the related statements operations, changes in partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of College Greene Rental Associates, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



To The Partners Of
EAST DOUGLAS APARTMENTS LIMITED PARTNERSHIP
(An Illinois Limited partnership)


We have audited the accompanying balance sheets of EAST DOUGLAS APARTMENTS LIMITED PARTNERSHIP (An Illinois Limited Partnership) IHDA Development No. HFI/HTF-354 as of December 31, 1999 and 1998, and the related statements of operations partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States and the Illinois Housing Development Authority's Financial Reporting and Audit Guidelines for Mortgagors of Multifamily Housing
Developments.   Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of
material misstatement.   An audit includes examining, on a test basis, evidence
supporting the amounts and disclosures n the financial statements.   An audit
also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EAST DOUGLAS APARTMENTS LIMITED PARTNERSHIP as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic
financial statements of taken as a whole.   The accompanying supplementary
information is presented for purposes of additional analysis and is riot a required part of the basic financial statements of EAST DOUGLAS APARTMENTS LIMITED PARTNERSHIP. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, the Illinois Housing Development Authority's Financial Reporting and Audit Guidelines for Mortgagors of Multifamily Housing Developments and the Consolidated Audit Guide for Audits of HEID programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 21, 2000, on our consideration of EAST DOUGLAS APARTMENTS LIMITED PARTNERSHIP'S internal control structure compliance with specific requirements applicable to major IHDA-assisted programs and specific requirements applicable to affirmative fair housing, and specific requirements applicable to major IHDA-assisted program transactions.




To the Partners
FLORAL ACRES APARTMENTS II


We have audited the accompanying balance sheets of FLORAL ACRES APARTMENTS II, RHS PROJECT NO. 22-026721172913 as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FLORAL ACRES APARTMENTS II as of December 31, 1999 and 1998 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information presented on pages 17 through 25, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 17, 2000 on our consideration of FLORAL ACRES APARTMENTS II's internal control and a report dated February 17, 2000 on its compliance with laws and regulations applicable to the financial statements.




Shady Lane Seniors Apartments,
A Louisiana Partnership in Commendam
Mansfield, Louisiana


We have audited the accompanying balance sheets of Shady Lane Seniors Apartments, A Louisiana Partnership in Commendam (the Partnership) as of December 3 I. 1999 and 1998, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the Standards for Financial and Compliance Audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shady Lane Seniors Apartments, A Louisiana Partnership in Commendam as of December 31, 1999 and 1998. and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated March 3, 2000, on our consideration of Shady Lane Seniors Apartments, A Louisiana Partnership in Commendam's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations. contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules listed in the table of contents are presented for the purpose of additional analysis and are not a required part of the financial statements of Shady Lane Seniors Apartments, A Louisiana Partnership in Commendam. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.




To the Partners
Virginia Avenue Affordable Housing Limited Partnership


I have audited the accompanying balance sheets of Virginia Avenue Affordable Housing Limited Partnership as of December 31,1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virginia Avenue Affordable Housing Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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




To the Partners of
Better Homes for Havelock Limited Partnership
(A North Carolina Limited Partnership)


We have audited the accompanying balance sheets of Better Homes for Havelock Limited Partnership (a North Carolina Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners'
equity (deficit), and cash flows for the years then ended.     These financial
statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Better Homes for Havelock Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial
statements.   Such information has been subjected to the auditing procedures applied in the audits at the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


To the Partners
Black River Run Limited Partnership

We have audited the accompanying balance sheets of Black River Run Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black River Run Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

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


To the Partners
Liveoak Village Limited Partnership
Charlotte, North Carolina


We have audited the accompanying balance sheets of Liveoak Village Limited Partnership (an Alabama limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liveoak Village Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2000, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

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



To the Partners
Lookout Ridge Limited Partnership

We nave audited the accompanying balance sheet of Lookout Ridge Limited Partnership as of December 31, 1999, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lookout Ridge Limited Partnership as of December 31, 1999, and the results of its operations, the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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



To the Partners
Pinedale II Limited Partnership

We have audited the accompanying balance sheets of Pinedale II Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pinedale II Limited Partnership, as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

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



To the Partners
Pumphouse Crossing II Limited Partnership

We have audited the accompanying balance sheets of Pumphouse Crossing II Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pumphouse Crossing II Limited Partnership, as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditin2 procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



To the Partners of
Kimbark 1200 Associates, Limited Partnership
Longmont, Colorado

We have audited the accompanying balance sheet of Kimbark 1200 Associates, Limited Partnership, FHA Project No. 101-98011, as of December 31,1999, and the related statements of profit and loss, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis; evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kimbark 1200 Associates, Limited Partnership FHA Project No. 101-98011, as of December 31, 1999, and the results of its operations and the changes in its partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 23, 1999 on our consideration of Kimbark 1200 Associates, Limited Partnership, internal controls and reports dated February 23, 1999 on its compliance with specific requirements applicable to major HUD programs, and Fair Housing and Non-Discrimination.




To the Partners Lost Tree Limited partnership

I have audited the accompanying balance sheets of Lost Tree Limited partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.


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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lost Tree Limited partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

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



To the Partners of
Roxbury Veterans Housing Limited Partnership

We have audited the accompanying balance sheet of Roxbury Veterans Housing Limited Partnership (a Massachusetts Limited Partnership) as of December 31, 1999, and the related statements of operations, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Roxbury Veterans Housing Limited Partnership as of December 31, 1999, and the results of its operations, changes in partners1 equity, and cash flows for the year ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule of operating expenses is presented for purposes of additional analysis and is not as required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




To the Partners
Philadelphia Housing II, Limited Partnership
Philadelphia, Mississippi

We have audited the accompanying balance sheets of Philadelphia Housing II, Limited Partnership (a Mississippi limited partnership), RHS Project No. 28-050640808922 as of December 31, 1999 and 1998, and the related statements of operations, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Philadelphia Housing II, Limited Partnership, and the results of its operations and its cash flows for the years then ended in conformity with general accepted accounting principles.

Our audits were made for the purposes of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. We have prepared the Multiple Family Housing Borrower Balance Sheets (RHS Form RD 1930-8) and the Multiple Family Housing Project Budget (RHS Form RD 1930-7). Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Partners
Colonna Redevelopment Company L.P.
Hempstead, New York

We have audited the accompanying balance sheets of Colonna Redevelopment Company L.P. (a New York Limited Partnership) (the "Partnership") as of December 31, 1999 and 1998 and the related statements of operations, cash flows and partners' equity for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes' examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colonna Redevelopment Company L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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




To the Partners
Halls Ferry Apartments, L.P.

I have audited the accompanying balance sheets of Halls Ferry Apartments, L.P. as of December 31, 1999 and 1998 and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Halls Ferry Apartments, L.P. as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

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



Partners
Ithaca I Limited Partnership
Ithaca, Michigan

We have audited the accompanying balance sheet of Ithaca I Limited Partnership Rural Housing Service Project No. 26-029-383119117 as of December 31, 1999 and 1998, and the related statements of income, partners' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Rural Housing Service Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ithaca I Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partner's equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 11, 2000 on our consideration of Ithaca I Limited Partnership's internal control over financial reporting and our tests of compliance with certain provisions of laws and regulations, contracts, and grants.
Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information presented on pages 11 through 17 is presented for purposes of complying with the requirements of Rural Housing Service and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



To the Partners
MATHIS APARTMENTS, LTD.


We have audited the accompanying balance sheets of MATHIS APARTMENTS, LTD., RHS PROJECT NO. 51-005-721010606 as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MATHIS APARTMENTS, LTD. as of December 31, 1999 and 1998 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 16, 2000 on our consideration of MATHIS APARTMENTS, LTD.'s internal control and a report dated February 16, 2000 on its compliance with laws and regulations applicable to the financial statements.



To The Partners
Sacramento SPO Limited Partnership
A California Limited Partnership
600 West Broadway, #1070
San Diego, CA 92101


Independent Auditor's Report

We have audited the accompanying balance sheets of Sacramento SRO Limited Partnership, as of December 31, 1999 and 1998 and the related statements of operations and partners' capital and statements of cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sacramento SRO Limited Partnership, as of December 31, 1999 and 1998, and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.



To the Partners
South Hills Apartments, L.P.

We have audited the accompanying balance sheets of South Hills Apartments, L.P. as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing
standards.   Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of
material misstatement.   An audit includes examining, on a test basis, evidence
supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement
presentation.   We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Hills Apartments, L.P. as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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




To the partners:
Village Woods Estates, L.P.

We have audited the accompanying balance sheets of Village Woods Estates, L.P. as of December 31, 1999 and 1998, and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Village Woods Estates, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


To The Partners
Autumn Ridge Associates
Roanoke, Virginia:

We have audited the accompanying balance sheet of Autumn Ridge Associates (A Virginia Limited Partnership) as of December 31, 1999 and 1998 and the related statement of operations and partners' equity (deficit) and cash flow for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Autumn Ridge Associates as of December 31, 1999 and 1998, and the results of its operation and its cash flow for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages through 16 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



To the Partners
Brownsville Associates, Limited


We have audited the accompanying balance sheets of Brownsville Associates, Limited (a Tennessee limited partnership) d/b/a Brownsville Village Apartments, RES Project No.: 48-038-621467876, as of December 31, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for the years
then ended.    These financial statements are the responsibility of the
partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement
presentation.   We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brownsville Associates, Limited (a Tennessee limited partnership) d/b/a Brownsville Village Apartments, RES Project No.: 48-038-621467876, as of December 31, 1999 and 1998, and the results of its operations, the changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 1, 2000 on our consideration of Brownsville Associates, Limited's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

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




To The Partners
Centenary Housing Limited Partnership
St. Louis, Missouri


We have audited the accompanying balance sheet of Centenary Housing Limited Partnership (Centenary Towers Apartments, Project No. 085-35239-PM-SR-PR-WAH-
L8) as of December 31, 1999, and the related statements of profit and loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centenary Housing Limited Partnership as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 25, 2000 on our consideration of Centenary Housing Limited Partnership's internal control and reports dated January 25, 2000 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.



Partners
Coolidge-Pinal II Associates, A
Washington Limited Partnership Bellevue, Washington

We have audited the accompanying balance sheets of Coolidge-Pinal II Associates, A Washington Limited Partnership, of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coolidge-Pinal II Associates, A Washington Limited Partnership, as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report, dated February 25, 2000, on our consideration of the Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The additional information shown on pages 12 to 14 is presented for the purpose of complying with the requirements of the U.5 Department of Agriculture; Rural Housing Service, for the year ended December 31, 1999, and is not a required part of the financial statements. Such additional information, presented in Column 2 of Parts I. II and III of the Multiple Family Housing Project Budget (Form RD 1930-7), has been subjected to the auditing procedures applied in the audit of the financial statements for that year, and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole. Columns 1, 3 and 4 of Parts I, II and III and Parts IV, V and VI of the Multiple Family Housing Project Budget have not been subjected to the auditing procedures applied in the audits of the financial statements, and accordingly, we express no opinion on Columns 1, 3 and 4 of Parts I, II and III and Parts IV, V and VI of the Multiple Family Housing Project Budget.

The additional information presented on page 15 is presented for the purpose of complying with the requirements of a limited partner and is not a required part of the financial statements. Such additional information has been subjected to the auditing procedures applied in the audits of the financial statements for the years ended December 31, 1999 and 1998, and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

To the Partners
Elm Street Associates, L.P.


We have audited the accompanying balance sheets of Elm Street Associates, L.P. as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require than we plan arid perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elm Street Associates, L.P., as of December 31, 1999 and 1998, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted principles.


To the Partners of
Jeremy Associates Limited Partnership:
     I
We have audited the accompanying balance sheets of JEREMY ASSOCIATES LIMITED PARTNERSHIP (a Colorado limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital accounts and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jeremy Associates Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.



To the Partners
Los Lunas Apartments Limited Partnership dba Hillridge Apartments
Los Lunas, New Mexico

We have audited the accompanying balance sheets of Los Lunas Apartments Limited Partnership dba Hillridge Apartments as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. All information included in these financial statements is the representation of the management of Los Lunas Apartments Limited Partnership dba Hillridge Apartments. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Los Lunas Apartments Limited Partnership dba Hillridge Apartments as of December 31, 1999 and 1998 and the results of its operations, changes in partners' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 11 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




To the Partners
New Hilltop Apartments, A Limited Partnership
Columbia, South Carolina

We have audited the accompanying balance sheets of New Hilltop Apartments, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express our opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Hilltop Apartments, A Limited Partnership, as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




Partners
Shadowcreek Apartments
Elko, Nevada

We have audited the accompanying balance sheets of ShadowCreek Apartments (Project). Rural Development Case No.33-002-0880283493, as of December 31, 1999 and 1998 and the related statements of operations, changes in Project equity and Cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December31, 1999 and ~998 and the results of its operations and cash flows for the years then ended. In conformity with general accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental data included in the report (shown on pages 11 through 13) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Project for the year ended December 31, 1999. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

In accordance with GovernmentAuditing Standards, we have issued a report dated January 25, 2000, on our consideration of the Project's internal control structure and a report dated January 25, 2000 on its compliance with laws and regulations.


To the Partners
Pahrump Valley Investors
(A Wyoming Limited Partnership)
Cheyenne, WY


I have audited the accompanying balance sheets of Pahrump Valley Investors (A Wyoming Limited Partnership), USDA Rural Development Case No. 33-019-680204949, as of December 31, 1999 and 1998, and the related statements of income, partners equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pahrump Valley Investors (A Wyoming Limited Partnership) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued a report dated March 23, 2000 on my consideration of Pahrump Valley Investors' internal control structure and a report dated March 23, 2000 on its compliance with laws and regulations.



To the Partners
Stanton Associates, Limited
P.O BOX 551


We have audited the accompanying balance sheets of Stanton Associates, Limited (a Tennessee limited partnership) d/b/a Stanton Village Apartments, RHS Project
No.: 48-038-621542356, as of December 31, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's
management.   Our responsibility is to express an Opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement
presentation.   We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stanton Associates, Limited (a Tennessee limited partnership) d/b/a Stanton Village Apartments, RHS Project
No.: 48-038-621542356, as of December 31, 1999 and 1998, and the results of its operations, the changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 3, 2000 on our consideration of Stanton Associates, Limited's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

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




Partners
Woodlands Apartments
Elko, Nevada

We have audited the accompanying balance sheets of Woodlands Apartments (Project), Rural Development Case No. 33~OO4-O88O31457O, as of December 31, 1999 and 1998 and the related statements of operations, changes in Project equity and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December31, 1999 and 1998 and the results of its operations and cash flows for the years then ended, in conformity with general accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental data included in the report (shown on pages 11 through 13) are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Project for the year ended December 31, 1999. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have issued a report dated January 25, 2000, on our consideration of the Project's internal control structure and a report dated January 25, 2000, on its compliance with laws and regu1ations.



To the Partners
ZWOLLE PARTNERSHIP


We have audited the accompanying balance sheets of ZWOLLE PARTNERSHIP, RHS PROJECT NO. 22-043-721260425 as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' equity (deficit) and cash flows
for the years then ended.   These financial statements are the responsibility of
the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ZWOLLE PARTNERSHIP as of December 31, 1999 and 1998 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 16, 2000 on our consideration of ZWOLLE PARTNERSHIP's internal control and a report dated February 16, 2000 on its compliance with laws and regulations applicable to the financial statements.



The Partners
Ethel Housing, L.P.
Ethel, Mississippi


We have audited the accompanying balance sheets of Ethel Housing, L.P., RD Case No. 28-004060823417, as of December 31, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ethel Housing, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Audit Program issued by the United States Department of Agriculture, Rural Development, we have also issued a report dated February 1, 2000, on our consideration of Ethel Housing, L.P.'s internal control, and reports dated February 1, 2000, on its compliance with specific requirements applicable to major RD programs and nonmajor RD program transactions.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included on pages 12 through 19 are presented for purposes of additional analysis and are not a required part of the financial statements of Ethel Housing, L.P. Such information, except for the current budget and proposed budget columns on pages 15 through 18, on which we express no opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.





To the partners
Hurricane Hills I LC


I have audited the accompanying balance sheets of Hurricane Hills LC as of December 31, 1999, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hurricane Hills I LC as of December 31, 1999, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.



To:  The Partners
     Main Everett Housing Limited Partnership

We have audited the accompanying balance sheets of Main Everett Housing Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Main Everett Housing Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole


To the Partners
M.R.H., L.P.

We have audited the accompanying balance sheets of M.R.H., L.P. as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of M.R.H., L.P. as of December 3l, 1999 and 1998, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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




To the partners
Washington Arms Apartments
(A Limited partnership)
Dayton, Ohio

We have audited the accompanying balance sheet of HUD Project #046-NI093 of Washington Arms Apartments (a limited partnership) as of December 31, 1999, and the related statements of profit and loss, changes in partners' capital and cash
flows for the year ended December 31, 1999.     These financial statements are
the responsibility of the Project's management. Our responsibility As to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement3 referred to above present fairly, in all material respects, the financial position of HUD Project #O46-NIO93 as of December 31, 1999 and the results of its operations and its cash flows and its changes in partners' capital for the period then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 15, 2000 on our consideration of Washington Arms Apartments' internal controls and a report dated February 15, 2000 on its compliance with laws and regulations.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The additional information included in the report shown on pages 12-14 is presented for the purposes of additional analysis and is not a required part of the financial statements of HUD Project #046-N1093. Such information has been subjected to the auditing procedures applied in the audit of the financial statement and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



To:  The Partners
Osborne Housing Limited Partnership

We have audited the accompanying balance sheets of Osborne Housing Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Osborne Housing Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

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


To the Partners
Sandstone Village Limited Partnership
Great Falls, Montana



INDEPENDENT AUDITORS~ REPORT

We have audited the accompanying balance sheets of Sandstone Village Limited Partnership as of December 31, 1999 and 1998 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sandstone Village Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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


The Partners
Shannon Housing, L.P.


We have audited the accompanying balance sheets of Shannon Housing, L.P., RD Case No. 28-0410640835658, as of December 31, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shannon Housing, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Audit Program issued by the United States Department of Agriculture, Rural Development, we have also issued a report dated February 9, 2000, on our consideration of Shannon Housing, L.P. 's internal control, and reports dated February 9, 2000, on its compliance with specific requirements applicable to major RD programs and nonmajor RD program transactions.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included on pages 12 through 19 are presented for purposes of additional analysis and are not a required part of the financial statements of Shannon Housing, L.P. Such information, except for the current budget and proposed budget columns on pages 15 through 18, on which we express no opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


To the Partners of
Sutton Place Apartments
(A Limited Partnership)
Cincinnati, Ohio

We have audited the accompanying balance sheet of HUD Project #o73-55035, 073-55037, 073-55038, 073-55061 and 073-55062 of Sutton Place Apartments (a limited partnership) as of December 31, 1999, and the related statements of profit and loss, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and Consolidated Audit Guide for Audits of HUB Programs (the "Guide") issued by the U. S. Department of Rousing and Urban Development, Office of Inspector General in August 1997. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as
evaluating the overall financial statement presentation.   We believe that our
audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project #073-55035, 073-55037, 073-55038, 073-55061, 073-55062, as of December 31, 1999 and the results of its operations and its cash flows and its changes in partners' capital for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 15, 2000 on our consideration of Sutton Place Apartments' internal control and a report dated February 15, 2000 on its compliance with laws and regulations. We were engaged to conduct an audit for the purpose of
forming an opinion on the financial statements taken as a whole.    The
additional information included in the report shown on pages 13-17 is presented for the purposes of additional analysis and is not a required part of the financial statements of HUD Project #073-55035, 073-55037, 073-55038, 073-55061
and 073-55062.   Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


The Partners
West Point Housing, L.P.
West Point, Mississippi


We have audited the accompanying balance sheets of West Point Housing, L.P., RD Case No. 28-013-0640834734, as of December 31, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Point Housing, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Audit Program issued by the United States Department of Agriculture, Rural Development, we have also issued a report dated February 10, 2000, on our consideration of West Point Housing, L.P.'s internal control, and reports dated February 10, 2000, on its compliance with specific requirements applicable to major RD programs and nonmajor RD program transactions.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included on pages 13 through 20 are presented for purposes of additional analysis and are not a required part of the financial statements of West Point Housing, L.P. Such information, except for the current budget and proposed budget columns on pages 16 through 19, on which we express no opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

To The Partners
200 East Avenue Associates, L.P.


We have audited the accompanying balance sheet of 200 East Avenue Associates L.P (a limited partnership) as of December 31, 1999 and the related statements of operations and partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 200 East Avenue Associates, L.P. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




To the Partners
A.V.A. Limited Partnership
Charlotte, North Carolina


We have audited the accompanying balance sheets of A.V.A. Limited Partnership (a Virginia limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A.V.A. Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2000, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

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


To the Partners
Beckwood Manor One Limited Partnership

We have audited the accompanying balance sheets of Beckwood Manor One Limited Partnership, RD Project No. 03-025-710677259 (the Partnership), as of December 31, 1999 and 1998 and the related statements of profit (loss), changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beckwood Manor One Limited Partnership as of December 31, 1999 and 1998, and its results of operations, changes in partners' equity (deficit), and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated March 2, 2000 on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.



To the Partners
CAMERON APARTMENTS PARTNERSHIP
A LOUISIANA PARTNERSHIP IN COMMENDAM


We have audited the accompanying balance sheets of CAMERON APARTMENTS PARTNERSHIP, A LOUISIANA PARTNERSHIP IN COMMENDAM as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CAMERON APARTMENTS PARTNERSHIP, A LOUISIANA PARTNERSHIP IN COMMENDAM as of December 31, 1999 and 1998 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made primarily for the purpose of forming an opinion on the basic financial statements for the years ended December 31, 1999 and 1998 taken as a whole. The supplemental information on pages 18 and 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures performed on the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


To the Partners
Decro Nordhoff, L.P.

We have audited the accompanying balance sheets of Decro Nordhoff, L.P. as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Decro Nordhoff, L.P. as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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



To the Partners
G.V. A. Limited Partnership
Charlotte, North Carolina


We have audited the accompanying balance sheets of G. V. A. Limited Partnership (a Virginia limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of G. V. A. Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2000, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

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


To the Partners
Grayson Manor Limited Partnership

I have audited the accompanying balance sheets of Grayson Manor Limited Partnership as of December 31,1999 and 1998, and the related statements of operations, partners' equity and cash flows for the periods then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grayson Manor Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners equity, and its cash flows for the periods then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated March 10, 2000 on my consideration of Grayson Manor Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.


To The Partners
M.B. Apartments Associates, Ltd.

We have audited the accompanying balance sheets of M.B. Apartments Associates, Ltd. (A Limited Partnership) as of December 31,1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of M.B. Apartments Associates, Ltd. (A Limited Partnership) as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 13 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


The Partners
Meridian Housing, L.P.

We have audited the accompanying balance sheet of Meridian Housing; L.P., RD Case No. 28-0380640893892, as of December 31, 1999, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meridian Housing, L.P. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Audit Program issued by the United States Department of Agriculture, Rural Development, we have also issued a report dated February 9, 2000, on our consideration of Meridian Housing, L.P.'s internal control, and reports dated February 9, 2000, on its compliance with specific requirements applicable to major RD programs and nonmajor RD program transactions.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included on pages 12 through 19 are presented for purposes of additional analysis and are not a required part of the financial statements of Meridian Housing, L.P. Such information, except for the current budget and proposed budget columns on pages 15 through 18, on which we express no opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


To the Partners of
New Devonshire II Limited Partnership
(An Ohio Limited Partnership)
Lancaster, Ohio

We have audited the accompanying balance sheets of New Devonshire II Limited Partnership (an Ohio limited partnership). RD Project #41-049-311449843. as of December 31, 1999 and 1998, and the related statements of income, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture. Farmers Home Administration "Audit Program" issued in December 1989. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Devonshire II Limited Partnership, (an Ohio limited partnership), at December 31, 1999 and 1998, and the results of its operations, changes in partners' deficit, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 27, 2000, on our consideration of New Devonshire II Limited Partnership's internal control and a report dated January 27, 2000, on its compliance with laws and regulations.

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


To the Partners of
New Devonshire West Limited Partnership
(An Ohio Limited Partnership)
Lancaster, Ohio

We have audited the accompanying balance sheets of New Devonshire West Limited Partnership (an Ohio limited partnership), RD Project #41-049-311449844, as of December 31. 1999 and 1998, and the related statements of income, changes in partners' deficit, and cash flows for the years then ended. The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture. Farmers Home Administration "Audit Program" issued in December 1989. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of New Devonshire West Limited Partnership, (an Ohio limited partnership), at December 31, 1999 and 1998, and the results of its operations, changes in partners' deficit, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 27. 2000, on our consideration of New Devonshire West Limited Partnership's internal control and a report dated January 27. 2000. On its compliance with laws and regulations.

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


To the Partners
Powell Valley Limited Partnership

I have audited the accompanying balance sheets of Powell Valley Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the periods then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Powell Valley Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners equity, and its cash flows for the periods then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated March 10, 2000 on my consideration of Powell Valley Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.



To the Partners
T.   R. BOBB APARTMENTS PARTNERSHIP
A LOUISIANA PARTNERSHIP IN COMMENDAM


We have audited the accompanying balance sheets of T. R.  BOBB
APARTMENTS PARTNERSHIP, A LOUISIANA PARTNERSHIP IN COMMENDAM as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of T. R. BOBB APARTMENTS PARTNERSHIP, A LOUISIANA PARTNERSHIP IN COMMENDAM as of December 31, 1999 and 1998 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made primarily for the purpose of forming an opinion on the basic financial statements for the years ended December 31, 1999 and 1998 taken as a whole. The supplemental information on pages 18 and 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures performed on the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



To the Partners
V.V.A. Limited Partnership
Charlotte, North Carolina


We have audited the accompanying balance sheets of V. V. A. Limited Partnership (a Virginia limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of V. V. A. Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2000, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

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

To the Partners
W.P.V.A. Limited Partnership
Charlotte, North Carolina

We have audited the accompanying balance sheets of W.P.V.A. Limited Partnership (a Virginia limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of W.P.V.A. Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2000, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

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

To the Partners
AHAB Project One, L.P.

I have audited the accompanying balance sheets of AHAB Project One, L.P. as of December 31, 1999 and 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership1s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AHAB Project One, L.P. as of December 31, 1999 and 1998, and the results of its operations, changes in partners1 equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.





To the Partners of CR Housing Associates, L.P.:

I have audited the accompanying balance sheet of CR HOUSING ASSOCIATES, L.P. (the "Partnership") as of December 31, 1999, and the related statements of operations, partners' capita) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CR HOUSING ASSOCIATES, L.P. as of December 31, 1999, and the results of it operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


To the Partners
Holly Heights Apartments, L.P.

We have audited the accompanying balance sheets of Holly Heights Apartments, L.P. as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing
standards.   Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of
material misstatement.   An audit includes examining, on a test basis, evidence
supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement
presentation.   We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holly Heights Apartments, L.P. as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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




To the Partners
BIENVILLE II APARTMENTS


We have audited the accompanying balance sheets of BIENVILLE II APARTMENTS, RHS PROJECT NO.: 22-007-721280566 as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' equity (deficit) and cash flows
for the years then ended.   These financial statements are the responsibility of
the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BIENVILLE II APARTMENTS as of December 31, 1999 and 1998 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 21, 2000 on our consideration of BIENVILLE II APARTMENTS's internal control and a report dated February 21, 2000 on its compliance with laws and regulations applicable to the financial statements.

To the Partners
BLANCHARD II APARTMENTS


We have audited the accompanying balance sheets of BLANCHARD II APARTMENTS, RHS PROJECT NO. 22-009-721313034 as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BLANCHARD II APARTMENTS as of December 31, 1999 and 1998 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 9, 2000 on our consideration of BLANCHARD II APARTMENTS's internal control and a report dated February 9, 2000 on its compliance with laws and regulations applicable to the financial statements.

To the Partners
EVANGELINE PARTNERSHIP


We have audited the accompanying balance sheets of EVANGELINE PARTNERSHIP, RHS PROJECT NO. 22-027-721313386 as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EVANGELINE PARTNERSHIP as of December 31, 1999 and 1998 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information presented on pages 18 through 26, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have report dated February 21, 2000 on our consideration of PARTNERSHIP's internal control and a report dated February 21, 2000 on its compliance with laws and regulations applicable to the financial statements.


Partners
Fairway II Limited Dividend Housing Association
Limited Partnership
Marlette, Michigan

We have audited the accompanying balance sheet of Fairway II Limited Dividend Housing Association Limited Partnership, Rural Housing Service Project No. 26-074-0383047638 as of December 31, 1999 and 1998, and the related statements of income, partners' equity and cash flows for the years the ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Rural Housing Service Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairway II Limited Dividend Housing Association Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 11, 2000 on our consideration of Fairway II Limited Dividend Housing Association Limited Partnership's internal control over financial reporting and our tests of compliance with certain provisions of laws, regulations, contracts, and grants.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information presented on pages 11 through 17 is presented for purposes of complying with the requirements of Rural Housing Service and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

To the Partners
Neighborhood Restorations Limited Partnership VII
Dresher, Pennsylvania


We have audited the accompanying balance sheet of NEIGHBORHOOD RESTORATIONS LIMITED PARTNERSHIP VII (a Pennsylvania Limited Partnership) as of December 31, 1999, and the related statement of operations, Changes in partners' capital and cash flows for the year then ended. This financial statement is the responsibility of the partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit. The financial statement of NEIGHBORHOOD RESTORATIONS LIMITED PARTNERSHIP VII as of December 31, 1998, was audited by another accounting firm whose report dated January 15, 1999, expressed an unqualified opinion on that statement.

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

In our opinion, the financial statement referred to above presents fairly, in all material respects) the financial position of NEIGHBORHOOD RESTORATIONS LIMITED PARTNERSHIP VII as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


To the Partners
R.V.K.Y. Limited Partnership
Charlotte, North Carolina


We have audited the accompanying balance sheets of R.V.K.Y. Limited Partnership (a Kentucky limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R.V.K.Y. Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2000, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

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

Partners
Senior Suites Chicago Austin
Limited Partnership
Chicago, Illinois

We have audited the accompanying balance sheet of Senior Suites Chicago Austin Limited Partnership (an Illinois Limited Partnership) as of December 31, 1999 and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Senior Suites Chicago Austin Limited Partnership as of December 31, 1999 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of other operating expenses on page 11 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

As described in Note 8 to the financial statements, the Partnership changed its method of accounting for organization and start-up costs in accordance with Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities."

To The Partners
Sumner House Limited Partnership

We have audited the accompanying balance sheets of Sumner House Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations and changes in partners' capital, and cash flows, for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sumner House Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 and 10 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, is fairly stated in all natural respects in relation to the basic financial statements taken as a whole.


To the Partners
Terraceview Limited Partnership


We have audited the accompanying balance sheet of Terraceview Limited Partnership as of December 31, 1999, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Terraceveiw Limited Partnership as of December 31, 1999 and the results of its operations, changes in partners' equity (deficit) and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

To the Partners
Bryson Apartments, LTD.

We have audited the accompanying balance sheet of Bryson Apartments, Ltd. (a limited partnership), RD Project No.: 50-019-752658906-01-8 as of December 31, 1999 and the related statement of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bryson Apartments, Ltd. RD Project No.: 50-019-752658906-01-8 as of December 31, 1999, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 23, 2000 on our consideration of Bryson Apartments, Ltd.'s internal control and a report dated February 23, 2000 on its compliance with laws and regulations applicable to the financial statement.

The Partners
Collins Housing, L.P.
Collins, Mississippi


We have audited the accompanying balance sheets of Collins Housing L.P., RD Case No.28-0160640864674, as of December 31, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standard and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Collins Housing, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Audit Program issued by the United States Department of Agriculture, Rural Development, we have also issued a report dated February 9, 2000, on our consideration of Collins Housing, L.P.'s internal control, and reports dated February 9, 2000, on its compliance with specific requirements applicable to major RD programs and nonmajor RD program transactions.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included on pages 12 through 19 are presented for purposes of additional analysis and are not a required part of the financial statements of Collins Housing, L.P. Such information, except for the current budget and proposed budget columns on pages 15 through 18, on which we express no opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



To the Partners
Glenbrook Apartments, Ltd.

We have audited the accompanying balance sheet of Glenbrook Apartments, Ltd. (a limited partnership), RD Project No.: 50-069-0752627351-01-4 as of December 31, 1999 and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glenbrook Apartments, Ltd., RD Project No.: 50-069-0752627351-01-4 as of December 31, 1999, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on Page 1-18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 27, 2000 on our consideration of Glenbrook Apartments, Ltd.'s internal control and a report dated February 27, 2000 on its compliance with laws and regulations applicable to the financial statement.


To the partners
Harbor Pointe/MHT Limited Dividend Housing
Association Limited Partnership


We have audited the accompanying balance sheet of Harbor Pointe/MHT Limited Dividend Housing Association Limited Partnership (a Michigan limited partnership) as of December 31, 1999, and the related statements of income, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on cur audit

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbor Pointe/MHT Limited Dividend Housing Association Limited Partners as of December 31, 1999 and the results of its operations and its cash flows for the year then ended, in Conformity with generally accepted accounting principles.


To the Partners
Jacksboro Apartments, LTD.


We have audited the accompanying balance sheet of Jacksboro Apartments, Ltd. (a limited partnership), RD Project No.: 50-0190752657457-01-6 as of December 31, 1999 and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jacksboro Apartments, Ltd. as of December 31, 1999, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 21, 2000 on our consideration of Jacksboro Apartments, Ltd.'s internal control and a report dated February 21, 2000 on its compliance with laws and regulations applicable to the financial statement.


To The Partners
Lincoln Hotel Partnership
A California Limited Partnership
600 West Broadway, #1070
San Diego, CA  92101


Independent Auditor's Report

We have audited the accompanying balance sheets of Lincoln Hotel Partnership, a California Limited Partnership, as of December 31, 1999 and 1998 and the related statements of operations and partners capital and statements of cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Hotel Partnership, a California Limited Partnership, as of December 31, 1999 and 1998, and the results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.
To the Partners
Lutkin Bayou Apartments, LP
Drew, Mississippi


We have audited the accompanying balance sheets of Lutkin Bayou Apartments, LP (a Mississippi limited partnership), RHS Project No. 28-83-40863241 as of December 31, 1999 and 1998, and the related statements of operations, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lutkin Bayou Apartments, LP, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


To The Partners
Northway Drive, Ltd.
Bryan, Texas

We have audited the accompanying balance sheets of Northway Drive, Ltd. - (A Texas Limited Partnership) as of December 31, 1999 and 1998, and the related statements of income, partners' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Northway Drive, Ltd. - (A Texas Limited Partnership) as of December 31, 1999 and 1998, in conformity with Generally Accepted Accounting Principles.

To the Partners
Rhome Apartments, Ltd.

We have audited the accompanying balance sheet of Rhome Apartments, Ltd. (a limited partnership), RD Project No: 51-049-0752627348-02-2 as of December 31, 1999 and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rhome Apartments, Ltd., RD Project No.: 51-049-0752627348 as of December 31, 1999, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 1-18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 29, 2000 on our consideration of Rhome Apartments, Ltd.'s internal control and a report dated February 29, 2000 on its compliance with laws and regulations applicable to the financial statement.



To the Partners
Bellwood Four Limited Partnership

We have audited the accompanying balance sheets of Bellwood Four Limited Partnership, (the Partnership) as of December 31, 1999 and 1998 and the related statements of profit (loss) changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bellwood Four Limited Partnership as of December 31, 1999 and 1998, and its results of operations, changes in partners' equity (deficit), and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated March 1, 2000 on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

To the Partners
Bowie Apartments, Ltd.

We have audited the accompanying balance sheets of Bowie Apartments, Ltd. (a limited partnership), RD Project No. 50-069- 0752627345-01-7, as of December 31, 1999 and 1998, and the related statements of operations1 partners' equity and cash flows for the years ended December 31, 1999 and 1998. These financial
statements are the responsibility of the partnership's management.   Our
responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bowie Apartments, Ltd., RD Project No. 50~069~0752627345-0l-7, as of December 31, 1999 and 1998, and the
results of its operations, the changes in partners' equity and cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on Page 1-21 and 1-22 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 11, 2000 on our consideration of Bowie Apartments, Ltd. internal control and a report dated February 11, 2000 on its compliance with laws and regulations applicable to the financial statement.

To the Partners
C.V.V.A. Limited Partnership
Charlotte, North Carolina


We have audited the accompanying balance sheets of C.V.V.A. Limited Partnership (a Virginia limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of C.V.V.A. Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepting accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2000, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

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


To the Partners
Graham Apartments, Ltd.

We have audited the accompanying balance sheets of Graham Apartments, Ltd. (a limited partnership), RD Project No. 51-52-752663159-01-1, as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Graham Apartments, Ltd., RD Project No. 51-52-752663159-01-1, as of December 31, 1999 and 1998, and the
results of its operations, the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on Page 1-20 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 16, 2000 on our consideration of Graham Apartments, Ltd.'s internal control and a report dated February 16, 2000 on its compliance with laws and regulations applicable to the financial statements.



To The Partners
Hillside Terrace Associates, L.P.


We have audited the accompanying balance sheet of Hillside Terrace Associates, L.P. (a limited partnership) as of December 31, 1999 and the related statements of operations and partners capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hillside Terrace Associates, L.P. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


To the Partners
K.G.V.A. Limited Partnership
Charlotte, North Carolina


We have audited the accompanying balance sheets of K.G.V.A. Limited Partnership (a Virginia limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership1s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of W G. V. A. Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

in accordance with Government Auditing Standards, we have also issued our report dated January 31, 2000, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

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


To the Partners
Mesa Grande Apartments, Limited Partnership
Irvine, California



I have audited the accompanying balance sheet of Mesa Grande Apartments, Limited Partnership as of December 31, 1999, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mesa Grande Apartments, Limited Partnership at December 31, 1999, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

To the Partners
Nocona Apartments, Ltd.

We have audited the accompanying balance sheets of Nocona Apartments, Ltd. (a limited partnership), RD Project No: 50-069- 0752685663-02-2 as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nocona Apartments, Ltd. RD Project No.: 50-069-0752685663-02-2 as of December 31, 1999 and 1998, and the
results of its operations, the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on Page 1-20 and 1-21 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 15, 2000 on our consideration of Nocona Apartments, Ltd.'s internal control and a report dated February 15, 2000 on its compliance with laws and regulations applicable to the financial statement.

To the Partners
Sunrise Homes Apartments, Limited Partnership
Irvine, California



I have audited the accompanying balance sheet of Sunrise Homes Apartments, Limited Partnership (A Development Stage Enterprise) as of December 31, 1999, and the related statements of operations, changes in partners capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunrise Homes Apartments, Limited Partnership at December 31, 1999, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

The Partners
Canton Housing One, L.P.
Jackson, Mississippi

We have audited the accompanying balance sheet of Canton Housing One, L.P., a Mississippi limited partnership, FmHA Project No.28-045-0640886062 01-8, as of December 31, 1999 and 1998, and the related statements of income (loss), partners' capital, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canton Housing One, L.P., FmHA Project No. 28-045-0640886062 01-8, as of December 31, 1999 and 1998, and the
results of its operations and its cash flows for the years ended December31, 1999 and 1998 in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 8, 2000, on our consideration of the Partnership's internal control and a report dated February 8, 2000, on its compliance with specific requirements applicable to major FmHA programs.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying financial information included on pages 14 through 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the current budget and proposed budget columns in Part I and II and the information in Part IV included on pages 14 through 17 on which we express no opinion, has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole


The Partners
Canton Housing Two, L.P.
Jackson, Mississippi

We have audited the accompanying balance sheet of Canton Housing Two, L.P., a Mississippi limited partnership, FmHA Project No.28-045-0640886061 01-5, as of December 31, 1999 and 1998, and the related statements of income (loss), partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canton Housing Two, L.P., FmHA Project No.28-045-0640886061 01-5, as of December 31, 1999 and 1998, and the
results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 17, 2000, on our consideration of the Partnership's internal control and a report dated February 17, 2000, on its compliance with specific requirements applicable to major FmHA programs.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying financial information included on pages 13 through 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the current budget and proposed budget columns in Part I and II and the information in Part IV included on pages 13 through 16, on which we express no opinion, has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


The Partners
Canton Housing Three, L.P.
Jackson, Mississippi

We have audited the accompanying balance sheets of Canton Housing Three, L.P., a Mississippi limited partnership, FmHA Project No.28-045-0640886063 04-2, as of December 31, 1999 and 1998, and the related statements of income (loss), partners' capital, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canton Housing Three, L.P., FmHA Project No.28-045-0640886063 04-2, as of December 31, 1999 and 1998, and
the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 8, 2000, on our consideration of the Partnership's internal control and a report dated February 8, 2000, on its compliance with specific requirements applicable to major FmHA programs.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying financial information included on pages 12 through 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the current budget and proposed budget columns in Part I and II and the information in part JV included on pages 12 through 15, on which we express no opinion, has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The Partners
Canton Housing Four, L.P.
Jackson, Mississippi

We have audited the accompanying balance sheets of Canton Housing Four, L.P., a Mississippi limited partnership, FmHA Project No.28-045-0640886064 02-0, as of December 31, 1999 and 1998, and the related statements of income (loss), partners' capital, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Partnership' 5 management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canton Housing Four, L.P., FmHA Project No. 28-045-0640886064-02-0, as of December 31, 1999 and 1998, and the
results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 8, 2000, on our consideration of the Partnership's internal control and a report dated February 8, 2000, on its compliance with specific requirements applicable to major FmHA programs.

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

To the Partners of
Eagles Ridge Terrace, L. P.
Decatur, Texas

I have audited the accompanying balance sheets of Eagles Ridge Terrace, L. P. as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eagles Ridge Terrace, L. P. as of December 31, 1999 and 1998 and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

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


To the Partners
Ellisville Housing, L.P.
West Point, Mississippi


We have the accompanying balance sheets of Ellisville Housing LP (a Mississippi limited partnership), RHS Project No. 28-034-O64086466/as of December 31, 1999 and 1998, and the related statements of operations, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present, the financial position of Ellisville Housing, L.P., and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for purposes of additional analysis and is not a required p art of the basic financial statements. We have prepared the Multiple Family Housing Borrower Balance Sheet (RHS Form RD 1930-8) and the Multiple Family Housing Project Budget (RHS Form RD 1930-7). Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

To the Partners
Hattiesburg Housing, LP
Jackson, Mississippi


We have audited the accompanying balance sheet of Hattiesburg Housing, LP (a Mississippi limited partnership), RHS Project No. 28-018-640864668 as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assess mg the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hattiesburg Housing, LP, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

To the Partners of
Henderson Terrace, L. P.
Bridgeport, Texas

I have audited the accompanying balance sheets of Henderson Terrace, L. P. as of December31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership1s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Henderson Terrace, L.P. as of December 31, 1999 and 1998 and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

To the partners
Hurricane Hills II LC


I have audited the accompanying balance sheets of Hurricane Hills II LC as of December 31, 1999, and the related partners' equity for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

To the Partners of
Lakeview Little Elm, L. P.
Little Elm, Texas

I have audited the accompanying balance sheets of Lakeview Little Elm, L. P. as of December31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeview Little Elm, L. P. as of December 31, 1999 and 1998 and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

To the Partners of
Mesquite Trails, L. P.
Jacksboro, Texas

I have audited the accompanying balance sheets of Mesquite Trails, L.P. as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mesquite Trails, L.P. as of December 31, 1999 and 1998 and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

To the Partners
N.M.V.A. Limited Partnership
Charlotte, North Carolina


We have audited the accompanying balance sheets of N.M.V.A. Limited Partnership
(a Virginia limited partnership) as of December 31, 1999 and 1998     and the
related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all materials respects, the financial position of N.M.V.A. Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2000, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

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


To the Partners of
Pilot Point Apartments. L.P.
Pilot Point, Texas

I have audited the accompanying balance sheets of Pilot Point Apartments, L.P. as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pilot Point Apartments, L. P. as of December 31, 1999 and 1998 and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Partners
Sencit Hampden Associates, L.P.


We have audited the accompanying balance sheets of SENCIT HAMPDEN ASSOCIATES, L.P., ROTH VILLAGE TOWNHOMES, PHFA Project No. 0-546, as of December 31, 1999 and 1998, and the related statements of profit and loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sencit Hampden Associates, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


To the Partners
Silver Creek/MHT Limited Dividend Housing
Association Limited Partnership


We have audited the accompanying balance sheet of Silver Creek/MHT Limited Dividend Housing Association Limited Partnership (a Michigan limited partnership) as of December 31, 1999, and the related statements of income, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Creek/MHT Limited Dividend Housing Association Limited Partnership as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 and 10 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.


Partners
Courtside Housing Associates, A
Washington Limited Partnership
Bellevue, Washington

We have audited the accompanying balance sheets of Courtside Housing Associates, A Washington Limited Partnership, as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit) and cash
flows for the years then ended.     These financial statements are the
responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Courtside Housing Associates, A Washington Limited Partnership, as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the financial
statements taken as a whole.   The additional information shown on page 10 is
presented for the purpose of additional analysis and is not a required part of the financial statements. Such additional information has been subjected to the auditing procedures applied in the audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


To the Partners
Indiana Development Limited Partnership
Novi, Michigan


We have audited the accompanying balance sheets of Indiana Development Limited Partnership as of December 31, 1999 and 1998 and the related statements of operation partner capital and cash flows for the years then ended. These financial statements are the responsibility of Indiana Development Limited Partnership's management. Our responsibility is to express an opinion on the financial statement based upon our audit.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation we believe that our audits provide a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indiana Development Limited Partnership as of December 31, 1999 and 1998 and the results of its operations and its cash flow for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 12 and 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as whole.


To the Partners of
Martinsville-I, Ltd.


I have audited the accompanying balance sheet of Martinsville-I, Ltd. (a Kentucky limited partnership) as of December 31, 1999 and the related statements of changes in partners' capital and cash flows for the four months and twenty days then ended. The financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partner and contracted management agent, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above in all material respects the financial position of Martinsville-I, Ltd. at December 31, 1999, and its changes in partners' capital and cash flows for the four months and twenty days then ended in conformity with generally accepted accounting principles.


To the Partners
Pyramid Four Limited Partnership

We have audited the accompanying balance sheet of Pyramid Four Limited Partnership, (the Partnership), as of December 31, 1999. This financial statement is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and it to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Pyramid Four Limited Partnership as of December 31, 1999, in conformity with generally accepted accounting principles.

To the Partners
Bradford Group Partners of Jefferson County, L.P.
893 Forgety Road
Jefferson City, Tennessee

We have audited the accompanying balance sheet of Bradford Group Partners of Jefferson County, L.P. (a limited partnership) as of December 31, 1999, and the related statements of income (loss), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bradford Group Partners of Jefferson County, L.P. as of December 31, 1999, and the results of its operations, changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

To the Partners
Belmont Affordable Housing II, L.P.
Springfield, Pennsylvania


We have audited the accompanying balance sheet of BELMONT AFFORDABLE HOUSING II, L.P. (a Pennsylvania Limited Partnership) as of December 31, 1999, and the related statements of operations and other comprehensive loss, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of BELMONT AFFORDABLE HOUSING II, L.P. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.
To the Partners of
NHC Partnership 5, L.P.
(A Virginia Limited Partnership)

We have audited the accompanying balance sheet of NHC Partnership 5, L.P. as of December 31, 1999, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NHC Partnership 5, L.P. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Partners
RHP 96-1 Limited Partnership
Novi, Michigan


We have audited the accompanying balance sheets of RHP 96-1 Limited Partnership as of December 31, 1999 and 1998 and the related statements of operations, partner capital and cash flows for the years then ended. These financial statements are the responsibility of RHP 96-l Limited Partnership's management. Our responsibility is to express an opinion on the financial statement based upon our audit

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RHP 96-1 Limited Partnership as of December 31, 1999 and 1998 and the results of its operations and its cash flow for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 12 and 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as whole.


Partners
Cypress Point Housing Limited Partnership
Bellevue, Washington

We have audited the accompanying balance sheet of Cypress Point Housing Limited Partnership, as of December 31, 1999 and the related statements of operations
changes in partners' equity and cash flows for the year then ended.   These
financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cypress Point Housing Limited Partnership, as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

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


To the Partners
New Caney Housing II, Ltd.


We have audited the accompanying balance sheet of New Caney Housing II, Ltd.(a development stage company) as of December 31, 1999, and the related statements of operations, partners' equity (deficit), and cash flow for the year ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the accompanying financial statements referred to above present fairly, in all material respects, the financial position of New Caney Housing II, Ltd. as of December 31, 1999, and the results of its operation and its cash flows for the year ending December 31, 1999, in conformity with generally accepted accounting principles.



To the Partners
Aloha Housing Limited Partnership
Oregon Housing and
Community Services Department
Salem, Oregon

We have audited the accompanying Balance Sheet of Aloha Housing Limited Partnership (a limited partnership), as of December 31, 1999 and the related statements of operations, changes in partners capital, and cash flows for the four months then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, and with Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aloha Housing Limited Partnership, as of December 31, 1999 and the results of its operations and its cash flows for the four months then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule of supplementary information required by the Oregon Housing and Community Services Department is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

To The Partners
Riverview Bend Limited Partnership
Crystal City, Missouri

We have audited the accompanying balance sheet of Riverview Bend Limited Partnership (Riverview Bend Apartments, Project No. 085-35329-PM-L8) as of December 31, 1999, and the related statements of profit and loss, partners' equity and cash flows for the period beginning November 10, 1999 and ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riverview Bend Limited Partnership as of December 31, 1999, and the results of its operations and its cash flows for the period beginning November 10, 1999 and ended December 31, 1999 in conformity with generally accepted principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 14 to 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.5. Department of Housing and Urban Development, we have also issued a report dated February 12, 2000 on our consideration of Riverview Bend Limited Partnership's internal control and reports dated February 12, 2000 on its compliance with specific requirements applicable to non-major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.

Partners
Senior Suites Chicago Washington Heights
Limited Partnership
Chicago, Illinois

We have audited the accompanying balance sheet of Senior Suites Chicago Washington Heights Limited Partnership (A Development Stage Company) as of December 31, 1999 the end of the initial accounting period of the Partnership. This financial statement is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Senior Suites Chicago Washington Heights Limited Partnership (A Development Stage Company) as of December 31, 1999 in conformity with generally accepted accounting principles.
EideBailly,LLP

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

Martin A. Starr
Certified Public Accountant
March 18, 1999

-3-

Certified Public Accountants
1
4260 Truxtun Avenue, Ste. 140, Bakersfield, CA 93369 805-635-3185 FAX 805-615-
3190


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

To the Partners
Nocona Apartments, Ltd.

Independent Auditors' Report

We have audited the accompanying balance sheets of Nocona Apartments, Ltd. (a limited partnership), RD Project No: 50-0690752685663-02-2 as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficit) and cash flows for the year ended December 31, 1998 and the five month period ended December 31, 1997. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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



Professional Corporation

                     Boston Capital Tax Credit Fund IV L.P.
                                 BALANCE SHEETS

                             March 31, 2000 and 1999


Total

-----------------------------------
                                                                     2000
1999
                                                               ----------------
----------------
                           ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A
and C)                                                        $    387,774,608
$    352,630,004

OTHER ASSETS
         Cash and cash equivalents (notes A, H and I)               15,484,389
14,152,267
         Investments available-for-sale (notes A and G)             33,246,886
47,977,925
         Notes receivable (note D)                                  14,280,633
14,174,473
         Deferred acquisition costs (notes A and C)                 13,304,610
5,644,971
         Organization costs, net of  accumulated
                 amortization (note A)                                       -
623,193
         Other assets (note E)                                      14,057,243
21,298,752
                                                               ----------------
----------------
                                                              $    478,148,369
$    456,501,585
                                                               ================
================
                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
         Accounts payable and accrued expenses                $        427,847
$         98,803
         Line of credit (Note J)                                       976,349
200,000
         Syndication costs payable                                           -
312,955
         Accounts payable - affiliates (note B)                      7,121,923
5,280,848
         Capital contributions payable (note C)                     53,534,052
73,541,468
                                                               ----------------
----------------
                                                                    62,060,171
79,434,074
                                                               ----------------
----------------
PARTNERS' CAPITAL (note A)
         Assignor limited partner

      Units of limited partnership interest consisting of
          65,000,000 authorized beneficial assignee
          certificates (BACs), $10 stated value per BAC,
          57,660,659 and 49,998,759, respectively, at
          March 31, 2000 and 1999 are issued and
          outstanding to the assignees                                      -
-
         Assignees
      Units  of  beneficial  interest  of  the  limited
          partnership interest of the
          assignor  limited  partner, 57,660,659,
          respectively, and 49,998,759, respectively,
          at March 31, 2000 and 1999 issued and
          outstanding                                              416,025,620
377,341,887
         General Partner                                              (767,937)
(501,370)

         Accumulated other comprehensive income                        830,515
226,994
                                                               ----------------
----------------
                                                                   438,343,230
377,067,511
                                                               ----------------
----------------
                                                              $    500,403,401
$    456,501,585
                                                               ================
================

Series 36, 37 and 38 were not formed until after March 31, 1999, therefore no comparative information has been included.

                                   (continued)

                     Boston Capital Tax Credit Fund IV L.P.
                           BALANCE SHEETS - CONTINUED

                             March 31, 2000 and 1999


Series 20

-----------------------------------
                                                                     2000
1999
                                                               ----------------
----------------
                           ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A
and C)                                                        $     18,752,214
$     20,817,668

OTHER ASSETS
         Cash and cash equivalents (notes A, H and I)                  312,723
223,286
         Investments available-for-sale (notes A and G)                      -
-
         Notes receivable (note D)                                           -
-
         Deferred acquisition costs (notes A and C)                     94,663
98,235
         Organization costs, net of  accumulated
                 amortization (note A)                                       -
10,607
         Other assets (note E)                                         694,211
726,093
                                                               ----------------
----------------
                                                              $     19,853,811
$     21,875,889
                                                               ================
================
                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
         Accounts payable and accrued expenses                $              -
$              -
         Line of credit (note J)                                             -
-
         Syndication costs payable                                           -
-
         Accounts payable - affiliates (note B)                      1,711,212
1,331,964
         Capital contributions payable (note C)                        388,026
388,026
                                                               ----------------
----------------
                                                                     2,099,238
1,719,990
                                                               ----------------
----------------
PARTNERS' CAPITAL (note A)
         Assignor limited partner
      Units of limited partnership interest consisting
          of 65,000,000
          authorized beneficial assignee
          certificates (BACs), $10
          stated value per BAC, 3,866,700 at
          March 31, 2000 and 1999
          are issued and outstanding
          to the assignees                                                   -
-
         Assignees

      Units of beneficial interest of the limited
          partnership interest of the
          assignor limited partner, 3,866,700
          at March 31, 2000 and
          1999 issued and outstanding                               17,907,592
20,284,905
         General partner                                              (153,019)
(129,006)

         Accumulated other comprehensive income                              -
-
                                                               ----------------
----------------
                                                                    17,754,573
20,155,899
                                                               ----------------
----------------
                                                              $     19,853,811
$     21,875,889
                                                               ================
================

                                   (continued)

                     Boston Capital Tax Credit Fund IV L.P.
                           BALANCE SHEETS - CONTINUED

                             March 31, 2000 and 1999



Series 21

-----------------------------------
                                                                     2000
1999
                                                               ----------------
----------------
                           ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A
and C)                                                        $      6,653,822
$      7,984,415

OTHER ASSETS
         Cash and cash equivalents (notes A, H and I)                  272,223
204,141
         Investments available-for-sale (notes A and G)                587,397
777,925
         Notes receivable (note D)                                     641,542
641,542
         Deferred acquisition costs (notes A and C)                     51,777
53,731
         Organization costs, net of  accumulated
                 amortization (note A)                                       -
-
         Other assets (note E)                                         343,017
268,066
                                                               ----------------
----------------
                                                              $      8,549,778
$      9,929,820
                                                               ================
================
                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
         Accounts payable and accrued expenses                $              -
$              -
         Line of credit (note J)                                             -
-
         Syndication costs payable                                           -
-
         Accounts payable - affiliates (note B)                        649,510
623,670
         Capital contributions payable (note C)                        683,688
709,193
                                                               ----------------
----------------
                                                                     1,333,198
1,332,863
                                                               ----------------
----------------
PARTNERS' CAPITAL (note A)
         Assignor limited partner
      Units of limited partnership interest consisting of
          65,000,000
          authorized beneficial assignee
          certificates (BACs), $10 stated value
          per BAC, 1,892,700 at March 31, 2000
          and 1999 are issued and outstanding
          to the assignees                                                 -
-
         Assignees

      Units of beneficial interest of the limited
          partnership interest of the
          assignor limited partner, 1,892,700
          at March 31, 2000 and 1999 issued
          and outstanding                                            7,288,087
8,667,497
         General partner                                               (89,971)
(76,038)
         Accumulated other comprehensive income                         18,464
5,498
                                                               ----------------
----------------
                                                                     7,216,580
8,596,957
                                                               ----------------
----------------
                                                              $      8,649,778
$      9,929,820
                                                               ================
================

                                   (continued)

                     Boston Capital Tax Credit Fund IV L.P.
                           BALANCE SHEETS - CONTINUED

                             March 31, 2000 and 1999


Series 22

-----------------------------------
                                                                     2000
1999
                                                               ----------------
----------------
                           ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A
and C)                                                        $     13,754,315
$     14,961,440

OTHER ASSETS
         Cash and cash equivalents (notes A, H and I)                  271,654
319,333
         Investments available-for-sale (notes A and G)                311,407
272,533
         Notes receivable (note D)                                     450,981
462,686
         Deferred acquisition costs (notes A and C)                    162,704
168,844
         Organization costs, net of accumulated
                 amortization (note A)                                       -
9,694
         Other assets (note E)                                         163,633
165,466
                                                               ----------------
----------------
                                                              $     15,114,694
$     16,359,996
                                                               ================
================
                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
         Accounts payable and accrued expenses                $              -
$              -
         Line of credit (note J)                                             -
-
         Syndication costs payable                                           -
-
         Accounts payable - affiliates (note B)                      1,046,145
791,555
         Capital contributions payable (note C)                        538,769
550,641
                                                               ----------------
----------------
                                                                     1,584,914
1,342,196
                                                               ----------------
----------------
PARTNERS' CAPITAL (note A)
         Assignor Limited Partner

      Units of limited partnership interest consisting of
          65,000,000
          authorized beneficial assignee
          certificates (BACs), $10 stated value
          per BAC, 2,564,400 at March 31, 2000
          and 1999 are issued and outstanding
          to the assignees                                                   -
-
         Assignees

      Units of beneficial interest of the limited
          partnership interest of the
          assignor limited partner, 2,564,400
          at March 31, 2000 and 1999
          issued and outstanding                                    13,603,885
15,084,797
         General partner                                               (83,881)
(68,922)

         Accumulated other comprehensive income                          9,776
1,925
                                                               ----------------
----------------
                                                                    13,529,780
15,017,800
                                                               ----------------
----------------
                                                              $     15,114,694
$     16,359,996
                                                               ================
================


                                   (continued)

                     Boston Capital Tax Credit Fund IV L.P.
                           BALANCE SHEETS - CONTINUED

                             March 31, 2000 and 1999


Series 23

-----------------------------------
                                                                     2000
1999
                                                               ----------------
----------------
                           ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A
and C)                                                        $     20,257,128
$     21,681,096

OTHER ASSETS

         Cash and cash equivalents (notes A, H and I)                  339,179
610,758

         Investments available-for-sale (notes A and G)                      -
-

         Notes receivable (note D)                                     306,751
456,751

         Deferred acquisition costs (notes A and C)                    165,523
171,769

         Organization costs, net of  accumulated
                 amortization (note A)                                       -
16,933

         Other assets (note E)                                         378,455
393,309
                                                               ----------------
----------------
                                                              $     21,447,036
$     23,330,616
                                                               ================
================
                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

         Accounts payable and accrued expenses                $              -
$              -
         Line of credit (note J)                                             -
-

         Syndication costs payable                                           -
-

         Accounts payable - affiliates (note B)                        528,418
413,155

         Capital contributions payable (note C)                        458,631
772,817
                                                               ----------------
----------------
                                                                       987,049
1,185,972
                                                               ----------------
----------------
PARTNERS' CAPITAL (note A)
         Assignor limited partner

      Units of limited partnership interest consisting of
          65,000,000
          authorized beneficial assignee
          certificates (BACs), $10 stated value
          per BAC, 3,336,727 at March 31, 2000
          and 1999 are issued and outstanding
          to the assignees                                                   -
-
         Assignees

      Units of beneficial interest of the limited
          partnership interest of the
          assignor limited partner, 3,336,727
          at March 31, 2000 and 1999 issued
          and outstanding                                           20,540,234
22,208,044
         General Partner                                               (80,247)
(63,400)

         Accumulated other comprehensive income                              -
-
                                                               ----------------
----------------
                                                                    20,459,987
22,144,644
                                                               ----------------
----------------
                                                              $     21,447,036
$     23,330,616
                                                               ================
================

                                   (continued)

                     Boston Capital Tax Credit Fund IV L.P.
                           BALANCE SHEETS - CONTINUED

                             March 31, 2000 and 1999



Series 24

-----------------------------------

2000               1999

----------------   ----------------
                                 ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A
and C)                                                                    $
12,542,793   $     13,973,053

OTHER ASSETS

         Cash and cash equivalents (notes A, H and I)
294,853            304,564

         Investments available-for-sale (notes A and G)
264,336            188,039

         Notes receivable (note D)
534,342            551,210

         Deferred acquisition costs (notes A and C)
270,421            280,602

         Organization costs, net of  accumulated amortization (note A)
-             19,470

         Other assets (note E)
677,968            674,603

----------------   ----------------
                                                                          $
14,584,713   $     15,991,541

================   ================
                               LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

         Accounts payable and accrued expenses                            $
-   $              -
         Line of credit (note J)
-                  -

         Syndication costs payable
-                  -

         Accounts payable - affiliates (note B)
779,611            546,259

         Capital contributions payable (note C)
1,259,345          1,285,736

----------------   ----------------

2,038,956          1,831,995

----------------   ----------------
PARTNERS' CAPITAL (note A)
         Assignor limited partner

      Units of limited partnership interest consisting
        of 65,000,000 authorized beneficial assignee
        certificates (BACs), $10 stated value
        per BAC, 2,169,878 at March 31, 2000 and
        1999 are issued and outstanding to the assignees
-                  -
         Assignees

       Units of beneficial interest of the limited partnership interest of the assignor limited partner, 2,169,878
          at March 31, 2000 and 1999 issued
          and outstanding
12,597,389         14,201,933
         General partner
(59,924)           (43,716)

         Accumulated other comprehensive income
8,292              1,329

----------------   ----------------

12,545,757         14,159,546

----------------   ----------------
                                                                          $
14,584,713   $     15,991,541

================   ================



                                   (continued)

                     Boston Capital Tax Credit Fund IV L.P.
                           BALANCE SHEETS - CONTINUED

                             March 31, 2000 and 1999



Series 25

-----------------------------------
                                                                     2000
1999
                                                               ----------------
----------------
                           ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A
and C)                                                        $     18,948,606
$     20,921,953

OTHER ASSETS
         Cash and cash equivalents (notes A, H and I)                  526,832
660,000

         Investments available-for-sale (notes A and G)                605,151
529,693

         Notes receivable (note D)                                     523,193
551,221

         Deferred acquisition costs (notes A and C)                    271,579
281,804

         Organization costs, net of  accumulated
                 amortization (note A)                                       -
18,354

         Other assets (note E)                                       1,323,125
1,322,390
                                                               ----------------
----------------
                                                              $     22,198,486
$     24,285,415
                                                               ================
================
                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

         Accounts payable and accrued expenses                $              -
$              -
         Line of credit (note J)                                             -
-

         Syndication costs payable                                           -
-

         Accounts payable - affiliates (note B)                        545,352
272,676

         Capital contributions payable (note C)                      2,516,436
2,704,223
                                                               ----------------
----------------
                                                                     3,061,788
2,976,899
                                                               ----------------
----------------
PARTNERS' CAPITAL (note A)
         Assignor limited partner

      Units of limited partnership interest consisting of
          65,000,000
authorized beneficial assignee certificates (BACs), $10
stated value per BAC, 3,026,109 at March 31, 2000 and 1999
are issued and outstanding to the assignees                                  -
-
         Assignees

      Units of beneficial interest of the limited
          partnership interest of the
          assignor limited partner, 3,026,109 at
          March 31, 2000 and 1999 issued and outstanding            19,183,968
21,349,087
         General partner                                               (66,267)
(44,397)

         Accumulated other comprehensive income                         18,997
3,826
                                                               ----------------
----------------
                                                                    19,136,698
21,308,516
                                                               ----------------
----------------
                                                              $     22,198,486
$     24,285,415
                                                               ================
================

                                   (continued)

                     Boston Capital Tax Credit Fund IV L.P.
                           BALANCE SHEETS - CONTINUED

                             March 31, 2000 and 1999



Series 26

-----------------------------------
                                                                     2000
1999
                                                               ---------------
---------------

                           ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A
and C)                                                        $     28,691,064
$     29,938,230

OTHER ASSETS

         Cash and cash equivalents (notes A, H and I)                  201,802
1,190,003

         Investments available-for-sale (notes A and G)                224,505
721,150

         Notes receivable (note D)                                     586,335
653,909

         Deferred acquisition costs (notes A and C)                    460,089
475,012

         Organization costs, net of  accumulated
                 amortization (note A)                                       -
42,595

         Other assets (note E)                                       2,512,111
3,856,657
                                                               ----------------
----------------
                                                              $     32,675,906
$     36,877,556
                                                               ================
================
                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

         Accounts payable and accrued expenses                $             90
$             90
         Line of credit (note J)                                             -
-

         Syndication costs payable                                           -
-

         Accounts payable - affiliates (note B)                        691,428
266,608

         Capital contributions payable (note C)                      2,709,059
5,548,536
                                                               ----------------
----------------
                                                                     3,400,577
5,815,234
                                                               ----------------
----------------
PARTNERS' CAPITAL (note A)
         Assignor limited partner

      Units of limited partnership interest consisting of
          65,000,000
          authorized beneficial assignee certificates
          (BACs), $10 stated value per BAC, 3,995,900
          at March 31, 2000 and 1999, are issued and
          outstanding to the assignees                                  -
-
         Assignees

      Units of beneficial interest of the limited
          partnership interest of the
          assignor limited partner, 3,995,900 at March 31,
          2000 and 1999  issued and outstanding                     29,315,855
31,085,523
         General partner                                               (47,570)
(29,727)

         Accumulated other comprehensive income                          7,044
6,526
                                                               ----------------
----------------
                                                                    29,275,329
31,062,322
                                                               ----------------
----------------
                                                              $     32,675,906
$     36,877,556
                                                               ================
================

                                   (continued)

                     Boston Capital Tax Credit Fund IV L.P.
                           BALANCE SHEETS - CONTINUED

                             March 31, 2000 and 1999


Series 27

-----------------------------------
                                                                    2000
1999
                                                              ----------------
----------------
                           ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A
and C)                                                        $    16,392,639
$     16,996,406

OTHER ASSETS

         Cash and cash equivalents (notes A, H and I)                 250,061
1,328,141

         Investments available-for-sale (notes A and G)               567,355
140,982

         Notes receivable (note D)                                     99,549
270,649

         Deferred acquisition costs (notes A and C)                   396,089
402,321

         Organization costs, net of  accumulated
                 amortization (note A)                                      -
38,806

         Other assets (note E)                                        893,060
1,017,819
                                                              ----------------
----------------
                                                              $    18,598,753
$     20,195,124
                                                              ================
================
                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

         Accounts payable and accrued expenses                $             -
$              -
         Line of credit (note J)                                            -
-

         Syndication costs payable                                          -
-

         Accounts payable - affiliates (note B)                       744,494
430,737

         Capital contributions payable (note C)                     1,063,367
1,645,618
                                                              ----------------
----------------
                                                                    1,807,861
2,076,355
                                                              ----------------
----------------
PARTNERS' CAPITAL (note A)
         Assignor limited partner

      Units of limited partnership interest consisting of
          65,000,000
          authorized beneficial assignee certificates
          (BACs), $10 stated value per BAC, 2,460,700
           at March 31, 2000 and 1999 are issued and
           outstanding to the assignees                                 -
-
         Assignees

      Units of beneficial interest of the limited
          partnership interest of the
          assignor limited partner, 2,460,700 at March 31,
          2000 and 1999 issued and outstanding                     16,811,783
18,142,362
         General partner                                              (38,716)
(25,276)

         Accumulated other comprehensive income                        17,825
1,683
                                                              ----------------
----------------
                                                                   16,790,892
18,118,769
                                                              ----------------
----------------
                                                              $    18,598,753
$     20,195,124
                                                              ================
================

                                   (continued)

                     Boston Capital Tax Credit Fund IV L.P.
                           BALANCE SHEETS - CONTINUED

                             March 31, 2000 and 1999



Series 28

-----------------------------------
                                                                    2000
1999
                                                              ----------------
----------------
                           ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A
and C)                                                        $    29,671,967
$     32,194,655

OTHER ASSETS

         Cash and cash equivalents (notes A, H and I)               1,096,622
569,820

         Investments available-for-sale (notes A and G)             2,018,028
4,164,571

         Notes receivable (note D)                                  1,477,458
1,477,458

         Deferred acquisition costs (notes A and C)                    87,462
70,092

         Organization costs, net of  accumulated
                 amortization (note A)                                      -
55,896

         Other assets (note E)                                          3,018
205,606
                                                              ----------------
----------------
                                                              $    34,304,555
$     38,738,098
                                                              ================
================

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

         Accounts payable and accrued expenses                $             -
$              -
         Line of credit (note J)                                            -
-

         Syndication costs payable                                          -
-

         Accounts payable - affiliates (note B)                           104
256,148

         Capital contributions payable (note C)                     2,484,505
4,440,923
                                                              ----------------
----------------
                                                                    2,484,609
4,697,071
                                                              ----------------
----------------
PARTNERS' CAPITAL (note A)
         Assignor limited partner

      Units of limited partnership interest consisting of
          65,000,000
          authorized beneficial assignee
          certificates (BACs), $10 stated
          value per BAC, 4,000,738 at March 31,
          2000 and 1999 are issued and
          outstanding to the assignees                                      -
-
         Assignees

      Units of beneficial interest of the limited
          partnership interest of the
          assignor limited partner, 4,000,738
          at March 31, 2000 and 1999 issued
          and outstanding                                          31,782,620
34,013,990
         General Partner                                              (26,184)
(3,685)

         Accumulated other comprehensive income                        63,510
30,722
                                                              ----------------
----------------
                                                                   31,819,946
34,041,027
                                                              ----------------
----------------
                                                              $    34,304,555
$     38,738,098
                                                              ================
================

                                   (continued)

                     Boston Capital Tax Credit Fund IV L.P.
                           BALANCE SHEETS - CONTINUED

                             March 31, 2000 and 1999


Series 29

-----------------------------------
                                                                    2000
1999
                                                              ----------------
----------------
                           ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A
and C)                                                        $    28,738,405
$     31,006,270

OTHER ASSETS

         Cash and cash equivalents (notes A, H and I)                 387,679
1,066,404

         Investments available-for-sale (notes A and G)             1,706,936
5,250,347

         Notes receivable (note D)                                    835,878
835,878

         Deferred acquisition costs (notes A and C)                    86,047
13,596

         Organization costs, net of  accumulated
                 amortization (note A)                                      -
49,448

         Other assets (note E)                                         17,796
26,001
                                                              ----------------
----------------
                                                              $    31,772,741
$     38,247,944
                                                              ================
================
                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

         Accounts payable and accrued expenses                $             -
$              -
         Line of credit (note J)                                            -
-

         Syndication costs payable                                          -
-

         Accounts payable - affiliates (note B)                            36
6,511

         Capital contributions payable (note C)                     2,060,981
5,800,186
                                                              ----------------
----------------
                                                                    2,061,017
5,806,697
                                                              ----------------
----------------
PARTNERS' CAPITAL (note A)
         Assignor limited partner

      Units of limited partnership interest consisting of
          65,000,000
          authorized beneficial assignee
          certificates (BACs), $10 stated
          value per BAC, 3,991,800 at March 31,
          2000 and 1999 are issued and
          outstanding to the assignees                                      -
-
         Assignees

      Units of beneficial interest of the limited
          partnership interest of the
          assignor limited partner, 3,991,800
          at March 31, 2000 and 1999,  issued
          and outstanding                                          29,719,635
32,431,904
         General Partner                                              (41,869)
(16,900)

         Accumulated other comprehensive income                        33,958
26,243
                                                              ----------------
----------------
                                                                   29,711,724
32,441,247
                                                              ----------------
----------------
                                                              $    31,772,741
$     38,247,944
                                                              ================
================


                                   (continued)

                     Boston Capital Tax Credit Fund IV L.P.
                           BALANCE SHEETS - CONTINUED

                             March 31, 2000 and 1999



Series 30

-----------------------------------
                                                                    2000
1999
                                                              ----------------
----------------
                           ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A
and C)                                                        $    20,143,589
$     18,385,611

OTHER ASSETS

         Cash and cash equivalents (notes A, H and I)                 403,328
1,339,143

         Investments available-for-sale (notes A and G)             2,229,119
5,366,697

         Notes receivable (note D)                                     85,438
1,415,196

         Deferred acquisition costs (notes A and C)                   561,263
510,332

         Organization costs, net of  accumulated
                 amortization (note A)                                      -
48,501

         Other assets (note E)                                        609,524
888,146
                                                              ----------------
----------------
                                                              $    24,032,261
$     27,953,626
                                                              ================
================
                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

         Accounts payable and accrued expenses                $             -
$              -
         Line of credit (note J)                                            -
-

         Syndication costs payable                                          -
-

         Accounts payable - affiliates (note B)                         7,524
6,196

         Capital contributions payable (note C)                     2,502,751
5,188,387
                                                              ----------------
----------------
                                                                    2,510,275
5,194,583
                                                              ----------------
----------------
PARTNERS' CAPITAL (note A)
         Assignor Limited Partner

      Units of limited partnership interest consisting of
          65,000,000
          authorized beneficial assignee
          certificates (BACs), $10 stated
          value per BAC, 2,651,000 at March 31,
          2000 and 1999, are issued and
          outstanding to the assignees                                     -
-
         Assignees

      Units of beneficial interest of the limited
          partnership interest of the
          assignor limited partner, 2,651,000
          at March 31, 2000 and 1999, issued
          and outstanding                                          21,471,225
22,733,909
         General Partner                                              (12,469)
264

         Accumulated other comprehensive income                        63,230
24,870
                                                              ----------------
----------------
                                                                   21,521,986
22,759,043
                                                              ----------------
----------------
                                                              $    24,032,261
$     27,953,626
                                                              ================
================

                                   (continued)

                     Boston Capital Tax Credit Fund IV L.P.
                           BALANCE SHEETS - CONTINUED

                             March 31, 2000 and 1999



Series 31

-----------------------------------
                                                                    2000
1999
                                                              ----------------
----------------
                           ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A
and C)                                                        $    32,353,530
$     35,524,458

OTHER ASSETS

         Cash and cash equivalents (notes A, H and I)               1,449,979
1,294,456

         Investments available-for-sale (notes A and G)             2,576,842
5,366,127

         Notes receivable (note D)                                  2,361,971
2,221,022

         Deferred acquisition costs (notes A and C)                         -
-

         Organization costs, net of  accumulated
                 amortization (note A)                                      -
51,385

         Other assets (note E)                                        593,010
974,611
                                                              ----------------
----------------
                                                              $    39,335,332
$     45,432,059
                                                              ================
================
             LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

         Accounts payable and accrued expenses                $         2,975
$          1,660
         Line of credit (note J)                                            -
-

         Syndication costs payable                                          -
-

         Accounts payable - affiliates (note B)                        26,655
1,390

         Capital contributions payable (note C)                     4,973,344
8,010,788
                                                              ----------------
----------------
                                                                    5,002,974
8,013,838
                                                              ----------------
----------------
PARTNERS' CAPITAL (note A)
         Assignor Limited Partner

      Units of limited partnership interest consisting of
          65,000,000
          authorized beneficial assignee
          certificates (BACs), $10 stated value
          per BAC, 4,417,857 at March 31, 2000
          and 1999, are issued and outstanding to
          the assignees                                                     -
-
         Assignees

      Units of beneficial interest of the limited
          partnership interest of the
          assignor limited partner, 4,417,857 at
          March 31, 2000 and 1999,  issued and
          outstanding                                              34,298,592
37,405,408
         General Partner                                              (36,641)
(5,325)

         Accumulated other comprehensive income                        70,407
18,138
                                                              ----------------
----------------
                                                                   34,332,358
37,418,221
                                                              ----------------
----------------
                                                              $    39,335,332
$     45,432,059
                                                              ================
================

                                   (continued)

                     Boston Capital Tax Credit Fund IV L.P.
                           BALANCE SHEETS - CONTINUED

                             March 31, 2000 and 1999


Series 32

-----------------------------------
                                                                    2000
1999
                                                              ----------------
----------------
                           ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A
and C)                                                        $    37,641,580
$     35,492,664

OTHER ASSETS

         Cash and cash equivalents (notes A, H and I)                 240,584
1,625,906

         Investments available-for-sale (notes A and G)             2,832,134
9,246,829

         Notes receivable (note D)                                    914,126
1,995,249

         Deferred acquisition costs (notes A and C)                   793,104
723,349

         Organization costs, net of  accumulated
                 amortization (note A)                                      -
50,418

         Other assets (note E)                                      1,680,500
1,970,512
                                                              ----------------
----------------
                                                              $    44,102,028
$     51,104,927
                                                              ================
================
             LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

         Accounts payable and accrued expenses                $             -
$              -
         Line of credit (note J)                                            -
-

         Syndication costs payable                                          -
-

         Accounts payable - affiliates (note B)                       148,654
103

         Capital contributions payable (note C)                     4,476,034
10,155,068
                                                              ----------------
----------------
                                                                    4,624,688
10,155,171
                                                              ----------------
----------------
PARTNERS' CAPITAL (note A)
         Assignor limited partner

      Units of limited partnership interest consisting of
          65,000,000
          authorized beneficial assignee
          certificates (BACs), $10 stated value per
          BAC, 4,754,198 at March 31, 2000 and 1999
          are issued and outstanding to the assignees                       -
-
         Assignees

      Units of beneficial interest of the limited
          partnership interest of the
          assignor limited partner, 4,754,198 at
          March 31, 2000 and 1999 issued and
          outstanding                                              39,409,396
40,911,216

         General partner                                              (12,392)
2,486

         Accumulated other comprehensive income                        80,336
36,054
                                                              ----------------
----------------
                                                                   39,477,340
40,949,756
                                                              ----------------
----------------
                                                              $    44,102,028
$     51,104,927
                                                              ================
================

                                   (continued)

                     Boston Capital Tax Credit Fund IV L.P.
                           BALANCE SHEETS - CONTINUED

                             March 31, 2000 and 1999


Series 33

-----------------------------------
                                                                    2000
1999
                                                              ----------------
----------------
                           ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A
and C)                                                        $    20,996,032
$     19,871,865

OTHER ASSETS

         Cash and cash equivalents (notes A, H and I)                 597,735
685,857

         Investments available-for-sale (notes A and G)             3,156,657
5,892,859

         Notes receivable (note D)                                     40,825
46,280

         Deferred acquisition costs (notes A and C)                   705,560
668,353

         Organization costs, net of  accumulated
                 amortization (note A)                                      -
83,770

         Other assets (note E)                                          4,378
1,078,560
                                                              ----------------
----------------
                                                              $    25,501,187
$     28,327,544
                                                              ================
================
             LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

         Accounts payable and accrued expenses                $             -
$              -
         Line of credit (note J)                                            -
-

         Syndication costs payable                                          -
-

         Accounts payable - affiliates (note B)                        71,735
6,443

         Capital contributions payable (note C)                     3,272,919
5,507,151
                                                              ----------------
----------------
                                                                    3,344,654
5,513,594
                                                              ----------------
----------------
PARTNERS' CAPITAL (note A)
         Assignor Limited Partner

      Units of limited partnership interest consisting of
          65,000,000
          authorized beneficial assignee certificates
          (BACs), $10 stated value per BAC, 2,636,533
          at March 31, 2000 and 1999, are issued and
          outstanding to the assignees                                      -
-
         Assignees

      Units of beneficial interest of the limited
          partnership interest of the
          assignor limited partner, 2,636,533 at
          March 31, 2000 and 1999, issued and
          outstanding                                              22,072,254
22,776,691
         General partner                                               (5,110)
1,941

         Accumulated other comprehensive income                        89,389
35,318
                                                              ----------------
----------------
                                                                   22,156,533
22,813,950
                                                              ----------------
----------------
                                                              $    25,501,187
$     28,327,544
                                                              ================
================


                                   (continued)

                     Boston Capital Tax Credit Fund IV L.P.
                           BALANCE SHEETS - CONTINUED

                             March 31, 2000 and 1999



Series 34

-----------------------------------
                                                                    2000
1999
                                                              ----------------
----------------
                           ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A
and C)                                                        $    27,688,578
$     22,247,242

OTHER ASSETS

         Cash and cash equivalents (notes A, H and I)                 672,010
2,482,579

         Investments available-for-sale (notes A and G)             3,361,452
9,666,568

         Notes receivable (note D)                                  1,390,612
1,678,562

         Deferred acquisition costs (notes A and C)                 1,117,212
904,527

         Organization costs, net of  accumulated
                 amortization (note A)                                      -
110,441

         Other assets (note E)                                      1,222,417
5,146,310
                                                              ----------------
----------------
                                                              $    35,452,281
$     42,236,229
                                                              ================
================

             LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

         Accounts payable and accrued expenses                $             -
$            493
         Line of credit (note J)                                            -
-

         Syndication costs payable                                          -
-

         Accounts payable - affiliates (note B)                        10,656
32,894

         Capital contributions payable (note C)                     5,964,656
12,032,400
                                                              ----------------
----------------
                                                                    5,975,312
12,065,787
                                                              ----------------
----------------
PARTNERS' CAPITAL (note A)
         Assignor Limited Partner

      Units of limited partnership interest consisting of
          65,000,000
          authorized beneficial assignee
          certificates (BACs), $10 stated value
          per BAC, 3,529,319 at March 31, 2000 and
          1999 are issued and outstanding to the assignees                  -
-
         Assignees

      Units of beneficial interest of the limited
          partnership interest of the
          assignor limited partner, 3,529,319 at
          March 31, 2000 and 1999 issued and outstanding           29,388,210
30,136,760
         General Partner                                               (6,593)
399

         Accumulated other comprehensive income                        95,352
33,283
                                                              ----------------
----------------
                                                                   29,476,969
30,170,442
                                                              ----------------
----------------
                                                              $    35,452,281
$     42,236,229
                                                              ================
================

                                   (continued)

                     Boston Capital Tax Credit Fund IV L.P.
                           BALANCE SHEETS - CONTINUED

                             March 31, 2000 and 1999



Series 35

-----------------------------------
                                                                    2000
1999
                                                              ----------------
----------------

                                              ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A
and C)                                                        $    22,595,066
$     10,632,978
OTHER ASSETS

         Cash and cash equivalents (notes A, H and I)                 701,756
247,876

         Investments available-for-sale (notes A and G)             6,015,592
393,605

         Notes receivable (note D)                                    650,000
916,860

         Deferred acquisition costs (notes A and C)                 3,210,646
822,404

         Organization costs, net of  accumulated
                 amortization (note A)                                      -
16,875

         Other assets (note E)                                        447,482
2,584,603
                                                              ----------------
----------------
                                                              $    33,620,542
$     15,615,201
                                                              ================
================

                                LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

         Accounts payable and accrued expenses                $         1,943
$         96,560
         Line of credit (note J)                                            -
200,000

         Syndication costs payable                                          -
312,955

         Accounts payable - affiliates (note B)                        78,795
294,539

         Capital contributions payable (note C)                     5,528,412
8,801,775
                                                              ----------------
----------------
                                                                    5,609,150
9,705,829
                                                              ----------------
----------------

PARTNERS' CAPITAL (note A)
         Assignor Limited Partner

      Units of limited partnership interest consisting of
          65,000,000
          authorized beneficial assignee certificates
          (BACs), $10 stated value per BAC, 3,300,463
          and 704,200 at March 31, 2000 and 1999,
          respectively, are issued and outstanding
          to the assignees                                                  -
-
         Assignees

      Units of beneficial interest of the limited
          partnership interest of the
          assignor limited partner, 3,300,463 and
          704,200 at March 31, 2000 and 1999, respectively,
          issued and outstanding                                   27,937,304
5,907,861
         General Partner                                               (2,684)
(68)
         Accumulated other comprehensive income                        76,772
1,579
                                                              ----------------
----------------
                                                                   28,011,392
5,909,372
                                                              ----------------
----------------
                                                              $    33,620,542
$     15,615,201
                                                              ================
================


                                      (continued)


Series 36

----------------

2000

----------------

                                              ASSETS


INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A
and C)
$     15,225,618

OTHER ASSETS

         Cash and cash equivalents (notes A, H and I)
328,095

         Investments available-for-sale (notes A and G)
2,430,792

         Notes receivable (note D)
1,635,636

         Deferred acquisition costs (notes A and C)
2,132,600

         Organization costs, net of  accumulated
                 amortization (note A)
-

         Other assets (note E)
1,407,708

----------------

$     23,160,449

================
                                LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

         Accounts payable and accrued expenses
$              -
         Line of credit (note J)
-

         Syndication costs payable
-

         Accounts payable - affiliates (note B)
30,944

         Capital contributions payable (note C)
5,509,534

----------------

5,540,478

----------------

                     Boston Capital Tax Credit Fund IV L.P.
                           BALANCE SHEETS - CONTINUED

                             March 31, 2000 and 1999

PARTNERS' CAPITAL (note A)

         Assignor Limited Partner

      Units of limited partnership interest consisting of
          65,000,000
          authorized beneficial assignee certificates
          (BACs), $10 stated value per BAC, 2,106,837
          at March 31, 2000, are issued and outstanding
          to the assignees
-
         Assignees

      Units of beneficial interest of the limited
          partnership interest of the
          assignor limited partner, 2,106,837 at
          March 31, 2000, issued and outstanding
17,569,744
         General Partner
(3,048)

         Accumulated other comprehensive income
53,275

----------------

17,619,971

----------------

$     23,160,449

================

Series 36, 37 and 38 were not formed until after March 31, 1999, therefore no comparative information has been included.

                                   (continued)

                     Boston Capital Tax Credit Fund IV L.P.
                           BALANCE SHEETS - CONTINUED

                             March 31, 2000 and 1999


Series 37

----------------

2000

----------------
                                              ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A
and C)
$     13,325,744

OTHER ASSETS

         Cash and cash equivalents (notes A, H and I)
5,952,947

         Investments available-for-sale (notes A and G)
4,359,183

         Notes receivable (note D)
1,745,996

         Deferred acquisition costs (notes A and C)
2,313,395

         Organization costs, net of  accumulated
                 amortization (note A)
-

         Other assets (note E)
317,829

----------------

$     28,015,094

================
                                LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

         Accounts payable and accrued expenses
$            350
         Line of credit (note J)
-

         Syndication costs payable
-

         Accounts payable - affiliates (note B)
29,802

         Capital contributions payable (note C)
6,239,395

----------------

6,269,547

----------------
PARTNERS' CAPITAL (note A)
         Assignor Limited Partner

      Units of limited partnership interest consisting of
          65,000,000
          authorized beneficial assignee certificates
          (BACs), $10 stated value per BAC, 2,512,500 at
          March 31, 2000, are issued and outstanding
          to the assignees
-
         Assignees

      Units of beneficial interest of the limited
          partnership interest of the
          assignor limited partner, 2,512,500 at
          March 31, 2000, issued and outstanding
21,622,194
         General Partner
(535)

         Accumulated other comprehensive income
123,888

----------------

21,745,547

----------------

$     28,015,094

================

Series 36, 37 and 38 were not formed until after March 31, 1999, therefore no comparative information has been included.

                                   (continued)

                     Boston Capital Tax Credit Fund IV L.P.
                           BALANCE SHEETS - CONTINUED

                             March 31, 2000 and 1999


Series 38

----------------

2000

----------------

                                              ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A
and C)
$      3,451,918

OTHER ASSETS

         Cash and cash equivalents (notes A, H and I)
1,184,327

         Investments available-for-sale (notes A and G)
-

         Notes receivable (note D)
-

         Deferred acquisition costs (notes A and C)
424,476

         Organization costs, net of  accumulated
                 amortization (note A)
-

         Other assets (note E)
768,001

----------------

$      5,828,722

================
                                LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

         Accounts payable and accrued expenses
$        422,489
         Line of credit (note J)
976,349

         Syndication costs payable
-

         Accounts payable - affiliates (note B)
20,848

         Capital contributions payable (note C)
904,200

----------------

2,323,886

----------------
PARTNERS' CAPITAL (note A)
         Assignor Limited Partner

      Units of limited partnership interest consisting of
          65,000,000
          authorized beneficial assignee certificates
          (BACs), $10 stated value per BAC, 446,300 at
          March 31, 2000, are issued and outstanding to
          the assignees
-
         Assignees

      Units of beneficial interest of the limited
          partnership interest of the
          assignor limited partner, 446,300 at
          March 31, 2000, issued and outstanding
3,505,653
         General Partner
(817)

         Accumulated other comprehensive income
-

----------------

3,504,836

----------------

$      5,828,722

================

                            See notes to financial statements

                     Boston Capital Tax Credit Fund IV L.P.
                            STATEMENTS OF OPERATIONS

                                                                  Total

-----------------------------------------------------
                                         Year ended March   Year ended March
Year ended March
                                             31, 2000           31, 1999
31, 1998
                                         ----------------   ----------------
----------------
Income

         Interest income                $      3,072,265   $      4,604,150   $
4,007,240
         Miscellaneous                            17,700                  -
-
                                         ----------------   ----------------
----------------
                                               3,089,965          4,604,150
4,007,240
                                         ----------------   ----------------
----------------

Share of losses from operating
         limited partnerships (note A)       (22,255,032)       (16,178,884)
(12,821,176)*
                                         ----------------   ----------------
----------------
Expenses

         Fund management fee (note B)          4,169,227          3,702,096
2,454,590

         Amortization (note A)                   505,485            200,643
163,770

         General and administrative
                 expenses (note B)             1,316,628          1,444,688
1,528,261

         Professional fees                       658,192            555,193
507,864
         Organization expense                    218,756                  -
-
                                         ----------------   ----------------
----------------
                                               6,868,288          5,902,620
4,654,485
                                         ----------------   ----------------
----------------
Cumulative effect of a change in
accounting principle                             623,193                  -
-
                                         ----------------   ----------------
----------------

      NET LOSS (note A)                 $    (26,656,548)  $    (17,477,354)  $
(13,468,421)
                                         ================   ================
================

Net loss allocated to general partner   $       (266,567)  $       (174,775)  $
(134,685)
                                         ================   ================
================

Net loss allocated to assignees         $    (26,389,981)  $    (17,302,579)  $
(13,333,736)
                                         ================   ================
================

Net loss per BAC                        $          (0.47)  $          (0.36)  $
(0.36)
                                         ================   ================
================

Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included. Series 36, 37 and 38 were not formed until after March 31, 1999, therefore no comparative information has been included.

                                   (continued)

                     Boston Capital Tax Credit Fund IV L.P.
                      STATEMENTS OF OPERATIONS - CONTINUED

                                                                  Series 20

-----------------------------------------------------
                                           Year ended March    Year ended March
Year ended March
                                               31, 2000            31, 1999
31, 1998
                                           ----------------    ----------------
----------------

Income

         Interest income                   $         9,979    $          8,005
$         52,699
         Miscellaneous                               8,850                   -
-
                                           ----------------    ----------------
----------------
                                                    18,829               8,005
52,699
                                           ----------------    ----------------
----------------

Share of losses from operating limited
         partnerships (note A)                  (2,039,505)         (2,359,812)
(2,516,153)
                                           ----------------    ----------------
----------------
Expenses

         Fund management fee (note B)              292,963             358,566
270,336

         Amortization (note A)                       3,572              23,284
23,285

         General and administrative
                 expenses (note B)                  35,244              34,973
56,682
         Professional fees                          38,264              42,802
30,488
         Organization expense
                                                         -                   -
-
                                           ----------------    ----------------
----------------
                                                   370,043             459,625
380,791
                                           ----------------    ----------------
----------------

Cumulative effect of a change in
         accounting principle                       10,607                   -
-
                                           ----------------    ----------------
----------------

      NET LOSS (note A)                    $    (2,401,326)   $     (2,811,432)
$     (2,844,245)
                                           ================    ================
================

Net loss allocated to general partner      $       (24,013)   $        (28,114)
$        (28,442)
                                           ================    ================
================

Net loss allocated to assignees            $    (2,377,313)   $     (2,783,318)
$     (2,815,803)
                                           ================    ================
================

Net loss per BAC                           $         (0.61)   $          (0.72)
$          (0.73)
                                           ================    ================
================

                                   (continued)

                     Boston Capital Tax Credit Fund IV L.P.
                      STATEMENTS OF OPERATIONS - CONTINUED

                                                                 Series 21

--------------------------------------------------------

                                         Year ended March   Year ended March
Year ended March
                                             31, 2000           31, 1999
31, 1998
                                         ----------------   ----------------
----------------

Income

         Interest income                $         55,157   $         63,167   $
53,299
         Miscellaneous                                 -                  -
-
                                         ----------------   ----------------
----------------
                                                  55,157             63,167
53,299
                                         ----------------   ----------------
----------------

Share of losses from operating
         limited partnership
         (note A)                             (1,224,831)        (1,440,087)
(1,854,423)
                                         ----------------   ----------------
----------------
Expenses

         Fund management fee (note B)            157,432            201,340
215,217

         Amortization (note A)                     1,954             12,523
18,957

         General and administrative
                 expenses  (note B)               36,616             40,896
40,040

         Professional fees                        27,667
22,730

         Organization expense                          -             21,707
-
                                         ----------------   ----------------
----------------
                                                 223,669            276,466
296,944
                                         ----------------   ----------------
----------------

Cumulative effect of a change in
         accounting principle                           -                  -
-
                                         ----------------   ----------------
----------------
      NET LOSS (note A)                 $     (1,393,343)  $     (1,653,386)  $
(2,098,068)
                                         ================   ================
================
Net loss allocated to general partner   $        (13,933)  $        (16,534)  $
(20,981)
                                         ================   ================
================
Net loss allocated to assignees         $     (1,379,410)  $     (1,636,852)  $
(2,077,087)
                                         ================   ================
================
Net loss per BAC                        $          (0.73)  $          (0.86)  $
(1.10)
                                         ================   ================
================

                                   (continued)

                     Boston Capital Tax Credit Fund IV L.P.
                      STATEMENTS OF OPERATIONS - CONTINUED

                                                                 Series 22

------------------------------------------------------
                                         Year ended March   Year ended March
Year ended March
                                             31, 2000           31, 1999
31, 1998
                                         ----------------   ----------------
----------------
Income

         Interest income                $         23,002   $         28,945   $
35,289
         Miscellaneous                             3,900                  -
-
                                         ----------------   ----------------
----------------
                                                  26,902             28,945
35,289
                                         ----------------   ----------------
----------------

Share of losses from operating
         limited partnerships
         (note A)                             (1,211,051)        (1,371,100)
(1,372,762)
                                         ----------------   ----------------
----------------
Expenses

         Fund management fee (note B)            227,588            241,151
225,636

         Amortization (note A)                     6,140             12,538
12,538

         General and administrative
                 expenses (note B)                32,553             32,283
44,605

         Professional fees                        35,747             29,885
34,012

         Organization expense                          -                  -
-
                                         ----------------   ----------------
----------------
                                                 302,028            315,857
316,791
                                         ----------------   ----------------
----------------

Cumulative effect of a change in
         accounting principle                      9,694                  -
-
                                         ----------------   ----------------
----------------
      NET LOSS (note A)                 $     (1,495,871)  $     (1,658,012)  $
(1,654,264)
                                         ================   ================
================

Net loss allocated to general partner   $        (14,959)  $        (16,580)  $
(16,543)
                                         ================   ================
================

Net loss allocated to assignees         $     (1,480,912)  $     (1,641,432)  $
(1,637,721)
                                         ================   ================
================

Net loss per BAC                        $          (0.58)  $          (0.64)  $
(0.64)
                                         ================   ================
================

                                   (continued)

                     Boston Capital Tax Credit Fund IV L.P.
                      STATEMENTS OF OPERATIONS - CONTINUED

                                                                  Series 23

-----------------------------------------------------
                                           Year ended March    Year ended March
Year ended March
                                               31, 2000            31, 1999
31, 1998
                                           ----------------    ----------------
----------------

Income

         Interest income                   $        10,693    $         17,417
$         78,002
                                                     4,800                   -
-
                                           ----------------    ----------------
----------------
                                                    15,493              17,417
78,002
                                           ----------------    ----------------
----------------

Share of losses from operating limited
         partnerships (note A)                  (1,416,388)         (1,587,640)
(1,705,493)
                                           ----------------    ----------------
----------------
Expenses

         Fund management fee (note B)              197,530             214,325
188,213

         Amortization (note A)                       6,246              13,072
13,072

         General and administrative
                 expenses (note B)                  31,781              33,071
62,957

         Professional fees                          31,272              29,483
35,928

         Organization expense                            -                   -
-
                                           ----------------    ----------------
----------------
                                                   266,829             289,951
300,170
                                           ----------------    ----------------
----------------

Cumulative effect of a change in
         accounting principle                       16,933                   -
-
                                           ----------------    ----------------
----------------

      NET LOSS (note A)                    $    (1,684,657)   $     (1,860,174)
$     (1,927,661)
                                           ================    ================
================

Net loss allocated to general partner      $       (16,847)   $        (18,602)
$        (19,277)
                                           ================    ================
================

Net loss allocated to assignees            $    (1,667,810)   $     (1,841,572)
$     (1,908,384)
                                           ================    ================
================

Net loss per BAC                           $         (0.50)   $          (0.55)
$          (0.57)
                                           ================    ================
================

                                   (continued)

                     Boston Capital Tax Credit Fund IV L.P.
                      STATEMENTS OF OPERATIONS - CONTINUED

                                                                 Series 24

-------------------------------------------------------
                                         Year ended March   Year ended March
Year ended March
                                             31, 2000           31, 1999
31, 1998
                                         ----------------   ----------------
----------------
Income

         Interest income                $         19,012   $         31,706   $
50,741

         Miscellaneous                               150                  -
-
                                         ----------------   ----------------
----------------
                                                  19,162             31,706
50,741
                                         ----------------   ----------------
----------------

Share of losses from operating
         limited partnerships
         (note A)                             (1,388,143)        (1,475,502)
(1,342,281)
                                         ----------------   ----------------
----------------
Expenses

         Fund management fee (note B)            160,446            203,448
208,597

         Amortization (note A)                    10,204             12,980
12,979
         General and administrative
           expenses (note B)                      30,062             28,523
33,088

         Professional fees                        31,589             34,958
29,154

         Organization expense                          -                  -
-
                                         ----------------   ----------------
----------------
                                                 232,301            279,909
283,818
                                         ----------------   ----------------
----------------

Cumulative effect of a change in
         accounting principle                     19,470                  -
-
                                         ----------------   ----------------
----------------
      NET LOSS (note A)                 $     (1,620,752)  $     (1,723,705)  $
(1,575,358)
                                         ================   ================
================
Net loss allocated to general partner   $        (16,208)  $        (17,237)  $
(15,754)
                                         ================   ================
================
Net loss allocated to assignees         $     (1,604,544)  $     (1,706,468)  $
(1,559,604)
                                         ================   ================
================
Net loss per BAC                        $          (0.74)  $          (0.79)  $
(0.72)
                                         ================   ================
================

                                   (continued)

                     Boston Capital Tax Credit Fund IV L.P.
                      STATEMENTS OF OPERATIONS - CONTINUED

                                                                  Series 25

------------------------------------------------------

                                           Year ended March   Year ended March
Year ended March
                                               31, 2000           31, 1999
31, 1998
                                           ----------------   ----------------
----------------

Income

         Interest income                   $        50,146    $        89,058
$        134,963

         Miscellaneous                                   -                  -
-
                                           ----------------   ----------------
----------------
                                                    50,146             89,058
134963
                                           ----------------   ----------------
----------------

Share of losses from operating limited
         partnerships (note A)                  (1,926,540)        (1,653,302)
(1,550,724)
                                           ----------------   ----------------
----------------
Expenses

         Fund management fee (note B)              203,746            266,576
248,382

         Amortization (note A)                      15,218             10,488
10,488

         General and administrative
                 expenses (note B)                  39,833             45,111
82,717

         Professional fees                          33,444             39,686
36,017

         Organization expense                            -                  -
-
                                           ----------------   ----------------
----------------
                                                   292,241            361,861
377,604
                                           ----------------   ----------------
----------------
Cumulative effect of a change in
         accounting principle                       18,354                  -
-
                                           ----------------   ----------------
----------------
      NET LOSS (note A)                    $    (2,186,989)   $    (1,926,105)
$     (1,793,365)
                                           ================   ================
================

Net loss allocated to general partner      $       (21,870)   $       (19,261)
$        (17,934)
                                           ================   ================
================

Net loss allocated to assignees            $    (2,165,119)   $    (1,906,844)
$     (1,775,431)
                                           ================   ================
================

Net loss per BAC                           $         (0.72)   $         (0.63)
$          (0.59)
                                           ================   ================
================

                                   (continued)

                     Boston Capital Tax Credit Fund IV L.P.
                      STATEMENTS OF OPERATIONS - CONTINUED

                                                                  Series 26

------------------------------------------------------
                                           Year ended March    Year ended March
Year ended March
                                               31, 2000            31, 1999
31, 1998
                                           ----------------    ----------------
----------------

Income

         Interest income                   $        55,149    $        284,747
$        534,030

         Miscellaneous                                   -                   -
-
                                           ----------------    ----------------
----------------
                                                    55,149             284,747
534030
                                           ----------------    ----------------
----------------

Share of losses from operating limited
         partnerships (note A)                  (1,312,467)         (1,448,218)
(869,148)
                                           ----------------    ----------------
----------------
Expenses

         Fund management fee (note B)              365,001             359,834
346,887

         Amortization (note A)                      17,362              18,931
18,931

         General and administrative
                 expenses (note B)                  48,905             135,748
225,083

         Professional fees                          53,085              41,384
90,108

         Organization expense                            -                   -
-
                                           ----------------    ----------------
----------------
                                                   484,353             555,897
681,009
                                           ----------------    ----------------
----------------

Cumulative effect of a change in
         accounting principle                       42,595                   -
-
                                           ----------------    ----------------
----------------

      NET LOSS (note A)                    $    (1,784,266)   $     (1,719,368)
$     (1,016,127)
                                           ================    ================
================

Net loss allocated to general partner      $       (17,843)   $        (17,194)
$        (10,161)
                                           ================    ================
================

Net loss allocated to assignees            $    (1,766,423)   $     (1,702,174)
$     (1,005,966)
                                           ================    ================
================

Net loss per BAC                           $         (0.44)   $          (0.43)
$          (0.25)
                                           ================    ================
================


                                   (continued)

                     Boston Capital Tax Credit Fund IV L.P.
                      STATEMENTS OF OPERATIONS - CONTINUED

                                                                  Series 27

------------------------------------------------------

                                           Year ended March   Year ended March
Year ended March
                                               31, 2000           31, 1999
31, 1998
                                           ----------------   ----------------
----------------
Income

         Interest income                   $        33,758    $       103,948
$        323,118

         Miscellaneous                                   -                  -
-
                                           ----------------   ----------------
----------------
                                                    33,758            103,948
323,118
                                           ----------------   ----------------
----------------


Share of losses from operating limited
         partnerships
         (note A)                                 (971,679)        (1,421,601)
(689,756)
                                           ----------------   ----------------
----------------
Expenses

         Fund management fee (note B)              289,658            288,306
275,320

         Amortization (note A)                      14,946             15,522
15,522

         General and administrative
                 expenses (note B)                  33,120             58,117
99,622

         Professional fees                          29,568             36,553
30,003

         Organization expense                            -                  -
-
                                           ----------------   ----------------
----------------
                                                   367,292            398,498
420,467
                                           ----------------   ----------------
----------------

Cumulative effect of a change in
         accounting principle                       38,806                  -
-
                                           ----------------   ----------------
----------------

      NET LOSS (note A)                    $    (1,344,019)   $    (1,716,151)
$       (787,105)
                                           ================   ================
================

Net loss allocated to general partner      $       (13,440)   $       (17,162)
$         (7,871)
                                           ================   ================
================

Net loss allocated to assignees            $    (1,330,579)   $    (1,698,989)
$       (779,234)
                                           ================   ================
================

Net loss per BAC                           $         (0.54)   $         (0.69)
$          (0.32)
                                           ================   ================
================

                                   (continued)

                     Boston Capital Tax Credit Fund IV L.P.
                      STATEMENTS OF OPERATIONS - CONTINUED

                                                                  Series 28

------------------------------------------------------
                                           Year ended March    Year ended March
Year ended March
                                               31, 2000            31, 1999
31, 1998
                                           ----------------    ----------------
----------------
Income

         Interest income                   $       237,326    $        683,347
$      1,280,997

         Miscellaneous                                   -                   -
-
                                           ----------------    ----------------
----------------
                                                   237,326             683,347
1,280,997
                                           ----------------    ----------------
----------------

Share of losses from operating limited
         partnerships (note A)                  (1,993,839)           (793,965)
(351,007)
                                           ----------------    ----------------
----------------
Expenses

         Fund management fee (note B)              287,734             322,689
155,994

         Amortization (note A)                       3,300              20,326
20,326

         General and administrative
                 expenses (note B)                  98,160             205,933
393,649

         Professional fees                          48,250              64,643
95,950

         Organization expense                            -                   -
-
                                           ----------------    ----------------
----------------
                                                   437,444             613,591
665,919
                                           ----------------    ----------------
----------------

Cumulative effect of a change in
         accounting principle                       55,896                   -
-
                                           ----------------    ----------------
----------------
         NET LOSS (note A)                 $    (2,249,853)   $       (724,209)
$        264,071
                                           ================    ================
================

Net loss allocated to general
         partner                           $       (22,499)   $         (7,242)
$          2,641
                                           ================    ================
================

Net loss allocated to assignees            $    (2,227,354)   $       (716,967)
$        261,430
                                           ================    ================
================

Net loss per BAC                           $         (0.56)   $          (0.18)
$          0.07
                                           ================    ================
================

                                   (continued)

                     Boston Capital Tax Credit Fund IV L.P.
                      STATEMENTS OF OPERATIONS - CONTINUED

                                                                  Series 29

------------------------------------------------------
                                           Year ended March    Year ended March
Year ended March
                                               31, 2000            31, 1999
31, 1998
                                           ----------------    ----------------
----------------

Income

         Interest income                   $       194,496    $        560,635
$        800,608

         Miscellaneous                                   -                   -
-
                                           ----------------    ----------------
----------------
                                                   194,496             560,635
800,608
                                           ----------------    ----------------
----------------

Share of losses from operating limited
         partnerships (note A)                  (2,192,069)         (1,418,793)
(626,915)
                                           ----------------    ----------------
----------------
Expenses

         Fund management fee (note B)              308,972             306,704
192,348

         Amortization (note A)                       3,206              15,215
8,633

         General and administrative
                 expenses (note B)                  93,091             167,904
202,191

         Professional fees                          44,652              66,263
47,266

         Organization expense                            -                   -
-
                                           ----------------    ----------------
----------------
                                                   449,921             556,086
450,438
                                           ----------------    ----------------
----------------

Cumulative effect of a change in
         accounting principle                       49,448                   -
-
                                           ----------------    ----------------
----------------

         NET LOSS (note A)                 $    (2,496,942)   $     (1,414,244)
$       (276,745)
                                           ================    ================
================

Net loss allocated to general
         partner                           $       (24,969)   $        (14,142)
$         (2,767)
                                           ================    ================
================

Net loss allocated to assignees            $    (2,471,973)   $     (1,400,102)
$       (273,978)
                                           ================    ================
================

Net loss per BAC                           $         (0.62)   $          (0.35)
$          (0.08)
                                           ================    ================
================

                                   (continued)

                     Boston Capital Tax Credit Fund IV L.P.
                      STATEMENTS OF OPERATIONS - CONTINUED

                                                                  Series 30

------------------------------------------------------

Period

June 23,

1997 (date of

inception)
                                           Year ended March   Year ended March
through March
                                               31, 2000           31, 1999
31, 1998
                                           ----------------   ----------------
----------------
Income

         Interest income                   $       204,382    $       476,758
$        459,716

         Miscellaneous                                   -                  -
-
                                           ----------------   ----------------
----------------
                                                   204,382            476,758
459,716
                                           ----------------   ----------------
----------------

Share of income (losses) from operating
         limited partnerships (note A)          (1,074,429)          (432,433)
100,573
                                           ----------------   ----------------
----------------
Expenses

         Fund management fee (note B)              201,815            159,294
55,733

         Amortization (note A)                      21,139             13,857
5,613

         General and administrative
                 expenses (note B)                  89,532            130,320
144,751

         Professional fees                          42,262             45,725
22,861

         Organization expense                            -                  -
-
                                           ----------------   ----------------
----------------
                                                   354,748            349,196
228,958
                                           ----------------   ----------------
----------------

Cumulative effect of a change in
         accounting principle                       48,501                  -
-
                                           ----------------   ----------------
----------------

         NET INCOME (LOSS) (note
                          A)                    (1,273,296)   $      (304,871)
$        331,331
                                           ================   ================
================

Net income (loss) allocated to general
         partner                                   (12,733)   $        (3,049)
$          3,313
                                           ================   ================
================

Net income (loss) allocated to assignees        (1,260,563)   $      (301,822)
$        328,018
                                           ================   ================
================

Net income (loss) per BAC                            (0.48)   $         (0.11)
$            0.15
                                           ================   ================
================


                                   (continued)

                     Boston Capital Tax Credit Fund IV L.P.
                      STATEMENTS OF OPERATIONS - CONTINUED

                                                                  Series 31

------------------------------------------------------

Period

September 11,

1997 (date of

inception)
                                           Year ended March   Year ended March
through March
                                               31, 2000           31, 1999
31, 1998
                                           ----------------   ----------------
----------------
Income

         Interest income                   $       248,452    $     1,115,174
$        200,996

         Miscellaneous                                   -                  -
-
                                           ----------------   ----------------
----------------
                                                   248,452          1,115,174
200,996
                                           ----------------   ----------------
----------------


Share of losses from operating limited
         partnerships (note A)                  (2,795,630)        (1,020,163)
(43,087)
                                           ----------------   ----------------
----------------
Expenses

         Fund management fee (note B)              391,201            334,849
69,951

         Amortization (note A)                           -             13,702
3,426

         General and administrative
                 expenses (note B)                  91,626            141,047
121,735

         Professional fees                          50,173             68,226
32,486

         Organization expense                            -                  -
-
                                           ----------------   ----------------
----------------
                                                   533,000            557,824
227,598
                                           ----------------   ----------------
----------------

Cumulative effect of a change in
         accounting principle                       51,385                  -
-
                                           ----------------   ----------------
----------------

           NET LOSS (note A)               $    (3,131,563)   $      (462,813)
$       (69,689)
                                           ================   ================
================

Net loss allocated to general partner      $       (31,316)   $        (4,628)
$           (697)
                                           ================   ================
================

Net loss allocated to assignees            $    (3,100,247)   $      (458,185)
$        (68,992)
                                           ================   ================
================

Net loss per BAC                           $         (0.70)   $         (0.10)
$          (0.02)
                                           ================   ================
================

                                   (continued)

                     Boston Capital Tax Credit Fund IV L.P.
                      STATEMENTS OF OPERATIONS - CONTINUED

                                                                Series 32
                                           -------------
------------------------------------------

Period

January 19,

1998 (date of

inception)
                                           Year ended March   Year ended March
through March
                                               31, 2000           31, 1999
31, 1998
                                           ----------------   ----------------
----------------
Income

         Interest income                   $       342,051    $       727,112
$          2,782

         Miscellaneous                                   -                  -
-
                                           ----------------   ----------------
----------------
                                                   342,051            727,112
2,782
                                           ----------------   ----------------
----------------

Share of income (losses) from operating
         limited partnerships (note A)          (1,245,350)            56,660
-
                                           ----------------   ----------------
----------------
Expenses

         Fund management fee (note B)              323,495            264,361
1,976

         Amortization (note A)                      29,738              8,897
-

         General and administrative
                 expenses (note B)                 133,165            231,009
21,141

         Professional fees                          47,667              9,669
861

         Organization expense                            -                  -
-
                                           ----------------   ----------------
----------------
                                                   534,065            513,936
23,978
                                           ----------------   ----------------
----------------
Cumulative effect of a change in
         accounting principle                       50,418                  -
-
                                           ----------------   ----------------
----------------

         NET INCOME (LOSS) (note A)             (1,487,782)   $       269,836
$        (21,196)
                                           ================   ================
================

Net income (loss) allocated to general
         partner                           $       (14,878)   $         2,698
$           (212)
                                           ================   ================
================

Net income (loss) allocated to assignees   $    (1,472,904)   $       267,138
$        (20,984)
                                           ================   ================
================

Net income (loss) per BAC                  $         (0.31)   $          0.06
$          (0.04)
                                           ================   ================
================

                                   (continued)

                     Boston Capital Tax Credit Fund IV L.P.
                      STATEMENTS OF OPERATIONS - CONTINUED


Series 33

-----------------------------------

Period

June 22, 1998

(date of

inception)
                                                              Year ended March
through March
                                                                  31, 2000
31, 1999
                                                              ----------------
----------------
Income

         Interest income                                      $       312,853
$        256,081

         Miscellaneous                                                      -
-
                                                              ----------------
----------------
                                                                      312,853
256,081
                                                              ----------------
----------------


Share of income (losses) from operating limited
         partnerships (note A)                                       (595,041)
187,290
                                                              ----------------
----------------
Expenses

         Fund management fee (note B)                                 169,331
107,826

         Amortization (note A)                                         26,578
9,308

         General and administrative
                 expenses (note B)                                    107,612
111,018

         Professional fees                                             35,625
21,121

         Organization expense                                               -
-
                                                              ----------------
----------------
                                                                      339,146
249,273
                                                              ----------------
----------------

Cumulative effect of a change in
         accounting principle                                          83,770
-
                                                              ----------------
----------------

                 NET INCOME (LOSS) (note A)                   $      (705,104)
$        194,098
                                                              ================
================

Net income (loss) allocated to general partner                $        (7,051)
$          1,941
                                                              ================
================

Net income (loss) allocated to assignees                      $      (698,053)
$        192,157
                                                              ================
================

Net income (loss) per BAC                                     $         (0.26)
$           0.09
                                                              ================
================

Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included. Series 36, 37 and 38 were not formed until after March 31, 1999, therefore no comparative information has been included.

                                   (continued)

                     Boston Capital Tax Credit Fund IV L.P.
                      STATEMENTS OF OPERATIONS - CONTINUED


Series 34

-------------------------------------

Period

September 22,

1998

(date of

inception)
                                                              Year ended March
through March
                                                                  31, 2000
31, 1999
                                                              ----------------
----------------
Income
         Interest income                                      $       385,293
$        156,247

         Miscellaneous                                                      -
-
                                                              ----------------
----------------
                                                                      385,293
156,247
                                                              ----------------
----------------

Share of losses from operating limited
         partnerships (note A)                                       (468,712)
(218)
                                                              ----------------
----------------

Expenses

         Fund management fee (note B)                                 281,564
68,018

         Amortization (note A)                                         41,853
-

         General and administrative
                 expenses (note B)                                    133,832
44,974

         Professional fees                                             48,073
3,088

         Organization expense                                               -
-
                                                              ----------------
----------------
                                                                      505,322
116,080
                                                              ----------------
----------------
Cumulative effect of a change in
         accounting principle                                         110,441
-
                                                              ----------------
----------------
         NET INCOME (LOSS) (note
                          A)                                  $      (699,182)
$         39,949
                                                              ================
================


Net income (loss) allocated to general partner                $        (6,992)
$            399
                                                              ================
================


Net income (loss) allocated assignees                         $      (692,190)
$         39,550
                                                              ================
================


Net income (loss) per BAC                                     $         (0.20)
$           0.02
                                                              ================
================

Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.
Series 36, 37 and 38 were not formed until after March 31, 1999, therefore no comparative information has been included.

                                   (continued)

                     Boston Capital Tax Credit Fund IV L.P.
                      STATEMENTS OF OPERATIONS - CONTINUED


Series 35

-----------------------------------

Period

February 22,

1999

(date of

inception)
                                                              Year ended March
through March
                                                                  31, 2000
31, 1999
                                                              ----------------
----------------
Income

         Interest income                                      $       567,711
$          1,803

         Miscellaneous                                                      -
-
                                                              ----------------
----------------
                                                                      567,711
1,803
                                                              ----------------
----------------

Share of losses  from operating limited
         partnerships (note A)                                       (194,048)
-
                                                              ----------------
----------------
Expenses

         Fund management fee (note B)                                 195,257
4,809

         Amortization (note A)                                        225,179
-

         General and administrative
                 expenses (note B)                                    158,694
3,761

         Professional fees                                             39,262
-

         Organization expense                                               -
-
                                                              ----------------
----------------
                                                                      618,392
8,570
                                                              ----------------
----------------

Cumulative effect of a change in
         accounting principle                                           16,875
-
                                                              ----------------
----------------

            NET LOSS (note A)                                 $      (261,604)
$         (6,767)
                                                              ================
================


Net loss allocated to general partner                         $        (2,616)
$            (68)
                                                              ================
================


Net loss allocated to assignees                               $      (258,988)
$         (6,699)
                                                              ================
================


Net loss per BAC                                              $         (0.09)
$          (0.02)
                                                              ================
================

Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included. Series 36, 37 and 38 were not formed until after March 31, 1999, therefore no comparative information has been included.

                     Boston Capital Tax Credit Fund IV L.P.
                      STATEMENTS OF OPERATIONS - CONTINUED


Series 36

----------------

Period

July 1, 1999

(date of

inception)

through March

31, 2000

----------------

Income
         Interest income
$        175,394

         Miscellaneous
-

----------------

175,394

----------------
Share of losses from operating limited
         partnerships (note A)
(160,352)

----------------
Expenses

         Fund management fee (note B)
83,620

         Amortization (note A)
78,850

         General and administrative
                 expenses (note
72,423

         Professional fees
14,970

         Organization expense
69,968

----------------

319,831

----------------

Cumulative effect of a change in
         accounting principle
-

----------------
         NET INCOME (LOSS) (note A)
$       (304,789)

================

Net loss allocated to general partner
$         (3,048)

================

Net loss allocated to assignees
$       (301,741)

================

Net loss per BAC
$          (0.18)

================

Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.
Series 36, 37 and 38 were not formed until after March 31, 1999, therefore no comparative information has been included.


                                   (continued)

                     Boston Capital Tax Credit Fund IV L.P.
                      STATEMENTS OF OPERATIONS - CONTINUED


Series 37

----------------

Period

October 4, 1999

(date of

inception)

through March

31, 2000

----------------
Income

         Interest income
$        145,974
         Miscellaneous
-

----------------

145,974

----------------

Share of losses from operating limited
         partnerships (note A)
(44,958)

----------------
Expenses

         Fund management fee (note B)
26,698

         Amortization (note A)
-

         General and administrative
                 expenses (note B)
49,399

         Professional fees
6,622

         Organization expense
71,813

----------------

154,532

----------------

Cumulative effect of a change in
         accounting principle
-

----------------
         NET LOSS (note A)                                                     $
(53,516)

================
Net loss allocated to general partner                                          $
(535)

================
Net loss allocated to assignees
$        (52,981)

================
Net loss per BAC
$          (0.03)

================

Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included.
Series 36, 37 and 38 were not formed until after March 31, 1999, therefore no comparative information has been included.


                                   (continued)

                     Boston Capital Tax Credit Fund IV L.P.
                      STATEMENTS OF OPERATIONS - CONTINUED


Series 38

----------------

Period

February 22,

2000

(date of

inception)

through March

31, 2000

----------------
Income
         Interest income
$          1,437

         Miscellaneous
-

----------------

1,437

----------------

Share of losses from operating limited
         partnerships (note A)
-

----------------
Expenses

         Fund management fee (note B)
5,176

         Amortization (note A)
-

         General and administrative
                 expenses (note B)
980

         Professional fees
-

         Organization expense
76,975

----------------

83,131

----------------

Cumulative effect of a change in
         accounting principle
-

----------------
         NET LOSS (note A)
$        (81,694)

================
Net loss   allocated to general partner
$           (817)

================
Net loss   allocated to assignees
$        (80,877)

================
Net loss   per BAC
$          (0.26)

================

Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included. Series 36, 37 and 38 were not formed until after March 31, 1999, therefore no comparative information has been included.

                        See notes to financial statements

                                               Boston Capital Tax Credit Fund IV
L.P.
                                             STATEMENTS OF CHANGES IN PARTNERS
CAPITAL

                                             Years ended March 31, 2000, 1999
and 1998


Accumulated

other
                                                                  General
comprehensive    Comprehensive
                  Total                        Assignees          partner
income           income            Total
-----------------------------------------   ---------------    --------------
---------------  ---------------    --------------
Partners' capital (deficit), March 31,
    1997                                   $    222,767,338  $       (191,910) $
56,743                   $    222,632,171

Capital contributions                           112,693,500                 -
-                        112,693,500

Selling commissions and registration
    costs                                       (15,722,595)                -
-                        (15,722,595)

Comprehensive income (loss)

    Net income (loss)                           (13,333,736)         (134,685)
- $    (13,468,421)      (13,468,421)

    Other comprehensive income (loss)

       Unrealized gain (loss) on securities
           available-for-sale                             -                 -
174,483          174,483           174,483
                                            ---------------    --------------
--------------   --------------    --------------
    Total comprehensive income (loss)
$    (13,293,938)

===============
Partners' capital (deficit), March 31,
    1998                                        306,404,507          (326,595)
231,226                        306,309,138

Capital contributions                           103,746,000                 -
-                        103,746,000

Selling commissions and registration
    costs                                       (15,231,041)                -
-                        (15,231,041)

Distributions                                      (275,000)                -
-                           (275,000)

Comprehensive income (loss)

    Net income (loss)                           (17,302,579)         (174,775)
- $    (17,477,354)      (17,477,354)

    Other comprehensive income (loss)

       Unrealized gain (loss) on securities
           available-for-sale                             -                 -
(4,232)          (4,232)           (4,232)
                                            ---------------    --------------
--------------   --------------    --------------
    Total comprehensive income (loss)
$    (17,481,586)

===============
Partners' capital (deficit), March 31,
    1999                                        377,341,887          (501,370)
226,994                        377,067,511

Capital contributions                            76,619,000                 -
-                         76,619,000

Selling commissions and registration
    costs                                       (11,307,246)                -
-                        (11,307,246)

Distributions                                      (238,040)                -
-                           (238,040)

Comprehensive income (loss)

    Net income (loss)                           (26,389,981)         (266,567)
- $    (26,389,981)      (26,389,981)

    Other comprehensive income (loss)

       Unrealized gain (loss) on securities
           available-for-sale                             -                 -
603,521          603,521           603,521
                                            ---------------    --------------
--------------  ---------------    --------------
    Total comprehensive income (loss)
$    (24,048,027)

===============
Partners' capital (deficit), March 31,
    2000                                   $    416,025,620  $       (767,937) $
830,515                   $    416,088,198
                                            ===============   ===============
===============                    ===============

Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included. Series 36, 37 and 38 were not formed until after March 31, 1999, therefore no comparative information has been included.

                                                            (continued)

                                              Boston Capital Tax Credit Fund IV
L.P.
                                       STATEMENTS OF CHANGES IN PARTNERS'
CAPITAL - CONTINUED

                                             Years ended March 31, 2000, 1999
and 1998


Accumulated

other
                                                                  General
comprehensive     Comprehensive
                Series 20                      Assignees          partner
income            income            Total
---------------------------------------     ---------------    --------------
--------------    --------------    --------------
Partners' capital (deficit), March 31,
   1997                                    $     25,884,026 $         (72,450) $
748                    $     25,812,324

Capital contributions                                     -                 -
-                                   -

Selling commissions and registration
   costs                                                  -                 -
-                                   -

Comprehensive income (loss)

   Net income (loss)                             (2,815,803)          (28,442)
-  $     (2,844,245)       (2,844,245)

   Other comprehensive income (loss)

       Unrealized gain (loss) on securities
          available-for-sale                              -                 -
293               293               293
                                            ---------------    --------------
--------------    --------------    --------------
   Total comprehensive income (loss)
$     (2,843,952)

===============
Partners' capital (deficit), March 31,
   1998                                          23,068,223          (100,892)
1,041                          22,968,372

Capital contributions                                     -                 -
-                                   -

Selling commissions and registration
   costs                                                  -                 -
-                                   -

Distributions                                             -                 -
-                                   -

Comprehensive income (loss)

   Net income (loss)                             (2,783,318)          (28,114)
-  $     (2,811,432)       (2,811,432)

   Other comprehensive income (loss)

       Unrealized gain (loss) on securities
          available-for-sale                              -                 -
(1,041)           (1,041)           (1,041)
                                            ---------------    --------------
--------------    --------------    --------------
   Total comprehensive income (loss)
$     (2,812,473)

===============
Partners' capital (deficit), March 31,
   1999                                          20,284,905          (129,006)
-                          20,155,899

Capital contributions                                     -                 -
-                                   -

Selling commissions and registration
   costs                                                  -                 -
-                                   -

Distributions                                             -                 -
-                                   -
Comprehensive income (loss)

   Net income (loss)                             (2,377,313)          (24,013)
-  $     (2,401,326)       (2,401,326)

   Other comprehensive income (loss)

       Unrealized gain (loss) on securities
          available-for-sale                              -                 -
-                 -                 -
                                            ---------------    --------------
--------------    --------------    --------------
   Total comprehensive income (loss)
$     (2,401,326)

===============
Partners' capital (deficit), March 31,
   2000                                    $     17,907,592 $        (153,019) $
-                    $     17,754,573
                                            ===============   ===============
===============                     ===============

                                                            (continued)

                                            Boston Capital Tax Credit Fund IV
L.P.
                                       STATEMENTS OF CHANGES IN PARTNERS'
CAPITAL - CONTINUED

                                             Years ended March 31, 2000, 1999
and 1998


Accumulated

other
                                                                  General
comprehensive     Comprehensive
                 Series 21                     Assignees          partner
income            income           Total
-----------------------------------------   ---------------   --------------
--------------    --------------   --------------
Partners' capital (deficit), March 31,
   1997                                    $    12,381,436   $       (38,523) $
742                    $    12,343,655

Capital contributions                                    -                 -
-                                  -

Selling commissions and registration costs               -                 -
-                                  -

Comprehensive income (loss)

   Net income (loss)                            (2,077,087)          (20,981)
-   $    (2,098,068)      (2,098,068)

   Other comprehensive income (loss)

       Unrealized gain (loss) on securities
          available-for-sale                             -                 -
2,074             2,074            2,074
                                            ---------------   --------------
--------------    --------------   --------------
   Total comprehensive income (loss)
$    (2,095,994)

===============
Partners' capital (deficit), March 31,
   1998                                         10,304,349           (59,504)
2,816                         10,247,661


Capital contributions                                    -                 -
-                                  -

Selling commissions and registration costs               -                 -
-                                  -

Distributions                                            -                 -
-                                  -

Comprehensive income (loss)

   Net income (loss)                            (1,636,852)          (16,534)
-   $    (1,653,386)      (1,653,386)

   Other comprehensive income (loss)

       Unrealized gain (loss) on securities
          available-for-sale                             -                 -
2,682             2,682            2,682
                                            ---------------   --------------
--------------    --------------   --------------
   Total comprehensive income (loss)
$    (1,650,704)

===============

Partners' capital (deficit), March 31,
   1999                                          8,667,497           (76,038)
5,498                          8,596,957

Capital contributions                                    -                 -
-                                  -


Selling commissions and registration costs               -                 -
-                                  -

Distributions                                            -                 -
-                                  -

Comprehensive income (loss)

   Net income (loss)                            (1,379,410)          (13,933)
-   $    (1,393,343)      (1,393,343)

   Other comprehensive income (loss)

       Unrealized gain (loss) on securities
          available-for-sale                             -                 -
12,966            12,966           12,966
                                            ---------------   --------------
--------------    --------------   --------------
   Total comprehensive income (loss)
$    (1,380,377)

===============
Partners' capital (deficit), March 31,
   2000                                    $     7,288,087   $       (89,971) $
18,464                    $     7,216,580
                                            ===============   ===============
===============                    ===============

                                                            (continued)

                                           Boston Capital Tax Credit Fund IV
L.P.
                                      STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
- CONTINUED

                                             Years ended March 31, 2000, 1999
and 1998


Accumulated

other
                                                                   General
comprehensive     Comprehensive
                 Series 22                      Assignees          partner
income           income             Total
-------------------------------------------  ---------------   --------------
--------------    --------------    --------------
Partners' capital (deficit), March 31, 1997 $    18,363,950  $        (35,799) $
765  $                  $   18,328,916


Capital contributions                                     -                 -
-                                  -

Selling commissions and registration costs                -                 -
-                                  -

Comprehensive income (loss)

   Net income (loss)                             (1,637,721)          (16,543)
-        (1,654,264)      (1,654,264)

   Other comprehensive income (loss)

       Unrealized gain (loss) on securities
          available-for-sale                              -                 -
311               311              311
                                             ---------------   --------------
--------------   ---------------    --------------
   Total comprehensive income (loss)
$     (1,653,953)

===============
Partners' capital (deficit), March 31, 1998      16,726,229           (52,342)
1,076                         16,674,963

Capital contributions                                     -                 -
-                                  -

Selling commissions and registration costs                -                 -
-                                  -
Distributions                                             -                 -
-                                  -

Comprehensive income (loss)

   Net income (loss)                             (1,641,432)          (16,580)
-  $     (1,658,012)      (1,658,012)

   Other comprehensive income (loss)

       Unrealized gain (loss) on securities
          available-for-sale                              -                 -
849               849              849
                                             ---------------   --------------
--------------   ---------------    --------------
   Total comprehensive income (loss)
$     (1,657,163)

===============
Partners' capital (deficit), March 31, 1999      15,084,797           (68,922)
1,925                         15,017,800

Capital contributions                                     -                 -
-                                  -

Selling commissions and registration costs                -                 -
-                                  -
Distributions                                             -                 -
-                                  -

Comprehensive income (loss)

   Net income (loss)                             (1,480,912)          (14,959)
-  $     (1,495,871)      (1,495,871)

   Other comprehensive income (loss)

       Unrealized gain (loss) on securities
          available-for-sale                              -                 -
7,851             7,851            7,851
                                             ---------------   --------------
--------------   ---------------    --------------
   Total comprehensive income (loss)
$     (1,488,020)

===============

Partners' capital (deficit), March 31, 2000 $    13,603,885  $        (83,881) $
9,776                     $   13,529,780
                                             ===============   ===============
===============                     ==============

                                                            (continued)


                                               Boston Capital Tax Credit Fund IV
L.P.
                                       STATEMENTS OF CHANGES IN PARTNERS'
CAPITAL - CONTINUED

                                             Years ended March 31, 2000, 1999
and 1998


Accumulated

other
                                                                  General
comprehensive     Comprehensive
                Series 23                      Assignees          partner
income            income            Total
---------------------------------------     ---------------    --------------
--------------    --------------    --------------
Partners' capital (deficit), March 31,
   1997                                    $     25,958,000 $         (25,521) $
1,580                    $     25,934,059

Capital contributions                                     -                 -
-                                   -

Selling commissions and registration
   costs                                                  -                 -
-                                   -

Comprehensive income (loss)

   Net income (loss)                             (1,908,384)          (19,277)
-  $     (1,927,661)       (1,927,661)

   Other comprehensive income (loss)

       Unrealized gain (loss) on securities
          available-for-sale                              -                 -
154               154               154
                                            ---------------    --------------
--------------    --------------    --------------
   Total comprehensive income (loss)
$     (1,927,507)

===============

Partners' capital (deficit), March 31,
   1998                                          24,049,616           (44,798)
1,734                          24,006,552


Capital contributions                                     -                 -
-                                   -

Selling commissions and registration
   costs                                                  -                 -
-                                   -

Distributions                                             -                 -
-                                   -

Comprehensive income (loss)

   Net income (loss)                             (1,841,572)          (18,602)
-  $     (1,860,174)       (1,860,174)

   Other comprehensive income (loss)

       Unrealized gain (loss) on securities
          available-for-sale                              -                 -
(1,734)           (1,734)           (1,734)
                                            ---------------    --------------
--------------    --------------    --------------
   Total comprehensive income (loss)
$     (1,861,908)

===============
Partners' capital (deficit), March 31,
   1999                                          22,208,044           (63,400)
-                          22,144,644

Capital contributions                                     -                 -
-                                   -

Selling commissions and registration
   costs                                                  -                 -
-                                   -

Distributions                                             -                 -
-                                   -
Comprehensive income (loss)

   Net income (loss)                             (1,667,810)          (16,847)
-  $     (1,684,657)       (1,684,657)

   Other comprehensive income (loss)

       Unrealized gain (loss) on securities
          available-for-sale                              -                 -
-                 -                 -
                                            ---------------    --------------
--------------    --------------    --------------
   Total comprehensive income (loss)
$     (1,684,657)

===============
Partners' capital (deficit), March 31,
   2000                                    $     20,540,234 $         (80,247) $
-                    $     20,459,987
                                            ===============   ===============
===============                    ===============

                                                            (continued)

                                              Boston Capital Tax Credit Fund IV
L.P.
                                       STATEMENTS OF CHANGES IN PARTNERS'
CAPITAL - CONTINUED

                                             Years ended March 31, 2000, 1999
and 1998


Accumulated

other
                                                                  General
comprehensive     Comprehensive
                Series 24                      Assignees          partner
income            income            Total
--------------------------------------      ---------------    --------------
--------------    --------------    --------------
Partners' capital (deficit), March 31,
   1997                                    $     17,468,005 $         (10,725) $
517                    $     17,457,797

Capital contributions                                     -                 -
-                                   -

Selling commissions and registration
   costs                                                  -                 -
-                                   -

Comprehensive income (loss)

   Net income (loss)                             (1,559,604)          (15,754)
-  $     (1,575,358)       (1,575,358)

   Other comprehensive income (loss)

       Unrealized gain (loss) on securities
          available-for-sale                              -                 -
(4)               (4)               (4)
                                            ---------------    --------------
--------------    --------------    --------------
   Total comprehensive income (loss)
$     (1,575,362)

===============

Partners' capital (deficit), March 31,
   1998                                          15,908,401           (26,479)
513                          15,882,435


Capital contributions                                     -                 -
-                                   -

Selling commissions and registration
   costs                                                  -                 -
-                                   -

Distributions                                             -                 -
-                                   -

Comprehensive income (loss)

   Net income (loss)                             (1,706,468)          (17,237)
-  $     (1,723,705)       (1,723,705)

   Other comprehensive income (loss)

       Unrealized gain (loss) on securities
          available-for-sale                              -                 -
816               816               816
                                            ---------------    --------------
--------------    --------------    --------------
   Total comprehensive income (loss)
$     (1,722,889)

===============

Partners' capital (deficit), March 31,
   1999                                          14,201,933           (43,716)
1,329                          14,159,546

Capital contributions                                     -                 -
-                                   -

Selling commissions and registration
   costs                                                  -                 -
-                                   -

Distributions                                             -                 -
-                                   -
Comprehensive income (loss)

   Net income (loss)                             (1,604,544)          (16,208)
-  $     (1,620,752)       (1,620,752)

   Other comprehensive income (loss)

       Unrealized gain (loss) on securities
          available-for-sale                              -                 -
6,963             6,963             6,963
                                            ---------------    --------------
--------------    --------------    --------------
   Total comprehensive income (loss)
$     (1,613,789)

===============
Partners' capital (deficit), March 31,
   2000                                    $     12,597,389 $         (59,924) $
8,292                    $     12,545,757
                                            ===============   ===============
===============                     ===============

                                                           (continued)


                                            Boston Capital Tax Credit Fund IV
L.P.
                                     STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
- CONTINUED

                                             Years ended March 31, 2000, 1999
and 1998


Accumulated

other
                                                                  General
comprehensive     Comprehensive
                Series 25                      Assignees          partner
income            income            Total
--------------------------------------      ---------------    --------------
--------------    --------------    --------------
Partners' capital (deficit), March 31,
   1997                                    $     25,031,932 $          (7,202) $
5,578                    $     25,030,308

Capital contributions                                     -                 -
-                                   -

Selling commissions and registration
   costs                                               (570)                -
-                                (570)

Comprehensive income (loss)

   Net income (loss)                             (1,775,431)          (17,934)
-  $     (1,793,365)       (1,793,365)

   Other comprehensive income (loss)

       Unrealized gain (loss) on securities
          available-for-sale                              -                 -
(2,742)           (2,742)           (2,742)
                                            ---------------    --------------
--------------    --------------    --------------
   Total comprehensive income (loss)
$     (1,796,107)

===============

Partners' capital (deficit), March 31,
   1998                                          23,255,931           (25,136)
2,836                          23,233,631


Capital contributions                                     -                 -
-                                   -

Selling commissions and registration
   costs                                                  -                 -
-                                   -

Distributions                                             -                 -
-                                   -
Comprehensive income (loss)

   Net income (loss)                             (1,906,844)          (19,261)
-  $     (1,926,105)       (1,926,105)

   Other comprehensive income (loss)

       Unrealized gain (loss) on securities
          available-for-sale                              -                 -
990               990               990
                                            ---------------    --------------
--------------    --------------    --------------
   Total comprehensive income (loss)
$     (1,925,115)

===============

Partners' capital (deficit), March 31,
   1999                                          21,349,087           (44,397)
3,826                          21,308,516

Capital contributions                                     -                 -
-                                   -

Selling commissions and registration
   costs                                                  -                 -
-                                   -

Distributions                                             -                 -
-                                   -
Comprehensive income (loss)

   Net income (loss)                             (2,165,119)          (21,870)
-  $     (2,186,989)       (2,186,989)

   Other comprehensive income (loss)

       Unrealized gain (loss) on securities
          available-for-sale                              -                 -
15,171            15,171            15,171
                                            ---------------    --------------
--------------    --------------    --------------
   Total comprehensive income (loss)
$     (2,171,818)

===============
Partners' capital (deficit), March 31,
   2000                                    $     19,183,968 $         (66,267) $
18,997                    $     19,136,698
                                            ===============   ===============
===============                     ===============

                                                            (continued)

                                             Boston Capital Tax Credit Fund IV
L.P.
                                      STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
- CONTINUED

                                             Years ended March 31, 2000, 1999
and 1998


Accumulated

other
                                                                  General
comprehensive     Comprehensive
                Series 26                      Assignees          partner
income            income            Total
--------------------------------------      ---------------    --------------
--------------    --------------    --------------
Partners' capital (deficit), March 31,
   1997                                    $     33,793,663 $          (2,372) $
19,395                    $     33,810,686

Capital contributions                                     -                 -
-                                   -

Selling commissions and registration
   costs                                                  -                 -
-                                   -

Comprehensive income (loss)

   Net income (loss)                             (1,005,966)          (10,161)
-  $     (1,016,127)       (1,016,127)

   Other comprehensive income (loss)

       Unrealized gain (loss) on securities
          available-for-sale                              -                 -
(660)             (660)             (660)
                                            ---------------    --------------
--------------    --------------    --------------
   Total comprehensive income (loss)
$     (1,016,787)

===============

Partners' capital (deficit), March 31,
   1998                                          32,787,697           (12,533)
18,735                          32,793,899


Capital contributions                                     -                 -
-                                   -

Selling commissions and registration
   costs                                                  -                 -
-                                   -

Distributions                                             -                 -
-                                   -
Comprehensive income (loss)

   Net income (loss)                             (1,702,174)          (17,194)
-  $     (1,719,368)       (1,719,368)

   Other comprehensive income (loss)

       Unrealized gain (loss) on securities
          available-for-sale                              -                 -
(12,209)          (12,209)          (12,209)
                                            ---------------    --------------
--------------    --------------    --------------
   Total comprehensive income (loss)
$     (1,731,577)

===============

Partners' capital (deficit), March 31,
   1999                                          31,085,523           (29,727)
6,526                          31,062,322

Capital contributions                                     -                 -
-                                   -

Selling commissions and registration
   costs                                             (3,245)                -
-                              (3,245)

Distributions                                             -                 -
-                                   -
Comprehensive income (loss)

   Net income (loss)                             (1,766,423)          (17,843)
-  $     (1,784,266)       (1,784,266)

   Other comprehensive income (loss)

       Unrealized gain (loss) on securities
          available-for-sale                              -                 -
518               518               518
                                            ---------------    --------------
--------------    --------------    --------------
   Total comprehensive income (loss)
$     (1,783,748)

===============

Partners' capital (deficit), March 31,
   2000                                    $     29,315,855 $         (47,570) $
7,044                    $     29,275,329
                                            ===============   ===============
===============                     ===============

                                                            (continued)

                                             Boston Capital Tax Credit Fund IV
L.P.
                                      STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
- CONTINUED

                                             Years ended March 31, 2000, 1999
and 1998


Accumulated

other
                                                                  General
comprehensive     Comprehensive
                Series 27                      Assignees          partner
income            income            Total
--------------------------------------      ---------------    --------------
--------------    --------------    --------------
Partners' capital (deficit), March 31,
   1997                                    $     20,895,461 $            (243) $
7,550                    $     20,902,768


Capital contributions                                     -                 -
-                                   -

Selling commissions and registration
   costs                                                124                 -
-                                 124

Comprehensive income (loss)

   Net income (loss)                               (779,234)           (7,871)
-  $       (787,105)         (787,105)

   Other comprehensive income (loss)

       Unrealized gain (loss) on securities
          available-for-sale                              -                 -
(1,686)           (1,686)           (1,686)
                                            ---------------    --------------
--------------    --------------    --------------
   Total comprehensive income (loss)
$       (788,791)

===============
Partners' capital (deficit), March 31,
   1998                                          20,116,351            (8,114)
5,864                          20,114,101

Capital contributions                                     -                 -
-                                   -

Selling commissions and registration
   costs                                                  -                 -
-                                   -

Distributions                                      (275,000)                -
-                            (275,000)

Comprehensive income (loss)

   Net income (loss)                             (1,698,989)          (17,162)
-  $     (1,716,151)       (1,716,151)

   Other comprehensive income (loss)

       Unrealized gain (loss) on securities
          available-for-sale                              -                 -
(4,181)           (4,181)           (4,181)
                                            ---------------    --------------
--------------    --------------    --------------
   Total comprehensive income (loss)
$     (1,720,332)

===============
Partners' capital (deficit), March 31,
   1999                                          18,142,362           (25,276)
1,683                          18,118,769

Capital contributions                                     -                 -
-                                   -

Selling commissions and registration
   costs                                                  -                 -
-                                   -

Distributions                                             -                 -
-                                   -
Comprehensive income (loss)

   Net income (loss)                             (1,330,579)          (13,440)
-  $     (1,344,019)       (1,344,019)

   Other comprehensive income (loss)

       Unrealized gain (loss) on securities
          available-for-sale                              -                 -
16,142            16,142            16,142
                                            ---------------    --------------
--------------    --------------    --------------
   Total comprehensive income (loss)
$     (1,327,877)

===============
Partners' capital (deficit), March 31,
   2000                                    $     16,811,783 $         (38,716) $
17,825                    $     16,790,892
                                            ===============   ===============
===============                     ===============

                                                            (continued)

                                             Boston Capital Tax Credit Fund IV
L.P.
                                      STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
- CONTINUED

                                             Years ended March 31, 2000, 1999
and 1998


Accumulated

other
                                                                  General
comprehensive     Comprehensive
                Series 28                      Assignees          partner
income            income            Total
--------------------------------------      ---------------    --------------
--------------    --------------    --------------
Partners' capital (deficit), March 31,
   1997                                    $     34,479,402 $             916 $
19,868                    $     34,500,186


Capital contributions                                     -                 -
-                                   -

Selling commissions and registration
   costs                                             (2,986)                -
-                              (2,986)

Comprehensive income (loss)

   Net income (loss)                                261,430             2,641
-  $        264,071           264,071

   Other comprehensive income (loss)

       Unrealized gain (loss) on securities
          available-for-sale                              -                 -
7,628             7,628             7,628
                                            ---------------    --------------
--------------    --------------    --------------
   Total comprehensive income (loss)
$        271,699

===============

Partners' capital (deficit), March 31,
   1998                                          34,737,846             3,557
27,496                          34,768,899


Capital contributions                                     -                 -
-                                   -

Selling commissions and registration
   costs                                             (6,889)                -
-                              (6,889)

Distributions                                             -                 -
-                                   -

Comprehensive income (loss)

   Net income (loss)                               (716,967)           (7,242)
-  $       (724,209)         (724,209)

   Other comprehensive income (loss)

       Unrealized gain (loss) on securities
          available-for-sale                              -                 -
3,226             3,226             3,226
                                            ---------------    --------------
--------------    --------------    --------------
   Total comprehensive income (loss)
$       (720,983)

===============

Partners' capital (deficit), March 31,
   1999                                          34,013,990            (3,685)
30,722                          34,041,027

Capital contributions                                     -                 -
-                                   -

Selling commissions and registration
   costs                                             (4,016)                -
-                              (4,016)

Distributions                                             -                 -
-                                   -
Comprehensive income (loss)

   Net income (loss)                             (2,227,354)          (22,499)
-   $    (2,249,853)       (2,249,853)

   Other comprehensive income (loss)

       Unrealized gain (loss) on securities
          available-for-sale                              -                 -
32,788            32,788            32,788
                                            ---------------    --------------
--------------    --------------    --------------
   Total comprehensive income (loss)
$    (2,217,065)

===============

Partners' capital (deficit), March 31,
   2000                                     $    31,782,620   $       (26,184) $
63,510                     $    31,819,946
                                            ===============   ===============
===============                     ===============

                                                            (continued)

                                             Boston Capital Tax Credit Fund IV
L.P.
                                      STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
- CONTINUED

                                             Years ended March 31, 2000, 1999
and 1998


Accumulated

other
                                                                  General
comprehensive     Comprehensive
                Series 29                      Assignees          partner
income            income            Total
-----------------------------------------   ---------------    --------------
--------------    --------------    --------------
Partners' capital (deficit), March 31,
   1997                                   $       8,511,463 $               9 $
-                    $      8,511,472


Capital contributions                            29,783,000                 -
-                          29,783,000

Selling commissions and registration
   costs                                         (4,078,753)                -
-                          (4,078,753)

Comprehensive income (loss)

   Net income (loss)                               (273,978)           (2,767)
-  $       (276,745)         (276,745)

   Other comprehensive income (loss)

       Unrealized gain (loss) on securities
          available-for-sale                              -                 -
54,512            54,512            54,512
                                            ---------------    --------------
--------------    --------------    --------------
   Total comprehensive income (loss)
$       (222,233)

===============

Partners' capital (deficit), March 31,
   1998                                          33,941,732            (2,758)
54,512                          33,993,486


Capital contributions                                     -                 -
-                                   -

Selling commissions and registration
   costs                                           (109,726)                -
-                            (109,726)

Distributions                                             -                 -
-                                   -

Comprehensive income (loss)

   Net income (loss)                             (1,400,102)          (14,142)
-  $     (1,414,244)       (1,414,244)

   Other comprehensive income (loss)

       Unrealized gain (loss) on securities
          available-for-sale                              -                 -
(28,269)          (28,269)          (28,269)
                                            ---------------    --------------
--------------    --------------    --------------
   Total comprehensive income (loss)
$     (1,442,513)

===============

Partners' capital (deficit), March 31,
   1999                                          32,431,904           (16,900)
26,243                          32,441,247


Capital contributions                                     -                 -
-                                   -


Selling commissions and registration
   costs                                             (2,256)                -
-                              (2,256)

Distributions                                      (238,040)                -
-                            (238,040)
Comprehensive income (loss)

   Net income (loss)                             (2,471,973)          (24,969)
-  $     (2,496,942)       (2,496,942)

   Other comprehensive income (loss)

       Unrealized gain (loss) on securities
          available-for-sale                              -                 -
7,715             7,715             7,715
                                            ---------------    --------------
--------------    --------------    --------------
   Total comprehensive income (loss)
$     (2,489,227)

===============

Partners' capital (deficit), March 31,
   2000                                    $     29,719,635 $         (41,869) $
33,958                    $     29,711,724
                                            ===============   ===============
===============                     ===============

                                                           (continued)


                                             Boston Capital Tax Credit Fund IV
L.P.
                                      STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
- CONTINUED

                                           Years ended March 31, 2000, 1999 and
1998


Accumulated

other
                                                                  General
comprehensive     Comprehensive
                Series 30                      Assignees          partner
income            income            Total
--------------------------------------      ---------------    --------------
--------------    --------------    --------------
Partners' capital (deficit), March 31,
   1997                                    $              - $               - $
-                    $              -


Capital contributions                            26,490,750                 -
-                          26,490,750

Selling commissions and registration
   costs                                         (3,712,391)                -
-                          (3,712,391)

Comprehensive income (loss)

   Net income (loss)                                328,018             3,313
-  $        331,331           331,331

   Other comprehensive income (loss)

       Unrealized gain (loss) on securities
          available-for-sale                              -                 -
21,940            21,940            21,940
                                            ---------------    --------------
--------------    --------------    --------------
   Total comprehensive income (loss)
$        353,271

===============

Partners' capital (deficit), March 31,
   1998                                          23,106,377             3,313
21,940                          23,131,630


Capital contributions                                     -                 -
-                                   -

Selling commissions and registration
   costs                                            (70,646)                -
-                             (70,646)

Distributions                                             -                 -
-                                   -

Comprehensive income (loss)

   Net income (loss)                               (301,822)           (3,049)
-  $       (304,871)         (304,871)

   Other comprehensive income (loss)

       Unrealized gain (loss) on securities
          available-for-sale                              -                 -
2,930             2,930             2,930
                                            ---------------    --------------
--------------    --------------    --------------
   Total comprehensive income (loss)
$       (301,941)

===============

Partners' capital (deficit), March 31,
   1999                                          22,733,909               264
24,870                          22,759,043


Capital contributions                                     -                 -
-                                   -


Selling commissions and registration
   costs                                             (2,121)                -
-                              (2,121)

Distributions                                             -                 -
-                                   -
Comprehensive income (loss)

   Net income (loss)                             (1,260,563)          (12,733)
-  $     (1,273,296)       (1,273,296)

   Other comprehensive income (loss)

       Unrealized gain (loss) on securities
          available-for-sale                              -                 -
38,360            38,360            38,360
                                            ---------------    --------------
--------------    --------------    --------------
   Total comprehensive income (loss)
$     (1,234,936)

===============

Partners' capital (deficit), March 31,
   2000                                    $     21,471,225 $         (12,469) $
63,230                    $     21,521,986
                                            ===============   ===============
===============                     ===============

                                                            (continued)

                                               Boston Capital Tax Credit Fund IV
L.P.
                                       STATEMENTS OF CHANGES IN PARTNERS'
CAPITAL - CONTINUED

                                             Years ended March 31, 2000, 1999
and 1998


Accumulated

other
                                                                  General
comprehensive     Comprehensive
                Series 31                      Assignees          partner
income            income            Total
--------------------------------------      ---------------    --------------
--------------    --------------    --------------
Partners' capital (deficit), March 31,
   1997                                    $              - $               - $
-                    $              -


Capital contributions                            44,057,750                 -
-                          44,057,750

Selling commissions and registration
   costs                                         (5,997,527)                -
-                          (5,997,527)

Comprehensive income (loss)

   Net income (loss)                                (68,992)             (697)
-  $        (69,689)          (69,689)

   Other comprehensive income (loss)

       Unrealized gain (loss) on securities
          available-for-sale                              -                 -
66,614            66,614            66,614
                                            ---------------    --------------
--------------    --------------    --------------
   Total comprehensive income (loss)
$         (3,075)

===============

Partners' capital (deficit), March 31,
   1998                                          37,991,231              (697)
66,614                          38,057,148


Capital contributions                                     -                 -
-                                   -

Selling commissions and registration
   costs                                           (127,638)                -
-                            (127,638)

Distributions                                             -                 -
-                                   -

Comprehensive income (loss)

   Net income (loss)                               (458,185)           (4,628)
-  $       (462,813)         (462,813)

   Other comprehensive income (loss)

       Unrealized gain (loss) on securities
          available-for-sale                              -                 -
(48,476)          (48,476)          (48,476)
                                            ---------------    --------------
--------------    --------------    --------------
   Total comprehensive income (loss)
$       (511,289)

===============

Partners' capital (deficit), March 31,
   1999                                          37,405,408            (5,325)
18,138                          37,418,221


Capital contributions                                     -                 -
-                                   -


Selling commissions and registration
   costs                                             (6,569)                -
-                              (6,569)

Distributions                                             -                 -
-                                   -
Comprehensive income (loss)

   Net income (loss)                             (3,100,247)          (31,316)
-  $     (3,131,563)       (3,131,563)

   Other comprehensive income (loss)

       Unrealized gain (loss) on securities
          available-for-sale                              -                 -
52,269            52,269            52,269
                                            ---------------    --------------
--------------    --------------    --------------
   Total comprehensive income (loss)
$     (3,079,294)

===============

Partners' capital (deficit), March 31,
   2000                                    $     34,298,592 $         (36,641) $
70,407                    $     34,332,358
                                            ===============   ===============
===============                     ===============

                                                            (continued)

                                              Boston Capital Tax Credit Fund IV
L.P.
                                       STATEMENTS OF CHANGES IN PARTNERS'
CAPITAL - CONTINUED

                                             Years ended March 31, 2000, 1999
and 1998


Accumulated

other
                                                                  General
comprehensive     Comprehensive
                Series 32                      Assignees          partner
income            income            Total
--------------------------------------      ---------------    --------------
--------------    --------------    --------------
Partners' capital (deficit), March 31,
   1997                                    $              - $               - $
-                    $              -


Capital contributions                            12,362,000                 -
-                          12,362,000

Selling commissions and registration
   costs                                         (1,930,492)                -
-                          (1,930,492)

Comprehensive income (loss)

   Net income (loss)                                (20,984)             (212)
-  $        (21,196)          (21,196)

   Other comprehensive income (loss)

       Unrealized gain (loss) on securities
          available-for-sale                              -                 -
26,049            26,049            26,049
                                            ---------------    --------------
--------------    --------------    --------------
   Total comprehensive income (loss)
$          4,853

===============

Partners' capital (deficit), March 31,
   1998                                          10,410,524              (212)
26,049                          10,436,361


Capital contributions                            35,069,000                 -
-                          35,069,000

Selling commissions and registration
   costs                                         (4,835,446)                -
-                          (4,835,446)

Distributions                                             -                 -
-                                   -

Comprehensive income (loss)

   Net income (loss)                                267,138             2,698
-  $        269,836           269,836

   Other comprehensive income (loss)

       Unrealized gain (loss) on securities
          available-for-sale                              -                 -
10,005            10,005            10,005
                                            ---------------    --------------
--------------    --------------    --------------
   Total comprehensive income (loss)
$        279,841

===============

Partners' capital (deficit), March 31,
   1999                                          40,911,216             2,486
36,054                          40,949,756


Capital contributions                                     -                 -
-                                   -


Selling commissions and registration
   costs                                            (28,916)                -
-                             (28,916)

Distributions                                             -                 -
-                                   -
Comprehensive income (loss)

   Net income (loss)                             (1,472,904)          (14,878)
-  $     (1,487,782)       (1,487,782)

   Other comprehensive income (loss)

       Unrealized gain (loss) on securities
          available-for-sale                              -                 -
44,282            44,282            44,282
                                            ---------------    --------------
--------------    --------------    --------------
   Total comprehensive income (loss)
$     (1,443,500)

===============

Partners' capital (deficit), March 31,
   2000                                    $     39,409,396 $         (12,392) $
80,336                    $     39,477,340
                                            ===============   ===============
===============                     ===============

                                                            (continued)

                                              Boston Capital Tax Credit Fund IV
L.P.
                                       STATEMENTS OF CHANGES IN PARTNERS'
CAPITAL - CONTINUED

                                               Years ended March 31, 2000 and
1999


Accumulated

other
                                                                  General
comprehensive     Comprehensive
                Series 33                      Assignees          partner
income            income            Total
---------------------------------------     ---------------    --------------
--------------    --------------    --------------
Partners' capital (deficit), March 31,
   1998                                    $              - $               - $
-                    $              -


Capital contributions                            26,362,000                 -
-                          26,362,000

Selling commissions and registration
   costs                                         (3,777,466)                -
-                          (3,777,466)

Distributions                                             -                 -
-                                   -

Comprehensive income (loss)

   Net income (loss)                                192,157             1,941
-  $        194,098           194,098

   Other comprehensive income (loss)

       Unrealized gain (loss) on securities
          available-for-sale                              -                 -
35,318            35,318            35,318
                                            ---------------    --------------
--------------    --------------    --------------
   Total comprehensive income (loss)
$        229,416

===============

Partners' capital (deficit), March 31,
   1999                                          22,776,691             1,941
35,318                          22,813,950

Capital contributions                                     -                 -
-                                   -


Selling commissions and registration
   costs                                             (6,384)                -
-                              (6,384)

Distributions                                             -                 -
-                                   -
Comprehensive income (loss)

   Net income (loss)                               (698,053)           (7,051)
-  $       (705,104)         (705,104)

   Other comprehensive income (loss)

       Unrealized gain (loss) on securities
          available-for-sale                              -                 -
54,071            54,071            54,071
                                            ---------------    --------------
--------------    --------------    --------------
   Total comprehensive income (loss)
$       (651,033)

===============

Partners' capital (deficit), March 31,
   2000                                    $     22,072,254 $          (5,110) $
89,389                    $     22,156,533
                                            ===============   ===============
===============                     ===============

                                                            (continued)

                                               Boston Capital Tax Credit Fund IV
L.P.
                                       STATEMENTS OF CHANGES IN PARTNERS'
CAPITAL - CONTINUED

                                               Years ended March 31, 2000 and
1999


Accumulated

other
                                                                  General
comprehensive     Comprehensive
                Series 34                      Assignees          partner
income            income            Total
--------------------------------------      ---------------    --------------
--------------    --------------    --------------
Partners' capital (deficit), March 31,
   1998                                    $              - $               - $
-                    $              -


Capital contributions                            35,273,000                 -
-                          35,273,000

Selling commissions and registration
   costs                                         (5,175,790)                -
-                          (5,175,790)

Distributions                                             -                 -
-                                   -

Comprehensive income (loss)

   Net income (loss)                                 39,550               399
-  $         39,949            39,949

   Other comprehensive income (loss)

       Unrealized gain (loss) on securities
          available-for-sale                              -                 -
33,283            33,283            33,283
                                            ---------------    --------------
--------------    --------------    --------------
   Total comprehensive income (loss)
$         73,232

===============

Partners' capital (deficit), March 31,
   1999                                          30,136,760               399
33,283                          30,170,442

Capital contributions                                     -                 -
-                                   -


Selling commissions and registration
   costs                                            (56,360)                -
-                             (56,360)

Distributions                                             -                 -
-                                   -
Comprehensive income (loss)

   Net income (loss)                               (692,190)           (6,992)
-  $       (699,182)         (699,182)

   Other comprehensive income (loss)

       Unrealized gain (loss) on securities
          available-for-sale                              -                 -
62,069            62,069            62,069
                                            ---------------    --------------
--------------    --------------    --------------
   Total comprehensive income (loss)
$       (637,113)

===============

Partners' capital (deficit), March 31,
   2000                                    $     29,388,210 $          (6,593) $
95,352                    $     29,476,969
                                            ===============   ===============
===============                     ===============

                                                            (continued)

                                               Boston Capital Tax Credit Fund IV
L.P.
                                      STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
- CONTINUED

                                               Years ended March 31, 2000 and
1999


Accumulated

other
                                                                  General
comprehensive     Comprehensive
                Series 35                      Assignees          partner
income            income            Total
--------------------------------------      ---------------    --------------
--------------    --------------    --------------
Partners' capital (deficit), March 31,
   1998                                    $              - $               - $
-                    $              -

Capital contributions                             7,042,000                 -
-                           7,042,000

Selling commissions and registration
   costs                                         (1,127,440)                -
-                          (1,127,440)

Distributions                                             -                 -
-                                   -

Comprehensive income (loss)

   Net income (loss)                                 (6,699)              (68)
-  $         (6,767)           (6,767)

   Other comprehensive income (loss)

       Unrealized gain (loss) on securities
          available-for-sale                              -                 -
1,579             1,579             1,579
                                            ---------------    --------------
--------------    --------------    --------------
   Total comprehensive income (loss)
$         (5,188)

===============
Partners' capital (deficit), March 31,
   1999                                           5,907,861               (68)
1,579                           5,909,372

Capital contributions                            25,962,625                 -
-                          25,962,625


Selling commissions and registration
   costs                                         (3,674,194)                -
-                          (3,674,194)

Distributions                                             -                 -
-                                   -
Comprehensive income (loss)

   Net income (loss)                               (258,988)           (2,616)
-  $       (261,604)         (261,604)

   Other comprehensive income (loss)

       Unrealized gain (loss) on securities
          available-for-sale                              -                 -
75,193            75,193            75,193
                                            ---------------    --------------
--------------    --------------    --------------
   Total comprehensive income (loss)
$       (186,411)

===============
Partners' capital (deficit), March 31,
   2000                                    $     27,937,304 $          (2,684) $
76,772                    $     28,011,392
                                            ===============    ==============
==============                     ===============

                                                            (continued)

                                               Boston Capital Tax Credit Fund IV
L.P.
                                      STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
- CONTINUED

                                  Period July 1, 1999 (date of inception)
through March 31, 2000


Accumulated

other
                                                                  General
comprehensive     Comprehensive
                Series 36                      Assignees          partner
income            income            Total
--------------------------------------      ---------------    --------------
--------------    --------------    --------------
Partners' capital (deficit), March 31,
   1999                                    $              - $               - $
-                    $              -

Capital contributions                            21,068,375                 -
-                          21,068,375

Selling commissions and registration
   costs                                         (3,196,890)                -
-                          (3,196,890)

Distributions                                             -                 -
-                                   -

Comprehensive income (loss)

   Net income (loss)                               (301,741)           (3,048)
-  $       (304,789)         (304,789)

   Other comprehensive income (loss)

       Unrealized gain (loss) on securities
          available-for-sale                              -                 -
53,275            53,275            53,275
                                            ---------------    --------------
--------------    --------------    --------------
   Total comprehensive income (loss)
$       (251,514)

===============
Partners' capital (deficit), March 31,
   2000                                    $     17,569,744 $          (3,048) $
53,275                    $     17,619,971
                                            ===============    ==============
==============                     ===============

                                                            (continued)

                                              Boston Capital Tax Credit Fund IV
L.P.
                                       STATEMENTS OF CHANGES IN PARTNERS'
CAPITAL - CONTINUED

                               Period October 4, 1999 (date of inception)
through March 31, 2000


Accumulated

other
                                                                  General
comprehensive     Comprehensive
                Series 37                      Assignees          partner
income            income            Total
--------------------------------------      ---------------    --------------
--------------    --------------    --------------
Partners' capital (deficit), March 31,
   1999                                    $              - $               - $
-                    $              -

Capital contributions                            25,125,000                 -
-                          25,125,000

Selling commissions and registration
   costs                                         (3,449,825)                -
-                          (3,449,825)

Distributions                                             -                 -
-                                   -

Comprehensive income (loss)

   Net income (loss)                                (52,981)             (535)
-  $        (53,516)          (53,516)

   Other comprehensive income (loss)

       Unrealized gain (loss) on securities
          available-for-sale                              -                 -
123,888           123,888           123,888
                                            ---------------    --------------
--------------    --------------    --------------
   Total comprehensive income (loss)
$         70,372

===============
Partners' capital (deficit), March 31,
   2000                                    $     21,622,194 $            (535) $
123,888                    $     21,745,547
                                            ===============    ==============
==============                     ===============

                                                            (continued)

                                               Boston Capital Tax Credit Fund IV
L.P.
                                      STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
- CONTINUED

                               Period February 22, 2000 (date of inception)
through March 31, 2000


Accumulated

other
                                                                  General
comprehensive      Comprehensive
                Series 38                      Assignees          partner
income             income            Total
---------------------------------------     ---------------    --------------
--------------     --------------   --------------
Partners' capital (deficit), March 31,
   1999                                    $              - $               - $
-                     $            -

Capital contributions                             4,463,000                 -
-                          4,463,000

Selling commissions and registration
   costs                                           (876,470)                -
-                           (876,470)

Distributions                                             -                 -
-                                  -

Comprehensive income (loss)

   Net income (loss)                                (80,877)             (817)
-  $         (81,694)        (81,694)

   Other comprehensive income (loss)

       Unrealized gain (loss) on securities
          available-for-sale                              -                 -
-                  -               -
                                            ---------------    --------------
--------------     --------------   --------------
   Total comprehensive income (loss)
$         (81,694)

=================
Partners' capital (deficit), March 31,
   2000                                    $      3,505,653 $            (817) $
-                     $    3,504,836
                                            ===============    ==============
==============                      ==============

                                                 See notes to financial
statements

                                              Boston Capital Tax Credit Fund IV
L.P.
                                                     STATEMENTS OF CASH FLOWS


Total

-----------------------------------------------------

                                                                            Year
ended March   Year ended March    Year ended March

31, 2000           31, 1999            31, 1998
---------------    ---------------     ---------------
Cash flows from operating activities

   Net income (loss)                                                       $
(26,656,548)   $   (17,477,354)   $    (13,468,421)
   Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities

       Share of (income) losses from operating limited partnerships
22,255,032         16,178,884          12,821,176

       Distributions received from operating limited partnerships
122,781             74,152              56,484
       Cumulative effect of a change in accounting principle
623,193                  -                   -
       Amortization
505,485            200,643             163,770
       Organization costs
-           (220,394)           (232,245)

   Changes in assets and liabilities

       Prepaid expenses
-                  -               6,458
       Other assets
2,738,419           (469,521)          1,615,579

       Accounts payable and accrued expenses
329,044           (387,489)            479,609

       Accounts payable - affiliates
1,841,077          1,866,990           1,877,816

---------------     --------------      --------------
          Net cash provided by (used in) operating activities
1,758,483           (234,089)          3,320,226

---------------     --------------      --------------
Cash flows from investing activities

   Acquisition costs paid for operating limited partnerships
(8,703,362)       (11,333,915)        (12,648,551)

   Capital contributions paid to operating limited partnerships
(61,037,600)       (67,552,049)        (55,573,742)

   Deposits for purchases of operating limited partnerships
(10,720)                 -         (11,903,719)

   (Advances to) repayments from operating limited partnerships
(11,091,302)       (16,827,418)        (12,100,134)

   Purchase of investments (net of proceeds from sale of investments)
15,334,560         22,153,804         (23,392,784)

---------------     --------------      --------------
          Net cash provided by (used in) investing activities
(65,508,424)       (73,559,578)       (115,618,930)

---------------     --------------      --------------

Cash flows from financing activities

   Capital contributions received
75,851,000        103,746,000         112,693,500

   Selling commissions and registration costs paid
(11,307,246)       (14,918,086)        (16,003,410)
   Distributions paid
(238,040)          (275,000)                  -
   Proceeds from (repayment of) line of credit
776,349         (4,800,000)          5,000,000

---------------     --------------      --------------
          Net cash provided by (used in) financing activities
65,082,063         83,752,914         101,690,090

---------------     --------------      --------------

          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
1,332,122          9,959,247         (10,608,614)

Cash and cash equivalents, beginning
14,152,267          4,193,020          14,801,634

---------------     --------------      --------------
Cash and cash equivalents, ending                                          $
15,484,389    $    14,152,267    $      4,193,020

===============     ==============      ==============

                                                            (continued)

                                              Boston Capital Tax Credit Fund IV
L.P.
                                               STATEMENTS OF CASH FLOWS -
CONTINUED


Total

-----------------------------------------------------
                                                                            Year
ended March   Year ended March    Year ended March

31, 2000           31, 1999            31, 1998

---------------     --------------      --------------
Supplemental schedule of noncash investing and financing activities


   The   fund  has  increased  its  investments  in   operating  limited
       partnerships for unpaid capital contributions due to the operating
       limited partnerships                                                $
59,623,468    $    97,716,105    $     83,394,434

===============     ==============      ==============

   The  fund  has  decreased  its  investment  and  decreased its capital contribution  obligation in operating limited partnerships for low
        - income tax credits not generated                                 $
2,353,194    $     1,070,100    $        653,582

===============     ==============      ==============

   The  fund  has  recorded  capital contributions (syndication proceeds)
       being held and subsequently released by the escrow agent            $
768,000    $             -    $              -

===============     ==============      ==============

   The  fund  has  applied  notes  receivable and advances to its capital
       contribution obligation in operating limited partnerships          $
16,095,331    $    24,841,626    $      5,302,786

===============     ==============      ==============

   The   fund   has  decreased   its  investments  in  operating  limited
       partnerships for unpaid capital contributions due to the operating
       limited partnerships disposed of during the year                    $
-    $     1,700,745    $              -

===============     ==============      ==============

   The  fund  has  increased its deferred acquisition costs for operating
       limited partnerships disposed of during the year                    $
-    $       244,628    $              -

===============     ==============      ==============

   The  fund  has decreased its investments and recorded a receivable for
       tax credits not generated by the operating limited partnerships     $
256,072    $       448,332    $        313,388

===============     ==============      ==============

   The  fund has increased selling commissions and registration costs for
       amounts payable                                                     $
-    $       312,955    $              -

===============     ==============      ==============

Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included. Series
36, 37 and 38 were not formed until after March 31, 1999, therefore no comparative information has been included.

                                                            (continued)

                                              Boston Capital Tax Credit Fund IV
L.P.
                                               STATEMENTS OF CASH FLOWS -
CONTINUED


Series 20

-----------------------------------------------------
                                                                            Year
ended March   Year ended March    Year ended March

31, 2000           31, 1999            31, 1998

---------------     --------------      --------------
Cash flows from operating activities

   Net income (loss)                                                       $
(2,401,326)   $    (2,811,432)   $     (2,844,245)
   Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities

       Share of (income) losses from operating limited partnerships
2,039,505          2,359,812           2,516,153

       Distributions received from operating limited partnerships
25,171              5,283              17,236
       Cumulative effect of a change in accounting principle
10,607                  -                   -
       Amortization
3,572             23,284              23,285
       Organization costs
-                  -                   -

   Changes in assets and liabilities

       Prepaid expenses
-                  -               4,410
       Other assets
98,409            188,042             (96,053)

       Accounts payable and accrued expenses
-                  -                   -

       Accounts payable - affiliates
379,248            379,248             379,065

---------------     --------------      --------------
          Net cash provided by (used in) operating activities
155,186            144,237                (149)

---------------     --------------      --------------

Cash flows from investing activities

   Acquisition costs paid for operating limited partnerships
-                  -                   -

   Capital contributions paid to operating limited partnerships
-            (97,459)           (553,877)

   Deposits for purchases of operating limited partnerships
-                  -             (81,330)

   (Advances to) repayments from operating limited partnerships
(65,749)          (395,447)                  -

   Purchase of investments (net of proceeds from sale of investments)
-            373,276             404,930

---------------     --------------      --------------
          Net cash provided by (used in) investing activities
(65,749)          (119,630)           (230,277)

---------------     --------------      --------------

Cash flows from financing activities

   Capital contributions received
-                  -                   -

   Selling commissions and registration costs paid
-                  -                   -
   Distributions paid
-                  -                   -
   Proceeds from (repayment of) line of credit
-                  -                   -

---------------     --------------      --------------
          Net cash provided by (used in) financing activities
-                  -                   -

---------------     --------------      --------------

          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
89,437             24,607            (230,426)


Cash and cash equivalents, beginning
223,286            198,679             429,105

---------------     --------------      --------------

Cash and cash equivalents, ending                                          $
312,723    $       223,286    $        198,679

===============     ==============      ==============

                                                            (continued)

                                              Boston Capital Tax Credit Fund IV
L.P.
                                               STATEMENTS OF CASH FLOWS -
CONTINUED


Series 20

-------------------------------------------------------
                                                                           Year
ended March    Year ended March    Year ended March

31, 2000            31, 1999            31, 1998

---------------      --------------      --------------
Supplemental schedule of noncash investing and financing activities

   The   fund  has  increased  its  investments  in  operating  limited partnerships  for  unpaid  capital  contributions  due  to  the
       operating limited partnerships                                     $
-     $        31,153    $              -

===============      ==============      ==============

   The  fund  has  decreased  its  investment and decreased its capital contribution  obligation  in  operating  limited partnerships for
       low-income tax credits not generated                               $
-     $         2,662    $              -

===============      ==============      ==============

   The  fund  has recorded capital contributions (syndication proceeds)
       being held and subsequently released by the escrow agent           $
-     $             -    $              -

===============      ==============      ==============

   The  fund  has  applied notes receivable and advances to its capital
       contribution obligation in operating limited partnerships          $
-     $        67,702    $        874,787

===============      ==============      ==============

   The   fund  has  decreased  its  investments  in  operating  limited
       partnerhsips    for  unpaid  capital  contributions  due  to  the
       operating limited partnerships disposed of during the year         $
-     $             -    $              -

===============      ==============      ==============
   The  fund has increased its deferred acquisition costs for operating
       limited partnerships disposed of during the year                   $
-     $             -    $              -

===============      ==============      ==============

   The fund has decreased its investments and recorded a receivable for
       tax credits not generated by the operating limited partnerships    $
778     $       153,054    $              -

===============      ==============      ==============

   The  fund  has  increased selling commissions and registration costs
       for amounts payable                                                $
-     $             -    $              -

===============      ==============      ==============

                                                            (continued)

                                              Boston Capital Tax Credit Fund IV
L.P.
                                               STATEMENTS OF CASH FLOWS -
CONTINUED


Series 21

-----------------------------------------------------
                                                                            Year
ended March   Year ended March    Year ended March

31, 2000           31, 1999            31, 1998

---------------     --------------      --------------
Cash flows from operating activities

   Net income (loss)                                                       $
(1,393,343)   $    (1,653,386)   $     (2,098,068)
   Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities

       Share of (income) losses from operating limited partnerships
1,224,831          1,440,087           1,854,423

       Distributions received from operating limited partnerships
3,941             (6,582)             22,158
       Cumulative effect of a change in accounting principle
-
       Amortization
1,954             12,523              18,957
       Organization costs
-                  -                   -

   Changes in assets and liabilities

       Prepaid expenses
-                  -                   -
       Other assets
1,365              2,672              (1,644)

       Accounts payable and accrued expenses
-                  -                   -

       Accounts payable - affiliates
25,840             25,840             225,840

---------------     --------------      --------------
          Net cash provided by (used in) operating activities
(135,412)          (178,846)             21,666

---------------     --------------      --------------

Cash flows from investing activities

   Acquisition costs paid for operating limited partnerships
-                  -                   -

   Capital contributions paid to operating limited partnerships
-            (30,147)            (30,517)

   Deposits for purchases of operating limited partnerships
-                  -                   -

   (Advances to) repayments from operating limited partnerships
-                  -                   -

   Purchase of investments (net of proceeds from sale of investments)
203,494            242,109            (314,236)

---------------     --------------      --------------

          Net cash provided by (used in) investing activities
203,494            211,962            (344,753)

---------------     --------------      --------------

Cash flows from financing activities

   Capital contributions received
-                  -                   -

   Selling commissions and registration costs paid
-                  -                   -
   Distributions paid
-                  -                   -
   Proceeds from (repayment of) line of credit
-                  -                   -

---------------     --------------      --------------

          Net cash provided by (used in) financing activities
-                  -                   -

---------------     --------------      --------------

          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
68,082             33,116            (323,087)


Cash and cash equivalents, beginning
204,141            171,025             494,112

---------------     --------------      --------------

Cash and cash equivalents, ending                                          $
272,223    $       204,141    $        171,025

===============     ==============      ==============

                                                            (continued)

                                              Boston Capital Tax Credit Fund IV
L.P.
                                               STATEMENTS OF CASH FLOWS -
CONTINUED


Series 21

-----------------------------------------------------
                                                                            Year
ended March   Year ended March    Year ended March

31, 2000           31, 1999            31, 1998

---------------     --------------      --------------
Supplemental schedule of noncash investing and financing activities

   The   fund  has  increased  its  investments  in  operating  limited
       partnerships    for  unpaid  capital  contributions  due  to  the
       operating limited partnerships                                      $
-    $             -    $              -

===============     ==============      ==============

   The  fund  has  decreased  its  investment and decreased its capital contribution  obligation  in  operating  limited partnerships for
       low-income tax credits not generated                                $
25,505    $       120,786    $         78,670

===============     ==============      ==============

   The  fund  has recorded capital contributions (syndication proceeds)
       being held and subsequently released by the escrow agent            $
-    $             -    $              -

===============     ==============      ==============

   The  fund  has  applied notes receivable and advances to its capital
       contribution obligation in operating limited partnerships           $
-    $             -    $              -

===============     ==============      ==============
   The   fund  has  decreased  its  investments  in  operating  limited partnerships  for  unpaid  capital  contributions  due  to  the
       operating limited partnerships disposed of during the year          $
-    $             -    $              -

===============     ==============      ==============

   The  fund has increased its deferred acquisition costs for operating
       limited partnerships disposed of during the year                    $
-    $             -    $              -

===============     ==============      ==============

   The fund has decreased its investments and recorded a receivable for
       tax credits not generated by the operating limited partnerships     $
76,316    $        21,620    $          1,752

===============     ==============      ==============

   The  fund  has  increased selling commissions and registration costs
       for amounts payable                                                 $
-    $             -    $              -

===============     ==============      ==============


                                                            (continued)

                                              Boston Capital Tax Credit Fund IV
L.P.
                                               STATEMENTS OF CASH FLOWS -
CONTINUED


Series 22

-------------------------------------------------------
                                                                            Year
ended March   Year ended March    Year ended March

31, 2000           31, 1999            31, 1998

---------------     --------------      ---------------
Cash flows from operating activities

   Net income (loss)                                                       $
(1,495,871)   $    (1,658,012)   $     (1,654,264)
   Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities

       Share of (income) losses from operating limited partnerships
1,211,051          1,371,100           1,372,762

       Distributions received from operating limited partnerships
3,768             47,722               3,342
       Cumulative effect of a change in accounting principle
9,694
       Amortization
6,140             12,538              12,538
       Organization costs
-                  -                   -

   Changes in assets and liabilities

       Prepaid expenses
-                  -                   -
       Other assets
457              1,050             115,918

       Accounts payable and accrued expenses
-                  -                   -

       Accounts payable - affiliates
254,590            254,590             247,568

---------------     --------------      --------------
          Net cash provided by (used in) operating activities
(10,171)            28,988              97,864

---------------     --------------      --------------

Cash flows from investing activities

   Acquisition costs paid for operating limited partnerships
-             (1,483)            (35,327)

   Capital contributions paid to operating limited partnerships
(18,190)          (238,491)         (1,261,110)

   Deposits for purchases of operating limited partnerships
-                  -                   -

   (Advances to) repayments from operating limited partnerships
11,705            317,065             413,033

   Purchase of investments (net of proceeds from sale of investments)
(31,023)           113,994             236,153

---------------     --------------      --------------
          Net cash provided by (used in) investing activities
(37,508)           191,085            (647,251)

---------------     --------------      --------------
Cash flows from financing activities

   Capital contributions received
-                  -                   -

   Selling commissions and registration costs paid
-                  -                   -
   Distributions paid
-                  -                   -
   Proceeds from (repayment of) line of credit
-                  -                   -

---------------     --------------      --------------
          Net cash provided by (used in) financing activities
-                  -                   -

---------------     --------------      --------------

          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(47,679)           220,073            (549,387)

Cash and cash equivalents, beginning
319,333             99,260             648,647

---------------     --------------      --------------

Cash and cash equivalents, ending                                          $
271,654    $       319,333    $         99,260

===============     ==============      ==============

                                                            (continued)

                                              Boston Capital Tax Credit Fund IV
L.P.
                                               STATEMENTS OF CASH FLOWS -
CONTINUED


Series 22

-----------------------------------------------------
                                                                            Year
ended March   Year ended March    Year ended March

31, 2000           31, 1999            31, 1998

---------------     --------------      --------------
Supplemental schedule of noncash investing and financing activities


   The   fund  has  increased  its  investments  in  operating  limited partnerships  for  unpaid  capital  contributions  due  to  the
       operating limited partnerships                                      $
-    $       240,900    $              -

===============     ==============      ==============

   The  fund  has  decreased  its  investment and decreased its capital contribution  obligation  in  operating  limited partnerships for
       low-income tax credits not generated                                $
-    $             -    $         60,840

===============     ==============      ==============

   The  fund  has recorded capital contributions (syndication proceeds)
       being held and subsequently released by the escrow agent            $
-    $             -    $              -

===============     ==============      ==============

   The  fund  has  applied notes receivable and advances to its capital
       contribution obligation in operating limited partnerships           $
-    $     1,288,063    $              -

===============     ==============      ==============

   The   fund  has  decreased  its  investments  in  operating  limited partnerships  for  unpaid  capital  contributions  due  to  the
       operating limited partnerships disposed of during the year          $
-    $             -    $              -

===============     ==============      ==============

   The  fund has increased its deferred acquisition costs for operating
       limited partnerships disposed of during the year                    $
-    $             -    $              -

===============     ==============      ==============

   The fund has decreased its investments and recorded a receivable for
       tax credits not generated by the operating limited partnerships     $
-    $             -    $         35,303

===============     ==============      ==============

   The  fund  has  increased selling commissions and registration costs
       for amounts payable                                                 $
-    $             -    $              -

===============     ==============      ==============

                                                            (continued)

                                              Boston Capital Tax Credit Fund IV
L.P.
                                               STATEMENTS OF CASH FLOWS -
CONTINUED


Series 23

-----------------------------------------------------
                                                                            Year
ended March   Year ended March    Year ended March

31, 2000           31, 1999            31, 1998

---------------     --------------      --------------
Cash flows from operating activities

   Net income (loss)                                                       $
(1,684,657)   $    (1,860,174)   $     (1,927,661)
   Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities

       Share of (income) losses from operating limited partnerships
1,416,388          1,587,640           1,705,493

       Distributions received from operating limited partnerships
333              3,178                 360
       Cumulative effect of a change in accounting principle
16,933                  -                   -
       Amortization
6,246             13,072              13,072
       Organization costs
-                  -                   -

   Changes in assets and liabilities

       Prepaid expenses
-                  -               2,048
       Other assets
12,062             83,862                 239

       Accounts payable and accrued expenses
-                  -                   -

       Accounts payable - affiliates
115,264            115,264             237,676

---------------     --------------      --------------
          Net cash provided by (used in) operating activities
(117,431)           (57,158)             31,227

---------------     --------------      --------------
Cash flows from investing activities

   Acquisition costs paid for operating limited partnerships
-             (5,072)              1,550

   Capital contributions paid to operating limited partnerships
(304,148)          (370,254)         (1,705,632)

   Deposits for purchases of operating limited partnerships
-                  -            (346,490)

   (Advances to) repayments from operating limited partnerships
150,000            385,000                   -

   Purchase of investments (net of proceeds from sale of investments)
-            582,680             516,109

---------------     --------------      --------------
          Net cash provided by (used in) investing activities
(154,148)           592,354          (1,534,463)

---------------     --------------      --------------
Cash flows from financing activities

   Capital contributions received
-                  -                   -

   Selling commissions and registration costs paid
-                  -                   -
   Distributions paid
-                  -                   -
   Proceeds from (repayment of) line of credit
-                  -                   -

---------------     --------------      --------------
          Net cash provided by (used in) financing activities
-                  -                   -

---------------     --------------      --------------

          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(271,579)           535,196          (1,503,236)


Cash and cash equivalents, beginning
610,758             75,562           1,578,798

---------------     --------------      --------------
Cash and cash equivalents, ending                                          $
339,179    $       610,758    $         75,562

===============     ==============      ==============

                                                            (continued)

                                              Boston Capital Tax Credit Fund IV
L.P.
                                               STATEMENTS OF CASH FLOWS -
CONTINUED


Series 23

-----------------------------------------------------
                                                                            Year
ended March   Year ended March    Year ended March

31, 2000           31, 1999            31, 1998

---------------     --------------      --------------
Supplemental schedule of noncash investing and financing activities

   The   fund  has  increased  its  investments  in  operating  limited partnerships  for  unpaid  capital  contributions  due  to  the
       operating limited partnerships                                      $
-    $             -    $              -

===============     ==============      ==============

   The  fund  has  decreased  its investment and decreased
       its  capital  contribution  obligation  in operating
       limited partnerships for low-income tax credits not generated       $
(7,247)   $             -    $           (723)

===============     ==============      ==============

   The  fund  has recorded capital contributions (syndication proceeds)
       being held and subsequently released by the escrow agent            $
-    $             -    $              -

===============     ==============      ==============

   The  fund  has  applied notes receivable and advances to its capital
       contribution obligation in operating limited partnerships           $
-    $     1,581,038    $        100,000

===============     ==============      ==============

   The   fund  has  decreased  its  investments  in  operating  limited partnerships  for  unpaid  capital  contributions  due  to  the
       operating limited partnerships disposed of during the year          $
-    $             -    $              -

===============     ==============      ==============

   The  fund has increased its deferred acquisition costs for operating
       limited partnerships disposed of during the year                    $
-    $             -    $              -

===============     ==============      ==============

   The fund has decreased its investments and recorded a receivable for
       tax credits not generated by the operating limited partnerships     $
-    $             -    $         32,604

===============     ==============      ==============

   The  fund  has  increased selling commissions and registration costs
       for amounts payable                                                 $
-    $             -    $              -

===============     ==============      ==============


                                                            (continued)

                                              Boston Capital Tax Credit Fund IV
L.P.
                                               STATEMENTS OF CASH FLOWS -
CONTINUED


Series 24

-----------------------------------------------------
                                                                            Year
ended March   Year ended March    Year ended March

31, 2000           31, 1999            31, 1998

---------------     --------------      --------------
Cash flows from operating activities

   Net income (loss)                                                       $
(1,620,752)   $    (1,723,705)   $     (1,575,358)
   Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities

       Share of (income) losses from operating limited partnerships
1,388,143          1,475,502           1,342,281

       Distributions received from operating limited partnerships
31,968              2,222               9,835
       Cumulative effect of a change in accounting principle
19,470                  -                   -
       Amortization
10,204             12,980              12,979
       Organization costs
-                  -                   -

   Changes in assets and liabilities

       Prepaid expenses
-                  -                   -
       Other assets
304            100,464               3,730

       Accounts payable and accrued expenses
-            (27,000)             27,000

       Accounts payable - affiliates
233,352            233,148             233,147

---------------     --------------      --------------
          Net cash provided by (used in) operating activities
62,689             73,611              53,614

---------------     --------------      --------------
Cash flows from investing activities

   Acquisition costs paid for operating limited partnerships
(23)            (3,912)            (76,061)

   Capital contributions paid to operating limited partnerships
(16,242)          (306,593)         (1,377,894)

   Deposits for purchases of operating limited partnerships
-                  -            (148,335)

   (Advances to) repayments from operating limited partnerships
13,199            255,061           1,073,666

   Purchase of investments (net of proceeds from sale of investments)
(69,334)            11,364             105,358

---------------     --------------      --------------
          Net cash provided by (used in) investing activities
(72,400)           (44,080)           (423,266)

---------------     --------------      --------------
Cash flows from financing activities

   Capital contributions received
-                  -                   -

   Selling commissions and registration costs paid
-                  -                   -
   Distributions paid
-                  -                   -
   Proceeds from (repayment of) line of credit
-                  -                   -

---------------     --------------      --------------

          Net cash provided by (used in) financing activities
-                  -                   -

---------------     --------------      --------------
          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(9,711)            29,531            (369,652)


Cash and cash equivalents, beginning
304,564            275,033             644,685

---------------     --------------      --------------

Cash and cash equivalents, ending                                          $
294,853    $       304,564    $        275,033

===============     ==============      ==============

                                                            (continued)

                                              Boston Capital Tax Credit Fund IV
L.P.
                                               STATEMENTS OF CASH FLOWS -
CONTINUED


Series 24

-----------------------------------------------------
                                                                           Year
ended March   Year ended March    Year ended March

31, 2000           31, 1999            31, 1998

---------------     --------------      --------------
Supplemental schedule of noncash investing and financing activities

   The   fund  has  increased  its  investments  in  operating  limited partnerships  for  unpaid  capital  contributions  due  to  the
       operating limited partnerships                                      $
-    $        41,233    $        787,582

===============     ==============      ==============

   The  fund  has  decreased  its investment and decreased
       its  capital  contribution  obligation  in operating
       limited partnerships for low-income tax credits not generated       $
10,149    $             -    $        (28,458)

===============     ==============      ==============

   The  fund  has recorded capital contributions (syndication proceeds)
       being held and subsequently released by the escrow agent            $
-    $             -    $              -

===============     ==============      ==============

   The  fund  has  applied notes receivable and advances to its capital
       contribution obligation in operating limited partnerships           $
-    $        31,250    $        699,270

===============     ==============      ==============

   The   fund  has  decreased  its  investments  in  operating  limited partnerships  for  unpaid  capital  contributions  due  to  the
       operating limited partnerships disposed of during the year          $
-    $             -    $              -

===============     ==============      ==============

   The  fund has increased its deferred acquisition costs for operating
       limited partnerships disposed of during the year                    $
-    $             -    $              -

===============     ==============      ==============

   The fund has decreased its investments and recorded a receivable for
       tax credits not generated by the operating limited partnerships     $
-    $        12,582    $         71,057

===============     ==============      ==============

   The  fund  has  increased selling commissions and registration costs
       for amounts payable                                                 $
-    $             -    $              -

===============     ==============      ==============

                                                            (continued)

                                              Boston Capital Tax Credit Fund IV
L.P.
                                               STATEMENTS OF CASH FLOWS -
CONTINUED


Series 25

-----------------------------------------------------
                                                                            Year
ended March   Year ended March    Year ended March

31, 2000           31, 1999            31, 1998

---------------     --------------      --------------
Cash flows from operating activities

   Net income (loss)                                                       $
(2,186,989)   $    (1,926,105)   $     (1,793,365)
   Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities

       Share of (income) losses from operating limited partnerships
1,926,540          1,653,302           1,550,724

       Distributions received from operating limited partnerships
12,390                144               3,468
       Cumulative effect of a change in accounting principle
18,354                  -                   -
       Amortization
15,218             10,488              10,488
       Organization costs
-                  -                   -

   Changes in assets and liabilities

       Prepaid expenses
-                  -                   -
       Other assets
879            103,056               6,282

       Accounts payable and accrued expenses
-                  -                (983)

       Accounts payable - affiliates
272,676            272,676             (16,554)

---------------     --------------      --------------
          Net cash provided by (used in) operating activities
59,068            113,561            (239,940)

---------------     --------------      --------------

Cash flows from investing activities

   Acquisition costs paid for operating limited partnerships
(23)            (2,477)           (302,197)

   Capital contributions paid to operating limited partnerships
(158,340)          (298,607)         (1,996,981)

   Deposits for purchases of operating limited partnerships
-                  -              42,425

   (Advances to) repayments from operating limited partnerships
26,414            203,620            (349,141)

   Purchase of investments (net of proceeds from sale of investments)
(60,287)           469,924           2,064,018

---------------     --------------      --------------
          Net cash provided by (used in) investing activities
(192,236)           372,460            (541,876)

---------------     --------------      --------------

Cash flows from financing activities

   Capital contributions received
-                  -                   -

   Selling commissions and registration costs paid
-                  -                (570)
   Distributions paid
-                  -                   -
   Proceeds from (repayment of) line of credit
-                  -                   -

---------------     --------------      --------------
          Net cash provided by (used in) financing activities
-                  -                (570)

---------------     --------------      --------------
          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(133,168)           486,021            (782,386)

Cash and cash equivalents, beginning
660,000            173,979             956,365

---------------     --------------      --------------
Cash and cash equivalents, ending                                          $
526,832    $       660,000    $        173,979

===============     ==============      ==============

                                                            (continued)

                                              Boston Capital Tax Credit Fund IV
L.P.
                                               STATEMENTS OF CASH FLOWS -
CONTINUED


Series 25

-----------------------------------------------------
                                                                            Year
ended March   Year ended March    Year ended March

31, 2000           31, 1999            31, 1998

---------------     --------------      --------------
Supplemental schedule of noncash investing and financing activities

   The   fund  has  increased  its  investments  in  operating  limited partnerships  for  unpaid  capital  contributions  due  to  the
       operating limited partnerships                                      $
-    $             -    $              -

===============     ==============      ==============

   The  fund  has  decreased  its  investment and decreased its capital contribution  obligation  in  operating  limited partnerships for
       low-income tax credits not generated                                $
29,447    $        47,737    $         72,102

===============     ==============      ==============

   The  fund  has recorded capital contributions (syndication proceeds)
       being held and subsequently released by the escrow agent            $
-    $             -    $              -

===============     ==============      ==============

   The  fund  has  applied notes receivable and advances to its capital
       contribution obligation in operating limited partnerships           $
-    $       346,200    $        971,989

===============     ==============      ==============

   The   fund  has  decreased  its  investments  in  operating  limited partnerships  for  unpaid  capital  contributions  due  to  the
       operating limited partnerships disposed of during the year          $
-    $             -    $              -

===============     ==============      ==============

   The  fund has increased its deferred acquisition costs for operating
       limited partnerships disposed of during the year                    $
-    $             -    $              -

===============     ==============      ==============

   The fund has decreased its investments and recorded a receivable for
       tax credits not generated by the operating limited partnerships     $
-    $        58,226    $         95,998

===============     ==============      ==============

   The  fund  has  increased selling commissions and registration costs
       for amounts payable                                                 $
-    $             -    $              -

===============     ==============      ==============


                                                            (continued)

                                              Boston Capital Tax Credit Fund IV
L.P.
                                               STATEMENTS OF CASH FLOWS -
CONTINUED


Series 26

-----------------------------------------------------
                                                                            Year
ended March   Year ended March    Year ended March

31, 2000           31, 1999            31, 1998

---------------     --------------      --------------
Cash flows from operating activities

   Net income (loss)                                                       $
(1,784,266)   $    (1,719,368)   $     (1,016,127)
   Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities

       Share of (income) losses from operating limited partnerships
1,312,467          1,448,218             869,148

       Distributions received from operating limited partnerships
15,446             13,696                   -
       Cumulative effect of a change in accounting principle
42,595                  -                   -
       Amortization
17,362             18,931              18,931
       Organization costs
-                  -                   -

   Changes in assets and liabilities

       Prepaid expenses
-                  -                   -
       Other assets
210,030             36,282              20,397

       Accounts payable and accrued expenses
-                  8                  82

       Accounts payable - affiliates
424,820            249,284               7,694

---------------     --------------      --------------
          Net cash provided by (used in) operating activities
238,454             47,051             (99,875)

---------------     --------------      --------------

Cash flows from investing activities

   Acquisition costs paid for operating limited partnerships
(2,439)           (61,180)           (310,027)

   Capital contributions paid to operating limited partnerships
(1,785,708)        (1,946,670)         (5,715,139)

   Deposits for purchases of operating limited partnerships
-                  -            (433,223)

   (Advances to) repayments from operating limited partnerships
67,574         (2,866,412)           (102,840)

   Purchase of investments (net of proceeds from sale of investments)
497,163          5,911,913           5,527,075

---------------     --------------      --------------
          Net cash provided by (used in) investing activities
(1,223,410)         1,037,651          (1,034,154)

---------------     --------------      --------------

Cash flows from financing activities

   Capital contributions received
-                  -                   -

   Selling commissions and registration costs paid
(3,245)                 -                   -
   Distributions paid
-                  -                   -
   Proceeds from (repayment of) line of credit
-                  -                   -

---------------     --------------      --------------
          Net cash provided by (used in) financing activities
(3,245)                 -                   -

---------------     --------------      --------------

          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(988,201)         1,084,702          (1,134,029)


Cash and cash equivalents, beginning
1,190,003            105,301           1,239,330

---------------     --------------      --------------
Cash and cash equivalents, ending                                          $
201,802    $     1,190,003    $        105,301

===============     ==============      ==============

                                                            (continued)

                                              Boston Capital Tax Credit Fund IV
L.P.
                                               STATEMENTS OF CASH FLOWS -
CONTINUED


Series 26

-----------------------------------------------------
                                                                            Year
ended March   Year ended March    Year ended March

31, 2000           31, 1999            31, 1998

---------------     --------------      --------------
Supplemental schedule of noncash investing and financing activities

   The   fund  has  increased  its  investments  in  operating  limited partnerships for unpaid capital contributions due to the operating
       limited partnerships                                                $
17,593    $     1,617,313    $      8,201,085

===============     ==============      ==============

   The  fund  has  decreased  its  investment  and  decreased its capital contribution  obligation in operating limited partnerships for low-
       income tax credits not generated                                    $
60,509    $             -    $        320,446

===============     ==============      ==============

   The  fund  has  recorded  capital contributions (syndication proceeds)
       being held and subsequently released by the escrow agent            $
-    $             -    $              -

===============     ==============      ==============

   The  fund  has  applied  notes  receivable and advances to its capital
       contribution obligation in operating limited partnerships           $
1,131,871    $     3,453,918    $              -

===============     ==============      ==============

   The   fund  has  decreased  its  investments  in  operating  limited partnerships for unpaid capital contributions due to the operating
       limited partnerships disposed of during the year                    $
-    $             -    $              -

===============     ==============      ==============

   The  fund  has  increased its deferred acquisition costs for operating
       limited partnerships disposed of during the year                    $
-    $             -    $              -

===============     ==============      ==============

   The  fund  has decreased its investments and recorded a receivable for
       tax credits not generated by the operating limited partnerships     $
2,643    $       133,565    $         76,674

===============     ==============      ==============

   The  fund has increased selling commissions and registration costs for
       amounts payable                                                     $
-    $             -    $              -

===============     ==============      ==============

                                                            (continued)

                                              Boston Capital Tax Credit Fund IV
L.P.
                                               STATEMENTS OF CASH FLOWS -
CONTINUED


Series 27

-----------------------------------------------------
                                                                            Year
ended March   Year ended March    Year ended March

31, 2000           31, 1999            31, 1998

---------------     --------------      --------------
Cash flows from operating activities

   Net income (loss)                                                       $
(1,344,019)   $    (1,716,151)   $       (787,105)
   Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities

       Share of (income) losses from operating limited partnerships
971,679          1,421,601             689,756
       Distributions received from operating limited partnerships
3,580              4,649                   -
       Cumulative effect of a change in accounting principle
38,806                  -                   -
       Amortization
14,946             15,522              15,522
       Organization costs
-                  -                   -

   Changes in assets and liabilities

       Prepaid expenses
-                  -                   -
       Other assets
95             43,951             (11,075)

       Accounts payable and accrued expenses
-                  -                   -

       Accounts payable - affiliates
313,757            305,410             125,327

---------------     --------------      --------------
          Net cash provided by (used in) operating activities
(1,156)            74,982              32,425

---------------     --------------      --------------

Cash flows from investing activities

   Acquisition costs paid for operating limited partnerships
(8,714)           (34,189)           (243,421)

   Capital contributions paid to operating limited partnerships
(818,359)        (1,198,896)         (4,713,523)

   Deposits for purchases of operating limited partnerships
(10,720)                 -          (1,162,984)

   (Advances to) repayments from operating limited partnerships
171,100            (16,832)            (88,012)

   Purchase of investments (net of proceeds from sale of investments)
(410,231)         2,519,784           4,252,996

---------------     --------------      --------------
          Net cash provided by (used in) investing activities
(1,076,924)         1,269,867          (1,954,944)

---------------     --------------      --------------

Cash flows from financing activities

   Capital contributions received
-                  -                   -

   Selling commissions and registration costs paid
-                  -                 124
   Distributions paid
-           (275,000)                  -
   Proceeds from (repayment of) line of credit
-                  -                   -

---------------     --------------      --------------
          Net cash provided by (used in) financing activities
-           (275,000)                124

---------------     --------------      --------------
          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(1,078,080)         1,069,849          (1,922,395)


Cash and cash equivalents, beginning
1,328,141            258,292           2,180,687

---------------     --------------      --------------
Cash and cash equivalents, ending                                          $
250,061    $     1,328,141    $        258,292

===============     ==============      ==============

                                                            (continued)

                                              Boston Capital Tax Credit Fund IV
L.P.
                                               STATEMENTS OF CASH FLOWS -
CONTINUED


Series 27
                                                                           ----
---------------------------------------------------
                                                                           Year
ended March   Year ended March    Year ended March

31, 2000           31, 1999            31, 1998
                                                                           -
---------------     --------------      --------------
Supplemental schedule of noncash investing and financing activities

   The   fund  has  increased  its  investments  in  operating  limited partnerships for unpaid capital contributions due to the operating
       limited partnerships                                                $
725,675    $       626,742    $      4,836,443

===============     ==============      ==============

   The  fund  has  decreased  its  investment  and  decreased its capital contribution  obligation in operating limited partnerships for low-
       income tax credits not generated                                    $
322,787    $       383,266    $         69,020

===============     ==============      ==============

   The  fund  has  recorded  capital contributions (syndication proceeds)
       being held and subsequently released by the escrow agent            $
-    $             -    $              -

===============     ==============      ==============

   The  fund  has  applied  notes  receivable and advances to its capital
       contribution obligation in operating limited partnerships           $
166,780    $       922,984    $              -

===============     ==============      ==============

   The   fund  has  decreased  its  investments  in  operating  limited partnerships for unpaid capital contributions due to the operating
       limited partnerships disposed of during the year                    $
-    $             -    $              -

===============     ==============      ==============

   The  fund  has  increased its deferred acquisition costs for operating
       limited partnerships disposed of during the year                    $
-    $             -    $              -

===============     ==============      ==============

   The  fund  has decreased its investments and recorded a receivable for
       tax credits not generated by the operating limited partnerships     $
31,396    $        69,285    $              -

===============     ==============      ==============

   The  fund has increased selling commissions and registration costs for
       amounts payable                                                     $
-    $             -    $              -

===============     ==============      ==============

                                                            (continued)

                                              Boston Capital Tax Credit Fund IV
L.P.
                                               STATEMENTS OF CASH FLOWS -
CONTINUED


Series 28

-----------------------------------------------------
                                                                            Year
ended March   Year ended March    Year ended March

31, 2000           31, 1999            31, 1998

---------------     --------------      --------------
Cash flows from operating activities

   Net income (loss)                                                       $
(2,249,853)   $      (724,209)   $        264,071
   Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities

       Share of (income) losses from operating limited partnerships
1,993,839            793,965             351,007

       Distributions received from operating limited partnerships
12,595              3,840                  85
       Cumulative effect of a change in accounting principle
55,896                  -                   -
       Amortization
3,300             20,326              20,326
       Organization costs
-                  -                   -

   Changes in assets and liabilities

       Prepaid expenses
-                  -                   -
       Other assets
7,457             77,034             (13,201)

       Accounts payable and accrued expenses
-                  -              (5,700)

       Accounts payable - affiliates
(256,044)           251,467               2,581

---------------     --------------      --------------
          Net cash provided by (used in) operating activities
(432,810)           422,423             619,169

---------------     --------------      --------------

Cash flows from investing activities

   Acquisition costs paid for operating limited partnerships
(20,670)          (139,560)           (391,912)

   Capital contributions paid to operating limited partnerships
(1,195,033)        (4,170,336)        (16,095,025)

   Deposits for purchases of operating limited partnerships
-                  -                   -

   (Advances to) repayments from operating limited partnerships
-         (4,128,292)          3,123,082

   Purchase of investments (net of proceeds from sale of investments)
2,179,331          8,108,839           8,642,281

---------------     --------------      --------------
          Net cash provided by (used in) investing activities
963,628           (329,349)         (4,721,574)

---------------     --------------      --------------
Cash flows from financing activities

   Capital contributions received
-                  -                   -
   Selling commissions and registration costs paid
(4,016)            (6,889)             (2,986)
   Distributions paid
-                  -                   -
   Proceeds from (repayment of) line of credit
-                  -                   -

---------------     --------------      --------------
          Net cash provided by (used in) financing activities
(4,016)            (6,889)             (2,986)

---------------     --------------      --------------

          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
526,802             86,185          (4,105,391)

Cash and cash equivalents, beginning
569,820            483,635           4,589,026

---------------     --------------      --------------
Cash and cash equivalents, ending                                          $
1,096,622    $       569,820    $        483,635

===============     ==============      ==============

                                                            (continued)

                                              Boston Capital Tax Credit Fund IV
L.P.
                                               STATEMENTS OF CASH FLOWS -
CONTINUED


Series 28

-----------------------------------------------------
                                                                            Year
ended March   Year ended March    Year ended March

31, 2000           31, 1999            31, 1998

---------------     --------------      --------------
Supplemental schedule of noncash investing and financing activities

    The   fund  has  increased  its  investments  in  operating  limited partnerships for unpaid capital contributions due to the operating
       limited partnerships                                                $
20,750    $     6,002,495    $     21,987,016

===============     ==============      ==============

   The  fund  has  decreased  its  investment  and  decreased its capital contribution  obligation in operating limited partnerships for low-
       income tax credits not generated                                    $
584,409    $        62,796    $         44,989

===============     ==============      ==============

   The  fund  has  recorded  capital contributions (syndication proceeds)
       being held and subsequently released by the escrow agent            $
-    $             -    $              -

===============     ==============      ==============

   The  fund  has  applied  notes  receivable and advances to its capital
       contribution obligation in operating limited partnerships           $
197,726    $     2,813,682    $              -

===============     ==============      ==============

   The   fund  has  decreased  its  investments  in  operating  limited partnerships for unpaid capital contributions due to the operating
       limited partnerships disposed of during the year                    $
-    $     1,700,745    $              -

===============     ==============      ==============

   The  fund  has  increased its deferred acquisition costs for operating
       limited partnerships disposed of during the year                    $
-    $       244,628    $              -

===============     ==============      ==============

   The  fund  has decreased its investments and recorded a receivable for
       tax credits not generated by the operating limited partnerships     $
2,595    $             -    $              -

===============     ==============      ==============

   The  fund has increased selling commissions and registration costs for
       amounts payable                                                     $
-    $             -    $              -

===============     ==============      ==============

                                                            (continued)

                                              Boston Capital Tax Credit Fund IV
L.P.
                                               STATEMENTS OF CASH FLOWS -
CONTINUED


Series 29

-----------------------------------------------------
                                                                            Year
ended March   Year ended March    Year ended March

31, 2000           31, 1999            31, 1998

---------------     --------------      --------------
Cash flows from operating activities

   Net income (loss)                                                       $
(2,496,942)   $    (1,414,244)   $       (276,745)
   Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities

       Share of (income) losses from operating limited partnerships
2,192,069          1,418,793             626,915

       Distributions received from operating limited partnerships
6,399                  -                   -
       Cumulative effect of a change in accounting principle
49,448                  -                   -
       Amortization
3,206             15,215               8,633
       Organization costs
-                  -             (36,446)

   Changes in assets and liabilities

       Prepaid expenses
-                  -                   -
       Other assets
8,778             80,788           3,398,682

       Accounts payable and accrued expenses
-                  -                   -

       Accounts payable - affiliates
(6,475)           (50,192)            (75,838)

---------------     --------------      --------------
          Net cash provided by (used in) operating activities
(243,517)            50,360           3,645,201

---------------     --------------      --------------

Cash flows from investing activities

   Acquisition costs paid for operating limited partnerships
(75,659)          (146,869)         (2,993,202)

   Capital contributions paid to operating limited partnerships
(3,670,379)        (7,473,413)         (8,746,483)

   Deposits for purchases of operating limited partnerships
-                  -          (4,123,059)

   (Advances to) repayments from operating limited partnerships
-            151,750          (1,428,362)

   Purchase of investments (net of proceeds from sale of investments)
3,551,126          8,288,571         (13,512,675)

---------------     --------------      --------------
          Net cash provided by (used in) investing activities
(194,912)           820,039         (30,803,781)

---------------     --------------      --------------

Cash flows from financing activities

   Capital contributions received
-                  -          29,783,000

   Selling commissions and registration costs paid
(2,256)          (109,726)         (4,359,568)
   Distributions paid
(234,040)                 -                   -
   Proceeds from (repayment of) line of credit
-                  -                   -

---------------     --------------      --------------
          Net cash provided by (used in) financing activities
(240,296)          (109,726)         25,423,432

---------------     --------------      --------------
          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(678,725)           760,673          (1,735,148)


Cash and cash equivalents, beginning
1,066,404            305,731           2,040,879

---------------     --------------      --------------
Cash and cash equivalents, ending                                          $
387,679    $     1,066,404    $        305,731

===============     ==============      ==============

                                                            (continued)

                                              Boston Capital Tax Credit Fund IV
L.P.
                                               STATEMENTS OF CASH FLOWS -
CONTINUED


Series 29

-----------------------------------------------------
                                                                            Year
ended March   Year ended March    Year ended March

31, 2000           31, 1999            31, 1998

---------------     --------------      --------------
Supplemental schedule of noncash investing and financing activities

   The   fund  has  increased  its  investments  in  operating  limited partnerships for unpaid capital contributions due to the operating
       limited partnerships                                                $
7,260    $     6,908,381    $     16,888,802

===============     ==============      ==============

   The  fund  has  decreased  its  investment  and  decreased its capital contribution  obligation in operating limited partnerships for low-
       income tax credits not generated                                    $
76,085    $       193,830    $         36,696

===============     ==============      ==============

   The  fund  has  recorded  capital contributions (syndication proceeds)
       being held and subsequently released by the escrow agent            $
-    $             -    $              -

===============     ==============      ==============

   The  fund  has  applied  notes  receivable and advances to its capital
       contribution obligation in operating limited partnerships           $
-    $     2,771,170    $      1,792,622

===============     ==============      ==============

   The   fund  has  decreased  its  investments  in  operating  limited partnerships for unpaid capital contributions due to the operating
       limited partnerships disposed of during the year                    $
-    $             -    $              -

===============     ==============      ==============

   The  fund  has  increased its deferred acquisition costs for operating
       limited partnerships disposed of during the year                    $
-    $             -    $              -

===============     ==============      ==============

   The  fund  has decreased its investments and recorded a receivable for
       tax credits not generated by the operating limited partnerships     $
573    $             -    $              -

===============     ==============      ==============

   The  fund has increased selling commissions and registration costs for
       amounts payable                                                     $
-    $             -    $              -

===============     ==============      ==============


                                                            (continued)

                                              Boston Capital Tax Credit Fund IV
L.P.
                                               STATEMENTS OF CASH FLOWS -
CONTINUED


Series 30

-----------------------------------------------------

Period

June 23, 1997

(date of

inception)
                                                                            Year
ended March   Year ended March      through March

31, 2000           31, 1999            31, 1998

---------------     --------------      --------------
Cash flows from operating activities

   Net income (loss)                                                       $
(1,273,296)   $      (304,871)   $        331,331
   Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities

       Share of (income) losses from operating limited partnerships
1,074,429            432,433            (100,573)

       Distributions received from operating limited partnerships
6,748                  -                   -
       Cumulative effect of a change in accounting principle
48,501                  -                   -
       Amortization
21,139             13,857               5,613
       Organization costs
-                  -             (67,971)

   Changes in assets and liabilities

       Prepaid expenses
-                  -                   -
       Other assets
48,083            120,418            (171,223)

       Accounts payable and accrued expenses
-                  -                   -

       Accounts payable - affiliates
1,328              5,194               1,002

---------------     --------------      --------------
          Net cash provided by (used in) operating activities
(73,068)           267,031              (1,821)

---------------     --------------      --------------

Cash flows from investing activities

   Acquisition costs paid for operating limited partnerships
(72,071)          (162,985)         (2,574,202)

   Capital contributions paid to operating limited partnerships
(5,294,251)        (4,549,243)         (2,201,978)

   Deposits for purchases of operating limited partnerships
-                  -          (4,546,231)

   (Advances to) repayments from operating limited partnerships
1,329,758           (835,055)         (1,422,259)

   Purchase of investments (net of proceeds from sale of investments)
3,175,938          5,527,523         (10,869,350)

---------------     --------------      --------------
          Net cash provided by (used in) investing activities
(860,626)           (19,760)        (21,614,020)

---------------     --------------      --------------

Cash flows from financing activities

   Capital contributions received
-                  -          26,490,750

   Selling commissions and registration costs paid
(2,121)           (70,646)         (3,712,391)
   Distributions paid
-                  -                   -
   Proceeds from (repayment of) line of credit
-                  -                   -

---------------     --------------      --------------
          Net cash provided by (used in) financing activities
(2,121)           (70,646)         22,778,359

---------------     --------------      --------------
          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(935,815)           176,625           1,162,518

Cash and cash equivalents, beginning
1,339,143          1,162,518                   -

---------------     --------------      --------------

Cash and cash equivalents, ending
403,328    $     1,339,143    $      1,162,518

===============     ==============      ==============

                                                            (continued)

                                              Boston Capital Tax Credit Fund IV
L.P.
                                               STATEMENTS OF CASH FLOWS -
CONTINUED


Series 30
                                                                            -
-----------------------------------------------------

Period

June 23, 1997

(date of

inception)
                                                                            Year
ended March   Year ended March      through March

31, 2000           31, 1999            31, 1998

---------------     --------------      --------------
Supplemental schedule of noncash investing and financing activities


   The   fund  has  increased  its  investments  in  operating  limited partnerships for unpaid capital contributions due to the operating
       limited partnerships                                                $
2,926,590    $     3,743,360    $      9,721,288

===============     ==============      ==============

   The  fund  has  decreased  its  investment  and  decreased its capital contribution  obligation in operating limited partnerships for low
       income tax credits not generated                                    $
80,385    $        40,128    $              -

===============     ==============      ==============

   The  fund  has  recorded  capital contributions (syndication proceeds)
       being held and subsequently released by the escrow agent            $
-    $             -    $              -

===============     ==============      ==============

   The  fund  has  applied  notes  receivable and advances to its capital
       contribution obligation in operating limited partnerships           $
273,590    $     3,686,890    $        864,118

===============     ==============      ==============

   The   fund  has  decreased  its  investments  in  operating  limited partnerships for unpaid capital contributions due to the operating
       limited partnerships disposed of during the year                    $
-    $             -    $              -

===============     ==============      ==============

   The  fund  has  increased its deferred acquisition costs for operating
       limited partnerships disposed of during the year                    $
-    $             -    $              -

===============     ==============      ==============

   The  fund  has decreased its investments and recorded a receivable for
       tax credits not generated by the operating limited partnerships     $
7,050    $             -    $              -

===============     ==============      ==============

   The  fund has increased selling commissions and registration costs for
       amounts payable                                                     $
-    $             -    $              -

===============     ==============      ==============


                                                            (continued)

                                              Boston Capital Tax Credit Fund IV
L.P.
                                               STATEMENTS OF CASH FLOWS -
CONTINUED


Series 31

-----------------------------------------------------

Period September

11, 1997 (date

of inception)
                                                                            Year
ended March   Year ended March      through March

31, 2000           31, 1999            31, 1998

---------------     --------------      --------------
Cash flows from operating activities

   Net income (loss)                                                       $
(3,131,563)   $      (462,813)   $        (69,689)
   Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities

       Share of (income) losses from operating limited partnerships
2,795,630          1,020,163              43,087

       Distributions received from operating limited partnerships
442                  -                   -
       Cumulative effect of a change in accounting principle
51,385                  -                   -
       Amortization
-             13,702               3,426
       Organization costs
-                  -             (68,513)

   Changes in assets and liabilities

       Prepaid expenses
-                  -                   -
       Other assets
77,199           (203,125)           (158,545)

       Accounts payable and accrued expenses
1,315            (25,699)             27,359

       Accounts payable - affiliates
25,265           (415,947)            417,337

---------------     --------------      --------------
          Net cash provided by (used in) operating activities
(180,327)           (73,719)            194,462

---------------     --------------      --------------

Cash flows from investing activities

   Acquisition costs paid for operating limited partnerships
(34,826)          (183,186)         (4,329,695)

   Capital contributions paid to operating limited partnerships
(2,756,542)        (9,130,091)        (10,228,698)

   Deposits for purchases of operating limited partnerships
-                  -          (1,104,492)

   (Advances to) repayments from operating limited partnerships
292,233            874,882          (7,309,603)

   Purchase of investments (net of proceeds from sale of investments)
2,841,554          9,122,973         (14,470,962)

---------------     --------------      --------------
          Net cash provided by (used in) investing activities
342,419            684,578         (37,443,450)

---------------     --------------      --------------

Cash flows from financing activities

   Capital contributions received
-                  -          44,057,750

   Selling commissions and registration costs paid
(6,569)          (127,638)         (5,997,527)
   Distributions paid
-                  -                   -
   Proceeds from (repayment of) line of credit
-                  -                   -

---------------     --------------      --------------
          Net cash provided by (used in) financing activities
(6,569)          (127,638)         38,060,223

---------------     --------------      --------------

          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
155,523            483,221             811,235

Cash and cash equivalents, beginning
1,294,456            811,235                   -

---------------     --------------      --------------

Cash and cash equivalents, ending                                          $
1,449,979    $     1,294,456    $        811,235

===============     ==============      ==============

                                                            (continued)

                                              Boston Capital Tax Credit Fund IV
L.P.
                                               STATEMENTS OF CASH FLOWS -
CONTINUED


Series 31

-----------------------------------------------------

Period September

11, 1997 (date

of inception)
                                                                            Year
ended March   Year ended March      through March

31, 2000           31, 1999            31, 1998

---------------     --------------      --------------
Supplemental schedule of noncash investing and financing activities

   The   fund  has  increased  its  investments  in  operating  limited partnerships for unpaid capital contributions due to the operating
       limited partnerships                                                $
209,118    $     6,840,579    $     14,425,302

===============     ==============      ==============

   The  fund  has  decreased  its  investment  and  decreased its capital contribution  obligation in operating limited partnerships for low-
       income tax credits not generated                                    $
490,020    $       193,736    $              -

===============     ==============      ==============

   The  fund  has  recorded  capital contributions (syndication proceeds)
       being held and subsequently released by the escrow agent            $
-    $             -    $              -

===============     ==============      ==============

   The  fund  has  applied  notes  receivable and advances to its capital
       contribution obligation in operating limited partnerships           $
-    $     3,931,266    $              -

===============     ==============      ==============

   The   fund  has  decreased  its  investments  in  operating  limited partnerships for unpaid capital contributions due to the operating
       limited partnerships disposed of during the year                    $
-    $             -    $              -

===============     ==============      ==============

   The  fund  has  increased its deferred acquisition costs for operating
       limited partnerships disposed of during the year                    $
-    $             -    $              -

===============     ==============      ==============

   The  fund  has decreased its investments and recorded a receivable for
       tax credits not generated by the operating limited partnerships     $
128,780    $             -    $              -

===============     ==============      ==============

   The  fund has increased selling commissions and registration costs for
       amounts payable                                                     $
-    $             -    $              -

===============     ==============      ==============

                                                            (continued)

                                              Boston Capital Tax Credit Fund IV
L.P.
                                               STATEMENTS OF CASH FLOWS -
CONTINUED


Series 32

-----------------------------------------------------

Period

January 19, 1998

(date of

inception)
                                                                            Year
ended March   Year ended March      through March

31, 2000           31, 1999            31, 1998

---------------     --------------      --------------
Cash flows from operating activities

   Net income (loss)                                                       $
(1,487,782)   $       269,836    $        (21,196)
   Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities

       Share of (income) losses from operating limited partnerships
1,245,350            (56,660)                  -

       Distributions received from operating limited partnerships
-                  -                   -
       Cumulative effect of a change in accounting principle
50,418                  -                   -
       Amortization
29,738              8,897                   -
       Organization costs
-                  -             (59,315)

   Changes in assets and liabilities

       Prepaid expenses
-                  -                   -
       Other assets
275,715          1,451,661          (1,477,928)

       Accounts payable and accrued expenses
-           (431,851)            431,851

       Accounts payable - affiliates
148,551            (92,868)             92,971

---------------     --------------      --------------

          Net cash provided by (used in) operating activities
261,990          1,149,015          (1,033,617)

---------------     --------------      --------------

Cash flows from investing activities

   Acquisition costs paid for operating limited partnerships
(267,165)        (3,620,417)         (1,394,057)

   Capital contributions paid to operating limited partnerships
(6,540,687)       (16,991,915)           (946,885)

   Deposits for purchases of operating limited partnerships
-                  -                   -

   (Advances to) repayments from operating limited partnerships
(1,269,521)          (980,807)         (6,009,698)

   Purchase of investments (net of proceeds from sale of investments)
6,458,977         (3,236,294)         (5,974,481)

---------------     --------------      --------------
          Net cash provided by (used in) investing activities
(1,618,396)       (24,829,433)        (14,325,121)

---------------     --------------      --------------
Cash flows from financing activities

   Capital contributions received
-         35,069,000          12,362,000

   Selling commissions and registration costs paid
(28,916)        (4,835,446)         (1,930,492)
   Distributions paid
-                  -                   -
   Proceeds from (repayment of) line of credit
-         (5,000,000)          5,000,000

---------------     --------------      --------------
          Net cash provided by (used in) financing activities
(28,916)        25,233,554          15,431,508

---------------     --------------      --------------
          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(1,385,322)         1,553,136              72,770


Cash and cash equivalents, beginning
1,625,906             72,770                   -

---------------     --------------      --------------

Cash and cash equivalents, ending                                          $
240,584    $     1,625,906    $         72,770

===============     ==============      ==============

                                                            (continued)

                                              Boston Capital Tax Credit Fund IV
L.P.
                                               STATEMENTS OF CASH FLOWS -
CONTINUED


Series 32

-----------------------------------------------------

Period

January 19, 1998

(date of

inception)
                                                                            Year
ended March   Year ended March      through March

31, 2000           31, 1999            31, 1998

---------------     --------------      --------------
Supplemental schedule of noncash investing and financing activities

   The   fund  has  increased  its  investments  in  operating  limited partnerships for unpaid capital contributions due to the operating
       limited partnerships                                                $
3,618,161    $    23,676,237    $      6,546,916

===============     ==============      ==============

   The  fund  has  decreased  its  investment  and  decreased its capital contribution  obligation in operating limited partnerships for low-
       income tax credits not generated                                    $
391,567    $        25,159    $              -

===============     ==============      ==============

   The  fund  has  recorded  capital contributions (syndication proceeds)
       being held and subsequently released by the escrow agent            $
-    $             -    $              -

===============     ==============      ==============

   The  fund  has  applied  notes  receivable and advances to its capital
       contribution obligation in operating limited partnerships           $
2,364,941    $     3,051,011    $              -

===============     ==============      ==============

   The   fund  has  decreased  its  investments  in  operating  limited partnerships for unpaid capital contributions due to the operating
       limited partnerships disposed of during the year                    $
-    $             -    $              -

===============     ==============      ==============

   The  fund  has  increased its deferred acquisition costs for operating
       limited partnerships disposed of during the year                    $
-    $             -    $              -

===============     ==============      ==============

   The  fund  has decreased its investments and recorded a receivable for
       tax credits not generated by the operating limited partnerships     $
-    $             -    $              -

===============     ==============      ==============

   The  fund has increased selling commissions and registration costs for
       amounts payable                                                     $
-    $             -    $              -

===============     ==============      ==============

                                                            (continued)

                                              Boston Capital Tax Credit Fund IV
L.P.
                                               STATEMENTS OF CASH FLOWS -
CONTINUED


Series 33

-----------------------------------

Period June 22,

1998 (date of

inception)

Year ended March      through March

31, 2000            31, 1999

---------------      --------------
Cash flows from operating activities

   Net income (loss)
$      (705,104)   $        194,098
   Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities

       Share of (income) losses from operating limited partnerships
595,041            (187,290)

       Distributions received from operating limited partnerships
-                   -
       Cumulative effect of a change in accounting principle
83,770
       Amortization
26,578               9,308
       Organization costs
-             (93,078)

   Changes in assets and liabilities

       Prepaid expenses
-                   -
       Other assets
10,209             (14,587)

       Accounts payable and accrued expenses
-                   -

       Accounts payable - affiliates
65,293               6,443

--------------      --------------
          Net cash provided by (used in) operating activities
75,787             (85,106)

--------------      --------------

Cash flows from investing activities

   Acquisition costs paid for operating limited partnerships
(63,785)         (2,679,343)

   Capital contributions paid to operating limited partnerships
(2,889,468)        (12,028,598)

   Deposits for purchases of operating limited partnerships
-                   -

   (Advances to) repayments from operating limited partnerships
5,455          (1,248,089)

   Purchase of investments (net of proceeds from sale of investments)
2,790,273          (5,857,541)

--------------      --------------
          Net cash provided by (used in) investing activities
(157,525)        (21,813,571)

--------------      --------------
Cash flows from financing activities

   Capital contributions received
-          26,362,000

   Selling commissions and registration costs paid
(6,384)         (3,777,466)
   Distributions paid
-                   -
   Proceeds from (repayment of) line of credit
-                   -

--------------      --------------
          Net cash provided by (used in) financing activities
(6,384)         22,584,534

--------------      --------------
          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(88,122)            685,857

Cash and cash equivalents, beginning
685,857                   -

--------------      --------------

Cash and cash equivalents, ending
$       597,735    $        685,857

==============      ==============

                                                            (continued)

                                              Boston Capital Tax Credit Fund IV
L.P.
                                               STATEMENTS OF CASH FLOWS -
CONTINUED


Series 33

-------------------------------------

Period June 22,

1998 (date of

inception)

Year ended March      through March

31, 2000            31, 1999

--------------      --------------
Supplemental schedule of noncash investing and financing activities

   The   fund  has  increased  its  investments  in  operating  limited partnerships for unpaid capital contributions due to the operating limited partnerships
$     1,917,700    $     17,673,585

==============      ==============

   The  fund  has  decreased  its  investment  and  decreased its capital contribution  obligation in operating limited partnerships for low-
       income tax credits not generated
$       198,492    $              -

==============      ==============

   The  fund  has  recorded  capital contributions (syndication proceeds)
       being held and subsequently released by the escrow agent
$             -    $              -

==============      ==============

   The  fund  has  applied  notes  receivable and advances to its capital contribution obligation in operating limited partnerships
$     1,063,972    $        137,836

==============      ==============

   The   fund  has  decreased  its  investments  in  operating  limited partnerships for unpaid capital contributions due to the operating limited partnerships disposed of during the year
$             -    $              -

==============      ==============

   The  fund  has  increased its deferred acquisition costs for operating limited partnerships disposed of during the year
$             -    $              -

==============      ==============

   The  fund  has decreased its investments and recorded a receivable for tax credits not generated by the operating limited partnerships
$             -    $              -

==============      ==============

   The  fund has increased selling commissions and registration costs for amounts payable
$             -    $              -

==============      ==============

Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included. Series
36, 37 and 38 were not formed until after March 31, 1999, therefore no comparative information has been included.

                                                            (continued)

                                              Boston Capital Tax Credit Fund IV
L.P.
                                               STATEMENTS OF CASH FLOWS -
CONTINUED


Series 34

-------------------------------------

Period September

22, 1998 (date

of inception)

Year ended March      through March

31, 2000            31, 1999

--------------      --------------
Cash flows from operating activities

   Net income (loss)
$      (699,182)   $         39,949
   Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities

       Share of (income) losses from operating limited partnerships
468,712                 218

       Distributions received from operating limited partnerships
-                   -
       Cumulative effect of a change in accounting principle
110,441                   -
       Amortization
41,853                   -
       Organization costs
-            (110,441)

   Changes in assets and liabilities

       Prepaid expenses
-                   -
       Other assets
67,651             (78,031)

       Accounts payable and accrued expenses
(493)                493

       Accounts payable - affiliates
(22,238)             32,894

--------------      --------------
          Net cash provided by (used in) operating activities
(33,256)           (114,918)

--------------      --------------
Cash flows from investing activities

   Acquisition costs paid for operating limited partnerships
(270,538)         (3,470,838)

   Capital contributions paid to operating limited partnerships
(6,742,893)         (7,648,749)

   Deposits for purchases of operating limited partnerships
-                   -

   (Advances to) repayments from operating limited partnerships
(1,074,707)         (6,746,841)

   Purchase of investments (net of proceeds from sale of investments)
6,367,185          (9,633,285)

--------------      --------------
          Net cash provided by (used in) investing activities
(1,720,953)        (27,499,713)

--------------      --------------

Cash flows from financing activities

   Capital contributions received
-          35,273,000

   Selling commissions and registration costs paid
(56,360)         (5,175,790)
   Distributions paid
-                   -
   Proceeds from (repayment of) line of credit
-                   -

--------------      --------------

          Net cash provided by (used in) financing activities
(56,360)         30,097,210

--------------      --------------

          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(1,810,569)          2,482,579

Cash and cash equivalents, beginning
2,482,579                   -

--------------      --------------

Cash and cash equivalents, ending
$       672,010    $      2,482,579

==============      ==============

                                                            (continued)

                                              Boston Capital Tax Credit Fund IV
L.P.
                                               STATEMENTS OF CASH FLOWS -
CONTINUED


Series 34

-------------------------------------

Period September

22, 1998 (date

of inception)

Year ended March      through March

31, 2000            31, 1999

--------------      --------------
Supplemental schedule of noncash investing and financing activities

   The   fund  has  increased  its  investments  in  operating  limited partnerships for unpaid capital contributions due to the operating limited partnerships
$     5,943,259    $     19,681,149

================    ===============

   The  fund  has  decreased  its  investment  and  decreased its capital contribution  obligation in operating limited partnerships for low-
       income tax credits not generated
$        43,270    $              -

===============     ===============

   The  fund  has  recorded  capital contributions (syndication proceeds)
       being held and subsequently released by the escrow agent
$             -    $              -

===============     ===============

   The  fund  has  applied  notes  receivable and advances to its capital contribution obligation in operating limited partnerships
$     5,224,840    $              -

===============     ===============

   The   fund  has  decreased  its  investments  in  operating  limited partnerships for unpaid capital contributions due to the operating limited partnerships disposed of during the year
$             -    $              -

===============     ===============

   The  fund  has  increased its deferred acquisition costs for operating limited partnerships disposed of during the year
$             -    $              -

===============     ===============

   The  fund  has decreased its investments and recorded a receivable for tax credits not generated by the operating limited partnerships
$         5,941    $              -

===============     ===============

   The  fund has increased selling commissions and registration costs for amounts payable
$             -    $              -

===============     ===============

Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included. Series
36, 37 and 38 were not formed until after March 31, 1999, therefore no comparative information has been included.

                                                            (continued)

                                              Boston Capital Tax Credit Fund IV
L.P.
                                               STATEMENTS OF CASH FLOWS -
CONTINUED


Series 35

-------------------------------------

Period February

22, 1999 (date

of inception)

Year ended March      through March

31, 2000            31, 1999

--------------      --------------
Cash flows from operating activities

   Net income (loss)
$      (261,604)   $         (6,767)
   Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities

       Share of (income) losses from operating limited partnerships
194,048                   -

       Distributions received from operating limited partnerships
-                   -
       Cumulative effect of a change in accounting principle
16,875
       Amortization
225,179                   -
       Organization costs
-             (16,875)

   Changes in assets and liabilities

       Prepaid expenses
-                   -
       Other assets
2,030,454          (2,463,058)

       Accounts payable and accrued expenses
(94,617)             96,560

       Accounts payable - affiliates
(215,744)            294,539

--------------      --------------
          Net cash provided by (used in) operating activities
1,894,591          (2,095,601)

--------------      --------------
Cash flows from investing activities

   Acquisition costs paid for operating limited partnerships
(2,683,319)           (822,404)

   Capital contributions paid to operating limited partnerships
(11,759,790)         (1,072,587)

   Deposits for purchases of operating limited partnerships
-                   -

   (Advances to) repayments from operating limited partnerships
(3,539,239)         (1,797,021)

   Purchase of investments (net of proceeds from sale of investments)
(5,546,794)           (392,026)

--------------      --------------
          Net cash provided by (used in) investing activities
(23,529,142)         (4,084,038)

--------------      --------------

Cash flows from financing activities

   Capital contributions received
25,962,625           7,042,000

   Selling commissions and registration costs paid
(3,674,194)           (814,485)
   Distributions paid
-                   -
   Proceeds from (repayment of) line of credit
(200,000)            200,000

--------------      --------------
          Net cash provided by (used in) financing activities
22,088,431           6,427,515

--------------      --------------
          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
453,880             247,876


Cash and cash equivalents, beginning
247,876                   -

--------------      --------------

Cash and cash equivalents, ending
$       701,756    $        247,876

===============     ===============

                                                            (continued)

                                              Boston Capital Tax Credit Fund IV
L.P.
                                               STATEMENTS OF CASH FLOWS -
CONTINUED


Series 35

-------------------------------------

Period February

22, 1999 (date

of inception)

Year ended March      through March

31, 2000            31, 1999

--------------      --------------
Supplemental schedule of noncash investing and financing activities

   The   fund  has  increased  its  investments  in  operating  limited partnerships for unpaid capital contributions due to the operating limited partnerships
$    12,028,772    $     10,632,978

===============     ===============

   The  fund  has  decreased  its  investment  and  decreased its capital contribution  obligation in operating limited partnerships for low-
       income tax credits not generated
$        47,816    $              -

===============     ===============

   The  fund  has  recorded  capital contributions (syndication proceeds)
       being held and subsequently released by the escrow agent
$             -    $              -

===============     ===============

   The  fund  has  applied  notes  receivable and advances to its capital contribution obligation in operating limited partnerships
$     3,494,529    $        758,616

===============     ===============

   The   fund  has  decreased  its  investments  in  operating  limited partnerships for unpaid capital contributions due to the operating limited partnerships disposed of during the year
$             -    $              -

===============     ===============

   The  fund  has  increased its deferred acquisition costs for operating limited partnerships disposed of during the year
$             -    $              -

===============     ===============

   The  fund  has decreased its investments and recorded a receivable for tax credits not generated by the operating limited partnerships
$             -    $              -

===============     ===============

   The  fund has increased selling commissions and registration costs for amounts payable
$             -    $        312,955

===============     ===============

Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included. Series
36, 37 and 38 were not formed until after March 31, 1999, therefore no comparative information has been included.

                                                            (continued)

                                              Boston Capital Tax Credit Fund IV
L.P.
                                               STATEMENTS OF CASH FLOWS -
CONTINUED


Series 36

----------------

Period July 1,

1999 (date of

inception)

through March

31, 2000

----------------
Cash flows from operating activities

   Net income (loss)
$       (304,789)
   Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities

       Share of (income) losses from operating limited partnerships
160,352

       Distributions received from operating limited partnerships
-
       Cumulative effect of a change in accounting principle
-
       Amortization
78,850
       Organization costs
-

   Changes in assets and liabilities

       Prepaid expenses
-
       Other assets
(84,579)

       Accounts payable and accrued expenses
-

       Accounts payable - affiliates
30,944

----------------
          Net cash provided by (used in) operating activities
(119,222)

----------------

Cash flows from investing activities

   Acquisition costs paid for operating limited partnerships
(2,324,273)

   Capital contributions paid to operating limited partnerships
(7,853,791)

   Deposits for purchases of operating limited partnerships
-

   (Advances to) repayments from operating limited partnerships
(4,868,587)

   Purchase of investments (net of proceeds from sale of investments)
(2,377,517)

----------------
          Net cash provided by (used in) investing activities
(17,424,168)

----------------

Cash flows from financing activities

   Capital contributions received
21,068,375

   Selling commissions and registration costs paid
(3,196,890)
   Distributions paid
-
   Proceeds from (repayment of) line of credit
-

----------------
          Net cash provided by (used in) financing activities
17,871,485

----------------
          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
328,095


Cash and cash equivalents, beginning
-

----------------
Cash and cash equivalents, ending
$        328,095

================

                                                            (continued)

                                              Boston Capital Tax Credit Fund IV
L.P.
                                               STATEMENTS OF CASH FLOWS -
CONTINUED


Series 36

----------------

Period July 1,

1999 (date of

inception)

through March

31, 2000

----------------
Supplemental schedule of noncash investing and financing activities

   The   fund  has  increased  its  investments  in  operating  limited partnerships for unpaid capital contributions due to the operating limited partnerships
$     15,385,970

================

   The  fund  has  decreased  its  investment  and  decreased its capital contribution  obligation in operating limited partnerships for low-
       income tax credits not generated
$              -

================

   The  fund  has  recorded  capital contributions (syndication proceeds)
       being held and subsequently released by the escrow agent
$              -

================

   The  fund  has  applied  notes  receivable and advances to its capital contribution obligation in operating limited partnerships
$      1,909,822

================

   The   fund  has  decreased  its  investments  in  operating  limited partnerships for unpaid capital contributions due to the operating limited partnerships disposed of during the year
$              -

================

   The  fund  has  increased its deferred acquisition costs for operating limited partnerships disposed of during the year
$              -

================

   The  fund  has decreased its investments and recorded a receivable for tax credits not generated by the operating limited partnerships
$              -

================

   The  fund has increased selling commissions and registration costs for amounts payable
$              -

================

Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included. Series
36, 37 and 38 were not formed until after March 31, 1999, therefore no comparative information has been included.

                                                            (continued)

                                              Boston Capital Tax Credit Fund IV
L.P.
                                               STATEMENTS OF CASH FLOWS -
CONTINUED


Series 37

----------------

Period October

4, 1999 (date of

inception)

through March

31, 2000

----------------
Cash flows from operating activities

   Net income (loss)
$        (53,516)
   Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities

       Share of (income) losses from operating limited partnerships
44,958

       Distributions received from operating limited partnerships
-
       Cumulative effect of a change in accounting principle
-
       Amortization
-
       Organization costs
-

   Changes in assets and liabilities

       Prepaid expenses
-
       Other assets
(26,148)

       Accounts payable and accrued expenses
350

       Accounts payable - affiliates
29,802

----------------
          Net cash provided by (used in) operating activities
(4,554)

----------------
Cash flows from investing activities

   Acquisition costs paid for operating limited partnerships
(2,446,361)

   Capital contributions paid to operating limited partnerships
(6,695,081)

   Deposits for purchases of operating limited partnerships
-

   (Advances to) repayments from operating limited partnerships
(2,340,937)

   Purchase of investments (net of proceeds from sale of investments)
(4,235,295)

----------------

          Net cash provided by (used in) investing activities
(15,717,674)

----------------

Cash flows from financing activities

   Capital contributions received
25,125,000

   Selling commissions and registration costs paid
(3,449,825)
   Distributions paid
-
   Proceeds from (repayment of) line of credit
-

----------------
          Net cash provided by (used in) financing activities
21,675,175

----------------
          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
5,952,947

Cash and cash equivalents, beginning
-

----------------
Cash and cash equivalents, ending
$      5,952,947

================

                                                            (continued)

                                              Boston Capital Tax Credit Fund IV
L.P.
                                               STATEMENTS OF CASH FLOWS -
CONTINUED


Series 37

----------------

Period October

4, 1999 (date of

inception)

through March

31, 2000

----------------
Supplemental schedule of noncash investing and financing activities

   The   fund  has  increased  its  investments  in  operating  limited partnerships for unpaid capital contributions due to the operating limited partnerships
$     13,370,702

================
   The  fund  has  decreased  its  investment  and  decreased its capital contribution  obligation in operating limited partnerships for low-
       income tax credits not generated
$              -

================
   The  fund  has  recorded  capital contributions (syndication proceeds)
       being held and subsequently released by the escrow agent
$              -

================
   The  fund  has  applied  notes  receivable and advances to its capital contribution obligation in operating limited partnerships
$        303,260

================

   The   fund  has  decreased  its  investments  in  operating  limited partnerships for unpaid capital contributions due to the operating limited partnerships disposed of during the year
$              -

================
   The  fund  has  increased its deferred acquisition costs for operating limited partnerships disposed of during the year
$              -

================
   The  fund  has decreased its investments and recorded a receivable for tax credits not generated by the operating limited partnerships
$              -

================

   The  fund has increased selling commissions and registration costs for amounts payable
$              -

================

Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included. Series
36, 37 and 38 were not formed until after March 31, 1999, therefore no comparative information has been included.

                                                            (continued)

                                              Boston Capital Tax Credit Fund IV
L.P.
                                               STATEMENTS OF CASH FLOWS -
CONTINUED


Series 38

----------------

Period February

22, 1999 (date

of inception)

through March

31, 2000

----------------
Cash flows from operating activities

   Net income (loss)
$        (81,694)
   Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities

       Share of (income) losses from operating limited partnerships
-

       Distributions received from operating limited partnerships
-
       Cumulative effect of a change in accounting principle
-
       Amortization
-
       Organization costs
-

   Changes in assets and liabilities

       Prepaid expenses
-
       Other assets
(1)

       Accounts payable and accrued expenses
422,489

       Accounts payable - affiliates
20,848

----------------
          Net cash provided by (used in) operating activities
361,642

----------------

Cash flows from investing activities

   Acquisition costs paid for operating limited partnerships
(433,496)

   Capital contributions paid to operating limited partnerships
(2,538,698)

   Deposits for purchases of operating limited partnerships
-

   (Advances to) repayments from operating limited partnerships
-

   Purchase of investments (net of proceeds from sale of investments)
-

----------------

          Net cash provided by (used in) investing activities
(2,972,194)

----------------

Cash flows from financing activities

   Capital contributions received
3,695,000

   Selling commissions and registration costs paid
(876,470)
   Distributions paid
-
   Proceeds from (repayment of) line of credit
976,349

----------------

          Net cash provided by (used in) financing activities
3,794,879

----------------
          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
1,184,327

Cash and cash equivalents, beginning
-

----------------

Cash and cash equivalents, ending
$      1,184,327

================

                                                            (continued)

                                              Boston Capital Tax Credit Fund IV
L.P.
                                               STATEMENTS OF CASH FLOWS -
CONTINUED


Series 38

----------------

Period February

22, 1999 (date

of inception)

through March

31, 2000

----------------
Supplemental schedule of noncash investing and financing activities

   The   fund  has  increased  its  investments  in  operating  limited partnerships for unpaid capital contributions due to the operating limited partnerships
$      3,451,918

================
   The  fund  has  decreased  its  investment  and  decreased its capital contribution  obligation in operating limited partnerships for low-
       income tax credits not generated
$              -

================
   The  fund  has  recorded  capital contributions (syndication proceeds)
       being held and subsequently released by the escrow agent
$        768,000

================
   The  fund  has  applied  notes  receivable and advances to its capital contribution obligation in operating limited partnerships
$              -

================
   The   fund  has  decreased  its  investments  in  operating  limited partnerships for unpaid capital contributions due to the operating limited partnerships disposed of during the year
$              -

================
   The  fund  has  increased its deferred acquisition costs for operating limited partnerships disposed of during the year
$              -

================
   The  fund  has decreased its investments and recorded a receivable for tax credits not generated by the operating limited partnerships
$              -

================

   The  fund has increased selling commissions and registration costs for amounts payable
$              -

================

Series 33, 34 and 35 were not formed until after March 31, 1998, therefore no comparative information has been included. Series
36, 37 and 38 were not formed until after March 31, 1999, therefore no comparative information has been included.

                                                 See notes to financial
statements

             Boston Capital Tax Credit Fund IV L.P.

                  NOTES TO FINANCIAL STATEMENTS

                  March 31, 2000, 1999 and 1998

NOTE A  -  ORGANIZATION  AND SUMMARY  OF  SIGNIFICANT  ACCOUNTING
POLICIES

  Boston Capital Tax Credit Fund IV L.P. (the ""fund") was organized under the laws of the State of Delaware as of October 5,  1993, for the purpose of acquiring, holding, and disposing of limited partnership interests in  operating limited partnerships  which
  will  acquire,   develop,   rehabilitate,   operate   and   own
  newly-constructed, existing or rehabilitated apartment complexes which qualify for the Low-Income Housing Tax Credit established
  by the  Tax  Reform Act  of  1986.   Certain of  the  apartment
  complexes may also qualify for the Historic Rehabilitation  Tax
  Credit for their rehabilitation of certified historic structures;
  accordingly, the apartment complexes are restricted as to  rent charges and operating methods and are subject to the provisions of Section 42(g)(2) of the Internal Revenue Code relating to the
  Rehabilitation Investment Credit.   The general partner of  the
  fund is Boston Capital Associates IV L.P. and the limited partner is BCTC IV Assignor Corp. (the assignor limited partner).

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



             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE A  -  ORGANIZATION  AND SUMMARY  OF  SIGNIFICANT  ACCOUNTING
       POLICIES (Continued)

  The BACs issued and outstanding in each series at March 31, 2000 and 1999 are as follows:


                                 2000         1999
                              ---------    ---------
Series 20                     3,866,700    3,866,700
Series 21                     1,892,700    1,892,700
Series 22                     2,564,400    2,564,400
Series 23                     3,336,727    3,336,727
Series 24                     2,169,878    2,169,878
Series 25                     3,026,109    3,026,109
Series 26                     3,995,900    3,995,900
Series 27                     2,460,700    2,460,700
Series 28                     4,000,738    4,000,738
Series 29                     3,991,800    3,991,800
Series 30                     2,651,000    2,651,000
Series 31                     4,417,857    4,417,857
Series 32                     4,754,198    4,754,198
Series 33                     2,636,533    2,636,533
Series 34                     3,529,319    3,529,319
Series 35                     3,300,463      704,200
Series 36                     2,106,837            -
Series 37                     2,512,500            -
Series 38                       446,300            -
                              ----------   ----------
                              57,660,659   49,998,759
                              ==========   ==========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE A  -  ORGANIZATION  AND SUMMARY  OF  SIGNIFICANT  ACCOUNTING
       POLICIES (Continued)

  Investment in Operating Limited Partnerships
  --------------------------------------------
  The fund accounts for the investment in the operating limited partnerships using the equity method, whereby the fund adjusts the investment cost for its share of the operating limited partnership's results of operations and for any distributions
  received or accrued.   However, the fund recognizes  individual
  operating limited partnership's losses only to the extent that the fund's share of losses of the operating limited partnerships
  does  not  exceed  the  carrying  amount  of  its   investment.
  Unrecognized losses will be suspended and offset against future individual operating limited partnership's income.

  A loss in value of an investment in an operating limited partnership other than a temporary decline would be recorded as
  an impairment loss.   Impairment is  measured by comparing  the
  investment carrying amount to the sum of the total amount of the remaining tax credits allocated to the fund and the estimated residual value of the investment.

  Capital contributions  to  operating limited  partnerships  are
  adjusted by  tax credit adjusters.   Tax  credit adjusters  are
  defined as adjustments to operating limited partnership capital contributions due to reductions in actual tax credits from those originally projected. The fund records tax credit adjusters as a reduction in investments in operating limited partnerships and capital contributions payable.

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

  The fund records acquisition costs as an increase in its investments in operating limited partnerships. These costs are amortized by the operating limited partnerships over 27.5 years
  on  the  straight-line  method.    Certain  operating   limited
  partnerships have not recorded the acquisition costs as a capital
  contribution from  the fund.   These differences  are shown  as
  reconciling items in note C.   As of January 1, 1999, the  fund
  records acquisition  costs incurred  after January  1, 1999  as
  deferred acquisition costs.   These costs are amortized on  the
  straight-line method over 27.5 years.

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE A  -  ORGANIZATION  AND SUMMARY  OF  SIGNIFICANT  ACCOUNTING
       POLICIES (Continued)

  Investment in Operating Limited Partnerships (Continued)
  --------------------------------------------
  During the years ended March 31, 2000 and 1999, the fund acquired interests in operating limited partnerships as follows:

                                           2000       1999
                                        ---------  ---------
Series 20                                      -           -
Series 21                                      -           -
Series 22                                      -           1
Series 23                                      -           -
Series 24                                      -           -
Series 25                                      -           -
Series 26                                      -           3
Series 27                                      2           1
Series 28                                      -           2
Series 29                                      -           5
Series 30                                      2           5
Series 31                                      -           4
Series 32                                      2          11
Series 33                                      2           8
Series 34                                      5           9
Series 35                                      5           5
Series 36                                     11           -
Series 37                                      5           -
Series 38                                      3           -
                                        ---------  ---------
                                              37          54
                                        =========  =========

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

                  March 31, 2000, 1999 and 1998

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
       POLICIES (Continued)

  Organization Costs
  ------------------
  Initial organization and offering expenses common to all Series, are allocated on a percentage of equity raised to each Series.

  In accordance with SOP 98-5, effective April 1, 1999, organization costs are being expensed as incurred. Before this date, organization costs were amortized on the straight-line method over 60 months.

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
       POLICIES (Continued)

  Deferred Acquisition Costs
  --------------------------
  Deferred acquisition costs are amortized on the straight-line method over 27.5 years.

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

                  March 31, 2000, 1999 and 1998

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
       POLICIES (Continued)

  Net Income (Loss) Per Beneficial Assignee Certificate Unit
  ----------------------------------------------------------
  Net income (loss) per beneficial assignee certificate unit is calculated based upon the weighted average number of units outstanding during the year or period. The weighted average number of units in each series at March 31, 2000, 1999 and 1998 are as follows:

                                2000       1999        1998
                             ---------  ---------   ---------
Series 20                    3,866,700  3,866,700   3,866,700
Series 21                    1,892,700  1,892,700   1,892,700
Series 22                    2,564,400  2,564,400   2,564,400
Series 23                    3,336,727  3,336,727   3,336,727
Series 24                    2,169,878  2,169,878   2,169,878
Series 25                    3,026,109  3,026,109   3,026,109
Series 26                    3,995,900  3,995,900   3,995,900
Series 27                    2,460,700  2,460,700   2,460,700
Series 28                    4,000,738  4,000,738   4,000,738
Series 29                    3,991,800  3,991,800   3,554,530
Series 30                    2,651,000  2,651,000   2,248,616
Series 31                    4,417,857  4,417,857   2,850,062
Series 32                    4,754,198  4,205,796     577,668
Series 33                    2,636,533  2,171,826           -
Series 34                    3,529,319  2,257,862           -
Series 35                    2,876,439    437,224           -
Series 36                    1,723,720          -           -
Series 37                    1,602,663          -           -
Series 38                      308,300          -           -
                             ---------- ----------  ----------
                             55,805,681 47,447,217  36,544,728
                             ========== ==========  ==========

                              F-112

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
       POLICIES (Continued)

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

  Recent Accounting Pronouncements
  --------------------------------
  In December 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 136, "Transfers of Assets to a Not-For-Profit
  Organization  or  Charitable   Trust  that   Raises  or   Holds
  Contributions for Others, and in June 1999, the FASB issued SFAS
  No. 137,   "Accounting For  Derivative Instruments and  Hedgers
  Activities - Deferral of the Effective Date of SFAS No. 133."

  SFAS No. 136 is generally effective for periods beginning after December 15, 1999 and SFAS 137 is effective upon issuance in June 1999.

  The fund does not have any derivative or hedging activities and
  is  not a  not-for-profit  organization.   Consequently,  these
  pronouncements are not expected to have any effect on the fund's financial statements.
                              F-113

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE B - RELATED PARTY TRANSACTIONS

  During the years ended March 31, 2000, 1999 and 1998, the fund entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc. (BCP), Boston Capital Holdings Limited Partnership (BCHLP), Boston Capital Services, Inc. (BCS) and Boston Capital Asset Management Limited Partnership (BCAM) as follows:

  Boston Capital Asset Management Limited Partnership is entitled to an annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the operating limited partnerships, less the amount of certain partnership management and reporting fees paid or payable by the operating limited partnerships. The aggregate cost is comprised of the capital contributions made by each Series to the operating limited partnership and 99% of the permanent financing at the
  operating limited  partnership  level.   The annual  fund  fees
  charged to operations during the years ended March 31, 2000, 1999 and 1998, are as follows:

                                 2000        1999       1998
                               ---------  ---------  ---------
Series 20                     $ 292,963  $ 358,566  $  270,336
Series 21                       157,432    201,340     215,217
Series 22                       227,588    241,151     225,636
Series 23                       197,530    214,325     188,213
Series 24                       160,446    203,448     208,597
Series 25                       203,746    266,576     248,382
Series 26                       365,001    359,834     346,887
Series 27                       289,658    288,306     275,320
Series 28                       287,734    322,689     155,994
Series 29                       308,972    306,704     192,348
Series 30                       201,815    159,294      55,733
Series 31                       391,201    334,849      69,951
Series 32                       323,495    264,361       1,976
Series 33                       169,331    107,826           -
Series 34                       281,564     68,018           -
Series 35                       195,257      4,809           -
Series 36                        83,620          -           -
Series 37                        26,698          -           -
Series 38                         5,176          -           -
                               ---------  ---------  ---------
                              $4,169,227 $3,702,096 $2,454,590
                               =========  =========  =========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE B - RELATED PARTY TRANSACTIONS (Continued)

  Boston Capital Services, Inc. received dealer-manager fees for the marketing advice and investment banking services performed at the time of the fund's offering of BACs. The dealer-manager fees are included in partners' capital as selling commissions and registration costs. During the years ended March 31, 2000, 1999 and 1998, dealer manager fees received by Boston Capital Services, Inc. by series are as follows:

                               2000        1999       1998
                             ---------  ---------  ---------
Series 20                   $       -  $       -  $        -
Series 21                           -          -           -
Series 22                           -          -           -
Series 23                           -          -           -
Series 24                           -          -           -
Series 25                           -          -           -
Series 26                           -          -           -
Series 27                           -          -           -
Series 28                           -          -           -
Series 29                           -          -     545,135
Series 30                           -          -     502,098
Series 31                           -          -     932,325
Series 32                           -    753,600     222,335
Series 33                           -    490,750           -
Series 34                           -    676,630           -
Series 35                     489,168    128,020           -
Series 36                     399,530          -           -
Series 37                     475,690          -           -
Series 38                      84,695          -           -
                            ---------- ---------- ----------
                           $1,449,083 $2,049,000 $2,201,893
                            ========== ========== ==========

                              F-115

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE B - RELATED PARTY TRANSACTIONS (Continued)

  Boston Capital Holdings Limited Partnership is entitled to asset
  acquisition  fees   for  selecting,  evaluating,   structuring,
  negotiating, and closing the fund's acquisition of interests in the operating limited partnerships. During the years ended March 31, 2000, 1999 and 1998, acquisition fees incurred to Boston Capital Holdings Limited Partnership by series are as follows:

                               2000        1999       1998
                             ---------  ---------  ---------
Series 20                   $       -  $       -  $        -
Series 21                           -          -           -
Series 22                           -          -           -
Series 23                           -          -           -
Series 24                           -          -           -
Series 25                           -          -           -
Series 26                           -          -           -
Series 27                           -          -           -
Series 28                           -          -           -
Series 29                           -          -   2,531,555
Series 30                           -          -   2,251,714
Series 31                           -          -   3,744,909
Series 32                           -   2,980,865  1,050,770
Series 33                           -   2,240,770          -
Series 34                           -   2,998,205          -
Series 35                    2,206,824    598,570          -
Series 36                    1,790,812         -
Series 37                    2,135,625         -
Series 38                      379,355         -
                             ---------  ---------  ---------
                            $6,512,616 $8,818,410 $9,578,948
                             =========  =========  =========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE B - RELATED PARTY TRANSACTIONS (Continued)

  During the years ended March 31, 2000, 1999 and 1998, general and administrative expenses incurred by Boston Capital Partners, Inc., Boston Capital Holdings Limited Partnership and/or Boston Capital Asset Management Limited Partnership were charged to each series' operations as follows:

                               2000        1999       1998
                             ---------  ---------  ---------
Series 20                   $  20,587  $  14,427  $   27,590
Series 21                      13,018      8,389      17,368
Series 22                      16,481     11,288      22,206
Series 23                      18,993     14,218      33,765
Series 24                      14,106     10,648      20,500
Series 25                      16,951     13,406      24,231
Series 26                      21,052     17,367      29,659
Series 27                      16,582     13,582      23,836
Series 28                      19,254     17,350      31,809
Series 29                      19,316     20,470      32,467
Series 30                      16,876     15,782      20,152
Series 31                      15,770     17,659      23,078
Series 32                      23,403     20,351      11,655
Series 33                      16,793     26,436           -
Series 34                      24,161     19,095           -
Series 35                      28,829      3,147           -
Series 36                      34,054          -           -
Series 37                      14,406          -           -
Series 38                         480          -           -
                             ---------  ---------  ---------
                            $ 351,112  $ 243,615  $  318,316
                             =========  =========  =========

  Accounts payable - affiliates at March 31, 2000, 1999 and 1998 represents general and administrative expenses, fund management fees, and commissions which are payable to Boston Capital Partners, Inc., Boston Capital Holdings Limited Partnership, Boston Capital Services, Inc., and Boston Capital Asset Management Limited Partnership.

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE B - RELATED PARTY TRANSACTIONS (Continued)

  During the years ended March 31, 2000, 1999 and 1998, the fund reimbursed affiliates of the general partner for amounts in
  connection with  the offering  of BACs.   These  reimbursements
  include, but are not limited to, postage, printing, travel and overhead allocations and are included in partners' capital as selling commissions and registrations costs at March 31, 2000, 1999 and 1998. During the years ended March 31, 2000, 1999, and 1998 the selling commission and registration costs incurred to affiliates by series are as follows:

                               2000        1999       1998
                            ---------   ---------  ---------
Series 20                  $        -  $       -  $       -
Series 21                           -          -          -
Series 22                           -          -          -
Series 23                           -          -          -
Series 24                           -          -          -
Series 25                           -          -          -
Series 26                           -          -          -
Series 27                           -          -          -
Series 28                       1,977          -          -
Series 29                       2,257          -     79,710
Series 30                       1,301          -     92,926
Series 31                       5,484          -     92,401
Series 32                      23,830    103,222     65,029
Series 33                       1,499    121,385          -
Series 34                      29,133    146,254          -
Series 35                     115,841     25,680          -
Series 36                      79,753          -          -
Series 37                     140,617          -          -
Series 38                      53,283          -          -
                            ---------   ---------  ---------
                           $  454,975  $ 396,541  $ 330,066
                            =========   =========  =========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

  At March 31, 2000 and 1999, the fund has limited partnership interests in operating limited partnerships, which own or are constructing or rehabilitating operating apartment complexes. The number of operating limited partnerships in which the fund has limited partnership interests at March 31, 2000 and 1999 by series are as follows:

                                           2000       1999
                                        ---------  ---------
Series 20                                     24          24
Series 21                                     14          14
Series 22                                     29          29
Series 23                                     22          22
Series 24                                     24          24
Series 25                                     22          22
Series 26                                     45          45
Series 27                                     16          14
Series 28                                     26          26
Series 29                                     22          22
Series 30                                     20          18
Series 31                                     26          26
Series 32                                     16          14
Series 33                                     10           8
Series 34                                     14           9
Series 35                                     10           5
Series 36                                     11           -
Series 37                                      5           -
Series 38                                      3           -
                                        ---------  ---------
                                             359         322
                                        =========  =========

  During the year ended March 31, 1999, Series 28 disposed of their interest in one operating limited partnership.
                              F-119

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
(Continued)

  Under the terms of the fund's investment in each operating limited partnership, the fund is required to make capital
  contributions  to the  operating limited  partnerships.   These
  contributions are payable in installments over several years upon each operating limited partnership achieving specified levels of
  construction  or operations.    At  March 31,  2000  and  1999,
  contributions are payable to operating limited partnerships as follows:

                                           2000        1999
                                        ---------   ----------
Series 20                              $  388,026  $   388,026
Series 21                                 683,688      709,193
Series 22                                 538,769      550,641
Series 23                                 458,631      772,817
Series 24                               1,259,345    1,285,736
Series 25                               2,516,436    2,704,223
Series 26                               2,709,059    5,548,536
Series 27                               1,063,367    1,645,618
Series 28                               2,484,505    4,440,923
Series 29                               2,060,981    5,800,186
Series 30                               2,502,751    5,188,387
Series 31                               4,973,344    8,010,788
Series 32                               4,476,034   10,155,068
Series 33                               3,272,919    5,507,151
Series 34                               5,964,656   12,032,400
Series 35                               5,528,412    8,801,775
Series 36                               5,509,534            -
Series 37                               6,239,395            -
Series 38                                 904,200            -
                                       ----------  -----------
                                      $53,534,052 $73,541,468
                                       ==========  ===========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The fund's investment in operating limited partnerships at March 31, 2000 is summarized as follows (Series 38 invested in operating limited partnerships subsequent to December 31, 1999):

                                Total       Series 20     Series 21
                            ------------  -------------  -----------
Capital   contributions
paid and to  be paid to
operating      limited
partnerships, net of tax
credit adjusters           $409,470,753  $  28,279,735  $ 12,558,612

Acquisition  costs   of
operating      limited
partnerships                 46,954,889      3,726,293     1,923,140

Cumulative distributions
from operating  limited
partnerships                   (254,808)       (47,778)      (19,517)

Cumulative      income
(losses) from operating
limited partnerships        (68,396,226)   (13,206,036)   (7,808,413)
                            ------------  -------------  -----------
Investment in operating
limited partnerships per
balance sheet               387,774,608     18,752,214     6,653,822



             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

                                Total       Series 20     Series 21
                            ------------  -------------  -----------
The fund  has  recorded
capital contributions to
the  operating  limited
partnerships during the
year  ended  March  31,
2000 which have not been
included     in     the
partnership's   capital
account included in the
operating      limited
partnerships' financial
statements     as    of
December 31,  1999 (see
note A).                    (65,557,824)        (9,384)     (783,110)

The fund  has  recorded
acquisition  costs   at
March  31,  2000  which
have not  been recorded
in the net assets of the
operating      limited
partnerships (see  note
A).                          (8,947,793)      (444,246)            -

Cumulative losses  from
operating      limite d
partnerships  for   the
three months ended March
31,  2000   which   the
operating      limite d
partnerships  have  not
included    in    their
capital as  of December
31,   1999    due    to
different year ends (see
note A).                      2,775,473        404,710       651,466

Equity   in   loss   of
operating      limite d
partnerships        not
recognizable under  the
equity    method    of
accounting (see note A).       (142,723)       (94,411)            -

The fund  has  recorded
low income  housing tax
credit  adjusters   not
recorded  by  operating
limited    partnerships
(see note A).                 3,433,956        249,627       313,636

Other                        (1,469,828)       (23,748)        8,567
                            ------------  -------------  -----------
Equity  per   operating
limited   partnerships'
combined     financial
statements                 $317,865,869  $  18,834,762  $  6,844,381
                            ============  =============  ===========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The fund's investment in operating limited partnerships at March 31, 2000 is summarized as follows (Series 38 invested in operating limited partnerships subsequent to December 31, 1999):

                                Series 22    Series 23    Series 24
                               -----------  -----------  -----------
Capital contributions paid and
to  be   paid  to   operating
limited partnerships, net  of
tax credit adjusters          $18,294,066  $23,797,395  $15,710,174

Acquisition costs of operating
limited partnerships            2,504,765    3,504,553    2,030,314

Cumulative distributions from
operating limited partnerships    (54,832)      (4,249)     (44,950)

Cumulative  income   (losses)
from    operating    limited
partnerships                   (6,989,684)  (7,040,571)  (5,152,745)
                               -----------  -----------  -----------
Investment    in    operating
limited   partnerships    per
balance sheet                  13,754,315   20,257,128   12,542,793

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

                                Series 22    Series 23    Series 24
                               -----------  -----------  -----------
The fund has recorded capital
contributions to the operating
limited  partnerships  during
the year ended March 31, 2000
which have not  been included
in the partnership's  capital
account   included   in   the
operating          limited
partnerships'      financial
statements as of December 31,
1999 (see note A).               (800,467)    (281,846)    (490,055)

The   fund    has    recorded
acquisition costs at March 31,
2000  which  have   not  been
recorded in the net assets of
the    operating      limited
partnerships (see note A).       (274,232)    (643,785)    (720,097)

Cumulative     losses    from
operating limited partnerships
for the  three  months  ended
March  31,  2000   which  the
operating limited partnerships
have not  included  in  their
capital as  of  December  31,
1999 due  to  different  year
ends (see note A).                259,228      179,850       95,695

Equity in  loss of  operating
limited   partnerships    not
recognizable under the equity
method of accounting (see note
A).                               (34,187)           -            -

The  fund  has  recorded  low
income  housing  tax   credit
adjusters  not  recorded   by
operating limited partnerships
(see note A).                     123,065      135,618      146,406

Other                            (116,111)       8,310      171,254
                               -----------  -----------  -----------
Equity per operating  limited
partnerships'       combined
financial statements          $12,911,611  $19,655,275  $11,745,996
                               ===========  ===========  ===========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE
    C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The fund's investment in operating limited partnerships at March 31, 1999 is summarized as follows (Series 35 invested in operating limited partnerships subsequent to December 31, 1998):

                                Series 25    Series 26    Series 27
                               -----------  -----------  -----------

Capital contributions paid and
to  be   paid  to   operating
limited partnerships, net  of
tax credit adjusters          $22,036,365  $28,874,527  $17,025,291

Acquisition costs of operating
limited partnerships            2,803,677    3,968,917    2,467,629

Cumulative distributions  from
operating limited partnerships    (16,002)     (29,142)      (8,229)

Cumulative  income   (losses)
from    operating    limited
partnerships                   (5,875,434)  (4,123,238)  (3,092,052)
                               -----------  -----------  -----------
Investment    in    operating
limited   partnerships    per
balance sheet                  18,948,606   28,691,064   16,392,639

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

                                Series 25    Series 26    Series 27
                               -----------  -----------  -----------
The fund has recorded capital
contributions to the operating
limited  partnerships  during
the year ended March 31, 2000
which have not  been included
in the partnership's  capital
account   included   in   the
operating          limited
partnerships'      financial
statements as of December 31,
1999 (see note A).             (1,313,356)    (851,639)  (1,530,761)

The   fund    has    recorded
acquisition costs at March 31,
2000  which  have   not  been
recorded in the net assets of
the    operating      limited
partnerships (see note A).       (689,409)     (73,143)    (534,689)

Cumulative     losses    from
operating limited partnerships
for the  three  months  ended
March  31,  2000   which  the
operating limited partnerships
have not  included  in  their
capital as  of  December  31,
1999 due  to  different  year
ends (see note A).                335,542      123,194      205,532

Equity in  loss of  operating
limited   partnerships    not
recognizable under the equity
method of accounting (see note
A).                               (14,125)           -            -

The  fund  has  recorded  low
income  housing  tax   credit
adjusters  not  recorded   by
operating limited partnerships
(see note A).                      46,911      366,311      298,341

Other                             (72,226)     (53,317)      70,789
                               -----------  -----------  -----------
Equity per operating  limited
partnerships'       combine d
financial statements          $17,241,943  $28,202,470  $14,901,851
                               ===========  ===========  ===========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The fund's investment in operating limited partnerships at March 31, 2000 is summarized as follows (Series 38 invested in operating limited partnerships subsequent to December 31, 1999):

                                Series 28    Series 29    Series 30
                               -----------  -----------  -----------
Capital contributions paid and
to  be   paid  to   operating
limited partnerships, net  of
tax credit adjusters          $28,587,191  $28,830,695  $19,329,770

Acquisition costs of operating
limited partnerships            4,191,674    4,151,886    2,226,856

Cumulative distributions from
operating limited partnerships    (16,520)      (6,399)      (6,748)

Cumulative  income   (losses)
from    operating     limited
partnerships                   (3,140,378)  (4,237,777)  (1,406,289)
                               -----------  -----------  -----------
Investment    in    operating
limited   partnerships    per
balance sheet                  29,621,967   28,738,405   20,143,589

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

                                Series 28    Series 29    Series 30
                               -----------  -----------  -----------
The fund has recorded capital
contributions to the operating
limited  partnerships  during
the year ended March 31, 2000
which have not been  included
in the partnership's  capital
account   included   in   the
operating          limited
partnerships'      financial
statements as of December 31,
1999 (see note A).             (3,638,052)  (3,104,013)  (2,087,913)

The   fund    has    recorded
acquisition costs at March 31,
2000  which  have  not   been
recorded in the net assets of
the     operating     limited
partnerships (see note A).       (717,738)    (806,107)    (235,701)

Cumulative    losses     from
operating limited partnerships
for the  three  months  ended
March  31,  2000  which   the
operating limited partnerships
have not  included  in  their
capital as  of  December  31,
1999 due  to  different  year
ends (see note A).                129,668      265,241            -

Equity in  loss of  operating
limited   partnerships    not
recognizable under the equity
method of accounting (see note
A).                                     -            -            -

The  fund  has  recorded  low
income  housing  tax   credit
adjusters  not  recorded   by
operating limited partnerships
(see note A).                     350,469      198,472       48,134

Other                            (210,976)     (68,577)      (1,039)
                               -----------  -----------  -----------
Equity per operating  limited
partnerships'    combined
financial statements          $25,535,338  $25,223,421  $17,867,070
                               ===========  ===========  ===========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The fund's investment in operating limited partnerships at March 31, 2000 is summarized as follows (Series 38 invested in operating limited partnerships subsequent to December 31, 1999):

                                Series 31    Series 32    Series 33
                               -----------  -----------  -----------
Capital contributions paid and
to  be   paid  to   operating
limited partnerships, net  of
tax credit adjusters          $31,626,087  $34,539,147  $19,392,796

Acquisition costs of operating
limited partnerships            4,586,765    4,291,123    2,010,987

Cumulative distributions  from
operating limited partnerships       (442)           -            -

Cumulative  income   (losses)
from    operating    limited
partnerships                   (3,858,880)  (1,188,690)    (407,751)
                               -----------  -----------  -----------
Investment    in    operating
limited   partnerships    per
balance sheet                  32,353,530   37,641,580   20,996,032



             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

                                Series 31    Series 32    Series 33
                               -----------  -----------  -----------
The fund has recorded capital
contributions to the operating
limited  partnerships  during
the year ended March 31, 2000
which have not  been included
in the partnership's  capital
account   included   in   the
operating          limited
partnerships'      financial
statements as of December 31,
1999 (see note A).             (5,087,725)  (5,392,287)  (4,648,004)

The   fund    has    recorded
acquisition costs at March 31,
2000  which  have   not  been
recorded in the net assets of
the    operating      limited
partnerships (see note A).        (77,600)  (2,607,151)    (828,361)

Cumulative     losses    from
operating limited partnerships
for the  three  months  ended
March  31,  2000   which  the
operating limited partnerships
have not  included  in  their
capital as  of  December  31,
1999 due  to  different  year
ends (see note A).                125,347            -            -

Equity in  loss of  operating
limited   partnerships    not
recognizable under the equity
method of accounting (see note
A).                                     -            -            -

The  fund  has  recorded  low
income  housing  tax   credit
adjusters  not  recorded   by
operating limited partnerships
(see note A).                     541,115      411,487      115,734

Other                              26,375   (1,099,057)      (6,394)
                               -----------  -----------  -----------
Equity per operating  limited
partnerships'       combined
financial statements          $27,881,042  $28,954,572  $15,629,007
                               ===========  ===========  ===========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C -        INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The fund's investment in operating limited partnerships at March 31, 2000 is summarized as follows (Series 38 invested in operating limited partnerships subsequent to December 31, 1999):

                                Series 34    Series 35    Series 36
                               -----------  -----------  -----------
Capital contributions paid and
to  be   paid  to   operating
limited partnerships, net  of
tax credit adjusters          $25,591,198  $22,789,114  $15,385,970

Acquisition costs of operating
limited partnerships            2,566,310            -            -

Cumulative distributions  from
operating limited partnerships          -            -            -

Cumulative  income   (losses)
from    operating    limited
partnerships                     (468,930)    (194,048)    (160,352)
                               -----------  -----------  -----------
Investment    in    operating
limited   partnerships    per
balance sheet                  27,688,578   22,595,066   15,225,618



             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

                                Series 34    Series 35    Series 36
                               -----------  -----------  -----------
The fund has recorded capital
contributions to the operating
limited  partnerships  during
the year ended March 31, 2000
which have not  been included
in the partnership's  capital
account   included   in   the
operating          limited
partnerships'      financial
statements as of December 31,
1999 (see note A).             (5,119,874)  (8,636,215)  (7,292,285)

The   fund    has    recorded
acquisition costs at March 31,
2000  which  have   not  been
recorded in the net assets of
the    operating      limited
partnerships (see note A).       (295,534)           -            -

Cumulative     losses    from
operating limited partnerships
for the  three  months  ended
March  31,  2000   which  the
operating limited partnerships
have not  included  in  their
capital as  of  December  31,
1999 due  to  different  year
ends (see note A).                      -            -            -

Equity in  loss of  operating
limited   partnerships    not
recognizable under the equity
method of accounting (see note
A).                                     -            -            -

The  fund  has  recorded  low
income  housing  tax   credit
adjusters  not  recorded   by
operating limited partnerships
(see note A).                      40,824       47,806            -

Other                            (100,100)         161       (3,739)
                               -----------  -----------  -----------
Equity per operating  limited
partnerships'       combined
financial statements          $22,213,894  $14,006,818  $ 7,929,594
                               ===========  ===========  ===========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The fund's investment in operating limited partnerships at March 31, 2000 is summarized as follows (Series 38 invested in operating limited partnerships subsequent to December 31, 1999):

                                           Series 37    Series 38
                                          -----------  ----------
Capital contributions paid and
to  be   paid  to   operating
limited partnerships, net  of
tax credit adjusters                     $13,370,702  $3,451,918

Acquisition costs of operating
limited partnerships                               -           -

Cumulative distributions  from
operating limited partnerships                     -           -

Cumulative  income   (losses)
from    operating    limited
partnerships                                 (44,958)          -
                                          -----------  ----------
Investment    in    operating
limited   partnerships    per
balance sheet                             13,325,744   3,451,918

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

                                           Series 37    Series 38
                                          -----------  ----------
The fund has recorded capital
contributions to the operating
limited  partnerships  during
the year ended March 31, 2000
which have not  been included
in the partnership's  capital
account   included   in   the
operating          limited
partnerships'      financial
statements as of December 31,             (11,038,920)  (3,451,918)
1999 (see note A).

The   fund    has    recorded
acquisition costs at March 31,
2000  which  have   not  been
recorded in the net assets of
the    operating      limited
partnerships (see note A).                         -           -

Cumulative     losses    from
operating limited partnerships
for the  three  months  ended
March  31,  2000   which  the
operating limited partnerships
have not  included  in  their
capital as  of  December  31,
1999 due  to  different  year
ends (see note A).                                 -           -

Equity in  loss of  operating
limited   partnerships    not
recognizable under the equity
method of accounting (see note
A).                                                -           -

The  fund  has  recorded  low
income  housing  tax   credit
adjusters  not  recorded   by
operating limited partnerships
(see note A).                                      -           -

Other                                              -           -
                                          -----------  ----------
Equity per operating  limited
partnerships'       combined
financial statements                     $ 2,286,824  $        -
                                          ===========  ==========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The fund's investment in operating limited partnerships at March 31, 1999 is summarized as follows (Series 35 invested in operating limited partnerships subsequent to December 31, 1998):

                                   Total        Series 20     Series 21
                               ------------   ------------   -----------
Capital contributions paid and
to  be   paid  to   operating
limited partnerships, net  of
tax credit adjusters          $ 352,022,221  $  28,280,513  $12,660,433

Acquisition costs of operating
limited partnerships             46,881,004      3,726,293    1,923,140

Cumulative distributions from
operating limited partnerships     (132,027)       (22,607)     (15,576)

Cumulative  income   (losses)
from    operating    limited
partnerships                    (46,141,194)   (11,166,531)  (6,583,582)
                               ------------   ------------   -----------
Investment    in    operating
limited   partnerships    per
balance sheet                   352,630,004     20,817,668    7,984,415



             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C -        INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

                                   Total        Series 20     Series 21
                               ------------   ------------   -----------
The fund has recorded capital
contributions to the operating
limited  partnerships  during
the year ended March 31, 1999
which have not  been included
in the partnership's  capital
account   included   in   the
operating          limited
partnerships'      financial
statements as of December 31,
1998 (see note A).              (65,984,808)        (9,384)  (1,279,277)

The   fund    has    recorded
acquisition costs at March 31,
1999  which  have   not  been
recorded in the net assets of
the    operating      limited
partnerships (see note A).      (12,792,030)      (444,246)    (123,536)

Cumulative     losses    from
operating limited partnerships
for the  three  months  ended
March  31,  1999   which  the
operating limited partnerships
have not  included  in  their
capital as  of  December  31,
1998 due  to  different  year
ends (see note A).                2,775,472        404,710      651,466

Equity in  loss of  operating
limited   partnerships    not
recognizable under the equity
method of accounting (see note
A).                                 (78,409)       (78,409)           -

The  fund  has  recorded  low
income  housing  tax   credit
adjusters  not  recorded   by
operating limited partnerships
(see note A).                     3,423,273        245,670      876,219

Other                           (15,082,442)       (13,107)     (39,638)
                               ------------   ------------   -----------
Equity per operating  limited
partnerships'       combined
financial statements          $ 264,891,060  $  20,922,902  $ 8,069,649
                               ============   ============   ===========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The fund's investment in operating limited partnerships at March 31, 1999 is summarized as follows (Series 35 invested in operating limited partnerships subsequent to December 31, 1998):

                                 Series 22      Series 23      Series 24
                               ------------   ------------   -----------
Capital contributions paid and
to  be   paid  to   operating
limited partnerships, net  of
tax credit adjusters          $  18,286,372  $  23,804,642  $ 15,720,323

Acquisition costs of operating
limited partnerships              2,504,765      3,504,553     2,030,314

Cumulative distributions from
operating limited partnerships      (51,064)        (3,916)      (12,982)

Cumulative  income   (losses)
from    operating    limited
partnerships                     (5,778,633)    (5,624,183)   (3,764,602)
                               ------------   ------------   -----------
Investment    in    operating
limited   partnerships    per
balance sheet                    14,961,440     21,681,096    13,973,053



             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

                                 Series 22      Series 23      Series 24
                               ------------   ------------   -----------
The fund has recorded capital
contributions to the operating
limited  partnerships  during
the year ended March 31, 1999
which have not  been included
in the partnership's  capital
account   included   in   the
operating          limited
partnerships'      financial
statements as of December 31,
1998 (see note A).                 (837,570)      (406,774)     (405,057)

The   fund    has    recorded
acquisition costs at March 31,
1999  which  have   not  been
recorded in the net assets of
the    operating      limited
partnerships (see note A).         (274,232)      (643,785)     (959,403)

Cumulative     losses    from
operating limited partnerships
for the  three  months  ended
March  31,  1999   which  the
operating limited partnerships
have not  included  in  their
capital as  of  December  31,
1998 due  to  different  year
ends (see note A).                  259,228        179,850        95,695

Equity in  loss of  operating
limited   partnerships    not
recognizable under the equity
method of accounting (see note
A).                                       -              -             -

The  fund  has  recorded  low
income  housing  tax   credit
adjusters  not  recorded   by
operating limited partnerships
(see note A).                       312,702        307,888       205,772

Other                              (101,212)        11,187        50,660
                               ------------   ------------   -----------
Equity per operating  limited
partnerships'       combined
financial statements          $  14,320,356  $  21,129,462  $ 12,960,720
                               ============   ============   ===========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The fund's investment in operating limited partnerships at March 31, 1999 is summarized as follows (Series 35 invested in operating limited partnerships subsequent to December 31, 1998):

                                 Series 25      Series 26      Series 27
                               ------------   ------------    -----------
Capital contributions paid and
to  be   paid  to   operating
limited partnerships, net  of
tax credit adjusters          $  22,070,782  $   28,793,780  $ 16,653,799

Acquisition costs of operating
limited partnerships              2,803,677       3,968,917     2,467,629

Cumulative distributions from
operating limited partnerships       (3,612)        (13,696)       (4,649)

Cumulative  income   (losses)
from    operating    limited
partnerships                     (3,948,894)     (2,810,771)   (2,120,373)
                               ------------   -------------   -----------
Investment    in    operating
limited   partnerships    per
balance sheet                    20,921,953      29,938,230    16,996,406

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

                                 Series 25      Series 26      Series 27
                               ------------   ------------    -----------
The fund has recorded capital
contributions to the operating
limited  partnerships  during
the year ended March 31, 1999
which have not  been included
in the partnership's  capital
account   included   in   the
operating          limited
partnerships'      financial
statements as of December 31,
1998 (see note A).               (1,068,516)     (3,041,593)   (2,003,199)

The   fund    has    recorded
acquisition costs at March 31,
1999  which  have   not  been
recorded in the net assets of
the    operating      limited
partnerships (see note A).         (943,407)       (693,330)     (951,133)

Cumulative     losses    from
operating limited partnerships
for the  three  months  ended
March  31,  1999   which  the
operating limited partnerships
have not  included  in  their
capital as  of  December  31,
1998 due  to  different  year
ends (see note A).                  335,542         123,194       205,532

Equity in  loss of  operating
limited   partnerships    not
recognizable under the equity
method of accounting (see note
A).                                       -               -             -

The  fund  has  recorded  low
income  housing  tax   credit
adjusters  not  recorded   by
operating limited partnerships
(see note A).                       197,099         536,806       355,065

Other                              (291,820)       (343,387)       15,561
                               ------------   ------------    -----------
Equity per operating  limited
partnerships'       combined
financial statements          $  19,150,851  $   26,519,920  $ 14,618,232
                               ============   ============    ===========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The fund's investment in operating limited partnerships at March 31, 1999 is summarized as follows (Series 35 invested in operating limited partnerships subsequent to December 31, 1998):

                               Series 28    Series 29    Series 30
                              -----------  -----------  -----------
Capital contributions paid and
to  be   paid  to   operating
limited partnerships, net  of
tax credit adjusters         $29,153,445  $28,900,092  $16,490,615

Acquisition costs of operating
limited partnerships           4,191,674    4,151,886    2,226,856

Cumulative distributions from
operating limited partnerships    (3,925)           -            -

Cumulative  income   (losses)
from    operating     limited
partnerships                  (1,146,539)  (2,045,708)    (331,860)
                              -----------  -----------  -----------
Investment    in    operating
limited   partnerships    per
balance sheet                 32,194,655   31,006,270   18,385,611



             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

                               Series 28    Series 29    Series 30
                              -----------  -----------  -----------
The fund has recorded capital
contributions to the operating
limited  partnerships  during
the year ended March 31, 1999
which have not been  included
in the partnership's  capital
account   included   in   the
operating          limited
partnerships'      financial
statements as of December 31,
1998 (see note A).            (5,688,933)  (4,704,644)  (3,568,757)

The   fund    has    recorded
acquisition costs at March 31,
1999  which  have  not   been
recorded in the net assets of
the     operating     limited
partnerships (see note A).      (717,768)    (410,517)    (627,476)

Cumulative    losses     from
operating limited partnerships
for the  three  months  ended
March  31,  1999  which   the
operating limited partnerships
have not  included  in  their
capital as  of  December  31,
1998 due  to  different  year
ends (see note A).               129,668      265,240            -

Equity in  loss of  operating
limited   partnerships    not
recognizable under the equity
method of accounting (see note
A).                                    -            -            -

The  fund  has  recorded  low
income  housing  tax   credit
adjusters  not  recorded   by
operating limited partnerships
(see note A).                     90,295      123,612       30,614

Other                           (253,719)  (3,758,691)    (499,235)
                              -----------  -----------  -----------
Equity per operating  limited
partnerships'      combined
financial statements         $25,754,198  $22,521,270  $13,720,757
                              ===========  ===========  ===========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The fund's investment in operating limited partnerships at March 31, 1999 is summarized as follows (Series 35 invested in operating limited partnerships subsequent to December 31, 1998):

                                Series 31    Series 32    Series 33
                               -----------  -----------  -----------
Capital contributions paid and
to  be   paid  to   operating
limited partnerships, net  of
tax credit adjusters          $32,074,828  $31,144,881  $17,673,588

Acquisition costs of operating
limited partnerships            4,512,880    4,291,123    2,010,987

Cumulative distributions from
operating limited partnerships          -            -            -

Cumulative  income   (losses)
from    ope rating    limited
partnerships                   (1,063,250)      56,660      187,290
                               -----------  -----------  -----------
Investment    in    operating
limited   partnerships    per
balance sheet                  35,524,458   35,492,664   19,871,865

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

                                Series 31    Series 32    Series 33
                               -----------  -----------  -----------
The fund has recorded capital
contributions to the operating
limited  partnerships  during
the year ended March 31, 1999
which have not  been included
in the partnership's  capital
account   included   in   the
operating          limited
partnerships'      financial
statements as of December 31,
1998 (see note A).             (9,006,406)  (9,567,701)  (5,993,518)

The   fund    has    recorded
acquisition costs at March 31,
1999  which  have   not  been
recorded in the net assets of
the    operating      limited
partnerships (see note A).       (729,949)  (3,752,114)  (1,232,584)

Cumulative     losses    from
operating limited partnerships
for the  three  months  ended
March  31,  1999   which  the
operating limited partnerships
have not  included  in  their
capital as  of  December  31,
1998 due  to  different  year
ends (see note A).                125,347            -            -

Equity in  loss of  operating
limited   partnerships    not
recognizable under the equity
method of accounting (see note
A).                                     -            -            -

The  fund  has  recorded  low
income  housing  tax   credit
adjusters  not  recorded   by
operating limited partnerships
(see note A).                     116,372       25,159            -

Other                              74,426   (1,360,907)  (1,335,977)
                               -----------  -----------  -----------
Equity per operating  limited
partnerships'       combined
financial statements          $26,104,248  $20,837,101  $11,309,786
                               ===========  ===========  ===========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The fund's investment in operating limited partnerships at March 31, 1999 is summarized as follows (Series 35 invested in operating limited partnerships subsequent to December 31, 1998):

                                           Series 34    Series 35
                                          ----------   ----------
Capital contributions paid and
to  be   paid  to   operating
limited partnerships, net  of
tax credit adjusters                     $19,681,150  $10,632,978

Acquisition costs of operating
limited partnerships                       2,566,310            -

Cumulative distributions from
operating limited partnerships                     -            -

Cumulative  income   (losses)
from    operating    limited
partnerships                                    (218)           -
                                          -----------  -----------
Investment    in    operating
limited   partnerships    per
balance sheet                             22,247,242   10,632,978

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

                                           Series 34    Series 35
                                          ----------   ----------
The fund has recorded capital
contributions to the operating
limited  partnerships  during
the year ended March 31, 1999
which have not  been included
in the partnership's  capital
account   included   in   the
operating          limited
partnerships'      financial
statements as of December 31,
1998 (see note A).                        (7,770,501) (10,632,978)

The   fund    has    recorded
acquisition costs at March 31,
1999  which  have   not  been
recorded in the net assets of
the    operating      limited
partnerships (see note A).                  (288,550)           -

Cumulative     losses    from
operating limited partnerships
for the  three  months  ended
March  31,  1999   which  the
operating limited partnerships
have not  included  in  their
capital as  of  December  31,
1998 due  to  different  year
ends (see note A).                                 -            -

Equity in  loss of  operating
limited   partnerships    not
recognizable under the equity
method of accounting (see note
A).                                                -            -

The  fund  has  recorded  low
income  housing  tax   credit
adjusters  not  recorded   by
operating limited partnerships
(see note A).                                      -            -

Other                                     (7,236,583)           -
                                          -----------  -----------
Equity per operating  limited
partnerships'       combined
financial statements                     $ 6,951,608  $         -
                                          ===========  ===========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized balance sheets of the operating limited partnerships in which Series 20 through 37 hold an interest as of December 31, 1999 are as follows (Series 38 invested in operating limited partnerships subsequent to December 31, 1999):

                  COMBINED SUMMARIZED BALANCE SHEETS

                                  Total       Series 20    Series 21
                             -------------   -----------  -----------
          ASSETS
Buildings and improvements,
  net of accumulated
  depreciation              $1,055,281,648  $80,973,594  $ 36,680,004
Construction in progress        53,929,640            -             -
Land                            72,612,309    6,345,961     2,937,606
Other assets                   113,948,703    5,220,947     2,622,224
                             -------------   -----------  -----------
                            $1,295,772,300  $92,540,502  $ 42,239,834
                             =============   ===========  ===========

     LIABILITIES AND PARTNERS' CAPITAL

Mortgages and construction
  loans payable             $  715,440,821  $58,561,736  $ 28,520,504
Accounts payable and
  accrued expenses              26,752,811    2,848,446     1,109,984
Other liabilities              123,258,395    5,905,349     4,101,179
                              ------------   -----------  -----------
                               865,452,027   67,315,531    33,731,667
                             -------------   -----------  -----------
PARTNERS' CAPITAL
  Boston Capital Tax Credit
    Fund IV L.P.               317,865,869   18,834,762     6,844,381
  Other partners               112,454,404    6,390,209     1,663,786
                             -------------   -----------  -----------
                               430,320,273   25,224,971     8,508,167
                             -------------   -----------  -----------
                            $1,295,772,300  $92,540,502  $ 42,239,834
                              ============   ===========  ===========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized balance sheets of the operating limited partnerships in which Series 20 through 37 hold an interest as of December 31, 1999 are as follows (Series 38 invested in operating limited partnerships subsequent to December 31, 1999):

                  COMBINED SUMMARIZED BALANCE SHEETS


                                Series 22    Series 23    Series 24
                               ----------   ----------   ----------
           ASSETS

Buildings and improvements,
  net of accumulated
  depreciation                $76,048,551  $71,718,216  $58,800,076
Construction in progress                -            -            -
Land                            4,232,981    3,947,911    3,941,855
Other assets                    5,098,787    4,194,798    5,083,855
                               ----------   ----------   ----------
                              $85,380,319  $79,860,925  $67,825,786
                               ==========   ==========   ==========

    LIABILITIES AND PARTNERS' CAPITAL

Mortgage and construction
  loans payable               $53,198,567  $43,129,703  $41,502,623
Accounts payable and accrued
  expenses                      2,844,035    2,841,323    1,387,369
Other liabilities               3,324,604    5,703,386    6,305,779
                               -----------  -----------  -----------
                               59,367,206   51,674,412   49,195,771
                               -----------  -----------  -----------
PARTNERS' CAPITAL
  Boston Capital Tax Credit
    Fund IV L.P.               12,911,611   19,655,275   11,745,996
  Other partners               13,101,502    8,531,238    6,884,019
                               -----------  -----------  -----------
                               26,013,113   28,186,513   18,630,015
                               -----------  -----------  -----------
                              $85,380,319  $79,860,925  $67,825,786
                               ===========  ===========  ===========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized balance sheets of the operating limited partnerships in which Series 20 through 37 hold an interest as of December 31, 1999 are as follows (Series 38 invested in operating limited partnerships subsequent to December 31, 1999):

                  COMBINED SUMMARIZED BALANCE SHEETS

                               Series 25    Series 26    Series 27
                               ----------  -----------   -----------
           ASSETS

Buildings and improvements,
  net of accumulated
  depreciation                $62,293,921 $ 89,046,858  $ 73,290,167
Construction in progress                -            -             -
Land                            3,695,640    5,310,128     6,005,394
Other assets                    7,236,859    7,441,321     8,773,330
                               ----------  -----------   -----------
                              $73,226,420 $101,798,307  $ 88,068,891
                               ==========  ===========   ===========
    LIABILITIES AND PARTNERS' CAPITAL

Mortgages and construction
  loans payable               $38,664,508 $ 60,789,819  $ 52,929,796
Accounts payable and accrued
  expenses                      2,577,449    3,409,244       792,749
Other liabilities               8,299,882    4,353,126    10,473,960
                               ----------  -----------   -----------
                               49,541,839   68,552,189    64,196,505
                               ----------  -----------   -----------
PARTNERS' CAPITAL
  Boston Capital Tax Credit
    Fund IV L.P.               17,241,943   28,202,470    14,901,851
  Other partners                6,442,638    5,043,648     8,970,535
                               ----------  -----------   -----------
                               23,684,581   33,246,118    23,872,386
                               ----------  -----------   -----------
                              $73,226,420 $101,798,307  $ 88,068,891
                               ==========  ===========   ===========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized balance sheets of the operating limited partnerships in which Series 20 through 37 hold an interest as of December 31, 1999 are as follows (Series 38 invested in operating limited partnerships subsequent to December 31, 1999):

                  COMBINED SUMMARIZED BALANCE SHEETS

                                Series 28    Series 29     Series 30
                               ----------  -----------   -----------
           ASSETS

Buildings and improvements,
  net of accumulated
  depreciation                $79,254,722 $ 69,197,008  $ 53,268,847
Construction in progress                -            -             -
Land                            5,513,936    2,841,856     2,451,876
Other assets                    3,817,239    3,644,599     3,695,738
                               ----------  -----------   -----------
                              $88,585,897 $ 75,683,463  $ 59,416,461
                               ==========  ===========   ===========
    LIABILITIES AND PARTNERS' CAPITAL

Mortgages and construction
  loans payable               $44,921,144 $ 39,405,826  $ 30,456,640
Accounts payable and accrued
  expenses                      1,799,766    1,544,251     2,331,768
Other liabilities               5,802,099    8,168,131     4,380,629
                               ----------  -----------   -----------
                               52,523,009   49,118,208    37,169,037
                               ----------  -----------   -----------
PARTNERS' CAPITAL
  Boston Capital Tax Credit
    Fund IV L.P.               25,535,338   25,223,421    17,867,070
  Other partners               10,527,550    1,341,834     4,380,354
                               ----------  -----------   -----------
                               36,062,888   26,565,255    22,247,424
                               ----------  -----------   -----------
                              $88,585,897 $ 75,683,463  $ 59,416,461
                               ==========  ===========   ===========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized balance sheets of the operating limited partnerships in which Series 20 through 37 hold an interest as of December 31, 1999 are as follows (Series 38 invested in operating limited partnerships subsequent to December 31, 1999):

                  COMBINED SUMMARIZED BALANCE SHEETS

                                Series 31    Series 32    Series 33
                               ----------   -----------  -----------
           ASSETS

Buildings and improvements,
  net of accumulated
  depreciation                $84,101,074  $77,139,980  $55,096,043
Construction in progress                -    1,487,310   13,817,255
Land                            4,481,048    4,300,042    5,245,180
Other assets                    6,096,612    5,280,606    2,387,275
                               ----------   -----------  -----------
                              $94,678,734  $88,207,938  $76,545,753
                               ==========   ===========  ===========
    LIABILITIES AND PARTNERS' CAPITAL

Mortgages and construction
  loans payable               $56,246,885  $39,406,142  $32,785,823
Accounts payable and accrued
  expenses                      1,379,579      506,614      352,870
Other liabilities               8,932,062   10,323,543   11,987,243
                               ----------   -----------  -----------
                               66,558,526   50,236,299   45,125,936
                               ----------   -----------  -----------
PARTNERS' CAPITAL
  Boston Capital Tax Credit
    Fund IV L.P.               27,881,042   28,954,572   15,629,007
  Other partners                  239,166    9,017,067   15,790,810
                               ----------   -----------  -----------
                               28,120,208   37,971,639   31,419,817
                               ----------   -----------  -----------
                              $94,678,734  $88,207,938  $76,545,753
                               ==========   ===========  ===========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized balance sheets of the operating limited partnerships in which Series 20 through 37 hold an interest as of December 31, 1999 are as follows (Series 38 invested in operating limited partnerships subsequent to December 31, 1999):

                  COMBINED SUMMARIZED BALANCE SHEETS

                                Series 34    Series 35     Series 36
                               ----------   -----------   -----------
           ASSETS

Buildings and improvements,
  net of accumulated
  depreciation                $49,536,993  $ 19,775,974  $ 11,635,202
Construction in progress       18,379,071    12,243,723     6,550,123
Land                            5,277,839     3,002,969     2,113,800
Other assets                   10,641,542    11,090,303     9,683,692
                               ----------   -----------   -----------
                              $83,835,445  $ 46,112,969  $ 29,982,817
                               ==========   ===========   ===========
    LIABILITIES AND PARTNERS' CAPITAL

Mortgages and construction
  loans payable               $41,938,918  $ 21,174,383  $ 15,657,804
Accounts payable and accrued
  expenses                        550,257       322,662       110,089
Other liabilities              13,106,073     6,936,771     3,088,650
                               ----------   -----------   -----------
                               55,595,248    28,433,816    18,856,543
                               ----------   -----------   -----------
PARTNERS' CAPITAL
  Boston Capital Tax Credit
    Fund IV L.P.               22,213,894    14,006,818     7,929,594
  Other partners                6,026,303     3,672,335     3,196,680
                               ----------   -----------   -----------
                               28,240,197    17,679,153    11,126,274
                               ----------   -----------   -----------
                              $83,835,445  $ 46,112,969  $ 29,982,817
                               ==========   ===========   ===========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized balance sheets of the operating limited partnerships in which Series 20 through 37 hold an interest as of December 31, 1999 are as follows (Series 38 invested in operating limited partnerships subsequent to December 31, 1999):

                  COMBINED SUMMARIZED BALANCE SHEETS

                                                      Series 37
                                                      ----------
                 ASSETS

Buildings and improvements,
  net of accumulated
  depreciation                                      $ 7,424,418
Construction in progress                              1,452,158
Land                                                    966,287
Other assets                                         11,938,976
                                                     ----------
                                                    $21,781,839
                                                     ==========
   LIABILITIES AND PARTNERS' CAPITAL

Mortgages and construction
  loans payable                                     $16,150,000
Accounts payable and accrued
  expenses                                               44,356
Other liabilities                                     2,065,929
                                                     ----------
                                                     18,260,285
                                                     ----------
PARTNERS' CAPITAL
  Boston Capital Tax Credit
    Fund IV L.P.                                      2,286,824
  Other partners                                      1,234,730
                                                     ----------
                                                      3,521,554
                                                     ----------
                                                    $21,781,839
                                                     ==========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized balance sheets of the operating limited partnerships in which Series 20 through 34 hold an interest as of December 31, 1998 are as follows (Series 35 invested in operating limited partnerships subsequent to December 31, 1998):

                  COMBINED SUMMARIZED BALANCE SHEETS


                                  Total        Series 20    Series 21
                              ------------- ------------  -----------
           ASSETS

Buildings and improvements,
  net of accumulated
  depreciation               $  781,928,688 $ 84,646,651  $37,750,449
Construction in progress         65,983,350            -            -
Land                             60,435,208    6,345,961    2,937,606
Other assets                    128,379,742    4,901,355    2,679,454
                              ------------- ------------   ----------
                             $1,036,726,988 $ 95,893,967  $43,367,509
                              =============  ===========   ==========
     LIABILITIES AND PARTNERS' CAPITAL

Mortgages and construction
  loans payable              $  581,758,979 $ 58,762,600  $28,806,510
Accounts payable and accrued
  expenses                       31,406,011    2,986,394      917,023
Other liabilities                73,101,208    6,055,599    3,860,733
                              ------------- ------------  -----------
                                686,266,198   67,804,593   33,584,266
                              ------------- ------------  -----------
PARTNERS' CAPITAL
  Boston Capital Tax Credit
    Fund IV L.P.                264,891,060   20,922,902    8,069,649
  Other partners                 85,569,730    7,166,472    1,713,594
                              ------------- ------------  -----------
                                350,460,790   28,089,374    9,783,243
                              ------------- ------------  -----------
                             $1,036,726,988 $ 95,893,967  $43,367,509
                              =============  ===========   ==========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized balance sheets of the operating limited partnerships in which Series 20 through 34 hold an interest as of December 31, 1998 are as follows (Series 35 invested in operating limited partnerships subsequent to December 31, 1998):

                  COMBINED SUMMARIZED BALANCE SHEETS

                                Series 22     Series 23    Series 24
                               ------------ -----------  -----------
           ASSETS

Buildings and improvements,
  net of accumulated
  depreciation                $ 78,778,178 $ 74,142,498  $60,853,739
Construction in progress                 -            -            -
Land                             4,232,981    3,947,911    3,941,855
Other assets                     4,819,990    4,176,440    5,412,885
                               ------------ -----------  -----------
                              $ 87,831,149 $ 82,266,849  $70,208,479
                               ============ ===========   ==========

     LIABILITIES AND PARTNERS' CAPITAL

Mortgages and construction
  loans payable               $ 53,129,025 $ 43,142,812  $41,919,664
Accounts payable and accrued
  expenses                       2,523,446    2,511,118    2,299,629
Other liabilities                3,640,564    6,090,608    5,780,486
                               ------------ -----------  -----------
                                59,293,035   51,744,538   49,999,779
                               ------------ -----------  -----------
PARTNERS' CAPITAL
  Boston Capital Tax Credit
    Fund IV L.P.                14,320,356   21,129,462   12,960,720
  Other partners                14,217,758    9,392,849    7,247,980
                               ------------ -----------  -----------
                                28,538,114   30,522,311   20,208,700
                               ------------ -----------  -----------
                              $ 87,831,149 $ 82,266,849  $70,208,479
                               ============ ===========   ==========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized balance sheets of the operating limited partnerships in which Series 20 through 34 hold an interest as of December 31, 1998 are as follows (Series 35 invested in operating limited partnerships subsequent to December 31, 1998):

                  COMBINED SUMMARIZED BALANCE SHEETS

                                 Series 25     Series 26    Series 27
                               ------------  -----------  -----------
           ASSETS

Buildings and improvements,
  net of accumulated
  depreciation                $  64,673,338 $ 76,406,379  $ 58,366,549
Construction in progress                  -    5,551,622     2,182,245
Land                              3,695,640    5,249,128     5,007,088
Other assets                      7,379,658    5,764,181     4,563,973
                               ------------  -----------  ------------
                              $  75,748,636 $ 92,971,310  $ 70,119,855
                               ============  ===========   ===========
     LIABILITIES AND PARTNERS' CAPITAL

Mortgages and construction
  loans payable               $  39,130,135 $ 54,427,983  $ 42,201,748
Accounts payable and accrued
  expenses                        2,296,539    2,883,375       733,154
Other liabilities                 8,314,970    4,757,501     7,575,516
                               ------------  -----------  ------------
                                 49,741,644   62,068,859    50,510,418
                               ------------  -----------  ------------
PARTNERS' CAPITAL
  Boston Capital Tax Credit
    Fund IV L.P.                 19,150,851   26,519,920    14,618,232
  Other partners                  6,856,141    4,382,531     4,991,205
                               ------------  -----------  ------------
                                 26,006,992   30,902,451    19,609,437
                               ------------  -----------  ------------
                              $  75,748,636 $ 92,971,310  $ 70,119,855
                               ============  ===========   ===========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized balance sheets of the operating limited partnerships in which Series 20 through 34 hold an interest as of December 31, 1998 are as follows (Series 35 invested in operating limited partnerships subsequent to December 31, 1998):

                  COMBINED SUMMARIZED BALANCE SHEETS


                                 Series 28     Series 29    Series 30
                               ------------  -----------  -----------
           ASSETS

Buildings and improvements,
  net of accumulated
  depreciation                $  72,323,119 $ 56,661,833  $29,398,638
Construction in progress          1,677,857    2,000,842    3,806,056
Land                              5,498,936    2,605,856    1,938,112
Other assets                      6,672,254    7,111,024   10,643,693
                               ------------  -----------  -----------
                              $  86,172,166 $ 68,379,555  $45,786,499
                               ============  ===========   ==========
     LIABILITIES AND PARTNERS' CAPITAL

Mortgages and construction
  loans payable               $  41,268,749 $ 36,945,362  $24,340,815
Accounts payable and accrued
  expenses                        2,001,260      851,873    2,585,492
Other liabilities                 6,307,988    7,725,660    2,896,858
                               ------------  -----------  -----------
                                 49,577,997   45,522,895   29,823,165
                               ------------  -----------  -----------
PARTNERS' CAPITAL
  Boston Capital Tax Credit
    Fund IV L.P.                 25,754,198   22,521,270   13,720,757
  Other partners                 10,839,971      335,390    2,242,577
                               ------------  -----------  -----------
                                 36,594,169   22,856,660   15,963,334
                               ------------  -----------  -----------
                              $  86,172,166 $ 68,379,555  $45,786,499
                               ============  ===========   ==========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized balance sheets of the operating limited partnerships in which Series 20 through 34 hold an interest as of December 31, 1998 are as follows (Series 35 invested in operating limited partnerships subsequent to December 31, 1998):

                  COMBINED SUMMARIZED BALANCE SHEETS

                                 Series 31     Series 32    Series 33
                               ------------  -----------  -----------
           ASSETS

Buildings and improvements,
  net of accumulated
  depreciation                $  48,922,095 $ 24,614,377  $12,575,341
Construction in progress         24,100,817   10,619,463    8,160,735
Land                              4,630,091    4,122,102    3,620,019
Other assets                      7,979,049   21,181,888   16,534,555
                               ------------  -----------  -----------
                              $  85,632,052 $ 60,537,830  $40,890,650
                               ============  ===========   ==========
     LIABILITIES AND PARTNERS' CAPITAL

Mortgages and construction
  loans payable               $  50,051,086 $ 28,469,726  $19,054,846
Accounts payable and accrued
  expenses                        3,206,676    2,617,952    2,028,050
Other liabilities                 6,004,460    1,149,169    1,040,046
                               ------------  -----------  -----------
                                 59,262,222   32,236,847   22,122,942
                               ------------  -----------  -----------
PARTNERS' CAPITAL
  Boston Capital Tax Credit
    Fund IV L.P.                 26,104,248   20,837,101   11,309,786
  Other partners                    265,582    7,463,882    7,457,922
                               ------------  -----------  -----------
                                 26,369,830   28,300,983   18,767,708
                               ------------  -----------  -----------
                              $  85,632,052 $ 60,537,830  $40,890,650
                               ============  ===========   ==========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized balance sheets of the operating limited partnerships in which Series 20 through 34 hold an interest as of December 31, 1998 are as follows (Series 35 invested in operating limited partnerships subsequent to December 31, 1998):

                  COMBINED SUMMARIZED BALANCE SHEETS

                                                      Series 34
                                                     ----------
                 ASSETS

Buildings and improvements, net of
  accumulated depreciation                          $ 1,815,504
Construction in progress                              7,883,713
Land                                                  2,661,922
Other assets                                         18,559,343
                                                     ----------
                                                    $30,920,482
                                                     ==========
         LIABILITIES AND PARTNERS' CAPITAL

Mortgages and construction loans payable            $20,107,918
Accounts payable and accrued expenses                   964,030
Other liabilities                                     1,901,050
                                                     ----------
                                                     22,972,998
                                                     ----------
PARTNERS' CAPITAL
  Boston Capital Tax Credit Fund IV L.P.              6,951,608
  Other partners                                        995,876
                                                     ----------
                                                      7,947,484
                                                     ----------
                                                    $30,920,482
                                                     ==========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1999 for operating limited partnerships in which Series 20 through Series 37 had an interest as of December 31, 1999 are as follows (Series 38 invested in operating limited partnerships subsequent to December 31,
  1999):

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                  Total        Series 20    Series 21
                              ------------   -----------  ------------
Revenue
  Rent                       $  92,462,064  $ 11,036,532  $ 5,058,350
  Interest and other             6,567,408       889,909      204,327
                              ------------   -----------  ------------
                                99,029,472    11,926,441    5,262,677
                              ------------   -----------  ------------
Expenses
  Interest                      35,552,659     4,414,076    2,036,522
  Depreciation and
  amortization                  33,998,218     3,896,152    1,258,928
  Taxes and insurance           11,700,928     1,239,395      515,012
  Repairs and maintenance       14,792,184     1,795,561    1,092,042
  Operating expenses            28,394,301     2,889,434    1,520,264
  Other expenses                 3,834,693       493,780      114,113
                              ------------   -----------  ------------
                               128,272,983    14,728,398    6,536,881
                              ------------   -----------  ------------
   NET INCOME (LOSS)         $ (29,243,511) $ (2,801,957) $(1,274,204)
                              ============   ===========   ===========

Net income (loss) allocated to
  Boston Capital Tax Credit
  Fund IV L.P. *             $ (22,319,346) $ (2,055,507) $(1,224,831)
                              ============   ===========   ===========
Net income (loss) allocated
  to other partners          $  (6,924,165) $   (746,450) $   (49,373)
                              ============   ===========   ===========

  * Amounts include $16,002, $34,187, and $14,125 for Series 20, 22, and 25, respectively, of loss not recognized under the equity method of accounting as described in note A.

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1999 for operating limited partnerships in which Series 20 through Series 37 had an interest as of December 31, 1999 are as follows (Series 38 invested in operating limited partnerships subsequent to December 31,
  1999):

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                Series 22      Series 23    Series 24
                              ------------   -----------  ------------
Revenue
  Rent                       $   8,313,452  $  7,586,268  $ 7,584,912
  Interest and other               755,586       424,092      318,309
                              ------------   -----------  ------------
                                 9,069,038     8,010,360    7,903,221
                              ------------   -----------  ------------
Expenses
  Interest                       2,868,696     2,875,079    3,226,599
  Depreciation and
  amortization                   3,137,644     2,712,061    2,612,636
  Taxes and insurance            1,215,012     1,168,174      978,289
  Repairs and maintenance        1,517,601     1,151,700    1,098,032
  Operating expenses             2,445,092     2,278,142    1,940,826
  Other expenses                   335,514       253,952      144,508
                              ------------   -----------  ------------
                                11,519,559    10,439,108   10,000,890
                              ------------   -----------  ------------
   NET INCOME (LOSS)         $  (2,450,521) $ (2,428,748) $(2,097,669)
                              ============   ===========   ===========
Net income (loss) allocated to
  Boston Capital Tax Credit
  Fund IV L.P.               $  (1,245,238) $ (1,416,388) $(1,388,143)
                              ============   ===========   ===========
Net income (loss) allocated
  to other partners          $  (1,205,283) $ (1,012,360) $  (709,526)
                              ============   ===========   ===========

  * Amounts include $16,002, $34,187, and $14,125 for Series 20, 22, and 25, respectively, of loss not recognized under the equity method of accounting as described in note A.

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1999 for operating limited partnerships in which Series 20 through Series 37 had an interest as of December 31, 1999 are as follows (Series 38 invested in operating limited partnerships subsequent to December 31,
  1999):

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                Series 25      Series 26    Series 27
                              ------------   -----------   -----------
Revenue
  Rent                       $   9,736,198  $  8,341,969  $ 7,086,762
  Interest and other               315,557       509,196      340,820
                              ------------   -----------  ------------
                                10,051,755     8,851,165    7,427,582
                              ------------   -----------  ------------
Expenses
  Interest                       3,384,310     2,733,933    3,001,333
  Depreciation and
  amortization                   2,870,243     2,801,233    2,276,762
  Taxes and insurance            1,194,051     1,030,856      674,233
  Repairs and maintenance        2,274,455     1,089,986      689,542
  Operating expenses             2,668,435     2,314,796    1,970,430
  Other expenses                   124,847       233,901      229,094
                              ------------   -----------  ------------
                                12,516,341    10,204,705    8,841,394
                              ------------   -----------  ------------
   NET INCOME (LOSS)         $  (2,464,586) $ (1,353,540) $(1,413,812)
                              ============   ===========   ===========
Net income (loss) allocated to
  Boston Capital Tax Credit
  Fund IV L.P.               $  (1,940,665) $ (1,312,467) $  (971,679)
                              ============   ===========   ===========
Net income (loss) allocated
  to other partners          $    (523,921) $    (41,073) $  (442,133)
                              ============   ===========   ===========

  * Amounts include $16,002, $34,187, and $14,125 for Series 20, 22, and 25, respectively, of loss not recognized under the equity method of accounting as described in note A.

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1999 for operating limited partnerships in which Series 20 through Series 37 had an interest as of December 31, 1999 are as follows (Series 38 invested in operating limited partnerships subsequent to December 31,
  1999):

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                Series 28      Series 29    Series 30
                              ------------   -----------  ------------
Revenue
  Rent                       $   6,699,893  $  5,223,402  $ 2,887,045
  Interest and other               280,286       433,667      224,913
                              ------------   -----------  ------------
                                 6,980,179     5,657,069    3,111,958
                              ------------   -----------  ------------
Expenses
  Interest                       2,401,222     2,060,423      923,727
  Depreciation and
  amortization                   2,784,868     2,316,549    1,149,638
  Taxes and insurance              766,362       773,369      476,841
  Repairs and maintenance          948,232       664,040      487,539
  Operating expenses             2,637,249     1,891,083    1,206,058
  Other expenses                   241,465       206,578       33,393
                              ------------   -----------  ------------
                                 9,779,398     7,912,042    4,277,196
                              ------------   -----------  ------------
   NET INCOME (LOSS)         $  (2,799,219) $ (2,254,973) $(1,165,238)
                              ============   ===========   ===========
Net income (loss) allocated to
  Boston Capital Tax Credit
  Fund IV L.P.               $  (1,993,839) $ (2,192,069) $(1,074,429)
                              ============   ===========   ===========
Net income (loss) allocated
  to other partners          $    (805,380) $    (62,904) $   (90,809)
                              ============   ===========   ===========

  * Amounts include $16,002, $34,187, and $14,125 for Series 20, 22, and 25, respectively, of loss not recognized under the equity method of accounting as described in note A.

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1999 for operating limited partnerships in which Series 20 through Series 37 had an interest as of December 31, 1999 are as follows (Series 38 invested in operating limited partnerships subsequent to December 31,
  1999):

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                Series 31      Series 32    Series 33
                              ------------   -----------  ------------
Revenue
  Rent                       $   6,946,038  $  2,662,319  $ 1,990,830
  Interest and other               464,008       571,039      251,171
                              ------------   -----------  ------------
                                 7,410,046     3,233,358    2,242,001
                              ------------   -----------  ------------
Expenses
  Interest                       2,603,084     1,266,081      857,991
  Depreciation and
  amortization                   2,783,590     1,587,660    1,060,708
  Taxes and insurance            1,015,437       342,166      204,486
  Repairs and maintenance        1,101,595       426,564      252,913
  Operating expenses             2,535,323       426,564      794,851
  Other expenses                   179,013     1,140,549       36,636
                              ------------   -----------  ------------
                                10,218,042     5,189,584    3,207,585
                              ------------   -----------  ------------
   NET INCOME (LOSS)         $  (2,807,996) $ (1,956,226) $  (965,584)
                              ============   ===========   ===========
Net income (loss) allocated to
  Boston Capital Tax Credit
  Fund IV L.P.               $  (2,795,630) $ (1,245,350) $  (595,041)
                              ============   ===========   ===========
Net income (loss) allocated
  to other partners          $     (12,366) $   (710,876) $  (370,543)
                              ============   ===========   ===========

  * Amounts include $16,002, $34,187, and $14,125 for Series 20, 22, and 25, respectively, of loss not recognized under the equity method of accounting as described in note A.

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1999 for operating limited partnerships in which Series 20 through Series 37 had an interest as of December 31, 1999 are as follows (Series 38 invested in operating limited partnerships subsequent to December 31,
  1999):

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                Series 34      Series 35    Series 36
                              ------------   -----------  ------------
Revenue
  Rent                       $     768,393  $    130,161  $   409,540
  Interest and other               162,030       216,721      173,274
                              ------------   -----------   -----------
                                   930,423       346,882      582,814
                              ------------   -----------   -----------
Expenses
  Interest                         240,171       241,816      371,579
  Depreciation and
  amortization                     517,182       112,696      119,668
  Taxes and insurance               59,633        10,403       36,545
  Repairs and maintenance          109,492        21,770       68,204
  Operating expenses               478,182       193,908      151,852
  Other expenses                    56,912         5,266        5,172
                              ------------   -----------   -----------
                                 1,461,572       585,859      753,020
                              ------------   -----------   -----------
   NET INCOME (LOSS)         $    (531,149) $   (238,977) $  (170,206)
                              ============   ===========   ===========
Net income (loss) allocated to
  Boston Capital Tax Credit
  Fund IV L.P.               $    (468,712) $   (194,048) $  (160,352)
                              ============   ===========   ===========
Net income (loss) allocated
  to other partners          $     (62,437) $    (44,929) $    (9,854)
                              ============   ===========   ===========

  * Amounts include $16,002, $34,187, and $14,125 for Series 20, 22, and 25, respectively, of loss not recognized under the equity method of accounting as described in note A.

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1999 for operating limited partnerships in which Series 20 through Series 37 had an interest as of December 31, 1999 are as follows (Series 38 invested in operating limited partnerships subsequent to December 31,
  1999):

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                                     Series 37
                                                     ---------
Revenue
  Rent                                              $        -
  Interest and other                                    32,503
                                                     ---------
                                                        32,503
                                                     ---------
Expenses
  Interest                                              46,017
  Depreciation and amortization                              -
  Taxes and insurance                                      664
  Repairs and maintenance                                2,916
  Operating expenses                                    51,812
  Other expenses                                             -
                                                     ---------
                                                       101,409
                                                     ---------
   NET INCOME (LOSS)                                $  (68,906)
                                                     =========
Net income (loss) allocated to Boston Capital Tax
  Credit Fund IV L.P.                               $  (44,958)
                                                     =========
Net income (loss) allocated to other partners       $  (23,948)
                                                     =========

  * Amounts include $16,002, $34,187, and $14,125 for Series 20, 22, and 25, respectively, of loss not recognized under the equity method of accounting as described in note A.

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1998 for operating limited partnerships in which Series 20 through Series 34 had an interest as of December 31, 1998 are as follows (Series 35 invested in operating limited partnerships subsequent to December 31,
  1998):

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                  Total       Series 20    Series 21
                               -----------   -----------   ----------
Revenue
  Rent                       $  76,814,159  $10,647,750  $  5,010,716
  Interest and other             4,491,419      804,809       296,915
                               -----------   -----------   ----------
                                81,305,578   11,452,559     5,307,631
                               -----------   -----------   ----------
Expenses
  Interest                      30,231,530    4,329,314     2,395,051
  Depreciation and
  amortization                  26,367,805    3,875,144     1,240,873
  Taxes and insurance            9,871,028    1,361,964       595,101
  Repairs and maintenance       11,635,709    1,709,574     1,054,009
  Operating expenses            22,157,332    3,034,650     1,390,617
  Other expenses                 2,365,691      346,584       126,851
                               -----------   -----------   ----------
                               102,629,095   14,657,230     6,802,502
                               -----------   -----------   ----------
   NET INCOME (LOSS)         $ (21,323,517) $(3,204,671) $ (1,494,871)
                              ============   ===========  ===========
Net income (loss) allocated
  to Boston Capital Tax
  Credit Fund IV L.P. *      $ (16,081,100) $(2,387,375) $ (1,440,087)
                              ============   ===========  ===========
Net income (loss) allocated
  to other partners          $  (5,242,417) $  (817,296) $    (54,784)
                              ============   ===========  ===========

  * Amount includes $27,563 for Series 20 of loss not recognized under the equity method of accounting as described in note A.

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1998 for operating limited partnerships in which Series 20 through Series 34 had an interest as of December 31, 1998 are as follows (Series 35 invested in operating limited partnerships subsequent to December 31,
  1998):

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                Series 22     Series 23    Series 24
                              ------------  ------------  -----------
Revenue
  Rent                       $  8,164,974  $  7,497,724  $  7,347,412
  Interest and other              565,556       308,206       455,788
                              ------------  ------------  -----------
                                8,730,530     7,805,930     7,803,200
                              ------------  ------------  -----------
Expenses
  Interest                      2,917,462     3,005,530     3,332,316
  Depreciation and
  amortization                  3,076,945     2,622,410     2,683,977
  Taxes and insurance           1,183,749     1,099,755     1,008,002
  Repairs and maintenance       1,488,590     1,060,732       991,563
  Operating expenses            2,108,590     2,212,349     1,912,610
  Other expenses                  556,094       256,134       205,111
                              ------------  ------------  -----------
                               11,331,430    10,256,910    10,133,579
                              ------------  ------------  -----------
   NET INCOME (LOSS)         $ (2,600,900) $ (2,450,980) $ (2,330,379)
                              ============  ============  ===========
Net income (loss) allocated
  to Boston Capital Tax
  Credit Fund IV L.P.        $ (1,371,100) $ (1,587,640) $ (1,475,502)
                              ============  ============  ===========
Net income (loss) allocated
  to other partners          $ (1,229,800) $   (863,340) $   (854,877)
                              ============  ============  ===========

  * Amount includes $27,563 for Series 20 of loss not recognized under the equity method of accounting as described in note A.

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1998 for operating limited partnerships in which Series 20 through Series 34 had an interest as of December 31, 1998 are as follows (Series 35 invested in operating limited partnerships subsequent to December 31,
  1998):

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                Series 25     Series 26     Series 27
                                ---------    ----------     ---------
Revenue
  Rent                       $  9,721,536  $  7,075,158  $  4,743,241
  Interest and other              250,718       401,008       196,634
                                ---------    ----------     ---------
                                9,972,254     7,476,166     4,939,875
                                ---------    ----------     ---------
Expenses
  Interest                      3,430,672     2,477,101     2,487,837
  Depreciation and
  amortization                  2,851,105     2,449,994     1,667,174
  Taxes and insurance           1,233,639       929,715       527,245
  Repairs and maintenance       1,891,746       901,254       511,970
  Operating expenses            2,633,689     2,048,075     1,260,288
  Other expenses                  129,866       133,740       126,241
                                ---------    ----------     ---------
                               12,170,717     8,939,879     6,580,755
                                ---------    ----------     ---------
   NET INCOME (LOSS)         $ (2,198,463) $ (1,463,713) $ (1,640,880)
                                =========    ==========     =========
Net income (loss) allocated
  to Boston Capital Tax
  Credit Fund IV L.P.        $ (1,653,302) $ (1,448,218) $ (1,421,601)
                                =========    ==========     =========
Net income (loss) allocated
  to other partners          $   (545,161) $    (15,495) $   (219,279)
                                =========    ==========     =========

  * Amount includes $27,563 for Series 20 of loss not recognized under the equity method of accounting as described in note A.

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1998 for operating limited partnerships in which Series 20 through Series 34 had an interest as of December 31, 1998 are as follows (Series 35 invested in operating limited partnerships subsequent to December 31,
  1998):

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                Series 28     Series 29   Series 30
                                ---------    ----------   ---------
Revenue
  Rent                       $  5,027,374  $  3,096,357  $1,321,918
  Interest and other              390,029       104,401      51,979
                                ---------    ----------   ---------
                                5,417,403     3,200,758   1,373,897
                                ---------    ----------   ---------
Expenses
  Interest                      2,192,027     1,078,922     378,195
  Depreciation and
  amortization                  1,887,134     1,352,864     464,869
  Taxes and insurance             509,085       412,629     176,613
  Repairs and maintenance         629,177       338,237     188,374
  Operating expenses            1,689,440     1,308,383     486,297
  Other expenses                   47,297       221,288     103,328
                                ---------    ----------   ---------
                                6,954,160     4,712,323   1,797,676
                                ---------    ----------   ---------
   NET INCOME (LOSS)         $ (1,536,757) $ (1,511,565) $ (423,779)
                                =========    ==========   =========
Net income (loss) allocated
  to Boston Capital Tax
  Credit Fund IV L.P.        $   (793,965) $ (1,418,793) $ (432,433)
                                =========    ==========   =========
Net income (loss) allocated
  to other partners          $   (742,792) $    (92,772) $    8,654
                                =========    ==========   =========

  * Amount includes $27,563 for Series 20 of loss not recognized under the equity method of accounting as described in note A.

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1998 for operating limited partnerships in which Series 20 through Series 34 had an interest as of December 31, 1998 are as follows (Series 35 invested in operating limited partnerships subsequent to December 31,
  1998):

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                               Series 31  Series 32  Series 33
                              ---------   ---------  ---------
Revenue
  Rent                       $3,167,459  $2,117,769 $1,874,771
  Interest and other            223,116     210,170    232,090
                              ---------   ---------  ---------
                              3,390,575   2,327,939  2,106,861
                              ---------   ---------  ---------
Expenses
  Interest                      787,308     736,930    682,865
  Depreciation and
  amortization                  981,526     672,347    541,443
  Taxes and insurance           477,393     182,047    174,091
  Repairs and maintenance       559,515     173,762    137,206
  Operating expenses          1,414,944     353,479    303,702
  Other expenses                 70,567      28,715     13,875
                              ---------   ---------  ---------
                              4,291,253   2,147,280  1,853,182
                              ---------   ---------  ---------
   NET INCOME (LOSS)         $ (900,678) $  180,659  $ 253,679
                              =========   =========  =========
Net income (loss) allocated
  to Boston Capital Tax
  Credit Fund IV L.P.        $ (894,816) $   56,660  $ 187,290
                              =========   =========  =========
Net income (loss) allocated
  to other partners          $   (5,862) $  123,999  $  66,389
                              =========   =========  =========

  * Amount includes $27,563 for Series 20 of loss not recognized under the equity method of accounting as described in note A.

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1998 for operating limited partnerships in which Series 20 through Series 34 had an interest as of December 31, 1998 are as follows (Series 35 invested in operating limited partnerships subsequent to December 31,
  1998):

                                                     Series 34
                                                     ---------
Revenue
  Rent                                              $        -
  Interest and other                                         -
                                                     ---------

                                                             -
                                                     ---------

Expenses
  Interest                                                   -
  Depreciation and amortization                              -
  Taxes and insurance                                        -
  Repairs and maintenance                                    -
  Operating expenses                                       219
  Other expenses                                             -
                                                     ---------

                                                           219
                                                     ---------

   NET INCOME (LOSS)                                $     (219)
                                                     =========
Net income (loss) allocated to Boston Capital Tax
  Credit Fund IV L.P.                               $     (218)
                                                     =========
Net income (loss) allocated to other partners       $       (1)
                                                     =========

  * Amount includes $27,563 for Series 20 of loss not recognized under the equity method of accounting as described in note A.

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1997 for operating limited partnerships in which Series 20 through Series 31 had an interest as of December 31, 1997 are as follows (Series 32 invested in operating limited partnerships subsequent to December 31,
  1997):

                                  Total        Series 20    Series 21
                               -----------   ------------  ----------
Revenue
  Rent                       $  57,194,219  $ 10,216,602  $ 5,008,470
  Interest and other             3,058,826       513,527      234,328
                               -----------   ------------  ----------
                                60,253,045    10,730,129    5,242,798
                               -----------   ------------  ----------
Expenses
  Interest                      24,052,106     4,294,969    2,624,300
  Depreciation and
  amortization                  19,725,469     3,927,354    1,235,333
  Taxes and insurance            7,899,564     1,284,403      585,724
  Repairs and maintenance        8,120,403     1,453,633      858,062
  Operating expenses            16,906,496     2,915,869    1,548,188
  Other expenses                 1,194,061       186,300      310,103
                               -----------   ------------  ----------
                                77,898,099    14,062,528    7,161,710
                               -----------   ------------  ----------
   NET INCOME (LOSS)         $ (17,645,054) $ (3,332,399) $(1,918,912)
                               ===========   ============  ==========
Net income (loss) allocated
  to Boston Capital Tax
  Credit Fund IV L.P.        $ (12,220,735) $ (2,516,153) $(1,854,423)
                               ===========   ============  ==========
Net income (loss) allocated
  to other partners          $  (5,424,319) $   (816,246) $   (64,489)
                               ===========   ============  ==========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1997 for operating limited partnerships in which Series 20 through Series 31 had an interest as of December 31, 1997 are as follows (Series 32 invested in operating limited partnerships subsequent to December 31,
  1997):

                                Series 22     Series 23    Series 24
                               ----------    ----------    ----------
Revenue
  Rent                       $  7,587,995  $  6,989,608  $  6,571,071
  Interest and other              589,406       297,411       378,879
                               ----------    ----------    ----------
                                8,177,401     7,287,019     6,949,950
                               ----------    ----------    ----------
Expenses
  Interest                      2,907,135     2,973,157     3,056,376
  Depreciation and
  amortization                  3,118,036     2,676,417     2,432,228
  Taxes and insurance           1,213,517     1,166,749       896,197
  Repairs and maintenance       1,124,171       903,855       746,014
  Operating expenses            2,398,019     1,952,694     1,783,985
  Other expenses                    6,763       249,098       112,874
                               ----------    ----------    ----------
                               10,767,641     9,921,970     9,027,674
                               ----------    ----------    ----------
   NET INCOME (LOSS)         $ (2,590,240) $ (2,634,951) $ (2,077,724)
                               ==========    ==========    ==========
Net income (loss) allocated
  to Boston Capital Tax
  Credit Fund IV L.P.        $ (1,372,762) $ (1,705,493) $ (1,342,281)
                               ==========    ==========    ==========
Net income (loss) allocated
  to other partners          $ (1,217,478) $   (929,458) $   (735,443)
                               ==========    ==========    ==========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1997 for operating limited partnerships in which Series 20 through Series 31 had an interest as of December 31, 1997 are as follows (Series 32 invested in operating limited partnerships subsequent to December 31,
  1997):

                               Series 25    Series 26    Series 27
                              ----------   ----------   ----------
Revenue
  Rent                       $ 8,857,720  $ 5,634,879  $ 2,195,422
  Interest and other             365,881      345,222      108,253
                              ----------   ----------   ----------
                               9,223,601    5,980,101    2,303,675
                              ----------   ----------   ----------
Expenses
  Interest                     3,351,373    2,030,739    1,137,355
  Depreciation and
  amortization                 2,582,193    1,830,957      620,143
  Taxes and insurance          1,125,562      700,788      284,979
  Repairs and maintenance      1,501,994      742,244      231,086
  Operating expenses           2,462,469    1,565,560      660,042
  Other expenses                 139,081       87,076       13,000
                              ----------   ----------   ----------
                              11,162,672    6,957,364    2,946,605
                              ----------   ----------   ----------
   NET INCOME (LOSS)         $(1,939,071) $  (977,263) $  (642,930)
                              ==========   ==========   ==========
Net income (loss) allocated
  to Boston Capital Tax
  Credit Fund IV L.P.        $(1,550,724) $  (869,148) $  (484,224)
                              ==========   ==========   ==========
Net income (loss) allocated
  to other partners          $  (388,347) $  (108,115) $  (158,706)
                              ==========   ==========   ==========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1997 for operating limited partnerships in which Series 20 through Series 31 had an interest as of December 31, 1997 are as follows (Series 32 invested in operating limited partnerships subsequent to December 31,
  1997):

                               Series 28    Series 29    Series 30
                              ----------   ----------   ----------
Revenue
  Rent                       $ 2,591,372  $   734,639  $   439,276
  Interest and other             161,601       45,417       10,182
                              ----------   ----------   ----------
                               2,752,973      780,056      449,458
                              ----------   ----------   ----------
Expenses
  Interest                     1,281,632      198,576       84,594
  Depreciation and
  amortization                   946,915      260,571       52,604
  Taxes and insurance            353,427      156,417       70,204
  Repairs and maintenance        323,560      118,644       56,525
  Operating expenses             919,329      472,421       85,544
  Other expenses                  79,063        6,785        3,700
                              ----------   ----------   ----------
                               3,903,926    1,213,414      353,171
                              ----------   ----------   ----------
   NET INCOME (LOSS)         $(1,150,953) $  (433,358) $    96,287
                              ==========   ==========   ==========
Net income (loss) allocated
  to Boston Capital Tax
  Credit Fund IV L.P.        $  (221,339) $  (361,674) $   100,573
                              ==========   ==========   ==========
Net income (loss) allocated
  to other partners          $  (929,614) $   (71,684) $    (4,286)
                              ==========   ==========   ==========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

  The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1997 for operating limited partnerships in which Series 20 through Series 31 had an interest as of December 31, 1997 are as follows (Series 32 invested in operating limited partnerships subsequent to December 31,
  1997):

                                                     Series 31
                                                     ---------
Revenue
  Rent                                              $ 367,165
  Interest and other                                    8,719
                                                     ---------
                                                      375,884
                                                     ---------
Expenses
  Interest                                            111,900
  Depreciation and
  amortization                                         42,718
  Taxes and insurance                                  61,597
  Repairs and maintenance                              60,615
  Operating expenses                                  142,376
  Other expenses                                          218
                                                     ---------
                                                      419,424
                                                     ---------
   NET INCOME (LOSS)                                $ (43,540)
                                                     =========
Net income (loss) allocated
  to Boston Capital Tax
  Credit Fund IV L.P.                               $ (43,087)
                                                     =========
Net income (loss) allocated
  to other partners                                 $    (453)
                                                     =========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE D - NOTES RECEIVABLE

  Notes receivable at March 31, 2000 and 1999 consist of advance installments of $14,280,633 and $14,174,473, respectively, of capital contributions to operating limited partnerships. Series 20 through Series 38 notes are comprised of noninterest bearing and interest
  bearing notes with rates ranging from prime plus 1% to 4.5%.   Prime
  was 9% and 7.75% as of March 31, 2000 and 1999, respectively. These notes will be applied against future payments of capital contributions or paid upon demand. The carrying value of the notes receivable at March 31, 2000 and 1999 approximates fair value. The notes at March 31, 2000 and 1999 by series are as follows:

                                           2000       1999
                                        ---------  ---------
Series 20                              $       -  $        -
Series 21                                641,542     641,542
Series 22                                450,981     462,686
Series 23                                306,751     456,751
Series 24                                534,342     551,210
Series 25                                523,193     551,221
Series 26                                586,335     653,909
Series 27                                 99,549     270,649
Series 28                              1,477,458   1,477,458
Series 29                                835,878     835,878
Series 30                                 85,438   1,415,196
Series 31                              2,361,971   2,221,022
Series 32                                914,126   1,995,249
Series 33                                 40,825      46,280
Series 34                              1,390,612   1,678,562
Series 35                                650,000     916,860
Series 36                              1,635,636           -
Series 37                              1,745,996           -
Series 38                                      -           -
                                      ----------  ----------
                                     $14,280,633 $14,174,473
                                      ==========  ==========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE E - OTHER ASSETS

  Other assets include $5,233,526 and $9,342,923 of cash held by an escrow agent at March 31, 2000 and 1999, respectively. The cash held for Series 20 through 38 at March 31, 2000 and for Series 20 through 35 at March 31, 1999 represents capital contributions to be released to the operating limited partnerships when certain criteria have been met. The escrows held at March 31, 2000 and 1999 by series are as follows:

                                           2000       1999
                                        ---------  ---------
Series 20                              $       -  $        -
Series 21                                      -           -
Series 22                                      -           -
Series 23                                      -           -
Series 24                                      -           -
Series 25                                 20,001      20,001
Series 26                                359,649   1,681,922
Series 27                                248,760     248,760
Series 28                                      -     197,726
Series 29                                      -           -
Series 30                                343,443     581,031
Series 31                                 25,000           -
Series 32                              1,674,155     853,375
Series 33                                      -   1,063,972
Series 34                                430,013   4,574,591
Series 35                                433,115     121,545
Series 36                              1,407,708           -
Series 37                                291,682           -
Series 38                                      -           -
                                        ---------  ---------
                                       $5,233,526 $9,342,923
                                        =========  =========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO
      TAX RETURN

  For income tax purposes, the fund reports using a December 31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 2000 is reconciled as follows:

                                  Total        Series 20     Series 21
                               -----------   -----------   -----------
Net income (loss) for
  financial reporting
  purposes                   $ (26,656,548) $ (2,401,326) $ (1,393,343)

Operating limited
  partnership rents received
  in advance                        27,037        (3,795)      (16,369)

Partnership fund management
  fee                            2,424,363       379,248        25,840

Other                            1,443,452        49,759       131,913

Operating limited
  partnership losses not
  recognized for financial
  reporting purposes under
  equity method of
  accounting                       (64,314)      (16,002)            -

Excess of tax depreciation
  over book depreciation on
  operating limited
  partnership assets            (4,622,249)     (157,254)     (341,614)

Tax exempt interest income      (1,708,772)       (6,900)      (37,589)

Difference due to fiscal
  year for book purposes and
  calendar year for tax
  purposes                         790,480       122,393       (13,572)
                               -----------   -----------   -----------
Income (loss) for tax return
  purposes, December 31,
  1999                       $ (28,366,551) $ (2,033,877) $ (1,644,734)
                               ===========   ===========   ===========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO
      TAX RETURN (Continued)

  For income tax purposes, the fund reports using a December 31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 2000 is reconciled as follows:

                                Series 22     Series 23    Series 24
                              -----------   -----------   -----------
Net income (loss) for
  financial reporting
  purposes                   $ (1,495,871) $ (1,684,657) $ (1,620,752)

Operating limited
  partnership rents received
  in advance                        1,311        (1,141)       (2,703)

Partnership fund management
  fee                             254,592       115,264       233,352

Other                              (6,385)       81,686       (75,253)

Operating limited
  partnership losses not
  recognized for financial
  reporting purposes under
  equity method of
  accounting                      (34,187)            -             -

Excess of tax depreciation
  over book depreciation on
  operating limited
  partnership assets             (258,075)     (497,527)     (126,209)

Tax exempt interest income        (13,155)       (1,814)      (10,376)
Difference due to fiscal
  year for book purposes and
  calendar year for tax
  purposes                          9,928        32,305       (12,343)
                              -----------   -----------   -----------
Income (loss) for tax return
  purposes, December 31,
  1999                       $ (1,541,842) $ (1,955,884) $ (1,614,284)
                              ===========   ===========   ===========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO
      TAX RETURN (Continued)

  For income tax purposes, the fund reports using a December 31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 2000 is reconciled as follows:

                                Series 25     Series 26    Series 27
                              -----------   -----------   -----------
Net income (loss) for
  financial reporting
  purposes                   $ (2,186,989) $ (1,784,266) $ (1,344,019)

Operating limited
  partnership rents received
  in advance                        4,803             -          (953)

Partnership fund management
  fee                             272,676       424,820       313,757

Other                              69,635      (118,704)      115,383

Operating limited
  partnership losses not
  recognized for financial
  reporting purposes under
  equity method of
  accounting                      (14,125)            -             -

Excess of tax depreciation
  over book depreciation on
  operating limited
  partnership assets             (134,413)     (523,643)     (593,772)

Tax exempt interest income        (22,480)      (57,510)      (21,775)

Difference due to fiscal
  year for book purposes and
  calendar year for tax
  purposes                        (31,411)      (85,788)       53,010
                              -----------   -----------   -----------
Income (loss) for tax return
  purposes, December 31,
  1999                       $ (2,042,304) $ (2,145,091) $ (1,478,369)
                              ===========   ===========   ===========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO
      TAX RETURN (Continued)

  For income tax purposes, the fund reports using a December 31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 2000 is reconciled as follows:

                                Series 28     Series 29     Series 30
                              -----------   -----------   -----------
Net income (loss) for
  financial reporting
  purposes                   $ (2,249,853) $ (2,496,942) $ (1,273,296)

Operating limited
  partnership rents received
  in advance                       32,943         2,824             -

Partnership fund management
  fee                                   -             -         7,524

Other                             219,978       381,257       (92,606)

Operating limited
  partnership losses not
  recognized for financial
  reporting purposes under
  equity method of
  accounting                            -             -             -

Excess of tax depreciation
  over book depreciation on
  operating limited
  partnership assets             (286,876)     (428,061)     (324,783)

Tax exempt interest income       (170,506)     (143,387)     (167,722)

Difference due to fiscal
  year for book purposes and
  calendar year for tax
  purposes                         72,693        42,433        88,084
                              -----------   -----------   -----------
Income (loss) for tax return
  purposes, December 31,
  1999                       $ (2,381,621) $ (2,641,876) $ (1,762,799)
                              ===========   ===========   ===========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
      TO TAX RETURN (Continued)

  For income tax purposes,  the fund reports using a December  31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 2000 is reconciled as follows:

                                Series 31     Series 32    Series 33
                              -----------   -----------   -----------
Net income (loss) for
  financial reporting
  purposes                   $ (3,131,563) $ (1,487,782) $   (705,104)

Operating limited
  partnership rents received
  in advance                            -         7,146             -

Partnership fund management
  fee                              26,655       148,654        71,735

Other                             (87,350)      322,470       250,332

Operating limited
  partnership losses not
  recognized for financial
  reporting purposes under
  equity method of
  accounting                            -             -             -

Excess of tax depreciation
  over book depreciation on
  operating limited
  partnership assets             (432,184)     (283,807)      (36,733)

Tax exempt interest income        (52,189)     (327,944)     (229,145)

Difference due to fiscal
  year for book purposes and
  calendar year for tax
  purposes                        (15,124)      106,528       (12,313)
                              -----------   -----------   -----------
Income (loss) for tax return
  purposes, December 31,
  1999                       $ (3,691,755) $ (1,514,735) $   (661,228)
                              ===========   ===========   ===========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
      TO TAX RETURN (Continued)

  For income tax purposes,  the fund reports using a December  31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 2000 is reconciled as follows:

                                Series 34     Series 35    Series 36
                              -----------   -----------   -----------
Net income (loss) for
  financial reporting
  purposes                   $   (699,182) $   (261,604) $   (304,789)

Operating limited
  partnership rents received
  in advance                            -            10         2,961

Partnership fund management
  fee                              10,431        73,893        30,944

Other                              81,415        21,360        66,035

Operating limited
  partnership losses not
  recognized for financial
  reporting purposes under
  equity method of
  accounting                            -             -             -

Excess of tax depreciation
  over book depreciation on
  operating limited
  partnership assets             (136,029)      (23,774)      (37,495)

Tax exempt interest income       (164,970)     (213,931)      (51,142)

Difference due to fiscal
  year for book purposes and
  calendar year for tax
  purposes                        120,887        94,744       143,729
                              -----------   -----------   -----------
Income (loss) for tax return
  purposes, December 31,
  1999                       $   (787,448) $   (309,302) $   (149,757)
                              ===========   ===========   ===========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
      TO TAX RETURN (Continued)

  For income tax purposes,  the fund reports using a December  31 year end. The fund's net income (loss) for financial reporting and tax return purposes for the year ended March 31, 2000 is reconciled as follows:

                                          Series 37  Series 38
                                          ---------  ---------
Net income (loss) for
  financial reporting
  purposes                               $ (53,516) $ (81,694)

Operating limited
  partnership rents received
  in advance                                     -          -

Partnership fund management
  fee                                       29,802      5,176

Other                                       32,527          -

Operating limited
  partnership losses not
  recognized for financial
  reporting purposes under
  equity method of
  accounting                                     -          -

Excess of tax depreciation
  over book depreciation on
  operating limited
  partnership assets                             -          -

Tax exempt interest income                 (16,237)         -

Difference due to fiscal
  year for book purposes and
  calendar year for tax
  purposes                                  (2,221)    76,518
                                          ---------  ---------
Income (loss) for tax return
  purposes, December 31,
  1999                                   $  (9,645) $       -
                                          =========  =========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
      TO TAX RETURN (Continued)

  For income tax purposes,  the fund reports using a December  31 year end. The fund's net income (loss) for financial  reporting
  and tax return purposes for  the year ended March 31, 1999   is
  reconciled as follows:

                                  Total        Series 20     Series 21
                              ------------   ------------  ------------
Net income (loss) for
  financial reporting
  purposes                   $ (17,477,354) $ (2,811,432) $ (1,653,386)

Operating limited partnership
  rents received in advance        (38,262)       11,950        17,634

Partnership fund management
  fee                            2,150,673       379,248       225,840

Other                              741,568        21,774      (205,637)

Excess of tax depreciation
  over book depreciation on
  operating limited
  partnership assets            (3,213,254)     (248,112)     (367,202)

Tax exempt interest income      (2,577,788)       (2,700)      (43,033)

Difference due to fiscal year
  for book purposes and
  calendar year for tax
  purposes                         703,845        (4,107)        3,261
                              ------------   ------------  ------------
Income (loss) for tax return
  purposes, December 31, 1998$ (19,710,572) $ (2,653,379) $ (2,022,523)
                              ============   ============  ============

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
      TO TAX RETURN (Continued)

  For income tax purposes,  the fund reports using a December  31 year end.  The fund's net income (loss) for financial reporting
  and tax return purposes for  the year ended March 31, 1999   is
  reconciled as follows:

                                Series 22     Series 23     Series 24
                              ------------  ------------  -----------
Net income (loss) for
  financial reporting
  purposes                   $ (1,658,012) $ (1,860,174) $ (1,723,705)

Operating limited partnership
  rents received in advance         3,283        (4,859)       (3,017)

Partnership fund management
  fee                             254,589       238,288       233,148

Other                              26,399        77,765       122,847

Excess of tax depreciation
  over book depreciation on
  operating limited
  partnership assets             (272,802)     (551,702)     (148,304)

Tax exempt interest income        (16,398)      (23,336)      (42,796)

Difference due to fiscal year
  for book purposes and
  calendar year for tax
  purposes                         10,564        21,400        46,349
                              ------------  ------------  -----------
Income (loss) for tax return
  purposes, December 31,
  1998                        $ (1,652,377) $ (2,102,618) $ (1,515,478)
                              ============  ============  ===========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
      TO TAX RETURN (Continued)

  For income tax purposes,  the fund reports using a December  31 year end.  The fund's net income (loss) for financial reporting
  and tax return purposes for  the year ended March 31, 1999   is
  reconciled as follows:

                                Series 25     Series 26     Series 27
                              ------------  ------------  -----------
Net income (loss) for
  financial reporting
  purposes                   $ (1,926,105) $ (1,719,368) $ (1,716,151)

Operating limited partnership
  rents received in advance             -       (26,490)       (1,908)

Partnership fund management
  fee                             204,357       295,393       261,339

Other                             (12,755)      345,276       528,278

Excess of tax depreciation
  over book depreciation on
  operating limited
  partnership assets             (132,014)     (482,953)     (238,824)

Tax exempt interest income        (61,008)     (110,522)     (118,818)

Difference due to fiscal year
  for book purposes and
  calendar year for tax
  purposes                         30,846        17,696        71,053
                              ------------  ------------  -----------
Income (loss) for tax return
  purposes, December 31,
  1998                       $ (1,896,679) $ (1,680,968) $ (1,215,031)
                              ============  ============  ===========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
      TO TAX RETURN (Continued)

  For income tax purposes,  the fund reports using a December  31 year end.  The fund's net income (loss) for financial reporting
  and tax return purposes for  the year ended March 31, 1999   is
  reconciled as follows:

                                Series 28      Series 29     Series 30
                              ------------   ------------   -----------
Net income (loss) for
  financial reporting
  purposes                   $    (724,209) $  (1,414,244) $   (304,871)

Operating limited partnership
  rents received in advance        (33,707)           703             -

Partnership fund management
  fee                                  350          6,511         6,196

Other                              164,899         59,614       102,562

Excess of tax depreciation
  over book depreciation on
  operating limited
  partnership assets              (279,209)      (135,791)     (131,869)

Tax exempt interest income        (527,704)      (443,287)     (417,599)

Difference due to fiscal year
  for book purposes and
  calendar year for tax
  purposes                         193,701        131,774        79,175
                              ------------   ------------   -----------
Income (loss) for tax return
  purposes, December 31,
  1998                       $  (1,205,879) $  (1,794,720) $   (666,406)
                              ============   ============   ===========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
      TO TAX RETURN (Continued)

  For income tax purposes,  the fund reports using a December  31 year end.  The fund's net income (loss) for financial reporting
  and tax return purposes for  the year ended March 31, 1999   is
  reconciled as follows:

                                Series 31      Series 32     Series 33
                              ------------   ------------   -----------
Net income (loss) for
  financial reporting
  purposes                   $    (462,813) $     269,836  $    194,098

Operating limited partnership
  rents received in advance         (1,851)             -             -

Partnership fund management
  fee                                1,390            103         6,443

Other                               91,289       (353,188)     (227,773)

Excess of tax depreciation
  over book depreciation on
  operating limited
  partnership assets              (178,324)       (46,148)            -

Tax exempt interest income        (425,878)      (265,800)      (68,910)

Difference due to fiscal year
  for book purposes and
  calendar year for tax
  purposes                         269,469        (56,688)      (51,419)
                              ------------   ------------   -----------
Income (loss) for tax return
  purposes, December 31, 1998$    (706,718) $    (451,885) $   (147,561)
                              ============   ============   ===========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
      TO TAX RETURN (Continued)

  For income tax purposes,  the fund reports using a December  31 year end.  The fund's net income (loss) for financial reporting
  and tax return purposes for  the year ended March 31, 1999   is
  reconciled as follows:

                                          Series 34  Series 35
                                          ---------  ---------
Net income (loss) for financial
  reporting purposes                     $  39,949  $   (6,767)

Operating limited partnership rents
  received in advance                            -           -

Partnership fund management fee             32,669       4,809

Other                                          218           -

Excess of tax depreciation over book
  depreciation on operating limited
  partnership assets                             -           -

Tax exempt interest income                  (9,999)          -

Difference due to fiscal year for book
  purposes and calendar year for tax
  purposes                                 (61,187)      1,958
                                          ---------  ---------
Income (loss) for tax return purposes,
  December 31, 1998                      $   1,650  $        -
                                          =========  =========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
      TO TAX RETURN (Continued)

  For income tax purposes,  the fund reports using a December  31 year end.  The fund's net income (loss) for financial reporting
  and tax return purposes for  the year ended March 31, 1998   is
  reconciled as follows:

                                  Total        Series 20    Series 21
                              ------------   ------------  -----------
Net income (loss) for
  financial reporting
  purposes                   $ (13,468,421) $ (2,844,245) $ (2,098,068)

Operating limited
  partnership rents received
  in advance                        48,110             -        (3,151)

Partnership fund management
  fee                            1,325,271       379,063       225,840

Other                            1,236,507        72,501     1,014,954

Excess of tax depreciation
  over book depreciation on
  operating limited
  partnership assets            (2,611,106)     (311,288)     (411,960)

Tax exempt interest income      (1,854,039)      (19,367)      (12,384)

Difference due to fiscal
  year for book purposes and
  calendar year for tax
  purposes                          67,719       (47,715)      (11,084)
                              ------------   ------------  -----------
Income (loss) for tax return
  purposes, December 31,
  1997                       $ (15,255,959) $ (2,771,051) $ (1,295,853)
                              ============   ============  ===========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
      TO TAX RETURN (Continued)

  For income tax purposes,  the fund reports using a December  31 year end.  The fund's net income (loss) for financial reporting
  and tax return purposes for  the year ended March 31, 1998   is
  reconciled as follows:

                                Series 22     Series 23    Series 24
                              ------------  ------------  -----------
Net income (loss) for
  financial reporting
  purposes                   $ (1,654,264) $ (1,927,661) $ (1,575,358)

Operating limited
  partnership rents received
  in advance                       10,951        (2,744)       (7,142)

Partnership fund management
  fee                             247,569       239,652       233,147

Other                              39,464        23,056       (26,967)

Excess of tax depreciation
  over book depreciation on
  operating limited
  partnership assets             (287,977)     (651,071)     (148,745)

Tax exempt interest income        (33,274)      (60,868)       (9,514)

Difference due to fiscal
  year for book purposes and
  calendar year for tax
  purposes                         14,578        27,730       (37,664)
                              ------------  ------------  -----------
Income (loss) for tax return
  purposes, December 31,
  1997                       $ (1,662,953) $ (2,351,906) $ (1,572,243)
                              ============  ============  ===========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
      TO TAX RETURN (Continued)

  For income tax purposes,  the fund reports using a December  31 year end.  The fund's net income (loss) for financial reporting
  and tax return purposes for  the year ended March 31, 1998   is
  reconciled as follows:

                                Series 25     Series 26    Series 27
                              ------------  ------------   ----------
Net income (loss) for
  financial reporting
  purposes                   $ (1,793,365) $ (1,016,127) $   (787,105)

Operating limited
  partnership rents received
  in advance                       32,795         9,336         7,246

Partnership fund management
  fee                                   -             -             -

Other                            (153,387)      215,102       269,349

Excess of tax depreciation
  over book depreciation on
  operating limited
  partnership assets             (158,227)     (381,484)     (251,394)

Tax exempt interest income       (101,730)     (484,778)     (177,395)

Difference due to fiscal
  year for book purposes and
  calendar year for tax
  purposes                        (22,144)      106,602       156,016
                              ------------  ------------   ----------
Income (loss) for tax return
  purposes, December 31,
  1997                       $ (2,196,058) $ (1,551,349) $   (783,283)
                              ============  ============  ===========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
      TO TAX RETURN (Continued)

  For income tax purposes,  the fund reports using a December  31 year end.  The fund's net income (loss) for financial reporting
  and tax return purposes for  the year ended March 31, 1998   is
  reconciled as follows:

                                Series 28      Series 29     Series 30
                              ------------   ------------   -----------
Net income (loss) for
  financial reporting
  purposes                   $     264,071  $    (276,745) $   331,331

Operating limited
  partnership rents received
  in advance                           819              -            -

Partnership fund management
  fee                                    -              -            -

Other                             (189,476)       131,994     (148,896)

Excess of tax depreciation
  over book depreciation on
  operating limited
  partnership assets                36,048        (27,920)      (3,900)

Tax exempt interest income        (600,678)      (207,158)    (136,059)

Difference due to fiscal
  year for book purposes and
  calendar year for tax
  purposes                             426        (17,957)     (85,451)
                              ------------   ------------   -----------
Income (loss) for tax return
  purposes, December 31,
  1997                       $    (488,790) $    (397,786) $   (42,975)
                              ============   ============   ===========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
      TO TAX RETURN (Continued)

  For income tax purposes,  the fund reports using a December  31 year end.  The fund's net income (loss) for financial reporting
  and tax return purposes for  the year ended March 31, 1998   is
  reconciled as follows:

                                            Series 31     Series 32
                                          ------------  ------------
Net income (loss) for
  financial reporting
  purposes                               $     (69,689)$     (21,196)

Operating limited
  partnership rents received
  in advance                                         -             -

Partnership fund management
  fee                                                -             -

Other                                          (11,187)            -

Excess of tax depreciation
  over book depreciation on
  operating limited
  partnership assets                           (13,188)            -

Tax exempt interest income                     (10,834)            -

Difference due to fiscal
  year for book purposes and
  calendar year for tax
  purposes                                     (36,814)       21,196
                                          ------------  ------------
Income (loss) for tax return
  purposes, December 31,
  1997                                   $    (141,712)$           -
                                          ============  ============

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
      TO TAX RETURN (Continued)

  The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 2000, the differences are as follows:

                                Total        Series 20     Series 21
                            ------------   ------------   -----------
Investment in operating
  limited partnerships -
  tax return December 31,
  1999                     $ 372,506,128  $   1,811,139  $  8,119,433

Operating limited
  partnerships acquired
  during the three month
  period ended March 31,
  2000                        11,211,887              -             -

Add back operating limited
  partnership losses not
  recognized for financial
  reporting purposes under
  the equity method              142,723         94,411

Historic tax credits -
  cumulative                     794,154        570,617             -

Less share of loss - three
  months ended March 31,
  2000                        (2,793,057)      (404,710)     (669,050)

Other                          5,912,773        180,757      (796,561)
                            ------------   ------------   -----------
Investment in operating
  limited partnerships -
  as reported              $ 387,774,608  $   2,252,214  $  6,653,822
                            ============   ============   ===========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
      TO TAX RETURN (Continued)

  The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 2000, the differences are as follows:

                              Series 22      Series 23     Series 24
                            ------------   ------------   -----------
Investment in operating
  limited partnerships -
  tax return December 31,
  1999                     $  12,939,224  $  18,739,134  $ 11,947,614

Operating limited
  partnerships acquired
  during the three month
  period ended March 31,
  2000                                 -              -             -

Add back operating limited
  partnership losses not
  recognized for financial
  reporting purposes under
  the equity method               34,187              -             -

Historic tax credits -
  cumulative                     223,537              -             -

Less share of loss - three
  months ended March 31,
  2000                          (259,228)      (179,850)      (95,695)

Other                            816,595      1,697,844       690,874
                            ------------   ------------   -----------
Investment in operating
  limited partnerships -
  as reported              $  13,754,315  $  20,257,128  $ 12,542,793
                            ============   ============   ===========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
      TO TAX RETURN (Continued)

  The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 2000, the differences are as follows:

                              Series 25      Series 26     Series 27
                            ------------   ------------   -----------
Investment in operating
  limited partnerships -
  tax return December 31,
  1999                     $  18,838,571  $  27,438,476  $ 16,174,263

Operating limited
  partnerships acquired
  during the three month
  period ended March 31,
  2000                                 -              -             -

Add back operating limited
  partnership losses not
  recognized for financial
  reporting purposes under
  the equity method               14,125              -             -

Historic tax credits -
  cumulative                           -              -             -

Less share of loss - three
  months ended March 31,
  2000                          (335,542)      (123,194)     (205,532)

Other                            431,452      1,375,782       423,908
                            ------------   ------------   -----------
Investment in operating
  limited partnerships -
  as reported              $  18,948,606  $  28,691,064  $ 16,392,639
                            ============   ============   ===========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
  TO TAX RETURN (Continued)

  The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 2000, the differences are as follows:

                              Series 28      Series 29     Series 30
                            ------------   ------------   -----------
Investment in operating
  limited partnerships -
  tax return December 31,
  1999                     $  29,843,156  $  28,777,249  $ 19,533,821

Operating limited
  partnerships acquired
  during the three month
  period ended March 31,
  2000                                 -              -             -

Add back operating limited
  partnership losses not
  recognized for financial
  reporting purposes under
  the equity method                    -              -             -

Historic tax credits -
  cumulative                           -              -             -

Less share of loss - three
  months ended March 31,
  2000                          (129,668)      (265,241)            -

Other                            (91,521)       226,397       609,768
                            ------------   ------------   -----------
Investment in operating
  limited partnerships -
  as reported              $  29,621,967  $  28,738,405  $ 20,143,589
                            ============   ============   ===========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
      TO TAX RETURN (Continued)

  The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 2000, the differences are as follows:

                              Series 31      Series 32     Series 33
                            ------------   ------------   -----------
Investment in operating
  limited partnerships -
  tax return December 31,
  1999                     $  32,486,311  $  37,521,935  $ 20,919,361

Operating limited
  partnerships acquired
  during the three month
  period ended March 31,
  2000                                 -              -             -

Add back operating limited
  partnership losses not
  recognized for financial
  reporting purposes under
  the equity method                    -              -             -

Historic tax credits -
  cumulative                           -              -             -

Less share of loss - three
  months ended March 31,
  2000                          (125,347)             -             -

Other                             (7,434)       119,645        76,671
                            ------------   ------------   -----------
Investment in operating
  limited partnerships -
  as reported              $  32,353,530  $  37,641,580  $ 20,996,032
                            ============   ============   ===========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
  TO TAX RETURN (Continued)

  The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 2000, the differences are as follows:

                              Series 34      Series 35     Series 36
                            ------------   ------------   -----------
Investment in operating
  limited partnerships -
  tax return December 31,
  1999                     $  27,564,931  $  22,627,292  $ 13,281,017

Operating limited
  partnerships acquired
  during the three month
  period ended March 31,
  2000                                 -              -     1,977,864

Add back operating limited
  partnership losses not
  recognized for financial
  reporting purposes under
  the equity method                    -              -             -

Historic tax credits -
  cumulative                           -              -             -

Less share of loss - three
  months ended March 31,
  2000                                 -              -             -

Other                            123,647        (32,226)      (33,263)
                            ------------   ------------   -----------
Investment in operating
  limited partnerships -
  as reported              $  27,688,578  $  22,595,066  $ 15,225,618
                            ============   ============   ===========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
  TO TAX RETURN (Continued)

  The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 2000, the differences are as follows:

                                          Series 37     Series 38
                                        ------------  ------------
Investment in operating
  limited partnerships -
  tax return December 31,
  1999                                 $   7,443,201 $           -

Operating limited
  partnerships acquired
  during the three month
  period ended March 31,
  2000                                     5,782,105     3,451,918

Add back operating limited
  partnership losses not
  recognized for financial
  reporting purposes under
  the equity method                                -             -

Historic tax credits -
  cumulative                                       -             -

Less share of loss - three
  months ended March 31,
  2000                                             -             -

Other                                        100,438             -
                                        ------------  ------------
Investment in operating
  limited partnerships -
  as reported                          $  13,325,744 $   3,451,918
                                        ============  ============

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
      TO TAX RETURN (Continued)

  The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1999, the differences are as follows:

                                Total        Series 20     Series 21
                            ------------   ------------   -----------
Investment in operating
  limited partnerships -
  tax return December 31,
  1998                     $ 338,036,010  $  20,354,048  $  9,632,102

Operating limited
  partnerships acquired
  during the three month
  period ended March 31,
  1999                        14,622,459              -             -

Historic tax credits -
  cumulative                     794,154        570,617             -

Less share of loss - three
  months ended March 31,
  1999                        (2,792,711)      (404,710)     (669,050)

Other                          1,970,092        297,713      (978,637)
                            ------------   ------------   -----------
Investment in operating
  limited partnerships -
  as reported              $ 352,630,004  $  20,817,668  $  7,984,415
                            ============   ============   ===========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
      TO TAX RETURN (Continued)

  The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1999, the differences are as follows:

                              Series 22      Series 23     Series 24
                            ------------   ------------   -----------
Investment in operating
  limited partnerships -
  tax return December 31,
  1998                     $  14,494,387  $  20,577,913  $ 13,522,698

Operating limited
  partnerships acquired
  during the three month
  period ended March 31,
  1999                                 -              -             -

Historic tax credits -
  cumulative                     223,537              -             -

Less share of loss - three
  months ended March 31,
  1999                          (255,971)      (182,761)      (95,695)

Other                            499,487      1,285,944       546,050
                            ------------   ------------   -----------
Investment in operating
  limited partnerships -
  as reported              $  14,961,440  $  21,681,096  $ 13,973,053
                            ============   ============   ===========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
      TO TAX RETURN (Continued)

  The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1999, the differences are as follows:

                              Series 25      Series 26     Series 27
                            ------------   ------------   -----------
Investment in operating
  limited partnerships -
  tax return December 31,
  1998                     $  20,904,484  $  29,044,070  $ 17,261,881

Operating limited
  partnerships acquired
  during the three month
  period ended March 31,
  1999                                 -              -             -

Historic tax credits -
  cumulative                           -              -             -

Less share of loss - three
  months ended March 31,
  1999                          (335,542)      (123,194)     (205,532)

Other                            353,011      1,017,354       (59,943)
                            ------------   ------------   -----------
Investment in operating
  limited partnerships -
  as reported              $  20,921,953  $  29,938,230  $ 16,996,406
                            ============   ============   ===========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
      TO TAX RETURN (Continued)

  The difference between the investment in operating limited partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1999, the differences are as follows:

                              Series 28      Series 29     Series 30
                            ------------   ------------   -----------
Investment in operating
  limited partnerships -
  tax return December 31,
  1998                     $  31,885,875  $  27,346,558  $ 17,691,458

Operating limited
  partnerships acquired
  during the three month
  period ended March 31,
  1999                                 -      3,687,718       497,206

Historic tax credits -
  cumulative                           -              -             -

Less share of loss - three
  months ended March 31,
  1999                          (129,668)      (265,241)            -

Other                            438,448        237,235       196,947
                            ------------   ------------   -----------
Investment in operating
  limited partnerships -
  as reported              $  32,194,655  $  31,006,270  $ 18,385,611
                            ============   ============   ===========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO
      TAX RETURN (Continued)

  The  difference  between   the  investment   in  operating   limited
  partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1999, the differences are as follows:

                              Series 31      Series 32     Series 33
                            ------------   ------------   -----------
Investment in operating
  limited partnerships -
  tax return December 31,
  1998                     $  35,802,174  $  34,875,407  $ 21,583,013

Operating limited
  partnerships acquired
  during the three month
  period ended March 31,
  1999                                 -        617,257             -

Historic tax credits -
  cumulative                           -              -             -

Less share of loss - three
  months ended March 31,
  1999                          (125,347)             -             -

Other                           (152,369)             -    (1,711,148)
                            ------------   ------------   -----------
Investment in operating
  limited partnerships -
  as reported              $  35,524,458  $  35,492,664  $ 19,871,865
                            ============   ============   ===========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO
      TAX RETURN (Continued)

  The  difference  between   the  investment   in  operating   limited
  partnerships for tax purposes and financial statements purposes is primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 1999, the differences are as follows:

                                         Series 34   Series 35
                                        ----------  ----------
Investment in operating
  limited partnerships -
  tax return December 31,
  1998                                 $17,083,584 $ 5,976,358

Operating limited
  partnerships acquired
  during the three month
  period ended March 31,
  1999                                   5,163,658   4,656,620

Historic tax credits -
  cumulative                                     -           -

Less share of loss - three
  months ended March 31,
  1999                                           -           -

Other                                            -           -
                                        ----------- -----------
Investment in operating
  limited partnerships -
  as reported                          $22,247,242 $10,632,978
                                        =========== ===========

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE G - INVESTMENTS AVAILABLE-FOR-SALE

  At March 31, 2000, the amortized cost and fair value of investments available-for-sale are as follows:

                                    Gross         Gross
                   Amortized      unrealized    unrealized
                      cost          gains         losses      Fair value
                 ------------   ------------   ------------  ------------
Tax exempt
  municipal
  bonds         $  31,238,626  $     842,137  $    (11,622) $ 32,069,141

Other               1,177,745              -             -     1,177,745
                 ------------   ------------   ------------  ------------
                $  32,416,371  $     842,137  $    (11,622) $ 33,246,886
                 ============   ============   ============  ============

  The amortized cost and fair value of investments available-for-sale by maturity as of March 31, 2000 is shown below:

                                         Amortized
                                           cost      Fair value
                                        -----------  -----------
Due in one year or less                $19,181,887  $19,621,597
Due in one year through five years      13,234,484   13,625,289
                                        -----------  -----------
                                       $32,416,371  $33,246,886
                                        ===========  ===========

  Proceeds from sales and maturities of investments during the year ended March 31, 2000 were $18,238,670, resulting in a realized loss of $297,764 included in interest income.

  In selecting investments to purchase and sell, the general partner and its advisors stringently monitor the ratings of the investments and safety of principal. The tax-exempt coupon rates for the investments held during the year ranged from 4% to 9.5%.

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE G - INVESTMENTS AVAILABLE-FOR-SALE

  At March 31, 1999, the amortized cost and fair value of investments available-for-sale are as follows:

                                   Gross        Gross
                   Amortized    unrealized    unrealized
                     cost          gains        losses     Fair value
                 -----------   -----------   -----------   -----------
Tax exempt
  municipal
  bonds         $ 44,625,046  $    226,994  $          -  $44,852,040

Other              3,125,885             -             -    3,125,885
                 -----------   -----------   -----------   -----------
                $ 47,750,931  $    226,994  $          -  $47,977,925
                 ===========   ===========   ===========   ===========

  The amortized cost and fair value of investments available-for-sale by maturity as of March 31, 1999 is shown below:

                                         Amortized
                                            cost       Fair value
                                        -----------   -----------
Due in one year or less                $ 26,635,552  $ 26,601,014
Due in one year through five years       11,928,596    19,164,465
Due in five years through ten years       1,007,499     1,038,908
Due in ten years and after                1,179,284     1,173,538
                                        -----------   -----------
                                       $ 40,750,931  $ 47,977,925
                                        ===========   ===========

  Proceeds from sales and maturities of investments during the year ended March 31, 1999 were $27,334,540, resulting in a realized loss of $246,811 included in interest income.

  In selecting investments to purchase and sell, the general partner and its advisors stringently monitor the ratings of the investments and safety of principal. The tax-exempt coupon rates for the investments held during the year ranged from 3.55% to 9.6%.

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  March 31, 2000, 1999 and 1998

NOTE H - CASH EQUIVALENTS

  On March 31, 2000  and 1999, the fund purchased $5,800,000  and
  $8,849,762 of U.S. Government Securities under agreements for resale on April 1, 2000 and 1999, respectively. Interest is earned at rates ranging from 2.7% to 3.3% per annum.

  Cash equivalents of $9,640,101 and $5,240,928 as of March 31, 2000 and 1999, respectively, include tax exempt sweep accounts, certificates of deposit and money market accounts with interest rates ranging from 2.6% to 5.05% per annum.

NOTE I - CONCENTRATION OF CREDIT RISK

  The fund maintains its cash balances at a number of banks. The deposits are insured by the Federal Deposit Insurance Corporation
  (FDIC) up to $100,000 at each bank. The balances in and between banks fluctuate daily. The amount of deposits, as well as the institutions that they are deposited in, are continually monitored by the general partner. As of March 31, 2000, the uninsured portion of the cash balances on deposit was $144,097.

NOTE J - LINE OF CREDIT

  The Partnership has a line of credit with a bank in the amount of $5,000,000, of which $976,349 and $200,000 was outstanding as of March 31, 2000 and 1999, respectively. The line bears interest at the prime rate (9% at March 31, 2000) plus .25%. Interest is
  payable  monthly.   The line  is guaranteed  by Boston  Capital
  Partners, Inc. (BCP) and various affiliates and expires on February 26, 2001.

NOTE K - CHANGE IN ACCOUNTING PRINCIPLE

  Effective April 1, 1999, the partnership changed its method of accounting for organization costs to conform to a recent pronouncement issued by the American Institute of Certified Public Accountants. As a result, the partnership now expenses organization costs as incurred. Previously, these expenses were
  capitalized and  amortized over 60 months.   The effect of  the
  change was to decrease loss before cumulative effect by $209,492 and increase net loss for 2000 by $413,701. The cumulative effect of the change on prior years of $623,193 is a one-time charge to income.



                                 Boston Capital Tax Credit Fund IV L.P. - Series
20
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                              Subsequent
                               Initial       capitalized          Gross amount
at which
                            cost to company     costs**         carried at close
of period
                            ---------------  -----------
--------------------------
                                   Buildings                          Buildings
Accum.   Con-    Acq-   Depre-
               Encum-               and im-      Improve-              and im-
Depre-   struct  uired  ciation
Description   brances      Land    provements     ments       Land    provements
Total   ciation  Date    Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
2730 Lafferty
Street      5,137,851     435,550   3,717,895   4,177,921    435,550   7,895,816
8,331,366 1,885,146  09/95  06/94   5-27.5

Ashbury
Apts.       1,238,570     148,007   2,158,237      41,206    148,007   2,199,443
2,347,450   461,742  06/94  04/94   5-27.5

Bennets Pt. 1,342,365      71,749   1,557,622      16,440     71,749   1,574,062
1,645,811   357,386  08/94  03/94   5-27.5

Bradley
Elderly       798,020       4,000     986,204         449      4,000     986,653
990,653   186,969  03/95  08/94   5-27.5

Breeze Cove 2,747,954     128,751   5,333,835      20,015    128,751   5,353,850
5,482,601 1,241,085  10/94  05/94   5-27.5

Cascades
Commons    14,640,539   5,131,293   2,743,532  23,525,751  3,375,809  26,269,283
29,645,092 4,169,434  10/95  06/94   5-27.5

Clarksville
Estates       694,873      28,550     838,235       9,061     28,550     847,296
875,846   258,914  09/94  06/94   5-27.5

College
Green       3,755,430     225,000   6,813,536       5,545    225,000   6,819,081
7,044,081 1,261,402  08/95  03/95   5-27.5

                                    Boston Capital Tax Credit Fund IV L.P. -
Series 20
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                              Subsequent
                               Initial       capitalized   Gross amount at which
                            cost to company     costs**   carried at close of
period
                            ---------------  -----------
--------------------------
                                   Buildings
Buildings             Accum.   Con-    Acq-   Depre-
                 Encum-             and im-       Improve-               and im-
Depre-   struct  uired  ciation
Description     brances    Land    provements      ments       Land
provements    Total   ciation  Date    Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
Concordia
Housing, I  1,464,680           0   1,997,510           0          0   1,997,510
1,997,510   248,655  07/95  08/94   10-40

Coushatta
Sr., II       711,147      25,700     904,920       2,640     25,700     907,560
933,260   128,063  03/94  05/94   5-27.5

Cynthiana
Properties    852,805      32,117   1,016,135     678,695     32,117   1,694,830
1,726,947   380,376  04/95  10/94   5-27.5

East Douglas
Apts.       2,188,486      23,913   2,593,259   1,432,327     23,913   4,025,586
4,049,499   629,207  12/95  07/94   5-27.5

Edison Lane   719,065       6,900     951,249         786      6,900     952,035
958,935   165,892  10/95  09/94   5-27.5

Evergreen
Hills       2,790,036     157,537   4,337,312     562,872    157,537   4,900,184
5,057,721 1,189,268  01/95  08/94   5-27.5

Fair Oaks
Lane        1,415,972     123,600   1,767,207         525    125,000   1,767,732
1,892,732   334,058  05/95  07/94   5-27.5

Floral
Acres II    1,032,814     148,672   1,187,134           0    148,672   1,187,134
1,335,806   159,521  08/94  05/94   5-27.5

Forest Glen
Village     1,329,565      84,800   1,663,592           0    109,800   1,663,592
1,773,392   344,133  02/95  07/94   5-27.5

                                     Boston Capital Tax Credit Fund IV L.P. - Series 20
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 2000
                                              Subsequent
                               Initial       capitalized   Gross amount at which
                            cost to company     costs**   carried at close of period
                            ---------------  -----------  --------------------------
                                  Buildings                         Buildings
Accum.   Con-   Acq-   Depre-
               Encum-              and im-     Improve-             and im-
Depre-   struct uired  ciation
Description   brances     Land    provements    ments       Land    provements      Total
ciation  Date   Date   Life
------------------------------------------------------------------------------------------------
-----------------------------
Franklinton
Elderly     1,699,358     64,300   2,074,319       3,595     64,300   2,077,914    2,142,214
275,026  10/94  04/94   5-50

Goldenrod,
Ltd.        7,439,014    800,000  13,425,210      38,717    770,000  13,463,927   14,233,927
2,494,817  06/95  04/94   5-27.5

Harrisonburg
Senior        688,827     10,160     877,026           0     10,160     877,026      887,186
139,827  01/94  05/94   7-40

Northfield
Apts.       2,920,604    192,208   4,326,388   2,093,577    193,208   6,419,965    6,613,173
1,150,420  05/95  06/94   5-27.5

Parkside
Housing       684,336     80,000     943,917      41,629     80,000     985,546    1,065,546
202,926  01/94  12/94   5.27.5

Shady Lane
Sr. Apts      944,474     60,000   1,157,181           0     60,000   1,157,181    1,217,181
179,310  10/93  05/94   5.27.5

Virginia
Avenue      1,324,951    121,238   3,510,339       7,918    121,238   3,518,257    3,639,495
724,292  10/94  10/94   5-27.5
           ----------  ---------  ----------  ----------  ---------  ----------  -----------
---------
           58,561,736  8,104,045  66,881,794  32,659,669  6,345,961  99,541,463  105,887,424
18,567,869
           ==========  =========  ==========  ==========  =========  ==========  ===========
==========
Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31,
1999.  Decrease due to reallocation of acquisition costs.

**There were no carrying costs as of December 31, 1999. The column has been omitted for presentation purposes.



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

-----------
Balance at close of period -
03/31/99............................$105,831,429   Additions
during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................     55,995
    Other.............................................          0
                                                       ----------

$     55,995
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other..............................................         0
                                                       ----------

$          0

-----------
Balance at close of period - 03/31/00..........................
$105,887,424
===========


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

Balance at close of period -
03/31/98.............................$11,032,993

 Current year
additions*................................$3,805,824

---------

Balance at close of period -
03/31/99.............................$14,838,817

  Current year additions*..............................
$3,729,052

---------

Balance at close of period - 03/31/00...........................
$18,567,869

==========


* Total includes current year expense and amounts capitalized to building basis.












                                    Boston Capital Tax Credit Fund IV L.P. -
Series 21
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                              Subsequent
                               Initial       capitalized      Gross amount at
which
                            cost to company     costs**     carried at close of
period
                            ---------------  -----------
--------------------------
                                   Buildings                       Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-             and im-     Improve-            and im-
Depre-   struct  uired  ciation
Description     brances    Land    provements    ments      Land   provements
Total       ciation  Date    Date   Life
--------------------------------------------------------------------------------
--------------------------------------------
Atlantic
City           5,395,000    100,000   8,334,766  960,635    100,000   9,295,401
9,395,401  1,177,562  10/95  09/94   5-27.5
Black
River Run      1,238,650     15,000   2,171,360    2,365     15,000   2,173,725
2,188,725    322,762  12/94  10/94   5-27.5

Campton
Housing        1,030,977     74,511   1,256,245   36,728     74,511   1,292,973
1,367,484    186,384  10/94  08/94   5-40

Cattaragus
Manor          1,093,864     56,630   1,238,241   63,192     56,630   1,301,433
1,358,063    171,313  04/95  08/94   5-27.5

Centrum
Fairfax        5,923,723  1,160,250   7,247,614 (193,671) 1,160,250   7,053,943
8,214,193    753,918  09/95  11/94   5-30

Centrum
Frederick      4,902,780  1,380,000   6,922,259        0  1,080,000   6,922,259
8,002,259    770,257  09/95  10/94   5-27.5

Fort Halifax   1,151,003    120,000   1,324,762  255,501    121,200   1,580,263
1,701,463    322,945  01/95  09/94   5-27.5

Havelock
Manor          1,848,684    120,000   2,194,078    3,419    120,000   2,197,497
2,317,497    315,887  10/95  12/94   5-27.5

                                    Boston Capital Tax Credit Fund IV L.P. -
Series 21
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                              Subsequent
                                Initial       capitalized     Gross amount at
which
                             cost to company     costs**    carried at close of
period
                             ---------------  -----------
--------------------------
                                      Buildings                      Buildings
Accum.   Con-   Acq-   Depre-
                 Encum-                and im-     Improve-           and im-
Depre-   struct uired  ciation
Description     brances      Land     provements    ments     Land   provements
Total      ciation  Date   Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
Holly
Village          717,398     15,270     962,236     6,026     15,270     968,262
983,532   185,034  06/95  08/94   5-27.5

Live Oak
Village          764,596     63,210     899,606    24,746     63,210     924,352
987,562   113,896  07/95  10/94   6-40

Lookout Ridge    652,959     62,000   1,639,096         0     62,000   1,639,096
1,701,096   298,015  12/94  12/94   27.5

Pinedale II    1,397,355     27,906   2,876,158     2,000     12,906   2,878,158
2,891,064   419,423  12/94  10/94   5-27.5

Pumphouse
Crossing II    1,274,869     10,000   2,431,087         0     10,000   2,431,087
2,441,087   373,086  12/94  10/94   5-27.5

Tower View     1,128,646     46,629   1,571,026    76,384     46,629   1,647,410
1,694,039   215,373  05/95  11/94   5-27.5
              ----------  ---------  ---------- ---------  ---------  ----------
---------- ---------
              28,520,504  3,251,406  41,068,534 1,237,325  2,937,606  42,305,859
45,243,465 5,625,855
              ==========  =========  ========== =========  =========  ==========
========== =========


Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1999.

*Decrease due to reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1999. The column has been omitted for presentation purposes.

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

-----------
Balance at close of period -
03/31/99............................$ 45,108,458

Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     135,007
    Other............................................           0
                                                      -----------

$    135,007
  Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------

$          0

-----------
Balance at close of period -
03/31/00............................$ 45,243,465

===========




Notes to Schedule III - Continued
Boston Capital Tax Credit Fund IV L.P. - Series 21

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/94.................
 .......$         0

  Current year expense..................................$
117,569
                                                         --------
-

Balance at close of period -
03/31/95.............................$   117,569

  Current year expense..................................$
790,213
                                                        ---------
-

Balance at close of period -
03/31/96.............................$   907,782

  Current year
expense..................................$1,104,203
                                                       ----------
-

Balance at close of period -
03/31/97.............................$ 2,011,985

  Current year expense................................
$1,204,163
                                                        ---------
-

Balance at close of period -
03/31/98.............................$ 3,216,148

  Current year expense................................
$1,204,255
                                                        ---------
-

Balance at close of period -
03/31/99.............................$ 4,420,403

  Current year expense................................
$1,205,452
                                                        ---------
-

Balance at close of period -
03/31/00.............................$ 5,625,855

==========


* Total includes current year expense and amounts capitalized to building basis.












                                 Boston Capital Tax Credit Fund L.P. - Series 22
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                              Subsequent
                               Initial       capitalized   Gross amount at which
                            cost to company     costs**   carried at close of
period
                            ---------------  -----------
--------------------------
                                     Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                Encum-               and im-     Improve-             and im-
Depre-   struct  uired  ciation
Description    brances      Land    provements    ments       Land   provements
Total     ciation  Date    Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
Albamarle
Village       1,453,327     91,280   1,720,443     18,690     91,280   1,739,133
1,830,413    390,779  09/94  09/94   5-27.5

Bayou
Crossing      8,747,499    867,209  16,061,472     60,768    857,500  16,122,240
16,979,740  1,838,552  01/96  11/94   12-39

Bellwood
Gardens       1,247,735     64,715   1,505,852     78,000     64,715   1,583,852
1,648,567    188,354  07/95  09/95   5-27.5

Birch Ridge   2,800,000    178,000           0  5,653,376    178,000   5,653,376
5,831,376    595,547  03/96  01/95   5-40

Black River
Run           1,238,650     15,000   2,171,360      2,365     15,000   2,173,725
2,188,725    322,762  12/94  04/95   5-27.5

Clarendon
Court         1,448,808     41,930   1,799,906      1,329     41,930   1,801,235
1,843,165    347,618  04/95  10/94   7-27.5

Cobblestone
Village       1,415,140     79,567   1,679,627      6,537     79,567   1,686,164
1,765,731    376,640  05/94  01/95   5-27.5

                                    Boston Capital Tax Credit Fund IV L.P. -
Series 22
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                              Subsequent
                               Initial       capitalized     Gross amount at
which
                            cost to company     costs**     carried at close of
period
                            ---------------  -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                Encum-               and im-     Improve-             and im-
Depre-   struct  uired  ciation
Description    brances      Land    provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Condordia
Housing II    1,493,059    169,820   1,854,563         0    169,820   1,854,563
2,024,383    236,208  11/95  01/95   10-40

Concordia
Housing III   1,485,501          0           0 1,894,169    172,090   1,894,169
2,066,259    226,481  12/95  02/95   10-40

Crystal City/
Festus        1,472,862    120,732   3,137,651    48,438    120,732   3,186,089
3,306,821    549,092  11/95  01/95   5-27.5

Drakes
Branch        1,266,059     75,473   1,511,490     4,656     75,473   1,516,146
1,591,619    284,791  06/95  01/95   5-27.5

Edmond
Properties    3,895,196    160,000           0 7,037,006    160,000   7,037,006
7,197,006    953,726  03/96  11/94   5-27.5

Elks
Tower           803,795     10,000   1,344,357   294,430     10,000   1,638,787
1,648,787    198,231  12/96  10/95   27.5

Fonda LP      1,029,444     25,000   1,310,014    29,795     25,000   1,339,809
1,364,809    285,668  10/94  12/94   5-27.5

Goldenrod
Ltd.          7,439,014    770,000  13,323,746   140,181    770,000  13,463,927
14,233,927  2,494,817  06/95  03/95   7-27.5

Kimbark 1200
Associates    1,987,557    495,120   3,102,192    72,433    495,120   3,174,625
3,669,745    337,762  12/95  09/95   40

                                    Boston Capital Tax Credit Fund L.P. - Series
22
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                               Subsequent
                               Initial        capitalized       Gross amount at
which
                            cost to company      costs**      carried at close
of period
                            ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.    Con-    Acq-   Depre-
                 Encum-              and im-     Improve-             and im-
Depre-    struct  uired  ciation
Description     brances     Land    provements    ments       Land   provements
Total      ciation   Date    Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
Lake Street
Apts.         1,359,202     20,000   1,846,543    73,338     20,000   1,919,881
1,939,881    237,690   09/95   04/95  5-27.5

Lake City     1,170,009    111,455   1,404,420         0    111,455   1,408,547
1,520,002    104,547   08/98   06/98  5-27.5

Lost Tree     1,598,596     85,000   4,510,201     7,008     85,000   4,517,209
4,602,209    640,000   06/95   04/95  5-27.5

Marksville
Square          961,913     66,000     250,449   982,764     66,000   1,233,213
1,299,213    129,716   01/96   01/95  5-40

Philadelphia
Housing I       543,126     13,750     757,989     9,977     13,750     767,966
781,716     70,603   08/95   07/95  5-27.5

Philadelphia
Housing II      848,634     25,000   1,219,579    11,620     25,000   1,231,199
1,256,199    112,917   08/95   07/95  5-27.5

Quankey
Hills         1,013,547     51,368   1,189,397     4,656     51,368   1,194,053
1,245,421    232,806   03/95   01/95  5-27.5

Richmond
Hardin          905,854     55,000   2,143,538    15,332     55,232   2,158,870
2,214,102    441,484   02/95   12/94  5-27.5

Roxbury
Veterans        715,700          0           0 1,286,073     27,956   1,286,073
1,314,029    146,800   05/97   12/96  5-27.5


                                                              F-227
                                    Boston Capital Tax Credit Fund L.P. - Series
22
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000

                                               Subsequent
                               Initial         Capitalized     Gross amount at
which
                            cost to company      costs**     carried at close of
period
                            ---------------    -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-              and im-     Improve-             and im-
Depre-   struct  uired  ciation
Description     brances    Land     provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Sacramento
Properties      434,920     18,000     575,442          0     18,000     575,442
593,442     98,553  09/95  08/95  5-27.5

Salem LP        961,890     33,093   1,132,389      4,657     33,093   1,137,046
1,170,139    231,654  12/94  01/95  5-27.5

Swedesboro
Housing       1,479,268    168,295   1,814,291    (24,245)   168,295   1,790,046
1,958,341    225,497  06/95  07/95  5-27.5

Troy Villa    1,982,262    231,605   4,084,841      5,121    231,605   4,089,962
4,321,567    826,507  06/95  12/94  5-27.5
             ----------  ---------  ---------- ----------  ---------  ----------
----------  ---------
             53,198,567  4,042,412  71,451,752 17,718,474  4,232,981  89,174,353
93,407,334 13,125,802
             ==========  =========  ========== ========== ==========  ==========
========== ==========


Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1999.

**There were no carrying costs as of December 31, 1999. The column has been omitted for presentation purposes.





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
                                                       ----------

$ (3,852,006)

-----------
Balance at close of period -
03/31/97............................$ 90,422,921


                                      F-229
Notes to Schedule III - Continued
Boston Capital Tax Credit Fund IV L.P. - Series 22

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

-----------
Balance at close of period -
03/31/99............................$ 93,220,606

Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................    186,728
    Other.............................................          0
                                                       ----------

$    186,728
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------

$          0

-----------
Balance at close of period -
03/31/00............................$ 93,407,334

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

  Current year additions*............................. $2,937,708
                                               ---------

Balance at close of period -
03/31/99............................$ 10,209,447

  Current year additions*..............................$2,916,355
                                               ---------

Balance at close of period -
03/31/00............................$ 13,125,802

==========

* Total includes current year expense and amounts capitalized to building basis.












                                 Boston Capital Tax Credit Fund IV L.P. - Series
23
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Barlee
Properties      815,472     64,000   1,641,754         0     64,000   1,641,754
1,705,754    258,798  11/95  07/94   5-30

Bayou
Crossing      8,747,499    857,500  16,061,472    60,768    857,500  16,122,240
16,979,740  1,838,552  01/96  02/95   12-39

Birch
Ridge         2,800,000    178,000           0 5,653,376    178,000   5,653,376
5,831,376    595,547  03/96  01/95   5-40

Broderick
Housing       2,069,386    275,037   4,540,011    24,696    275,037   4,564,707
4,839,744    476,432  06/96  08/95   7-27.5

Colonna
Redevelopment 1,196,461    374,310   3,470,813    19,650    374,310   3,490,463
3,864,773    451,066  05/94  05/95   7-40

Concordia II
Housing       1,493,059    169,820   1,854,563         0    169,820   1,854,563
2,024,383    236,208  11/95  01/95   10-40

Concordia III
Housing       1,485,501          0           0 1,894,169    172,090   1,894,169
2,066,259    226,481  12/95  02/95   7-27.5

Crystal
City Festus   1,472,862    120,732   3,137,651    48,438    120,732   3,186,089
3,306,821    549,092  11/95  02/95   5-40

                                    Boston Capital Tax Credit Fund IV L.P. -
Series 23
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                                Subsequent
                                Initial        capitalized       Gross amount at
which
                             cost to company     costs**      carried at close
of period
                             ---------------   -----------
--------------------------
                                     Buildings                       Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-     Improve-            and im-
Depre-   struct  uired  ciation
Description     brances       Land   provements    ments      Land   provements
Total    ciation  Date    Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
Edmond
Properties     3,895,196    160,000           0 7,037,006    160,000   7,037,006
7,197,006   953,726  03/96  11/94   5-40

Halls
Ferry Apts.    1,150,192      5,064   2,984,978   197,648      5,064   3,182,626
3,187,690   356,194  12/95  08/95   5-40

Hurleyville    1,172,547    143,182   1,549,696    (3,940)   143,182   1,545,756
1,688,938   168,036  12/95  07/95   5-15

Ithaca I Apts.   665,898     37,945     808,775     6,201     37,945     814,976
852,921   104,054  07/95  11/95   7-27.5

Kimbark 1200   1,987,557    495,120   3,102,192    72,433    495,120   3,174,625
3,669,745   337,762  12/95  09/95   5-40

Mathis Apts.     911,925     25,819   1,176,999         0     25,819   1,176,999
1,202,818   146,586  01/95  01/95   5-40

Mid City
Associates     3,010,828     15,058   6,616,466         0     15,058   6,616,466
6,631,524 1,312,964  06/94  09/95   5-27.5

Orange Grove     668,396     43,180     824,814         0     43,180     824,814
867,994   107,585  02/95  01/95   5-40

Philmont       1,492,800     40,000   1,885,476     4,781     40,000   1,890,257
1,930,257   356,751  05/95  05/95   5-40

Sacramento Sro
Properties     2,427,823          0           0 5,365,693    133,000   5,365,693
5,498,693   456,770  12/96  09/95   7-39



                                    Boston Capital Tax Credit IV Fund L.P. -
Series 23
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                                Subsequent
                               Initial         capitalized     Gross amount at
which
                            cost to company      costs**     carried at close of
period
                            ---------------    -----------
--------------------------
                                    Buildings
Buildings               Accum.   Con-    Acq-   Depre-
                 Encum-              and im-     Improve-                and im-
Depre-   struct  uired  ciation
Description     brances    Land     provements    ments      Land
provements     Total   ciation  Date    Date   Life
--------------------------------------------------------------------------------
--------------------------------------------
South Hills   1,869,072    131,000   1,261,754   2,630,952     131,000
3,892,706   4,023,706   431,884  02/96  06/95   5-40

St. Peters
Villa         1,879,376    425,974           0   3,486,419     425,974
3,486,419   3,912,393   584,080  03/96  07/95   5-27.5

Village
Woods         1,604,506     51,080   3,637,023     563,888      51,080
4,200,911   4,251,991   446,879  12/95  05/95   5-40

Woodland
Properties      313,347     30,000     593,884           0      30,000
593,884     623,884    96,836  06/95  07/95   7-30
             ----------  ---------  ----------  ----------   ---------
----------  ---------- ---------
             43,129,703  3,642,821  55,148,321  27,062,178   3,947,911
82,210,499  86,158,410 10,492,283
             ==========  =========  ==========  ==========   =========
==========  ========== =========


Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1999. Decrease due to reallocation of acquisition costs.

**There were no carrying costs as of December 31, 1999. The column has been omitted for presentation purposes.




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

-----------
Balance at close of period -
03/31/99............................$ 86,096,243
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................     62,167
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------

$     62,167
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------

$          0

-----------
Balance at close of period -
03/31/00............................$ 86,158,410

===========
















Notes to Schedule III - Continued
Boston Capital Tax Credit Fund IV L.P. - Series 23

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period -
04/01/95.........................$         0

  Current year additions*...............................$
693,729
                                                         --
-------

Balance at close of period -
3/31/96..............................$   693,729

  Current year
additions*...............................$2,288,171
                                                         --
-------

Balance at close of period -
3/31/97..............................$ 2,981,900

  Current year
additions*...............................$2,505,105
                                                         --
-------

Balance at close of period -
3/31/98..............................$ 5,487,005

  Current year
additions*...............................$2,518,829
                                                         --
-------

Balance at close of period -
3/31/99..............................$ 8,005,834

  Current year additions*.............................
$2,486,449
                                                         --
-------

Balance at close of period -
3/31/00..............................$10,492,283

==========


*_Total includes current year expense and amounts capitalized to building basis.
















                                    Boston Capital Tax Credit Fund IV L.P. -
Series 24
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                              Subsequent
                                Initial       capitalized   Gross amount at
which
                            cost to company     costs**   carried at close of
period
                            ---------------  -----------
--------------------------
                                   Buildings                       Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-             and im-     Improve-            and im-
Depre-   struct  uired  ciation
Description     brances    Land    provements    ments    Land     provements
Total     ciation  Date    Date   Life
--------------------------------------------------------------------------------
------------------------------------------
Autumn Ridge  1,537,580   125,347           0  1,752,555  125,347   1,752,555
1,877,902   204,856  01/97    07/96   5-27.5

Brooks
Summit Apts.  1,115,926    44,000           0  1,458,224   44,000   1,458,224
1,502,224   201,386  11/96    12/95   7-27.5

Brownsville
Associates    1,201,363    58,945   1,476,197   (267,769)  58,945   1,208,428
1,267,373   154,216  09/95    09/95   5-40

Centenary
Housing       2,667,500    57,760   3,697,046     38,909   57,760   3,735,955
3,793,715   358,715  12/97    05/97   5-27.5

Century
East IV Apts.   630,027    90,000     984,989     11,727   90,000     996,716
1,086,716   133,845  08/95    08/95   5-40

Century
East V Apts.    630,027    90,000     982,504     11,823   90,000     994,327
1,084,327   131,504  09/95    11/95   5-40

Commerce
Parkway       1,886,180   242,000   1,579,251  2,679,076  242,000   4,258,327
4,500,327   654,830  04/97    09/95   5-27.5
Coolidge
Pinal II      1,133,242    40,000   1,363,991      1,212   40,000   1,365,203
1,405,203   143,044  04/96    04/96   5-27.5

                                                            F-238
                                    Boston Capital Tax Credit Fund IV L.P. -
Series 24
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                              Subsequent
                               Initial       capitalized   Gross amount at which
                            cost to company     costs**   carried at close of
period
                            ---------------  -----------
--------------------------
                                     Buildings                     Buildings
Accum.     Con-     Acq-   Depre-
                 Encum-               and im-    Improve-          and im-
Depre-     struct   uired  ciation
Description     brances     Land     provements   ments     Land   provements
Total      ciation    Date     Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
Edenfield
Elderly       1,289,013    10,280   1,709,535        0     10,280   1,709,535
1,719,815   281,967    12/96   01/96   28

Elm Street    2,004,062   183,547   3,715,562     2,805   183,547   3,718,367
3,901,914   360,471    01/96   01/96   5-27.5

Jeremy
Associates    3,598,396   522,890   6,954,516   192,521   522,890   7,147,037
7,669,927   809,496    12/95   06/96   5-40

Lake I Apts.    610,275    85,000   1,012,730    13,195    85,000   1,025,925
1,110,925   140,218    07/95   08/95   5-40

Laurelwood
Park          2,379,294   230,000   5,379,607     4,225   230,000   5,383,832
5,613,832   696,283    10/96   02/96   5-27.5

Los Lunas     1,212,720   150,000   2,280,094    15,408   150,000   2,295,502
2,445,502   321,273    06/96   08/96   5-27.5

New
Hilltop       1,707,140    54,366   2,145,934     3,550    52,591   2,149,484
2,202,075   365,861    11/95   11/95   5-40

New Madison
Park IV       7,675,615   541,624  11,606,586   154,609   541,624  11,761,195
12,302,819 1,636,100    03/97   05/96   5-27.5

North Hampton
Place           833,077   207,550   2,230,062     2,200         0   2,232,262
2,232,262   377,764    03/96   11/95   5-27.5

Northfield
Housing         192,872    70,000     446,355     3,513    70,000     449,868
519,868    68,220    09/96   12/96   5-27.5

                                                            F-239
                                   Boston Capital Tax Credit Fund IV L.P. -
Series 24
                                 Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                              Subsequent
                               Initial       capitalized   Gross amount at which
                            cost to company     costs**   carried at close of
period
                            ---------------  -----------
--------------------------
                                     Buildings                     Buildings
Accum.     Con-     Acq-   Depre-
                 Encum-               and im-    Improve-          and im-
Depre-     struct   uired  ciation
Description     brances     Land     provements   ments     Land   provements
Total      ciation    Date     Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
Overton
Associates     1,226,891    130,000    1,529,213     8,109   130,000   1,537,322
1,667,322   127,191   09/96   06/96   5-40

Pahrump
Valley         1,395,394     63,000    1,757,158         0    63,000   1,757,158
1,820,158   253,855   07/96   07/96   7-27.5

Stanton
Associates     1,211,348     85,971    1,535,425  (282,577)   85,971   1,252,848
1,338,819   153,572   09/95   09/95   5-40

SG Wyandotte   3,358,488    950,000            0 6,602,122   950,000   6,602,122
7,552,122   731,311   02/97   04/96   5-27.5

Woodland
Associates     1,135,432    108,900    1,437,608    63,356   108,900   1,500,964
1,609,864   159,480   09/95   11/95   5-50

Zwolle Apts.     870,761     10,000      930,782   188,315    10,000   1,119,097
1,129,097   146,719   04/96   11/95   5-40
              ----------  ---------  ---------- ---------- ---------  ----------
---------- ---------
              41,502,623  4,151,180  54,755,145 12,657,108 3,941,855  67,412,253
71,354,108 8,612,177
              ==========  =========  ========== ========== =========  ==========
========== =========

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31,
1999

*Decrease due to reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1999. The column has been omitted for presentation purposes.
                                                              F-240

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

-----------
Balance at close of period -
03/31/99............................$ 70,931,969
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................    422,139
    Other.............................................          0
                                                       ----------

$    422,139
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------

$          0

-----------
Balance at close of period -
03/31/00............................$ 71,354,108

==========















Notes to Schedule III - Continued
Boston Capital Tax Credit Fund L.P. - Series 24

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period -
04/01/95........................$          0

  Current year additions*.............................$  176,661
                                                       ---------

Balance at close of period -
03/31/96............................$    176,661

  Current year additions*.............................$1,093,319
                                                       ---------

Balance at close of period -
03/31/97............................$  1,269,980

  Current year additions*.............................$2,321,086
                                                       ---------

Balance at close of period -
03/31/98............................$  3,591,066

  Current year additions*........................... $2,545,309
                                                      ---------

Balance at close of period -
03/31/99............................$  6,136,375

  Current year additions*............................$2,475,802
                                                      ---------

Balance at close of period -
03/31/00............................$  8,612,177

===========




*_Total includes current year expense and amounts capitalized to building basis.













                                 Boston Capital Tax Credit Fund IV L.P. - Series
25
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
352 Lenox
Associates      546,821      6,250     167,568  1,616,323     6,250   1,783,891
1,790,141    165,568   9/97  10/96   5-27.5

Century
East II         548,149     70,000     888,314     19,251    70,000     907,565
977,565     96,215   6/96   8/96   5-27.5

Dogwood
Park          2,607,943    235,000           0  6,461,416   241,948   6,461,416
6,703,364    838,651  10/96  12/95   5-27.5

Dublin
Housing II      679,594     15,000           0    816,370    15,000     816,370
831,370    104,868  12/96  09/96   5-27.5

Ethel
Housing         813,620     18,600   1,058,460     95,307    18,600   1,153,767
1,172,367    101,674  12/96  06/96   5-27.5

Horse Cave      847,336     75,000   1,053,944          0    75,000   1,053,944
1,128,944     96,185  11/96   5/96   5-27.5

Hurricane
Hills LC      1,284,165    150,000     416,357  3,243,817   248,816   3,660,174
3,908,990    252,812   4/97   9/96   5-27.5

Laurelwood
Park          2,379,294    230,000   5,379,607      4,225   230,000   5,383,832
5,613,832    696,283  10/96   2/96   5-27.5

                                 Boston Capital Tax Credit Fund IV L.P. - Series
25
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Main Everett    624,475      95,786   1,378,380          0   95,786   1,378,380
1,474,166     161,205   6/96   6/96   5-27.5

Maple Hill    1,088,998     182,000   1,560,386    (39,303) 182,000   1,521,083
1,703,083     101,498   2/98   2/97   5-27.5

Mokapoke LP   1,222,114      60,000   1,907,937          0   60,000   1,907,937
1,967,937     191,174   4/96   2/96   5-27.5

MRH LP          237,562     105,726   3,610,331    153,590  105,726   3,763,921
3,869,647     475,416   6/96   1/97   5-27.5

New Madison
Park IV       7,675,615     541,624  11,606,586    154,609  541,624  11,761,195
12,302,819   1,636,100   3/97   5/96   5-27.5

Ohio
Investors     1,974,106      31,650   2,354,099     45,020   31,650   2,399,119
2,430,769     409,843   9/95   2/96   5-27.5

Osborne
Housing         431,278      50,667   1,099,730     50,563   50,667   1,150,293
1,200,960     119,685  12/96   6/96   27.5

Rose Square     397,186     106,942     615,913    (16,588) 106,942     599,325
706,267      40,692   2/97  10/96   5-27.5

Sandstone
Village       1,210,236      96,047           0  2,598,988   96,047   2,598,988
2,695,035     336,386   8/96  11/95   5-27.5

Shannon
Housing       1,265,294      34,800   1,466,352    148,588   34,800   1,614,940
1,649,740     150,142   1/97   4/96   40.7

Smith House   2,154,448     107,284   5,108,688    119,728  107,284   5,228,416
5,335,700     759,615   3/97   4/96   5-27.5

                                 Boston Capital Tax Credit Fund IV L.P. - Series
25
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
SG Wyandotte  3,358,488     950,000   1,254,765  5,069,945   950,000  6,324,710
7,274,710     731,311   2/97   4/96   5-27.5

Sutton Place  6,160,000     352,500   7,055,577    907,521   352,500  7,963,098
8,315,598   1,181,997  10/97  11/96   5-27.5

West Point
Housing       1,157,786      75,000   1,188,623    457,952    75,000  1,646,575
1,721,575     137,698   4/96   9/96   40.7
             ----------   ---------  ---------- ---------- --------- ----------
----------   ---------
             38,664,508   3,589,876  49,171,617 21,907,322 3,695,640 71,078,939
74,774,579   8,785,018
             ==========   =========  ========== ========== ========= ==========
==========   =========


Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1999.

**There were no carrying costs as of December 31, 1999. The column has been omitted for presentation purposes.








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

-----------
Balance at close of period -
03/31/98............................$ 73,840,309


                                     F-247
Notes to Schedule III - Continued
Boston Capital Tax Credit Fund IV L.P. - Series 25

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

-----------
Balance at close of period -
03/31/99............................$ 74,492,058

Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................    282,521
    Other.............................................          0
                                                       ----------

$    282,521
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------

$          0

-----------
Balance at close of period -
03/31/00............................$ 74,774,579

===========



















Notes to Schedule III - Continued
Boston Capital Tax Credit Fund IV L.P. - Series 25

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period -
04/01/95.........................$         0

  Current year additions*...............................$
20,636
                                                         --
-------

Balance at close of period -
3/31/96..............................$    20,636

  Current year
additions*...............................$1,056,849
                                                         --
-------

Balance at close of period -
3/31/97..............................$ 1,077,485

  Current year
additions*...............................$2,388,275
                                                         --
-------

Balance at close of period -
3/31/98..............................$ 3,465,760

  Current year
additions*...............................$2,657,320
                                                         --
-------

Balance at close of period -
3/31/99..............................$ 6,123,080

  Current year
additions*...............................$2,661,938
                                                         --
-------

Balance at close of period -
3/31/00..............................$ 8,785,018

==========

*_Total includes current year expense and amounts capitalized to building basis.
















                                 Boston Capital Tax Credit Fund IV L.P. - Series
26
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
200 East
Ave LP       6,684,674    61,000   7,896,816           0   61,000    7,896,816
7,957,816           0  U/C    01/99   N/A

AVA LP       1,282,181    82,757     914,666     604,352   82,757    1,519,018
1,601,775      99,155  04/98  11/97   5-27.5

Beauregard
Apts.          791,628    70,000   1,640,768           0   70,000    1,640,768
1,710,768     151,654  09/96  08/96   7-40

Beckwood
Manor One    1,043,637    20,000   1,335,215           0   20,000    1,335,215
1,355,215     188,383  10/96  08/96   5-27.5

Bradley
Phase I      2,438,931   290,000   3,476,912       4,136  290,000    3,481,048
3,771,048     230,394  12/97  02/97   20-40

Bradley
Phase II     1,416,746   190,000   2,405,548     (73,893) 190,000    2,331,655
2,521,655     157,313  12/97  02/97   20-40

Brookhaven
Apts.          958,345    52,272   1,800,921           0   52,272    1,800,921
1,853,193     145,015  01/97  02/97   7-40

Butler
Apts.          173,388     2,908     314,128           0    2,908      314,128
317,036      25,455  10/96  08/96   40


                                 Boston Capital Tax Credit Fund IV L.P. - Series
26
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Calgory
Apts. I        634,005   100,000     985,781       7,197  100,000      992,978
1,092,978     117,803  12/95  02/96   5-27.5

Calgory
Apts. II       634,520   100,000     988,294       6,363  100,000      994,657
1,094,657     117,389  12/95  02/96   5-27.5

Calgory
Apts. III      633,438   100,000     983,301       6,716  100,000      990,017
1,090,017     117,621  12/95  02/96   5-27.5

Cameron
Housing        833,424    74,000   1,736,306           0   74,000    1,736,306
1,810,306     141,223  10/96  08/96   40

Country
Edge         1,087,556   140,000   2,258,924         206  140,000    2,259,130
2,399,130     135,470  12/97  07/97   5-27.5

Decro
Nordoff      1,984,175   555,000   3,240,184     179,753  555,000    3,419,937
3,974,937     323,749  07/97  09/96   5-27.5

East
Park II        573,690    35,000   1,120,448       3,164   35,000    1,123,612
1,158,612     115,550  08/96  08/96   5-27.5



                                 Boston Capital Tax Credit Fund IV L.P. - Series
26
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Edgewood
Estates         618,174     27,000    759,092     13,710    27,000     772,802
799,802     65,486   11/96  06/97    7-40

Edgewood
Park          1,500,000    125,000  2,943,474      4,904   125,000   2,948,378
3,073,378    320,221   01/97  05/96    5-27.5

Escher St.    2,459,028    100,000    356,532  6,184,657   100,000   6,541,189
6,641,189    415,960   05/98  04/97    5-27.5

Grandview
Apts.         1,170,026    180,000  2,198,865     10,763   180,000   2,209,628
2,389,628    214,956   08/96  08/96    5-27.5

Grayson
Manor         1,070,064     80,000  1,733,403     (9,676)   80,000   1,723,727
1,803,727     99,811   11/98  03/98    5-27.5

GVA LP        1,151,868     54,946  1,445,428          0    54,946   1,445,428
1,500,374    114,194   11/97  04/97    5-27.5
Hanover
Towers        4,960,114    580,000  7,092,714    (13,689)  580,000   7,079,025
7,659,025    465,692   11/97  02/97    5-27.5

Holly
Hills         1,331,737     60,000  1,685,727          0    60,000   1,685,727
1,745,727    114,958   08/97  05/97    5-27.5

Jackson
Bond         5,000,000    536,323    952,071  6,774,466   536,323   7,726,537
8,262,860     71,910   12/99  11/98    5-27.5


                                                              F-252
                                 Boston Capital Tax Credit Fund IV L.P. - Series
26
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Lake IV
Apts.           642,070     85,000  1,016,090      5,398    85,000   1,021,488
1,106,488    120,954   12/95  02/96    5-27.5

Lake V
Apts.           615,303     85,000  1,018,755      3,327    85,000   1,022,082
1,107,082    121,474   12/95   2/96    5-27.5

Liberty
Village       1,740,147     43,085  2,165,569      5,128    44,000   2,170,697
2,214,697    227,151   05/97  01/97    5-27.5

Little Valley
Estates       1,150,834     44,000  1,453,331     81,841    44,000   1,535,172
1,579,172    116,970   04/97  01/97    5-27.5

Mason
LP              930,570     14,000  1,195,375      2,807    14,000   1,198,182
1,212,182    191,379   01/96  02/96    5-27.5

Maxton
Green           970,140     30,500  1,264,803       (420)   30,500   1,264,383
1,294,883    178,769   12/96  09/96    5-27.5

MB Apts.      1,016,983    350,000  2,321,961          0   350,000   2,321,961
2,671,961    224,678   06/97  03/96    5-27.5

Meridian
Housing       1,148,081     72,000  1,137,270    359,586    72,000   1,496,856
1,568,856     38,679   05/99  12/98    7-40

Mosby Forest    741,447     31,275  1,342,190      4,656    31,275   1,346,846
1,378,121    180,510   10/96  10/96    5-27.5



                                 Boston Capital Tax Credit Fund IV L.P. - Series
26
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.    Con-   Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-    struct uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total    ciation   Date   Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
New Devonshire
II              778,919     76,211    904,064     32,858    76,211    936,922
1,013,133    122,010   12/96  01/97   5-27.5

New Devonshire
West            540,175     31,000    628,776     26,165    31,000    654,941
685,941     82,925   01/97  01/97   5-27.5

Powell
Valley          770,212     78,947  2,310,346       (200)   78,947  2,310,146
2,389,093    118,943   12/98  03/98   5-27.5

SG Hazeltine  1,427,113    464,955  2,934,870    285,252   464,955  3,220,122
3,685,077    355,895   01/97  06/96   5-27.5

Southwind
Apts.           770,882     32,000  1,607,903          0    32,000  1,607,903
1,639,903    132,060   12/96  08/96   40

TR Bobb
Apts.           738,492     75,000  1,530,233          0    75,000  1,530,233
1,605,233    140,917   01/96  08/96   40

Timmonsville
Green         1,071,730     41,000  1,427,096     12,085    41,000  1,439,181
1,480,181    193,762   02/97  10/96   5-27.5

Tremont
Station       1,049,375     35,803  1,633,750     90,072    35,803  1,723,822
1,759,625    143,369   11/96  05/96   5-27.5


                                                               F-254
                                  Boston Capital Tax Credit Fund IV L.P. - Series 26
                               Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 2000
                                                Subsequent
                                  Initial       capitalized   Gross amount at which
                              cost to company     costs**    carried at close of period
                              ---------------   -----------  --------------------------
                                 Buildings                        Buildings
Accum.    Con-    Acq-   Depre-
              Encum-               and im-    Improve-             and im-
Depre-    struct  uired  ciation
Description  brances       Land  provements    ments      Land    provements    Total
ciation   Date    Date   Life
--------------------------------------------------------------------------------------------
---------------------------------
The
Willows      814,335     13,000  1,067,939         (1)   13,000   1,067,938     1,080,938
114,552   05/96  05/96   5-27.5

VVA LP     1,158,951     21,861    935,951    559,866    21,861   1,495,817     1,517,678
97,183   10/98  04/97   7-40

Warrensburg
Heights    1,117,122     23,370  1,397,872      7,936    23,370   1,405,808     1,429,178
210,436   11/96  12/96   5-27.5

WPVA LP    1,165,589     45,000    929,628    546,701    45,000   1,476,329     1,521,329
106,640   03/98  04/97   5-27.5
          ----------  --------- ---------- ---------- ---------  ----------   -----------  -
--------
          60,789,819  5,309,213 80,489,290 15,726,186 5,310,128  96,215,476   101,525,604
7,168,618
          ==========  ========= ========== ========== =========  ==========   ===========
=========

U/C Project under construction as of March 31, 2000.

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31,
1999.

**There were no carrying costs as of December 31, 1999. The column has been omitted for presentation purposes.
















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





Notes to Schedule III-Continued
Boston Capital Tax Credit Fund IV L.P. - Series 26

Reconciliation of Land, Building & Improvements current year changes

Balance at close of period -
03/31/99............................$ 86,070,366
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................  7,957,816
    Improvements, etc.................................  7,497,422
    Other.............................................          0
                                                       ----------

$ 15,455,238

 Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------

$          0

-----------
Balance at close of period -
03/31/00............................$101,525,604

===========


Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period -
04/01/96.........................$         0

  Current year additions*...............................$
361,387
                                                         --
-------

Balance at close of period -
3/31/97..............................$   361,387

  Current year
additions*...............................$1,764,231
                                                         --
-------

Balance at close of period -
3/31/98..............................$ 2,125,618

  Current year
additions*...............................$2,289,241
                                                         --
-------

Balance at close of period -
3/31/99..............................$ 4,414,859

  Current year
additions*...............................$2,753,759
                                                         --
-------

Balance at close of period -
3/31/00..............................$ 7,168,618

=========


*_Total includes current year expense and amounts capitalized to building basis.


                                 Boston Capital Tax Credit Fund IV L.P. - Series
27
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
AHAB Project
#1               494,868      2,850  1,253,094      3,382      2,850   1,256,476
1,259,326   86,516  11/97   06/97   5-27.5

Angelou
Court            821,644          3  2,685,763          0          3   2,685 763
2,685,766   34,784  U/C     10/97   5-27.5

Canisteo         892,095     46,553  1,567,499     33,652     46,553   1,601,151
1,647,704  115,617  04/98   04/98   5-27.5

Casa Rosa        990,690          0  2,487,701    518,416          0   3,006,117
3,006,117        0  04/98   09/97   N/A

Centrum
Fairfax II     6,701,698  1,054,099          0  7,444,901  1,054,099   7,444,901
8,499,000  492,883  06/97   08/96   5-27.5

Harbor LP     12,356,007  1,250,000 14,491,429    (36,729) 1,250,000  14,454,700
15,704,700  971,094  11/97   02/97   5-40
Harrisonville  1,343,267    102,637  3,021,382      2,847    102,637   3,024,229
3,126,866  361,938  12/96   01/98   5-27.5

Holly
Heights          497,054     31,914          0  1,780,662     31,914   1,780,662
1,812,576   68,530  08/98   04/97   5-27.5

Kiehl Partners 9,200,000    747,825 13,193,825          0    747,825  13,193,825
13,941,650  404,483  06/99   11/99   5-27.5
Lake
Apts. II         610,341     80,000    930,841      8,520     80,000     939,361
1,019,361   83,168  12/95   01/97   5-27.5

                                 Boston Capital Tax Credit Fund IV L.P. - Series
27
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Magnolia
Place            886,071    150,000          0  1,596,432    160,500   1,596,432
1,756,932    97,110  01/98  11/97   5-27.5

Northrock
Housing        1,244,499    250,478  1,356,518          0    250,478   1,356,518
1,606,996     4,574  U/C    05/99   10-40

Pear Village     612,730     50,000    512,155    545,102     50,000   1,057,257
1,107,257   118,584  02/97  08/96   5-27.5

Randolph
Village        5,918,594  1,168,500          0  9,192,092  1,168,500   9,192,092
10,360,592   597,268  08/97  09/96   5-27.5

Sunday Sun       923,588    156,600  1,638,376          0    156,600   1,638,376
1,794,976   206,666  12/96  10/96   5-27.5

Wayne Housing  9,436,650  1,200,000          0 13,312,731    903,435  13,312,731
14,216,166   607,209  04/98  11/96   5-27.5
              ----------  --------- ---------- ----------  ---------  ----------
--------- ---------
              52,929,796  6,291,459 43,138,583 34,402,008  6,005,394  77,540,591
83,545,985 4,250,424
              ==========  ========= ========== ==========  =========  ==========
========== =========

U/C Project under construction at March 31, 2000.

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1999.

**There were no carrying costs as of December 31, 1999. The column has been omitted for presentation purposes.



Notes to Schedule III
Boston Capital Tax Credit Fund IV L.P. - Series 27

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of
period-04/01/96..........................$          0
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................  5,779,730
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------

$  5,779,730
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------

$          0

-----------
Balance at close of period -
03/31/97............................$  5,779,730
  Additions during period:
    Acquisitions through foreclosure..................$20,677,829
    Other acquisitions................................ 17,177,150
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------

$ 37,854,979
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------

$          0

-----------
Balance at close of period -
03/31/98............................$ 43,634,709
  Additions during period:
    Acquisitions through foreclosure..................$ 4,738,071
    Other acquisitions................................ 17,179,919
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------

$ 21,917,990
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------

$          0

-----------
Balance at close of period -
03/31/99............................$ 65,552,699




Notes to Schedule III - Continued
Boston Capital Tax Credit Fund IV L.P. - Series 27

Reconciliation of Land, Building & Improvements current year changes

Balance at close of period -
03/31/99............................$ 65,552,699
  Additions during period:
    Acquisitions through foreclosure..................$15,548,646
    Other acquisitions................................  2,444,640
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------

$ 17,993,286
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------

$          0

-----------
Balance at close of period -
03/31/00............................$ 83,545,985

==========



Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period -
04/01/96.........................$         0

  Current year additions*...............................$
10,734
                                                         --
-------

Balance at close of period -
3/31/97..............................$    10,734

  Current year additions*...............................$
594,951
                                                         --
-------

Balance at close of period -
3/31/98..............................$   605,685

  Current year
additions*...............................$1,573,377
                                                         --
-------

Balance at close of period -
3/31/99..............................$ 2,179,062

  Current year
additions*...............................$2,071,362
                                                         --
-------

Balance at close of period - 3/31/00............................
$ 4,250,424

=========




                                 Boston Capital Tax Credit Fund IV L.P. - Series
28
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
1374 Boston
Post Road        545,638    100,000  1,086,670     69,441    100,000   1,156,111
1,256,111  124,461   06/97  02/97   5-27.5

Ashberry Manor   643,828    100,500  1,192,737          0    100,500   1,192,737
1,293,237   89,246   03/97  02/97   5-27.5

Athens       1,375,000    327,639  2,978,391  2,066,923    342,639   5,045,314
5,387,953  149,805   U/C    10/98   N/A

Bienville, L.P.  962,445     20,300  1,194,688          0     20,300   1,194,688
1,214,988  106,703   02/97  02/97   7-40

Blanchard Apts   915,706     20,000    807,233    322,949     46,728   1,130,182
1,176,910   61,564   07/97  07/97   7-70

Chandler Village 910,283     32,000  1,249,842          0     32,000   1,249,842
1,281,842  117,610   07/97  04/97   5-30

Cottonwood       737,514     20,000          0    964,795     20,000     964,795
984,795   55,051   07/97  07/97   5-27.5

Evangeline
Apartments       973,887     20,000  1,364,939          0     20,000   1,364,939
1,384,939   97,785   01/98  11/97   7-40
Evergreen III    935,934      6,000  1,250,781      9,159      6,000   1,259,940
1,265,940  147,500   04/97  02/97   5-27.5

Fairway II LP  1,066,155     48,000  1,277,751      1,616     48,000   1,279,367
1,327,367  110,440   03/97  12/96   7-40



                                 Boston Capital Tax Credit Fund IV L.P. - Series
28
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total     ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Fort Bend      2,845,082    538,500          0  7,317,148    538,500   7,317,148
7,855,648  118,673   U/C    04/98  N/A

Jackson Place    976,169     74,943  2,095,999    (57,061)    74,943   2,038,938
2,113,881  135,069   10/97  07/97  5-27.5

Maplewood        910,659     47,125  1,923,321          0     47,125   1,923,321
1,970,446   82,368   08/98  03/98  5-27.5

Milton Senior
L.P.           1,167,648     51,400  2,385,863     17,128     51,400   2,402,991
2,454,391  237,311   06/97  02/97  5-27.5

Neighborhood   2,448,660     42,825  6,368,910          0     42,825   6,368,910
6,411,735  446,900   02/98  02/98  5-27.5

Pin Oak
Elderly Assoc. 9,171,341    832,000  7,701,570  7,633,573  2,024,000  15,335,143
17,359,143 1,165,053  01/96  11/97  5-27.5
Randolph
Village        5,918,594  1,168,500  9,187,147      4,945  1,168,500   9,192,092
10,360,592  597,268   08/97  12/97  5-27.5
RVKY,LP        1,341,590     65,582  1,315,622    370,442     65,582   1,686,064
1,751,646  125,663   04/98  11/97  5-27.5

Sand Lane
Manor            685,635    104,000          0  1,217,985    104,000   1,217,985
1,321,985   54,069   04/98  08/97  5-27.5

Senior Suites
Chicago        4,120,869     14,922          0  7,293,247     14,922   7,293,247
7,308,169  282,706   12/98  12/97  5-27.5


                                 Boston Capital Tax Credit Fund IV L.P. - Series
28
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Summer House   1,145,070     62,370  3,451,950          0     62,370   3,451,950
3,514,320   149,814   07/98  01/98  5-27.5

Terraceview
Apartments       795,377     16,900  1,612,988     24,900     16,900   1,637,888
1,654,788   173,699   10/97  07/97  5-27.5

Tilghman Square
LP               809,340     60,314  1,108,725      6,366     60,314   1,115,091
1,175,405   101,672   10/97  11/97  5-27.5

Wellston
Village          375,820     12,500    412,617    106,366     12,500     518,983
531,483    44,240   08/97  04/97  5-27.5
West Memphis
(Clubview)     3,033,719    481,388  7,259,784     89,760    481,388   7,349,544
7,830,932   974,746   11/96  12/97  5-27.5

Yale Place       109,181     12,500    238,542    111,042     12,500     349,584
362,084    32,656
              ----------  --------- ---------- ----------  ---------- ----------
---------- ---------
              44,921,144  4,280,208 57,466,070 27,570,724  5,513,936  85,036,794
90,550,730 5,782,072
             ===========  ========= ========== ==========  =========  ==========
========== =========

U/C - Project under construction as of March 31, 2000.

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1999.

**There were no carrying costs as of December 31, 1999. The column has been omitted for presentation purposes.

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

-----------
Balance at close of period -
03/31/99............................$ 80,929,797

                                      F-265Notes to Schedule III
- Continued
Boston Capital Tax Credit Fund IV L.P. - Series 28

Reconciliation of Land, Building & Improvements current year changes

Balance at close of period -
03/31/99............................$ 80,929,797
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc.................................  9,620,933
    Other.............................................          0
                                                       ----------

$  9,620,933
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------

$          0

-----------
Balance at close of period -
03/31/00............................$ 90,550,730

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

  Current year
additions*...............................$2,674,330
                                                         --------
-

Balance at close of period -
03/31/00.............................$  5,782,072

==========




*Total includes current year expense and amounts capitalized to building basis.




                                 Boston Capital Tax Credit Fund IV L.P. - Series
29
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Barrington
Cove           2,087,747    183,750  6,403,281     25,236    183,750   6,428,517
6,612,267  606,355    05/97 04/97  5-39

Bryson Apts      389,037     10,728    269,886    254,885     10,728     524,771
535,499   42,794    01/98 08/97  5-27.5

Collins.
Housing          688,961     22,500    370,580    495,817     22,500     866,397
888,897   55,544    06/98 09/97  5-27.5
Dogwood Rural
Assoc.         1,375,763     56,332  1,616,052    478,806     56,332   2,094,858
2,151,190   74,868    05/99 10/98  5-27.5

Edgewood
Apts.          2,000,000    283,199  3,951,368          0    283,199   3,951,368
4,234,567  163,398    09/98 03/98  5-27.5

Emerald
Trace            982,709     43,548          0  2,658,982     43,548   2,658,982
2,702,530   55,117    04/99 08/98  5-27.5

Forest Hill
Apts           2,944,098    191,250          0  5,516,703    221,250   5,516,703
5,737,953  166,507    11/98 07/97  5-27.5

Glenbrook Apts   517,778      4,606    674,111      6,234      4,606     680,345
684,951   65,649    03/97 12/97  5-27.5


                                                               F-267
                            Boston Capital Tax Credit Fund IV L.P. - Series 29
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Harbor Pointe  1,565,000    280,000  5,672,581          0    280,000   5,672,581
5,952,581   42,423    10/99 01/99  5-40

Jacksboro Apts   610,501     31,893    268,583    494,937     31,893     763,520
795,413   63,175    01/98 12/97  5-27.5

Jackson
Partners       5,690,000    300,067  6,039,223  3,437,563    315,352   9,476,786
9,792,138  698,205    06/98 12/96  5-27.5

Kiehl
Partners       9,200,000    747,825  9,410,576  3,783,249    747,825  13,193,825
13,941,650  404,483    06/99 02/98  5-27.5

Lombard
Partners         796,667     25,000  1,470,259          0     25,000   1,470,259
1,495,259   88,213    07/98 10/98  5-27.5

Lutkin
Bayou Assoc      829,254     25,000    878,839     54,698     25,000     933,537
958,537   71,913    07/97 11/97  5-27.5

The Lincoln
Hotel            798,545          0  1,454,115    104,493          0   1,558,608
1,558,608  125,696    07/97  02/97 5-27.5

Northfield
Apts III       4,290,000    200,613  5,814,532  1,110,699    214,213   6,925,231
7,139,444  605,159    02/98  12/96 5-27.5

Northway
Drive          1,539,843    280,849      1,480  4,792,275    280,849   4,793,755
5,074,604  236,200    03/98  04/97 5-45

Ozark Assoc      459,341     13,750    511,269     29,609     13,750     540,878
554,628   42,863    07/97  10/97 5-27.5

                                 Boston Capital Tax Credit Fund IV L.P. - Series
29
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Palmetto
Place            844,130     56,000          0  2,106,692    12,000  2,106,692
2,118,692    46,234   04/99  10/98   5-27.5

Poplarville
Apts             395,540     12,000    406,502     28,382    12,000    434,884
446,884    32,577   07/97  10/97   5-27.5

Rhome Apts       521,954      8,313    675,804      4,916     8,313    680,720
689,033    65,792   07/97  12/97   5-27.5

Westfield Apts   878,958     49,748  1,773,153          0    49,748  1,773,153
1,822,901    96,197   08/98  11/97   5-27.5
              ----------  --------- ---------- ---------- --------- ---------- -
--------- ---------
              39,405,826  2,826,971 47,662,194 25,384,176 2,841,856 73,046,370
75,888,226 3,849,362
              ==========  ========= ========== ========== ========= ==========
========== =========


Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1999.

**There were no carrying costs as of December 31, 1999. The column has been omitted for presentation purposes.






                                                            F-269
Notes to Schedule III
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

----------
Balance at close of period -
03/31/99............................$ 60,870,012
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................  5,952,581
    Improvements, etc.................................  9,065,633
    Other.............................................          0
                                                       ----------

$ 15,018,214
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------

$          0

----------
Balance at close of period -
03/31/00............................$ 75,888,226

==========






Notes to Schedule III - Continued
Boston Capital Tax Credit Fund IV L.P. - Series 29

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

  Current year additions*.............................$1,330,842
                                                       ---------

Balance at close of period -
3/31/99..............................$ 1,602,322
  Current year additions*.............................$2,247,040
                                                       ---------

Balance at close of period -
3/31/00..............................$ 3,849,362

=========

*Total includes current year expense and amounts capitalized to building basis.




























                                 Boston Capital Tax Credit Fund IV L.P. - Series
30
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Bellwood
Four             701,357     45,000    676,598    704,456     45,000   1,381,054
1,426,054   99,153   05/98  09/97   5-27.5

Bowie Apts     1,144,782     32,714    267,955  1,197,157     32,714   1,465,112
1,497,826   78,852   10/98  08/97   5-27.5

Byam.          1,423,170    185,000  2,261,674    (28,934)   185,000   2,232,740
2,417,740  150,258   02/98  02/98   5-27.5

C.V.V.A. LP    1,553,839     60,000  1,250,961    652,797     60,000   1,903,758
1,963,758  116,008   U/C    03/98   5-27.5

Emerald
Trace II         447,964     20,500  1,322,164          0     20,500   1,322,164
1,342,664   39,661   12/98  07/98   5-27.5

F.V.A. LP        894,398     36,000    668,440    426,716     36,000   1,095,156
1,131,156   66,120   07/99  03/98   5-27.5

Graham
Apts           1,543,560     45,563    366,387  1,476,004     45,563   1,842,391
1,887,954  123,500   09/98  03/98   5-27.5

Hillside
Terrace        1,931,755    369,421  4,812,286          0    369,421   4,812,286
5,181,707        0   U/C    04/99   N/A

JMC Limited
Liability        793,045     50,000          0  1,707,787     11,000   1,707,787
1,718,787   82,999   03/98  08/97   5-27.5

Jeffries
Assoc.         1,475,570     62,000  1,662,694    400,952     62,000   2,063,646
2,125,646   70,059   05/99  10/98   5-27.5

K.G.V.A. LP    1,880,395    112,000  1,697,834    634,838    112,000   2,332,672
2,444,672  143,006   02/99  03/98   5-27.5

                                 Boston Capital Tax Credit Fund IV L.P. - Series
30
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Linden
Partners         938,637      4,848  1,819,922          0      4,848   1,819,922
1,824,770    31,804   06/99  07/98   7-40

Madison
Partners L.P.  1,832,853    314,510    788,736  4,598,327    322,023   5,387,063
5,709,086   239,762   03/99  11/97   5-27.5

Mesa
Grande         1,791,923          0  4,153,914     27,873          0   4,181,787
4,181,787         0   12/98   2/98   N/A

Millwood       8,360,000    892,181          0 11,500,276    869,681  11,500,276
12,369,957    28,878   11/99  12/98   10-40

Nocona
Apts             849,597     15,651    207,520    898,155     15,651   1,105,675
1,121,326    48,706   12/98  08/97   5-27.5

Pyramid One      613,592    100,000  1,445,832          0    100,000   1,445,832
1,545,832    15,555   11/99  04/99   5-27.5

Sunrise Homes    785,000          0  2,679,914     80,845          0   2,760,759
2,760,759         0   12/98  02/98    N/A

Trinity Life
Gardens          810,542     65,575  2,309,061          0     65,575   2,309,061
2,374,636         0   12/99  04/99    N/A

West
Swanzey          684,661     94,900  2,010,096     48,292     94,900   2,058,388
2,153,288   124,361   02/98  07/97   5-27.5
              ----------  --------- ----------  ---------  ---------  ----------
----------  --------
              30,456,640  2,505,863 30,401,988 24,325,541  2,451,876  54,727,529
57,179,405 1,458,682
              ==========  ========= ==========  =========  =========  ==========
==========  ========
U/C - Project under construction as of March 31, 2000.

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1999.

**There were no carrying costs as of December 31, 1999. The column has been omitted for presentation purposes.

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

-----------
Balance at close of period -
03/31/99............................$ 31,849,900
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................  9,102,175
    Improvements, etc................................. 16,227,330
    Other.............................................          0
                                                       ----------

$ 25,329,505
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------

$          0

-----------
Balance at close of period -
03/31/00............................$ 57,179,405

===========





Notes to Schedule III - Continued
Boston Capital Tax Credit Fund IV L.P. - Series 30

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period -
04/01/97.........................$         0

  Current year additions*.............................$   49,478
                                                       ---------

Balance at close of period -
03/31/98.............................$    49,478

  Current year additions*.............................$  463,672
                                                       ---------

Balance at close of period -
03/31/99.............................$   513,150
  Current year additions*.............................$  945,532
                                                       ---------

Balance at close of period -
03/31/00.............................$ 1,458,682
==========


*Total includes current year expense and amounts capitalized to building basis.




























                                 Boston Capital Tax Credit Fund IV L.P. - Series
31
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Brittany
Square           646,111    247,000  1,280,705          0   247,000   1,280,705
1,527,705   49,971   07/98  07/98   5-27.5

Canton
Housing I      2,254,907     99,900  2,245,160    554,884    99,900   2,800,044
2,899,944  200,453   07/98  11/97   5-27.5

Canton
Housing II     1,138,918     66,920  1,023,746    274,621    66,920   1,298,367
1,365,287   95,863   07/98  11/97   5-27.5

Canton
Housing III      842,583     38,205    799,913    209,826    38,205   1,009,739
1,047,944   72,826   07/98  11/97   5-27.5

Canton
Housing IV       818,546     40,500    784,923    194,642    40,500     979,565
1,020,065   72,151   07/98  11/97   5-27.5

Cleveland
Partners       1,785,786    244,500  1,941,969  3,449,923   265,000   5,391,892
5,656,892  357,093   06/98  11/97   5-27.5

Double
Springs          411,900    157,000    960,378    505,494   157,000   1,465,872
1,622,872   43,844   03/99  09/98   5-27.5

Eagle's Ridge
Terrace        1,855,817     63,200    508,815  1,865,406    63,200   2,374,221
2,437,421  114,361   05/98  12/97   5-27.5

                                 Boston Capital Tax Credit Fund IV L.P. - Series
31
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Ellisville
L.P.            672,193      31,000    723,650    168,205    31,000     891,855
922,855   47,716   06/98  12/97   5-27.5
G.A.V.A. L.P    723,946      35,500    616,645    274,109    35,500     890,754
926,254   42,914   02/99  03/98   5-27.5

Hattiesburg
L.P.            832,170      15,000    979,143    195,100    15,000   1,174,243
1,189,243   60,132   06/98  12/97   5-27.5

Henderson
Terrace L.P.    531,326      22,000    221,549    457,907    22,000     679,456
701,456   27,833   09/98  11/97   5-27.5

Heritage
I L.P.          894,368      46,000    522,601    830,209    46,014   1,352,810
1,398,824   74,326   05/98  10/97   5-27.5

Hurricane
Hills L.P.      800,000     121,171  3,086,025     12,332   121,171   3,098,357
3,219,528  172,811   08/98  09/97   5-27.5

Lakeview
Little Elm      453,402      28,750    255,929    316,844    28,750     572,773
601,523   31,038   01/99  11/97   5-27.5

Level Creek  12,790,000   1,120,908          0 13,482,534 1,120,908  13,482,534
14,603,442  573,737   05/99  05/98   5-27.5




                                                             F-277
                                  Boston Capital Tax Credit Fund IV L.P. -
Series 31
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Mesquite
Trails L.P.     696,028      10,860    240,143    708,431    10,860     948,574
959,434   46,218   11/98  11/97   5-27.5

Montfort
Housing       3,828,288     436,143  2,661,689  1,531,646   436,143   4,193,335
4,629,478  233,180   10/98  09/97   5-27.5

N.M.V.A. L.P.   870,118      44,114    679,817    397,199    44,114   1,077,016
1,121,130   46,708   04/99  03/98   5-27.5

Pilot
Point L.P.      781,667      65,570    339,377    601,364    65,570     940,741
1,006,311   39,595   02/99  11/97   5-27.5

Riverbend
Apts.           785,487     201,961          0  2,494,490   201,961   2,494,490
2,696,451  107,055   07/98  10/97   5-27.5

San Angelo
Bent Tree     2,800,000     294,023          0  6,593,198   300,841   6,593,198
6,894,039  103,204   07/99  12/97   5-27.5

Sencit
Hampden L.P.  2,291,524     307,860          0  5,080,270   307,860   5,080,270
5,388,130  181,486   09/98  10/97   7-40

Silver
Creek         3,400,000     175,000          0  9,009,029   175,000   9,009,029
9,184,029  191,151   08/99  03/98   5-27.5


                                                              F-278
                                 Boston Capital Tax Credit Fund IV L.P. - Series
31
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Summerdale
Partners      5,841,800    420,540  1,386,000  4,952,459    271,620   6,338,459
6,610,079   151,222   04/99  12/98   5-27.5

Windsor Park
Partners      7,500,000    248,000  5,105,823  7,335,577    269,011  12,441,400
12,710,411   621,737   03/99  11/97   5-27.5
            -----------  --------- ---------- ----------  ---------  ----------
---------- ---------
             56,246,885  4,581,625 26,364,000 61,495,698  4,481,048  87,859,699
92,340,747 3,758,625
            ===========  ========= ========== ==========  =========  ==========
========== =========


Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1999.

**There were no carrying costs as of December 31, 1999. The column has been omitted for presentation purposes.








                                                             F-279
Notes to Schedule III
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

$ 20,789,823
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------

$          0

----------
Balance at close of period -
03/31/98............................$ 20,789,823
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................ 10,155,803
    Improvements, etc................................. 23,622,080
    Other.............................................          0
                                                       ----------

$          0

----------

$ 33,777,883
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------

$          0

----------
Balance at close of period -
03/31/99............................$ 54,567,706
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................          0
    Improvements, etc................................. 37,773,041
    Other.............................................          0
                                                       ----------

$ 37,773,041
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------

$          0

----------
Balance at close of period - 03/31/00..........................
$ 92,340,747
==========

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
                                                       ---------

Balance at close of period -
3/31/99..............................$ 1,015,520
  Current year additions*.............................$2,743,105
                                                       ---------

Balance at close of period -
3/31/00..............................$ 3,758,625
=========


*Total includes current year expense and amounts capitalized to building basis.


























                                  Boston Capital Tax Credit Fund IV L.P. -
Series 32
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
200 East Ave.  6,684,674     61,000  7,896,816          0     61,000  7,896,816
7,957,816          0  U/C    01/99   N/A

Athens
Partners       1,375,000    327,639  2,978,391  2,066,923    342,639  5,045,314
5,387,953    149,805  06/99  10/98   5-27.5

Chardonnay L.P.   84,781      5,200    586,804     12,641      5,200    599,445
604,645     77,851  01/97  01/98   5-27.5

Cogic
Village        2,456,395    115,000          0  8,689,057    115,000  8,689,057
8,804,057    335,999  07/99  04/98   5-27.5

Courtside        920,726    146,529  2,820,490          0    146,529  2,820,490
2,967,019    136,637  07/98  06/98   7-40

FFLM
Assoc.         7,992,895  1,359,240 12,454,121    (12,725) 1,359,240 12,441,396
13,800,636  2,233,565  01/95  01/98   5-40

Indiana Dev
(Clear Creek)  1,744,318     55,000  3,760,163          0     55,000  3,760,163
3,815,163     39,459  09/99  07/98   5-27.5

Jackson
Bond           5,000,000    536,323    952,071  6,774,466    536,323  7,726,537
8,262,860     71,910  12/99  07/98   5-27.5

Keist
Townhomes      2,717,133    622,558          0 11,565,784    622,558 11,565,784
12,188,342          0  12/99  11/98   N/A

Martinsville I  222,840    24,000          0           0      24,000           0
24,000         0  U/C     08/98   N/A

                                 Boston Capital Tax Credit Fund IV L.P. - Series
32
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Parkside Plaza        0         0          0           0           0           0
0         0  U/C     07/99   N/A

Pecan
Manor           456,243    60,400  1,961,002     160,953      60,400   2,121,955
2,182,355    69,510  10/98   07/98   5-27.5

Pearl
Partners      8,000,000   599,461  2,248,687   9,145,631     615,788  11,394,318
12,010,106    98,214  12/99   06/98   5-27.5

Pearlwood
L.P.            927,124   162,032  2,099,724    (300,770)    162,032   1,798,954
1,960,986   119,350  05/98   02/98   5-27.5

Pine
Ridge           490,193    88,220          0   2,134,022      94,833   2,134,022
2,228,855    56,697  01/99   07/98   5-27.5

Pyramid
IV L.P.         333,820    99,500    368,780   2,165,946      99,500   2,534,726
2,634,226         0  U/C     05/98   N/A
             ---------- ---------  ---------- ----------   ---------  ----------
---------- ---------
             39,406,142 4,262,102  38,127,049 42,401,928   4,300,042  80,528,977
84,829,019 3,388,997
             ========== =========  ========== ==========   =========  ==========
========== =========

U/C - Project under construction as of March 31, 2000.
Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1999.

**There were no carrying costs as of December 31, 1999. The column has been omitted for presentation purposes.

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

-----------
Balance at close of period -
03/31/99............................$ 30,592,172

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................ 11,796,979
    Improvements, etc................................. 42,439,868
    Other.............................................          0
                                                       ----------

$ 54,236,847
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------

$          0

-----------
Balance at close of period -
03/31/00............................$ 84,829,019

===========

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period -
04/01/98.........................$         0

  Current year additions*.............................$1,855,693
                                                       ---------

Balance at close of period -
03/31/99..............................$1,855,693
  Current year additions*.............................$1,533,304
                                                       ---------

Balance at close of period -
03/31/00..............................$3,388,997
==========

*Total includes current year expense and amounts capitalized to building basis.
                                     F-284

                                  Boston Capital Tax Credit Fund IV L.P. -
Series 33
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Bradford
Group        1,066,247    101,388           0  2,695,585    101,388  2,695,585
2,796,973     31,899   U/C   10/98   5-27.5

FFLM
Assoc.       7,992,895  1,359,240  12,454,121    (12,725) 1,359,240 12,441,396
13,800,636  2,233,565   01/97 01/98   5-40

Forest
Park           579,543    175,500           0  2,153,114    175,500  2,153,114
2,328,614     63,695   U/C   07/98   5-27.5

Harbour
Pointe       1,565,000    280,000   5,672,581          0    280,000  5,672,581
5,952,581     42,423   10/99 01/99   5-40

Keist
Townhomes    2,717,133    622,558           0 11,565,784    622,558 11,565,784
12,188,342          0   U/C   08/98   N/A

Merchant's
Court        5,044,603          0           0  3,060,740  1,069,682  3,060,740
4,130,422     23,307   U/C   10/98   10-40

NHC #5       2,785,903    387,045           0  6,418,412    387,045  6,418,412
6,805,457    152,881   U/C   03/98   5-27.5

NorthRock
Housing      1,244,499    250,478   1,356,518          0    250,478  1,356,518
1,606,996      4,574   U/C   05/99   10-40


                                  Boston Capital Tax Credit Fund IV L.P. -
Series 33
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Southaven
Park         9,790,000    974,288   1,815,504 10,644,660    999,288 12,460,164
13,459,452    175,907   U/C    10/98   5-27.5

Stearns
Assisted
Living               0          1           0          0         1          0
1          0    U/C    12/99   N/A
            ----------  ---------  ---------- ---------- --------- ---------- --
--------  ---------
            32,785,823  4,150,498  21,298,724 36,525,570 5,245,180 57,824,294
63,069,474  2,728,251
            ==========  =========  ========== ========== ========= ==========
==========  =========

U/C - Project under construction as of March 31, 2000

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1999.

**There were no carrying costs as of December 31, 1999. The column has been omitted for presentation purposes.










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

-----------
Balance at close of period -
03/31/99............................$ 17,889,644
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................  7,559,577
    Improvements, etc................................. 37,620,253
    Other.............................................          0
                                                       ----------

$ 45,179,830
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------

$          0

-----------
Balance at close of period -
03/31/00............................$ 63,069,474

===========

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period -
04/01/98..........................$        0

  Current year
additions*...............................$1,694,284
                                                         --
-------

Balance at close of period -
03/31/99..............................$1,694,284
  Current year
additions*...............................$1,033,967
                                                         --
-------

Balance at close of period -
03/31/00..............................$2,728,251
==========

*Total includes current year expense and amounts capitalized to building basis.

                                  Boston Capital Tax Credit Fund IV L.P. -
Series 34
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Abbey Ridge           0          0           0          0          0          0
0         0   01/00  02/00  N/A

Allison Apts.   949,885    208,000           0    289,579    208,000    289,579
497,579    51,555   01/99  11/98  5-27.5

Belmont
Affordable
Housing         541,844      5,000   2,374,186          0      5,000  2,374,186
2,379,186    74,917   12/98  01/99  5-27.5

Boerne
Creekside     1,037,159    204,622           0          0    204,622          0
204,622         0   U/C    11/98  N/A

Highway 18
Partners     10,550,000    766,286   7,424,418          0    766,286  7,424,418
8,190,704         0   U/C    10/99  N/A

Howard Park     329,144     75,000   1,159,772          0     75,000  1,159,772
1,234,772     7,192   12/99  04/99  5-27.5
Kerville
Meadows       1,612,000    174,699           0  4,324,284    226,306  4,324,284
4,550,590    24,380   04/00  11/98  5-27.5

Merchant's
Court         5,044,603  1,069,682   3,060,740          0  1,069,682  3,060,740
4,130,422    23,307   12/99  02/99  5-27.5

Millwood
Park          8,360,000    892,181           0 11,500,276    869,681 11,500,276
12,369,957    28,878   11/99  12/98  10-40

                                 Boston Capital Tax Credit Fund IV L.P. - Series
34
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Montour
Falls
Village       1,023,444     65,556           0  1,818,553     35,000  1,818,553
1,853,553   54,103  04/99   10/98  5-27.5

Northwood
Homes           827,675     96,000   1,953,479          0     96,000  1,953,479
2,049,479   35,024  06/99   04/99  5-27.5
RHP-96        1,750,912    142,576           0  3,668,511    142,576  3,668,511
3,811,087   21,706  12/99   10/98  5-27.5

Southaven
Partners I    9,790,000    974,288   1,815,504 10,644,660    999,288 12,460,164
13,459,452  175,907  12/99   03/99  5-27.5

Washington
Courtyard       122,252    580,398           0          0    580,398          0
580,398        0  U/C     08/99  N/A
             ----------  ---------  ---------- ----------  --------- ----------
---------- --------
             41,938,918  5,254,288  17,788,099 32,245,863  5,277,839 50,033,962
55,311,801  496,969
             ==========  =========  ========== ==========  ========= ==========
========== ========

U/C - Project under construction as of March 31, 2000.

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1999.

**There were no carrying costs as of December 31, 1999. The column has been omitted for presentation purposes.

Notes to Schedule III
Boston Capital Tax Credit Fund IV L.P. - Series 34

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of
period-04/01/98..........................$          0
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................  4,477,426
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------

$  4,477,426
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------

$          0

-----------
Balance at close of period -
03/31/99............................$  4,477,426
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................ 14,434,539
    Improvements, etc................................. 36,399,836
    Other.............................................          0
                                                       ----------

$ 50,834,375
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------

$          0

-----------
Balance at close of period -
03/31/00............................$ 55,311,801

===========


Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period -
04/01/98.........................$         0

  Current year additions*.............................$        0
                                                       ---------

Balance at close of period -
03/31/99.............................$         0
Current year additions*.............................  $  496,969
                                                       ---------

Balance at close of period -
03/31/00.............................$   496,969

==========

*Total includes current year expense and amounts capitalized to building basis.

                                 Boston Capital Tax Credit Fund IV L.P. - Series
35
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Ashton Cove    1,240,000     315,041          0       0     315,041           0
315,041         0  U/C    01/00   N/A
Brazoswood     2,000,000      83,741          0       0      83,741           0
83,741         0  U/C    07/99   N/A
Cypress
Pointe         2,465,604     247,810  3,148,052       0     247,810   3,148,052
3,395,862     7,176  03/00  04/99   7-40

Garden Gate
(New Caney)            0      34,078          0       0      34,078           0
0         0  U/C    03/99   N/A
Hillside
Terrace        1,931,755     369,421  4,812,286       0     369,421   4,812,286
5,181,707         0  U/C    04/99   N/A
Mulvane
Housing
Assoc.        2,055,000      188,000  4,043,181       0     188,000   4,043,181
4,231,181    34,964  11/99  12/98   10-40

Riverwalk
Apts. Homes     427,347       44,380  1,699,925       0      44,380   1,699,925
1,744,305    40,716  07/99  12/98   5-27.5


               Boston Capital Tax Credit Fund IV L.P. - Series 35
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Tennessee
Partners XII  5,000,000     390,100   6,182,403       0     390,100   6,182,403
6,572,503    27,017  12/99  04/99   5-27.5

Washington
Courtyard       122,252     580,398           0       0     580,398           0
580,398         0  U/C    08/99   N/A

Wedgewood
Park          5,475,000     750,000           0       0     750,000           0
750,000         0  U/C    12/99   N/A
             ----------   ---------  ----------  ------   ---------  ----------
----------  --------
             20,716,958   3,002,969  19,885,847       0   3,002,969  19,885,847
22,854,738   109,873
             ==========   =========  ==========  ======   =========  ==========
==========  ========


Since the Operating Partnerships maintain a calendar year end, the information on this schedule is as of December 31, 1999.

U/C - Project under construction as of March 31, 2000.




**There were no carrying costs as of December 31, 1999. The column has been omitted for presentation purposes.



Notes to Schedule III
Boston Capital Tax Credit Fund IV L.P. - Series 35

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/99.........................$
0
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................ 22,854,738
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------

$ 22,854,738
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------

$          0

-----------
Balance at close of period -
03/31/00............................$ 22,854,738

===========


Reconciliation of Land, Building & Improvements current year changes

Balance at close of period -
03/31/99.............................$         0
Current year additions*.............................  $  109,873
                                                       ---------
Balance at close of period -
03/31/00.............................$   109,873

=========






















                                 Boston Capital Tax Credit Fund IV L.P. - Series
36
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Aloha
Housing       3,959,303    552,000  3,283,217           0    552,000 3,283,217
3,835,217     36,313   11/99  08/99  5-27.5
Nowata        1,165,630     35,000    859,081           0     35,000   859,081
894,081     13,920   02/00  08/99  5-30
Riverview
Bend          3,400,000    150,000  3,277,543           0    150,000 3,277,543
3,427,543     14,960   03/00  11/99  5-27.5

Paris Place           0    272,000          0           0    272,000         0
272,000          0   U/C    12/99  N/A

Senior
Suites                0          0          0           0          0         0
0          0   U/C    12/99  N/A

Valley View           0          0          0           0          0         0
0          0   U/C    11/99  N/A
Wedgewood
Park          5,475,000    750,000          0           0    750,000         0
750,000          0   U/C    12/99  N/A
Willowbrook
Apts.           747,433    215,000  2,220,401           0    215,000 2,220,401
2,435,401     16,451   09/99   6/99  5-27.5


                                 Boston Capital Tax Credit Fund IV L.P. - Series
36
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------

Wingfiled
Apts.           910,438    139,800  2,104,682         0    139,800   2,104,682
2,244,482     28,078   7/99  6/99   5-27.5
             ----------  --------- ----------   -------  ---------  ----------
----------    -------
             15,657,804  2,113,800 11,744,924         0  2,113,800  11,744,924
13,858,724    109,722                                      ==========  =========
==========   =======  =========  ==========   ==========    =======



Since the Operating Partnerships maintain a calendar year end, the information on this schedule is as of December 31, 1999

UC - Project under construction as of March 31, 2000


**There were no carrying costs as of December 31, 1999. The column has been omitted for presentation purposes.









Notes to Schedule III
Boston Capital Tax Credit Fund IV L.P. - Series 36

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/99.........................$
0
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................ 13,858,724
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------

$ 13,858,724
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------

$          0

-----------
Balance at close of period -
03/31/00............................$ 13,858,724

===========


Reconciliation of Land, Building & Improvements current year changes

Balance at close of period -
03/31/99.............................$         0
Current year additions*.............................  $  109,722
                                                       ---------
Balance at close of period -
03/31/00.............................$   109,722
=========




















                                  Boston Capital Tax Credit Fund IV L.P. -
Series 37
                               Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                                Subsequent
                                  Initial       capitalized   Gross amount at
which
                              cost to company     costs**    carried at close of
period
                              ---------------   -----------
--------------------------
                                    Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                 Encum-               and im-    Improve-             and im-
Depre-   struct  uired  ciation
Description     brances       Land  provements    ments      Land    provements
Total      ciation  Date    Date   Life
--------------------------------------------------------------------------------
---------------------------------------------
Baldwin
Villas        5,600,000    200,000           0          0    200,000          0
200,000          0   U/C    10/98  N/A

Highway 18
Partners     10,550,000    766,286   7,424,418          0    766,286  7,424,418
8,190,704          0   U/C    10/99  N/A

Senior
Suites                0          0           0          0          0          0
0          0   U/C    12/99  N/A

Stearns
Assisted
Living                0          1           0          0          1          0
1          0   U/C    12/99  N/A
             ----------  ---------  ---------- ----------  --------- ----------
----------  ---------
             16,150,000    966,287   7,424,418          0    966,287  7,424,418
8,390,705          0
             ==========  =========  ========== ==========  ========= ==========
==========  =========

U/C - Project under construction as of March 31, 2000

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1999.

**There were no carrying costs as of December 31, 1999. The column has been omitted for presentation purposes.


Notes to Schedule III
Boston Capital Tax Credit Fund IV L.P. - Series 37

Reconciliation of Land, Building & Improvements current year changes

Balance at close of period -
03/31/99............................$          0
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................  8,390,705
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------

$  8,390,705
  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------

$          0

-----------
Balance at close of period -
03/31/00............................$  8,390,705

===========