Form 10-Q
period 2000-06-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2000-08-15
CIK 913778

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  June 30, 2000
                                     --------------
                                             or

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



                      QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED JUNE 30, 2000
              -----------------------------------------


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

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................


















                 Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS


                                       June 30,         March 31,
                                                2000
2000
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $391,577,737
$387,774,608


OTHER ASSETS
   Cash and cash equivalents                 14,092,420
15,484,389
   Investments                               29,355,989
33,246,886
   Notes receivable                          17,484,435
14,280,633
   Acquisition costs                         14,665,953
13,304,610
   Other assets                              16,681,870
14,057,243
                                            -----------
-----------

                                           $483,858,404
$478,148,369
                                            ===========
===========

LIABILITIES
   Accounts payable & accrued
     expenses (Note C)                     $    638,600      $
427,847
   Accounts payable affiliates                7,921,116
7,121,923
   Capital contributions payable (Note D)    52,603,153
53,534,052
   Line of credit                                     -
976,349
                                            -----------
-----------

                                             61,162,869
62,060,171
                                            -----------
-----------
PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest,
      $10 stated value per BAC; 65,000,000
      authorized BACs; 54,702,359 issued and
      outstanding as of June 30, 2000       422,686,135
416,025,620
   General Partner                             (821,115)
(767,937)
   Unrealized gain (loss) on securities
    available for sale, net                     830,515
830,515
                                            -----------
-----------

                                            422,695,535
416,088,198
                                            -----------
-----------

                                           $483,858,404
$478,148,369
                                            ===========
===========

        The accompanying notes are an integral part of these statements.

                    Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     Series 20

---------------------------
                                        June 30,       March 31,
                                                2000
2000
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $18,325,425
$18,752,214

OTHER ASSETS
   Cash and cash equivalents                    300,622
312,723
   Investments                                        -
-
   Notes receivable                                   -
-
   Acquisition costs                             93,770
94,663
   Other assets                                 730,747
694,211
                                             ----------
----------

                                            $19,450,564
$19,853,811
                                             ==========
==========
LIABILITIES
   Accounts payable and accrued
     expenses (Note C)                      $       222      $
-
   Accounts payable affiliates                1,806,024
1,711,212
   Capital contributions payable (Note D)       388,026
388,026
   Line of credit                                     -
-
                                             ----------
----------

                                              2,194,272
2,099,238
                                             ----------
----------
PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 3,866,700 issued and
      outstanding as of June 30, 2000        17,414,294
17,907,592
   General Partner                             (158,002)
(153,019)
   Unrealized gain (loss) on securities
    for sale, net                                     -
-
                                             ----------
----------

                                             17,256,292
17,754,573
                                             ----------
----------

                                            $19,450,564
$19,853,811
                                             ==========
==========

      The accompanying notes are an integral part of these statements.

                     Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                    Series 21

----------------------------
                                       June 30,       March 31,
                                               2000
2000
                                            (Unaudited)
(Audited)
                                            -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $ 6,366,358      $
6,653,822

OTHER ASSETS
   Cash and cash equivalents                    352,150
272,223
   Investments                                  516,122
587,397
   Notes receivable                             641,542
641,542
   Acquisition costs                             51,289
51,777
   Other assets                                 342,160
343,017
                                             ----------
----------

                                            $ 8,269,621      $
8,549,778
                                             ==========
==========
LIABILITIES
   Accounts payable and accrued
     expenses (Note C)                      $       111      $
-
   Accounts payable affiliates                  705,970
649,510
   Capital contributions payable (Note D)       683,688
683,688
   Line of credit                                     -
-
                                             ----------
----------

                                              1,389,769
1,333,198
                                             ----------
----------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 1,892,700 issued and
      outstanding as of June 30, 2000         6,954,726
7,288,087
   General Partner                              (93,338)
(89,971)
   Unrealized gain (loss) on securities
    for sale, net                                18,464
18,464
                                             ----------
----------

                                              6,879,852
7,216,580
                                             ----------
----------

                                            $ 8,269,621      $
8,549,778
                                             ==========
==========

      The accompanying notes are an integral part of these statements.

                     Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     Series 22
                                            --------
--------------------

                                        June 30,         March
31,
                                                2000
2000
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $13,385,883
$13,754,315

OTHER ASSETS
   Cash and cash equivalents                    330,227
271,654
   Investments                                  273,542
311,407
   Notes receivable                             450,981
450,981
   Acquisition costs                            161,169
162,704
   Other assets                                 162,641
163,633
                                             ----------
----------

                                            $14,764,443
$15,114,694
                                             ==========
==========
LIABILITIES
   Accounts payable and accrued
     expenses (Note C)                      $       157      $
-
   Accounts payable affiliates                1,109,794
1,046,145
   Capital contributions payable (Note D)       538,769
538,769
   Line of credit                                     -
-
                                             ----------
----------

                                              1,648,720
1,584,914
                                             ----------
-----------
PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 2,564,400 issued and
      outstanding as of June 30, 2000        13,193,969
13,603,885 General Partner
(88,022)         (83,881)
   Unrealized gain (loss) on securities
    for sale, net                                 9,776
9,776
                                             ----------
----------

                                             13,115,723
13,529,780
                                             ----------
----------

                                            $14,764,443
$15,114,694
                                             ==========
==========

      The accompanying notes are an integral part of these statements.

                                      4
                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     Series 23
                                             ------------------
--------
                                               June 30,
March 31,
                                                2000
2000
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $19,944,281
$20,257,128

OTHER ASSETS
   Cash and cash equivalents                    352,091
339,179
   Investments                                        -
-
   Notes receivable                             306,751
306,751
   Aquisition costs                             163,961
165,523
   Other assets                                 378,455
378,455
                                             ----------
----------

                                            $21,145,539
$21,447,036
                                             ==========
==========
LIABILITIES
   Accounts payable and accrued
     expenses (Note C)                      $       199      $
-
   Accounts payable affiliates                  588,485
528,418
   Capital contributions payable (Note D)       458,632
458,631
   Line of credit                                     -
-
                                             ----------
----------

                                              1,047,316
987,049
                                             ----------
----------
PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 3,336,727 issued and
      outstanding as of June 30, 2000        20,182,088
20,540,234
   General Partner                              (83,865)
(80,247)
   Unrealized gain (loss) on securities
    for sale, net                                     -
-
                                             ----------
----------

                                             20,098,223
20,459,987
                                             ----------
----------

                                            $21,145,539
$21,447,036
                                             ==========
==========

       The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      Series 24
                                            ---------------------
-----
                                        June 30,        March 31,
                                                2000
2000
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $12,154,665
$12,542,793

OTHER ASSETS
   Cash and cash equivalents                    318,171
294,853
   Investments                                  232,016
264,336
   Notes receivable                             534,342
534,342
   Acquisition costs                            267,870
270,421
   Other assets                                 678,370
677,968
                                             ----------
----------

                                            $14,185,434
$14,584,713
                                             ==========
==========
LIABILITIES
   Accounts payable and accrued
     expenses (Note C)                      $        19      $
-
   Accounts payable affiliates                  837,951
779,611
   Capital contributions payable (Note D)     1,214,204
1,259,345
   Line of credit                                     -
-
                                             ----------
----------

                                              2,052,174
2,038,956
                                             ----------
----------
PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 2,169,878 issued and
      outstanding as of June 30, 2000        12,189,017
12,597,389
   General Partner                              (64,049)
(59,924)
   Unrealized gain (loss) on securities
    for sale, net                                 8,292
8,292
                                             ----------
----------

                                             12,133,260
12,545,757
                                             ----------
----------

                                            $14,185,434
$14,584,713
                                             ==========
==========

        The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      Series 25
                                             --------------------
------
                                               June 30,
March 31,
                                                2000
2000
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $18,493,579
$18,948,606

OTHER ASSETS
   Cash and cash equivalents                    609,837
526,832          Investments
531,275          605,151
   Notes receivable                             523,193
523,193
   Acquisition costs                            269,017
271,579
   Other assets                               1,324,046
1,323,125
                                             ----------
----------

                                            $21,750,947
$22,198,486
                                             ==========
==========
LIABILITIES
   Accounts payable and accrued
     expenses (Note C)                      $     3,124      $
-
   Accounts payable affiliates                  613,521
545,352
   Capital contributions payable (Note D)      2,431,112
2,516,436
   Line of credit                                    -
-
                                             ----------
----------

                                              3,047,757
3,061,788
                                             ----------
----------

PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 3,026,109 issued and
      outstanding as of June 30, 2000        18,754,795
19,183,968
   General Partner                              (70,602)
(66,267)
   Unrealized gain (loss) on securities
    for sale, net                                18,997
18,997
                                             ----------
----------

                                             18,703,190
19,136,698
                                             ----------
----------

                                            $21,750,947
$22,198,486
                                             ==========
==========

       The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     Series 26

--------------------------
                                              June 30,
March 31,
                                                2000
2000
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $28,412,251
$28,691,064

OTHER ASSETS
   Cash and cash equivalents                    276,331
201,802
   Investments                                  197,083
224,505
   Notes receivable                             586,335
586,335
   Acquisition costs                            455,749
460,089
   Other assets                               2,491,659
2,512,111
                                             ----------
----------

                                            $32,419,408
$32,675,906
                                             ==========
==========
LIABILITIES
   Accounts payable and accrued
     expenses (Note C)                      $       315      $
90
   Accounts payable affiliates                  800,820
691,428
   Capital contributions payable (Note D)     2,688,369
2,709,059
   Line of credit                                     -
-
                                             ----------
----------

                                              3,489,504
3,400,577
                                             ----------
----------
PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 3,995,900 issued and
      outstanding as of June 30, 2000       28,973,884
29,315,855
   General Partner                             (51,024)
(47,570)
   Unrealized gain (loss) on securities
    for sale, net                                7,044
7,044
                                            ----------
----------

                                            28,929,904
29,275,329
                                            ----------
----------

                                           $32,419,408
$32,675,906
                                            ==========
==========

        The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     Series 27

--------------------------
                                              June 30,
March 31,
                                                2000
2000
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $16,131,247
$16,392,639

OTHER ASSETS
   Cash and cash equivalents                    322,709
250,061
   Investments                                  498,323
567,355
   Notes receivable                              99,549
99,549
   Acquisition costs                            392,352
396,089
   Other assets                                 890,948
893,060
                                             ----------
----------

                                            $18,335,128
$18,598,753
                                             ==========
==========
LIABILITIES
   Accounts payable and accrued
     expenses (Note C)                      $       129      $
-
   Accounts payable affiliates                  823,296
744,494
   Capital contributions payable (Note D)     1,052,171
1,063,367
   Line of credit                                     -
-
                                             ----------
----------

                                              1,875,596
1,807,861
                                             ----------
----------
PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 2,460,700 issued and
      outstanding as of June 30, 2000        16,483,737
16,811,783
   General Partner                              (42,030)
(38,716)
   Unrealized gain (loss) on securities
    for sale, net                                17,825
17,825
                                             ----------
----------

                                             16,459,532
16,790,892
                                             ----------       ---
-------

                                            $18,335,128
$18,598,753
                                             ==========
==========

     The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     Series 28
                                             --------------------
------
                                       June 30,         March 31,
                                                2000
2000
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $29,193,928
$29,621,967

OTHER ASSETS
   Cash and cash equivalents                  1,364,542
1,096,622
   Investments                                1,709,432
2,018,028
   Notes receivable                           1,477,458
1,477,458
   Acquisition costs                             86,636
87,462
   Other assets                                   6,093
3,018
                                             ----------
----------

                                            $33,838,089
$34,304,555
                                             ==========
==========
LIABILITIES
   Accounts payable and accrued
     expenses (Note C)                      $     6,897      $
-
   Accounts payable affiliates                      104
104
   Capital contributions payable (Note D)     2,463,113
2,484,505
   Line of credit                                     -
-
                                             ----------
----------

                                              2,470,114
2,484,609
                                             ----------
----------
PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 4,000,738 issued and
      outstanding as of June 30, 2000        31,335,169
31,782,620
   General Partner                              (30,704)
(26,184)
   Unrealized gain (loss) on securities
    for sale, net                                63,510
63,510
                                             ----------
----------

                                             31,367,975
31,819,946
                                             ----------
----------

                                            $33,838,089
$34,304,555
                                             ==========
==========

     The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      Series 29
                                             ----------------
---------
                                              June 30,
March 31,
                                                2000
2000
                                             (Unaudited)
(Audited)
                                             -----------
---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $28,453,159
$28,738,405

OTHER ASSETS
   Cash and cash equivalents                    390,333
387,679
   Investments                                1,629,271
1,706,936
   Notes receivable                             835,878
835,878
   Acquisition costs                             85,234
86,047
   Other assets                                  24,123
17,796
                                             ----------
----------

                                            $31,417,998
$31,772,741
                                             ==========
==========
LIABILITIES
   Accounts payable and accrued
     expenses (Note C)                      $       321      $
-
   Accounts payable affiliates                       36
36
   Capital contributions payable (Note D)     2,052,465
2,060,981
   Line of credit                                     -
-
                                             ----------
----------

                                              2,052,822
2,061,017
                                             ----------
----------
PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 3,991,800 issued and
      outstanding as of June 30, 2000        29,376,552
29,719,635
   General Partner                              (45,334)
(41,869)
   Unrealized gain (loss) on securities
    for sale, net                                33,958
33,958
                                             ----------
----------

                                             29,365,176
29,711,724
                                             ----------
----------

                                            $31,417,998
$31,772,741
                                             ==========
==========

      The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                     Series 30
                                            ---------------------
-----
                                              June 30,
March 31,
                                               2000
2000
                                            (Unaudited)
(Audited)
                                            -----------      --
-------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $19,967,972
$20,143,589

OTHER ASSETS
   Cash and cash equivalents                    513,772
403,328
   Investments                                1,875,101
2,229,119
   Notes receivable                              85,438
85,438
   Acquisition costs                            556,839
561,263
   Other assets                                 688,650
609,524
                                             ----------
----------

                                            $23,687,772
$24,032,261
                                             ==========
==========
LIABILITIES
   Accounts payable and accrued
     expenses (Note C)                      $       127      $
-
   Accounts payable affiliates                    7,524
7,524
   Capital contributions payable (Note D)     2,379,537
2,502,751
   Line of credit                                     -
-
                                             ----------
----------

                                              2,387,188
2,510,275
                                             ----------
----------
PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 2,651,000,
      issued and outstanding
      as of June 30, 2000                    21,252,037
21,471,225
General Partner                                 (14,683)
(12,469)
   Unrealized gain (loss) on securities
    for sale, net                                63,230
63,230
                                             ----------
----------

                                             21,300,584
21,521,986
                                             ----------
----------

                                            $23,687,772
$24,032,261
                                             ==========
==========

     The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      Series 31
                                            ---------------------
----
                                               June 30,     March
31,
                                                2000
2000
                                             (Unaudited)
(Audited)
                                             -----------     ---
------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $32,163,386
$32,353,530

OTHER ASSETS
   Cash and cash equivalents                    830,190
1,449,979
   Investments                                1,737,933
2,576,842
   Notes receivable                             905,675
2,361,971
   Acquisition costs                                  -
-
   Other assets                                 253,023
593,010
                                             ----------
----------

                                            $35,890,207
$39,335,332
                                             ==========
==========
LIABILITIES
   Accounts payable and accrued
     expenses (Note C)                      $     2,067      $
2,975
   Accounts payable affiliates                   26,655
26,655
   Capital contributions payable (Note D)     1,954,134
4,973,344
   Line of credit                                     -
-
                                             ----------
----------

                                              1,982,856
5,002,974
                                             ----------
----------
PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 4,417,857
      issued and outstanding
      as of June 30, 2000                    33,877,835
34,298,592
   General Partner                              (40,891)
(36,641)
   Unrealized gain (loss) on securities
    for sale, net                                70,407
70,407
                                             ----------
----------

                                             33,907,351
34,332,358
                                             ----------
----------

                                            $35,890,207
$39,335,332
                                             ==========
==========

       The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                    Series 32
                                           ----------------------
-----
                                              June 30,
March 31,
                                                2000
2000
                                             (Unaudited)
(Audited)
                                             -----------      ---
------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $37,404,105
$37,641,580

OTHER ASSETS
   Cash and cash equivalents                    484,121
240,584
   Investments                                2,585,792
2,832,134
   Notes receivable                             914,126
914,126
   Acquisition costs                            786,132
793,104
   Other assets                               1,297,642
1,680,500
                                             ----------
----------

                                            $43,471,918
$44,102,028
                                             ==========
==========
LIABILITIES
   Accounts payable and accrued
     expenses (Note C)                      $       222      $
-
   Accounts payable affiliates                  231,527
148,654
   Capital contributions payable (Note D)     4,040,039
4,476,034
   Line of credit                                     -
-
                                             ----------
----------

                                              4,271,788
4,624,688
                                             ----------
----------
PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 4,754,198 issued and
      outstanding as of June 30, 2000        39,134,958
39,409,396
   General Partner                              (15,164)
(12,392)
   Unrealized gain (loss) on securities
    for sale, net                                80,336
80,336
                                             ----------
----------

                                             39,200,130
39,477,340
                                             ----------
----------

                                            $43,471,918
$44,102,028
                                             ==========
==========

        The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      Series 33
                                            ---------------------
-----
                                               June 30,
March 31,
                                                2000
2000
                                             (Unaudited)
(Audited)
                                             -----------     ----
------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $20,885,306
$20,996,032

OTHER ASSETS
   Cash and cash equivalents                    578,621
597,735
   Investments                                2,916,985
3,156,657
   Notes receivable                             291,212
40,825
   Acquisition costs                            706,508
705,560
   Other assets                                   8,652
4,378
                                             ----------       ---
-------

                                            $25,387,284
$25,501,187
                                             ==========
==========
LIABILITIES
   Accounts payable and accrued
     expenses (Note C)                      $       119      $
-
   Accounts payable affiliates                  114,068
71,735
   Capital contributions payable (Note D)     3,242,693
3,272,919
   Line of credit                                     -
-
                                             ----------       ---
-------

                                              3,356,880
3,344,654
                                             ----------       ---
-------
PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 2,636,533 issued and
      outstanding as of June 30, 2000        21,947,386
22,072,254
   General Partner                               (6,371)
(5,110)
   Unrealized gain (loss) on securities
    for sale, net                                89,389
89,389
                                             ----------       ---
-------

                                             22,030,404
22,156,533
                                             ----------       ---
-------

                                            $25,387,284
$25,501,187
                                             ==========
==========

        The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      Series 34
                                            ---------------------
-----
                                               June 30,
March 31,
                                                2000
2000
                                             (Unaudited)
(Audited)
                                             -----------     ----
------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $27,527,544
$27,688,578

OTHER ASSETS
   Cash and cash equivalents                    589,674
672,010
   Investments                                2,487,823
3,361,452
   Notes receivable                             439,562
1,390,612
   Acquisition costs                          1,126,921
1,117,212
   Other assets                               1,563,825
1,222,417
                                             ----------       ---
-------

                                            $33,735,349
$35,452,281
                                             ==========
==========
LIABILITIES
   Accounts payable and accrued
     expenses (Note C)                      $    12,021      $
-
   Accounts payable affiliates                   10,656
10,656
   Capital contributions payable (Note D)     4,448,643
5,964,656
   Line of credit                                     -
-
                                             ----------       ---
-------

                                              4,471,320
5,975,312
                                             ----------       ---
-------
PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 3,529,319 respectively,
      issued and  outstanding as of
      June 30, 2000                          29,177,399
29,388,210
   General Partner                               (8,722)
(6,593)
   Unrealized gain (loss) on securities
    for sale, net                                95,352
95,352
                                             ----------       ---
-------

                                             29,264,029
29,476,969
                                             ----------       ---
-------

                                            $33,735,349
$35,452,281
                                             ==========
==========

       The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      Series 35
                                            ---------------------
-----
                                               June 30,
March 31,
                                                2000
2000
                                             (Unaudited)
(Audited)
                                             -----------     ----
------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $22,495,015
$22,595,066

OTHER ASSETS
   Cash and cash equivalents                  1,025,811
701,756
   Investments                                4,164,685
6,015,592
   Notes receivable                             753,068
650,000
   Acquisition costs                          3,182,449
3,210,646
   Other assets                                  25,548
447,482
                                             ----------       ---
-------

                                            $31,646,576
$33,620,542
                                             ==========
==========
LIABILITIES
   Accounts payable and accrued
     expenses (Note C)                      $       381      $
1,943
   Accounts payable affiliates                   92,199
78,795
   Capital contributions payable (Note D)     3,705,183
5,528,412
   Line of credit                                     -
-
                                             ----------       ---
-------

                                              3,797,763
5,609,150
                                             ----------       ---
-------
PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 3,300,463 respectively,
      issued and outstanding as of
      June 30, 2000                          27,776,346
7,937,304
   General Partner                               (4,305)
(2,684)
   Unrealized gain (loss) on securities
    for sale, net                                76,772
76,772
                                             ----------       ---
-------

                                             27,848,813
28,011,392
                                             ----------       ---
-------

                                            $31,646,576
$33,620,542
                                             ==========
==========

      The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      Series 36
                                            ---------------------
-----
                                               June 30,
March 31,
                                                2000
2000
                                             (Unaudited)
(Audited)
                                             -----------     ----
------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $15,253,237
$15,225,618

OTHER ASSETS
   Cash and cash equivalents                    342,374
328,095
   Investments                                1,874,881
2,430,792
   Notes receivable                           1,469,373
1,635,636
   Acquisition costs                          2,172,213
2,132,600
   Other assets                               1,190,047
1,407,708
                                             ----------       ---
-------

                                            $22,302,125
$23,160,449
                                             ==========
==========
LIABILITIES
   Accounts payable and accrued
     expenses (Note C)                      $    27,095      $
-
   Accounts payable affiliates                   42,032
30,944
   Capital contributions payable (Note D)     4,628,388
5,509,534
   Line of credit                                     -
-
                                             ----------       ---
-------

                                              4,697,515
5,540,478
                                             ----------       ---
-------
PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 2,106,837 respectively,
      issued and outstanding as of
      June 30, 2000                          17,554,485
17,569,744
   General Partner                               (3,150)
(3,048)
   Unrealized gain (loss) on securities
    for sale, net                                53,275
53,275
                                             ----------       ---
-------

                                             17,604,610
17,619,971
                                             ----------       ---
-------

                                            $22,302,125
$23,160,449
                                             ==========
==========

       The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      Series 37
                                            ---------------------
-----
                                               June 30,
March 31,
                                                2000
2000
                                             (Unaudited)
(Audited)
                                             -----------     ----
------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $13,325,744
$13,325,744

OTHER ASSETS
   Cash and cash equivalents                  1,054,511
5,952,947
   Investments                                4,413,933
4,359,183
   Notes receivable                           6,605,952
1,745,996
   Acquisition costs                          2,311,301
2,313,395
   Other assets                                 876,975
317,829
                                             ----------       ---
-------

                                            $28,588,416
$28,015,094
                                             ==========
==========
LIABILITIES
   Accounts payable and accrued
     expenses (Note C)                      $       446      $
350
   Accounts payable affiliates                   25,092
29,802
   Capital contributions payable (Note D)     6,790,177
6,239,395
   Line of credit                                     -
-
                                             ----------       ---
-------

                                              6,815,715
6,269,547
                                             ----------       ---
-------
PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 2,512,500 respectively,
      issued and outstanding as of
      June 30, 2000                          21,648,983
21,622,194
   General Partner                                 (170)
(535)
   Unrealized gain (loss) on securities
    for sale, net                               123,888
123,888
                                             ----------       ---
-------

                                             21,772,701
21,745,547
                                             ----------       ---
-------

                                            $28,588,416
$28,015,094
                                             ==========
==========

       The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund IV L.P.

                              BALANCE SHEETS

                                                      Series 38
                                            ---------------------
-----
                                               June 30,
March 31,
                                                2000
2000
                                             (Unaudited)
(Audited)
                                             -----------     ----
------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                    $11,694,652      $
3,451,918

OTHER ASSETS
   Cash and cash equivalents                  4,056,333
1,184,327
   Investments                                1,711,792
-
   Notes receivable                             564,000
-
   Acquisition costs                          1,796,543
424,476
   Other assets                               3,748,266
768,001
                                             ----------       ---
-------

                                            $23,571,586      $
5,828,722
                                             ==========
==========
LIABILITIES
   Accounts payable and accrued
     expenses (Note C)                      $   584,628      $
422,489
   Accounts payable affiliates                   85,362
20,848
   Capital contributions payable (Note D)     7,443,810
904,200
   Line of credit                                     -
976,349
                                             ----------       ---
-------

                                              8,113,800
2,323,886
                                             ----------       ---
-------
PARTNERS' CAPITAL
   Limited Partners
    Units of limited partnership interest;
      $10 stated value per BAC; 65,000,000
      authorized BACs; 1,832,000 respectively,
      issued and outstanding as of
      June 30, 2000                          15,458,475
3,505,653
   General Partner                                 (689)
(817)
   Unrealized gain (loss) on securities
    for sale, net                                     -
-
                                             ----------       ---
-------

                                             15,457,786
3,504,836
                                             ----------       ---
-------

                                            $23,571,586      $
5,828,722
                                             ==========
==========

        The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                    (Unaudited)



                                             2000         1999
                                             ----         ----

Income
  Interest income                       $   660,856   $   777,280
  Other income                                    -         5,550
                                         ----------    ----------

                                            660,856       782,830
                                         ----------    ----------

Share of income (loss) from
  Operating Partnerships                 (4,435,838)
(3,374,833)
                                         ----------    ----------

Expenses
  Professional fees                          71,094       140,502
  Fund management fee (Note C)            1,080,541       913,482
  Organization Costs                              -             -
  Amortization                              125,429        69,261
  General and administrative expenses       265,763       322,582
                                         ----------    ----------

                                          1,542,827     1,445,827
                                         ----------    ----------


  NET INCOME (LOSS)                     $(5,317,809)
$(4,037,830)
                                         ==========    ==========

Net income (loss) allocated to
  limited partners                      $(5,264,631)
$(3,997,452)
                                         ==========    ==========

Net income (loss) allocated to
  general partner                       $   (53,178)  $
(40,378)
                                         ==========    ==========

Net income (loss) per BAC               $     (1.68)  $
(1.34)
                                         ==========    ==========



       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended June 30
                            (Unaudited)

                                                      Series 20

-----------------------
                                                  2000
1999
                                                  ----
----
Income
  Interest income                              $   1,376     $
8,442
  Other income                                         -
5,550
                                                --------
--------

                                                   1,376
13,992
                                                --------
--------

Share of income (loss) from Operating
  Partnerships                                  (413,953)
(382,179)
                                                --------
--------

Expenses
  Professional fees                                2,188
8,522
  Fund management fee (Note C)                    74,533
74,288
  Organization Costs                                   -
-
  Amortization                                       893
6,714
  General and administrative expense               8,090
8,211
                                                --------
--------

                                                  85,704
97,735
                                                --------
--------


  NET INCOME (LOSS)                            $(498,281)
$(465,922)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(493,298)
$(461,263)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (4,983)    $
(4,659)
                                                ========
========

Net income (loss) per BAC                      $    (.13)    $
(.12)
                                                ========
========




        The accompanying notes are an integral part of these statements.

               Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                            (Unaudited)

                                                      Series 21

-----------------------
                                                  2000
1999
                                                  ----
----
Income
  Interest income                              $  13,265     $
14,855
  Other income                                         -
-
                                                --------
--------
                                                  13,265
14,855
                                                --------
--------

Share of income (loss) from Operating
  Partnerships                                  (288,778)
(309,934)
                                                --------
--------

Expenses
  Professional fees                                1,652
6,976
  Fund management fee (Note C)                    52,820
56,460
  Organization Costs                                   -
-
  Amortization                                       488
488
  General and administrative expense               6,255
9,601
                                                --------
--------

                                                  61,215
73,525
                                                --------
--------


  NET INCOME (LOSS)                            $(336,728)
$(368,604)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(333,361)
$(364,918)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (3,367)    $
(3,686)
                                                ========
========

Net income (loss) per BAC                      $    (.18)    $
(.20)
========      ========





        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                            (Unaudited)

                                                      Series 22

-----------------------
                                                  2000
1999
                                                  ----
----
Income
  Interest income                              $   7,424     $
5,346
  Other income                                         -
-
                                                --------      -
-------

                                                   7,424
5,346
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (365,988)
(193,654)
                                                --------      -
-------

Expenses
  Professional fees                                1,965
8,122
  Fund management fee (Note C)                    45,219
59,867
  Organization Costs                                   -
-
  Amortization                                     1,535
3,135
  General and administrative expense               6,774
7,731
                                                --------      -
-------

                                                  55,493
78,855
                                                --------      -
-------


  NET INCOME (LOSS)                            $(414,057)
$(267,163)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(409,916)
$(264,491)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (4,141)    $
(2,672)
                                                ========
========

Net income (loss) per BAC                      $    (.16)    $
(.10)
                                                ========
========





        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                     STATEMENTS OF OPERATIONS

                 Three Months Ended June 30,
                            (Unaudited)

                                                      Series 23

-----------------------
                                                  2000
1999
                                                  ----
----
Income
  Interest income                              $   2,759     $
2,717
  Other income                                         -
-
                                                --------      -
-------

                                                   2,759
2,717
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (312,848)
(268,288)
                                                --------      -
-------

Expenses
  Professional fees                                1,332
5,824
  Fund management fee (Note C)                    41,566
50,336
  Organization Costs                                   -
-
  Amortization                                     1,562
4,830
  General and administrative expense               7,215
7,401
                                                --------      -
-------

                                                  51,675
68,391
                                                --------      -
-------


  NET INCOME (LOSS)                            $(361,764)
$(333,962)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(358,146)
$(330,622)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (3,618)    $
(3,340)
                                                ========
========

Net income (loss) per BAC                      $    (.11)    $
(.10)
                                                ========
========



        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                            (Unaudited)

                                                      Series 24

-----------------------
                                                  2000
1999
                                                  ----
----
Income
  Interest income                              $   6,535     $
4,399
  Other income                                         -
-
                                                --------      -
-------

                                                   6,535
4,399
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (342,989)
(436,704)
                                                --------      -
-------

Expenses
  Professional fees                               10,126
6,674
  Fund management fee (Note C)                    57,213
20,982
  Organization Costs                                   -
-
  Amortization                                     2,551
5,796
  General and administrative expense               6,153
9,991
--------      --------

                                                  76,043
43,443
                                                --------      -
-------


  NET INCOME (LOSS)                            $(412,497)
$(475,748)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(408,372)
$(470,991)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (4,125)    $
(4,757)
                                                ========
========

Net income (loss) per BAC                      $    (.19)    $
(.22)
========      ========





        The accompanying notes are an integral part of these statements.

               Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                            (Unaudited)

                                                      Series 25

-----------------------
                                                  2000
1999
                                                  ----
----
Income
  Interest income                              $  15,721     $
12,633
  Other income                                         -
-
                                                --------      -
-------

                                                  15,721
12,633
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (371,060)
(483,594)
                                                --------      -
-------

Expenses
  Professional fees                                5,884
6,502
  Fund management fee (Note C)                    59,889
51,169
  Organization Costs                                   -
-
  Amortization                                     3,805
6,427
  General and administrative expense               8,591
9,895
                                                --------      -
-------

                                                  78,169
73,993
                                                --------      -
-------


  NET INCOME (LOSS)                            $(433,508)
$(544,954)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(429,173)
$(539,504)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (4,335)    $
(5,450)
                                                ========
========

Net income (loss) per BAC                      $    (.14)    $
(.17)
                                                ========
========



        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                            (Unaudited)

                                                      Series 26

-----------------------
                                                  2000
1999
                                                  ----
----
Income
  Interest income                              $  49,905     $
22,811
  Other income                                         -
-
                                                --------      -
-------

                                                  49,905
22,811
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (276,125)
(216,215)
                                                --------      -
-------

Expenses
  Professional fees                                2,825
13,592
  Fund management fee (Note C)                   103,295
72,271
  Organization Costs                                   -
-
  Amortization                                     4,340
9,073
  General and administrative expense               8,745
14,498
                                                --------      -
-------

                                                 119,205
109,434
                                                --------      -
-------


  NET INCOME (LOSS)                            $(345,425)
$(302,838)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(341,971)
$(299,810)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (3,454)    $
(3,028)
                                                ========
========

Net income (loss) per BAC                      $    (.09)    $
(.08)
                                                ========
========





        The accompanying notes are an integral part of these statements.

                 Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended June 30
                            (Unaudited)

                                                      Series 27

-----------------------
                                                  2000
1999
                                                  ----
----
Income
  Interest income                              $  12,292     $
6,510
  Other income                                         -
-
                                                --------      -
-------

                                                  12,292
6,510
                                                --------      -
-------

Share of income (loss) from Operating
  Partnerships                                  (262,316)
(169,095)
                                                --------      -
-------

Expenses
  Professional fees                                1,683
5,716
  Fund management fee (Note C)                    69,171
64,115
  Organization Cost                                    -
-
  Amortization                                     3,914
3,881
  General and administrative expense               6,568
5,946
                                                --------      -
-------

                                                  81,336
79,658
                                                --------      -
-------


  NET INCOME (LOSS)                            $(331,360)
$(242,243)
                                                ========
========

Net income (loss) allocated to
  limited  partners                            $(328,046)
$(239,821)
                                                ========
========

Net income (loss) allocated to
  general partner                              $  (3,314)    $
(2,422)
                                                ========
========

Net income (loss) per BAC                      $    (.13)    $
(.10)
                                                ========
========



        The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Three Months Ended June 30,
                            (Unaudited)

                                                Series 28
                                        ---------------
-----------
                                   2000           1999
                                           ----           ----
 Income
  Interest income                      $  48,756      $  71,064
  Other income                                 -              -
                                        --------       --------

                                          48,756         71,064
                                        --------       --------

Share of income (loss) from
  Operating Partnerships                (404,086)      (153,678)
                                        --------       --------

Expenses
  Professional fees                        3,729         10,222
  Fund management fee (Note C)            78,194         76,077
  Organization Costs                           -              -
  Amortization                               825          5,081
  General and administrative expense      13,893         32,306
                                        --------       --------
                                          96,641        123,686
                                        --------       --------

  NET INCOME (LOSS)                    $(451,971)     $(206,300)
                                        ========       ========

Net income (loss) allocated to
  limited  partners                    $(447,451)     $(204,237)
                                        ========       ========

Net income (loss) allocated to
  general partner                      $  (4,520)     $  (2,063)
                                        ========       ========

Net income (loss) per BAC              $    (.11)     $    (.05)
                                        ========       ========




        The accompanying notes are an integral part of these statements.

                 Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Three Months Ended June 30,
                            (Unaudited)

                                                Series 29
                                        ---------------
-----------
                                           2000           1999
                                           ----           ----
Income
  Interest income                      $  27,124      $  66,196
  Other income                                 -              -
                                        --------       --------

                                          27,124         66,196
                                        --------       --------

Share of income (loss) from
  Operating Partnerships                (284,198)      (263,726)
                                        --------       --------

Expenses
  Professional fees                        2,657          9,436
  Fund management fee (Note C)            72,629         66,710
  Organization Costs                           -              -
  Amortization                               813          3,804
  General and administrative expense      13,375         30,839
                                        --------       --------
                                          89,474        110,789
                                        --------       --------

  NET INCOME (LOSS)                    $(346,548)     $(308,319)
                                        ========       ========

Net income (loss) allocated to
  limited  partners                    $(343,083)     $(305,236)
                                        ========       ========

Net income (loss) allocated to
  general partner                      $  (3,465)     $  (3,083)
                                        ========       ========

Net income (loss) per BAC              $    (.09)     $    (.06)
========       ========



        The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Three Months Ended June 30,
                            (Unaudited)

                                                Series 30
                                         ------------------------
                                           2000            1999
                                           ----            ----
Income
  Interest income                      $  34,728       $  69,427
  Other income                                 -               -
                                        --------        --------

                                          34,728          69,427
                                        --------        --------

Share of income (loss) from
  Operating Partnerships                (185,956)        (51,871)
                                        --------        --------

Expenses
  Professional fees                        4,816          10,224
  Fund management fee (Note C)            45,679          38,013
  Organization Costs                           -               -
  Amortization                             5,298           3,464
  General and administrative expense      14,381          27,816
                                        --------        --------
                                          70,174          79,517
                                        --------        --------

  NET INCOME (LOSS)                    $(221,402)      $ (61,961)
                                        ========        ========

Net income (loss) allocated to
  limited  partners                    $(219,188)      $ (61,341)
                                        ========        ========

Net income (loss) allocated to
  general partner                      $  (2,214)      $    (620)
                                        ========        ========

Net income (loss) per BAC              $    (.08)      $    (.03)
========        ========






        The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                     Three Months Ended June 30,
                            (Unaudited)

                                                Series 31
                                        ------------------------
                                           2000            1999
                                           ----            ----
Income
  Interest income                       $  15,234      $  65,774
  Other income                                  -              -
                                         --------       --------

                                           15,234         65,774
                                         --------       --------
Share of income (loss) from
  Operating Partnerships                 (362,218)      (609,284)
                                         --------       --------

Expenses
  Professional fees                         4,341         10,710
  Fund management fee (Note C)             56,176         89,724
  Organization Costs                            -              -
  Amortization                                  -          3,426
  General and administrative expense       17,506         24,700
                                         --------       --------
                                           78,023        128,560
                                         --------       --------

  NET INCOME (LOSS)                     $(425,007)     $(672,070)
                                         ========       ========

Net income (loss) allocated to
  limited  partners                     $(420,757)     $(665,349)
                                         ========       ========

Net income (loss) allocated to          $  (4,250)     $  (6,721)
  general partner                        ========       ========

Net income (loss) per BAC               $    (.10)     $    (.15)
========       ========








        The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                            (Unaudited)

                                                    Series 32
                                            ---------------------
------
                                               2000
1999
                                               ----            --
--

Income
  Interest income                           $  45,833       $
130,803

  Other income                                      -
-
                                             --------        ----
----

                                               45,833
130,803
                                             --------        ----
----

Share of income (loss) from Operating
  Partnerships                               (206,758)
86,007
                                             --------        ----
----

Expenses
  Professional fees                             4,273
12,004
  Fund management fee (Note C)                 82,375
68,046
  Organization Costs                                -
-           Amortization                                  9,066
2,966
  General and administrative expense           20,571
38,275
                                              -------        ----
----

                                              116,285
121,291                                                      ----
----        --------


  NET INCOME (LOSS)                         $(277,210)      $
95,519
                                             ========
========

Net income (loss) allocated to
  limited  partners                         $(274,438)      $
94,564
                                             ========
========
Net income (loss) allocated to
  general partner                           $  (2,772)      $
955
                                             ========
========

Net income (loss) per BAC                   $    (.06)      $
 .02
                                             ========
========



        The accompanying notes are an integral part of these statements.

                                     34
                Boston Capital Tax Credit Fund IV L.P.

                      STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                            (Unaudited)

                                                     Series 33
                                            ---------------------
-----
                                               2000
1999
                                               ----            --
--

Income
  Interest income                           $  53,842       $
101,468
  Other income                                      -
-
                                             --------        ----
----

                                               53,842
101,468
                                             --------        ----
----

Share of income (loss) from Operating
  Partnerships                               (110,726)
77,382
                                             --------        ----
----

Expenses
  Professional fees                             5,521
9,470
  Fund management fee (Note C)                 37,913
54,717
  Organization Costs                                -
-
  Amortization                                  6,702
4,654
  General and administrative expense           19,109
37,877
                                              -------        ----
----

                                               69,245
106,718
                                             --------        ----
----


  NET INCOME (LOSS)                         $(126,129)     $
72,132
                                             ========
========

Net income (loss) allocated to
  limited  partners                         $(124,868)     $
71,411
========        ========
Net income (loss) allocated to
  general partner                           $  (1,261)     $
721
                                             ========
========

Net income (loss) per BAC                   $    (.05)    $
 .03
                                             ========
========



        The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Three Months Ended June 30,
                            (Unaudited)

                                                     Series 34
                                         --------------------
                                                2000
1999
                                                ----            -
---
Income
  Interest income                            $  52,996       $
122,951
  Other income                                       -
-
                                              --------        ---
------

                                                52,996
122,951
                                              --------        ---
------

Share of income (loss) from
  Operating Partnerships                      (157,569)
-
                                              --------        ---
------
Expenses
  Professional fees                              4,792
11,565
  Fund management fee (Note C)                  73,155
47,660
  Organization Costs                                 -
-
  Amortization                                  10,637
5,522
  General and administrative expense            19,783
42,876
                                              --------        ---
------

                                               108,367
107,623
                                              --------        ---
------

  NET INCOME (LOSS)                          $(212,940)      $
15,328
                                              ========
=========

Net income (loss) allocated to
  limited  partners                          $(210,811)      $
15,175
                                              ========
=========

Net income (loss) allocated to               $  (2,129)      $
153
  general partner                             ========
=========

Net income (loss) per BAC                    $    (.06)      $
-
                                              ========
=========





        The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Three Months Ended June 30,
                            (Unaudited)

                                                     Series 35
                                         --------------------
                                                2000
1999
                                                ----            -
---
Income
  Interest income                            $  97,784       $
71,884
  Other income                                       -
-
                                              --------        ---
------

                                                97,784
71,884
                                              --------        ---
------

Share of income (loss) from
  Operating Partnerships                      (118,914)
-
                                              --------        ---
------
Expenses
  Professional fees                              4,289
4,943
  Fund management fee (Note C)                  54,660
23,047
  Organization Costs                                 -
-
  Amortization                                  30,296
-
  General and administrative expense            51,704
14,619
                                              --------        ---
------

                                               140,949
42,609
                                              --------        ---
------

  NET INCOME (LOSS)                          $(162,079)      $
29,275
                                              ========
=========

Net income (loss) allocated to
  limited  partners                          $(160,458)      $
28,982
                                              ========
=========

Net income (loss) allocated to               $  (1,621)      $
293
  general partner                             ========
=========

Net income (loss) per BAC                    $    (.04)      $
-
                                              ========
=========





        The accompanying notes are an integral part of these statements.

                                    37
               Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                   Three Months Ended June 30,
                            (Unaudited)

                                              Series 36*
Series 37*
                                       ---------      ---------
                                                2000
2000
                                                ----            -
---
Income
  Interest income                            $  33,963       $
112,190
  Other income                                       -
-
                                              --------        ---
------

                                                33,963
112,190
                                              --------        ---
------

Share of income (loss) from
  Operating Partnerships                        28,644
-
                                              --------        ---
------
Expenses
  Professional fees                              2,847
5,424
  Fund management fee (Note C)                  37,425
26,697
  Organization Costs                                 -
-         Amortization                                  21,490
21,214
  General and administrative expense            11,036
22,341
                                              --------        ---
------

                                                72,798
75,676
                                              --------        ---
------

  NET INCOME (LOSS)                          $ (10,191)      $
36,514
                                              ========
=========

Net income (loss) allocated to
  limited  partners                          $ (10,089)      $
36,149
                                              ========
=========

Net income (loss) allocated to               $    (102)      $
365
  general partner                             ========
=========

Net income (loss) per BAC                    $       -       $
-
                                              ========
=========





* Series 36 and 37 did not commence operations until after June
30, 1999 therefore they do not have comparative information to report.

        The accompanying notes are an integral part of these statements.

                                    38
                  Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended June 30
                             (Unaudited)

                                              Series 38*
                                              ----------
                                                 2000
                                                ------
Income
  Interest income                             $  29,129
  Other income                                        -
                                               --------

                                                 29,129
                                               --------

Share of income (loss) from
  Operating Partnerships                              -
                                               --------
Expenses
  Professional fees                                 750
  Fund management fee (Note C)                   11,932
  Organization Costs                                  -
  Amortization                                        -
  General and administrative expense              3,673
                                               --------

                                                 16,355
                                               --------

  NET INCOME (LOSS)                           $  12,774
                                               ========

Net income (loss) allocated to
  limited  partners                           $  12,646
                                               ========

Net income (loss) allocated to                $     128
  general partner                              ========

Net income (loss) per BAC                     $     .03
                                               ========





* Series 38 did not commence operations until after June 30, 1999, therefore it does not have comparative information to report.

        The accompanying notes are an integral part of these statements.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                   Three Months Ended June 30, 2000
                                (Unaudited)


                                                 Accumulated
                                                   or other
                                     General    comprehensive
                      Assignees      Partner       income
Total
                      ---------      -------    --------------
-----


Partners' capital
  (deficit),
  April 1, 2000     $416,025,620    $(767,937)     $830,515
$416,088,198

Capital contribu-
  tions               13,857,000            -             -
13,857,000

Selling commissions
  and registration
  costs               (1,931,854)           -             -
(1,931,854)
Net income (loss)     (5,264,631)     (53,178)
(5,317,809)                       -----------     --------
-------      -----------
Partners' capital
  (deficit),
  June 30, 2000
                    $422,686,135    $(821,115)     $830,515
$422,695,535
                     ===========     ========       =======
===========



















       The accompanying notes are an integral part of these statements.

                     Boston Capital Tax Credit Fund IV L.P.
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                       Three Months Ended June 30, 2000
                                 (Unaudited)

                                                 Accumulated
                                                   or other
                                     General    comprehensive
                      Assignees      Partner       income
Total
                      ---------      -------    --------------
-----
Series 20
--------
Partners' capital
  (deficit),
  April 1, 2000      $17,907,592     $(153,019)    $      -
$17,754,573

Capital contribu-
  tions                        -             -            -
-

Selling commissions
  and registration
  costs                        -             -            -
-

Net income (loss)       (493,298)       (4,983)           -
(498,281)
                      ----------      --------      -------
----------
Partners' capital
  (deficit),
June 30, 2000        $17,414,294     $(158,002)    $      -
$17,256,292
                      ==========      ========      =======
==========

Series 21
--------
Partners' capital
  (deficit),
  April 1, 2000      $ 7,288,087     $ (89,971)    $ 18,464    $
7,216,580

Capital contribu-
  tions                        -             -            -
-

Selling commissions
  and registration
  costs                        -             -            -
-

Net income (loss)       (333,361)       (3,367)           -
(336,728)
                      ----------      --------     --------
----------
Partners' capital
  (deficit),
June 30, 2000        $ 6,954,726     $ (93,338)   $  18,464    $
6,879,852                          ==========      ========
========     ==========


       The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                    Three Months Ended June 30, 2000
                                 (Unaudited)

                                                 Accumulated
                                                   or other
                                     General    comprehensive
                      Assignees      Partner       income
Total
                      ---------      -------    --------------
-----
Series 22
--------
Partners' capital
  (deficit),
  April 1, 2000      $13,603,885     $ (83,881)   $  9,776
$13,529,780

Capital contribu-
  tions                        -             -           -
-

Selling commissions
  and registration
  costs                        -             -           -
-

Net income (loss)       (409,916)       (4,141)          -
(414,057)
                      ----------      --------      ------
----------
Partners' capital
  (deficit),
June 30, 2000        $13,193,969     $ (88,022)   $  9,776
$13,115,723
                      ==========      ========     =======
==========

Series 23
--------
Partners' capital
  (deficit),
  April 1, 2000      $20,540,234     $ (80,247)   $      -
$20,459,987

Capital contribu-
  tions                        -             -           -
-

Selling commissions
  and registration
  costs                        -             -           -
-

Net income (loss)       (358,146)       (3,618)          -
(361,764)
                      ----------      --------      -------
----------
Partners' capital
  (deficit),
June 30, 2000        $20,182,088     $ (83,865)   $      -
$20,098,223
                      ==========      ========     =======
==========


             The accompanying notes are an integral part of these statements

                   Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                    Three Months Ended June 30, 2000
                                 (Unaudited)

                                                 Accumulated
                                                   or other
                                     General    comprehensive
                      Assignees      Partner       income
Total
                      ---------      -------    --------------
-----
Series 24
--------
Partners' capital
  (deficit),
  April 1, 2000      $12,597,389    $  (59,924)    $ 8,292
$12,545,757

Capital contribu-
  tions                        -             -           -
-

Selling commissions
  and registration
  costs                        -             -           -
-

Net income (loss)       (408,372)       (4,125)          -
(412,497)
                      ----------      --------     -------
----------
Partners' capital
  (deficit),
June 30, 2000        $12,189,017     $ (64,049)   $  8,292
$12,133,260
                      ==========      ========     =======
==========

Series 25
--------
Partners' capital
  (deficit),
  April 1, 2000      $19,183,968     $ (66,267)   $ 18,997
$19,136,698

Capital contribu-
  tions                        -             -           -
-

Selling commissions
  and registration
  costs                        -             -           -
-

Net income (loss)       (429,173)       (4,335)          -
(433,508)
                      ----------      --------     -------
----------
Partners' capital
  (deficit),
June 30, 2000        $18,754,795     $ (70,602)   $ 18,997
$18,703,190                           ==========      ========
=======     ==========


      The accompanying notes are an integral part of these statements.

                    Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                    Three Months Ended June 30, 2000
                                 (Unaudited)

                                                  Accumulated
                                                   or other
                                     General     comprehensive
                      Assignees      Partner        income
Total
                      ---------      -------     -------------
-----
Series 26
--------
Partners' capital
  (deficit),
  April 1, 2000      $29,315,855    $(47,570)      $ 7,044
$29,275,329

Capital contribu-
  tions                        -           -             -
-

Selling commissions
  and registration
  costs                        -           -             -
-

Net income (loss)       (341,971)     (3,454)            -
(345,425)
                      ----------     -------       -------
----------
Partners' capital
  (deficit),
June 30, 2000        $28,973,884   $ (51,024)     $  7,044
$28,929,904
                      ==========     =======       =======
==========

Series 27
--------
Partners' capital
  (deficit),
  April 1, 2000      $16,811,783   $ (38,716)     $ 17,825
$16,790,892

Capital contribu-
  tions                        -           -             -
-

Selling commissions
  and registration
  costs                        -           -             -
-

Net income (loss)       (328,046)     (3,314)            -
(331,360)
                       ---------     -------       -------
----------
Partners' capital
  (deficit),
June 30, 2000        $16,483,737    $(42,030)     $ 17,825
$16,459,532
                      ==========     =======       =======
==========


       The accompanying notes are an integral part of these statements.

                    Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                Three Months Ended June 30, 2000
                                 (Unaudited)

                                                 Accumulated
                                                   or other
                                     General    comprehensive
                      Assignees      Partner       income
Total
                      ---------      -------    -------------
-----
Series 28
--------
Partners' capital
  (deficit),
  April 1, 2000      $31,782,620    $(26,184)     $ 63,510
$31,819,946

Capital contribu-
  tions                        -           -             -
-

Selling commissions
  and registration
  costs                        -           -             -
-

Net income (loss)       (447,451)     (4,520)            -
(451,971)
                      ----------      ------       -------
----------
Partners' capital
  (deficit),
June 30, 2000        $31,335,169    $(30,704)     $ 63,510
$31,367,975
                      ==========     ========      =======
==========


Series 29
--------
Partners' capital
  (deficit),
  April 1, 2000      $29,719,635    $(41,869)     $ 33,958
$29,711,724

Capital contribu-
  tions                        -           -             -
-

Selling commissions
  and registration
  costs                        -           -             -
-

Net income (loss)       (343,083)     (3,465)            -
(346,548)
                      ----------      ------       -------
----------
Partners' capital
  (deficit),
June 30, 2000        $29,376,552    $(45,334)     $ 33,958
$29,365,176                            ==========      ======
=======    ==========

     The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                   Three Months Ended June 30, 2000
                                 (Unaudited)

                                                 Accumulated
                                                   or other
                                     General    comprehensive
                      Assignees      Partner       income
Total
                      ---------      -------    -------------
-----
Series 30
--------
Partners' capital
  (deficit),
  April 1, 2000      $21,471,225    $(12,469)     $ 63,230
$21,521,986

Capital contribu-
  tions                        -           -             -
-

Selling commissions
  and registration
  costs                        -           -             -
-

Net income (loss)       (219,188)     (2,214)            -
(221,402)
                      ----------      ------       -------
----------
Partners' capital
  (deficit),
June 30, 2000        $21,252,037    $(14,683)     $ 63,230
$21,300,584
                      ==========      ======       =======
==========


Series 31
--------
Partners' capital
  (deficit),
  April 1, 2000     $34,298,592    $(36,641)      $ 70,407
$34,332,358

Capital contribu-
  tions                       -           -              -
-

Selling commissions
  and registration
  costs                       -           -              -
-

Net income (loss)      (420,757)     (4,250)             -
(425,007)
                     ----------      ------        -------
----------
Partners' capital
  (deficit),
June 30, 2000       $33,877,835    $(40,891)      $ 70,407    $
33,907,351
                     ==========     =======        =======
==========

         The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Three Months Ended June 30, 2000
                                 (Unaudited)

                                                  Accumulated
                                                   or other
                                     General     comprehensive
                      Assignees      Partner        income
Total
                      ---------      -------      ------------
-----
Series 32
--------
Partners' capital
  (deficit),
  April 1, 2000      $39,409,396    $(12,392)    $  80,336
$39,477,340

Capital contribu-
  tions                        -           -             -
-

Selling commissions
  and registration
  costs                        -           -             -
-

Net income (loss)       (274,438)     (2,772)            -
(277,210)
                      ----------      ------       -------
----------
Partners' capital
  (deficit),
June 30, 2000        $39,134,958    $(15,164)     $ 80,336
$39,200,130
                      ==========      ======       =======
==========

Series 33
--------
Partners' capital
  (deficit),
  April 1, 2000      $22,072,254     $(5,110)     $ 89,389
$22,156,533

Capital contribu-
  tions                        -           -             -
-

Selling commissions
  and registration
  costs                        -           -             -
-

Net income (loss)       (124,868)     (1,261)            -
(126,129)
                      ----------      ------       -------
----------
Partners' capital
  (deficit),
June 30, 2000        $21,947,386     $(6,371)     $ 89,389
$22,030,404
                      ==========      ======       =======
==========


        The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                Three Months Ended June 30, 2000
                                 (Unaudited)

                                                 Accumulated
                                                  or other
                                     General    comprehensive
                      Assignees      Partner       income
Total
                      ---------      -------    --------------
-----
Series 34
--------
Partners' capital
  (deficit),
  April 1, 2000      $29,388,210     $(6,593)    $  95,352      $
29,476,969

Capital contribu-
  tions

Selling commissions
  and registration
  costs                        -           -             -
-

Net income (loss)       (210,811)     (2,129)            -
(212,940)                       ----------      ------
-------        ----------
Partners' capital
  (deficit),
June 30, 2000        $29,177,399     $(8,722)    $  95,352
$29,264,029
                      ==========      ======       =======
==========


Series 35
--------
Partners' capital
  (deficit),
  April 1, 2000      $27,937,304     $(2,684)    $  76,772
$28,011,392

Capital contribu-              -           -             -
-
tions

Selling commissions
  and registration
  costs                     (500)          -             -
(500)

Net income (loss)       (160,458)     (1,621)            -
(162,079)                       ----------      ------
-------        ----------
Partners' capital
  (deficit),
June 30, 2000        $27,776,346     $(4,305)    $  76,772
$27,848,813
                      ==========      ======       =======
==========

             Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                Three Months Ended June 30, 2000
                                 (Unaudited)

                                                 Accumulated
                                                  or other
                                     General    comprehensive
                      Assignees      Partner       income
Total
                      ---------      -------    --------------
-----
Series 36
--------
Partners' capital
  (deficit),
  April 1, 2000      $17,569,744     $(3,048)    $  53,275      $
17,619,971

Capital contribu-
  tions                        -           -             -
-

Selling commissions
  and registration
  costs                   (5,170)          -             -
(5,170)

Net income (loss)        (10,089)       (102)            -
(10,191)                        ----------      ------
-------        ----------
Partners' capital
  (deficit),
June 30 2000         $17,554,485     $(3,150)     $ 53,275
$17,604,610
                      ==========      ======       =======
==========

Series 37
--------
Partners' capital
  (deficit),
  April 1, 2000      $21,622,194     $  (535)    $ 123,888      $
21,745,547

Capital contribu-
  tions                        -           -             -
-

Selling commissions
  and registration
  costs                   (9,360)          -             -
(9,360)

Net income (loss)         36,149         365             -
36,514                         ----------      ------
-------        ----------
Partners' capital
  (deficit),
June 30, 2000        $21,648,983     $  (170)     $123,888
$21,772,701
                      ==========      ======       =======
==========

             Boston Capital Tax Credit Fund IV L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                Three Months Ended June 30, 2000
                                 (Unaudited)

                                                 Accumulated
                                                  or other
                                     General    comprehensive
                      Assignees      Partner       income
Total
                      ---------      -------    --------------
-----
Series 38
--------
Partners' capital
  (deficit),
  April 1, 2000      $ 3,505,653     $  (817)    $       -      $
3,504,836

Capital contribu-
  tions               13,857,000           -             -
13,857,000

Selling commissions
  and registration
  costs               (1,916,824)          -             -
(1,916,824)

Net income (loss)         12,646         128             -
12,774                        ----------      ------
-------        ----------
Partners' capital
  (deficit),
June 30 2000         $15,458,475     $  (689)     $      -
$15,457,786
                      ==========      ======       =======
==========

             Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                   Three Months Ended June 30,
                                (Unaudited)



                                               2000
1999
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                    $ (5,317,809)
$(4,037,830)
    Adjustments
       Amortization                           125,429
69,261
       Distributions from
         Operating Partnerships                27,656
51,451
       Share of loss from Operating
         Partnerships                       4,435,838
3,374,833
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
(105,282)
       (Decrease) Increase in accounts
         payable and accrued expenses         210,753
(274,623)
       Decrease (Increase) in accounts
         receivable                        (1,771,963)
(3,934,007)
       (Decrease) Increase in accounts
         payable affiliates                   799,192
60,880
      Line of credit                        (976,349)
782,678
                                          -----------    -
----------
         Net cash (used in) provided by
           operating activities            (2,467,253)
(4,012,639)
                                          -----------    -
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to be acquired                      (1,503,429)
(2,822,030)
     Capital contributions paid to
       Operating Partnerships             (10,033,529)
(15,543,112)
     Advances to Operating Partnerships    (3,203,802)
1,048,591
     Investments                            3,890,898
(1,725,661)
                                          -----------    -
----------
         Net cash (used in) provided by
           investing activities           (10,849,862)
(19,042,212)
                                          -----------    -
----------

                    Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                   Three Months Ended June 30,
                                (Unaudited)

                                                2000
1999
                                                ----
----
Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid     (1,931,854)
(3,574,876)
     Capital contributions received        13,857,000
25,962,625
         Net cash (used in) provided by   -----------    -
----------
           financing activities            11,925,146
22,387,749
                                          -----------    -
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                (1,391,969)
(667,102)


Cash and cash equivalents, beginning       15,484,389
14,152,267
-----------    -----------

Cash and cash equivalents, ending        $ 14,092,420   $
13,485,165
                                          ===========
===========

Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships          $ 20,231,450   $
15,269,423
                                          ===========
===========
















      The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                   Three Months Ended June 30,
                                (Unaudited)

                                                   Series 20
                                          ---
------------------------
                                               2000
1999
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $  (498,281)   $
(465,922)
    Adjustments
       Amortization                               893
6,714
       Distributions from
         Operating Partnerships                12,836
16,315
       Share of loss from Operating
Partnerships                        413,953        382,179
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
-
       (Decrease) Increase in accounts
         payable and accrued expenses             222
-
       Decrease (Increase) in accounts
         receivable                           (36,536)
98,410
       (Decrease) Increase in accounts
         payable affiliates                    94,812
94,812
       Line of credit                               -
-
                                           ----------
----------
         Net cash (used in) provided by
           operating activities               (12,101)
132,508
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   -
-
     Capital contributions paid to
       Operating Partnerships                       -
-
     Advances to Operating Partnerships             -
-
     Investments                                    -
-
                                           ----------
----------
         Net cash (used in) provided by
           investing activities                     -
-
                                           ----------
----------

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                     Three Months Ended June 30,
                                (Unaudited)

                                                     Series 20
                                          --
--------------------------
                                             2000
1999
                                             ----
----
Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -
-
     Capital contributions received                 -
-
        Net cash (used in) provided by     ----------
----------
           financing activities                     -
-
                                           ----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                   (12,101)
132,508


Cash and cash equivalents, beginning          312,723
223,286
                                           ----------
----------

Cash and cash equivalents, ending         $   300,622      $
355,794
                                           ==========
==========

Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $         -      $
-
                                           ==========
==========















       The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                     Three Months Ended June 30,
                                (Unaudited)

                                                   Series 21
                                          ---
-----------------------
                                               2000
1999
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                      $(336,728)    $
(368,604)
    Adjustments
       Amortization                              488
488
       Distributions from
         Operating Partnerships                  436
-
       Share of loss from Operating
         Partnerships                        288,778
309,934
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                        -
-
       (Decrease) Increase in accounts
         payable and accrued expenses            111
-
       Decrease (Increase) in accounts
         receivable                             (893)
(1,006)
       (Decrease) Increase in accounts
         payable affiliates                   56,460
56,460
       Line of credit                              -
-
                                          ----------
----------
         Net cash (used in) provided by
           operating activities                8,652
(2,728)
                                          ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                  -
-
     Capital contributions paid to
       Operating Partnerships                      -
-
     Advances to Operating Partnerships            -
-
     Investments                              71,275
(55,423)
                                          ----------
----------
         Net cash (used in) provided by
           investing activities               71,275
(55,423)
                                          ----------
----------

                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)

                                                     Series 21
                                           --
-----------------------
                                                2000
1999
                                                ----
----
Continued
---------
Cash flows from financing activities:
     Sales and registration costs paid              -
-
     Capital contributions received                 -
-
         Net cash (used in) provided by    ----------     -
---------
           financing activities                     -
-
                                           ----------     -
---------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                    79,927
(58,151)


Cash and cash equivalents, beginning          272,223
204,141
                                           ----------
----------

Cash and cash equivalents, ending         $   352,150   $
145,990
                                           ==========
==========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $         -    $
-
                                           ==========
==========















       The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)

                                                   Series 22
                                          ------------------------
--
                                               2000
1999
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $  (414,057)   $
(267,163)
    Adjustments
       Amortization                             1,535
3,135
       Distributions from
         Operating Partnerships                 3,910
-
       Share of loss from Operating
Partnerships                        365,988        193,654
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
-
       (Decrease) Increase in accounts
         payable and accrued expenses             157
-
       Decrease (Increase ) in prepaid
         expenses                                   -
-
       Decrease (Increase) in accounts
         receivable                              (475)
(350)
       (Decrease) Increase in accounts
         payable affiliates                    63,650
63,648
       Line of credit                               -
-
                                           ----------
----------
         Net cash (used in) provided by
           operating activities                20,708
(7,076)
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   -
-
     Capital contributions paid to
       Operating Partnerships                       -
(2,409)
     Advances to Operating Partnerships             -
11,705
     Investments                               37,865
(19,422)
                                           ----------
----------
         Net cash (used in) provided by
           investing activities                37,865
(10,126)
                                           ----------
----------

                Boston Capital Tax Credit Fund IV L.P

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)

                                                  Series 22

---------------------------
                                               2000
1999
                                               ----
----

Continued
---------
Cash flows from financing activities:
     Sales and registration costs paid              -
-
     Capital contributions received                 -
-
         Net cash (used in) provided by    ----------
---------
           financing activities                     -
-
                                           ----------
---------
         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                    58,573
(17,202)


Cash and cash equivalents, beginning          271,654
319,333
                                           ----------
----------

Cash and cash equivalents, ending         $   330,227    $
302,131
                                           ==========
==========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $         -    $
-
                                           ==========
==========















       The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                     Three Months Ended June 30,
                                (Unaudited)

                                                   Series 23
                                          ---
-----------------------
                                               2000
1999
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $  (361,764)   $
(333,962)
    Adjustments
       Amortization                             1,562
4,830
       Distributions from
         Operating Partnerships                     -
-
       Share of loss from Operating
Partnerships                        312,848        268,288
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
-
       (Decrease) Increase in accounts
         payable and accrued expenses             199
-
       Decrease (Increase ) in prepaid
         expenses                                   -
-
       Decrease (Increase) in accounts
         receivable                                 -
12,063
       (Decrease) Increase in accounts
         payable affiliates                    60,067
60,066
       Line of credit                               -
-
                                           ----------
----------
         Net cash (used in) provided by
           operating activities                12,912
11,285
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   -
-
     Capital contributions paid to
       Operating Partnerships                       -
(274,928)
     Advances to Operating Partnerships             -
150,000
     Investments                                    -
-
                                           ----------
----------
         Net cash (used in) provided by
           investing activities                     -
(124,928)
----------     ----------

                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                     Three Months Ended June 30,
                                (Unaudited)

                                                  Series 23

----------------------------
                                             2000            1999
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -
-
     Capital contributions received                 -
-

         Net cash (used in) provided by    ----------
----------
           financing activities                     -
-
                                           ----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                    12,912
(113,643)


Cash and cash equivalents, beginning          339,179
610,758
                                           ----------
----------

Cash and cash equivalents, ending         $   352,091    $
497,115
                                           ==========
==========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $         -    $
-
                                           ==========
==========












       The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)

                                                   Series 24
                                          ---
-----------------------
                                               2000
1999
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $  (412,497)   $
(475,748)
    Adjustments
       Amortization                             2,551
5,796
       Distributions from
         Operating Partnerships                     -
14,010
       Share of loss from Operating
Partnerships                        342,989        436,704
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
-
       (Decrease) Increase in accounts
         payable and accrued expenses              19
12,000
       Decrease (Increase) in accounts
         receivable                              (402)
(1,412)
       (Decrease) Increase in accounts
         payable affiliates                    58,338
58,341
       Line of credit                               -
-
                                           ----------
----------
         Net cash (used in) provided by
           operating activities                (9,002)
49,691
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   -
(23)
     Capital contributions paid to
       Operating Partnerships                       -
(16,242)
     Advances to Operating Partnerships             -
(165)
     Investments                               32,320
(13,399)
                                           ----------
----------
         Net cash (used in) provided by
           investing activities                32,320
(29,829)
----------     ----------

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                     Three Months Ended June 30,
                                (Unaudited)

                                                  Series 24

----------------------------
                                             2000            1999
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -
-
     Capital contributions received                 -
-
         Net cash (used in) provided by    ----------
----------
           financing activities                     -
-
                                           ----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                    23,318
19,862


Cash and cash equivalents, beginning          294,853
304,564
                                           ----------
----------

Cash and cash equivalents, ending         $   318,171    $
324,426
                                           ==========
==========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $         -    $
-
                                           ==========
==========













       The accompanying notes are an integral part of these statements.

                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                     Three Months Ended June 30,
                                (Unaudited)

                                                   Series 25
                                          ---
-----------------------
                                               2000
1999
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $  (433,508)   $
(544,954)
    Adjustments
       Amortization                             3,805
6,427
       Distributions from
         Operating Partnerships                   355
4,971
       Share of loss from Operating
Partnerships                        371,060        483,594
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
-
       (Decrease) Increase in accounts
         payable and accrued expenses           3,124
-
       Decrease (Increase) in accounts
         receivable                              (921)
(2,306)
       (Decrease) Increase in accounts
         payable affiliates                    68,169
68,169
       Line of credit                               -
-
                                           ----------
----------
         Net cash (used in) provided by
           operating activities                12,084
15,901
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   -
(23)
     Capital contributions paid to
       Operating Partnerships                  (2,955)
(27,913)
     Advances to Operating Partnerships             -
4,507
     Investments                               73,876
(37,740)
                                           ----------
----------
         Net cash (used in) provided by
           investing activities                70,921
(61,169)
                                           ----------
----------

                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)

                                                  Series 25

----------------------------
                                             2000            1999
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -
-
     Capital contributions received                 -
-
         Net cash (used in) provided by    ----------
----------
           financing activities                     -
-
                                           ----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                    83,005
(45,268)


Cash and cash equivalents, beginning          526,832
660,000
                                           ----------
----------

Cash and cash equivalents, ending         $   609,837    $
614,732
                                           ==========
==========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $         -    $
-
                                           ==========
==========













       The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30,
                                (Unaudited)

                                                   Series 26
                                          ---
-----------------------
                                               2000
1999
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                      $  (345,425)  $
(302,838)
    Adjustments
       Amortization                              4,340
9,073
       Distributions from
         Operating Partnerships                  2,791
8,521
       Share of (income) loss from
         Operating Partnerships                276,125
216,215
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                          -
-
       (Decrease) Increase in accounts
         payable and accrued expenses              225
-
       Decrease (Increase) in accounts
         receivable                             20,452
204,148
       (Decrease) Increase in accounts
         payable affiliates                    109,392
99,567
       Line of credit                                -
-
                                            ----------
----------
         Net cash (used in) provided by
           operating activities                 67,900
234,686
                                            ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                    -
(2,439)
     Capital contributions paid to
       Operating Partnerships                  (20,793)
(285,821)
     Advances to Operating Partnerships              -
70,239
     Investments                                27,422
(439,015)
                                            ----------   -
----------
         Net cash (used in) provided by
           investing activities                  6,629
(657,036)
                                            ----------   -
----------

                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30
                                (Unaudited)

                                                  Series 26

----------------------------
                                             2000            1999
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -
(3,245)
     Capital contributions received                 -
-
         Net cash (used in) provided by    ----------
----------
           financing activities                     -
(3,245)
----------     ----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                    74,529
(425,595)


Cash and cash equivalents, beginning          201,802
1,190,003
                                           ----------
----------

Cash and cash equivalents, ending         $   276,331    $
764,408
                                           ==========
==========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $         -    $
-
                                           ==========
==========













       The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)

                                                   Series 27
                                          ---
-----------------------
                                               2000
1999
                                               ----
----
Cash flows from operating activities:
    Net income (loss)                     $  (331,360)   $
(242,243)
    Adjustments
       Amortization                             3,914
3,881
       Distributions from
         Operating Partnerships                 3,214
2,871
       Share of (income) loss from
         Operating Partnerships               262,316
169,095
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                         -
-
       (Decrease) Increase in accounts
         payable and accrued expenses             129
-
       Decrease (Increase) in accounts
         receivable                              (864)
17,324
       (Decrease) Increase in accounts
         payable affiliates                    78,802
77,115
       Line of credit                               -
-
                                           ----------
----------
         Net cash (used in) provided by
           operating activities                16,151
28,043
                                           ----------
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   -
-
     Capital contributions paid to
       Operating Partnerships                 (12,535)
(337,503)
     Advances to Operating Partnerships             -
42,839
     Investments                               69,032
(10,018)
                                           ----------    -
----------
         Net cash (used in) provided by
           investing activities                56,497
(304,682)
                                           ----------    -
----------

                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                     Three Months Ended June 30
                                (Unaudited)

                                                  Series 27

----------------------------
                                             2000            1999
                                             ----            ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid              -
(1,565)
     Capital contributions received                 -
-
         Net cash (used in) provided by    ----------
----------
           financing activities                     -
(1,565)
                                           ----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                    72,648
(278,204)


Cash and cash equivalents, beginning          250,061
1,328,141
                                           ----------
----------

Cash and cash equivalents, ending         $   322,709    $
1,049,937
                                           ==========
==========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $   152,592    $
333,396
                                           ==========
==========














       The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)

                                                          Series
28
                                                  ---------------
----------
                                                     2000
1999
                                                     ----
----
Cash flows from operating activities:
    Net income (loss)                            $  (451,971)
$ (206,300)
    Adjustments
       Amortization                                      825
5,081
       Distributions from
         Operating Partnerships                        2,561
-
       Share of (income) loss from
         Operating Partnerships                      404,086
153,678
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                                -
-
       (Decrease) Increase in accounts
         payable and accrued expenses                  6,897
-
       Decrease (Increase) in accounts
         receivable                                   (3,075)
135,271
       (Decrease) Increase in accounts
         payable affiliates                                -
(255,793)
       Line of credit                                      -
-
                                                  ----------
-----------
         Net cash (used in) provided by
           operating activities                      (40,677)
(168,063)
                                                  ----------
-----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                          -
(23)
 Capital contributions paid to
       Operating Partnerships                              -
(443,578)
     Advances to Operating Partnerships                    -
-
     Investments                                     308,597
615,169
                                                  ----------
-----------
         Net cash (used in) provided by
           investing activities                      308,597
171,568
                                                  ----------
-----------

                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                     Three Months Ended June 30,
                              (Unaudited)


                                                          Series
28                                                             --
------------------------
                                                     2000
1999
                                                     ----
----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid                      -
(1,977)
     Capital contributions received                         -
-
         Net cash (used in) provided by            ----------
-----------
           financing activities                             -
(1,977)
                                                   ----------
-----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                           267,920
1,528


Cash and cash equivalents, beginning                1,096,622
569,820
                                                   ----------
-----------

Cash and cash equivalents, ending                $  1,364,542   $
571,348
                                                   ==========
===========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships                  $          -   $
-
                                                   ==========
===========










       The accompanying notes are an integral part of these statements.

                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)

                                                         Series
29
                                             --------------------
----------
                                                  2000
1999
                                                  ----
----
Cash flows from operating activities:
    Net income (loss)                        $  (346,548)       $
(308,319)
    Adjustments
       Amortization                                  813
3,804
       Distributions from
         Operating Partnerships                    1,050
-
       Share of (income) loss from
         Operating Partnerships                  284,198
263,726
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                            -
-
       (Decrease) Increase in accounts
         payable and accrued expenses                321
-
       Decrease (Increase) in accounts
         receivable                               (6,329)
(7,523)
       (Decrease) Increase in accounts
         payable affiliates                            -
-
       Line of Credit                                  -
-
                                              ----------
-----------
         Net cash (used in) provided by
           operating activities                  (66,495)
(48,312)
                                              ----------
-----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                      -
(28,857)
     Capital contributions paid to
       Operating Partnerships                     (8,516)
(1,377,856)
     Advances to Operating Partnerships                -
-
     Investments                                  77,665
1,613,132
                                              ----------
-----------
         Net cash (used in) provided by
           investing activities                   69,149
206,419
                                              ----------        -
----------

                 Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                     Three Months Ended June 30,
                              (Unaudited)


                                                          Series
29
                                                -----------------
-----------
                                                    2000
1999
                                                    ----
----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid                  -
(2,256)
     Capital contributions received                     -
-
         Net cash (used in) provided by         ---------
-----------
           financing activities                         -
(2,256)
                                                ---------
-----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                         2,654
155,851


Cash and cash equivalents, beginning              387,679
1,066,404
                                              -----------
-----------

Cash and cash equivalents, ending            $    390,333       $
1,222,255
                                              ===========
===========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships              $          -       $
-
                                              ===========
===========









       The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)

                                                          Series
30
                                               ------------------
----------
                                                    2000
1999
                                                    ----
----
Cash flows from operating activities:
    Net income (loss)                          $   (221,402)   $
(61,961)
    Adjustments
       Amortization                                   5,298
3,464
       Distributions from
        Operating Partnerships                            -
4,321
       Share of (income) loss from
        Operating Partnerships                      185,956
51,871
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                               -
-
       (Decrease) Increase in accounts
         payable and accrued expenses                   127
-
       Decrease (Increase) in accounts
         receivable                                 (83,092)
(335,059)
       (Decrease) Increase in accounts
         payable affiliates                               -
-
       Line of credit                                     -
-
                                                -----------   -
-----------
         Net cash (used in) provided by
           operating activities                    (113,113)
(337,364)                                                   -
----------   ------------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                      (874)
(25,277)
     Capital contributions paid to
       Operating Partnerships                      (129,587)
(2,897,137)
     Advances to Operating Partnerships                   -
1,309,758
     Investments                                    354,018
1,298,836
                                                -----------   -
-----------
         Net cash (used in) provided by
           investing activities                     223,557
(313,820)
                                                -----------   -
-----------

                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                     Three Months Ended June 30,
                              (Unaudited)


                                                          Series
30
                                                 -----
----------------------
                                                    2000
1999
                                                    ----
----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid                     -
(1,821)       Capital contributions received
-              -
         Net cash (used in) provided by          -----------
----------
           financing activities                            -
(1,821)                                                   --
---------      ----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                          110,444
(653,005)


Cash and cash equivalents, beginning                 403,328
1,339,143
                                                 -----------
----------

Cash and cash equivalents, ending               $    513,772
$  686,138
                                                 ===========
==========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships                 $          -
$1,730,322
                                                 ===========
==========












       The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)

                                                          Series
31
                                               -----------------
----------
                                                    2000
1999
                                                    ----
----
Cash flows from operating activities:
    Net income (loss)                          $   (425,007)    $
(672,070)  Adjustments
       Amortization                                       -
3,426
       Distributions from
        Operating Partnerships                            -
442
       Share of (income) loss from
        Operating Partnerships                      362,218
609,284
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                               -
-
       (Decrease) Increase in accounts
         payable and accrued expenses                  (908)
-
       Decrease (Increase) in accounts
         receivable                                 271,628
(273,877)
       (Decrease) Increase in accounts
         payable affiliates                               -
-
       Line of credit                                     -
-
                                                -----------   -
-----------
         Net cash (used in) provided by
           operating activities                     207,931
(332,795)
                                                -----------   -
-----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   (12,404)
(9,817)
     Capital contributions paid to
       Operating Partnerships                    (3,110,521)
(1,048,324)
     Advances to Operating Partnerships           1,456,296
317,142
     Investments                                    838,909
609,466
                                                -----------   -
-----------
         Net cash (used in) provided by
           investing activities                    (827,720)
(131,533)
                                                -----------   -
-----------

                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                     Three Months Ended June 30,
                              (Unaudited)


                                                          Series
31
                                                 ----------------
-----------
                                                    2000
1999
                                                    ----
----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid                     -
(2,836)
     Capital contributions received                        -
-
         Net cash (used in) provided by          -----------
----------
           financing activities                            -
(2,836)
                                                 -----------
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                         (619,789)
(467,164)


Cash and cash equivalents, beginning               1,449,979
1,294,456
                                                 -----------
----------

Cash and cash equivalents, ending               $    830,190    $
827,292
                                                 ===========
==========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships                 $     22,855    $
-
                                                 ===========
==========












       The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                     Three Months Ended June 30,
                                (Unaudited)

                                                          Series
32                                                            ---
-------------------------
                                                    2000
1999
                                                   ------
------
Cash flows from operating activities:
    Net income (loss)                          $   (277,210)
$    95,519
    Adjustments
       Amortization                                   9,066
2,966
       Distributions from
         Operating Partnerships                         503
-
       Share of (income) loss from
          Operating Partnerships                    206,758
(86,007)
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                               -
-
       (Decrease) Increase in accounts
         payable and accrued expenses                   222
-
       Decrease (Increase) in accounts
         receivable                                 382,858
482,380
       (Decrease) Increase in accounts
         payable affiliates                          82,873
-
       Line of credit                                     -
-
                                                -----------
-----------
        Net cash (used in) provided by
           operating activities                     405,070
494,858
                                                -----------
-----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                      (512)
(217,994)
     Capital contributions paid to
       Operating Partnerships                      (407,363)
(3,355,387)
     Advances to Operating Partnerships                   -
1,121,948
     Investments                                    246,342
1,065,594
                                                -----------
-----------
         Net cash (used in) provided by
           investing activities                    (161,533)
(1,385,839)
                                                -----------
-----------

                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF CASH FLOWS

                    Three Months Ended June 30,
                               (Unaudited)

               Series 32
                                               ------------------
------------
                                                    2000
1999
                                                    ----
----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid                     -
(4,732)
     Capital contributions received                        -
-
         Net cash (used in) provided by          -----------
-----------
           financing activities                            -
(4,732)
                                                 -----------
-----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                          243,537
(895,713)


Cash and cash equivalents, beginning                 240,584
1,625,906
                                                 -----------
-----------

Cash and cash equivalents, ending               $    484,121    $
730,193
                                                 ===========
===========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships                 $          -    $
3,071,781
                                                 ===========
===========











       The accompanying notes are an integral part of these statements.

                                      78
                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                     Three Months Ended June 30,
                                (Unaudited)

                                                         Series
33                                                            ---
------------------------
                                                    2000
1999
                                                   ------
------
Cash flows from operating activities:
    Net income (loss)                          $   (126,129)
$   72,132
    Adjustments
       Amortization                                   6,702
4,654
       Distributions from
         Operating Partnerships                           -
-
       Share of (income) loss from
          Operating Partnerships                    110,726
(77,382)
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                               -
-
       (Decrease) Increase in accounts
         payable and accrued expenses                   119
-
       Decrease (Increase) in accounts
         receivable                                  (4,274)
655,226
       (Decrease) Increase in accounts
         payable affiliates                          42,333
-
       Line of credit                                     -
-
                                                -----------     -
----------
        Net cash (used in) provided by
           operating activities                      29,477
654,630
                                                -----------     -
----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                    (7,650)
(16,850)
     Capital contributions paid to
       Operating Partnerships                       (30,226)
(1,616,659)
     Advances to Operating Partnerships            (250,387)
-
     Investments                                    239,672
1,108,151
                                                -----------     -
----------
         Net cash (used in) provided by
           investing activities                     (48,591)
(525,358)
                                                -----------     -
----------






                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                     Three Months Ended June 30,
                               (Unaudited)

               Series 33
                                               ------------------
----------
                                                    2000
1999
                                                    ----
----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid                     -
(4,980)      Capital contributions received
-               -
         Net cash (used in) provided by          -----------
-----------
           financing activities                            -
(4,980)
                                                 -----------
-----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                          (19,114)
124,292


Cash and cash equivalents, beginning                 597,735
685,857
                                                 -----------
-----------

Cash and cash equivalents, ending               $    578,621    $
810,149
                                                 ===========
===========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships                 $          -    $
619,163
                                                 ===========
===========












       The accompanying notes are an integral part of these statements.

                                      80
                   Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                     Three Months Ended June 30,
                                (Unaudited)

                                                          Series
34
                                                   --------------
---------
                                                    2000
1999
                                                   ------
------
Cash flows from operating activities:
    Net income (loss)                          $   (212,940)    $
15,328
    Adjustments
       Amortization                                  10,637
5,522
       Distributions from
         Operating Partnerships                           -
-
       Share of (income) loss from
          Operating Partnerships                    157,569
-
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                               -
-
       (Decrease) Increase in accounts
         payable and accrued expenses                12,021
-
       Decrease (Increase) in accounts
         receivable                                (341,406)
1,645,480
       (Decrease) Increase in accounts
         payable affiliates                               -
-
       Line of credit                                     -
-
                                                -----------    --
---------
        Net cash (used in) provided by
           operating activities                    (374,119)
1,666,330
                                                -----------    --
---------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   (20,346)
(96,706)
     Capital contributions paid to
       Operating Partnerships                    (1,512,550)
(2,313,656)
     Advances to Operating Partnerships             951,050
(1,196,704)
     Investments                                    873,629
348,889
                                                -----------    --
---------
         Net cash (used in) provided by
           investing activities                     291,783
(3,258,177)
                                                -----------    --
---------




                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30,
                               (Unaudited)

               Series 34
                                                   --------------
--------
                                                    2000
1999
                                                    ----
----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid                     -
(47,658)
     Capital contributions received                        -
-
         Net cash (used in) provided by          -----------    -
----------
           financing activities                            -
(47,658)
                                                 -----------    -
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                          (82,336)
(1,639,505)


Cash and cash equivalents, beginning                 672,010
2,482,579
                                                 -----------    -
----------

Cash and cash equivalents, ending               $    589,674   $
843,074
                                                 ===========
===========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships                 $          -   $
1,363,303
                                                 ===========
===========












           The accompanying notes are an integral part of these statements.

                                      82
             Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                     Three Months Ended June 30,
                                (Unaudited)

                                                          Series
35
                                                   --------------
---------
                                                    2000
1999
                                                   ------
------
Cash flows from operating activities:
    Net income (loss)                          $   (162,079)    $
29,275
    Adjustments
       Amortization                                  30,296
-
       Distributions from
         Operating Partnerships                           -
-
       Share of (income) loss from
          Operating Partnerships                    118,914
-
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                               -
(105,282)
       (Decrease) Increase in accounts
         payable and accrued expenses                (1,562)
(286,623)
       Decrease (Increase) in accounts
         receivable                                 421,933
(6,562,776)
       (Decrease) Increase in accounts
         payable affiliates                          13,404
(261,505)
       Line of credit                                     -
782,678
                                                -----------    --
---------
        Net cash (used in) provided by
           operating activities                     420,906
(6,404,233)
                                                -----------    --
---------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                    (2,099)
(2,424,021)
     Capital contributions paid to
       Operating Partnerships                    (1,842,091)
(1,545,699)
     Advances to Operating Partnerships            (103,068)
(782,678)
     Investments                                  1,850,907
(7,809,881)
                                                -----------    --
---------
         Net cash (used in) provided by
           investing activities                     (96,351)
(12,562,279)
                                                -----------    --
---------




                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30,
                               (Unaudited)

               Series 35
                                                   --------------
--------
                                                    2000
1999
                                                    ----
----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid                  (500)
(3,503,806)
     Capital contributions received                        -
25,962,625
         Net cash (used in) provided by          -----------    -
----------
           financing activities                         (500)
22,458,819
                                                 -----------    -
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                          324,055
3,492,307


Cash and cash equivalents, beginning                 701,756
247,876
                                                 -----------    -
----------

Cash and cash equivalents, ending               $  1,025,811   $
3,740,183
                                                 ===========
===========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships                 $          -   $
8,151,458
                                                 ===========
===========












           The accompanying notes are an integral part of these statements.

                                      84
                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                     Three Months Ended June 30,
                                (Unaudited)

                                                 Series 36*
Series 37*
                                                ------------
------------
                                                    2000
2000
                                                   ------
------
Cash flows from operating activities:
  Net income (loss)                          $    (10,191)    $
                             36,514
    Adjustments
       Amortization                                  21,490
21,214
       Distributions from
         Operating Partnerships                           -
-
       Share of (income) loss from
          Operating Partnerships                    (28,644)
-
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                               -
-
       (Decrease) Increase in accounts
         payable and accrued expenses                27,095
96
       Decrease (Increase) in accounts
         receivable                                 217,661
372,037
       (Decrease) Increase in accounts
         payable affiliates                          11,088
(4,710)
       Line of credit                                     -
-
                                                -----------    --
---------
        Net cash (used in) provided by
           operating activities                     238,499
425,151
                                                -----------    --
---------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                   (60,078)
(19,120)
     Capital contributions paid to
       Operating Partnerships                      (881,146)
(380,401)
     Advances to Operating Partnerships             166,263
(4,859,956)
     Investments                                    555,911
(54,750)
                                                -----------    --
---------
         Net cash (used in) provided by
           investing activities                    (219,050)
(5,314,227)
                                                -----------    --
---------

Series 36 and 37 did not commence operation until after June 30, 1999, therefore they do not have comparative information to report.


                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30,
                               (Unaudited)

               Series 36*        Series 37*
                                               -------------
------------
                                                    2000
2000
                                                    ----
----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid                (5,170)
(9,360)
     Capital contributions received                        -
-
         Net cash (used in) provided by          -----------    -
----------
           financing activities                       (5,170)
(9,360)
                                                 -----------    -
----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                           14,279
(4,898,436)


Cash and cash equivalents, beginning                 328,095
5,952,947
                                                 -----------    -
----------

Cash and cash equivalents, ending               $    342,374   $
1,054,511
                                                 ===========
===========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships                 $          -   $
-
                                                 ===========
===========








*Series 36 and 37 did not commence operation until after June 30, 1999, therefore they do not have comparative information to report.

       The accompanying notes are an integral part of these statements.

                                   86
                Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                     Three Months Ended June 30,
                                (Unaudited)

                                                 Series 38*
                                                ------------

                                                    2000
                                                   ------
Cash flows from operating activities:
    Net income (loss)                          $     12,774
    Adjustments
       Amortization                                       -
       Distributions from
         Operating Partnerships                           -
       Share of (income) loss from
          Operating Partnerships                          -
    Changes in assets and liabilities
       Decrease (Increase) in
         organization costs                               -
       (Decrease) Increase in accounts
         payable and accrued expenses               162,139
       Decrease (Increase) in accounts
         receivable                              (2,980,265)
       (Decrease) Increase in accounts
         payable affiliates                          64,514
      Line of credit                              (976,349)
                                                -----------
        Net cash (used in) provided by
           operating activities                  (3,717,187)
                                                -----------

Cash flows from investing activity:
     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                (1,380,346)
     Capital contributions paid to
       Operating Partnerships                    (1,694,845)
     Advances to Operating Partnerships            (564,000)
     Investments                                 (1,711,792)
                                                -----------
         Net cash (used in) provided by
           investing activities                  (5,350,983)
                                                -----------

* Series 38 did not commence operation until after June 30, 1999, therefore it does not have comparative information to report.


                  Boston Capital Tax Credit Fund IV L.P.

                         STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30,
                               (Unaudited)

               Series 38*
                                               -------------
                                                    2000
                                                    ----

Continued
---------

Cash flows from financing activities:
     Sales and registration costs paid            (1,916,824)
     Capital contributions received               13,857,000
         Net cash (used in) provided by          -----------
           financing activities                   11,940,176
                                                 -----------

         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                        2,872,006


Cash and cash equivalents, beginning               1,184,327
                                                 -----------

Cash and cash equivalents, ending               $  4,056,333
                                                 ===========


Supplemental schedule of non-cash
  investing and financing activities
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships                 $  6,710,244
                                                 ===========








*Series 38 did not commence operation until after June 30, 1999, therefore it does not have comparative information to report.

       The accompanying notes are an integral part of these statements.

                                   88
             Boston Capital Tax Credit Fund IV L.P.
                         NOTES TO FINANCIAL STATEMENTS
                               June 30, 2000
                                  (Unaudited)
NOTE A - ORGANIZATION

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

Below is a summary of the BACs sold and total equity raised by series as of August 15, 2000:

    Series       Closing Date          BACs Sold     Equity
Raised
    ------       ------------          ---------     ------------
-
  Series 20     June 24, 1994          3,866,700      $38,667,000
  Series 21     September 30, 1994     1,892,700      $18,927,000
  Series 22     December 28, 1994      2,564,400      $25,644,000
  Series 23     June 23, 1995          3,336,727      $33,366,000
  Series 24     September 22, 1995     2,169,878      $21,697,000
  Series 25     December 29, 1995      3,026,109      $30,248,000
  Series 26     June 25, 1996          3,995,900      $39,959,000
  Series 27     September 17, 1996     2,460,700      $24,607,000
  Series 28     January 29, 1997       4,000,738      $39,999,000
  Series 29     June 10, 1997          3,991,800      $39,918,000
  Series 30     September 10, 1997     2,651,000      $26,490,750
  Series 31     January 18, 1998       4,417,857      $44,057,750
  Series 32     June 23, 1998          4,754,198      $47,431,000
  Series 33     September 21, 1998     2,636,533      $26,362,000
  Series 34     February 11, 1999      3,529,319      $35,273,000

                                    89
                    Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          June 30, 2000
                                (Unaudited)

NOTE A - ORGANIZATION (continued)

   Series       Closing Date          BACs Sold     Equity Raised
    ------       ------------          ---------     ------------
-
  Series 35     June 28, 1999          3,300,463      $33,004,630
  Series 36     September 28, 1999     2,106,837      $21,068,375
  Series 37     January 28, 2000       2,512,500      $25,125,000
  Series 38     July 31, 2000          2,543,100      $25,431,000

The Fund commenced offering BACs in Series 39 on August 1, 2000 but had not admitted any investors as BAC holders as of the date of this filing.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of June 30, 2000 and for the three months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange
Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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





                                      90
                    Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            June 30, 2000
                                  (Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES (continued)

The amortized cost of securities available for sale as of June
30, 2000
by contractual maturity are as follows:

                                 Amortized
                                    Cost
                                 ----------
   Due in one year or less      $19,155,666
   Due after one year             9,349,808
                                 ----------
   Total                        $28,505,474
                                 ==========

The fair market value of the securities is $29,355,989. The difference being an unrealized gain on securities available for sale of $830,515, as of June 30, 2000.

Amortization
------------
The Fund began amortizing unallocated and deferred acquisition costs over 330 months as of June 1999. Each Series begins amortizing costs once they have completed investing in operating partnerships. Accumulated amortization of acquisition costs by Series as of June 30, 2000 and 1999 is as follows:

                         2000 1999
                              ----                ----
    Series 20                4,465             $    893
    Series 21                2,442                  488
    Series 22                7,675                    -
    Series 23                7,808                1,526
    Series 24               12,756                2,551
    Series 25               12,810                2,562
    Series 26               21,702                4,350
    Series 27               18,683                    -
    Series 28                4,126                    -
    Series 29                4,018                    -
    Series 30               26,436                    -
    Series 32               37,222                    -
    Series 33               33,281                    -
    Series 34               52,491                    -
    Series 35              150,192                    -
    Series 36              106,247                    -
    Series 37               21,214                    -
                         ---------              -------
                         $ 523,568             $ 12,370
                         =========              =======



                                   91
                    Boston Capital Tax Credit Fund IV L.P.
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           June 30, 2000
                                 (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited
Partnership, Boston Capital Services, Inc., and Boston Capital
Asset Management L.P. as follows:

For the quarter ended June 30, 2000, Boston Capital Services,
Inc.
received $260,170 for Series 38 as Dealer-Manager fees for marketing advice and investment banking services performed at the time of the Fund's offering of BACs. Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36 and Series 37 completed payment of all Dealer-Manager fees prior to the quarter ended June 30, 2000.

Boston Capital Holdings L.P. is entitled to asset acquisition fees for selecting, evaluating, structuring, negotiating, and closing the Fund's acquisition of interest in the Operating Partnerships. During the quarter ended June 30, 2000, Series 38 paid $1,177,845 for acquisition fees to Boston Capital Holdings Limited Partnership. Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29 Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36 and Series 37 completed payment of all acquisition fees prior to the quarter ended June 30, 2000.

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued or paid to Boston Capital Asset Management L.P.

The fund management fees accrued for the quarters ended June 30, 2000 and
1999 are as follows:

                                2000           1999
                                ----           ----
           Series 20         $ 94,812       $ 94,812
           Series 21           56,460         56,460
           Series 22           63,648         63,648
           Series 23           60,066         60,066
           Series 24           58,338         58,341
           Series 25           68,169         68,169
           Series 26          109,395         99,567
           Series 27           78,801         77,115
           Series 32           82,875              -
           Series 33           42,333              -
           Series 35           54,660         23,047
           Series 36           37,425              -
           Series 38           11,932              -
                              -------        -------
                             $818,914       $601,225
                              =======        =======

                                92
                    Boston Capital Tax Credit Fund IV L.P.
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           June 30, 2000
                                 (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS - (continued)

The fund management fees paid for the quarters ended June 30,
2000 and 1999 are as follows:
                                2000           1999
                                ----           ----
           Series 28         $ 83,502       $ 83,502
           Series 29           84,629         84,860
           Series 30           55,179         44,113
           Series 31           98,676         89,724
           Series 32                -         68,046
           Series 33                -         54,717
           Series 34           73,155         47,660
           Series 35           41,256              -
           Series 36           26,337              -
           Series 37           31,407              -
                              -------        -------
                             $494,141       $472,622
                              =======        =======

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2000 and 1999 the Fund has limited partnership interests in
363 and 332 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at June
30, 2000 and 1999 is as follows:

                               2000            1999
                               ----            ----
           Series 20            24              24
           Series 21            14              14
           Series 22            29              29
           Series 23            22              22
           Series 24            24              24
           Series 25            22              22
           Series 26            45              45
           Series 27            16              15
           Series 28            26              26
           Series 29            22              22
           Series 30            20              20
           Series 31            27              26
           Series 32            16              15
           Series 33            10               9
           Series 34            14              11


                                    93
                     Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                         June 30, 2000
                                  (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

                               2000            1999
                               ----            ----
           Series 35            10               8
           Series 36            11               -
           Series 37             5               -
           Series 38             6               -
                               ---             ---
                               363             332
                               ===             ===

Under the terms of the Fund's investment in each Operating
Partnership, the
Fund is required to make capital contributions to the Operating
Partnerships.
These contributions are payable in installments over several years upon each
Operating Partnership achieving specified levels of construction and/or
operations.  The contributions payable at June 30, 2000 and 1999 are as
follows:
                             2000            1999
                             ----            ----
           Series 20     $   388,026     $   388,026
           Series 21         683,688         709,193
           Series 22         538,770         548,232
           Series 23         458,631         487,851
           Series 24       1,214,204       1,269,494
           Series 25       2,431,112       2,673,557
           Series 26       2,688,369       5,189,760
           Series 27       1,052,171       1,913,594
           Series 28       2,463,113       3,992,036
           Series 29       2,052,465       4,474,755
           Series 30       2,379,537       5,115,010
           Series 31       1,954,134       6,976,731
           Series 32       4,040,039       9,883,422
           Series 33       3,242,693       5,024,026
           Series 34       4,448,643      11,606,431
           Series 35       3,705,183      15,407,534
           Series 36       4,628,388               -
           Series 37       6,790,177               -
           Series 38       7,443,810               -
                          ----------      ----------
                         $52,603,153     $75,659,652
                          ==========      ==========






                                    94
                     Boston Capital Tax Credit Fund IV L.P.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           June 30, 2000
                                  (Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating
Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the
Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2000.


                   COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                          Three months ended March 31,
                                   (Unaudited)

                                                  Series 20

---------------------------
                                             2000
1999
                                             ----
----
Revenues
   Rental                                 $2,165,392
$2,099,269
   Interest and other                        117,433
107,098
                                           ---------
---------
                                           2,282,825
2,206,367
                                           ---------
---------
Expenses
  Interest                                   760,268
781,818
  Depreciation and amortization              738,982
765,608
  Operating expenses                       1,209,658
1,052,354
                                           ---------
---------
                                           2,708,908
2,599,780
                                           ---------
---------

          NET LOSS                        $ (426,083)      $
(393,413)
                                           =========
=========
Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                           $ (413,953)      $
(382,179)
                                           =========
=========

Net loss allocated to
    other partners                        $   (4,260)      $
(3,934)
                                           =========
=========

Net Loss Suspended                        $   (7,870)      $
(7,300)
                                           =========
=========

                   Boston Capital Tax Credit Fund IV L.P

                       June 30, 2000
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Three months ended March 31,
                              (Unaudited)

                                                Series 21
                                      ---------------------------
-
                                           2000             1999
                                           ----             ----
 Revenues
   Rental                              $1,258,022
$1,216,390
   Interest and other                      30,616
31,558
                                        ---------
---------
                                        1,288,638
1,247,948
                                        ---------
---------
Expenses
  Interest                                468,487
477,392
  Depreciation and amortization           294,997
304,681
  Operating expenses                      816,850
778,940
                                        ---------
---------
                                        1,580,334
1,561,013
                                        ---------
---------

          NET INCOME (LOSS)            $ (291,696)      $
(313,065)
                                        =========
=========

Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $ (288,778)      $
(309,934)
                                        =========
=========

Net loss allocated to
  other partners                       $   (2,918)      $
(3,131)
                                        =========
=========

                   Boston Capital Tax Credit Fund IV L.P.

                             June 30, 2000
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

                COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Three months ended March 31,
                              (Unaudited)

                                                 Series 22

--------------------------
                                          2000             1999
 Revenues                                 ----             ----

   Rental                              $1,193,477
$1,177,196
   Interest and other                      59,545
62,335
                                        ---------
---------
                                        1,253,022
1,239,531
                                        ---------
---------
Expenses
  Interest                                346,594
332,004
  Depreciation and amortization           458,028
447,678
  Operating expenses                      818,084
655,459
                                        ---------
---------
                                        1,622,706
1,435,141
                                        ---------
---------

          NET INCOME (LOSS)            $ (369,684)      $
(195,610)
                                        =========
=========

Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $ (365,988)      $
(193,654)
                                        =========
=========

Net loss allocated to
   other partners                      $   (3,696)      $
(1,956)
                                        =========
=========

               Boston Capital Tax Credit Fund IV L.P.

                       June 30, 2000
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

              COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Three months ended March 31,
                           (Unaudited)

                                                Series 23

----------------------------
                                          2000             1999
 Revenues                                 ----             ----
   Rental                              $1,387,053
$1,328,724
   Interest and other                      60,987
71,823
                                        ---------
---------
                                        1,448,040
1,400,547
                                        ---------
---------
Expenses
  Interest                                453,506
446,101
  Depreciation and amortization           490,997
455,401
  Operating expenses                      819,545
770,043
                                        ---------
---------

                                        1,764,048
1,671,545
                                        ---------
---------

          NET LOSS                     $ (316,008)      $
(270,998)
                                        =========
=========
Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $ (312,848)      $
(268,288)
                                        =========
=========

Net loss allocated to
  other partners                       $   (3,160)      $
(2,710)
                                        =========
=========

                   Boston Capital Tax Credit Fund IV L.P.

                            June 30, 2000
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Three months ended March 31,
                              (Unaudited)

                                           Series 24
                                 ----------------------------
                                     2000              1999
 Revenues                            ----              ----

   Rental                         $1,303,421       $1,282,608
   Interest and other                 24,884           33,989
                                   ---------        ---------
                                   1,328,305        1,316,597
                                   ---------        ---------

Expenses
  Interest                           446,403          467,591
  Depreciation and amortization      483,672          484,953
  Operating expenses                 744,684          805,168
                                   ---------        ---------
                                   1,674,759        1,757,712
                                   ---------        ---------

          NET INCOME (LOSS)       $ (346,454)      $ (441,115)
                                   =========        =========

Net loss allocated to
  Boston Capital Tax Credit
  Fund IV L.P.                    $ (342,989)      $ (436,704)
                                   =========        =========

Net loss allocated to
   other partners                 $   (3,465)      $   (4,411)
                                   =========        =========

                   Boston Capital Tax Credit Fund IV L.P.

                            June 30, 2000
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Three months ended March 31,
                              (Unaudited)

                                                    Series 25
                                            ---------------------
-----
                                                2000
1999
 Revenues                                       ----            -
---

   Rental                                   $1,810,478
$1,781,862
   Interest and other                           46,877
34,640
                                             ---------       ----
-----
                                             1,857,355
1,816,502
                                             ---------       ----
-----

Expenses
  Interest                                     565,721
564,104
  Depreciation and amortization                514,044
502,427
  Operating expenses                         1,152,398
1,238,450
                                             ---------       ----
-----
                                             2,232,163
2,304,981
                                             ---------       ----
-----

          NET INCOME (LOSS)                 $ (374,808)     $
(488,479)
                                             =========
=========

Net loss allocated to
  Boston Capital Tax Credit
  Fund IV L.P.                              $ (371,060)     $
(483,594)
                                             =========
=========

Net loss allocated to
   other partners                           $   (3,748)     $
(4,885)
                                             =========
=========












                                  100
               Boston Capital Tax Credit Fund IV L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                      June 30, 2000
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Three months ended March 31,
                             (Unaudited)


                                               Series 26
                                       ---------------------------
                                          2000             1999
 Revenues                                 ----             ----
   Rental                              $2,063,633
$2,032,064
   Interest and other                      83,365
52,874
                                        ---------
---------

                                        2,146,998
2,084,938
                                        ---------
---------
Expenses
  Interest                                509,751
510,444
  Depreciation and amortization           707,004
700,574
  Operating expenses                    1,209,157
1,092,319
                                        ---------
---------

                                        2,425,912
2,303,337
                                        ---------
---------

          NET INCOME (LOSS)            $ (278,914)      $
(218,399)
                                        =========
=========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $ (276,125)      $
(216,215)
                                        =========
=========

Net income (loss) allocated to
  other partners                       $   (2,789)      $
(2,184)
                                        =========
=========





               Boston Capital Tax Credit Fund IV L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          June 30, 2000
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Three months ended March 31,
                             (Unaudited)


                                                Series 27
                                       --------------------------
-
                                          2000              1999
 Revenues                                 ----              ----
   Rental                              $2,025,734
$1,492,967
   Interest and other                      51,314
33,278
                                        ---------
---------

                                        2,077,048
1,526,245
                                        ---------
---------
Expenses
  Interest                                792,354
639,885
  Depreciation and amortization           594,541
417,810
  Operating expenses                      955,119
639,353
                                        ---------
---------

                                        2,342,014
1,697,048
                                        ---------
---------

          NET INCOME (LOSS)            $ (264,966)      $
(170,803)
                                        =========
=========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $ (262,316)      $
(169,095)
                                        =========
=========

Net income (loss) allocated to
  other partners                       $   (2,650)      $
(1,708)
                                        =========
=========








               Boston Capital Tax Credit Fund IV L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        June 30, 2000
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Three months ended March 31,
                             (Unaudited)


                                                Series 28
                                       --------------------------
-
                                          2000              1999
 Revenues                                 ----              ----
   Rental                              $1,385,125       $
930,905
   Interest and other                      43,922
27,121
                                        ---------
---------

                                        1,429,047
958,026
                                        ---------
---------
Expenses
  Interest                                411,038
297,776
  Depreciation and amortization           581,296
286,662
  Operating expenses                      844,880
528,819
                                        ---------
---------

                                        1,837,214
1,113,257
                                        ---------
---------

          NET LOSS                     $ (408,167)      $
(155,231)
                                        =========
=========
Net loss allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $ (404,086)      $
(153,678)
                                        =========
=========

Net loss allocated to
  other partners                       $   (4,081)      $
(1,553)
                                        =========
=========








                  Boston Capital Tax Credit Fund IV L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     June 30 2000
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Three months ended March 31,
                             (Unaudited)


                                               Series 29
                                       --------------------------
                                          2000               1999
 Revenues                                 ----               ----
   Rental                              $1,611,949       $
968,337
   Interest and other                      79,820
31,039
                                        ---------        --------
-
                                        1,691,769
999,376
                                        ---------        --------
-
Expenses
  Interest                                519,129
327,210
  Depreciation and amortization           552,216
349,806
  Operating expenses                      907,493
588,750
                                        ---------        --------
-

                                        1,978,838
1,265,766
                                        ---------        --------
-

          NET INCOME (LOSS)            $ (287,069)      $
(266,390)
                                        =========
=========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                        $ (284,198)      $
(263,726)
                                        =========
=========

Net income (loss) allocated to
  other partners                       $   (2,871)      $
(2,664)
                                        =========
=========













                 Boston Capital Tax Credit Fund IV L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        June 30, 2000
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Three months ended March 31,
                             (Unaudited)


                                               Series 30
                                       --------------------------
-
                                          2000              1999
 Revenues                                 ----              ----
   Rental                             $  864,905       $  425,290
   Interest and other                     30,525           17,235
                                       ---------        ---------

                                         895,430          442,525
                                       ---------        ---------
Expenses
  Interest                               285,891           85,136
  Depreciation and amortization          283,369          106,712
  Operating expenses                     514,004          303,072
                                        --------        ---------

                                       1,083,264          494,920
                                       ---------        ---------

          NET INCOME (LOSS)           $ (187,834)      $
(52,395)
                                       =========        =========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                       $ (185,956)      $
(51,871)
                                       =========        =========

Net income (loss) allocated to
  other partners                      $   (1,878)      $
(524)
                                       =========        =========










                   Boston Capital Tax Credit Fund IV L.P.

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                      June 30, 2000
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Three months ended March 31,
                             (Unaudited)


                                               Series 31
                                       --------------------------
-
                                          2000              1999
 Revenues                                 ----              ----
   Rental                             $2,152,593       $1,125,301
   Interest and other                     79,282           40,312
                                       ---------        ---------

                                       2,231,875        1,165,613
                                       ---------        ---------
Expenses
  Interest                               642,415          576,013
  Depreciation and amortization          724,335          377,527
  Operating expenses                   1,231,002          827,511
                                       ---------        ---------

                                       2,597,752        1,781,051
                                       ---------        ---------

          NET INCOME (LOSS)           $ (365,877)      $
(615,438)
                                       =========        =========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                       $ (362,218)      $
(609,284)
                                       =========        =========

Net income (loss) allocated to
  other partners                      $   (3,659)      $
(6,154)
                                       =========        =========










                Boston Capital Tax Credit Fund IV L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                      June 30 2000
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Three months ended March 31,
                             (Unaudited)


                                               Series 32
                                       --------------------------
-
                                          2000              1999
 Revenues                                 ----              ----
   Rental                             $  834,495       $  656,122
   Interest and other                     66,128           26,492
                                       ---------        ---------

                                         900,623          682,613
                                       ---------        ---------
Expenses
  Interest                               285,950          189,075
  Depreciation and amortization          317,962          175,030
  Operating expenses                     505,558          231,632
                                       ---------        ---------

                                       1,109,470          595,737
                                       ---------        ---------

          NET INCOME (LOSS)           $ (208,847)      $   86,876
                                       =========        =========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                       $ (206,758)      $   86,007
                                       =========        =========

Net income (loss) allocated to
  other partners                      $   (2,089)      $      869
                                       =========        =========










                Boston Capital Tax Credit Fund IV L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                      June 30 2000
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Three months ended March 31,
                             (Unaudited)


                                               Series 33
                                       --------------------------
-
                                          2000              1999
 Revenues                                 ----              ----
   Rental                             $  426,391       $  491,344
   Interest and other                     13,532           58,024
                                       ---------        ---------

                                         439,923          549,368
                                       ---------        ---------
Expenses
  Interest                               164,663          170,716
  Depreciation and amortization          114,676          135,361
  Operating expenses                     272,428          165,127
                                       ---------        ---------

                                         551,767          471,204
                                       ---------        ---------

          NET INCOME (LOSS)           $ (111,844)      $   78,164
                                       =========        =========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                       $ (110,726)      $   77,382
                                       =========        =========

Net income (loss) allocated to
  other partners                      $   (1,118)      $      782
                                       =========        =========










                  Boston Capital Tax Credit Fund IV L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                      June 30, 2000
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Three months ended March 31,
                             (Unaudited)


                                                    Series 34*
Series 35*
                                                   -----------
-----------

                                                      2000
2000
 Revenues                                             ----
----
   Rental                                         $  692,238
$  121,705
   Interest and other                                 28,022
56,713
                                                   ---------
---------

                                                     720,260
178,418
                                                   ---------
---------
Expenses
  Interest                                           273,563
90,725
  Depreciation and amortization                      219,289
66,293
  Operating expenses                                 386,569
141,515
                                                   ---------
---------

                                                     879,421
298,533
                                                   ---------
---------

          NET INCOME (LOSS                        $ (159,161)
$ (120,115)
                                                   =========
=========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                                   $ (157,569)
$ (118,914)
                                                   =========
=========

Net income (loss) allocated to
  other partners                                  $   (1,592)
$   (1,201)
                                                   =========
=========


* The Operating Partnerships in Series 34 and Series 35 did not commence operations until after March 31, 1999 therefore they do not have comparative information to report.



                  Boston Capital Tax Credit Fund IV L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                      June 30, 2000
                             (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Three months ended March 31,
                             (Unaudited)


                                                    Series 36*
                                                   -----------

                                                      2000
 Revenues                                             ----
   Rental                                         $  397,770
   Interest and other                                 18,250
                                                   ---------

                                                     416,020
                                                   ---------
Expenses
  Interest                                           176,967
  Depreciation and amortization                       45,369
  Operating expenses                                 164,751
                                                   ---------

                                                     387,087
---------

          NET INCOME (LOSS                        $   28,933
                                                   =========
Net income (loss) allocated to
  Boston Capital Tax Credit
   Fund IV L.P.                                   $   28,644
                                                   =========

Net income (loss) allocated to
  other partners                                  $      289
                                                   =========


* The Operating Partnerships in Series 36 did not commence operations until after March 31, 1999 therefore they do not have comparative information to report.

** The Operating Partnerships in Series 37 and Series 38 did not commence operations until after March 31, 2000 therefore they do not have current or comparative information to report.

                    Boston Capital Tax Credit Fund IV L.P.
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            June 30, 2000
                             (Unaudited)


NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS-CONTINUED

When comparing the results of operations from the Operating Partnerships for the three months ended March 31, 2000 and 1999 numerous variances, some material in nature, exist. The variances are the result of a number of factors including an increase in the number of Operating Partnerships owned, an increase in the number which have completed construction, and an increase in the number which have completed the lease-up phase.

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the fiscal year ended March 31, 2001 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating
Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.





























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

The Fund is currently accruing the fund management fee for Series
20, Series
21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 32, Series 33 and Series 38. The fund is also accruing a portion of the fund management fee for Series 35, Series 36 and Series 37. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Fund receives sales or refinancing proceeds from Operating partnerships which will be used to satisfy such liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund. The Fund is currently unaware if any trends which would create insufficient liquidity to meet future third party obligations.

Capital Resources
-----------------
The Fund offered BACs in a Public Offering declared effective by the
Securities and Exchange Commission on December 16, 1993.  The
Fund received
$38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000,
$30,248,000,
$39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750,
$44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630,
$21,068,375, $25,125,000 and $25,431,000 representing 3,866,700,
1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900,
2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198,
2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500 and
2,543,100. BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37 and Series 38 respectively.

Series 20
---------
The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $28,614,472.

                                 112
During the quarter ended June 30, 2000, Series 20 did not record any releases of capital contributions. Series 20 has outstanding contributions payable in the amount of $388,026 as of June 30, 2000. Of the amount outstanding, $222,120 has been advanced to the Operating Partnerships. The advance will be converted to capital and the remaining contributions of $165,906 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 21
---------
The Fund commenced offering BACs in Series 21 on July 1, 1994. Offers and sales of BACs in Series 21 were completed on December 31, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,730.

During the quarter ended June 30, 2000, Series 21 did not record any releases of capital contributions. Series 21 has outstanding contributions payable in the amount of $683,688 as of June 30, 2000. Of the amount outstanding, $641,540 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $42,148 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 22
---------
The Fund commenced offering BACs in Series 22 on October 10, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748.

During the quarter ended June 30, 2000, Series 22 did not record any releases of capital contributions. Series 22 has outstanding contributions payable in the amount of $538,769 as of June 30, 2000. Of the amount outstanding, $450,981 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $87,788 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 23
---------
The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on September 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278.

During the quarter ended June 30, 2000, Series 23 did not record any releases of capital contributions. Series 23 has outstanding contributions payable of $458,632 as of June 30, 2000, all of which has previously been advanced or loaned to the Operating Partnerships. The advances and loans will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.



                                    113
Series 24
---------
The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,980,237.

During the quarter ended June 30, 2000, Series 24 did not record any releases of capital contributions. Series 24 has outstanding contributions payable in the amount of $1,214,204 as of June 30, 2000. Of the amount outstanding, $1,059,896 has been advanced or loaned to the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $154,308 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 25
---------
The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,449,722.

During the quarter ended June 30, 2000, Series 25 recorded capital contribution releases of $2,955. Series 25 has outstanding contributions payable in the amount of $2,431,112 as of June 30, 2000. Of the amount outstanding, $1,671,965 has been advanced or loaned to some of the Operating Partnerships. In addition, $20,000 has been funded into and escrow account on behalf of one of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $759,147, will be released from the escrow account and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 26
---------
The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 25, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,390,862.

During the quarter ended June 30, 2000, Series 26 recorded capital contribution releases of $20,793. Series 26 has outstanding contributions payable in the amount of $2,688,369 as of June 30, 2000. Of the amount outstanding, $2,053,953 has been advanced or loaned to some of the Operating Partnerships. In addition, $338,855 has been funded into escrow accounts on behalf of other Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $634,416, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.



                                   114
Series 27
---------
The Fund commenced offering BACs in Series 27 on June 24, 1996. Offers and sales of BACs in Series 27 were completed on September 17, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,901,046.

During the quarter ended June 30, 2000, Series 27 recorded capital contribution releases of $12,535. Series 27 has outstanding contributions payable in the amount of $1,052,171 as of June 30, 2000. Of the amount outstanding, $543,500 has been advanced to the Operating Partnerships. The advances will be converted to capital and the remaining contributions of $508,671 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 28
---------
The Fund commenced offering BACs in Series 28 on September
30,1996.  Offers
and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,261,233.

During the quarter ended June 30, 2000, Series 28 did not record any releases of capital contributions. Series 28 has outstanding contributions payable in the amount of $2,463,113 as of June 30, 2000. Of the amount outstanding, $1,477,759 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $985,354 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 29
---------
The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877.

During the quarter ended June 30, 2000, Series 29 recorded capital contribution releases of $8,516. Series 29 has outstanding contributions payable in the amount of $2,052,465 as of June 30, 2000. Of the amount outstanding, $835,878 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $1,216,587 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 30
---------
The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,457,335.


During the quarter ended June 30, 2000, Series 30 recorded capital contribution releases of $129,587. Series 30 has outstanding contributions payable in the amount of $2,502,751 as of June 30, 2000. Of the amount outstanding, $425,046 has been advanced or loaned to the Operating Partnerships. In addition, $343,443 has been funded into escrow accounts on behalf of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $2,077,705, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 31
---------
The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100.

During the quarter ended June 30, 2000, Series 31 recorded capital contribution releases of $3,110,521. Series 31 has outstanding contributions payable in the amount of $1,954,134 as of June 30, 2000. Of the amount outstanding, $946,675 has been advanced or loaned to some of the Operating Partnerships. In addition, $25,000 has been funded into an escrow account on behalf of one of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $1,007,459, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

During the quarter ended June 30, 2000, Series 32 recorded capital contribution releases of $407,363. Series 32 has outstanding contributions payable in the amount of $4,040,039 as of June 30, 2000. Of the amount outstanding, $144,825 has been loaned the Operating Partnerships. In addition, $1,291,386 has been funded into escrow accounts on behalf of other
Operating Partnerships. The loans will be converted to capital and the remaining contributions of $3,895,214, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.


Series 33
---------
The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,591,285.

During the quarter ended June 30, 2000, Series 33 recorded capital contribution releases of $30,226. Series 33 has outstanding contributions payable in the amount of $3,242,693 as of June 30, 2000. Of the amount outstanding, $292,212 has been loaned to the Operating Partnerships. In addition, $1,295 has been funded into an escrow account on behalf of another Operating Partnership. The loans will be converted to capital and the remaining contributions of $2,950,481, will be released from the escrow account and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 34
---------
The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $25,640,408.

During the quarter ended June 30, 2000, Series 34 recorded capital contribution releases of $1,512,550. Series 34 has outstanding contributions payable the Operating Partnerships in the amount of $4,448,643 as of June 30, 2000. Of the amount outstanding, $1,583,576 has been loaned or advanced to some of the Operating Partnerships. In addition, $404,090 has been funded into escrow accounts on behalf of other Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $2,865,067, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 35
---------
The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 25, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $22,871,561.

During the quarter ended June 30, 2000, Series 35 recorded capital contribution releases of $1,842,091. Series 35 has outstanding contributions payable in the amount of $3,705,183 as of June 30, 2000. Of the amount outstanding, $753,068 has been loaned to one of the Operating Partnerships. In addition, $10,855 has been funded into escrow accounts on behalf of other Operating Partnerships. The loans will be converted to capital and the remaining contributions of $2,952,115, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.


                                  117
Series 36
---------
The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 35 were completed on September 28, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,273,148.

During the quarter ended June 30, 2000, Series 36 recorded capital contribution releases of $881,146. Series 36 has outstanding contributions payable to in the amount of $4,628,388 as of June 30, 2000. Of the amount outstanding, $2,568,422 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $2,059,966, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 37
---------
The Fund commenced offering BACs in Series 37 on October 29,
1999. Offers and sales of BACs in Series 37 were completed on January 28, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 5
Operating Partnerships in the amount of $13,237,736.

During the quarter ended June 30, 2000, Series 37 recorded capital contribution releases of $380,401. Series 37 has outstanding contributions payable in the amount of $6,790,177 as of June 30, 2000. Of the amount outstanding, $1,909,723 has been loaned to the Operating Partnerships. In addition, $842,464 has been funded into an escrow account on behalf of another Operating Partnership. The loans will be converted to capital and the remaining contributions of $4,799,454, will be released from the escrow account and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 38
---------
The Fund commenced offering BACs in Series 38 on February 1, 2000. Offers and sales of BACs in Series 38 were completed on July 31, 2000. The fund has committed proceeds to pay initial and additional installments of capital contributions to 6 Operating Partnerships in the amount of $11,677,353.

During the quarter ended June 30, 2000, Series 38 recorded capital contribution releases of $1,694,845. Series 38 has outstanding contributions payable to in the amount of $7,443,810 as of June 30, 2000. Of the amount outstanding, $564,000 has been loaned to one of the Operating Partnerships. The loan will be converted to capital and the remaining contributions of $6,879,810, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.





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

Results of Operations
---------------------

As of June 30, 2000 and 1999 the Fund held limited partnership interests in 363 and 332 Operating Partnerships, respectively. In each instance the
Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment
Complex which initially complied with the Minimum Set-Aside Test
(i.e.,
occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the
Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Fund's results of operations for future periods will vary significantly from those for the period ended June 30, 2000 as Series 32, Series 34, Series 35, Series 37 and Series 38 continue to use the funds raised to invest in partnership interests of additional Operating Partnerships, and the Fund begins to offer BACs in Series 39.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating
Partnerships. The fund management fees incurred for the quarter ended
June 30, 2000 for Series 20, Series 21, Series 22, Series 23,
Series 24,
Series 25, Series 26, Series 27, Series 28, Series 29, Series 30,
Series
31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37 and Series 38 were $74,553, $52,820, $45,219, $41,566,
$57,213, $59,889, $103,296, $69,171, $78,194, $72,629, $45,679,
$56,176, $82,375, $37,913, $73,155, $54,660, $37,425, $26,697 and
$11,932, respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal
Housing Tax Credits for allocation to its partners and BAC holders.




                                 119
Series 20
---------
As of June 30, 2000 and 1999 the average Qualified Occupancy for the series was 99.9% and 100%, respectively. The series had a total of 24 properties at June 30, 2000. Out of the total 23 were at 100% Qualified Occupancy.

For the three months being reported Series 20 reflects a net loss from
Operating Partnerships of $426,083. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$312,899. This is an interim period estimate; it is not indicative of the final year end results.

The Operating General Partner, Investment Limited Partner and the management company are working diligently to maintain a strong occupancy at Breeze Cove Limited Partnership (Breeze Cove Apartments). The average occupancy during the first half of 2000 remained above 90%. The Operating General Partner continues to encourage the management company to reduce operating expenses to establish a stable operating history so that a debt restructuring will be possible in the future. In addition, the Operating General Partner and Investment Limited Partner have funded operating deficits as needed.

The physical occupancy rate for East Douglas Apartments Limited Partnership (East Douglas Apartments) for the five months ended May 31, 2000 was 96%. Realty & Mortgage Company, the management agent has been successful in maintaining a high occupancy rate. The property's continued strong occupancy has enabled the new management company to significantly reduce the high accounts payable balance and generate positive cash flow. The partnership obtained approval for the reimbursement from the replacement reserve account for capital expense items that were originally funded from operations in May 2000. Additionally, the management agent will be applying for a $20 increase in monthly rents for all apartment units in the building in the third quarter 2000. There was a Form 8823, Low Income Housing Credit Agencies Report of Noncompliance, filed against the property in 1999. While the files are presently in good condition, there were a number of compliance issues that occurred during the initial occupancy of the building. The non-compliance items are being researched and the management agent is presently working with the state agency to rectify the situation.

Parkside Housing Limited Partnership (Parkside Apartments) operated with a net loss during 1999 primarily as a result of capital improvements that were made during the year. None of the capital expenditures for 1999 were reimbursed from the replacement reserve account, but were instead funded through operations. However, a request to withdraw funds from the replacement reserve was granted during the first quarter of 2000, and a deposit has since been made into the operating account. These funds should alleviate some of the outstanding payables. Since the reserves are under-funded due to low occupancy in previous years, the approved withdrawal was minimal. As a result of increased marketing efforts, physical occupancy for 1999 averaged 91.2% and continues its upward trend as evidenced with a strong 98.15% average for the first six months of 2000.





Series 21
---------
As of the June 30, 2000 and 1999 the average Qualified Occupancy for the series was 99.2% and 99.1%, respectively. The series had a total of 14 properties at June 30, 2000.  Out of the total 11 were at 100%
Qualified
Occupancy.

For the three months being reported Series 21 reflects a net loss from
Operating Partnerships of $291,696. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $3,301. This is an interim period estimate; it is not indicative of the final year end results.

Atlantic City Housing Urban Renewal Associates L.P. reported a net loss net of depreciation, which is a non-cash item, for the year ended December 31, 1999 of approximately $185,000. The property's operations were impacted by high costs for security and maintenance, while the Section 8 Rental Assistance Contract had only seen small incremental increases over the past few years. The Operating General Partner funded most of the deficits, though outstanding payables remained high. The Operating General Partner is committed to seeing through the problems by continuing to fund deficits as needed. A new management company was contracted on June 1, 2000 and has kept the site staff in place. This local company is in a good position to add value by providing better site supervision, better vendor relations and discounted bulk purchasing of services and supplies. In addition, most of the expense reduction has come from the security line item. The new management company has reduced security hours through better management of the actual security schedule. They are also presently researching the cost of security equipment such as monitors and cameras. The Investment General Partner is monitoring the situation closely through quarterly inspections and is working with the Operating General Partner on curing the operational issues. Atlantic City Housing Urban Renewal Associates LP will continue to show deficits for the foreseeable future. Occupancy remains stable at 98% as the subject property has a project based Section 8 HAP contract, which protects it from much of the market rate competition. Applicants come from an ample Housing Authority waiting list. However, the investment will remain viable only so long as the Operating General Partner is willing and able to continue to fund operating deficits.

Series 22
---------
As of June 30, 2000 and 1999 the average Qualified Occupancy for the series was 100%. The series had a total of 29 properties at June
30, 2000, all of which were at 100% Qualified Occupancy.

For the three months being reported Series 22 reflects a net loss from
Operating Partnerships of $369,684. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$88,344. This is an interim period estimate; it is not indicative of the final year end results.






                               121
Series 23
---------
As of June 30, 2000 and 1999 the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at June
30, 2000, all of which were at 100% Qualified Occupancy.

For the three months being reported Series 23 reflects a net loss from
Operating Partnerships of $316,008. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a positive operations of $174,989. This is an interim period estimate; it is not indicative of the final year end results.

Series 24
---------
As of June 30, 2000 and 1999 the average Qualified Occupancy for the series was 99.9 % and 99.8%, respectively. The series had a total of 24 properties at June 30, 2000. Out of the total 23 were at 100% Qualified Occupancy.

For the three months being reported Series 24 reflects a net loss from
Operating Partnerships of $346,454. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $137,218. This is an interim period estimate; it is not indicative of the final year end results.

Los Lunas Apartments Limited (Hillridge Apartments) suffered from decreased occupancy during 1999 and, as a result operated below break-even. Due to negative cash flow, debt service payments fell behind and the New Mexico Mortgage Finance Authority issued a notice of default to the Operating General Partner for non-payment of the debt service. Due to the mortgage default, the Investment Limited Partner removed the Operating General Partner, however, the Operating General Partner was allowed to remain in control of property management. During a February 2000 meeting with the Investment Limited Partner and the New Mexico Mortgage Finance Authority, the former Operating General Partner was able to cure the mortgage default. However a Stipulated Order was simultaneously filed with the court allowing for management agreement to be terminated if certain conditions, including a prompt payment of the monthly mortgage obligation were not met. The June mortgage payment is delinquent. As a result of the mortgage delinquency, the Investment Limited Partner removed the former Operating General Partner as management agent and appointed a third-party management agent. Several days after the appointment of the third-party manager, the former Operating General Partner filed a Temporary Restraining Order against the newly appointed management company and the Investment Limited Partner. A hearing regarding the temporary restraining order was conducted on July 14, 2000 and the restraining order was lifted. Due to the continued mortgage delinquency, on July 21, 2000 the mortgage lender filed a motion to place the property in receivership. The motion was granted and Monarch Properties was appointed as the new managing agent. The Investment Limited Partner is now working with Monarch Properties.

Series 25
---------
As of June 30, 2000 and 1999 the average Qualified Occupancy for the series was 99.8%. The series had a total of 22 properties at June 30, 2000. Out of the total 21 were at 100% Qualified
Occupancy.



For the three months being reported Series 25 reflects a net loss from
Operating Partnerships of $374,808. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a positive operations of $139,236. This is an interim period estimate; it is not indicative of the final year end results.

Series 26
---------
As of June 30, 2000 and 1999 the average Qualified Occupancy for the series was 99.9% and 99.3%, respectively. The series had a total of 45 properties at June 30, 2000. Out of the total 44 properties were at 100% Qualified Occupancy. Series 26 also had 1 property with multiple buildings some buildings in lease-up and some which were under construction at June 30, 2000.

For the three months being reported Series 26 reflects a net loss from Operating Partnerships of $278,914. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$428,090. This is an interim period estimate; it is not indicative of the final year end results.

Series 27
---------
As of June 30, 2000 and 1999 the average Qualified Occupancy for the series was 99.4% and 97.0%, respectively. The series had a total of 16 properties at June 30, 2000.  Out of the total 15 were at 100%
Qualified Occupancy and 1 was in active lease-up.

For the three months being reported Series 27 reflects a net loss from Operating Partnerships of $264,966. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$329,575. This is an interim period estimate; it is not indicative of the final year end results.

Centrum-Fairfax II Limited Partnership (Forest Glen at Sulley Station Phase II) continues to experience high payables and negative cash flow as a result of low occupancy during the first six months of 2000. The Operating General Partner has been funding shortfalls as needed. The average physical occupancy increased from 73% in the first quarter of 2000 to 76% in the second quarter of 2000. Centrum Management LLC, an affiliate of the Operating General Partner, and the management agent have instituted various marketing and sales initiatives that continue to increase the occupancy. Additionally, recent staffing changes were made to place a heavier focus on tax credit qualifying the remaining unqualified units. Centrum Management LLC expects to have the project tax credit qualified by the first quarter of 2001.

Series 28
---------
As of June 30, 2000 and 1999 the average Qualified Occupancy for the series was 100% and 97.9%, respectively. The series had a total of 26 properties at June 30, 2000, all of which were at 100% Qualified
Occupancy.

For the three months being reported Series 28 reflects a net loss from
Operating Partnerships of $408,167. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of

$173,129. This is an interim period estimate; it is not indicative of the final year end results.

Series 29
---------
As of June 30, 2000 and 1999 the average Qualified Occupancy for the Series was 100% and 94.6%, respectively. The series had a total of 22 properties at June 30, 2000 all of which were at 100%
Qualified Occupancy.

For the three months being reported Series 29 reflects a net loss from
Operating Partnerships of $287,069. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $265,147. This is an interim period estimate; it is not indicative of the final year end results.

Series 30
---------
As of June 30, 2000 and 1999 the average Qualified Occupancy for the series was 99.6% and 89.1%, respectively. The series had a total of 20 properties at June 30, 2000. Out of the total 17 were at 100% Qualified Occupancy and 2 were in active lease-up. The series also had 1 property that was still under construction at June 30, 2000.

For the three months being reported Series 30 reflects a net loss from
Operating Partnerships of $187,834. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $95,535. This is an interim period estimate; it is not indicative of the final year end results.

Series 31
---------
As of June 30, 2000 and 1999 the average Qualified Occupancy for the series was 100% and 92.0%, respectively. The series had a total of 27 properties at June 30, 2000. Out of the total 26 were at 100% Qualified Occupancy and 1 was under construction.

For the three months being reported Series 31 reflects a net loss from
Operating Partnerships of $365,877. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a positive operations of $358,458. This is an interim period estimate; it is not indicative of the final year end results.

Series 32
---------
As of June 30, 2000 and 1999, the average Qualified Occupancy for the series was 95.8% and 89.0%, respectively. The series had a total of 16 properties at June 30, 2000. Out of the total 12 were at 100% Qualified Occupancy and 1 was in active lease-up. The series also had 1 property that was under construction and 2 properties with multiple buildings, some of which were under construction and some of which were in active lease-up, at June 30, 2000.

For the three months being reported Series 32 reflects a net loss from Operating Partnerships of $208,847. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $109,115. This is an interim period estimate; it is not indicative of the final year end results.

Series 33
---------
As of June 30, 2000 and 1999 the average Qualified Occupancy for the series was 96.5% and 100%, respectively. The series had a total of 10 properties as of June 30, 2000. Out of the total 7 were at 100% Qualified Occupancy and 2 were in active lease-up. The series also had 1 property that was under construction at June 30, 2000.

For the three months being reported Series 33 reflects a net loss from Operating Partnerships of $111,844. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $2,832. This is an interim period estimate; it is not indicative of the final year end results.

Series 34
---------
As of June 30, 2000 and 1999 the average Qualified Occupancy for the series was 91.6% and 45.3%, respectively. The series had a total of 14 properties as of June 30, 2000. Out of the total 7 were at 100% qualified occupancy and 6 were in active lease-up. The series also had 1 property which was still under construction at June 30, 2000.

For the three months being reported Series 34 reflects a net loss from Operating Partnerships of $159,161. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $60,128. This is an interim period estimate; it is not indicative of the final year end results.

Series 35
---------
As of June 30, 2000 the average Qualified Occupancy for the series was 61.8%. The series had a total of 10 properties as of June 30, 2000. Out of the total 2 were at 100% qualified occupancy and 4 were in active lease-up. The series also had 3 properties which were still under construction, and 1 property with multiple buildings some or which were in lease-up and some of which were under construction at June 30, 2000. Since all of the properties acquired as of June 30, 1999 were under construction, there is no comparative information to report.

For the three months being reported Series 35 reflects a net loss from Operating Partnerships of $120,115. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss of $53,822. This is an interim period estimate; it is not indicative of the final year end results.



                               125
Series 36
---------
As of June 30, 2000 the average Qualified Occupancy for the series was 89.5%. The series had a total of 11 properties as of June 30, 2000. Out of the total 7 were at 100% qualified occupancy. The series also had 3 properties which were under construction, and 1 property with multiple buildings some of which were in lease-up and some of which were under construction at June 30, 2000. Since all of the properties were acquired after June 30, 1999, there is no comparative information to report.

For the three months being reported Series 36 reflects a net income from Operating Partnerships of $28,933. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $74,302. This is an interim period estimate; it is not indicative of the final year end results.

Series 37
---------
As of June 30, 2000 the average Qualified Occupancy for the series was 55.1%. The series had a total of 5 properties as of June 30, 2000, 1 of which were was in active lease-up and 4 of which were under construction. Since all of the properties were acquired after June 30, 1999, there is no comparative information to report.

Series 38
---------
As of June 30, 2000 the average Qualified Occupancy for the series was 50.0%. The series had a total of 6 properties as of June 30, 2000, 1 of which was at 100% Qualified Occupancy and 1 of which was in active lease-up. The series also had 4 properties which were under construction under construction at June 30, 2000. Since all of the properties were acquired after June 30, 1999, there is no comparative information to report.

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














                                  126
                     PART II - OTHER INFORMATION

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























                                  127


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

                             BOSTON CAPITAL TAX CREDIT
                             FUND IV L.P.



                             By:  Boston Capital Associates IV
L.P.




                             By:  C&M Associates d/b/a
                                    Boston Capital Associates



Date: August 15, 2000          By: /s/ John P. Manning
                                       -------------------
                                       John P. Manning,
                                       Partner & Principal
Financial
                                       Officer




























                                      128