Form 10-Q
period 2000-09-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2000-11-20
CIK 913778

1
                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           (Mark One)


(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934.


      For the quarterly period ended September 30, 2000


                                             or


( )   TRANSITION REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to _______
Commission file number        0-26200


             BOSTON CAPITAL TAX CREDIT FUND IV L.P.
     (Exact name of registrant as specified in its charter)

Delaware                      04-3208648
(State or other jurisdiction  (I.R.S. Employer
of incorporation or           Identification No.)
organization)


   One Boston Place, Suite 2100, Boston, Massachusetts  02108
  (Address of principal executive offices)           (Zip Code)

 Registrants telephone number, including area code (617)624-8900


 (Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X           No    _





             BOSTON CAPITAL TAX CREDIT FUND IV L.P.


                  QUARTERLY REPORT ON FORM 10-Q
            FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                        TABLE OF CONTENTS


FOR THE QUARTER ENDED SEPTEMBER 30, 2000                       5
BALANCE SHEETS                                                 5
 SERIES 20                                                    6
 SERIES 21                                                    7
 SERIES 22                                                    8
 SERIES 23                                                    9
 SERIES 24                                                   10
 SERIES 25                                                   11
 SERIES 26                                                   12
 SERIES 27                                                   13
 SERIES 28                                                   14
 SERIES 29                                                   15
 SERIES 30                                                   16
 SERIES 31                                                   17
 SERIES 32                                                   18
 SERIES 33                                                   19
 SERIES 34                                                   20
 SERIES 35                                                   21
 SERIES 36                                                   22
 SERIES 37                                                   23
 SERIES 38                                                   24
 SERIES 39                                                   25

STATEMENTS OF OPERATIONS                                      26
THREE MONTHS ENDED SEPTEMBER 30,                              26
 SERIES 20                                                   27
 SERIES 21                                                   28
 SERIES 22                                                   29
 SERIES 23                                                   30
 SERIES 24                                                   31
 SERIES 25                                                   32
 SERIES 26                                                   33
 SERIES 27                                                   34
 SERIES 28                                                   35
 SERIES 29                                                   36
 SERIES 30                                                   37
 SERIES 31                                                   38
 SERIES 32                                                   39
 SERIES 33                                                   40
 SERIES 34                                                   41
 SERIES 35                                                   42
 SERIES 36                                                   43
 SERIES 37                                                   44
 SERIES 38                                                   44
 SERIES 39                                                   45

SIX MONTHS ENDED SEPTEMBER 30,                                46
 SERIES 20                                                   47
 SERIES 21                                                   48
 SERIES 22                                                   49
 SERIES 23                                                   50
 SERIES 24                                                   51
 SERIES 25                                                   52
 SERIES 26                                                   53
 SERIES 27                                                   54
 SERIES 28                                                   55
 SERIES 29                                                   56
 SERIES 30                                                   57
 SERIES 31                                                   58
 SERIES 32                                                   59
 SERIES 33                                                   60
 SERIES 34                                                   61
 SERIES 35                                                   62
 SERIES 36                                                   63
 SERIES 37                                                   64
 SERIES 38                                                   64
 SERIES 39                                                   65
STATEMENTS OF CHANGES IN PARTNERS CAPITAL                     66
 SERIES 20                                                   67
 SERIES 21                                                   67
 SERIES 22                                                   68
 SERIES 23                                                   68
 SERIES 24                                                   69
 SERIES 25                                                   69
 SERIES 26                                                   70
 SERIES 27                                                   70
 SERIES 28                                                   71
 SERIES 29                                                   71
 SERIES 30                                                   72
 SERIES 31                                                   72
 SERIES 32                                                   73
 SERIES 33                                                   73
 SERIES 34                                                   74
 SERIES 35                                                   74
 SERIES 36                                                   75
 SERIES 37                                                   75
 SERIES 38                                                   76
 SERIES 39                                                   76
STATEMENTS OF CASH FLOWS                                      77
SIX MONTHS ENDED SEPTEMBER
77
 SERIES 20                                                   79
 SERIES 21                                                   81
 SERIES 22                                                   83
 SERIES 23                                                   85
 SERIES 24                                                   87
 SERIES 25                                                   89
 SERIES 26                                                   91
 SERIES 27                                                   93
 SERIES 28                                                   95
 SERIES 29                                                   97
 SERIES 30                                                   99
 SERIES 31                                                  101
 SERIES 32                                                  103
 SERIES 33                                                  105
 SERIES 34                                                  107
 SERIES 35                                                  109
 SERIES 36                                                  111
 SERIES 37                                                  113
 SERIES 38                                                  113
 SERIES 39                                                  115
NOTES TO FINANCIAL STATEMENTS                                117
 NOTE A - ORGANIZATION                                      117
 NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES
 118
 INVESTMENT SECURITIES                                      118
COST                                                         120
 NOTE C - RELATED PARTY TRANSACTIONS                        120
 NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS             121
COMBINED SUMMARIZED STATEMENTS OF OPERATIONS                 123
 SERIES 20                                                  123
 SERIES 21                                                  124
 SERIES 22                                                  125
 SERIES 23                                                  126
 SERIES 24                                                  127
 SERIES 25                                                  128
 SERIES 26                                                  129
 SERIES 27                                                  130
 SERIES 28                                                  131
 SERIES 29                                                  132
 SERIES 30                                                  133
 SERIES 31                                                  134
 SERIES 32                                                  135
 SERIES 33                                                  136
 SERIES 34                                                  137
 SERIES 35                                                  138
 SERIES 36                                                  138
 LIQUIDITY                                                  140
 CAPITAL RESOURCES                                          140
 RESULTS OF OPERATIONS                                      147
YEAR 2000 COMPLIANCE                                         154
PART II - OTHER INFORMATION                                  155
SIGNATURES                                                   156
             Boston Capital Tax Credit Fund IV L.P.
                         BALANCE SHEETS

                                   September 30,      March 31,
                                        2000            2000
                                    (Unaudited)       (Audited)
ASSETS
INVESTMENTS IN OPERATING             $411,036,916     $387,774,608
PARTNERSHIPS (Note D)


OTHER ASSETS
Cash and cash equivalents              18,996,195       15,484,389

Investments                            15,826,908       33,246,886
Notes receivable                       13,785,750       14,280,633
Acquisition costs                      15,904,088       13,304,610



Other assets                           16,952,088       14,057,243
                                     $492,501,945     $478,148,369

LIABILITIES

Accounts payable & accrued
expenses                             $    597,023     $    427,847
(Note C)
Accounts payable affiliates             8,641,119        7,121,923

Capital contributions payable          51,197,865       53,534,052

Line of credit                          4,306,159          976,349
                                       64,742,166       62,060,171

PARTNERS CAPITAL

Limited Partners

   Units of limited partnership
   interest, $10 stated value per
BAC;
   65,000,000 authorized BACs;
   60,212,459 issued and                               416,025,620
outstanding,                          427,800,968
   as of September 30, 2000

General Partner                         (871,704)        (767,937)
Unrealized gain (loss) on
securities                                830,515          830,515
 available for sale, net

                                      427,759,779      416,088,198
                                     $492,501,945     $478,148,369


  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.
                         BALANCE SHEETS

                            Series 20

                                   September 30,      March 31,
                                        2000            2000
                                    (Unaudited)       (Audited)
ASSETS
INVESTMENTS IN OPERATING             $ 17,821,125     $ 18,752,214
PARTNERSHIPS (Note D)


OTHER ASSETS
Cash and cash equivalents                 257,860          312,723

Investments                                     -                -
Notes receivable                                -                -
Acquisition costs                          92,877           94,663



Other assets                              772,845          694,211
                                     $ 18,944,707     $ 19,853,811

LIABILITIES

Accounts payable & accrued
expenses                             $          -     $          -
(Note C)
Accounts payable affiliates             1,900,836        1,711,212

Capital contributions payable             388,026          388,026

Line of credit                                  -                -
                                        2,288,862        2,099,238

PARTNERS CAPITAL

Limited Partners

   Units of limited partnership
   interest, $10 stated value per
BAC;
   65,000,000 authorized BACs;
   3,866,700 issued and                                 17,907,592
outstanding,                           16,819,851
   as of September 30, 2000

General Partner                         (164,006)        (153,019)
Unrealized gain (loss) on
securities                                      -                -
 available for sale, net
                                       16,655,845       17,754,573
                                     $ 18,944,707     $ 19,853,811


  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.
                         BALANCE SHEETS

                            Series 21

                                   September 30,      March 31,
                                        2000            2000
                                    (Unaudited)       (Audited)
ASSETS
INVESTMENTS IN OPERATING              $ 6,168,395      $ 6,653,822
PARTNERSHIPS (Note D)


OTHER ASSETS
Cash and cash equivalents                 281,732          272,223

Investments                               578,751          587,397
Notes receivable                          641,542          641,542
Acquisition costs                          50,800           51,777



Other assets                              341,452          343,017
                                      $ 8,062,672     $  8,549,778

LIABILITIES

Accounts payable & accrued
expenses                              $         -     $          -
(Note C)
Accounts payable affiliates               762,430          649,510

Capital contributions payable             683,688          683,688

Line of credit                                  -                -
                                        1,446,118        1,333,198

PARTNERS CAPITAL

Limited Partners

   Units of limited partnership
   interest, $10 stated value per
BAC;
   65,000,000 authorized BACs;
   1,892,700 issued and                 6,694,061        7,288,087
outstanding,
   as of September 30, 2000

General Partner                          (95,971)         (89,971)
Unrealized gain (loss) on
securities                                 18,464           18,464
 for sale, net
                                        6,616,554        7,216,580
                                     $  8,062,672     $  8,549,778


  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.
                         BALANCE SHEETS

                            Series 22

                                   September 30,      March 31,
                                        2000            2000
                                    (Unaudited)       (Audited)
ASSETS
INVESTMENTS IN OPERATING             $ 13,085,814     $ 13,754,315
PARTNERSHIPS (Note D)


OTHER ASSETS
Cash and cash equivalents                 278,996          271,654

Investments                               306,866          311,407
Notes receivable                          450,981          450,981
Acquisition costs                         159,634          162,704



Other assets                              162,264          163,633
                                     $ 14,444,555     $ 15,114,694

LIABILITIES

Accounts payable & accrued
expenses                             $          -     $          -
(Note C)
Accounts payable affiliates             1,173,443        1,046,145

Capital contributions payable             538,769          538,769

Line of credit                                  -                -
                                        1,712,212        1,584,914

PARTNERS CAPITAL

Limited Partners

   Units of limited partnership
   interest, $10 stated value per
BAC;
   65,000,000 authorized BACs;
   2,564,400 issued and                                 13,603,885
outstanding,                           12,814,422
   as of September 30, 2000

General Partner                          (91,855)         (83,881)
Unrealized gain (loss) on
securities                                  9,776            9,776
 for sale, net
                                       12,732,343       13,529,780
                                     $ 14,444,555     $ 15,114,694


  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.
                         BALANCE SHEETS

                            Series 23

                                   September 30,      March 31,
                                        2000            2000
                                    (Unaudited)       (Audited)
ASSETS
INVESTMENTS IN OPERATING             $ 19,669,432     $ 20,257,128
PARTNERSHIPS (Note D)


OTHER ASSETS
Cash and cash equivalents                 329,250          339,179

Investments                                     -                -
Notes receivable                          306,751          306,751
Acquisition costs                         162,400          165,523



Other assets                              378,455          378,455
                                     $ 20,846,288     $ 21,447,036

LIABILITIES

Accounts payable & accrued
expenses                             $          -     $          -
(Note C)
Accounts payable affiliates               648,551          528,418

Capital contributions payable             458,632          458,631

Line of credit                        $         -                -
                                        1,107,183          987,049

PARTNERS CAPITAL

Limited Partners

   Units of limited partnership
   interest, $10 stated value per
BAC;
   65,000,000 authorized BACs;
   3,336,727 issued and                                 20,540,234
outstanding,                           19,826,561
   as of September 30, 2000

General Partner                          (87,456)         (80,247)
Unrealized gain (loss) on
securities                                      -
 for sale, net
                                       19,739,105       20,459,987
                                     $ 20,846,288     $ 21,447,036


  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.
                         BALANCE SHEETS

                            Series 24

                                   September 30,      March 31,
                                        2000            2000
                                    (Unaudited)       (Audited)
ASSETS
INVESTMENTS IN OPERATING             $ 11,794,444     $ 12,542,793
PARTNERSHIPS (Note D)


OTHER ASSETS
Cash and cash equivalents                 246,143          294,853

Investments                               260,369          264,336
Notes receivable                          534,342          534,342
Acquisition costs                         265,319          270,421



Other assets                              697,630          677,968
                                     $ 13,798,247     $ 14,584,713

LIABILITIES

Accounts payable & accrued
expenses                             $          -     $          -
(Note C)
Accounts payable affiliates               896,289          779,611

Capital contributions payable
                                        1,214,204        1,259,345
Line of credit                                  -                -
                                        2,110,493        2,038,956

PARTNERS CAPITAL

Limited Partners

   Units of limited partnership
   interest, $10 stated value per
BAC;
   65,000,000 authorized BACs;
   2,169,878 issued and                11,747,966       12,597,389
outstanding,
   as of September 30, 2000

General Partner                          (68,504)         (59,924)
Unrealized gain (loss) on
securities                                  8,292            8,292
 for sale, net
                                       11,687,754       12,545,757
                                     $ 13,798,247     $ 14,584,713


  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.
                         BALANCE SHEETS

                            Series 25

                                   September 30,      March 31,
                                        2000            2000
                                    (Unaudited)       (Audited)
ASSETS
INVESTMENTS IN OPERATING             $ 18,146,962     $ 18,948,606
PARTNERSHIPS (Note D)


OTHER ASSETS
Cash and cash equivalents                 482,871          526,832

Investments                               596,230          605,151
Notes receivable                          523,193          523,193
Acquisition costs                         266,455          271,579



Other assets                            1,323,317        1,323,125
                                     $ 21,339,028     $ 22,198,486

LIABILITIES

Accounts payable & accrued
expenses                             $          -     $          -
(Note C)
Accounts payable affiliates               681,690          545,352

Capital contributions payable           2,384,755        2,516,436

Line of credit                                  -                -
                                        3,066,445        3,061,788

PARTNERS CAPITAL

Limited Partners

   Units of limited partnership
   interest, $10 stated value per
BAC;
   65,000,000 authorized BACs;
   3,026,109 issued and                                 19,183,968
outstanding,                           18,328,494
   as of September 30, 2000

General Partner                          (74,908)         (66,267)
Unrealized gain (loss) on
securities                                 18,997           18,997
 for sale, net
                                       18,272,583       19,136,698
                                     $ 21,339,028     $ 22,198,486


  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.
                         BALANCE SHEETS

                            Series 26

                                   September 30,      March 31,
                                        2000            2000
                                    (Unaudited)       (Audited)
ASSETS
INVESTMENTS IN OPERATING             $ 28,140,107     $ 28,691,064
PARTNERSHIPS (Note D)


OTHER ASSETS
Cash and cash equivalents                 316,318          201,802

Investments                                 7,044          224,505
Notes receivable                          586,335          586,335
Acquisition costs                         451,408          460,089



Other assets                            2,491,269        2,512,111
                                     $ 31,992,481     $ 32,675,906

LIABILITIES

Accounts payable & accrued
expenses                             $         90     $         90
(Note C)
Accounts payable affiliates
                                          910,214          691,428
Capital contributions payable
                                        2,527,938        2,709,059
Line of credit                                  -                -
                                        3,438,242        3,400,577

PARTNERS CAPITAL

Limited Partners

   Units of limited partnership
   interest, $10 stated value per
BAC;
   65,000,000 authorized BACs;
   3,995,900 issued and                                 29,315,855
outstanding,                           28,601,976
   as of September 30, 2000

General Partner                          (54,781)         (47,570)
Unrealized gain (loss) on
securities                                  7,044            7,044
 for sale, net
                                       28,554,239       29,275,329
                                    $  31,992,481    $  32,675,906


  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.
                         BALANCE SHEETS

                            Series 27

                                   September 30,      March 31,
                                        2000            2000
                                    (Unaudited)       (Audited)
ASSETS
INVESTMENTS IN OPERATING             $ 15,940,659     $ 16,392,639
PARTNERSHIPS (Note D)


OTHER ASSETS
Cash and cash equivalents                 451,920          250,061

Investments                               373,524          567,355
Notes receivable                           99,549           99,549
Acquisition costs                         388,615          396,089



Other assets                              352,908          893,060
                                     $ 17,607,175     $ 18,598,753

LIABILITIES

Accounts payable & accrued
expenses                             $          -     $          -
(Note C)
Accounts payable affiliates               902,097
                                                           744,494
Capital contributions payable             514,918
                                                         1,063,367
Line of credit                                  -
                                        1,417,015        1,807,861

PARTNERS CAPITAL

Limited Partners

   Units of limited partnership
   interest, $10 stated value per
BAC;
   65,000,000 authorized BACs;
   2,460,700 issued and                                 16,811,783
outstanding,                           16,217,058
   as of September 30, 2000

General Partner                          (44,723)         (38,716)
Unrealized gain (loss) on
securities                                 17,825           17,825
 for sale, net
                                       16,190,160       16,790,892
                                    $  17,607,175    $  18,598,753


  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.
                         BALANCE SHEETS

                            Series 28

                                   September 30,      March 31,
                                        2000            2000
                                    (Unaudited)       (Audited)
ASSETS
INVESTMENTS IN OPERATING             $ 28,927,769     $ 29,621,967
PARTNERSHIPS (Note D)


OTHER ASSETS
Cash and cash equivalents               1,537,984        1,096,622

Investments                             1,457,850        2,018,028
Notes receivable                        1,477,458        1,477,458
Acquisition costs                          85,811           87,462



Other assets                                3,363            3,018
                                     $ 33,490,235     $ 34,304,555

LIABILITIES

Accounts payable & accrued
expenses                             $          -     $          -
(Note C)
Accounts payable affiliates
                                              104              104
Capital contributions payable           2,463,113        2,484,505

Line of credit                                  -                -
                                        2,463,217        2,484,609

PARTNERS CAPITAL

Limited Partners

   Units of limited partnership
   interest, $10 stated value per
BAC;
   65,000,000 authorized BACs;
   4,000,738 issued and                                 31,782,620
outstanding,                           30,997,621
   as of September 30, 2000

General Partner                          (34,113)         (26,184)
Unrealized gain (loss) on
securities                                 63,510           63,510
 for sale, net
                                       31,027,018       31,819,946
                                    $  33,490,235    $  34,304,555


  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.
                         BALANCE SHEETS

                            Series 29

                                   September 30,      March 31,
                                        2000            2000
                                    (Unaudited)       (Audited)
ASSETS
INVESTMENTS IN OPERATING             $ 28,078,024     $ 28,738,405
PARTNERSHIPS (Note D)


OTHER ASSETS
Cash and cash equivalents                 762,332          387,679

Investments                               615,147        1,706,936
Notes receivable                          835,878          835,878
Acquisition costs                          84,421           86,047



Other assets                                  886           17,796
                                    $  30,376,688    $  31,772,741

LIABILITIES

Accounts payable & accrued
expenses                            $           -    $           -
(Note C)
Accounts payable affiliates                    36               36

Capital contributions payable           1,410,987        2,060,981

Line of credit                                  -                -
                                        1,411,023        2,061,017

PARTNERS CAPITAL

Limited Partners

   Units of limited partnership
   interest, $10 stated value per
BAC;
   65,000,000 authorized BACs;
   3,991,800 issued and                28,981,037       29,719,635
outstanding,
   as of September 30, 2000

General Partner                          (49,330)         (41,869)
Unrealized gain (loss) on
securities                                 33,958           33,958
 for sale, net
                                       28,965,665       29,711,724
                                    $  30,376,688    $  31,772,741


  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.
                         BALANCE SHEETS

                            Series 30

                                   September 30,      March 31,
                                        2000            2000
                                    (Unaudited)       (Audited)
ASSETS
INVESTMENTS IN OPERATING             $ 19,859,846     $ 20,143,589
PARTNERSHIPS (Note D)


OTHER ASSETS
Cash and cash equivalents                 864,714          403,328

Investments                             1,348,988        2,229,119
Notes receivable                           85,438           85,438
Acquisition costs                         551,536          561,263


Other assets                              687,833          609,524
                                     $ 23,398,355     $ 24,032,261

LIABILITIES

Accounts payable & accrued
expenses                             $          -     $          -
(Note C)
Accounts payable affiliates                 7,524            7,524

Capital contributions payable           2,249,961        2,502,751

Line of credit                                  -                -
                                        2,257,485        2,510,275

PARTNERS CAPITAL

Limited Partners

   Units of limited partnership
   interest, $10 stated value per
BAC;
   65,000,000 authorized BACs;
   2,651,000 issued and                                 21,471,225
outstanding,                           21,093,920
   as of September 30, 2000

General Partner                          (16,280)         (12,469)
Unrealized gain (loss) on
securities                                 63,230           63,230
 for sale, net
                                       21,140,870       21,521,986
                                    $  23,398,355    $  24,032,261


  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.
                         BALANCE SHEETS

                            Series 31

                                   September 30,      March 31,
                                        2000            2000
                                    (Unaudited)       (Audited)
ASSETS
INVESTMENTS IN OPERATING             $ 31,801,420     $ 32,353,530
PARTNERSHIPS (Note D)


OTHER ASSETS
Cash and cash equivalents               1,260,463        1,449,979

Investments                               839,562        2,576,842
Notes receivable                          655,675        2,361,971
Acquisition costs                               -                -



Other assets                              530,691          593,010
                                     $ 35,087,811     $ 39,335,332

LIABILITIES

Accounts payable & accrued
expenses                             $      1,660     $      2,975
(Note C)
Accounts payable affiliates                26,655           26,655

Capital contributions payable           1,633,203        4,973,344

Line of credit                                  -                -
                                        1,661,518        5,002,974

PARTNERS CAPITAL

Limited Partners

   Units of limited partnership
   interest, $10 stated value per
BAC;
   65,000,000 authorized BACs;
   4,417,857 issued and                                 34,298,592
outstanding,                           33,401,588
   as of September 30, 2000

General Partner                          (45,702)         (36,641)
Unrealized gain (loss) on
securities                                 70,407           70,407
 for sale, net
                                       33,426,293       34,332,358
                                    $  35,087,811    $  39,335,332


  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.
                         BALANCE SHEETS

                            Series 32

                                   September 30,      March 31,
                                        2000            2000
                                    (Unaudited)       (Audited)
ASSETS
INVESTMENTS IN OPERATING             $ 37,211,722     $ 37,641,580
PARTNERSHIPS (Note D)


OTHER ASSETS
Cash and cash equivalents               1,418,974          240,584

Investments                             1,570,422        2,832,134
Notes receivable                          914,126          914,126
Acquisition costs                         779,950          793,104



Other assets                              883,418        1,680,500
                                     $ 42,778,612     $ 44,102,028

LIABILITIES

Accounts payable & accrued
expenses                             $          -     $          -
(Note C)
Accounts payable affiliates               314,402          148,654

Capital contributions payable           3,495,858        4,476,034

Line of credit                                  -                -
                                        3,810,260        4,624,688

PARTNERS CAPITAL

Limited Partners

   Units of limited partnership
   interest, $10 stated value per
BAC;
   65,000,000 authorized BACs;
   4,754,198 issued and                                 39,409,396
outstanding,                           38,905,498
   as of September 30, 2000

General Partner                          (17,482)         (12,392)
Unrealized gain (loss) on
securities                                 80,336           80,336
 for sale, net
                                       38,968,352       39,477,340
                                     $ 42,778,612     $ 44,102,028


  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.
                         BALANCE SHEETS

                            Series 33

                                   September 30,      March 31,
                                        2000            2000
                                    (Unaudited)       (Audited)
ASSETS
INVESTMENTS IN OPERATING             $ 20,817,286     $ 20,996,032
PARTNERSHIPS (Note D)


OTHER ASSETS
Cash and cash equivalents               1,378,020          597,735

Investments                             1,891,648        3,156,657
Notes receivable                          154,400           40,825
Acquisition costs                         706,283          705,560



Other assets                              132,261            4,378
                                     $ 25,079,898     $ 25,501,187

LIABILITIES

Accounts payable & accrued
expenses                             $          -     $          -
(Note C)
Accounts payable affiliates               156,401           71,735

Capital contributions payable           2,932,896        3,272,919

Line of credit                                  -                -

                                        3,089,297        3,344,654

PARTNERS CAPITAL

Limited Partners

   Units of limited partnership
   interest, $10 stated value per
BAC;
   65,000,000 authorized BACs;
   2,636,533 issued and                                 22,072,254
outstanding,                           21,907,981
   as of September 30, 2000

General Partner                           (6,769)          (5,110)
Unrealized gain (loss) on
securities                                 89,389           89,389
 for sale, net
                                       21,990,601       22,156,533
                                    $  25,079,898     $ 25,501,187


  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.
                         BALANCE SHEETS

                            Series 34

                                   September 30,      March 31,
                                        2000            2000
                                    (Unaudited)       (Audited)
ASSETS
INVESTMENTS IN OPERATING             $ 27,559,620     $ 27,688,578
PARTNERSHIPS (Note D)


OTHER ASSETS
Cash and cash equivalents               1,197,700          672,010

Investments                               821,274        3,361,452
Notes receivable                          639,562        1,390,612
Acquisition costs                       1,124,773        1,117,212



Other assets                            1,188,686        1,222,417
                                     $ 32,531,615     $ 35,452,281

LIABILITIES

Accounts payable & accrued
expenses                             $          -     $          -
(Note C)
Accounts payable affiliates
                                           10,656           10,656
Capital contributions payable           3,293,777        5,964,656

Line of credit                                  -                -
                                        3,304,433        5,975,312

PARTNERS CAPITAL

Limited Partners

   Units of limited partnership
   interest, $10 stated value per
BAC;
   65,000,000 authorized BACs;
   3,529,319 issued and                                 29,388,210
outstanding,                           29,140,921
   as of September 30, 2000

General Partner                           (9,091)          (6,593)
Unrealized gain (loss) on
securities                                 95,352           95,352
 for sale, net
                                       29,227,182       29,476,969
                                    $  32,531,615    $  35,452,281

  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.
                         BALANCE SHEETS

                            Series 35

                                   September 30,      March 31,
                                        2000            2000
                                    (Unaudited)       (Audited)
ASSETS
INVESTMENTS IN OPERATING            $  22,379,853    $  22,595,066
PARTNERSHIPS (Note D)


OTHER ASSETS
Cash and cash equivalents                 484,207          701,756

Investments                             3,275,419        6,015,592
Notes receivable                          924,342          650,000
Acquisition costs                       3,181,613        3,210,646



Other assets                              126,079          447,482
                                    $  30,371,513    $  33,620,542

LIABILITIES

Accounts payable & accrued
expenses                            $         224    $       1,943
(Note C)
Accounts payable affiliates
                                          105,603           78,795
Capital contributions payable           2,595,358        5,528,412

Line of credit                                  -                -
                                        2,701,185        5,609,150

PARTNERS CAPITAL

Limited Partners

   Units of limited partnership
   interest, $10 stated value per
BAC;
   65,000,000 authorized BACs;
   3,300,463 issued and                                 27,937,304
outstanding,                           27,599,646
   as of September 30, 2000

General Partner                           (6,090)          (2,684)
Unrealized gain (loss) on
securities                                 76,772           76,772
 for sale, net
                                       27,670,328       28,011,392
                                    $  30,371,513    $  33,620,542


  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.
                         BALANCE SHEETS

                            Series 36

                                   September 30,      March 31,
                                        2000            2000
                                    (Unaudited)       (Audited)
ASSETS
INVESTMENTS IN OPERATING             $ 15,196,992     $ 15,225,618
PARTNERSHIPS (Note D)


OTHER ASSETS
Cash and cash equivalents                 473,199          328,095

Investments                               325,781        2,430,792
Notes receivable                          806,569        1,635,636
Acquisition costs                       2,157,898        2,132,600



Other assets                            1,165,853        1,407,708
                                     $ 20,126,292     $ 23,160,449

LIABILITIES

Accounts payable & accrued
expenses                             $          -     $          -
(Note C)
Accounts payable affiliates                55,884           30,944

Capital contributions payable           2,600,709        5,509,534

Line of credit                                  -                -
                                        2,656,593        5,540,478

PARTNERS CAPITAL

Limited Partners

   Units of limited partnership
   interest, $10 stated value per
BAC;
   65,000,000 authorized BACs;
   2,106,837 issued and                                 17,569,744
outstanding,                           17,420,923
   as of September 30, 2000

General Partner                           (4,499)          (3,048)
Unrealized gain (loss) on
securities                                 53,275           53,275
 for sale, net
                                       17,469,699       17,619,971
                                    $  20,126,292    $  23,160,449


  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.
                         BALANCE SHEETS

                            Series 37

                                   September 30,      March 31,
                                        2000            2000
                                    (Unaudited)       (Audited)
ASSETS
INVESTMENTS IN OPERATING             $ 17,384,644     $ 13,325,744
PARTNERSHIPS (Note D)


OTHER ASSETS
Cash and cash equivalents               3,046,721        5,952,947

Investments                               857,472        4,359,183
Notes receivable                        4,149,609        1,745,996
Acquisition costs                       2,309,264        2,313,395



Other assets                               21,061          317,829
                                     $ 27,768,771     $ 28,015,094

LIABILITIES

Accounts payable & accrued
expenses                             $        350     $        350
(Note C)
Accounts payable affiliates
                                           20,382           29,802
Capital contributions payable           5,941,684        6,239,395

Line of credit                                  -                -
                                        5,962,416        6,269,547

PARTNERS CAPITAL

Limited Partners

   Units of limited partnership
   interest, $10 stated value per
BAC;
   65,000,000 authorized BACs;
   2,512,500 issued and                                 21,622,194
outstanding,                           21,682,300
   as of September 30, 2000

General Partner                               167            (535)
Unrealized gain (loss) on
securities                                123,888          123,888
 for sale, net
                                       21,806,355       21,745,547
                                     $ 27,768,771    $  28,015,094


  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.
                         BALANCE SHEETS

                            Series 38

                                   September 30,      March 31,
                                        2000            2000
                                    (Unaudited)       (Audited)
ASSETS
INVESTMENTS IN OPERATING            $  19,117,621    $   3,451,918
PARTNERSHIPS (Note D)


OTHER ASSETS
Cash and cash equivalents               3,826,359        1,184,327

Investments                               700,561                -
Notes receivable                                -                -
Acquisition costs                       2,589,076          424,476



Other assets                            2,966,039          768,001
                                    $  29,199,656    $   5,828,722

LIABILITIES

Accounts payable & accrued
expenses                            $       6,320    $     422,489
(Note C)
Accounts payable affiliates                30,232           20,848

Capital contributions payable           7,368,505          904,200

Line of credit                                  -          976,349
                                        7,405,057        2,323,886

PARTNERS CAPITAL

Limited Partners

   Units of limited partnership
   interest, $10 stated value per
BAC;
   65,000,000 authorized BACs;
   1,832,000 issued and                                  3,505,653
outstanding,                           21,794,771
   as of September 30, 2000

General Partner                             (172)            (817)
Unrealized gain (loss) on
securities                                      -                -
 for sale, net
                                       21,794,599        3,504,836
                                    $  29,199,656    $   5,828,722


  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.
                         BALANCE SHEETS

                           Series 39*

                                   September 30,
                                        2000
                                    (Unaudited)
ASSETS
INVESTMENTS IN OPERATING             $ 11,935,181
PARTNERSHIPS (Note D)


OTHER ASSETS
Cash and cash equivalents                 100,432

Investments                                     -
Notes receivable                                -
Acquisition costs                         495,955
Other assets                            2,725,778
                                     $ 15,257,346

LIABILITIES

Accounts payable & accrued
expenses                             $    588,379
(Note C)
Accounts payable affiliates                37,690

Capital contributions payable           6,500,884

Line of credit                          4,306,159
                                       11,433,112

PARTNERS CAPITAL

Limited Partners

   Units of limited partnership
   interest, $10 stated value per
BAC;
   65,000,000 authorized BACs;
   455,000 issued and                   3,824,373
outstanding,
   as of September 30, 2000

General Partner                             (139)
Unrealized gain (loss) on
securities                                      -
 for sale, net
                                        3,824,234
                                     $ 15,257,346

      *Series 39 did not commence operations until after March
     31, 2000,
        therefore, it does not have comparative information to report.

  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF OPERATIONS
                Three Months Ended September 30,
                           (Unaudited)



                                          2000           1999

Income
  Interest income                      $    832,357   $    808,037
  Other income                                    -          1,350
                                            832,357        809,387

Share of loss from Operating
  Partnerships(Note D)                  (3,966,301)    (3,495,782)

Expenses
  Professional fees                         311,429        318,868
  Fund management fee (Note C)            1,150,135        985,250
  Organization costs                              -        672,854
  Amortization                              125,293         16,709
  General and administrative                252,461        383,183
expenses
                                          1,839,318      2,376,864

  NET INCOME (LOSS)                    $(4,973,262)   $(5,063,259)

Net income (loss) allocated to         $(4,923,527)   $(5,012,626)
limited
  partners

Net income (loss) allocated general    $   (49,735)   $   (50,633)
  partner

Net income (loss) per BAC              $     (1.60)   $     (1.63)


















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF OPERATIONS
                Three Months Ended September 30,
                           (Unaudited)

                            Series 20


                                          2000           1999

Income
  Interest income                        $      989   $        857
  Other income                                    -          1,200
                                                989          2,057

Share of loss from Operating
  Partnerships(Note D)                    (501,964)      (432,154)

Expenses
  Professional fees                          16,000         20,050
  Fund management fee (Note C)               73,214         52,115
  Organization costs                              -          4,786
  Amortization                                  893            893
  General and administrative                  9,364         10,564
expenses
                                             99,471         88,408

  NET INCOME (LOSS)                    $  (600,446)   $  (518,505)

Net income (loss) allocated to         $  (594,442)   $  (513,320)
limited
  partners

Net income (loss) allocated general    $    (6,004)   $    (5,185)
  partner

Net income (loss) per BAC              $      (.15)   $      (.13)


















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF OPERATIONS
                Three Months Ended September 30,
                           (Unaudited)

                            Series 21


                                          2000           1999

Income
  Interest income                       $     8,371    $    15,721
  Other income                                    -              -
                                              8,371         15,721

Share of loss from Operating
  Partnerships(Note D)                    (197,967)      (258,066)

Expenses
  Professional fees                          11,909         13,137
  Fund management fee (Note C)               54,460         25,052
  Organization costs                              -              -
  Amortization                                  488            488
  General and administrative                  6,846         11,533
expenses
                                             73,703         50,210

  NET INCOME (LOSS)                     $ (263,299)    $ (292,555)

Net income (loss) allocated to          $ (260,666)    $ (289,629)
limited
  partners

Net income (loss) allocated general     $   (2,633)    $   (2,926)
  partner

Net income (loss) per BAC               $     (.14)    $     (.15)


















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF OPERATIONS
                Three Months Ended September 30,
                           (Unaudited)

                            Series 22


                                          2000           1999

Income
  Interest income                       $     4,702   $      6,074
  Other income                                    -              -
                                              4,702          6,074

Share of loss from Operating
  Partnerships(Note D)                    (300,072)      (253,073)

Expenses
  Professional fees                          16,982         17,164
  Fund management fee (Note C)               61,336         59,539
  Organization costs                              -          6,559
  Amortization                                1,535          3,070
  General and administrative                  8,157          9,964
expenses
                                             88,010         96,296

  NET INCOME (LOSS)                     $ (383,380)   $  (343,295)

Net income (loss) allocated to          $ (379,546)   $  (339,862)
limited
  partners

Net income (loss) allocated general     $   (3,834)   $    (3,433)
  partner

Net income (loss) per BAC               $     (.15)   $      (.13)


















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF OPERATIONS
                Three Months Ended September 30,
                           (Unaudited)

                            Series 23


                                          2000           1999

Income
  Interest income                       $     2,487   $      1,943
  Other income                                    -            150
                                              2,487          2,093

Share of loss from Operating
  Partnerships(Note D)                    (274,849)      (264,218)

Expenses
  Professional fees                          16,000         16,000
  Fund management fee (Note C)               60,066         46,066
  Organization costs                              -         13,665
  Amortization                                1,562          1,562
  General and administrative                  9,129          9,624
expenses
                                             86,757         86,917

  NET INCOME (LOSS)                     $ (359,119)   $  (349,042)

Net income (loss) allocated to          $ (355,528)   $  (345,552)
limited
  partners

Net income (loss) allocated general     $   (3,591)   $    (3,490)
  partner

Net income (loss) per BAC               $     (.11)   $      (.10)


















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF OPERATIONS
                Three Months Ended September 30,
                           (Unaudited)

                            Series 24


                                          2000           1999

Income
  Interest income                       $     4,150    $     4,499
  Other income                                    -              -
                                              4,150          4,499

Share of loss from Operating
  Partnerships(Note D)                    (360,221)      (307,392)

Expenses
  Professional fees                          21,052         16,458
  Fund management fee (Note C)               58,338         57,838
  Organization costs                              -         16,225
  Amortization                                2,551          2,551
  General and administrative                  6,171          7,854
expenses
                                             88,112        100,926

  NET INCOME (LOSS)                     $ (444,183)    $ (403,819)

Net income (loss) allocated to          $ (439,741)    $ (399,781)
limited
  partners

Net income (loss) allocated general     $   (4,442)    $   (4,038)
  partner

Net income (loss) per BAC               $     (.20)    $     (.18)

















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF OPERATIONS
                Three Months Ended September 30,
                           (Unaudited)

                            Series 25


                                          2000           1999

Income
  Interest income                       $     9,926    $    12,784
  Other income                                    -              -
                                              9,926         12,784

Share of loss from Operating
  Partnerships(Note D)                    (344,309)      (381,809)

Expenses
  Professional fees                          18,705         17,290
  Fund management fee (Note C)               64,969         60,819
  Organization costs                              -         15,732
  Amortization                                3,805          3,805
  General and administrative                  6,927         12,314
expenses
                                             94,406        109,960

  NET INCOME (LOSS)                     $ (428,789)    $ (478,985)

Net income (loss) allocated to          $ (424,501)    $ (474,195)
limited
  partners

Net income (loss) allocated general     $   (4,288)    $   (4,790)
  partner

Net income (loss) per BAC               $     (.14)    $     (.16)


















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF OPERATIONS
                Three Months Ended September 30,
                           (Unaudited)

                            Series 26


                                          2000           1999

Income
  Interest income                       $     2,918    $    22,620
  Other income                                    -              -
                                              2,918         22,620

Share of loss from Operating
  Partnerships(Note D)                    (253,933)      (217,892)

Expenses
  Professional fees                          23,919         24,646
  Fund management fee (Note C)               87,243         93,835
  Organization costs                              -         37,863
  Amortization                                4,340          4,340
  General and administrative                  8,597         16,040
expenses
                                            124,099        176,724

  NET INCOME (LOSS)                      $(375,114)    $ (371,996)

Net income (loss) allocated to           $(371,363)    $ (368,276)
limited
  partners

Net income (loss) allocated general      $  (3,751)    $   (3,720)
  partner

Net income (loss) per BAC                $    (.09)    $     (.09)


















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF OPERATIONS
                Three Months Ended September 30,
                           (Unaudited)

                            Series 27


                                          2000           1999

Income
  Interest income                       $     7,258    $     5,197
  Other income                                    -              -
                                              7,258          5,197

Share of loss from Operating
  Partnerships(Note D)                    (187,763)      (288,571)

Expenses
  Professional fees                          13,821         14,238
  Fund management fee (Note C)               64,601         74,639
  Organization costs                              -         34,925
  Amortization                                3,914              -
  General and administrative                  5,752         10,723
expenses
                                             88,088        134,525

  NET INCOME (LOSS)                     $ (268,593)    $ (417,899)

Net income (loss) allocated to          $ (265,907)    $ (413,720)
limited
  partners

Net income (loss) allocated general     $   (2,686)    $   (4,179)
  partner

Net income (loss) per BAC               $     (.11)    $     (.17)


















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF OPERATIONS
                Three Months Ended September 30,
                           (Unaudited)

                            Series 28


                                          2000           1999

Income
  Interest income                       $    41,602    $    68,913
  Other income                                    -              -
                                             41,602         68,913

Share of loss from Operating
  Partnerships(Note D)                    (266,163)      (319,392)

Expenses
  Professional fees                          19,914         24,028
  Fund management fee (Note C)               83,529         70,649
  Organization costs                              -         50,815
  Amortization                                  825              -
  General and administrative                 12,128         31,813
expenses
                                            116,396        177,305

  NET INCOME (LOSS)                     $ (340,957)    $ (427,784)

Net income (loss) allocated to          $ (337,547)    $ (423,506)
limited
  partners

Net income (loss) allocated general     $   (3,410)    $   (4,278)
  partner

Net income (loss) per BAC               $     (.02)    $     (.11)


















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF OPERATIONS
                Three Months Ended September 30,
                           (Unaudited)

                            Series 29


                                          2000           1999

Income
  Interest income                       $    39,241    $    56,910
  Other income                                    -              -
                                             39,241         56,910

Share of loss from Operating
  Partnerships(Note D)                    (329,548)      (381,906)

Expenses
  Professional fees                          17,557         23,898
  Fund management fee (Note C)               73,895         82,494
  Organization costs                              -         45,644
  Amortization                                  813              -
  General and administrative                  8,318         25,398
expenses
                                            100,583        177,434

  NET INCOME (LOSS)                     $ (390,890)    $ (502,430)

Net income (loss) allocated to          $ (386,981)    $ (497,406)
limited
  partners

Net income (loss) allocated general     $   (3,909)    $   (5,024)
  partner

Net income (loss) per BAC               $     (.10)    $     (.12)


















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF OPERATIONS
                Three Months Ended September 30,
                           (Unaudited)

                            Series 30


                                          2000           1999

Income
  Interest income                       $   109,838    $    54,810
  Other income                                    -              -
                                            109,838         54,810

Share of loss from Operating
  Partnerships(Note D)                    (173,256)       (30,907)

Expenses
  Professional fees                          16,605         22,009
  Fund management fee (Note C)               50,479         48,026
  Organization costs                              -         45,037
  Amortization                                5,303              -
  General and administrative                 23,909         22,235
expenses
                                             96,296        137,307

  NET INCOME (LOSS)                      $(159,714)    $ (113,404)

Net income (loss) allocated to           $(158,117)    $ (112,270)
limited
  partners

Net income (loss) allocated general      $  (1,597)    $   (1,134)
  partner

Net income (loss) per BAC                $    (.06)    $     (.05)


















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF OPERATIONS
                Three Months Ended September 30,
                           (Unaudited)

                            Series 31


                                          2000           1999

Income
  Interest income                        $   76,724     $   64,484
  Other income                                    -              -
                                             76,724         64,484

Share of loss from Operating
  Partnerships(Note D)                    (430,886)      (375,349)

Expenses
  Professional fees                          19,263         24,822
  Fund management fee (Note C)               86,876         92,874
  Organization costs                              -         47,959
  Amortization                                    -              -
  General and administrative                  8,919         24,675
expenses
                                            115,058        190,330

  NET INCOME (LOSS)                      $(469,220)     $(501,195)

Net income (loss) allocated to           $(464,527)     $(496,183)
limited
  partners

Net income (loss) allocated general      $  (4,693)     $  (5,012)
  partner

Net income (loss) per BAC                $    (.11)     $    (.11)


















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF OPERATIONS
                Three Months Ended September 30,
                           (Unaudited)

                            Series 32


                                          2000           1999

Income
  Interest income                        $   79,193     $   98,510
  Other income                                    -              -
                                             79,193         98,510

Share of loss from Operating
  Partnerships(Note D)                    (175,301)       (20,843)

Expenses
  Professional fees                          19,615         21,587
  Fund management fee (Note C)               75,375         85,067
  Organization costs                              -         47,452
  Amortization                                9,074              -
  General and administrative                 10,393         38,554
expenses
                                            114,457        192,660

  NET INCOME (LOSS)                      $(210,565)     $(114,993)

Net income (loss) allocated to           $(208,459)     $(113,843)
limited
  partners

Net income (loss) allocated general      $  (2,106)     $  (1,150)
  partner

Net income (loss) per BAC                $    (.04)     $    (.02)


















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF OPERATIONS
                Three Months Ended September 30,
                           (Unaudited)

                            Series 33


                                          2000           1999

Income
  Interest income                        $   85,943     $   95,422
  Other income                                    -              -
                                             85,943         95,422

Share of loss from Operating
  Partnerships(Note D)                     (33,126)         56,128

Expenses
  Professional fees                          11,176         16,290
  Fund management fee (Note C)               42,333         28,532
  Organization costs                              -         79,116
  Amortization                                6,770              -
  General and administrative                 32,341         30,517
expenses
                                             92,620        154,455

  NET INCOME (LOSS)                      $ (39,803)     $  (2,905)

Net income (loss) allocated to           $ (39,405)     $  (2,876)
limited
  partners

Net income (loss) allocated general      $    (398)     $     (29)
  partner

Net income (loss) per BAC                $    (.01)     $    (.77)


















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF OPERATIONS
                Three Months Ended September 30,
                           (Unaudited)

                            Series 34


                                          2000           1999

Income
  Interest income                        $   53,814    $   122,245
  Other income                                    -              -
                                             53,814        122,245

Share of loss from Operating
  Partnerships(Note D)                       32,584       (20,338)

Expenses
  Professional fees                          16,454         23,698
  Fund management fee (Note C)               73,155         67,655
  Organization costs                              -        104,919
  Amortization                               10,789              -
  General and administrative                  8,687         40,148
expenses
                                            109,085        236,420

  NET INCOME (LOSS)                      $ (22,687)    $ (134,513)

Net income (loss) allocated to           $ (22,460)    $ (133,167)
limited
  partners

Net income (loss) allocated general      $    (227)    $   (1,346)
  partner

Net income (loss) per BAC                $    (.01)    $     (.04)


















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF OPERATIONS
                Three Months Ended September 30,
                           (Unaudited)

                            Series 35


                                          2000           1999

Income
  Interest income                        $   55,955     $  156,771
  Other income                                    -              -
                                             55,955        156,771

Share of loss from Operating
  Partnerships(Note D)                    (115,304)              -

Expenses
  Professional fees                          11,966         18,883
  Fund management fee (Note C)               49,660         40,050
  Organization costs                              -        122,157
  Amortization                               30,433              -
  General and administrative                  9,549         64,623
expenses
                                            101,608        245,713

  NET INCOME (LOSS)                      $(160,957)    $  (88,942)

Net income (loss) allocated to           $(159,347)    $  (88,053)
limited
  partners

Net income (loss) allocated general      $  (1,610)    $     (889)
  partner

Net income (loss) per BAC                $    (.05)    $     (.03)


















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF OPERATIONS
                Three Months Ended September 30,
                           (Unaudited)

                            Series 36


                                          2000           1999

Income
  Interest income                        $   20,140      $  20,277
  Other income                                    -              -
                                             20,140         20,277

Share of loss from Operating
  Partnerships(Note D)                     (54,223)              -

Expenses
  Professional fees                          24,841          4,670
  Fund management fee (Note C)               40,189              -
  Organization costs                              -              -
  Amortization                               20,817              -
  General and administrative                 14,979         16,597
expenses
                                            100,826         21,267

  NET INCOME (LOSS)                      $(134,909)      $   (990)

Net income (loss) allocated to           $(133,560)      $   (980)
limited
  partners

Net income (loss) allocated general      $  (1,349)      $    (10)
  partner

Net income (loss) per BAC                $    (.06)      $       -

















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF OPERATIONS
                Three Months Ended September 30,
                           (Unaudited)


                                       Series 37*     Series 38*
                                          2000           2000

Income
  Interest income                         $ 121,445     $  105,717
  Other income                                    -              -
                                            121,445        105,717

Share of loss from Operating
  Partnerships(Note D)                            -              -

Expenses
  Professional fees                          10,216          5,434
  Fund management fee (Note C)               26,697         23,720
  Organization costs                              -              -
  Amortization                               21,381              -
  General and administrative                 29,421         17,817
expenses
                                             87,715         46,971

  NET INCOME (LOSS)                       $  33,730     $   58,746

Net income (loss) allocated to            $  33,393     $   58,159
limited
  partners

Net income (loss) allocated general       $     337     $      587
  partner

Net income (loss) per BAC                 $     .01     $        -













    *Series 37 and 38 did not commence operations until after
                       September 30, 1999,
 thererfore they do not have comparative information to report.

  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF OPERATIONS
                Three Months Ended September 30,
                           (Unaudited)

                           Series 39*


                                          2000

Income
  Interest income                       $     1,944
  Other income                                    -
                                              1,944

Share of loss from Operating
  Partnerships(Note D)                            -

Expenses
  Professional fees                               -
  Fund management fee (Note C)                    -
  Organization costs                              -
  Amortization                                    -
  General and administrative                 15,057
expenses
                                             15,057

  NET INCOME (LOSS)                       $(13,113)

Net income (loss) allocated to            $(12,982)
limited
  partners

Net income (loss) allocated general       $   (131)
  partner

Net income (loss) per BAC                 $       -














*Series 39 did not commence operations until September 30, 1999, thererfore it does not have comparative information to report.

  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF OPERATIONS

                 Six Months Ended September 30,
                           (Unaudited)




                                          2000           1999

Income
  Interest income                                 $  $   1,585,319
                                          1,493,215
  Other income                                    -          6,900
                                          1,493,215      1,592,219

Share of income (loss) from
  Operating Partnerships(Note D)        (8,402,139)    (6,780,615)

Expenses
  Professional fees                         383,274        459,370
  Fund management fee                     2,230,676      1,898,732
  Organization costs                              -        685,561
  Amortization                              250,721         30,349
  General and administrative                603,082        748,670
expenses
                                          3,467,753      3,822,682

  NET INCOME (LOSS)                  $ (10,376,677)  $ (9,101,078)

Net income (loss) allocated to       $ (10,272,910)  $ (9,010,067)
  limited partners

Net income (loss) allocated general  $    (103,767)  $    (91,011)
  partner

Net income (loss) per BAC            $       (3.32)  $      (2.92)















  The accompanying notes are an integral part of this statement

             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF OPERATIONS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 20


                                          2000           1999

Income
  Interest income                      $      2,365  $       9,299
  Other income                                    -          6,750
                                              2,365         16,049

Share of income (loss) from
  Operating Partnerships(Note D)          (915,917)      (814,333)

Expenses
  Professional fees                          18,188         28,572
  Fund management fee                       147,747        126,403
  Organization costs                              -         10,607
  Amortization                                1,786          1,786
  General and administrative                 17,455         18,775
expenses
                                            185,176        186,143

  NET INCOME (LOSS)                    $(1,098,728)  $   (984,427)

Net income (loss) allocated to         $(1,087,741)  $   (974,583)
  limited partners

Net income (loss) allocated general    $   (10,987)  $     (9,844)
  partner

Net income (loss) per BAC              $      (.28)  $       (.25)















  The accompanying notes are an integral part of this statement

             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF OPERATIONS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 21


                                          2000           1999

Income
  Interest income                      $     21,637  $      30,577
  Other income                                    -              -
                                             21,637         30,577

Share of income (loss) from
  Operating Partnerships(Note D)          (486,745)      (568,000)

Expenses
  Professional fees                          13,560         20,114
  Fund management fee                       107,280         81,512
  Organization costs                              -              -
  Amortization                                  977            977
  General and administrative                 13,101         21,133
expenses
                                            134,918        123,736

  NET INCOME (LOSS)                    $  (600,026)  $   (661,159)

Net income (loss) allocated to         $  (594,026)  $   (654,547)
  limited partners

Net income (loss) allocated general    $    (6,000)  $     (6,612)
  partner

Net income (loss) per BAC              $      (.31)  $       (.35)















  The accompanying notes are an integral part of this statement

             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF OPERATIONS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 22


                                          2000           1999

Income
  Interest income                      $     12,126   $     11,421
  Other income                                    -              -
                                             12,126         11,421

Share of income (loss) from
  Operating Partnerships(Note D)          (666,060)      (446,727)

Expenses
  Professional fees                          18,947         25,285
  Fund management fee                       106,555        119,406
  Organization costs                              -          9,694
  Amortization                                3,070          3,070
  General and administrative                 14,931         17,695
expenses
                                            143,503        175,150

  NET INCOME (LOSS)                    $  (797,437)   $  (610,456)

Net income (loss) allocated to         $  (789,463)   $  (604,351)
  limited partners

Net income (loss) allocated general    $    (7,974)   $    (6,105)
  partner

Net income (loss) per BAC              $      (.31)   $      (.24)















  The accompanying notes are an integral part of this statement

             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF OPERATIONS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 23


                                          2000           1999

Income
  Interest income                      $      5,246   $      4,660
  Other income                                    -            150
                                              5,246          4,810

Share of income (loss) from
  Operating Partnerships(Note D)          (587,697)      (532,506)

Expenses
  Professional fees                          17,332         21,824
  Fund management fee                       101,632         96,402
  Organization costs                              -         16,933
  Amortization                                3,123          3,124
  General and administrative                 16,344         17,025
expenses
                                            138,431        155,308

  NET INCOME (LOSS)                    $  (720,882)   $  (683,004)

Net income (loss) allocated to         $  (713,673)   $  (676,174)
  limited partners

Net income (loss) allocated general    $    (7,209)   $    (6,830)
  partner

Net income (loss) per BAC              $      (.21)   $      (.20)















  The accompanying notes are an integral part of this statement

             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF OPERATIONS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 24


                                          2000           1999

Income
  Interest income                      $     10,686  $       8,898
  Other income                                    -              -
                                             10,686          8,898

Share of income (loss) from
  Operating Partnerships(Note D)          (703,210)      (744,096)

Expenses
  Professional fees                          31,179         23,132
  Fund management fee                       115,551         78,820
  Organization costs                              -         19,470
  Amortization                                5,102          5,102
  General and administrative                 13,647         17,844
expenses
                                            165,479        144,368

  NET INCOME (LOSS)                    $  (858,003)  $   (879,566)

Net income (loss) allocated to         $  (849,423)  $   (870,770)
  limited partners

Net income (loss) allocated general    $    (8,580)  $     (8,796)
  partner

Net income (loss) per BAC              $      (.39)  $       (.40)















  The accompanying notes are an integral part of this statement

             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF OPERATIONS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 25


                                          2000           1999

Income
  Interest income                      $     25,647  $      25,417
  Other income                                    -              -
                                             25,647         25,417

Share of income (loss) from
  Operating Partnerships(Note D)          (715,369)      (865,403)

Expenses
  Professional fees                          24,589         23,792
  Fund management fee                       124,858        111,988
  Organization costs                              -         18,354
  Amortization                                7,609          7,609
  General and administrative                 17,337         22,209
expenses
                                            174,393        183,952

  NET INCOME (LOSS)                    $  (864,115)  $ (1,023,938)

Net income (loss) allocated to         $  (855,474)  $ (1,013,699)
  limited partners

Net income (loss) allocated general    $    (8,641)  $    (10,239)
  partner

Net income (loss) per BAC              $      (.28)  $       (.33)















  The accompanying notes are an integral part of this statement

             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF OPERATIONS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 26


                                          2000           1999

Income
  Interest income                      $     52,823   $     45,431
  Other income                                    -              -
                                             52,823         45,431

Share of income (loss) from
  Operating Partnerships(Note D)          (530,058)      (434,107)

Expenses
  Professional fees                          26,744         38,238
  Fund management fee                       190,538        166,106
  Organization costs                              -         42,595
  Amortization                                8,681          8,681
  General and administrative                 17,892         30,538
expenses
                                            243,855        286,158

  NET INCOME (LOSS)                    $  (721,090)   $  (674,834)

Net income (loss) allocated to         $  (713,879)   $  (668,086)
  limited partners

Net income (loss) allocated general    $    (7,211)   $    (6,748)
  partner

Net income (loss) per BAC              $      (.18)   $      (.17)















  The accompanying notes are an integral part of this statement

             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF OPERATIONS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 27


                                          2000           1999

Income
  Interest income                      $     19,550   $     11,707
  Other income                                    -              -
                                             19,550         11,707

Share of income (loss) from
  Operating Partnerships(Note D)          (450,079)      (457,666)

Expenses
  Professional fees                          15,505         19,954
  Fund management fee                       133,772        138,754
  Organization costs                              -         38,806
  Amortization                                7,827              -
  General and administrative                 13,099         16,669
expenses
                                            170,203      (214,183)

  NET INCOME (LOSS)                    $  (600,732)   $  (660,142)

Net income (loss) allocated to         $  (594,725)   $  (653,541)
  limited partners

Net income (loss) allocated general    $    (6,007)   $    (6,601)
  partner

Net income (loss) per BAC              $      (.24)   $      (.27)















  The accompanying notes are an integral part of this statement

             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF OPERATIONS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 28


                                          2000           1999

Income
  Interest income                      $     90,358   $    139,977
  Other income                                    -              -
                                             90,358        139,977

Share of income (loss) from
  Operating Partnerships(Note D)          (670,249)      (473,070)

Expenses
  Professional fees                          23,643         34,251
  Fund management fee                       161,723        146,726
  Organization costs                              -         55,896
  Amortization                                1,650              -
  General and administrative                 26,021         64,119
expenses
                                            213,037        300,992

  NET INCOME (LOSS)                    $  (792,928)   $  (634,085)

Net income (loss) allocated to         $  (784,999)   $  (627,744)
  limited partners

Net income (loss) allocated general    $    (7,929)   $    (6,341)
  partner

Net income (loss) per BAC              $      (.20)   $      (.16)















  The accompanying notes are an integral part of this statement

             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF OPERATIONS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 29


                                          2000           1999

Income
  Interest income                      $     66,365   $    123,106
  Other income                                    -              -
                                             66,365        123,106

Share of income (loss) from
  Operating Partnerships(Note D)          (613,746)      (645,632)

Expenses
  Professional fees                          20,214         33,334
  Fund management fee                       146,524        149,204
  Organization costs                              -         49,448
  Amortization                                1,626              -
  General and administrative                 30,314         56,237
expenses
                                            198,678        288,223

  NET INCOME (LOSS)                    $  (746,059)   $  (810,749)

Net income (loss) allocated to         $  (738,598)   $  (802,642)
  limited partners

Net income (loss) allocated general    $    (7,461)   $    (8,107)
  partner

Net income (loss) per BAC              $      (.19)   $      (.20)















  The accompanying notes are an integral part of this statement

             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF OPERATIONS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 30


                                          2000           1999

Income
  Interest income                      $    144,566   $    124,237
  Other income                                    -              -
                                            144,566        124,237

Share of income (loss) from
  Operating Partnerships(Note D)          (359,212)       (82,778)

Expenses
  Professional fees                          21,421         32,233
  Fund management fee                        96,158         86,039
  Organization costs                              -         48,501
  Amortization                               10,601              -
  General and administrative                 38,290         50,051
expenses
                                            166,470        216,824

  NET INCOME (LOSS)                    $  (381,116)   $  (175,365)

Net income (loss) allocated to         $  (377,305)   $  (173,611)
  limited partners

Net income (loss) allocated general    $    (3,811)   $    (1,754)
  partner

Net income (loss) per BAC              $      (.14)   $      (.07)















  The accompanying notes are an integral part of this statement

             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF OPERATIONS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 31


                                          2000           1999

Income
  Interest income                      $     91,957  $     130,258
  Other income                                    -              -
                                             91,957        130,258

Share of income (loss) from
  Operating Partnerships(Note D)          (793,104)      (984,633)

Expenses
  Professional fees                          23,604         35,531
  Fund management fee                       143,052        182,598
  Organization costs                              -         51,385
  Amortization                                    -              -
  General and administrative                 38,262         49,374
expenses
                                            204,918        318,888

  NET INCOME (LOSS)                    $  (906,065)  $ (1,173,263)

Net income (loss) allocated to         $  (897,004)  $ (1,161,530)
  limited partners

Net income (loss) allocated general    $    (9,061)  $    (11,733)
  partner

Net income (loss) per BAC              $      (.20)  $       (.26)















  The accompanying notes are an integral part of this statement

             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF OPERATIONS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 32


                                          2000           1999

Income
  Interest income                      $    125,026   $    229,312
  Other income                                    -              -
                                            125,026        229,312

Share of income (loss) from
  Operating Partnerships(Note D)          (382,059)         65,164

Expenses
  Professional fees                          23,889         33,591
  Fund management fee                       157,750        153,113
  Organization costs                              -         50,418
  Amortization                               18,140              -
  General and administrative                 52,176         76,829
expenses
                                            251,955        313,951

  NET INCOME (LOSS)                    $  (508,988)   $   (19,475)

Net income (loss) allocated to         $  (503,898)   $   (19,280)
  limited partners

Net income (loss) allocated general    $    (5,090)   $      (195)
  partner

Net income (loss) per BAC              $      (.11)   $      (.06)















  The accompanying notes are an integral part of this statement

             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF OPERATIONS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 33


                                          2000           1999

Income
  Interest income                      $    139,785   $    196,891
  Other income                                    -              -
                                            139,785        196,891

Share of income (loss) from
  Operating Partnerships(Note D)          (143,852)        133,510

Expenses
  Professional fees                          16,697         25,760
  Fund management fee                        80,246         83,249
  Organization costs                              -         83,771
  Amortization                               13,472              -
  General and administrative                 51,450         68,394
expenses
                                            161,865        261,174

  NET INCOME (LOSS)                    $  (165,932)   $     69,227

Net income (loss) allocated to         $  (164,273)   $     68,535
  limited partners

Net income (loss) allocated general    $    (1,659)   $        692
  partner

Net income (loss) per BAC              $      (.06)   $      (.03)















  The accompanying notes are an integral part of this statement

             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF OPERATIONS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 34


                                          2000           1999

Income
  Interest income                      $    106,810   $    245,196
  Other income                                    -              -
                                            106,810        245,196

Share of income (loss) from
  Operating Partnerships(Note D)          (124,985)       (20,338)

Expenses
  Professional fees                          21,246         35,263
  Fund management fee                       146,310        115,315
  Organization costs                              -        110,441
  Amortization                               21,426              -
  General and administrative                 42,630         83,024
expenses
                                            231,612        344,043

  NET INCOME (LOSS)                    $  (249,787)   $  (119,185)

Net income (loss) allocated to         $  (247,289)   $  (117,993)
  limited partners

Net income (loss) allocated general    $    (2,498)   $    (1,192)
  partner

Net income (loss) per BAC              $      (.07)   $      (.03)















  The accompanying notes are an integral part of this statement

             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF OPERATIONS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 35


                                          2000           1999

Income
  Interest income                      $    153,739   $    228,655
  Other income                                    -              -
                                            153,739        228,655

Share of income (loss) from
  Operating Partnerships(Note D)          (234,218)              -

Expenses
  Professional fees                          16,254         23,826
  Fund management fee                       104,320         63,097
  Organization costs                              -         79,242
  Amortization                               60,729              -
  General and administrative                 78,782        122,157
expenses
                                            260,085        288,322

  NET INCOME (LOSS)                    $  (340,564)   $   (59,667)

Net income (loss) allocated to         $  (337,158)   $   (59,070)
  limited partners

Net income (loss) allocated general    $    (3,406)   $      (597)
  partner

Net income (loss) per BAC              $      (.10)   $      (.01)















  The accompanying notes are an integral part of this statement

             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF OPERATIONS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 36


                                          2000           1999

Income
  Interest income                      $     54,104   $     20,277
  Other income                                    -              -
                                             54,104         20,277

Share of income (loss) from
  Operating Partnerships(Note D)           (25,579)              -

Expenses
  Professional fees                          27,689          4,670
  Fund management fee                        77,614              -
  Organization costs                              -              -
  Amortization                               42,307              -
  General and administrative                 26,016         16,597
expenses
                                            173,626         21,267

  NET INCOME (LOSS)                    $  (145,101)   $      (990)

Net income (loss) allocated to         $  (143,650)   $      (980)
  limited partners

Net income (loss) allocated general    $    (1,451)   $       (10)
  partner

Net income (loss) per BAC              $      (.07)   $          -















  The accompanying notes are an integral part of this statement

             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF OPERATIONS

                 Six Months Ended September 30,
                           (Unaudited)



                                       Series 37*     Series 38*
                                          2000           2000

Income
  Interest income                      $    233,634   $    134,847
  Other income                                    -              -
                                            233,634        134,847

Share of income (loss) from
  Operating Partnerships(Note D)                  -              -

Expenses
  Professional fees                          15,639          6,184
  Fund management fee                        53,394         35,652
  Organization costs                              -              -
  Amortization                               42,595              -
  General and administrative                 51,762         28,516
expenses
                                            163,390         70,352

  NET INCOME (LOSS)                    $     70,244   $     64,495

Net income (loss) allocated to         $     69,542   $     63,850
  limited partners

Net income (loss) allocated general    $        702   $        645
  partner

Net income (loss) per BAC              $      (.03)   $          -












    *Series 37 and 38 did not commence operations until after
                       September 30, 1999
 therefore, they do not have comparative information to report.

  The accompanying notes are an integral part of this statement

             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF OPERATIONS

                 Six Months Ended September 30,
                           (Unaudited)

                           Series 39*


                                          2000

Income
  Interest income                      $      1,944
  Other income                                    -
                                              1,944

Share of income (loss) from
  Operating Partnerships(Note D)                  -

Expenses
  Professional fees                             750
  Fund management fee                             -
  Organization costs                              -
  Amortization                                    -
  General and administrative                 15,057
expenses
                                             15,807

  NET INCOME (LOSS)                    $   (13,863)

Net income (loss) allocated to         $   (13,724)
  limited partners

Net income (loss) allocated general    $      (139)
  partner

Net income (loss) per BAC              $          -












*Series 39 did not commence operations until after September 30,
                              1999
 therefore, it does not have comparative information to report.

  The accompanying notes are an integral part of this statement

             Boston Capital Tax Credit Fund IV L.P.

            STATEMENTS OF CHANGES IN PARTNERS CAPITAL

                 Six Months Ended September 30,
                           (Unaudited)



                                                 Accumulated
                                     General       or other
                                     Partner     comprehensiv
                       Assignees                      e           Total
                                                    income

Partners Capital
 (deficit)
  April 1, 2000                  $            $   $   830,515             $
                       416,025,620    (767,937)                 416,088,198

Capital contributions   25,518,000            -             -    25,518,000

Selling commissions
and                    (3,469,742)            -             -   (3,469,742)
  registration costs

Net income (loss)      (10,272,910    (103,767)             -  (10,376,677)
                                 )

Partners capital
 (deficit),
  September 30, 2000             $ $  (871,704)   $   830,515             $
                       427,800,968                              427,759,779


























  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

            STATEMENTS OF CHANGES IN PARTNERS CAPITAL

                 Six Months Ended September 30,
                           (Unaudited)



                                                 Accumulated
                                     General       or other
                                     Partner     comprehensiv
                       Assignees                      e           Total
                                                    income
      Series 20
Partners Capital
 (deficit)
  April 1, 2000                  $ $  (153,019)  $          -  $ 17,754,573
                        17,907,592

Capital contributions            -            -             -             -

Selling commissions
and                              -            -             -             -
  registration costs

Net income (loss)      (1,087,741)     (10,987)             -   (1,098,728)

Partners capital
 (deficit),
  September 30, 2000             $ $  (164,006)   $         -  $ 16,655,845
                        16,819,851

      Series 21
Partners Capital
 (deficit)
  April 1, 2000                  $ $   (89,971)   $    18,464  $  7,216,580
                         7,288,087

Capital contributions            -            -             -             -

Selling commissions
and                              -            -             -             -
  registration costs

Net income (loss)        (594,026)      (6,000)             -     (600,026)

Partners capital
 (deficit),
  September 30, 2000             $ $   (95,971)   $    18,464  $  6,616,554
                         6,694,061









  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

            STATEMENTS OF CHANGES IN PARTNERS CAPITAL

                 Six Months Ended September 30,
                           (Unaudited)



                                                 Accumulated
                                     General       or other
                                     Partner     comprehensiv
                       Assignees                      e           Total
                                                    income
      Series 22
Partners Capital
 (deficit)
  April 1, 2000                  $ $   (83,881)  $      9,776  $ 13,529,780
                        13,603,885

Capital contributions            -            -             -             -

Selling commissions
and                              -            -             -             -
  registration costs

Net income (loss)        (789,463)      (7,974)             -     (797,437)

Partners capital
 (deficit),
  September 30, 2000             $ $   (91,855)  $      9,776  $ 12,732,343
                        12,814,422

      Series 23
Partners Capital
 (deficit)
  April 1, 2000                  $ $   (80,247)   $         -  $ 20,459,987
                        20,540,234

Capital contributions            -            -             -             -

Selling commissions
and                              -            -             -             -
  registration costs

Net income (loss)        (713,673)      (7,209)             -     (720,882)

Partners capital
 (deficit),
  September 30, 2000             $ $   (87,456)  $          -  $ 19,739,105
                        19,826,561










  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

            STATEMENTS OF CHANGES IN PARTNERS CAPITAL

                 Six Months Ended September 30,
                           (Unaudited)



                                                 Accumulated
                                     General       or other
                                     Partner     comprehensiv
                       Assignees                      e           Total
                                                    income
      Series 24
Partners Capital
 (deficit)
  April 1, 2000                  $ $   (59,924)  $      8,292  $ 12,545,757
                        12,597,389

Capital contributions            -            -             -             -

Selling commissions
and                              -            -             -             -
  registration costs

Net income (loss)        (849,423)      (8,580)             -     (858,003)

Partners capital
 (deficit),
  September 30, 2000             $ $   (68,504)  $      8,292  $ 11,687,754
                        11,747,966

      Series 25
Partners Capital
 (deficit)
  April 1, 2000                  $ $   (66,267)  $     18,997  $ 19,136,698
                        19,183,968

Capital contributions            -            -             -             -

Selling commissions
and                              -            -             -             -
  registration costs

Net income (loss)        (855,474)      (8,641)             -     (864,115)

Partners capital
 (deficit),
  September 30, 2000             $            $  $     18,997  $ 18,272,583
                        18,328,494     (74,908)










  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

            STATEMENTS OF CHANGES IN PARTNERS CAPITAL

                 Six Months Ended September 30,
                           (Unaudited)



                                                 Accumulated
                                     General       or other
                                     Partner     comprehensiv
                       Assignees                      e           Total
                                                    income
      Series 26
Partners Capital
 (deficit)
  April 1, 2000                  $ $   (47,570)  $      7,044  $ 29,275,329
                        29,315,855

Capital contributions            -            -             -             -

Selling commissions
and                              -            -             -             -
  registration costs

Net income (loss)        (713,879)      (7,211)             -     (721,090)

Partners capital
 (deficit),
  September 30, 2000             $            $  $      7,044  $ 28,554,239
                        28,601,976     (54,781)

      Series 27
Partners Capital
 (deficit)
  April 1, 2000                  $            $  $     17,825  $ 16,790,892
                        16,811,783     (38,716)

Capital contributions            -            -             -             -

Selling commissions
and                              -            -             -             -
  registration costs

Net income (loss)        (594,725)      (6,007)             -     (600,732)

Partners capital
 (deficit),
  September 30, 2000             $            $  $     17,825  $ 16,190,160
                        16,217,058     (44,723)










  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

            STATEMENTS OF CHANGES IN PARTNERS CAPITAL

                 Six Months Ended September 30,
                           (Unaudited)



                                                 Accumulated
                                     General       or other
                                     Partner     comprehensiv
                       Assignees                      e           Total
                                                    income
      Series 28
Partners Capital
 (deficit)
  April 1, 2000                  $ $   (26,184)  $     63,510  $ 31,819,946
                        31,782,620

Capital contributions            -            -             -             -

Selling commissions
and                              -            -             -             -
  registration costs

Net income (loss)        (784,999)      (7,929)             -     (792,928)

Partners capital
 (deficit),
  September 30, 2000             $ $   (34,113)  $     63,510  $ 31,027,018
                        30,997,621

      Series 29
Partners Capital
 (deficit)
  April 1, 2000                  $ $   (41,869)  $     33,958  $ 29,711,724
                        29,719,635

Capital contributions            -            -             -             -

Selling commissions
and                              -            -             -             -
  registration costs

Net income (loss)        (738,598)      (7,461)             -     (746,059)

Partners capital
 (deficit),
  September 30, 2000             $            $  $     33,958  $ 28,965,665
                        28,981,037     (49,330)










  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

            STATEMENTS OF CHANGES IN PARTNERS CAPITAL

                 Six Months Ended September 30,
                           (Unaudited)



                                                 Accumulated
                                     General       or other
                                     Partner     comprehensiv
                       Assignees                      e           Total
                                                    income
      Series 30
Partners Capital
 (deficit)
  April 1, 2000                  $ $   (12,469)  $     63,230  $ 21,521,986
                        21,471,225

Capital contributions            -            -             -             -

Selling commissions
and                              -            -             -             -
  registration costs

Net income (loss)        (377,305)      (3,811)             -     (381,116)

Partners capital
 (deficit),
  September 30, 2000             $ $   (16,280)  $     63,230  $ 21,140,870
                        21,093,920

      Series 31
Partners Capital
 (deficit)
  April 1, 2000                  $ $   (36,641)  $     70,407  $ 34,332,358
                        34,298,592

Capital contributions            -            -             -             -

Selling commissions
and                              -            -             -             -
  registration costs

Net income (loss)        (897,004)      (9,061)             -     (906,065)

Partners capital
 (deficit),
  September 30, 2000             $ $   (45,702)  $     70,407  $ 33,426,293
                        33,401,588










  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

            STATEMENTS OF CHANGES IN PARTNERS CAPITAL


                 Six Months Ended September 30,
                           (Unaudited)



                                                 Accumulated
                                     General       or other
                                     Partner     comprehensiv
                       Assignees                      e           Total
                                                    income
      Series 32
Partners Capital
 (deficit)
  April 1, 2000                  $ $   (12,392)  $     80,336  $ 39,477,340
                        39,409,396

Capital contributions            -            -             -             -

Selling commissions
and                              -            -             -             -
  registration costs

Net income (loss)        (503,898)      (5,090)             -     (508,988)

Partners capital
 (deficit),
  September 30, 2000             $ $   (17,482)  $     80,336  $ 38,968,352
                        38,905,498

      Series 33
Partners Capital
 (deficit)
  April 1, 2000                  $ $    (5,110)  $     89,389  $ 22,156,533
                        22,072,254

Capital contributions            -            -             -             -

Selling commissions
and                              -            -             -             -
  registration costs

Net income (loss)        (164,273)      (1,659)             -     (165,932)

Partners capital
 (deficit),
  September 30, 2000             $ $    (6,769)  $     89,389  $ 21,990,601
                        21,907,981










  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

            STATEMENTS OF CHANGES IN PARTNERS CAPITAL

                 Six Months Ended September 30,
                           (Unaudited)



                                                 Accumulated
                                     General       or other
                                     Partner     comprehensiv
                       Assignees                      e           Total
                                                    income
      Series 34
Partners Capital
 (deficit)
  April 1, 2000                  $  $   (6,593)  $     95,352  $ 29,476,969
                        29,388,210

Capital contributions            -            -             -             -

Selling commissions
and                              -            -             -             -
  registration costs

Net income (loss)        (247,289)      (2,498)             -     (249,787)

Partners capital
 (deficit),
  September 30, 2000             $ $    (9,091)  $     95,352  $ 29,227,182
                        29,140,921

      Series 35
Partners Capital
 (deficit)
  April 1, 2000                  $ $    (2,684)  $     76,772  $ 28,011,392
                        27,937,304

Capital contributions            -            -             -             -

Selling commissions
and                          (500)            -             -         (500)
  registration costs

Net income (loss)        (337,158)      (3,406)             -     (340,564)

Partners capital
 (deficit),
  September 30, 2000             $ $    (6,090)  $     76,772  $ 27,670,328
                        27,599,646










  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

            STATEMENTS OF CHANGES IN PARTNERS CAPITAL

                 Six Months Ended September 30,
                           (Unaudited)



                                                 Accumulated
                                     General       or other
                                     Partner     comprehensiv
                       Assignees                      e           Total
                                                    income
      Series 36
Partners Capital
 (deficit)
  April 1, 2000                  $            $  $     53,275  $ 17,619,971
                        17,569,744      (3,048)

Capital contributions            -            -             -             -

Selling commissions
and                        (5,171)            -             -       (5,171)
  registration costs

Net income (loss)        (143,650)      (1,451)             -     (145,101)

Partners capital
 (deficit),
  September 30, 2000             $            $  $     53,275  $ 17,469,699
                        17,420,923      (4,499)

      Series 37
Partners Capital
 (deficit)
  April 1, 2000                  $            $  $    123,888  $ 21,745,547
                        21,622,194        (535)

Capital contributions            -            -             -             -

Selling commissions
and                        (9,436)            -             -       (9,436)
  registration costs

Net income (loss)           69,542          702             -        70,244

Partners capital
 (deficit),
  September 30, 2000             $            $  $    123,888  $ 21,806,355
                        21,682,300          167










  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

            STATEMENTS OF CHANGES IN PARTNERS CAPITAL

                 Six Months Ended September 30,
                           (Unaudited)



                                                 Accumulated
                                     General       or other
                                     Partner     comprehensiv
                       Assignees                      e           Total
                                                    income
      Series 38
Partners Capital
 (deficit)
  April 1, 2000        $ 3,505,653 $      (817)  $          -   $ 3,504,836

Capital contributions   20,968,000            -             -    20,968,000

Selling commissions
and                    (2,742,732)            -             -   (2,742,732)
  registration costs

Net income (loss)           63,850          645             -        64,495

Partners capital
 (deficit),
  September 30, 2000             $ $      (172)  $          -  $ 21,794,599
                        21,794,771

      Series 39
Partners Capital
 (deficit)
  April 1, 2000                  $ $          -  $          -  $          -
                                 -

Capital contributions    4,550,000            -             -     4,550,000

Selling commissions
and                      (711,903)            -             -     (711,903)
  registration costs

Net income (loss)         (13,724)        (139)             -      (13,863)

Partners capital
 (deficit),
  September 30, 2000             $ $      (139)  $          -  $  3,824,234
                         3,824,373









  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF CASH FLOWS

                 Six Months Ended September 30,
                           (Unaudited)


                                        2000           1999
Cash Flows from operating
activities:

   Net income (loss)                $(10,376,677)  $ (9,101,078)
   Adjustments
      Amortization                        250,721         30,434
      Distributions from Operating
        Partnerships                       83,094         52,874
      Share of Loss from Operating
        Partnerships                    8,402,139      6,870,615
   Changes in assets and
liabilities
      Decrease (Increase) in
        organization costs                      -        623,193
     (Decrease) Increase in
accounts                                  169,176        750,624
        payable and accrued
expenses
      Decrease (Increase) in
accounts                              (2,901,788)    (7,589,520)
        receivable
      (Decrease) Increase in
accounts                                1,518,852        879,682
        payable affiliates
      Line of credit                    3,329,810      (200,000)

      Net cash (used in) provided
by                                        475,327    (7,683,176)
        Operating activities


Cash Flows from investing
activity:

   Acquisition costs repaid (paid)
for
     Operating Partnerships           (1,106,020)    (5,216,940)
acquired
     or to be acquired
   Capital contributions paid to
     Operating Partnerships          (35,820,617)
                                                    (33,189,043)
   Advances to Operating                  494,883      2,157,322
Partnerships
   Investments                         17,419,975      4,517,926

   Net cash (used in) provided by
     investing activities            (19,011,779)   (31,730,735)







  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF CASH FLOWS

                 Six Months Ended September 30,
                           (Unaudited)



                                        2000           1999

Continued

Cash flows from financing
activities:

   Sales and registration costs       (3,469,742)    (6,834,491)
paid
   Capital contributions received      25,518,000     46,971,370

      Net cash (used in)provided
by                                     22,048,258     40,136,879
        financing activities


      INCREASE (DECREASE) IN CASH
AND                                     3,511,806        722,968
        CASH EQUIVALENTS

Cash and cash equivalents,             15,484,389     14,152,267
beginning

Cash and cash equivalents, ending     $18,996,195    $14,875,235

Supplemental schedule of non-cash
  investing and financing
activities
  the fund has increased its
investments                           $15,421,430    $23,267,290
  for unpaid capital contributions
  due to the Operating
Partnerships




















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF CASH FLOWS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 20

                                        2000           1999
Cash Flows from operating
activities:

   Net income (loss)                 $(1,098,728)    $ (984,427)
   Adjustments
      Amortization                          1,786          1,786
      Distributions from Operating
        Partnerships                       15,172         16,339
      Share of Loss from Operating
        Partnerships                      915,917        814,333
   Changes in assets and
liabilities
      Decrease (Increase) in
        organization costs                      -         10,607
     (Decrease) Increase in
accounts                                        -              -
        payab.e and accrued
expenses
      Decrease (Increase) in
accounts                                 (78,634)         97,282
        receivable
      (Decrease) Increase in
accounts                                  189,624        189,624
        payable affiliates
      Line of credit                            -              -

      Net cash (used in) provided
by                                       (54,863)        145,544
        Operating activities


Cash Flows from investing
activity:

   Acquisition costs repaid (paid)
for
     Operating Partnerships                     -              -
acquired
     or to be acquired
   Capital contributions paid to
     Operating Partnerships                     -              -
   Advances to Operating                        -              -
Partnerships
   Investments                                  -              -

   Net cash (used in) provided by
     investing activities                       -              -







  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF CASH FLOWS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 20

                                        2000           1999

Continued

Cash flows from financing
activities:

   Sales and registration costs                 -              -
paid
   Capital contributions received               -              -

      Net cash (used in)provided
by                                              -              -
        financing activities


      INCREASE (DECREASE) IN CASH
AND                                      (54,863)        145,544
        CASH EQUIVALENTS

Cash and cash equivalents,                312,723        223,286
beginning

Cash and cash equivalents, ending         257,860        368,830

Supplemental schedule of non-cash
  investing and financing
activities
  the fund has increased its
investments                          $          -    $         -
  for unpaid capital contributions
  due to the Operating
Partnerships




















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF CASH FLOWS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 21

                                        2000           1999
Cash Flows from operating
activities:

   Net income (loss)                 $  (600,026)   $  (661,159)
   Adjustments
      Amortization                            977            977
      Distributions from Operating
        Partnerships                          437              -
      Share of Loss from Operating
        Partnerships                      486,745        568,000
   Changes in assets and
liabilities
      Decrease (Increase) in
        organization costs                      -              -
     (Decrease) Increase in
accounts                                        -              -
        payable and accrued
expenses
      Decrease (Increase) in
accounts                                    (187)            562
        receivable
      (Decrease) Increase in
accounts                                  112,920        112,920
        payable affiliates
      Line of credit                            -              -

      Net cash (used in) provided
by                                            866         21,300
        Operating activities


Cash Flows from investing
activity:

   Acquisition costs repaid (paid)
for
     Operating Partnerships                     -              -
acquired
     or to be acquired
   Capital contributions paid to
     Operating Partnerships                     -              -
   Advances to Operating                        -              -
Partnerships
   Investments                              8,643         19,194

   Net cash (used in) provided by
     investing activities                   8,643         19,194







  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF CASH FLOWS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 21

                                        2000           1999

Continued

Cash flows from financing
activities:

   Sales and registration costs                 -              -
paid
   Capital contributions received               -              -

      Net cash (used in)provided
by                                              -              -
        financing activities


      INCREASE (DECREASE) IN CASH
AND                                         9,509         40,494
        CASH EQUIVALENTS

Cash and cash equivalents,                272,223        204,141
beginning

Cash and cash equivalents, ending         281,732        244,635

Supplemental schedule of non-cash
  investing and financing
activities
  the fund has increased its
investments                          $          -   $          -
  for unpaid capital contributions
  due to the Operating
Partnerships




















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF CASH FLOWS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 22

                                        2000           1999
Cash Flows from operating
activities:

   Net income (loss)                  $ (797,437)    $ (610,456)
   Adjustments
      Amortization                          3,070          3,070
      Distributions from Operating
        Partnerships                        3,909              -
      Share of Loss from Operating
        Partnerships                      666,060        446,727
   Changes in assets and
liabilities
      Decrease (Increase) in
        organization costs                      -          9,694
     (Decrease) Increase in
accounts                                        -              -
        payab.e and accrued
expenses
      Decrease (Increase) in
prepaid                                         -              -
        expenses
      Decrease (Increase) in
accounts                                     (99)            155
        receivable
      (Decrease) Increase in
accounts                                  127,298        127,296
        payable affiliates
      Line of credit                            -              -

      Net cash (used in) provided
by                                          2,801       (23,514)
        Operating activities


Cash Flows from investing
activity:

   Acquisition costs repaid (paid)
for
     Operating Partnerships                     -              -
acquired
     or to be acquired
   Capital contributions paid to
     Operating Partnerships                     -        (2,409)
   Advances to Operating                        -         11,705
Partnerships
   Investments                              4,541       (26,984)

   Net cash (used in) provided by
     investing activities                   4,541       (17,688)







  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF CASH FLOWS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 22

                                        2000           1999

Continued

Cash flows from financing
activities:

   Sales and registration costs                 -              -
paid
   Capital contributions received               -              -

      Net cash (used in)provided
by                                              -              -
        financing activities


      INCREASE (DECREASE) IN CASH
AND                                         7,342       (41,202)
        CASH EQUIVALENTS

Cash and cash equivalents,                271,654        319,333
beginning

Cash and cash equivalents, ending    $    278,996    $   278,131

Supplemental schedule of non-cash
  investing and financing
activities
  the fund has increased its
investments                          $          -    $         -
  for unpaid capital contributions
  due to the Operating
Partnerships




















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF CASH FLOWS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 23

                                        2000           1999
Cash Flows from operating
activities:

   Net income (loss)                  $ (720,882)    $ (683,004)
   Adjustments
      Amortization                          3,123          3,124
      Distributions from Operating
        Partnerships                            -              -
      Share of Loss from Operating
        Partnerships                      587,697        532,506
   Changes in assets and
liabilities
      Decrease (Increase) in
        organization costs                      -         16,933
     (Decrease) Increase in
accounts                                        -              -
        payab.e and accrued
expenses
      Decrease (Increase) in
prepaid                                         -              -
        expenses
      Decrease (Increase) in
accounts                                        -         12,063
        receivable
      (Decrease) Increase in
accounts                                  120,133        120,132
        payable affiliates
      Line of credit                            -              -

      Net cash (used in) provided
by                                        (9,929)          1,754
        Operating activities


Cash Flows from investing
activity:

   Acquisition costs repaid (paid)
for
     Operating Partnerships                     -              -
acquired
     or to be acquired
   Capital contributions paid to
     Operating Partnerships                     -      (274,928)
   Advances to Operating                        -        150,000
Partnerships
   Investments                                  -              -

   Net cash (used in) provided by
     investing activities                       -      (124,928)






  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF CASH FLOWS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 23

                                        2000           1999

Continued

Cash flows from financing
activities:

   Sales and registration costs                 -              -
paid
   Capital contributions received               -              -

      Net cash (used in)provided
by                                              -              -
        financing activities


      INCREASE (DECREASE) IN CASH
AND                                       (9,929)      (123,174)
        CASH EQUIVALENTS

Cash and cash equivalents,                339,179        610,758
beginning

Cash and cash equivalents, ending    $    329,250   $    487,584

Supplemental schedule of non-cash
  investing and financing
activities
  the fund has increased its
investments                          $          -   $          -
  for unpaid capital contributions
  due to the Operating
Partnerships




















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF CASH FLOWS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 24

                                        2000           1999
Cash Flows from operating
activities:

   Net income (loss)                 $  (858,003)   $  (879,566)
   Adjustments
      Amortization                          5,102          5,102
      Distributions from Operating
        Partnerships                            -         14,010
      Share of Loss from Operating
        Partnerships                      703,210        744,096
   Changes in assets and
liabilities
      Decrease (Increase) in
        organization costs                      -         19,470
     (Decrease) Increase in
accounts                                        -              -
        payable and accrued
expenses
      Decrease (Increase) in
accounts                                 (19,664)        (3,563)
        receivable
      (Decrease) Increase in
accounts                                  116,678        116,678
        payable affiliates
      Line of credit                            -              -

      Net cash (used in) provided
by                                       (52,677)         16,227
        Operating activities


Cash Flows from investing
activity:

   Acquisition costs repaid (paid)
for
     Operating Partnerships                     -           (23)
acquired
     or to be acquired
   Capital contributions paid to
     Operating Partnerships                     -       (16,242)
   Advances to Operating                        -         16,868
Partnerships
   Investments                              3,967       (66,028)

   Net cash (used in) provided by
     investing activities                   3,967       (65,425)







  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF CASH FLOWS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 24

                                        2000           1999

Continued

Cash flows from financing
activities:

   Sales and registration costs                 -              -
paid
   Capital contributions received               -              -

      Net cash (used in)provided
by                                              -              -
        financing activities


      INCREASE (DECREASE) IN CASH
AND                                      (48,710)       (49,198)
        CASH EQUIVALENTS

Cash and cash equivalents,                294,853        304,564
beginning

Cash and cash equivalents, ending    $    246,143   $    255,366

Supplemental schedule of non-cash
  investing and financing
activities
  the fund has increased its
investments                          $          -   $          -
  for unpaid capital contributions
  due to the Operating
Partnerships




















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF CASH FLOWS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 25

                                        2000           1999
Cash Flows from operating
activities:

   Net income (loss)                $   (864,115)  $ (1,023,938)
   Adjustments
      Amortization                          7,609          7,609
      Distributions from Operating
        Partnerships                        4,105          4,971
      Share of Loss from Operating
        Partnerships                      715,369        865,403
   Changes in assets and
liabilities
      Decrease (Increase) in
        organization costs                      -         18,354
     (Decrease) Increase in
accounts                                        -              -
        payab.e and accrued
expenses
      Decrease (Increase) in
accounts                                    (192)        (1,322)
        receivable
      (Decrease) Increase in
accounts                                  136,338        136,338
        payable affiliates
      Line of credit                            -              -

      Net cash (used in) provided
by                                          (886)          7,415
        Operating activities


Cash Flows from investing
activity:

   Acquisition costs repaid (paid)
for
     Operating Partnerships                     -           (23)
acquired
     or to be acquired
   Capital contributions paid to
     Operating Partnerships              (51,996)       (27,912)
   Advances to Operating                        -         28,028
Partnerships
   Investments                              8,921       (53,034)

   Net cash (used in) provided by
     investing activities                (43,075)       (52,941)







  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF CASH FLOWS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 25

                                        2000           1999

Continued

Cash flows from financing
activities:

   Sales and registration costs                 -              -
paid
   Capital contributions received               -              -

      Net cash (used in)provided
by                                              -              -
        financing activities


      INCREASE (DECREASE) IN CASH
AND                                      (43,961)       (45,526)
        CASH EQUIVALENTS

Cash and cash equivalents,                526,832        660,000
beginning

Cash and cash equivalents, ending    $    482,871   $    614,474

Supplemental schedule of non-cash
  investing and financing
activities
  the fund has increased its
investments                          $          -   $          -
  for unpaid capital contributions
  due to the Operating
Partnerships




















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF CASH FLOWS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 26

                                        2000           1999
Cash Flows from operating
activities:

   Net income (loss)                 $  (721,090)   $  (674,834)
   Adjustments
      Amortization                          8,681
      Distributions from Operating
        Partnerships                       20,999          8,681
      Share of Loss from Operating
        Partnerships                      530,058          9,918
   Changes in assets and
liabilities
      Decrease (Increase) in
        organization costs                      -        434,107
     (Decrease) Increase in
accounts                                        -         42,595
        payab.e and accrued
expenses
      Decrease (Increase) in
accounts                                   20,742        397,209
        receivable
      (Decrease) Increase in
accounts                                  218,786        205,896
        payable affiliates
      Line of credit                            -              -

      Net cash (used in) provided
by                                         78,176        423,572
        Operating activities


Cash Flows from investing
activity:

   Acquisition costs repaid (paid)
for
     Operating Partnerships                     -        (2,439)
acquired
     or to be acquired
   Capital contributions paid to
     Operating Partnerships             (181,121)    (1,624,774)
   Advances to Operating                        -         70,239
Partnerships
   Investments                            217,461        499,950

   Net cash (used in) provided by
     investing activities                  36,340    (1,057,024)






  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF CASH FLOWS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 26

                                        2000           1999

Continued

Cash flows from financing
activities:

   Sales and registration costs                 -        (3,245)
paid
   Capital contributions received               -       (64,630)

      Net cash (used in)provided
by                                              -       (67,875)
        financing activities


      INCREASE (DECREASE) IN CASH
AND                                       114,516      (701,327)
        CASH EQUIVALENTS

Cash and cash equivalents,                201,802      1,190,003
beginning

Cash and cash equivalents, ending    $    316,318   $    488,676

Supplemental schedule of non-cash
  investing and financing
activities
  the fund has increased its
investments                          $          -   $          -
  for unpaid capital contributions
  due to the Operating
Partnerships




















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF CASH FLOWS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 27

                                        2000           1999
Cash Flows from operating
activities:

   Net income (loss)                   $(600,732)     $(660,142)
   Adjustments
      Amortization                          7,827              -
      Distributions from Operating
        Partnerships                        5,863          2,872
      Share of Loss from Operating
        Partnerships                      450,079        457,666
   Changes in assets and
liabilities
      Decrease (Increase) in
        organization costs                      -         38,806
     (Decrease) Increase in
accounts                                        -              -
        payab.e and accrued
expenses
      Decrease (Increase) in
accounts                                  540,152         10,469
        receivable
      (Decrease) Increase in
accounts                                  157,603        155,754
        payable affiliates
      Line of credit                            -              -

      Net cash (used in) provided
by                                        560,792          5,425
        Operating activities


Cash Flows from investing
activity:

   Acquisition costs repaid (paid)
for
     Operating Partnerships                     -        (6,125)
acquired
     or to be acquired
   Capital contributions paid to
     Operating Partnerships             (552,764)      (476,557)
   Advances to Operating                        -        171,100
Partnerships
   Investments                            193,831      (499,079)

   Net cash (used in) provided by
     investing activities               (358,933)      (810,661)







  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF CASH FLOWS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 27

                                        2000           1999

Continued

Cash flows from financing
activities:

   Sales and registration costs                 -              -
paid
   Capital contributions received               -              -

      Net cash (used in)provided
by                                              -              -
        financing activities


      INCREASE (DECREASE) IN CASH
AND                                       201,859      (805,236)
        CASH EQUIVALENTS

Cash and cash equivalents,                250,061      1,328,141
beginning

Cash and cash equivalents, ending    $    451,920   $    522,905

Supplemental schedule of non-cash
  investing and financing
activities
  the fund has increased its
investments                          $          -   $    194,342
  for unpaid capital contributions
  due to the Operating
Partnerships




















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF CASH FLOWS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 28

                                        2000           1999
Cash Flows from operating
activities:

   Net income (loss)                   $(792,928)     $(634,085)
   Adjustments
      Amortization                          1,650              -
      Distributions from Operating
        Partnerships                        2,558             85
      Share of Loss from Operating
        Partnerships                      670,249        473,070
   Changes in assets and
liabilities
      Decrease (Increase) in
        organization costs                      -         55,896
     (Decrease) Increase in
accounts                                        -              -
        payab.e and accrued
expenses
      Decrease (Increase) in
accounts                                    (345)        202,417
        receivable
      (Decrease) Increase in
accounts                                        -      (255,798)
        payable affiliates
      Fleet Line                                -              -

      Net cash (used in) provided
by                                      (118,816)      (158,415)
        Operating activities


Cash Flows from investing
activity:

   Acquisition costs repaid (paid)
for
     Operating Partnerships                     -       (19,310)
acquired
     or to be acquired
   Capital contributions paid to
     Operating Partnerships                     -      (532,469)
   Advances to Operating                        -              -
Partnerships
   Investments                            560,178      1,523,370

   Net cash (used in) provided by
     investing activities                 560,178        971,591






  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF CASH FLOWS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 28

                                        2000           1999

Continued

Cash flows from financing
activities:

   Sales and registration costs                 -        (1,977)
paid
   Capital contributions received               -              -

      Net cash (used in)provided
by                                              -        (1,977)
        financing activities


      INCREASE (DECREASE) IN CASH
AND                                       441,362        811,199
        CASH EQUIVALENTS

Cash and cash equivalents,              1,096,622        569,820
beginning

Cash and cash equivalents, ending    $  1,537,984   $  1,381,019

Supplemental schedule of non-cash
  investing and financing
activities
  the fund has increased its
investments                          $          -   $          -
  for unpaid capital contributions
  due to the Operating
Partnerships




















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF CASH FLOWS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 29

                                        2000           1999
Cash Flows from operating
activities:

   Net income (loss)                 $  (746,059)   $  (810,749)
   Adjustments
      Amortization                          1,626              -
      Distributions from Operating
        Partnerships                        1,050              -
      Share of Loss from Operating
        Partnerships                      613,746        645,632
   Changes in assets and
liabilities
      Decrease (Increase) in
        organization costs                      -         49,448
     (Decrease) Increase in
accounts                                        -              -
        payab.e and accrued
expenses
      Decrease (Increase) in
accounts                                   16,910              -
        receivable
      (Decrease) Increase in
accounts                                        -         21,146
        payable affiliates
      Line of credit                            -              -

      Net cash (used in) provided
by                                      (112,727)       (94,523)
        Operating activities


Cash Flows from investing
activity:

   Acquisition costs repaid (paid)
for
     Operating Partnerships                     -       (74,187)
acquired
     or to be acquired
   Capital contributions paid to
     Operating Partnerships             (604,409)
                                                     (2,128,337)
   Advances to Operating                        -              -
Partnerships
   Investments                          1,091,789      1,597,445

   Net cash (used in) provided by
     investing activities                 487,380      (605,079)






  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF CASH FLOWS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 29

                                        2000           1999

Continued

Cash flows from financing
activities:

   Sales and registration costs                 -        (2,256)
paid
   Capital contributions received               -              -

      Net cash (used in)provided
by                                              -        (2,256)
        financing activities


      INCREASE (DECREASE) IN CASH
AND                                       374,653      (701,858)
        CASH EQUIVALENTS

Cash and cash equivalents,                387,679      1,066,404
beginning

Cash and cash equivalents, ending    $    762,332    $   364,546

Supplemental schedule of non-cash
  investing and financing
activities
  the fund has increased its
investments                                     -              -
  for unpaid capital contributions
  due to the Operating
Partnerships




















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF CASH FLOWS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 30

                                        2000           1999
Cash Flows from operating
activities:

   Net income (loss)                   $(381,116)     $(175,365)
   Adjustments
      Amortization                         10,601              -
      Distributions from Operating
        Partnerships                       11,512          4,320
      Share of Loss from Operating
        Partnerships                      359,212         82,778
   Changes in assets and
liabilities
      Decrease (Increase) in
        organization costs                      -         48,501
     (Decrease) Increase in
accounts                                        -              -
        payab.e and accrued
expenses
      Decrease (Increase) in
accounts                                 (82,274)      (281,818)
        receivable
      (Decrease) Increase in
accounts                                        -              -
        payable affiliates
      Line of credit                            -              -

      Net cash (used in) provided
by                                       (82,065)      (321,584)
        Operating activities


Cash Flows from investing
activity:

   Acquisition costs repaid (paid)
for
     Operating Partnerships                 (874)       (69,073)
acquired
     or to be acquired
   Capital contributions paid to
     Operating Partnerships             (335,806)
                                                     (3,927,800)
   Advances to Operating                        -      1,329,758
Partnerships
   Investments                            880,131      2,690,013

   Net cash (used in) provided by
     investing activities                 543,451         22,898





  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF CASH FLOWS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 30

                                        2000           1999

Continued

Cash flows from financing
activities:

   Sales and registration costs                 -        (2,121)
paid
   Capital contributions received               -              -

      Net cash (used in)provided
by                                              -        (2,121)
        financing activities


      INCREASE (DECREASE) IN CASH
AND                                       461,386      (300,807)
        CASH EQUIVALENTS

Cash and cash equivalents,                403,328      1,339,143
beginning

Cash and cash equivalents, ending    $    864,714   $  1,038,336

Supplemental schedule of non-cash
  investing and financing
activities
  the fund has increased its
investments                          $          -   $  1,347,407
  for unpaid capital contributions
  due to the Operating
Partnerships




















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF CASH FLOWS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 31

                                        2000           1999
Cash Flows from operating
activities:

   Net income (loss)                  $ (906,065)   $(1,173,263)
   Adjustments
      Amortization                              -              -
      Distributions from Operating
        Partnerships                        1,487            444
      Share of Loss from Operating
        Partnerships                      793,104        984,633
   Changes in assets and
liabilities
      Decrease (Increase) in
        organization costs                      -         51,385
     (Decrease) Increase in
accounts                                  (1,315)              -
        payab.e and accrued
expenses
      Decrease (Increase) in
accounts                                   62,319       (11,725)
        receivable
      (Decrease) Increase in
accounts                                        -
        payable affiliates
      Line of credit                            -              -

      Net cash (used in) provided
by                                       (50,470)      (148,526)
        Operating activities


Cash Flows from investing
activity:

   Acquisition costs repaid (paid)
for
     Operating Partnerships              (45,122)       (25,136)
acquired
     or to be acquired
   Capital contributions paid to
     Operating Partnerships           (3,537,500)
                                                     (1,675,133)
   Advances to Operating                1,706,296        317,142
Partnerships
   Investments                          1,737,280      1,899,036

   Net cash (used in) provided by
     investing activities               (139,046)        515,909






  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF CASH FLOWS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 31

                                        2000           1999

Continued

Cash flows from financing
activities:

   Sales and registration costs                 -        (6,555)
paid
   Capital contributions received               -              -

      Net cash (used in)provided
by                                              -        (6,555)
        financing activities


      INCREASE (DECREASE) IN CASH
AND                                     (189,516)        360,828
        CASH EQUIVALENTS

Cash and cash equivalents,              1,449,979      1,294,456
beginning

Cash and cash equivalents, ending     $ 1,260,463    $ 1,655,284

Supplemental schedule of non-cash
  investing and financing
activities
  the fund has increased its
investments                           $    22,855    $         -
  for unpaid capital contributions
  due to the Operating
Partnerships




















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF CASH FLOWS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 32

                                        2000           1999
Cash Flows from operating
activities:

   Net income (loss)                 $  (508,988)   $   (19,475)
   Adjustments
      Amortization                         18,140              -
      Distributions from Operating
        Partnerships                       16,002              -
      Share of Loss from Operating
        Partnerships                      382,059       (65,164)
   Changes in assets and
liabilities
      Decrease (Increase) in
        organization costs                      -         50,418
     (Decrease) Increase in
accounts                                        -              -
        payab.e and accrued
expenses
      Decrease (Increase) in
accounts                                  797,082              -
        receivable
      (Decrease) Increase in
accounts                                  165,748      (861,218)
        payable affiliates
      Line of credit                            -              -

      Net cash (used in) provided
by                                        870,043      (895,439)
        Operating activities


Cash Flows from investing
activity:

   Acquisition costs repaid (paid)
for
     Operating Partnerships               (1,822)      (265,781)
acquired
     or to be acquired
   Capital contributions paid to
     Operating Partnerships             (951,543)
                                                     (5,811,092)
   Advances to Operating                        -      1,121,948
Partnerships
   Investments                          1,261,712      5,675,927

   Net cash (used in) provided by
     investing activities                 308,347        721,002






  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF CASH FLOWS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 32

                                        2000           1999

Continued

Cash flows from financing
activities:

   Sales and registration costs                 -       (27,037)
paid
   Capital contributions received               -              -

      Net cash (used in)provided
by                                              -       (27,037)
        financing activities


      INCREASE (DECREASE) IN CASH
AND                                     1,178,390      (201,474)
        CASH EQUIVALENTS

Cash and cash equivalents,                240,584      1,625,906
beginning

Cash and cash equivalents, ending    $  1,418,974   $  1,424,432

Supplemental schedule of non-cash
  investing and financing
activities
  the fund has increased its
investments                          $          -   $  3,861,829
  for unpaid capital contributions
  due to the Operating
Partnerships




















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF CASH FLOWS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 33

                                        2000           1999
Cash Flows from operating
activities:

   Net income (loss)                 $  (165,932)    $    69,227
   Adjustments
      Amortization                         13,472              -
      Distributions from Operating
        Partnerships                            -              -
      Share of Loss from Operating
        Partnerships                      143,852      (133,510)
   Changes in assets and
liabilities
      Decrease (Increase) in
        organization costs                      -         83,770
     (Decrease) Increase in
accounts                                        -              -
        payab.e and accrued
expenses
      Decrease (Increase) in
accounts                                (127,883)        774,034
        receivable
      (Decrease) Increase in
accounts                                   84,666              -
        payable affiliates
      Line of credit                            -              -

      Net cash (used in) provided
by                                       (51,825)        793,521
        Operating activities


Cash Flows from investing
activity:

   Acquisition costs repaid (paid)
for
     Operating Partnerships              (14,195)       (54,360)
acquired
     or to be acquired
   Capital contributions paid to
     Operating Partnerships             (305,129)
                                                     (2,784,430)
   Advances to Operating                (113,575)              -
Partnerships
   Investments                          1,265,009      2,748,770

   Net cash (used in) provided by
     investing activities                 832,110       (90,020)






  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF CASH FLOWS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 33

                                        2000           1999

Continued

Cash flows from financing
activities:

   Sales and registration costs                 -        (6,154)
paid
   Capital contributions received               -              -

      Net cash (used in)provided
by                                              -        (6,154)
        financing activities


      INCREASE (DECREASE) IN CASH
AND                                       780,285        697,347
        CASH EQUIVALENTS

Cash and cash equivalents,                597,735        685,857
beginning

Cash and cash equivalents, ending    $  1,378,020   $  1,383,204

Supplemental schedule of non-cash
  investing and financing
activities
  the fund has increased its
investments                          $          -   $    360,920
  for unpaid capital contributions
  due to the Operating
Partnerships




















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF CASH FLOWS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 34

                                        2000           1999
Cash Flows from operating
activities:

   Net income (loss)                 $  (249,787)   $  (119,185)
   Adjustments
      Amortization                         21,426              -
      Distributions from Operating
        Partnerships                            -              -
      Share of Loss from Operating
        Partnerships                      124,985         20,338
   Changes in assets and
liabilities
      Decrease (Increase) in
        organization costs                      -        110,441
     (Decrease) Increase in
accounts                                        -              -
        payab.e and accrued
expenses
      Decrease (Increase) in
accounts                                   33,733      1,335,765
        receivable
      (Decrease) Increase in
accounts                                        -              -
        payable affiliates
      Line of credit                            -              -

      Net cash (used in) provided
by                                       (69,643)      1,347,359
        Operating activities


Cash Flows from investing
activity:

   Acquisition costs repaid (paid)
for
     Operating Partnerships              (28,988)      (176,123)
acquired
     or to be acquired
   Capital contributions paid to
     Operating Partnerships           (2,666,907)
                                                     (5,612,601)
   Advances to Operating                  751,050    (1,436,326)
Partnerships
   Investments                          2,540,178      4,356,365

   Net cash (used in) provided by
     investing activities                 595,333    (2,868,685)






  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF CASH FLOWS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 34

                                        2000           1999

Continued

Cash flows from financing
activities:

   Sales and registration costs                 -       (53,843)
paid
   Capital contributions received               -              -

      Net cash (used in)provided
by                                              -       (53,843)
        financing activities


      INCREASE (DECREASE) IN CASH
AND                                       525,690    (1,575,169)
        CASH EQUIVALENTS

Cash and cash equivalents,                672,010      2,482,579
beginning

Cash and cash equivalents, ending    $  1,197,700   $    907,410

Supplemental schedule of non-cash
  investing and financing
activities
  the fund has increased its
investments                          $          -   $  3,566,959
  for unpaid capital contributions
  due to the Operating
Partnerships




















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF CASH FLOWS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 35

                                        2000           1999
Cash Flows from operating
activities:

   Net income (loss)                   $(340,564)      $(59,667)
   Adjustments
      Amortization                         60,729              -
      Distributions from Operating
        Partnerships                            -              -
      Share of Loss from Operating
        Partnerships                      234,218              -
   Changes in assets and
liabilities
      Decrease (Increase) in
        organization costs                      -         16,875
     (Decrease) Increase in
accounts                                  (1,719)      (399,585)
        payab.e and accrued
expenses
      Decrease (Increase) in
accounts                                  321,400    (1,776,207)
        receivable
      (Decrease) Increase in
accounts                                   26,808      (267,393)
        payable affiliates
      Fleet Line                                -      (200,000)

      Net cash (used in) provided
by                                        300,872    (2,685,977)
        Operating activities


Cash Flows from investing
activity:

   Acquisition costs repaid (paid)
for
     Operating Partnerships              (31,695)    (2,563,423)
acquired
     or to be acquired
   Capital contributions paid to
     Operating Partnerships           (2,952,057)
                                                     (5,412,300)
   Advances to Operating                (274,342)        376,860
Partnerships
   Investments                          2,740,173   (10,836,297)

   Net cash (used in) provided by
     investing activities               (517,921)   (18,435,160)






  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF CASH FLOWS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 35

                                        2000           1999

Continued

Cash flows from financing
activities:

   Sales and registration costs             (500)    (3,667,365)
paid
   Capital contributions received               -     25,962,625

      Net cash (used in)provided
by                                          (500)     22,295,260
        financing activities


      INCREASE (DECREASE) IN CASH
AND                                     (217,549)      1,174,123
        CASH EQUIVALENTS

Cash and cash equivalents,                701,756        247,876
beginning

Cash and cash equivalents, ending    $    484,207   $  1,421,999

Supplemental schedule of non-cash
  investing and financing
activities
  the fund has increased its
investments                          $          -   $  9,185,845
  for unpaid capital contributions
  due to the Operating
Partnerships




















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF CASH FLOWS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 36

                                        2000           1999
Cash Flows from operating
activities:

   Net income (loss)                 $  (145,101)   $      (990)
   Adjustments
      Amortization                         42,307              -
      Distributions from Operating
        Partnerships                            -              -
      Share of Loss from Operating
        Partnerships                       25,579              -
   Changes in assets and
liabilities
      Decrease (Increase) in
        organization costs                      -              -
     (Decrease) Increase in
accounts                                        -      1,150,209
        payab.e and accrued
expenses
      Decrease (Increase) in
accounts                                  241,855    (7,504,769)
        receivable
      (Decrease) Increase in
accounts                                   24,940        238,235
        payable affiliates
      Fleet Line                                -              -

      Net cash (used in) provided
by                                        189,580    (6,117,315)
        Operating activities


Cash Flows from investing
activity:

   Acquisition costs repaid (paid)
for
     Operating Partnerships              (66,579)    (1,960,937)
acquired
     or to be acquired
   Capital contributions paid to
     Operating Partnerships           (2,906,804)
                                                     (2,882,059)
   Advances to Operating                  829,067              -
Partnerships
   Investments                          2,105,011    (5,010,722)

   Net cash (used in) provided by
     investing activities                (39,305)    (9,853,718)






  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF CASH FLOWS

                 Six Months Ended September 30,
                           (Unaudited)

                            Series 36

                                        2000           1999

Continued

Cash flows from financing
activities:

   Sales and registration costs           (5,171)    (3,063,938)
paid
   Capital contributions received               -     21,073,375

      Net cash (used in)provided
by                                        (5,171)     18,009,437
        financing activities


      INCREASE (DECREASE) IN CASH
AND                                       145,104      2,038,404
        CASH EQUIVALENTS

Cash and cash equivalents,                328,095              -
beginning

Cash and cash equivalents, ending    $    473,199   $  2,038,404

Supplemental schedule of non-cash
  investing and financing
activities
  the fund has increased its
investments                          $          -   $  4,749,988
  for unpaid capital contributions
  due to the Operating
Partnerships




















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF CASH FLOWS

                 Six Months Ended September 30,
                           (Unaudited)


                                     Series 37*     Series 38*
                                        2000           2000
Cash Flows from operating
activities:

   Net income (loss)                  $    70,244    $    64,495
   Adjustments
      Amortization                         42,595              -
      Distributions from Operating
        Partnerships                            -              -
      Share of Loss from Operating
        Partnerships                            -              -
   Changes in assets and
liabilities
      Decrease (Increase) in
        organization costs                      -              -
     (Decrease) Increase in
accounts                                        -      (416,169)
        payab.e and accrued
expenses
      Decrease (Increase) in
accounts                                  296,768    (2,198,038)
        receivable
      (Decrease) Increase in
accounts                                  (9,420)          9,384
        payable affiliates
      Line of credit                            -      (976,349)

      Net cash (used in) provided
by                                        400,187    (3,516,677)
        Operating activities


Cash Flows from investing
activity:

   Acquisition costs repaid (paid)
for
     Operating Partnerships              (38,464)      (382,326)
acquired
     or to be acquired
   Capital contributions paid to
     Operating Partnerships           (4,356,611)              -
   Advances to Operating              (2,403,613)   (10,983,672)
Partnerships
   Investments                          3,501,711      (700,561)

   Net cash (used in) provided by
     investing activities             (3,296,977)   (12,066,559)





    *Series 37 and 38 did not commence operations until after
                       September 30, 1999,
  therefore they do not have comparative information to report.

  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF CASH FLOWS

                 Six Months Ended September 30,
                           (Unaudited)


                                     Series 37*     Series 38*
                                        2000           2000

Continued

Cash flows from financing
activities:

   Sales and registration costs           (9,436)    (2,742,732)
paid
   Capital contributions received               -     20,968,000

      Net cash (used in)provided
by                                        (9,436)     18,225,268
        financing activities


      INCREASE (DECREASE) IN CASH
AND                                   (2,906,226)      2,642,032
        CASH EQUIVALENTS

Cash and cash equivalents,              5,952,947      1,184,327
beginning

Cash and cash equivalents, ending    $  3,046,721   $  3,826,359

Supplemental schedule of non-cash
  investing and financing
activities
  the fund has increased its
investments                          $  2,132,571   $  6,765,120
  for unpaid capital contributions
  due to the Operating
Partnerships

















    *Series 37 and 38 did not commence operations until after
                       September 30, 1999,
  therefore they do not have comparative information to report.

  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF CASH FLOWS

                 Six Months Ended September 30,
                           (Unaudited)

                           Series 39*

                                        2000
Cash Flows from operating
activities:

   Net income (loss)                    $(13,863)
   Adjustments
      Amortization                              -
      Distributions from Operating
        Partnerships                            -
      Share of Loss from Operating
        Partnerships                            -
   Changes in assets and
liabilities
      Decrease (Increase) in
        organization costs                      -
     (Decrease) Increase in
accounts                                  588,379
        payable and accrued
expenses
      Decrease (Increase) in
accounts                              (2,725,778)
        receivable
      (Decrease) Increase in
accounts                                   37,691
        payable affiliates
      Line of credit                    4,306,159

      Net cash (used in) provided
by                                      2,192,588
        Operating activities


Cash Flows from investing
activity:

   Acquisition costs repaid (paid)
for
     Operating Partnerships             (495,955)
acquired
     or to be acquired
   Capital contributions paid to
     Operating Partnerships           (5,434,298)
   Advances to Operating                        -
Partnerships
   Investments                                  -

   Net cash (used in) provided by
     investing activities             (5,930,253)





*Series 39 did not commence operations until after September 30,
                              1999,
  therefore it does not have comparative information to report.

  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.

                    STATEMENTS OF CASH FLOWS

                 Six Months Ended September 30,
                           (Unaudited)

                           Series 39*

                                        2000

Continued

Cash flows from financing
activities:

   Sales and registration costs         (711,903)
paid
   Capital contributions received       4,550,000

      Net cash (used in)provided
by                                      3,838,097
        financing activities


      INCREASE (DECREASE) IN CASH
AND                                       100,432
        CASH EQUIVALENTS

Cash and cash equivalents,                      -
beginning

Cash and cash equivalents, ending     $   100,432

Supplemental schedule of non-cash
  investing and financing
activities
  the fund has increased its
investments                           $ 6,500,884
  for unpaid capital contributions
  due to the Operating
Partnerships


















*Series 39 did not commence operations until after September 30,
                              1999,
  therefore it does not have comparative information to report.

  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund IV L.P.
                  NOTES TO FINANCIAL STATEMENTS
                       September 30, 2000
                           (Unaudited)

NOTE A - ORGANIZATION

Boston Capital Tax Credit Fund IV L.P. (the "Fund") was organized under the laws of the State of Delaware as of October 5, 1993, for the purpose of acquiring, holding, and disposing of limited partnership interests in
Operating Partnerships which will acquire, develop, rehabilitate, operate and own newly constructed, existing or rehabilitated low-income apartment complexes ("Operating Partnerships"). The general partner of the Fund is Boston Capital Associates IV L.P., a Delaware limited Partnership. Boston Capital Associates, a Massachusetts general partnership, whose only two partners are Herbert F. Collins and John P.
Manning, the principals of Boston Capital Partners, Inc., is the sole general partner of the general partner. The limited partner of the general partner is Capital Investment Holdings, a general partnership whose partners are certain officers and employees of Boston Capital
Partners, Inc., and its affiliates. The Assignor Limited Partner is
|BCTC IV Assignor Corp., a Delaware corporation which is wholly-owned by
Herbert F. Collins and John P. Manning.

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

Below is a summary of the BACs sold and total equity raised by series as of
September 30, 2000:

    Series        Closing Date      BACs Sold     Equity Raised
Series 20       June 24, 1994    3,866,700       $38,667,000
Series 21       September 30,    1,892,700       $18,927,000
                1994
Series 22       December 28,     2,564,400       $25,644,000
                1994
Series 23       June 23, 1995    3,336,727       $33,366,000
Series 24       September 22,    2,169,878       $21,697,000
                1995
Series 25       December 29,     3,026,109       $30,248,000
                1995
Series 26       June 25, 1996    3,995,900       $39,959,000
Series 27       September 17,    2,460,700       $24,607,000
                1996
Series 28       January 29,      4,000,738       $39,999,000
                1997
Series 29       June 10, 1997    3,991,800       $39,918,000
Series 30       September 10,    2,651,000       $26,490,750
                1997
Series 21       January 18,      4,417,857       $44,057,750
                1998
Series 32       June 23, 1998    4,754,198       $47,431,000
Series 33       September 21,    2,636,533       $26,362,000
                1998
Series 34       February 11,     3,529,319       $35,273,000
                1999

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       September 30, 2000
                           (Unaudited)

NOTE A - ORGANIZATION (continued)

    Series       Closing Date       BACs Sold     Equity Raised
Series 35       June 28, 1999          3,300,463      $33,004,630
Series 36       September 28,          2,106,837      $21,068,375
                1999
Series 37       January 28,            2,512,500      $25,125,000
                2000
Series 38       July 31, 2000          2,543,100      $25,431,000
Series 39       Selling                  455,000      $ 4,550,000

The Fund is continuing to offer BACs in Series 39 as of the date of this filing.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of September 30, 2000 and for the three and six months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange
Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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





             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       September 30, 2000
                           (Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES (continued)

The amortized cost of securities available for sale as of September 30, 2000 by contractual maturity are as follows:

                       Amortized
                          Cost

Due in one year or     $ 9,725,909
less
Due after one year       5,270,484
Total                  $14,996,393

The fair market value of the securities is $15,826,908. The difference being an unrealized gain on securities available for sale of $830,515, as of September 30, 2000.

Amortization

The Fund began amortizing unallocated and deferred acquisition costs over 330 months as of June 1999. Each Series begins amortizing costs once they have completed investing in operating partnerships. Accumulated amortization of acquisition costs by Series as of September 30, 2000 and 1999 is as follows:

                   2000            1999
Series 20            $  5,358       $  1,786
Series 21               2,931            977
Series 22               9,210          3,070
Series 23               9,369          3,124
Series 24              15,307          5,102
Series 25              15,372          7,609
Series 26              26,043          8,681
Series 27              22,420              -
Series 28               4,951              -
Series 29               4,830              -
Series 30              31,740              -
Series 32              44,713              -
Series 33              40,051              -
Series 34              63,279              -
Series 35             180,626              -
Series 36             120,129              -
Series 37              42,596              -

                    $ 638,925       $ 30,349



             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       September 30, 2000
                           (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited
Partnership,
Boston Capital Services, Inc., and Boston Capital Asset
Management L.P. as
follows:

For the quarter ended September 30, 2000, Boston Capital
Services, Inc.
received $135,910 and $85,130, respectively, for Series 38 and Series 39 as
Dealer-Manager fees for marketing advice and investment banking services performed at the time of the Fund's offering of BACs. Series 20, Series 21,
Series 22, Series 23, Series 24, Series 25, Series 26, Series 27,
Series 28,
Series 29, Series 30, Series 31, Series 32, Series 33, Series 34,
Series 35,
Series 36 and Series 37 completed payment of all Dealer-Manager fees prior to the quarter ended September 30, 2000.

Boston Capital Holdings L.P. is entitled to asset acquisition fees for selecting, evaluating, structuring, negotiating, and closing the Fund's acquisition of interest in the Operating Partnerships. During the quarter ended September 30, 2000, Series 38 and Series 39 paid $604,435 and $386,750, respectively, for acquisition fees to Boston Capital Holdings Limited
Partnership.  Series 20, Series 21, Series 22, Series 23, Series
24, Series
25, Series 26, Series 27, Series 28, Series 29, Series 30, Series
31, Series
32, Series 33, Series 34, Series 35, Series 36 and Series 37 completed payment of all acquisition fees prior to the quarter ended September 30, 2000.

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued or paid to Boston Capital Asset Management L.P.

The fund management fees accrued for the quarters ended September
30, 2000 and
1999 are as follows:

                       2000          1999
 Series 20               $94,811       $94,812
 Series 21                56,460        56,460
 Series 22                63,648        63,648
 Series 23                60,066        60,066
 Series 24                58,338        58,338
 Series 25                68,170        68,169
 Series 26               109,395       106,335
 Series 27                78,801        78,639
 Series 32                82,875             -
 Series 33                42,333             -
 Series 35                54,660             -
 Series 36                13,852             -
 Series 38                13,124             -

                        $796,533      $586,467

             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       September 30, 2000
                           (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the quarters ended September
30, 2000 and 1999 are as follows:

                   2000          1999
Series 28          $  83,502    $  83,502
Series 29             84,495       84,894
Series 30             55,179       56,027
Series 31             98,676       92,873
Series 32                  -       85,067
Series 33                  -       28,532
Series 34             73,155       67,655
Series 35             41,253       41,253
Series 36             26,337            -
Series 37             31,407            -
Series 38             10,596            -

                   $ 504,600    $ 539,803


NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2000 and 1999 the Fund has limited partnership interests in
368 and 342 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at September 30, 2000 and 1999 is as follows:

                   2000          1999
Series 20      24            24
Series 21      14            14
Series 22      29            29
Series 23      22            22
Series 24      24            24
Series 25      22            22
Series 26      45            45
Series 27      16            15
Series 28      26            26
Series 29      22            22
Series 30      20            20
Series 31      27            26
Series 32      16            16
Series 33      10            9
Series 34      14            13



             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       September 30, 2000
                           (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

                       2000        1999
Series 35                    10          10
Series 36                    11           5
Series 37                     5           -
Series 38                     8           -
Series 39                     3           -
                            368         342

Under the terms of the Fund's investment in each Operating
Partnership, the
Fund is required to make capital contributions to the Operating
Partnerships.
These contributions are payable in installments over several years upon each
Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at September 30, 2000 and 1999 are as follows:

                  2000          1999
Series 20       $   388,026   $   388,026
Series 21           683,688       709,193
Series 22           538,769       548,232
Series 23           458,632       487,851
Series 24         1,214,204     1,269,494
Series 25         2,384,755     2,673,557
Series 26         2,527,938     3,941,356
Series 27           514,918     1,685,263
Series 28         2,463,113     3,844,828
Series 29         1,410,987     3,744,337
Series 30         2,249,961     4,119,032
Series 31         1,633,203     6,316,211
Series 32         3,495,858     7,959,703
Series 33         2,932,896     3,856,254
Series 34         3,293,777    11,247,855
Series 35         2,595,358    15,452,879
Series 36         2,600,709     4,749,988
Series 37         5,941,684             -
Series 38         7,368,505             -
Series 39         6,500,884             -
                $51,197,865   $72,994,059





             Boston Capital Tax Credit Fund IV L.P.
            NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       September 30, 2000
                           (Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating
Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the
Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2000.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

          COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Six months ended June 30,
                           (Unaudited)

                            Series 20

                                      2000                1999

Revenues
   Rental                             $  4,328,267       $  4,223,358
   Interest and other                      238,506            233,146

                                         4,566,773          4,456,504

Expenses
   Interest                              1,509,732          1,593,679
   Depreciation and                      1,477,846          1,518,784
amortization
   Operating expenses                    2,519,126          2,178,293
                                         5,506,704          5,290,756

NET LOSS                              $  (939,931)       $  (834,252)

Net loss allocation to
Boston
   Capital Tax Credit Fund            $  (915,917)       $  (814,333)
   IV L.P.

Net loss allocated to other
   partners                           $    (9,399)       $    (8,343)

Net loss suspended                    $   (14,615)       $   (11,576)

The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnerships results of operations and for any distributions received or accrued. However, the
Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.
             Boston Capital Tax Credit Fund IV L.P.

                  NOTES TO FINANCIAL STATEMENTS
                       September 30, 2000
                           (Unaudited)

   NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

          COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Six months ended June 30,
                           (Unaudited)

                            Series 21

                                      2000                1999

Revenues
   Rental                             $  2,490,223       $  2,423,552
   Interest and other                       60,444            102,705

                                         2,550,667          2,526,257

Expenses
   Interest                                938,616            955,836
   Depreciation and                        592,248            620,912
amortization
   Operating expenses                    1,511,465          1,523,247
                                         3,042,329          3,099,995

NET LOSS                              $  (491,662)       $  (573,738)

Net loss allocation to
Boston
   Capital Tax Credit Fund            $  (486,745)       $  (568,000)
   IV L.P.


Net loss allocated to other
   Partners                           $    (4,917)       $    (5,738)















             Boston Capital Tax Credit Fund IV L.P.

                  NOTES TO FINANCIAL STATEMENTS
                       September 30, 2000
                           (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

          COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Six months ended June 30,
                           (Unaudited)

                            Series 22

                                      2000                1999

Revenues
   Rental                             $  2,384,013       $  2,346,073
   Interest and other                      121,065            129,614

                                         2,505,078          2,475,687

Expenses
   Interest                                670,911            668,792
   Depreciation and                        916,440            911,712
amortization
   Operating expenses                    1,590,514          1,346,424
                                         3,177,865          2,926,928

NET LOSS                              $  (672,787)       $  (451,241)

Net loss allocation to
Boston
   Capital Tax Credit Fund            $  (666,060)      $   (446,727)
   IV L.P.


Net loss allocated to other
   Partners                           $    (6,727)      $     (4,514)















             Boston Capital Tax Credit Fund IV L.P.

                  NOTES TO FINANCIAL STATEMENTS
                       September 30, 2000
                           (Unaudited)

   NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

          COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Six months ended June 30,
                           (Unaudited)

                            Series 23

                                      2000                1999

Revenues
   Rental                             $  2,722,948       $  2,683,177
   Interest and other                      126,555            153,823

                                         2,849,503          2,837,000

Expenses
   Interest                                880,494            886,028
   Depreciation and                        929,560            930,909
amortization
   Operating expenses                    1,633,082          1,557,947
                                         3,443,136          3,374,884

NET LOSS                              $  (593,633)       $  (537,884)

Net loss allocation to
Boston
   Capital Tax Credit Fund            $  (587,697)       $  (532,506)
   IV L.P.


Net loss allocated to other
   Partners                           $    (5,936)       $    (5,378)















             Boston Capital Tax Credit Fund III L.P.

                  NOTES TO FINANCIAL STATEMENTS
                       September 30, 2000
                           (Unaudited)

   NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

          COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Six months ended June 30,
                           (Unaudited)

                            Series 24

                                      2000                1999

Revenues
   Rental                             $  2,597,125       $  2,559,273
   Interest and other                       63,010             69,977

                                         2,660,135          2,629,250

Expenses
   Interest                                904,759            929,701
   Depreciation and                        941,994            983,778
amortization
   Operating expenses                    1,523,695          1,467,383
                                         3,370,448          3,380,862

NET LOSS                              $  (710,313)       $  (751,612)

Net loss allocation to
Boston
   Capital Tax Credit Fund            $  (703,210)       $  (744,096)
   IV L.P.


Net loss allocated to other
   Partners                           $    (7,103)       $    (7,516)















             Boston Capital Tax Credit Fund III L.P.

                  NOTES TO FINANCIAL STATEMENTS
                       September 30, 2000
                           (Unaudited)

   NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

          COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Six months ended June 30,
                           (Unaudited)

                            Series 25

                                      2000                1999

Revenues
   Rental                             $  3,631,993       $  3,513,880
   Interest and other                       99,903             57,758

                                         3,731,896          3,571,638

Expenses
   Interest                              1,124,804          1,128,425
   Depreciation and                      1,046,345          1,038,308
amortization
   Operating expenses                    2,359,114          2,279,049
                                         4,530,263          4,445,782

NET LOSS                              $  (798,367)       $  (874,144)

Net loss allocation to
Boston
   Capital Tax Credit Fund            $  (715,369)       $  (865,403)
   IV L.P.


Net loss allocated to other
   Partners                           $    (7,984)       $    (8,741)

Net loss suspended                    $   (75,014)       $          -




The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnerships results of operations and for any distributions received or accrued. However, the
Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.


             Boston Capital Tax Credit Fund III L.P.

                  NOTES TO FINANCIAL STATEMENTS
                       September 30, 2000
                           (Unaudited)

   NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

          COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Six months ended June 30,
                           (Unaudited)

                            Series 26

                                      2000                1999

Revenues
   Rental                             $  4,331,411       $  4,020,274
   Interest and other                      175,450            107,258

                                         4,506,861          4,127,532

Expenses
   Interest                              1,050,955          1,037,440
   Depreciation and                      1,430,418          1,374,028
amortization
   Operating expenses                    2,560,901          2,154,556
                                         5,042,274          4,566,024

NET LOSS                              $  (535,413)       $  (438,492)

Net loss allocation to
Boston
   Capital Tax Credit Fund            $  (530,058)       $  (434,107)
   IV L.P.


Net loss allocated to other
   Partners                           $    (5,355)       $    (4,385)















             Boston Capital Tax Credit Fund IV L.P.

                  NOTES TO FINANCIAL STATEMENTS
                       September 30, 2000
                           (Unaudited)

   NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

          COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Six months ended June 30,
                           (Unaudited)

                            Series 27

                                      2000                1999

Revenues
   Rental                             $  4,067,240       $  3,059,241
   Interest and other                      127,990             83,002

                                         4,195,230          3,142,243

Expenses
   Interest                              1,574,413          1,304,375
   Depreciation and                      1,177,082            867,724
amortization
   Operating expenses                    1,898,359          1,432,433
                                         4,649,854          3,604,532

NET LOSS                              $  (454,624)       $  (462,289)

Net loss allocation to
Boston
   Capital Tax Credit Fund            $  (450,079)       $  (457,666)
   IV L.P.


Net loss allocated to other
   Partners                           $    (4,545)       $    (4,623)















             Boston Capital Tax Credit Fund IV L.P.

                  NOTES TO FINANCIAL STATEMENTS
                       September 30, 2000
                           (Unaudited)

   NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

          COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Six months ended June 30,
                           (Unaudited)

                            Series 28

                                      2000                1999

Revenues
   Rental                             $  2,790,619       $  1,920,688
   Interest and other                       80,868             51,056

                                         2,871,487          1,971,744

Expenses
   Interest                                819,054            593,414
   Depreciation and                      1,100,088            684,296
amortization
   Operating expenses                    1,629,364          1,171,882
                                         3,548,506          2,449,592

NET LOSS                              $  (677,019)       $  (477,848)

Net loss allocation to
Boston
   Capital Tax Credit Fund            $  (670,249)       $  (473,070)
   IV L.P.


Net loss allocated to other
   Partners                           $    (6,770)       $    (4,778)















             Boston Capital Tax Credit Fund IV L.P.

                  NOTES TO FINANCIAL STATEMENTS
                       September 30, 2000
                           (Unaudited)

   NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

          COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Six months ended June 30,
                           (Unaudited)

                            Series 29

                                      2000                1999

Revenues
   Rental                             $  3,247,636       $  2,013,532
   Interest and other                      163,583             78,679

                                         3,411,219          2,092,211

Expenses
   Interest                              1,021,279            714,512
   Depreciation and                      1,115,038            808,306
amortization
   Operating expenses                    1,894,848          1,221,547
                                         4,031,165          2,744,365

NET LOSS                              $  (619,946)       $  (652,154)

Net loss allocation to
Boston
   Capital Tax Credit Fund            $  (613,746)       $  (645,632)
   IV L.P.


Net loss allocated to other
   Partners                           $    (6,200)       $    (6,522)















             Boston Capital Tax Credit Fund IV L.P.

                  NOTES TO FINANCIAL STATEMENTS
                       September 30, 2000
                           (Unaudited)

   NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

          COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Six months ended June 30,
                           (Unaudited)

                            Series 30

                                      2000                1999

Revenues
   Rental                             $  1,952,042       $    993,593
   Interest and other                       58,224             73,440

                                         2,010,266          1,067,033

Expenses
   Interest                                588,033            208,087
   Depreciation and                        592,021            251,909
amortization
   Operating expenses                    1,193,052            690,651
                                         2,373,106          1,150,647

NET LOSS                              $  (362,840)       $   (83,614)

Net loss allocation to
Boston
   Capital Tax Credit Fund            $  (359,212)       $   (82,778)
   IV L.P.


Net loss allocated to other
   Partners                           $    (3,628)       $      (836)















             Boston Capital Tax Credit Fund IV L.P.

                  NOTES TO FINANCIAL STATEMENTS
                       September 30, 2000
                           (Unaudited)

   NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

          COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Six months ended June 30,
                           (Unaudited)

                            Series 31

                                      2000                1999

Revenues
   Rental                             $  4,372,741       $  2,514,282
   Interest and other                      157,988            109,949

                                         4,530,729          2,624,231

Expenses
   Interest                              1,355,819          1,077,735
   Depreciation and                      1,449,992            802,372
amortization
   Operating expenses                    2,526,033          1,738,703
                                         5,331,844          3,618,810

NET LOSS                              $  (801,115)       $  (994,579)

Net loss allocation to
Boston
   Capital Tax Credit Fund            $  (793,104)       $  (984,633)
   IV L.P.


Net loss allocated to other
   Partners                           $    (8,011)       $    (9,946)















             Boston Capital Tax Credit Fund IV L.P.

                  NOTES TO FINANCIAL STATEMENTS
                       September 30, 2000
                           (Unaudited)

   NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

          COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Six months ended June 30,
                           (Unaudited)

                            Series 32

                                      2000                1999

Revenues
   Rental                             $  1,984,635       $    884,712
   Interest and other                      111,430             46,811

                                         2,096,065            931,523

Expenses
   Interest                                690,779            227,296
   Depreciation and                        642,485            249,851
amortization
   Operating expenses                    1,148,719            388,554
                                         2,481,983            865,701

NET LOSS                              $  (385,918)       $     65,822

Net loss allocation to
Boston
   Capital Tax Credit Fund            $  (382,059)       $     65,164
   IV L.P.


Net loss allocated to other
   Partners                           $    (3,859)       $        658
















             Boston Capital Tax Credit Fund IV L.P.

                  NOTES TO FINANCIAL STATEMENTS
                       September 30, 2000
                           (Unaudited)

   NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

          COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Six months ended June 30,
                           (Unaudited)

                            Series 33

                                      2000                1999

Revenues
   Rental                             $  1,013,424       $    988,661
   Interest and other                       28,976            103,174

                                         1,042,400          1,091,835

Expenses
   Interest                                400,084            344,169
   Depreciation and                        229,125            285,497
amortization
   Operating expenses                      558,496            327,310
                                         1,187,705            956,976

NET LOSS                              $  (145,305)       $    134,859

Net loss allocation to
Boston
   Capital Tax Credit Fund            $  (143,852)       $    133,510
   IV L.P.


Net loss allocated to other
   Partners                           $    (1,453)       $      1,349















             Boston Capital Tax Credit Fund IV L.P.

                  NOTES TO FINANCIAL STATEMENTS
                       September 30, 2000
                           (Unaudited)

   NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

          COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Six months ended June 30,
                           (Unaudited)

                            Series 34

                                      2000                1999

Revenues
   Rental                             $  1,921,102       $     67,418
   Interest and other                       75,095              1,325

                                         1,996,197             68,743

Expenses
   Interest                                663,197             22,334
   Depreciation and                        438,615             26,752
amortization
   Operating expenses                    1,020,633             40,200
                                         2,122,445             89,286

NET LOSS                              $  (126,248)       $   (20,543)

Net loss allocation to
Boston
   Capital Tax Credit Fund            $  (124,985)       $   (20,338)
   IV L.P.


Net loss allocated to other
   Partners                           $    (1,263)       $      (205)















             Boston Capital Tax Credit Fund IV L.P.

                  NOTES TO FINANCIAL STATEMENTS
                       September 30, 2000
                           (Unaudited)

   NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

          COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Six months ended June 30,
                           (Unaudited)


                                   Series 35*          Series 36*
                                      2000                1999

Revenues
   Rental                             $    315,403       $  1,027,722
   Interest and other                       97,315             55,647

                                           412,718          1,083,369

Expenses
   Interest                                192,508            402,480
   Depreciation and                        132,586            160,183
amortization
   Operating expenses                      324,208            546,544
                                           649,302          1,109,207

NET LOSS                              $  (236,584)       $   (25,838)

Net loss allocation to
Boston
   Capital Tax Credit Fund            $  (234,218)       $   (25,579)
   IV L.P.


Net loss allocated to other
   Partners                           $    (2,366)       $      (259)


*The Operating Partnerships in Series 35 and 36 did not commence operations until after June 30, 1999, therefore, they do not have comparative information to report.

**The Operating Partnerships in Series 37, 38 and 39 did not commence operations until after June 30, 2000, therefore, they do not have current or comparative information to report.







            NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       September 30, 2000
                           (Unaudited)


NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS-CONTINUED

When comparing the results of operations from the Operating Partnerships for the six months ended June 30, 2000 and 1999 numerous variances, some material in nature, exist. The variances are the result of a number of factors including an increase in the number of Operating Partnerships owned, an increase in the number which have completed construction, and an increase in the number which have completed the lease-up phase.

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



























Item 2.   Management's Discussions and Analysis of Financial
Condition and

Results of Operations

Liquidity

The Fund's primary source of funds is the proceeds of its Public
Offering.
Other sources of liquidity will include (i) interest earned on capital contributions held pending investment and on working capital (ii) cash distributions from operations of the Operating Partnerships in which the
Fund has and will invest and (iii) a line of credit. The Fund does not nticipate significant cash distributions from operations of the Operating
Partnerships.

The Fund has entered into a line of credit financing agreement with Fleet
National Bank whereby the Fund can borrow up to $5 million for up to 90 days to meet short-term cash needs required for the investment in certain Operating
Partnerships. Under the terms of the agreement, the Fund pledges their interest in a particular Operating Partnership in order to draw funds from the line. The repayment of any draws is anticipated to be made once the Fund has received sufficient Investor proceeds. Repayments on the line are tied to specific Operating Partnerships, which are then released as collateral by the bank. As of September 30, 2000 $4,306,159 had been drawn from the line of credit. It is anticipated that the full amount will be repaid by November 30, 2000.

The Fund is currently accruing the fund management fee for Series
20, Series
21, Series 22, Series 23, Series 24, Series 25, Series 26, Series
27, Series
32, and Series 33. The fund is also accruing a portion of the fund management fee for Series 35, Series 36, Series 37 and Series 38. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Fund receives sales or refinancing proceeds from Operating partnerships which will be used to satisfy such liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund. The Fund is currently unaware if any trends which would create insufficient liquidity to meet future third party obligations.

Capital Resources

The Fund offered BACs in a Public Offering declared effective by the
Securities and Exchange Commission on December 16, 1993.  The
Fund received
$38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000,
$30,248,000,
$39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750,
$44,057,750,
$47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375,
$25,125,000,
$25,431,000, and $4,550,000, representing 3,866,700, 1,892,700,
2,564,400,
3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738,
3,991,800,
2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463,
2,106,837,
2,512,500, 2,543,100, and 455,000. BACs from investors admitted as BAC
Holders in Series 20, Series 21, Series 22, Series 23, Series 24,
Series 25,
Series 26, Series 27, Series 28, Series 29, Series 30, Series 31,
Series 32,
Series 33, Series 34, Series 35, Series 36, Series 37, Series 38 and Series
39, respectively.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $28,614,472.

During the quarter ended September 30, 2000, Series 20 did not record any releases of capital contributions. Series 20 has outstanding contributions payable in the amount of $388,026 as of September 30, 2000. Of the amount outstanding, $222,120 has been advanced to the Operating Partnerships. The advance will be converted to capital and the remaining contributions of
$165,906 will be released from available net offering proceeds when the
Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 21

The Fund commenced offering BACs in Series 21 on July 1, 1994. Offers and sales of BACs in Series 21 were completed on December 31, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,730.

During the quarter ended September 30, 2000, Series 21 did not record any releases of capital contributions. Series 21 has outstanding contributions payable in the amount of $683,688 as of September 30, 2000. Of the amount outstanding, $641,540 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $42,148 will be released from available net offering proceeds when the Operating
Partnerships have achieved the conditions set forth in their partnership agreements.

Series 22

The Fund commenced offering BACs in Series 22 on October 10, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748.

During the quarter ended September 30, 2000, Series 22 did not record any releases of capital contributions. Series 22 has outstanding contributions payable in the amount of $538,769 as of September 30, 2000. Of the amount outstanding, $450,981 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $87,788 will be released from available net offering proceeds when the Operating
Partnerships have achieved the conditions set forth in their partnership agreements.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on September 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278.

During the quarter ended September 30, 2000, Series 23 did not record any releases of capital contributions. Series 23 has outstanding contributions payable of $458,632 as of September 30, 2000, all of which has previously been advanced or loaned to the Operating Partnerships. The advances and loans will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,980,237.

During the quarter ended September 30, 2000, Series 24 did not record any releases of capital contributions. Series 24 has outstanding contributions payable in the amount of $1,214,204 as of September 30, 2000.
Of the amount outstanding, $1,079,474 has been advanced or loaned to the Operating
Partnerships. The advances and loans will be converted to capital and the remaining contributions of $134,730 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 25

The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,449,722.

During the quarter ended September 30, 2000, Series 25 recorded capital contribution releases of $49,041. Series 25 has outstanding contributions payable in the amount of $2,384,755 as of September 30, 2000.
Of the amount
outstanding, $1,671,965 has been advanced or loaned to some of the Operating
Partnerships. In addition, $20,000 has been funded into and escrow account on behalf of one of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $712,790, will be released from the escrow account and available net offering proceeds, when the
Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 25, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,390,862.

During the quarter ended September 30, 2000, Series 26 recorded capital contribution releases of $160,328. Series 26 has outstanding contributions payable in the amount of $2,527,938 as of September 30, 2000. Of the amount outstanding, $2,053,953 has been advanced or loaned to some of the Operating
Partnerships. In addition, $338,855 has been funded into escrow accounts on behalf of other Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $473,985, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their
Partnership agreements.



Series 27

The Fund commenced offering BACs in Series 27 on June 24, 1996. Offers and sales of BACs in Series 27 were completed on September 17, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,901,046.

During the quarter ended September 30, 2000, Series 27 recorded capital contribution releases of $540,229. Series 27 has outstanding contributions payable in the amount of $514,918 as of September 30, 2000. Of the amount outstanding, $6,500 has been advanced to the Operating Partnerships. The advances will be converted to capital and the remaining contributions of
$508,418 will be released from available net offering proceeds when the
Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 28

The Fund commenced offering BACs in Series 28 on September
30,1996.  Offers
and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,261,233.

During the quarter ended September 30, 2000, Series 28 did not record any releases of capital contributions. Series 28 has outstanding contributions payable in the amount of $2,463,113 as of September 30, 2000. Of the amount outstanding, $1,477,759 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $985,354 will be released from available net offering proceeds when the Operating
Partnerships have achieved the conditions set forth in their partnership agreements.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877.

During the quarter ended September 30, 2000, Series 29 recorded capital contribution releases of $595,893. Series 29 has outstanding contributions payable in the amount of $1,410,987 as of September 30, 2000. Of the amount outstanding, $835,878 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of
$575,109 will be released from available net offering proceeds when the
Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 30

The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,530,111.
During the quarter ended September 30, 2000, Series 30 recorded capital contribution releases of $206,219. Series 30 has outstanding contributions payable in the amount of $2,249,961 as of September 30, 2000.
Of the amount
outstanding, $425,046 has been advanced or loaned to the Operating
Partnerships. In addition, $343,443 has been funded into escrow accounts on behalf of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $1,824,915, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100.

During the quarter ended September 30, 2000, Series 31 recorded capital contribution releases of $426,979. Series 31 has outstanding contributions payable in the amount of $1,633,203 as of September 30, 2000. Of the amount outstanding, $655,675 has been advanced or loaned to some of the Operating
Partnerships. In addition, $25,000 has been funded into an escrow account on behalf of one of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $977,528, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

During the quarter ended September 30, 2000, Series 32 recorded capital contribution releases of $544,181. Series 32 has outstanding contributions payable in the amount of $3,495,858 as of September 30, 2000. Of the amount outstanding, $144,825 has been loaned the Operating Partnerships. In addition, $883,418 has been funded into escrow accounts on behalf of other
Operating Partnerships. The loans will be converted to capital and the remaining contributions of $3,351,033, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,591,285.

During the quarter ended September 30, 2000, Series 33 recorded capital contribution releases of $274,903. Series 33 has outstanding contributions payable in the amount of $2,932,896 as of September 30, 2000. Of the amount outstanding, $154,400 has been loaned to the Operating Partnerships. In addition, $126,295 has been funded into an escrow account on behalf of other
Operating Partnerships. The loans will be converted to capital and the remaining contributions of $2,778,496, will be released from the escrow account and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 34

The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $25,640,408.

During the quarter ended September 30, 2000, Series 34 recorded capital
contribution releases of $1,154,357.  Series 34 has outstanding contributions
payable the Operating Partnerships in the amount of  $3,293,777 as of
September 30, 2000. Of the amount outstanding, $1,526,874 has been loaned or advanced to some of the Operating Partnerships. In addition, $12,265 has been funded into escrow accounts on behalf of other Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $1,766,903, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 25, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $22,661,750.

During the quarter ended September 30, 2000, Series 35 recorded capital contribution releases of $1,109,966. Series 35 has outstanding contributions payable in the amount of $2,595,358 as of September 30, 2000. Of the amount outstanding, $817,708 has been loaned to one of the Operating Partnerships.
In addition, $10,855 has been funded into escrow accounts on behalf of other
Operating Partnerships. The loans will be converted to capital and the remaining contributions of $1,777,650, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.


Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,273,148.

During the quarter ended September 30, 2000, Series 36 recorded capital contribution releases of $2,025,658. Series 36 has outstanding contributions payable to in the amount of $2,600,709 as of September 30, 2000. Of the amount outstanding, $1,072,416 has been loaned or advanced to some of the
Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $1,528,293, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 5 Operating Partnerships in the amount of $17,296,636.

During the quarter ended September 30, 2000, Series 37 recorded capital contribution releases of $3,976,210. Series 37 has outstanding contributions payable in the amount of $5,941,684 as of September 30, 2000. Of the amount outstanding, $235,937 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $5,705,747, will be released from available net offering proceeds, when the Operating
Partnerships have achieved the conditions set forth in their partnership agreements.

Series 38

The Fund commenced offering BACs in Series 38 on February 1, 2000. Offers and sales of BACs in Series 38 were completed on July 31, 2000. The fund has committed proceeds to pay initial and additional installments of capital contributions to 6 Operating Partnerships in the amount of $11,677,353.

During the quarter ended September 30, 2000, Series 38 recorded capital contribution releases of $9,288,827. Series 38 has outstanding contributions payable in the amount of $7,368,505 as of September 30, 2000. Of the amount outstanding, $1,494,767 has been funded into an escrow account on behalf of an Operating Partnership. The remaining contributions will be released from the escrow account and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 39

The fund commenced offering BACs in Series 39 on August 1, 2000.
As of
September 30, 2000, the Fund is continuing to offer additional
BACs in Series
39. The Fund has committed proceeds to pay initial installments of capital contributions to 3 Operating Partnerships in the amount of $11,935,182.

During the quarter ended September 30, 2000, Series 39 recorded capital contribution releases of $5,434,298. Of the total released $4,306,159 was financed from the line of credit agreement with Fleet Bank. Series 39 has outstanding contributions payable in the amount of $6,500,884 as of September
30,2000.

The remaining contributions will be released from available net offering proceeds and collections of additional net offering proceeds, when the
Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Line of Credit

The Fund has entered into a line of credit financing agreement with Fleet
National Bank whereby the Fund can borrow up to $5 million for up to 90 days to meet short-term cash needs required for the investment in certain Operating
Partnerships. Under the terms of the agreement, the Fund pledges their interest in a particular Operating Partnership in order to draw funds from the line. The repayment of any draws is anticipated to be made once the Fund has received sufficient Investor proceeds. Repayments on the line are tied to specific Operating Partnerships, which are then released as collateral by the bank. As of September 30, 2000 $4,306,159 had been drawn from the line of credit. It is anticipated the full amount will be repaid by November 30, 2000.

Results of Operations

As of September 30, 2000 and 1999 the Fund held limited partnership interests in 368 and 342 Operating Partnerships, respectively. In each instance the
Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment
Complex which initially complied with the Minimum Set-Aside Test
(i.e.,
occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the
Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Fund's results of operations for future periods will vary significantly from those for the period ended September 30, 2000 as Series 32, Series 34,
Series 35, Series 37, Series 38 and Series 39 continue to use the funds raised to invest in partnership interests of additional Operating
Partnerships, and
the Fund continues to offer BACs in Series 39.

The Fund incurred a fund management fee to Boston Capital Asset
Management
Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating
Partnerships. The fund management fees incurred for the quarter ended
September 30, 2000 for Series 20, Series 21, Series 22, Series
23, Series 24,
Series 25, Series 26, Series 27, Series 28, Series 29, Series 30,
Series
31, Series 32, Series 33, Series 34, Series 35, Series 36, Series
37 and
Series 38 were $73,214, $54,460, $61,336, $60,066, $58,338,
$64,969, $87,243,
$64,601, $83,529, $73,895, $50,479, $86,876, $75,375, $42,333,
$73,155,
$49,660, $40,189, $26,697, and $23,720, respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal
Housing Tax Credits for allocation to its partners and BAC holders.

Series 20

As of September 30, 2000 and 1999 the average Qualified Occupancy for the series was 100%. The series had a total of 24 properties at September 30, 2000, all of which were at 100% Qualified
Occupancy.

For the six months being reported Series 20 reflects a net loss from
Operating Partnerships of $939,931. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$537,915. This is an interim period estimate; it is not indicative of the final year end results.

The Operating General Partner, Investment Limited Partner and the management company are working diligently to maintain a strong occupancy at Breeze Cove Limited Partnership (Breeze Cove Apartments). The average occupancy during the first nine months of 2000 was 90%. The Operating General Partner continues to encourage the management company to reduce operating expenses to establish a stable operating history so that a debt restructuring will be possible in the future. To decrease unit turnover and the resulting expenses, the new management company is being more selective with tenant applications. In addition, the Operating General Partner and Investment Limited Partner have funded operating deficits as needed.

East Douglas Apartments Limited Partnership (East Douglas Apartments) average occupancy for the nine months ended September 30, 2000 was 92%. The property's decreasing occupancy has increased the accounts payable balance and the property has required operating deficit funding from the Investment General Partner. There was a Form 8823, Low Income Housing Credit Agencies Report of Noncompliance, filed against the property in 1999. While the files are presently in good condition, there were a number of compliance issues that occurred during the initial occupancy of the building. The non-compliance items are being researched and the management agent is presently working with the state agency to rectify the situation.

Parkside Housing Limited Partnership (Parkside Apartments) operated with a net loss during 1999 primarily as a result of capital improvements that were made during the year. None of the capital expenditures for 1999 were reimbursed from the replacement reserve account, but were instead funded through operations. However, a request to withdraw funds from the replacement reserve was granted during the first quarter of 2000, and a deposit has since been made into the operating account. These funds should alleviate some of the outstanding payables. Since the reserves are under-funded due to low occupancy in previous years, the approved withdrawal was minimal. As a result of increased marketing efforts, physical occupancy for 1999 averaged 91.2% and continues its upward trend as evidenced with a strong 99% average for the first eight months of 2000.





Series 21

As of the September 30, 2000 and 1999 the average Qualified
Occupancy for the
series was 99.6% and 99.1%, respectively. The series had a total of 14 properties at September 30, 2000. Out of the total 12 were at 100% Qualified
Occupancy.

For the six months being reported Series 21 reflects a net loss from
Operating Partnerships of $491,663. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$100,586. This is an interim period estimate; it is not indicative of the final year end results.

Atlantic City Housing Urban Renewal Associates L.P. reported a net loss net of depreciation, which is a non-cash item, for the year ended December 31, 1999 of approximately $185,000. The property's operations were impacted by high costs for security and maintenance, while the Section 8 Rental Assistance
Contract had only seen small incremental increases over the past few years.
The Operating General Partner funded most of the deficits, though outstanding payables remained high. The Operating General Partner is committed to seeing through the problems by continuing to fund deficits as needed. A new management company was contracted on June 1, 2000 and has kept the site staff in place. This local company is in a good position to add value by providing better site supervision, better vendor relations and discounted bulk purchasing of services and supplies. In addition, most of the expense reduction has come from the security line item. The new management company has contracted with a new security company that will commence on December 1, 2000.
The monthly cost associated with this change will be a significant savings to the project. They are also presently researching the cost of security equipment such as monitors and cameras. The Investment General Partner is monitoring the situation closely through quarterly inspections and is working with the Operating General Partner on curing the operational issues. Atlantic
City Housing Urban Renewal Associates LP will continue to show deficits for the foreseeable future. Occupancy declined slightly during the third quarter of the year as a result of numerous evictions. The new management company is aggressive with trying to maintain a safe place for the residents. The property has a project based Section 8 HAP contract, which protects it from much of the market rate competition. Applicants come from an ample Housing
Authority waiting list. However, the investment will remain viable only so long as the Operating General Partner is willing an able to continue to fund operating deficits.

Series 22

As of September 30, 2000 and 1999 the average Qualified Occupancy for the series was 100%. The series had a total of 29 properties at June
30, 2000,
all of which were at 100% Qualified Occupancy.

For the six months being reported Series 22 reflects a net loss from
Operating Partnerships of $672,787. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$243,653. This is an interim period estimate; it is not indicative of the final year end results.



Series 23

As of September 30, 2000 and 1999 the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at September 30, 2000, all of which were at 100% Qualified
Occupancy.

For the six months being reported Series 23 reflects a net loss from
Operating Partnerships of $593,633. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a positive operations of $335,927. This is an interim period estimate; it is not indicative of the final year end results.

Series 24

As of September 30, 2000 and 1999 the average Qualified Occupancy for the series was 99.9 % and 99.8%, respectively. The series had a total of 24 properties at September 30, 2000. Out of the total 23 were at 100% Qualified
Occupancy.

For the six months being reported Series 24 reflects a net loss from
Operating Partnerships of $710,313. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$231,681. This is an interim period estimate; it is not indicative of the final year end results.

Los Lunas Apartments Limited (Hillridge Apartments) suffered from decreased occupancy during 1999 and, as a result operated below break-even. Due to negative cash flow, debt service payments fell behind and the New Mexico
Mortgage Finance Authority issued a notice of default to the Operating General
Partner for non-payment of the debt service. Due to the mortgage default, the
Investment Limited Partner removed the Operating General Partner, however, the
Operating General Partner was allowed to remain in control of property management. During a February 2000 meeting with the Investment Limited
Partner and the New Mexico Mortgage Finance Authority, the former
Operating
General Partner was able to cure the mortgage default. However a Stipulated
Order was simultaneously filed with the court allowing for management agreement to be terminated if certain conditions, including a prompt payment of the monthly mortgage obligation were not met. The June mortgage payment is delinquent. As a result of the mortgage delinquency, the Investment Limited
Partner removed the former Operating General Partner as management agent and appointed a third-party management agent. Several days after the appointment of the third-party manager, the former Operating General Partner filed a
Temporary Restraining Order against the newly appointed management company and the Investment Limited Partner. A hearing regarding the temporary restraining order was conducted on July 14, 2000 and the restraining order was lifted.
Due to the continued mortgage delinquency, on July 21, 2000 the mortgage lender filed a motion to place the property in receivership. The motion was granted and Monarch Properties was appointed as the new managing agent. The
Investment Limited Partner is working with Monarch Properties to stabilize operations and with the lender to restructure the debt.

Series 25

As of September 30, 2000 and 1999 the average Qualified Occupancy for the series was 99.8%. The series had a total of 22 properties at September 30, 2000. Out of the total 21 were at 100% Qualified
Occupancy.

For the six months being reported Series 25 reflects a net loss from
Operating Partnerships of $798,367. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a positive operations of $247,978. This is an interim period estimate; it is not indicative of the final year end results.

Series 26

As of September 30, 2000 and 1999 the average Qualified Occupancy for the
series was 100% and 98.4%, respectively. The series had a total of 45
properties at September 30, 2000, all of which were at  100%
Qualified
Occupancy.

For the six months being reported Series 26 reflects a net loss from
Operating Partnerships of $535,413. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$895,005. This is an interim period estimate; it is not indicative of the final year end results.

On October 18, 2000, A.V.A. Limited Partnership (Hanover Apartments), a property consisting of five buildings and forty units, sustained major fire damage. Due to the fire damage one building containing eight units is currently uninhabitable. There were no serious injuries reported to the tenants. The fire is being fully investigated and bids have been submitted to contractors to rehab the building. The property is covered by both fire insurance, which should cover repair cost, and lost rental income insurance.

Series 27

As of September 30, 2000 and 1999 the average Qualified Occupancy for the series was 99.9% and 98.1%, respectively. The series had a total of 16 properties at September 30, 2000. Out of the total 15 were at 100% Qualified
Occupancy and 1 was in active lease-up.

For the six months being reported Series 27 reflects a net loss from
Operating Partnerships of $454,624. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$722,458. This is an interim period estimate; it is not indicative of the final year end results.

Centrum-Fairfax II Limited Partnership's (Forest Glen at Sulley Station Phase II) low occupancy during the first nine months of
2000 has resulted in continued negative cash flow.    The average
physical occupancy increased from 76% in the second quarter of 2000 to 85% in the third quarter of 2000. As of September 30, 2000 the occupancy was at 88% and qualified occupancy was at 98%. Centrum Management LLC, an affiliate of the Operating General Partner, and the management agent continues to use various marketing and sales initiatives to increase the occupancy. Centrum Management LLC expects to have the project tax credit qualified by the end of 2000.

Series 28

As of September 30, 2000 and 1999 the average Qualified Occupancy for the series was 100% and 96.8%, respectively. The series had a total of 26 properties at September 30, 2000, all of which were at 100%
Qualified
Occupancy.

For the six months being reported Series 28 reflects a net loss from
Operating Partnerships of $677,019. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$423,069. This is an interim period estimate; it is not indicative of the final year end results.

Series 29

As of September 30, 2000 and 1999 the average Qualified Occupancy for the
Series was 99.9% and 93.9%, respectively. The series had a total of 22 properties at September 30, 2000. Out of the total 21 were at 100% Qualified
Occupancy.

For the six months being reported Series 29 reflects a net loss from
Operating Partnerships of $619,946. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$495,092. This is an interim period estimate; it is not indicative of the final year end results.

Series 30

As of September 30, 2000 and 1999 the average Qualified Occupancy for the series was 100% and 92.3%, respectively. The series had a total of 20 properties at September 30, 2000, all of which were at 100%
Qualified
Occupancy.

For the six months being reported Series 30 reflects a net loss from
Operating Partnerships of $362,840. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$229,181. This is an interim period estimate; it is not indicative of the final year end results.

Series 31

As of September 30, 2000 and 1999 the average Qualified Occupancy for the series was 100% and 96.0%, respectively. The series had a total of 27 properties at September 30, 2000, all of which were at 100%
Qualified
Occupancy.

For the six months being reported Series 31 reflects a net loss from
Operating Partnerships of $801,115. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a positive operations of
$648,877. This is an interim period estimate; it is not indicative of the final year end results.

Series 32

As of September 30, 2000 and 1999, the average Qualified
Occupancy for the
series was 100% and 76.6%, respectively. The series had a total of 16 properties at September 30, 2000. Out of the total 14 were at 100% Qualified
Occupancy. The series also had 2 properties that were under construction.
2000.

For the six months being reported Series 32 reflects a net loss from
Operating Partnerships of $385,918. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$256,567. This is an interim period estimate; it is not indicative of the final year end results.

Series 33

As of September 30, 2000 and 1999 the average Qualified Occupancy for the
series was 99.9% and 70.4%, respectively.  The series had a total of 10
properties as of September 30, 2000.  Out of the total 8 were at
100%
Qualified Occupancy. The series also had 1 property that was under construction at September 30, 2000.

For the six months being reported Series 33 reflects a net loss from
Operating Partnerships of $145,305. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$83,820. This is an interim period estimate; it is not indicative of the final year end results.

Series 34

As of September 30, 2000 and 1999 the average Qualified Occupancy for the series was 92.9% and 70.3%, respectively. The series had a total of 14 properties as of September 30, 2000. Out of the total 11 were at 100% qualified occupancy and 2 were in active lease-up. The series also had 1 property which was still under construction at September 30, 2000.

For the six months being reported Series 34 reflects a net loss from
Operating Partnerships of $126,248. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$312,367. This is an interim period estimate; it is not indicative of the final year end results.

Series 35

As of September 30, 2000 the average Qualified Occupancy for the series was
73.6%. The series had a total of 10 properties as of September
30, 2000.  Out
of the total 3 were at 100% qualified occupancy and 5 were in active lease-up.
The series also had 1 property which was still under construction, and 1 property with multiple buildings some or which were in lease-up and some of which were under construction at September 30, 2000. Since all of the properties acquired as of September 30, 1999 were under construction, there is no comparative information to report.

For the six months being reported Series 35 reflects a net loss from
Operating Partnerships of $236,584. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss of $103,998.
This is an interim period estimate; it is not indicative of the final year end results.


Series 36

As of September 30, 2000 and 1999 the average Qualified Occupancy for the
series was 79.3% and 15%, respectively.  The series had a total of 11
properties as of September 30, 2000.  Out of the total 7 were at
100%
qualified occupancy and 3 were in active lease-up. The series also had 1 property which was under construction at September 30, 2000.

For the six months being reported Series 36 reflects a net loss from
Operating Partnerships of $25,838. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$134,345. This is an interim period estimate; it is not indicative of the final year end results.

Series 37

As of September 30, 2000 the average Qualified Occupancy for the series was
40.7%. The series had a total of 5 properties as of September 30, 2000, 2 of which were in active lease-up and 4 of which were under construction. Since all of the properties were acquired after September 30, 1999, there is no comparative information to report.

Series 38

As of September 30, 2000 the average Qualified Occupancy for the series was
66.7%. The series had a total of 8 properties as of September 30, 2000, 2 of which were at 100% Qualified Occupancy. The series also had 5 properties which were under construction and 1 property with multiple buildings, some of which were in lease-up and some of which were under construction at September
30, 2000. Since all of the properties were acquired after September 30, 1999, there is no comparative information to report.

Series 39

The series had a total of 3 properties as of September 30, 2000, all of which were under construction. Since all of the properties were acquired after
September 30, 1999, there is no comparative information to report.

Year 2000

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

            None

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

            None

          (b)  Reports on Form 8-K

            Agreement of Limited Partnership of Belmont
Affordable Housing
            II L.P. (incorporated by reference from Registrants current report on form 8-K as filed with the Securities and Exchange
Commission
            on September 29, 2000.)

            Agreement of Limited Partnership of Jackson Bond
L.P.(incorporated
            by reference from Registrants current report on form
8-K as filed
            with the Securities and Exchange Commission on September 29,
            2000.)

            Agreement of Limited Partnership of Fort Bend NHC,
L.P.
            (incorporated by reference from Registrants current report on form 8-K as filed with the Securities and Exchange
Commission
            on September 29, 2000.)










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

                             BOSTON CAPITAL TAX CREDIT
                             FUND IV L.P.



                             By:  Boston Capital Associates IV
L.P.



                             By:  C&M Associates d/b/a
                                    Boston Capital Associates



Date: November 20, 2000          By: /s/ John P. Manning
                               ________________________
                                       John P. Manning,
                                       Partner & Principal
Financial
                                       Officer