Form 10-Q
period 2000-12-31
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2001-02-20
CIK 913778

941


                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           (Mark One)


(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934.


      For the quarterly period ended December 31, 2000


                                             or


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



                BOSTON CAPITAL TAX CREDIT FUND IV L.P.

                     QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTER ENDED DECEMBER 31, 2000


                           TABLE OF CONTENTS


FOR THE QUARTER ENDED DECEMBER 31, 2000                        5
BALANCE SHEETS                                                 5
 SERIES 20                                                    6
 SERIES 21                                                    7
 SERIES 22                                                    8
 SERIES 23                                                    9
 SERIES 24                                                   10
 SERIES 25                                                   11
 SERIES 26                                                   12
 SERIES 27                                                   13
 SERIES 28                                                   14
 SERIES 29                                                   15
 SERIES 30                                                   16
 SERIES 31                                                   17
 SERIES 32                                                   18
 SERIES 33                                                   19
 SERIES 34                                                   20
 SERIES 35                                                   21
 SERIES 36                                                   22
 SERIES 37                                                   23
 SERIES 38                                                   24
 SERIES 39                                                   25

STATEMENTS OF OPERATIONS                                      26
THREE MONTHS ENDED DECEMBER 31,                               26
 SERIES 20                                                   27
 SERIES 21                                                   28
 SERIES 22                                                   29
 SERIES 23                                                   30
 SERIES 24                                                   31
 SERIES 25                                                   32
 SERIES 26                                                   33
 SERIES 27                                                   34
 SERIES 28                                                   35
 SERIES 29                                                   36
 SERIES 30                                                   37
 SERIES 31                                                   38
 SERIES 32                                                   39
 SERIES 33                                                   40
 SERIES 34                                                   41
 SERIES 35                                                   42
 SERIES 36                                                   43
 SERIES 37                                                   44
 SERIES 38                                                   44
 SERIES 39                                                   45

NINE MONTHS ENDED DECEMBER 31,                                47
 SERIES 20                                                   48
 SERIES 21                                                   49
 SERIES 22                                                   50
 SERIES 23                                                   51
 SERIES 24                                                   52
 SERIES 25                                                   53
 SERIES 26                                                   54
 SERIES 27                                                   55
 SERIES 28                                                   56
 SERIES 29                                                   57
 SERIES 30                                                   58
 SERIES 31                                                   59
 SERIES 32                                                   60
 SERIES 33                                                   61
 SERIES 34                                                   62
 SERIES 35                                                   63
 SERIES 36                                                   64
 SERIES 37                                                   65
 SERIES 38                                                   66
 SERIES 39                                                   67
STATEMENTS OF CHANGES IN PARTNERS CAPITAL                     68
 SERIES 20                                                   69
 SERIES 21                                                   69
 SERIES 22                                                   70
 SERIES 23                                                   70
 SERIES 24                                                   71
 SERIES 25                                                   71
 SERIES 26                                                   72
 SERIES 27                                                   72
 SERIES 28                                                   73
 SERIES 29                                                   73
 SERIES 30                                                   74
 SERIES 31                                                   74
 SERIES 32                                                   75
 SERIES 33                                                   75
 SERIES 34                                                   76
 SERIES 35                                                   76
 SERIES 36                                                   77
 SERIES 37                                                   77
 SERIES 38                                                   78
 SERIES 39                                                   78
STATEMENTS OF CASH FLOWS                                      79
NINE MONTHS ENDED DECEMBER
 SERIES 20                                                   81
 SERIES 21                                                   83
 SERIES 22                                                   85
 SERIES 23                                                   87
 SERIES 24                                                   89
 SERIES 25                                                   91
 SERIES 26                                                   93
 SERIES 27                                                   95
 SERIES 28                                                   97
 SERIES 29                                                   99
 SERIES 30                                                  101
 SERIES 31                                                  103
 SERIES 32                                                  105
 SERIES 33                                                  107
 SERIES 34                                                  109
 SERIES 35                                                  111
 SERIES 36                                                  113
 SERIES 37                                                  115
 SERIES 38                                                  117
 SERIES 39                                                  119
NOTES TO FINANCIAL STATEMENTS                                121
 NOTE A - ORGANIZATION                                      121
 NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES       122
 INVESTMENT SECURITIES                                      122
COST                                                         124
 NOTE C - RELATED PARTY TRANSACTIONS                        124
 NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS             125
COMBINED SUMMARIZED STATEMENTS OF OPERATIONS                 127
 SERIES 20                                                  127
 SERIES 21                                                  128
 SERIES 22                                                  129
 SERIES 23                                                  130
 SERIES 24                                                  131
 SERIES 25                                                  132
 SERIES 26                                                  133
 SERIES 27                                                  134
 SERIES 28                                                  135
 SERIES 29                                                  136
 SERIES 30                                                  137
 SERIES 31                                                  138
 SERIES 32                                                  139
 SERIES 33                                                  140
 SERIES 34                                                  141
 SERIES 35                                                  142
 SERIES 36                                                  142
 SERIES 37                                                  143
 SERIES 38                                                  143
 SERIES 39                                                  144
 LIQUIDITY                                                  145
 CAPITAL RESOURCES                                          145
 RESULTS OF OPERATIONS                                      152
YEAR 2000 COMPLIANCE                                         159
PART II - OTHER INFORMATION                                  160
SIGNATURES                                                   161
                Boston Capital Tax Credit Fund IV L.P.
                            BALANCE SHEETS

                                    December 31,      March 31,
                                        2000            2000
                                    (Unaudited)       (Audited)
ASSETS
INVESTMENTS IN OPERATING             $417,258,175     $387,774,608
PARTNERSHIPS (Note D)


OTHER ASSETS
Cash and cash equivalents              20,183,810       15,484,389

Investments                            10,147,403       33,246,886
Notes receivable                       11,110,023       14,280,633
Acquisition costs                      17,192,677       13,304,610



Other assets                           15,727,273       14,057,243
                                     $491,619,361     $478,148,369

LIABILITIES

Accounts payable & accrued
expenses                             $    346,899     $    427,847
(Note C)
Accounts payable affiliates             9,198,792        7,121,923

Capital contributions payable          48,633,440       53,534,052

Line of credit                            268,833          976,349
                                       58,447,964       62,060,171

PARTNERS CAPITAL

Limited Partners

   Units of limited partnership
   interest, $10 stated value per
BAC;
   65,000,000 authorized BACs;
   61,431,459 issued and                               416,025,620
outstanding,                          433,260,534
   as of December 31, 2000

General Partner                         (919,652)        (767,937)
Unrealized gain (loss) on
securities                                830,515          830,515
 available for sale, net

                                      433,171,397      416,088,198
                                     $491,619,361     $478,148,369


     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.
                            BALANCE SHEETS

                               Series 20

                                    December 31,      March 31,
                                        2000            2000
                                    (Unaudited)       (Audited)
ASSETS
INVESTMENTS IN OPERATING             $ 17,525,776     $ 18,752,214
PARTNERSHIPS (Note D)


OTHER ASSETS
Cash and cash equivalents                 209,594          312,723

Investments                                     -                -
Notes receivable                                -                -
Acquisition costs                          91,984           94,663



Other assets                              821,431          694,211
                                     $ 18,648,785     $ 19,853,811

LIABILITIES

Accounts payable & accrued
expenses                             $          -     $          -
(Note C)
Accounts payable affiliates             1,995,648        1,711,212

Capital contributions payable             388,026          388,026

Line of credit                                  -                -
                                        2,383,674        2,099,238

PARTNERS CAPITAL

Limited Partners

   Units of limited partnership
   interest, $10 stated value per
BAC;
   65,000,000 authorized BACs;
   3,866,700 issued and                                 17,907,592
outstanding,                           16,433,025
   as of December 31, 2000

General Partner                         (167,914)        (153,019)
Unrealized gain (loss) on
securities                                      -                -
 available for sale, net
                                       16,265,111       17,754,573
                                     $ 18,648,785     $ 19,853,811

     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.
                            BALANCE SHEETS

                               Series 21

                                    December 31,      March 31,
                                        2000            2000
                                    (Unaudited)       (Audited)
ASSETS
INVESTMENTS IN OPERATING              $ 5,909,115      $ 6,653,822
PARTNERSHIPS (Note D)


OTHER ASSETS
Cash and cash equivalents                 453,327          272,223

Investments                               319,793          587,397
Notes receivable                          641,542          641,542
Acquisition costs                          50,312           51,777



Other assets                              341,452          343,017
                                      $ 7,715,541     $  8,549,778

LIABILITIES

Accounts payable & accrued
expenses                              $         -     $          -
(Note C)
Accounts payable affiliates               718,889          649,510

Capital contributions payable             683,688          683,688

Line of credit                                  -                -
                                        1,402,577        1,333,198

PARTNERS CAPITAL

Limited Partners

   Units of limited partnership
   interest, $10 stated value per
BAC;
   65,000,000 authorized BACs;
   1,892,700 issued and                 6,393,507        7,288,087
outstanding,
   as of December 31, 2000

General Partner                          (99,007)         (89,971)
Unrealized gain (loss) on
securities                                 18,464           18,464
 for sale, net
                                        6,312,964        7,216,580
                                     $  7,715,541     $  8,549,778

     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.
                            BALANCE SHEETS

                               Series 22

                                    December 31,      March 31,
                                        2000            2000
                                    (Unaudited)       (Audited)
ASSETS
INVESTMENTS IN OPERATING             $ 12,912,347     $ 13,754,315
PARTNERSHIPS (Note D)


OTHER ASSETS
Cash and cash equivalents                 423,164          271,654

Investments                               169,555          311,407
Notes receivable                          450,981          450,981
Acquisition costs                         158,099          162,704



Other assets                              162,266          163,633
                                     $ 14,276,412     $ 15,114,694

LIABILITIES

Accounts payable & accrued
expenses                             $          -     $          -
(Note C)
Accounts payable affiliates             1,237,090        1,046,145

Capital contributions payable             538,769          538,769

Line of credit                                  -                -
                                        1,775,859        1,584,914

PARTNERS CAPITAL

Limited Partners

   Units of limited partnership
   interest, $10 stated value per
BAC;
   65,000,000 authorized BACs;
   2,564,400 issued and                                 13,603,885
outstanding,                           12,584,950
   as of December 31, 2000

General Partner                          (94,173)         (83,881)
Unrealized gain (loss) on
securities                                  9,776            9,776
 for sale, net
                                       12,500,553       13,529,780
                                     $ 14,276,412     $ 15,114,694


     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.
                            BALANCE SHEETS

                               Series 23

                                    December 31,      March 31,
                                        2000            2000
                                    (Unaudited)       (Audited)
ASSETS
INVESTMENTS IN OPERATING             $ 19,404,738     $ 20,257,128
PARTNERSHIPS (Note D)


OTHER ASSETS
Cash and cash equivalents                 342,753          339,179

Investments                                     -                -
Notes receivable                          306,751          306,751
Acquisition costs                         235,117          165,523



Other assets                              303,455          378,455
                                     $ 20,592,814     $ 21,447,036

LIABILITIES

Accounts payable & accrued
expenses                             $          -     $          -
(Note C)
Accounts payable affiliates               708,616          528,418

Capital contributions payable             458,632          458,631

Line of credit                        $         -                -
                                        1,167,248          987,049

PARTNERS CAPITAL

Limited Partners

   Units of limited partnership
   interest, $10 stated value per
BAC;
   65,000,000 authorized BACs;
   3,336,727 issued and                                 20,540,234
outstanding,                           19,516,157
   as of December 31, 2000

General Partner                          (90,591)         (80,247)
Unrealized gain (loss) on
securities                                      -
 for sale, net
                                       19,425,566       20,459,987
                                     $ 20,592,814     $ 21,447,036


     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.
                            BALANCE SHEETS

                               Series 24

                                    December 31,      March 31,
                                        2000            2000
                                    (Unaudited)       (Audited)
ASSETS
INVESTMENTS IN OPERATING             $ 11,433,286     $ 12,542,793
PARTNERSHIPS (Note D)


OTHER ASSETS
Cash and cash equivalents                 255,534          294,853

Investments                               143,862          264,336
Notes receivable                          534,342          534,342
Acquisition costs                         262,768          270,421



Other assets                              706,383          677,968
                                     $ 13,336,175     $ 14,584,713

LIABILITIES

Accounts payable & accrued
expenses                             $          -     $          -
(Note C)
Accounts payable affiliates               854,625          779,611

Capital contributions payable
                                        1,214,206        1,259,345
Line of credit                                  -                -
                                        2,068,831        2,038,956

PARTNERS CAPITAL

Limited Partners

   Units of limited partnership
   interest, $10 stated value per
BAC;
   65,000,000 authorized BACs;
   2,169,878 issued and                11,331,760       12,597,389
outstanding,
   as of December 31, 2000

General Partner                          (72,708)         (59,924)
Unrealized gain (loss) on
securities                                  8,292            8,292
 for sale, net
                                       11,267,344       12,545,757
                                     $ 13,336,175     $ 14,584,713


     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.
                            BALANCE SHEETS

                               Series 25

                                    December 31,      March 31,
                                        2000            2000
                                    (Unaudited)       (Audited)
ASSETS
INVESTMENTS IN OPERATING             $ 17,813,760     $ 18,948,606
PARTNERSHIPS (Note D)


OTHER ASSETS
Cash and cash equivalents                 456,972          526,832

Investments                               329,439          605,151
Notes receivable                          523,193          523,193
Acquisition costs                         263,892          271,579



Other assets                            1,353,318        1,323,125
                                     $ 20,740,574     $ 22,198,486

LIABILITIES

Accounts payable & accrued
expenses                             $          -     $          -
(Note C)
Accounts payable affiliates               749,859          545,352

Capital contributions payable           2,083,892        2,516,436

Line of credit                                  -                -
                                        2,833,751        3,061,788

PARTNERS CAPITAL

Limited Partners

   Units of limited partnership
   interest, $10 stated value per
BAC;
   65,000,000 authorized BACs;
   3,026,109 issued and                                 19,183,968
outstanding,                           17,966,392
   as of December 31, 2000

General Partner                          (78,566)         (66,267)
Unrealized gain (loss) on
securities                                 18,997           18,997
 for sale, net
                                       17,906,823       19,136,698
                                     $ 20,740,574     $ 22,198,486


     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.
                            BALANCE SHEETS

                               Series 26

                                    December 31,      March 31,
                                        2000            2000
                                    (Unaudited)       (Audited)
ASSETS
INVESTMENTS IN OPERATING             $ 27,917,867     $ 28,691,064
PARTNERSHIPS (Note D)


OTHER ASSETS
Cash and cash equivalents                 317,166          201,802

Investments                                 7,044          224,505
Notes receivable                          571,335          586,335
Acquisition costs                         461,924          460,089



Other assets                            2,182,443        2,512,111
                                     $ 31,457,779     $ 32,675,906

LIABILITIES

Accounts payable & accrued
expenses                             $         90     $         90
(Note C)
Accounts payable affiliates
                                        1,019,610          691,428
Capital contributions payable
                                        2,199,426        2,709,059
Line of credit                                  -                -
                                        3,219,126        3,400,577

PARTNERS CAPITAL

Limited Partners

   Units of limited partnership
   interest, $10 stated value per
BAC;
   65,000,000 authorized BACs;
   3,995,900 issued and                                 29,315,855
outstanding,                           28,289,546
   as of December 31, 2000

General Partner                          (57,937)         (47,570)
Unrealized gain (loss) on
securities                                  7,044            7,044
 for sale, net
                                       28,238,653       29,275,329
                                    $  31,457,779    $  32,675,906


     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.
                            BALANCE SHEETS

                               Series 27

                                    December 31,      March 31,
                                        2000            2000
                                    (Unaudited)       (Audited)
ASSETS
INVESTMENTS IN OPERATING             $ 15,803,927     $ 16,392,639
PARTNERSHIPS (Note D)


OTHER ASSETS
Cash and cash equivalents                 485,311          250,061

Investments                               209,856          567,355
Notes receivable                                -           99,549
Acquisition costs                         384,879          396,089



Other assets                              421,318          893,060
                                     $ 17,305,291     $ 18,598,753

LIABILITIES

Accounts payable & accrued
expenses                             $          -     $          -
(Note C)
Accounts payable affiliates               980,897
                                                           744,494
Capital contributions payable             346,473
                                                         1,063,367
Line of credit                                  -
                                        1,327,370        1,807,861

PARTNERS CAPITAL

Limited Partners

   Units of limited partnership
   interest, $10 stated value per
BAC;
   65,000,000 authorized BACs;
   2,460,700 issued and                                 16,811,783
outstanding,                           16,006,942
   as of December 31, 2000

General Partner                          (46,846)         (38,716)
Unrealized gain (loss) on
securities                                 17,825           17,825
 for sale, net
                                       15,977,921       16,790,892
                                    $  17,305,291    $  18,598,753


     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.
                            BALANCE SHEETS

                               Series 28

                                    December 31,      March 31,
                                        2000            2000
                                    (Unaudited)       (Audited)
ASSETS
INVESTMENTS IN OPERATING             $ 28,807,046     $ 29,621,967
PARTNERSHIPS (Note D)


OTHER ASSETS
Cash and cash equivalents               1,900,444        1,096,622

Investments                               814,527        2,018,028
Notes receivable                                -        1,477,458
Acquisition costs                          84,986           87,462



Other assets                                3,366            3,018
                                     $ 31,610,369     $ 34,304,555

LIABILITIES

Accounts payable & accrued
expenses                             $          -     $          -
(Note C)
Accounts payable affiliates
                                              104              104
Capital contributions payable             744,786        2,484,505

Line of credit                                  -                -
                                          744,890        2,484,609

PARTNERS CAPITAL

Limited Partners

   Units of limited partnership
   interest, $10 stated value per
BAC;
   65,000,000 authorized BACs;
   4,000,738 issued and                                 31,782,620
outstanding,                           30,837,698
   as of December 31, 2000

General Partner                          (35,729)         (26,184)
Unrealized gain (loss) on
securities                                 63,510           63,510
 for sale, net
                                       30,865,479       31,819,946
                                    $  31,610,369    $  34,304,555


     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.
                            BALANCE SHEETS

                               Series 29

                                    December 31,      March 31,
                                        2000            2000
                                    (Unaudited)       (Audited)
ASSETS
INVESTMENTS IN OPERATING             $ 27,786,099     $ 28,738,405
PARTNERSHIPS (Note D)


OTHER ASSETS
Cash and cash equivalents                 771,767          387,679

Investments                               525,404        1,706,936
Notes receivable                           20,935          835,878
Acquisition costs                          85,213           86,047



Other assets                                  664           17,796
                                    $  29,190,082    $  31,772,741

LIABILITIES

Accounts payable & accrued
expenses                            $           -    $           -
(Note C)
Accounts payable affiliates                    35               36

Capital contributions payable             596,044        2,060,981

Line of credit                                  -                -
                                          596,079        2,061,017

PARTNERS CAPITAL

Limited Partners

   Units of limited partnership
   interest, $10 stated value per
BAC;
   65,000,000 authorized BACs;
   3,991,800 issued and                28,613,091       29,719,635
outstanding,
   as of December 31, 2000

General Partner                          (53,046)         (41,869)
Unrealized gain (loss) on
securities                                 33,958           33,958
 for sale, net
                                       28,594,003       29,711,724
                                    $  29,190,082    $  31,772,741


     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.
                            BALANCE SHEETS

                               Series 30

                                    December 31,      March 31,
                                        2000            2000
                                    (Unaudited)       (Audited)
ASSETS
INVESTMENTS IN OPERATING             $ 19,570,128     $ 20,143,589
PARTNERSHIPS (Note D)


OTHER ASSETS
Cash and cash equivalents               1,009,510          403,328

Investments                               893,343        2,229,119
Notes receivable                           85,438           85,438
Acquisition costs                         546,233          561,263


Other assets                              381,008          609,524
                                     $ 22,485,660     $ 24,032,261

LIABILITIES

Accounts payable & accrued
expenses                             $          -     $          -
(Note C)
Accounts payable affiliates                 7,524            7,524

Capital contributions payable           1,570,777        2,502,751

Line of credit                                  -                -
                                        1,578,301        2,510,275

PARTNERS CAPITAL

Limited Partners

   Units of limited partnership
   interest, $10 stated value per
BAC;
   65,000,000 authorized BACs;
   2,651,000 issued and                                 21,471,225
outstanding,                           20,862,744
   as of December 31, 2000

General Partner                          (18,615)         (12,469)
Unrealized gain (loss) on
securities                                 63,230           63,230
 for sale, net
                                       20,907,359       21,521,986
                                    $  22,485,660    $  24,032,261


     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.
                            BALANCE SHEETS

                               Series 31

                                    December 31,      March 31,
                                        2000            2000
                                    (Unaudited)       (Audited)
ASSETS
INVESTMENTS IN OPERATING             $ 31,352,888     $ 32,353,530
PARTNERSHIPS (Note D)


OTHER ASSETS
Cash and cash equivalents                 991,480        1,449,979

Investments                               843,461        2,576,842
Notes receivable                          655,675        2,361,971
Acquisition costs                               -                -



Other assets                              424,162          593,010
                                     $ 34,267,666     $ 39,335,332

LIABILITIES

Accounts payable & accrued
expenses                             $      1,750     $      2,975
(Note C)
Accounts payable affiliates                26,655           26,655

Capital contributions payable           1,350,694        4,973,344

Line of credit                                  -                -
                                        1,379,099        5,002,974

PARTNERS CAPITAL

Limited Partners

   Units of limited partnership
   interest, $10 stated value per
BAC;
   65,000,000 authorized BACs;
   4,417,857 issued and                                 34,298,592
outstanding,                           32,869,239
   as of December 31, 2000

General Partner                          (51,079)         (36,641)
Unrealized gain (loss) on
securities                                 70,407           70,407
 for sale, net
                                       32,888,567       34,332,358
                                    $  34,267,666    $  39,335,332


     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.
                            BALANCE SHEETS

                               Series 32

                                    December 31,      March 31,
                                        2000            2000
                                    (Unaudited)       (Audited)
ASSETS
INVESTMENTS IN OPERATING             $ 37,325,579     $ 37,641,580
PARTNERSHIPS (Note D)


OTHER ASSETS
Cash and cash equivalents               1,347,722          240,584

Investments                             1,209,444        2,832,134
Notes receivable                          450,651          914,126
Acquisition costs                         772,450          793,104



Other assets                              532,162        1,680,500
                                     $ 41,638,008     $ 44,102,028

LIABILITIES

Accounts payable & accrued
expenses                             $          -     $          -
(Note C)
Accounts payable affiliates               397,275          148,654

Capital contributions payable           2,293,530        4,476,034

Line of credit                                  -                -
                                        2,690,805        4,624,688

PARTNERS CAPITAL

Limited Partners

   Units of limited partnership
   interest, $10 stated value per
BAC;
   65,000,000 authorized BACs;
   4,754,198 issued and                                 39,409,396
outstanding,                           38,884,560
   as of December 31, 2000

General Partner                          (17,693)         (12,392)
Unrealized gain (loss) on
securities                                 80,336           80,336
 for sale, net
                                       38,947,203       39,477,340
                                     $ 41,638,008     $ 44,102,028


     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.
                            BALANCE SHEETS

                               Series 33

                                    December 31,      March 31,
                                        2000            2000
                                    (Unaudited)       (Audited)
ASSETS
INVESTMENTS IN OPERATING             $ 20,742,290     $ 20,996,032
PARTNERSHIPS (Note D)


OTHER ASSETS
Cash and cash equivalents               1,147,105          597,735

Investments                             1,074,982        3,156,657
Notes receivable                          460,226           40,825
Acquisition costs                         699,593          705,560



Other assets                              131,377            4,378
                                     $ 24,255,573     $ 25,501,187

LIABILITIES

Accounts payable & accrued
expenses                             $          -     $          -
(Note C)
Accounts payable affiliates               198,734           71,735

Capital contributions payable           2,149,700        3,272,919

Line of credit                                  -                -

                                        2,348,434        3,344,654

PARTNERS CAPITAL

Limited Partners

   Units of limited partnership
   interest, $10 stated value per
BAC;
   65,000,000 authorized BACs;
   2,636,533 issued and                                 22,072,254
outstanding,                           21,825,354
   as of December 31, 2000

General Partner                           (7,604)          (5,110)
Unrealized gain (loss) on
securities                                 89,389           89,389
 for sale, net
                                       21,907,139       22,156,533
                                    $  24,255,573     $ 25,501,187


     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.
                            BALANCE SHEETS

                               Series 34

                                    December 31,      March 31,
                                        2000            2000
                                    (Unaudited)       (Audited)
ASSETS
INVESTMENTS IN OPERATING             $ 27,454,778     $ 27,688,578
PARTNERSHIPS (Note D)


OTHER ASSETS
Cash and cash equivalents                 506,076          672,010

Investments                                95,352        3,361,452
Notes receivable                          439,562        1,390,612
Acquisition costs                       1,114,008        1,117,212



Other assets                              660,426        1,222,417
                                     $ 30,270,202     $ 35,452,281

LIABILITIES

Accounts payable & accrued
expenses                             $      6,539     $          -
(Note C)
Accounts payable affiliates
                                           10,656           10,656
Capital contributions payable           1,263,677        5,964,656

Line of credit                                  -                -
                                        1,280,872        5,975,312

PARTNERS CAPITAL

Limited Partners

   Units of limited partnership
   interest, $10 stated value per
BAC;
   65,000,000 authorized BACs;
   3,529,319 issued and                                 29,388,210
outstanding,                           28,905,447
   as of December 31, 2000

General Partner                          (11,469)          (6,593)
Unrealized gain (loss) on
securities                                 95,352           95,352
 for sale, net
                                       28,989,330       29,476,969
                                    $  30,270,202    $  35,452,281

     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.
                            BALANCE SHEETS

                               Series 35

                                    December 31,      March 31,
                                        2000            2000
                                    (Unaudited)       (Audited)
ASSETS
INVESTMENTS IN OPERATING            $  23,456,600    $  22,595,066
PARTNERSHIPS (Note D)


OTHER ASSETS
Cash and cash equivalents                 827,027          701,756

Investments                             1,419,847        6,015,592
Notes receivable                          778,762          650,000
Acquisition costs                       3,162,686        3,210,646



Other assets                              171,817          447,482
                                    $  29,816,739    $  33,620,542

LIABILITIES

Accounts payable & accrued
expenses                            $         224    $       1,943
(Note C)
Accounts payable affiliates
                                          119,009           78,795
Capital contributions payable           2,298,776        5,528,412

Line of credit                                  -                -
                                        2,418,009        5,609,150

PARTNERS CAPITAL

Limited Partners

   Units of limited partnership
   interest, $10 stated value per
BAC;
   65,000,000 authorized BACs;
   3,300,463 issued and                                 27,937,304
outstanding,                           27,330,764
   as of December 31, 2000

General Partner                           (8,806)          (2,684)
Unrealized gain (loss) on
securities                                 76,772           76,772
 for sale, net
                                       27,398,730       28,011,392
                                    $  29,816,739    $  33,620,542


     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.
                            BALANCE SHEETS

                               Series 36

                                    December 31,      March 31,
                                        2000            2000
                                    (Unaudited)       (Audited)
ASSETS
INVESTMENTS IN OPERATING             $ 15,063,099     $ 15,225,618
PARTNERSHIPS (Note D)


OTHER ASSETS
Cash and cash equivalents                 491,886          328,095

Investments                                     -        2,430,792
Notes receivable                          599,796        1,635,636
Acquisition costs                       2,162,903        2,132,600



Other assets                            1,058,411        1,407,708
                                     $ 19,376,095     $ 23,160,449

LIABILITIES

Accounts payable & accrued
expenses                             $          -     $          -
(Note C)
Accounts payable affiliates                88,676           30,944

Capital contributions payable           2,019,895        5,509,534

Line of credit                                  -                -
                                        2,108,571        5,540,478

PARTNERS CAPITAL

Limited Partners

   Units of limited partnership
   interest, $10 stated value per
BAC;
   65,000,000 authorized BACs;
   2,106,837 issued and                                 17,569,744
outstanding,                           17,220,770
   as of December 31, 2000

General Partner                           (6,521)          (3,048)
Unrealized gain (loss) on
securities                                 53,275           53,275
 for sale, net
                                       17,267,524       17,619,971
                                    $  19,376,095    $  23,160,449
     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.
                            BALANCE SHEETS

                               Series 37

                                    December 31,      March 31,
                                        2000            2000
                                    (Unaudited)       (Audited)
ASSETS
INVESTMENTS IN OPERATING             $ 18,507,160     $ 13,325,744
PARTNERSHIPS (Note D)


OTHER ASSETS
Cash and cash equivalents               1,934,954        5,952,947

Investments                             1,382,686        4,359,183
Notes receivable                        4,075,739        1,745,996
Acquisition costs                       2,359,093        2,313,395



Other assets                            2,162,240          317,829
                                     $ 30,421,872     $ 28,015,094

LIABILITIES

Accounts payable & accrued
expenses                             $      6,880     $        350
(Note C)
Accounts payable affiliates                15,673           29,802
Capital contributions payable           8,645,227        6,239,395

Line of credit                                  -                -
                                        8,667,780        6,269,547

PARTNERS CAPITAL

Limited Partners

   Units of limited partnership
   interest, $10 stated value per
BAC;
   65,000,000 authorized BACs;
   2,512,500 issued and                                 21,622,194
outstanding,                           21,630,465
   as of December 31, 2000

General Partner                             (261)            (535)
Unrealized gain (loss) on
securities                                123,888          123,888
 for sale, net
                                       21,754,092       21,745,547
                                     $ 30,421,872    $  28,015,094


     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.
                            BALANCE SHEETS

                               Series 38

                                    December 31,      March 31,
                                        2000            2000
                                    (Unaudited)       (Audited)
ASSETS
INVESTMENTS IN OPERATING            $  19,000,769    $   3,451,918
PARTNERSHIPS (Note D)


OTHER ASSETS
Cash and cash equivalents               4,135,347        1,184,327

Investments                               708,808                -
Notes receivable                          515,095                -
Acquisition costs                       2,651,934          424,476



Other assets                              688,477          768,001
                                    $  27,700,430    $   5,828,722

LIABILITIES

Accounts payable & accrued
expenses                            $           7    $     422,489
(Note C)
Accounts payable affiliates                35,182           20,848

Capital contributions payable           5,962,594          904,200

Line of credit                                  -          976,349
                                        5,997,783        2,323,886

PARTNERS CAPITAL

Limited Partners

   Units of limited partnership
   interest, $10 stated value per
BAC;
   65,000,000 authorized BACs;
   2,543,000 issues and                                  3,505,653
outstanding,                           21,702,964
   as of December 31, 2000

General Partner                             (317)            (817)
Unrealized gain (loss) on
securities                                      -                -
 for sale, net
                                       21,702,647        3,504,836
                                    $  27,700,430    $   5,828,722


     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.
                            BALANCE SHEETS

                              Series 39*

                                    December 31,
                                        2000
                                    (Unaudited)
ASSETS
INVESTMENTS IN OPERATING             $ 19,470,923
PARTNERSHIPS (Note D)


OTHER ASSETS
Cash and cash equivalents               2,176,671

Investments                                     -
Notes receivable                                -
Acquisition costs                       1,644,603
Other assets                            3,221,097
                                     $ 26,513,294

LIABILITIES

Accounts payable & accrued
expenses                             $    331,409
(Note C)
Accounts payable affiliates                34,035

Capital contributions payable          11,824,628

Line of credit                            268,833
                                       12,458,905

PARTNERS CAPITAL

Limited Partners

   Units of limited partnership
   interest, $10 stated value per
BAC;
   65,000,000 authorized BACs;
   1,647,000 issued and
outstanding,                           14,055,159
   as of December 31, 2000

General Partner                             (770)
Unrealized gain (loss) on
securities                                      -
 for sale, net
                                       14,054,389
                                     $ 26,513,294

      *Series 39 did not commence operations until after March 31, 2000, therefore, it does not have comparative information to report.

     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS
                    Three Months Ended December 31,
                              (Unaudited)



                                          2000           1999

Income
  Interest income                      $    567,469   $    644,438
  Other income                                    -         82,019
                                            567,469        726,457

Share of loss from Operating
  Partnerships(Note D)                  (3,799,251)    (3,022,042)

Expenses
  Professional fees                          46,724         46,701
  Fund management fee (Note C)            1,228,245      1,087,113
  Organization costs                         56,271         69,968
  Amortization                              128,942         86,988
  General and administrative                110,765        288,937
expenses
                                          1,570,947      1,579,707

  NET INCOME (LOSS)                    $(4,773,989)   $(3,875,292)

Net income (loss) allocated to
limited                                $(4,726,249)   $(3,836,539)
  partners

Net income (loss) allocated general
  partner                              $   (47,740)   $   (38,753)

Net income (loss) per BAC              $     (1.59)   $     (1.22)


















     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS
                    Three Months Ended December 31,
                              (Unaudited)

                               Series 20


                                          2000           1999

Income
  Interest income                        $      989 $        1,417
  Other income                                    -            150
                                                989          1,567

Share of loss from Operating
  Partnerships(Note D)                    (501,964)      (315,522)

Expenses
  Professional fees                          16,000            131
  Fund management fee (Note C)               73,214         88,812
  Organization costs                              -              -
  Amortization                                  893            893
  General and administrative                  9,364          9,737
expenses
                                             99,471         99,573

  NET INCOME (LOSS)                    $  (600,446)   $  (413,528)

Net income (loss) allocated to
limited                                $  (594,442)   $  (409,393)
  partners

Net income (loss) allocated general
  partner                              $    (6,004)   $    (4,135)

Net income (loss) per BAC              $      (.15)   $      (.11)


















     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS
                    Three Months Ended December 31,
                              (Unaudited)

                               Series 21


                                          2000           1999

Income
  Interest income                      $     14,147    $    17,057
  Other income                                  150              -
                                             14,297         17,057

Share of loss from Operating
  Partnerships(Note D)                    (259,277)      (277,579)

Expenses
  Professional fees                             959            903
  Fund management fee (Note C)               53,820         34,460
  Organization costs                              -              -
  Amortization                                  488            488
  General and administrative                  3,342          8,376
expenses
                                             58,609         44,227

  NET INCOME (LOSS)                     $ (303,589)    $ (304,749)

Net income (loss) allocated to
limited                                 $ (300,553)    $ (301,702)
  partners

Net income (loss) allocated general
  partner                               $   (3,036)    $   (3,047)

Net income (loss) per BAC               $     (.16)    $     (.16)


















     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS
                    Three Months Ended December 31,
                              (Unaudited)

                               Series 22


                                          2000           1999

Income
  Interest income                       $     8,097   $      7,526
  Other income                                3,000          3,900
                                             11,097         11,426

Share of loss from Operating
  Partnerships(Note D)                    (173,464)      (142,515)

Expenses
  Professional fees                             728            446
  Fund management fee (Note C)               63,648         48,937
  Organization costs                              -              -
  Amortization                                1,535          1,535
  General and administrative                  3,512          8,446
expenses
                                             69,423         59,364

  NET INCOME (LOSS)                     $ (231,790)   $  (190,453)

Net income (loss) allocated to
limited                                 $ (229,472)   $  (188,548)
  partners

Net income (loss) allocated general
  partner                               $   (2,318)   $    (1,905)

Net income (loss) per BAC               $     (.09)   $      (.07)


















     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS
                    Three Months Ended December 31,
                              (Unaudited)

                               Series 23


                                          2000           1999

Income
  Interest income                       $     1,498   $      2,997
  Other income                                4,290          4,650
                                              5,788          7,647

Share of loss from Operating
  Partnerships(Note D)                    (264,378)      (268,190)

Expenses
  Professional fees                             565            141
  Fund management fee (Note C)               48,502         42,313
  Organization costs                              -              -
  Amortization                                2,283          1,562
  General and administrative                  3,599          8,706
expenses
                                             54,949         52,722

  NET INCOME (LOSS)                     $ (313,539)   $  (313,265)

Net income (loss) allocated to
limited                                 $ (310,404)   $  (310,132)
  partners

Net income (loss) allocated general
  partner                               $   (3,135)   $    (3,133)

Net income (loss) per BAC               $     (.09)   $      (.09)


















     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS
                    Three Months Ended December 31,
                              (Unaudited)

                               Series 24


                                          2000           1999

Income
  Interest income                       $     6,846    $     6,446
  Other income                                5,550            150
                                             12,396          6,596

Share of loss from Operating
  Partnerships(Note D)                    (361,158)      (302,015)

Expenses
  Professional fees                           4,862            443
  Fund management fee (Note C)               58,338         52,938
  Organization costs                              -              -
  Amortization                                2,551          2,551
  General and administrative                  2,680          6,628
expenses
                                             68,431         62,560

  NET INCOME (LOSS)                     $ (417,193)    $ (357,979)

Net income (loss) allocated to
limited                                 $ (413,021)    $ (354,399)
  partners

Net income (loss) allocated general
  partner                               $   (4,172)    $   (3,580)

Net income (loss) per BAC               $     (.19)    $     (.16)

















     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS
                    Three Months Ended December 31,
                              (Unaudited)

                               Series 25


                                          2000           1999

Income
  Interest income                      $     42,421    $     9,630
  Other income                                    -          5,831
                                             42,421         15,461

Share of loss from Operating
  Partnerships(Note D)                    (331,959)      (324,529)

Expenses
  Professional fees                           2,543            724
  Fund management fee (Note C)               65,819         55,469
  Organization costs                              -              -
  Amortization                                3,805          3,805
  General and administrative                  4,056          9,999
expenses
                                             76,223         69,997

  NET INCOME (LOSS)                     $ (365,761)    $ (379,065)

Net income (loss) allocated to
limited                                 $ (362,103)    $ (375,274)
  partners

Net income (loss) allocated general
  partner                               $   (3,658)    $   (3,791)

Net income (loss) per BAC               $     (.12)    $     (.12)


















     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS
                    Three Months Ended December 31,
                              (Unaudited)

                               Series 26


                                          2000           1999

Income
  Interest income                       $     2,956     $    6,490
  Other income                               11,250              -
                                             14,206          6,490

Share of loss from Operating
  Partnerships(Note D)                    (216,628)      (197,955)

Expenses
  Professional fees                           1,779          3,704
  Fund management fee (Note C)              101,997         99,416
  Organization costs                              -              -
  Amortization                                4,485          4,340
  General and administrative                  4,877         10,909
expenses
                                            113,138        118,369

  NET INCOME (LOSS)                      $(315,560)    $ (309,834)

Net income (loss) allocated to
limited                                  $(312,404)    $ (306,736)
  partners

Net income (loss) allocated general
  partner                                $  (3,156)    $   (3,098)

Net income (loss) per BAC                $    (.08)    $     (.08)


















     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS
                    Three Months Ended December 31,
                              (Unaudited)

                               Series 27


                                          2000           1999

Income
  Interest income                       $    11,339    $    15,197
  Other income                                    -              -
                                             11,339         15,197

Share of loss from Operating
  Partnerships(Note D)                    (136,547)      (188,887)

Expenses
  Professional fees                           1,066          2,105
  Fund management fee (Note C)               78,801         71,539
  Organization costs                              -              -
  Amortization                                3,914              -
  General and administrative                  3,250          8,812
expenses
                                             87,031         82,456

  NET INCOME (LOSS)                     $ (212,239)    $ (256,146)

Net income (loss) allocated to
limited                                 $ (210,117)    $ (253,585)
  partners

Net income (loss) allocated general
  partner
                                        $   (2,122)    $   (2,561)

Net income (loss) per BAC               $     (.09)    $     (.10)
















     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS
                    Three Months Ended December 31,
                              (Unaudited)

                               Series 28


                                          2000           1999

Income
  Interest income                       $    48,156    $    64,716
  Other income                                    -              -
                                             48,156         64,716

Share of loss from Operating
  Partnerships(Note D)                    (120,975)      (365,057)

Expenses
  Professional fees                           3,789          3,322
  Fund management fee (Note C)               78,529         73,502
  Organization costs                              -              -
  Amortization                                  825              -
  General and administrative                  5,576         20,400
expenses
                                             88,719         97,224

  NET INCOME (LOSS)                     $ (161,538)    $ (397,565)

Net income (loss) allocated to
limited                                 $ (159,923)    $ (393,589)
  partners

Net income (loss) allocated general
  partner                               $   (1,615)    $   (3,976)

Net income (loss) per BAC               $     (.04)    $     (.10)


















     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS
                    Three Months Ended December 31,
                              (Unaudited)

                               Series 29


                                          2000           1999

Income
  Interest income                       $    13,431    $    38,352
  Other income                                    -              -
                                             13,431         38,352

Share of loss from Operating
  Partnerships(Note D)                    (291,926)      (346,631)

Expenses
  Professional fees                           1,628          2,879
  Fund management fee (Note C)               84,495         84,894
  Organization costs                              -              -
  Amortization                                  823              -
  General and administrative                  6,222         21,499
expenses
                                             93,168        109,272

  NET INCOME (LOSS)                     $ (371,663)    $ (417,551)

Net income (loss) allocated to
limited                                 $ (367,946)    $ (413,375)
  partners

Net income (loss) allocated general
  partner                               $   (3,717)    $   (4,176)

Net income (loss) per BAC               $     (.09)    $     (.10)


















     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS
                    Three Months Ended December 31,
                              (Unaudited)

                               Series 30


                                          2000           1999

Income
  Interest income                       $   109,838    $    34,654
  Other income                                    -              -
                                            109,838         34,654

Share of loss from Operating
  Partnerships(Note D)                    (173,256)       (65,130)

Expenses
  Professional fees                          16,605          2,850
  Fund management fee (Note C)               50,479         56,526
  Organization costs                              -              -
  Amortization                                5,303              -
  General and administrative                 23,909         16,907
expenses
                                             96,296         76,283

  NET INCOME (LOSS)                      $(159,714)    $ (106,759)

Net income (loss) allocated to
limited                                  $(158,117)    $ (105,691)
  partners

Net income (loss) allocated general
  partner                                $  (1,597)    $   (1,068)

Net income (loss) per BAC                $    (.06)    $     (.04)


















     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS
                    Three Months Ended December 31,
                              (Unaudited)

                               Series 31


                                          2000           1999

Income
  Interest income                        $   19,849     $   51,704
  Other income                                    -              -
                                             19,849         51,704

Share of loss from Operating
  Partnerships(Note D)                    (450,542)      (195,983)

Expenses
  Professional fees                           1,254          4,049
  Fund management fee (Note C)               98,676         92,874
  Organization costs                              -              -
  Amortization                                    -              -
  General and administrative                  7,103         21,541
expenses
                                            107,033        118,464

  NET INCOME (LOSS)                      $(537,726)     $(262,743)

Net income (loss) allocated to
limited                                  $(532,349)     $(260,116)
  partners

Net income (loss) allocated general
  partner                                $  (5,377)     $  (2,627)

Net income (loss) per BAC                $    (.12)     $    (.06)


















     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS
                    Three Months Ended December 31,
                              (Unaudited)

                               Series 32


                                          2000           1999

Income
  Interest income                       $   166,210     $   51,982
  Other income                                    -              -
                                            166,210         51,982

Share of loss from Operating
  Partnerships(Note D)                     (81,397)       (12,742)

Expenses
  Professional fees                           2,049          4,039
  Fund management fee (Note C)               82,875         88,684
  Organization costs                              -              -
  Amortization                                9,082              -
  General and administrative                  5,035         25,288
expenses
                                             99 041        118,011

  NET INCOME (LOSS)                      $ (14,228)     $ (78,771)

Net income (loss) allocated to
limited                                  $ (14,086)     $ (77,983)
  partners

Net income (loss) allocated general
  partner                                $    (142)     $    (788)

Net income (loss) per BAC                $        -     $    (.02)


















     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS
                    Three Months Ended December 31,
                              (Unaudited)

                               Series 33


                                          2000           1999

Income
  Interest income                        $   28,521     $   50,428
  Other income                                    -              -
                                             28,521         50,428

Share of loss from Operating
  Partnerships(Note D)                     (53,930)         15,937

Expenses
  Professional fees                           2,381          3,457
  Fund management fee (Note C)               39,333         43,041
  Organization costs                              -              -
  Amortization                                6,792              -
  General and administrative                  9,547         18,737
expenses
                                             58,053         65,235

  NET INCOME (LOSS)                      $ (83,462)     $    1,130

Net income (loss) allocated to
limited                                  $ (82,627)     $    1,119
  partners

Net income (loss) allocated general
  partner                                $    (835)     $       11

Net income (loss) per BAC                $    (.03)     $        -


















     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS
                    Three Months Ended December 31,
                              (Unaudited)

                               Series 34


                                          2000           1999

Income
  Interest income                        $   15,447     $   67,204
  Other income                                    -              -
                                             15,447         67,204

Share of loss from Operating
  Partnerships(Note D)                    (162,714)        (2,897)

Expenses
  Professional fees                           1,125          4,286
  Fund management fee (Note C)               73,155         77,956
  Organization costs                              -              -
  Amortization                               10,815              -
  General and administrative                  4,343         26,546
expenses
                                             89,438        108,788

  NET INCOME (LOSS)                     $ (236,705)    $  (44,481)

Net income (loss) allocated to
limited                                 $ (234,338)    $  (44,036)
  partners

Net income (loss) allocated general
  partner                               $   (2,367)    $     (445)

Net income (loss) per BAC               $     (.07)    $     (.01)


















     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS
                    Three Months Ended December 31,
                              (Unaudited)

                               Series 35


                                          2000           1999

Income
  Interest income                        $   55,294     $  169,834
  Other income                                    -              -
                                             55,294        169,834

Share of loss from Operating
  Partnerships(Note D)                    (227,598)       (32,347)

Expenses
  Professional fees                           4,605          7,253
  Fund management fee (Note C)               54,660         49,413
  Organization costs                              -              -
  Amortization                               30,673              -
  General and administrative                  4,249         43,379
expenses
                                             94,187        100,045

  NET INCOME (LOSS)                      $(266,491)    $    37,442

Net income (loss) allocated to
limited                                  $(263,826)    $    37,068
  partners

Net income (loss) allocated general
  partner                                $  (2,665)    $       374

Net income (loss) per BAC                $    (.08)    $       .01


















     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS
                    Three Months Ended December 31,
                              (Unaudited)

                               Series 36


                                          2000           1999

Income
  Interest income                        $    2,925     $   22,638
  Other income                                    -         67,338
                                              2,925         89,976

Share of loss from Operating
  Partnerships(Note D)                    (131,843)              -

Expenses
  Professional fees                           4,049          4,707
  Fund management fee (Note C)               41,571         26,339
  Organization costs                              -         69,968
  Amortization                               22,628              -
  General and administrative                  5,010         19,542
expenses
                                             73,258        120,556

  NET INCOME (LOSS)                      $(202,176)     $ (30,580)

Net income (loss) allocated to
limited                                  $(200,154)     $ (30,274)
  partners

Net income (loss) allocated general
  partner                                $  (2,022)     $    (306)

Net income (loss) per BAC                $    (.10)     $        -

















     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS
                    Three Months Ended December 31,
                              (Unaudited)

                               Series 37


                                          2000           1999

Income
  Interest income                         $  65,439      $  26,166
  Other income                                    -              -
                                             65,439         26,166

Share of loss from Operating
  Partnerships(Note D)                     (45,367)

Expenses
  Professional fees                           3,848          1,262
  Fund management fee (Note C)               26,697              -
  Organization costs                         22,047         71,814
  Amortization                                    -              -
  General and administrative                  5,892          3,485
expenses
                                             58,484         76,561

  NET INCOME (LOSS)                       $(38,412)      $(50,395)

Net income (loss) allocated to
limited                                   $(38,028)      $(49,891)
  partners

Net income (loss) allocated general
  partner                                 $   (384)      $   (504)

Net income (loss) per BAC                 $   (.02)      $       -


















     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS
                    Three Months Ended December 31,
                              (Unaudited)


`                                      Series 38*
                                          2000

Income
  Interest income                        $   35,250
  Other income                                    -
                                             35,250

Share of loss from Operating
  Partnerships(Note D)                           76

Expenses
  Professional fees                           3,700
  Fund management fee (Note C)               36,738
  Organization costs                              -
  Amortization                                    -
  General and administrative                  9,402
expenses
                                             49,840

  NET INCOME (LOSS)                      $ (14,514)

Net income (loss) allocated to
limited                                  $ (14,369)
  partners

Net income (loss) allocated general
  partner                                $    (145)

Net income (loss) per BAC                $    (.01)














 *Series 38 did not commence operations until after December 31, 1999, thererfore it does not have comparative information to report.

     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS
                    Three Months Ended December 31,
                              (Unaudited)


                                       Series 39*
                                          2000

Income
  Interest income                       $     6,460
  Other income                                    -
                                              6,460

Share of loss from Operating
  Partnerships(Note D)                            -

Expenses
  Professional fees                           1,635
  Fund management fee (Note C)                    -
  Organization costs                         56,271
  Amortization                                    -
  General and administrative                 11,712
expenses
                                             69,618

  NET INCOME (LOSS)                       $(63,158)

Net income (loss) allocated to            $(62,526)
limited
  partners

Net income (loss) allocated general       $   (632)
  partner

Net income (loss) per BAC                 $   (.04)














 *Series 39 did not commence operations until after December 31, 1999, thererfore it does not have comparative information to report.

     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                              (Unaudited)




                                          2000           1999

Income
  Interest income                                 $  $   2,220,670
                                          2,060,683
  Other income                               28,739         98,003
                                          2,089,422      2,318,673

Share of income (loss) from
  Operating Partnerships(Note D)       (12,201,390)    (9,892,657)

Expenses
  Professional fees                         429,998        506,069
  Fund management fee                     3,458,921      2,985,846
  Organization costs                         56,271        870,257
  Amortization                              379,662         45,522
  General and administrative                734,673        994,694
expenses
                                          5,059,525      5,402,388

  NET INCOME (LOSS)                  $ (15,171,493)  $(12,976,372)

Net income (loss) allocated to
  limited partners                   $ (15,019,778)  $(12,846,609)

Net income (loss) allocated general
  partner                            $    (151,715)  $   (129,763)

Net income (loss) per BAC            $       (4.90)  $      (4.14)















     The accompanying notes are an integral part of this statement

                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 20


                                          2000           1999

Income
  Interest income                      $      3,401 $       10,716
  Other income                                4,500          6,900
                                              7,901         17,616

Share of income (loss) from
  Operating Partnerships(Note D)        (1,211,266)    (1,129,855)

Expenses
  Professional fees                          19,516         28,703
  Fund management fee                       242,559        215,215
  Organization costs                              -         10,607
  Amortization                                2,679          2,679
  General and administrative                 21,343         28,512
expenses
                                            286,097        285,716

  NET INCOME (LOSS)                    $(1,489,462)  $ (1,397,955)

Net income (loss) allocated to
  limited partners                     $(1,474,567)  $ (1,383,975)

Net income (loss) allocated general
  partner                              $   (14,895)  $    (13,980)

Net income (loss) per BAC              $      (.38)  $       (.36)















     The accompanying notes are an integral part of this statement

                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 21


                                          2000           1999

Income
  Interest income                      $     35,783  $      47,634
  Other income                                  150              -
                                             35,933         47,634

Share of income (loss) from
  Operating Partnerships(Note D)          (746,022)      (845,579)

Expenses
  Professional fees                          14,519         21,016
  Fund management fee                       161,100        115,972
  Organization costs                              -              -
  Amortization                                1,465          1,465
  General and administrative                 16,443         29,509
expenses
                                            193,527        167,962

  NET INCOME (LOSS)                    $  (903,616)  $   (965,907)

Net income (loss) allocated to
  limited partners                     $  (894,580)  $   (956,248)

Net income (loss) allocated general
  partner                              $    (9,036)  $     (9,659)

Net income (loss) per BAC              $      (.47)  $       (.51)















     The accompanying notes are an integral part of this statement

                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 22


                                          2000           1999

Income
  Interest income                      $     20,222   $     18,946
  Other income                                3,000          3,900
                                             23,222         22,846

Share of income (loss) from
  Operating Partnerships(Note D)          (839,524)      (589,242)

Expenses
  Professional fees                          19,675         25,731
  Fund management fee                       170,203        168,344
  Organization costs                              -          9,694
  Amortization                                4,605          4,605
  General and administrative                 18,442         26,141
expenses
                                            212,925        234,515

  NET INCOME (LOSS)                    $(1,029,227)   $  (800,911)

Net income (loss) allocated to
  limited partners                     $(1,018,935)   $  (792,902)

Net income (loss) allocated general
  partner                              $   (10,292)   $    (8,009)

Net income (loss) per BAC              $      (.40)   $      (.31)















     The accompanying notes are an integral part of this statement

                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 23


                                          2000           1999

Income
  Interest income                      $      6,745   $      7,658
  Other income                                4,289          4,800
                                             11,034         12,458

Share of income (loss) from
  Operating Partnerships(Note D)          (852,075)      (800,696)

Expenses
  Professional fees                          17,897         21,965
  Fund management fee                       150,134        138,715
  Organization costs                              -         16,933
  Amortization                                5,406          4,685
  General and administrative                 19,943         25,731
expenses
                                            193,380        208,029

  NET INCOME (LOSS)                    $(1,034,421)   $  (996,267)

Net income (loss) allocated to
  limited partners                     $(1,024,077)   $  (986,304)

Net income (loss) allocated general
  partner                              $   (10,344)   $    (9,963)

Net income (loss) per BAC              $      (.31)   $      (.30)















     The accompanying notes are an integral part of this statement

                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 24


                                          2000           1999

Income
  Interest income                      $     17,532  $      15,344
  Other income                                5,550            150
                                             23,082         15,494

Share of income (loss) from
  Operating Partnerships(Note D)        (1,064,368)    (1,046,111)

Expenses
  Professional fees                          36,040         23,575
  Fund management fee                       173,889        131,758
  Organization costs                              -         19,470
  Amortization                                7,653          7,653
  General and administrative                 19,545         24,473
expenses
                                            237,127        206,929

  NET INCOME (LOSS)                    $(1,278,413)  $ (1,237,546)

Net income (loss) allocated to
  limited partners                     $(1,265,629)  $ (1,225,171)

Net income (loss) allocated general
  partner                              $   (12,784)  $    (12,375)

Net income (loss) per BAC              $      (.58)  $       (.56)















     The accompanying notes are an integral part of this statement

                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 25


                                          2000           1999

Income
  Interest income                      $     68,069  $      35,047
  Other income                                    -          5,831
                                             68,069         40,878

Share of income (loss) from
  Operating Partnerships(Note D)        (1,047,328)    (1,189,932)

Expenses
  Professional fees                          27,132         24,516
  Fund management fee                       190,677        167,457
  Organization costs                              -         18,354
  Amortization                               11,414         11,414
  General and administrative                 21,393         32,208
expenses
                                            250,616        253,949

  NET INCOME (LOSS)                    $(1,229,875)  $ (1,403,003)

Net income (loss) allocated to
  limited partners                     $(1,217,576)  $ (1,388,973)

Net income (loss) allocated general
  partner                              $   (12,299)  $    (14,030)

Net income (loss) per BAC              $      (.40)  $       (.46)















     The accompanying notes are an integral part of this statement

                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 26


                                          2000           1999

Income
  Interest income                      $     55,778   $     51,921
  Other income                               11,250              -
                                             67,028         51,921

Share of income (loss) from
  Operating Partnerships(Note D)          (746,686)      (632,062)

Expenses
  Professional fees                          28,523         41,942
  Fund management fee                       292,535        265,522
  Organization costs                              -         42,595
  Amortization                               13,166         13,021
  General and administrative                 22,794         41,447
expenses
                                            357,018        404,527

  NET INCOME (LOSS)                    $(1,036,676)   $  (984,668)

Net income (loss) allocated to
  limited partners                     $(1,026,309)   $  (974,821)

Net income (loss) allocated general
  partner                              $   (10,367)   $    (9,847)

Net income (loss) per BAC              $      (.26)   $      (.24)















     The accompanying notes are an integral part of this statement

                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 27


                                          2000           1999

Income
  Interest income                      $     30,889   $     26,904
  Other income                                    -              -
                                             30,889         26,904

Share of income (loss) from
  Operating Partnerships(Note D)          (586,626)      (646,553)

Expenses
  Professional fees                          16,571         22,059
  Fund management fee                       212,573        210,293
  Organization costs                              -         38,806
  Amortization                               11,741              -
  General and administrative                 16,349         25,481
expenses
                                            257,234        296,639

  NET INCOME (LOSS)                    $  (812,971)   $  (916,288)

Net income (loss) allocated to
  limited partners                     $  (804,841)   $  (907,125)

Net income (loss) allocated general
  partner                              $    (8,130)   $    (9,163)

Net income (loss) per BAC              $      (.33)   $      (.37)















     The accompanying notes are an integral part of this statement

                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 28


                                          2000           1999

Income
  Interest income                      $    138,513   $    204,693
  Other income                                    -              -
                                            138,513        204,693

Share of income (loss) from
  Operating Partnerships(Note D)          (791,224)      (838,127)

Expenses
  Professional fees                          27,432         37,572
  Fund management fee                       240,252        220,228
  Organization costs                              -         55,896
  Amortization                                2,475              -
  General and administrative                 31,597         84,519
expenses
                                            301,756        398,215

  NET INCOME (LOSS)                    $  (954,467)   $(1,031,649)

Net income (loss) allocated to
  limited partners                     $  (944,922)   $(1,021,333)

Net income (loss) allocated general
  partner                              $    (9,545)   $   (10,316)

Net income (loss) per BAC              $      (.24)   $      (.26)















     The accompanying notes are an integral part of this statement

                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 29


                                          2000           1999

Income
  Interest income                      $     79,797   $    161,458
  Other income                                    -              -
                                             79,797        161,458

Share of income (loss) from
  Operating Partnerships(Note D)          (905,672)      (992,263)

Expenses
  Professional fees                          21,842         36,213
  Fund management fee                       231,019        234,098
  Organization costs                              -         49,448
  Amortization                                2,449              -
  General and administrative                 36,536         77,736
expenses
                                            291,846        397,495

  NET INCOME (LOSS)                    $(1,117,721)   $(1,228,300)

Net income (loss) allocated to
  limited partners                     $(1,106,544)   $(1,216,017)

Net income (loss) allocated general
  partner                              $   (11,177)   $   (12,283)

Net income (loss) per BAC              $      (.28)   $      (.30)















     The accompanying notes are an integral part of this statement

                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 30


                                          2000           1999

Income
  Interest income                      $    166,713   $    158,891
  Other income                                    -              -
                                            166,713        158,891

Share of income (loss) from
  Operating Partnerships(Note D)          (553,487)      (147,908)

Expenses
  Professional fees                          24,252         35,083
  Fund management fee                       141,937        142,565
  Organization costs                              -         48,501
  Amortization                               15,904              -
  General and administrative                 45,760         66,958
expenses
                                            227,853        293,107

  NET INCOME (LOSS)                    $  (614,627)   $  (282,124)

Net income (loss) allocated to
  limited partners                     $  (608,481)   $  (279,303)

Net income (loss) allocated general
  partner                              $    (6,146)   $    (2,821)

Net income (loss) per BAC              $      (.23)   $      (.11)















     The accompanying notes are an integral part of this statement

                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 31


                                          2000           1999

Income
  Interest income                     $     111,806  $     181,962
  Other income                                    -              -
                                            111,806        181,962

Share of income (loss) from
  Operating Partnerships(Note D)        (1,243,646)    (1,180,616)

Expenses
  Professional fees                          24,859         39,580
  Fund management fee                       241,728        275,472
  Organization costs                              -         51,385
  Amortization                                    -              -
  General and administrative                 45,364         70,916
expenses
                                            311,951        437,353

  NET INCOME (LOSS)                    $(1,443,791)  $ (1,436,007)

Net income (loss) allocated to
  limited partners                     $(1,429,353)  $ (1,421,647)

Net income (loss) allocated general
  partner                              $   (14,438)  $    (14,360)

Net income (loss) per BAC              $      (.32)  $       (.32)















     The accompanying notes are an integral part of this statement

                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 32


                                          2000           1999

Income
  Interest income                      $    291,236   $    281,294
  Other income                                    -              -
                                            291,236        281,294

Share of income (loss) from
  Operating Partnerships(Note D)          (463,456)         52,422

Expenses
  Professional fees                          25,937         37,630
  Fund management fee                       240,625        241,797
  Organization costs                              -         50,418
  Amortization                               27,221              -
  General and administrative                 64,134        102,118
expenses
                                            357,917        431,963

  NET INCOME (LOSS)                    $  (530,137)   $   (98,247)

Net income (loss) allocated to
  limited partners                     $  (524,836)   $   (97,265)

Net income (loss) allocated general
  partner                              $    (5,301)   $      (982)

Net income (loss) per BAC              $      (.11)   $      (.02)















     The accompanying notes are an integral part of this statement

                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 33


                                          2000           1999

Income
  Interest income                      $    168,306   $    247,318
  Other income                                    -              -
                                            168,306        247,318

Share of income (loss) from
  Operating Partnerships(Note D)          (197,782)        149,447

Expenses
  Professional fees                          19,078         29,217
  Fund management fee                       119,579        126,290
  Organization costs                              -         83,770
  Amortization                               20,264              -
  General and administrative                 60,997         87,131
expenses
                                            219,918        326,408

  NET INCOME (LOSS)                    $  (249,394)   $     70,357

Net income (loss) allocated to
  limited partners                     $  (246,900)   $     69,653

Net income (loss) allocated general
  partner                              $    (2,494)   $        704

Net income (loss) per BAC              $      (.09)   $        .03















     The accompanying notes are an integral part of this statement

                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 34


                                          2000           1999

Income
  Interest income                      $    122,257   $    312,399
  Other income                                    -              -
                                            122,257        312,399

Share of income (loss) from
  Operating Partnerships(Note D)          (287,699)       (23,235)

Expenses
  Professional fees                          22,371         39,549
  Fund management fee                       219,465        193,271
  Organization costs                              -        110,441
  Amortization                               32,241              -
  General and administrative                 48,120        109,569
expenses
                                            322,197        452,830

  NET INCOME (LOSS)                    $  (487,639)   $  (163,666)

Net income (loss) allocated to
  limited partners                     $  (482,763)   $  (162,029)

Net income (loss) allocated general
  partner                              $    (4,876)   $    (1,637)

Net income (loss) per BAC              $      (.14)   $      (.05)















     The accompanying notes are an integral part of this statement

                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 35


                                          2000           1999

Income
  Interest income                      $    209,033   $    398,489
  Other income                                    -              -
                                            209,033        398,489

Share of income (loss) from
  Operating Partnerships(Note D)          (461,816)       (32,347)

Expenses
  Professional fees                          20,860         31,079
  Fund management fee                       158,980        112,510
  Organization costs                              -        122,157
  Amortization                               91,402              -
  General and administrative                 88,137        122,621
expenses
                                            359,379        388,367

  NET INCOME (LOSS)                    $  (612,162)   $   (22,225)

Net income (loss) allocated to
  limited partners                     $  (606,040)   $   (22,003)

Net income (loss) allocated general
  partner                              $    (6,122)   $      (222)

Net income (loss) per BAC              $      (.18)   $      (.01)















     The accompanying notes are an integral part of this statement

                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 36


                                          2000           1999

Income
  Interest income                      $     57,029   $     33,830
  Other income                                    -         76,422
                                             57,029        110,252

Share of income (loss) from
  Operating Partnerships(Note D)          (157,422)              -

Expenses
  Professional fees                          31,738          9,377
  Fund management fee                       119,185         26,339
  Organization costs                              -         69,968
  Amortization                               64,935              -
  General and administrative                 31,025         36,139
expenses
                                            246,883        141,823

  NET INCOME (LOSS)                    $  (347,276) $     (31,571)

Net income (loss) allocated to
  limited partners                     $  (343,803) $     (31,255)

Net income (loss) allocated general
  partner                              $    (3,473) $        (316)

Net income (loss) per BAC              $      (.16)  $            -















     The accompanying notes are an integral part of this statement

                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 37


                                          2000           1999

Income
  Interest income                      $    299,073   $     26,166
  Other income                                    -              -
                                            299,073         26,166

Share of income (loss) from
  Operating Partnerships(Note D)           (45,367)              -

Expenses
  Professional fees                          19,487          1,262
  Fund management fee                        80,091              -
  Organization costs                              -         71,814
  Amortization                               64,642              -
  General and administrative                 62,065          3,485
expenses
                                            226,285         76,561

  NET INCOME (LOSS)                    $     27,421   $   (50,395)

Net income (loss) allocated to
  limited partners                     $     27,147   $   (49,891)

Net income (loss) allocated general
  partner                              $        274   $      (504)

Net income (loss) per BAC              $        .01   $          -














     The accompanying notes are an integral part of this statement

                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                              (Unaudited)


                                       Series 38*
                                          2000

Income
  Interest income                        $  170,096
  Other income                                    -
                                            170,096

Share of income (loss) from
  Operating Partnerships(Note D)                 76

Expenses
  Professional fees                           9,884
  Fund management fee                        72,390
  Organization costs                              -
  Amortization                                    -
  General and administrative                 37,917
expenses
                                            120,191

  NET INCOME (LOSS)                      $   49,981

Net income (loss) allocated to
  limited partners                       $   49,481

Net income (loss) allocated general
  partner                                $      500

Net income (loss) per BAC                $      .02












 *Series 38 did not commence operations until after December 31, 1999 therefore, it does not have comparative information to report.

     The accompanying notes are an integral part of this statement

                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                              (Unaudited)


                                       Series 39*
                                          2000

Income
  Interest income                      $      8,405
  Other income                                    -
                                              8,405

Share of income (loss) from
  Operating Partnerships(Note D)                  -

Expenses
  Professional fees                           2,385
  Fund management fee                             -
  Organization costs                         56,271
  Amortization                                    -
  General and administrative                 26,769
expenses
                                             85,425

  NET INCOME (LOSS)                    $   (77,020)

Net income (loss) allocated to
  limited partners                     $   (76,250)

Net income (loss) allocated general
  partner                              $      (770)

Net income (loss) per BAC              $      (.05)












 *Series 39 did not commence operations until after December 31, 1999 therefore, it does not have comparative information to report.

     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

               STATEMENTS OF CHANGES IN PARTNERS CAPITAL

                    Nine Months Ended December 31,
                              (Unaudited)



                                                 Accumulated
                                     General       or other
                                     Partner     comprehensiv
                       Assignees                      e           Total
                                                    income

Partners Capital
 (deficit)
  April 1, 2000                  $            $   $   830,515             $
                       416,025,620    (767,937)                 416,088,198

Capital contributions   37,438,000            -             -    37,438,000

Selling commissions
and                    (5,183,308)            -             -   (5,183,308)
  registration costs

Net income (loss)      (15,019,778    (151,715)             -  (15,171,493)
                                 )

Partners capital
 (deficit),
  December 31, 2000              $ $  (919,652)   $   830,515             $
                       433,260,534                              433,171,397


























     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

               STATEMENTS OF CHANGES IN PARTNERS CAPITAL

                    Nine Months Ended December 31,
                              (Unaudited)



                                                 Accumulated
                                     General       or other
                                     Partner     comprehensiv
                       Assignees                      e           Total
                                                    income
      Series 20
Partners Capital
 (deficit)
  April 1, 2000                  $ $  (153,019)  $          -  $ 17,754,573
                        17,907,592

Capital contributions            -            -             -             -

Selling commissions
and                              -            -             -             -
  registration costs

Net income (loss)      (1,474,567)     (14,895)             -   (1,489,462)

Partners capital
 (deficit),
  December 31, 2000              $ $  (167,914)   $         -  $ 16,265,111
                        16,433,025

      Series 21
Partners Capital
 (deficit)
  April 1, 2000                  $ $   (89,971)   $    18,464  $  7,216,580
                         7,288,087

Capital contributions            -            -             -             -

Selling commissions
and                              -            -             -             -
  registration costs

Net income (loss)        (894,580)      (9,036)             -     (903,616)

Partners capital
 (deficit),
  December 31, 2000              $ $   (99,007)   $    18,464  $  6,312,964
                         6,393,507









     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

               STATEMENTS OF CHANGES IN PARTNERS CAPITAL

                    Nine Months Ended December 31,
                              (Unaudited)



                                                 Accumulated
                                     General       or other
                                     Partner     comprehensiv
                       Assignees                      e           Total
                                                    income
      Series 22
Partners Capital
 (deficit)
  April 1, 2000                  $ $   (83,881)  $      9,776  $ 13,529,780
                        13,603,885

Capital contributions            -            -             -             -

Selling commissions
and                              -            -             -             -
  registration costs

Net income (loss)      (1,018,935)     (10,292)             -   (1,029,227)

Partners capital
 (deficit),
  December 31, 2000              $ $   (94,173)  $      9,776  $ 12,500,553
                        12,584,950

      Series 23
Partners Capital
 (deficit)
  April 1, 2000                  $ $   (80,247)   $         -  $ 20,459,987
                        20,540,234

Capital contributions            -            -             -             -

Selling commissions
and                              -            -             -             -
  registration costs

Net income (loss)      (1,024,077)     (10,344)             -   (1,034,421)

Partners capital
 (deficit),
  December 31, 2000              $ $   (90,591)  $          -  $ 19,425,566
                        19,516,157










     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

               STATEMENTS OF CHANGES IN PARTNERS CAPITAL

                    Nine Months Ended December 31,
                              (Unaudited)



                                                 Accumulated
                                     General       or other
                                     Partner     comprehensiv
                       Assignees                      e           Total
                                                    income
      Series 24
Partners Capital
 (deficit)
  April 1, 2000                  $ $   (59,924)  $      8,292  $ 12,545,757
                        12,597,389

Capital contributions            -            -             -             -

Selling commissions
and                              -            -             -             -
  registration costs

Net income (loss)      (1,265,629)     (12,784)             -   (1,278,413)

Partners capital
 (deficit),
  December 31, 2000              $ $   (72,708)  $      8,292  $ 11,267,344
                        11,331,760

      Series 25
Partners Capital
 (deficit)
  April 1, 2000                  $ $   (66,267)  $     18,997  $ 19,136,698
                        19,183,968

Capital contributions            -            -             -             -

Selling commissions
and                              -            -             -             -
  registration costs

Net income (loss)      (1,217,576)     (12,299)             -   (1,229,875)

Partners capital
 (deficit),
  December 31, 2000              $            $  $     18,997  $ 17,906,823
                        17,966,392     (78,566)










     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

               STATEMENTS OF CHANGES IN PARTNERS CAPITAL

                    Nine Months Ended December 31,
                              (Unaudited)



                                                 Accumulated
                                     General       or other
                                     Partner     comprehensiv
                       Assignees                      e           Total
                                                    income
      Series 26
Partners Capital
 (deficit)
  April 1, 2000                  $ $   (47,570)  $      7,044  $ 29,275,329
                        29,315,855

Capital contributions            -            -             -             -

Selling commissions
and                              -            -             -             -
  registration costs

Net income (loss)      (1,026,308)     (10,367)             -   (1,036,675)

Partners capital
 (deficit),
  December 31, 2000              $            $  $      7,044  $ 28,238,654
                        28,289,547     (57,937)

      Series 27
Partners Capital
 (deficit)
  April 1, 2000                  $            $  $     17,825  $ 16,790,892
                        16,811,783     (38,716)

Capital contributions            -            -             -             -

Selling commissions
and                              -            -             -             -
  registration costs

Net income (loss)        (804,841)      (8,130)             -     (812,971)

Partners capital
 (deficit),
  December 31, 2000              $            $  $     17,825  $ 15,977,921
                        16,006,942     (46,846)










     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

               STATEMENTS OF CHANGES IN PARTNERS CAPITAL

                    Nine months Ended December 31,
                              (Unaudited)



                                                 Accumulated
                                     General       or other
                                     Partner     comprehensiv
                       Assignees                      e           Total
                                                    income
      Series 28
Partners Capital
 (deficit)
  April 1, 2000                  $ $   (26,184)  $     63,510  $ 31,819,946
                        31,782,620

Capital contributions            -            -             -             -

Selling commissions
and                              -            -             -             -
  registration costs

Net income (loss)        (944,922)      (9,545)             -     (954,467)

Partners capital
 (deficit),
  December 31, 2000              $ $   (35,729)  $     63,510  $ 30,865,479
                        30,837,698

      Series 29
Partners Capital
 (deficit)
  April 1, 2000                  $ $   (41,869)  $     33,958  $ 29,711,724
                        29,719,635

Capital contributions            -            -             -             -

Selling commissions
and                              -            -             -             -
  registration costs

Net income (loss)      (1,106,544)     (11,177)             -   (1,117,721)

Partners capital
 (deficit),
  December 31, 2000              $            $  $     33,958  $ 28,594,003
                        28,613,091     (53,046)










     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

               STATEMENTS OF CHANGES IN PARTNERS CAPITAL

                    Nine Months Ended December 31,
                              (Unaudited)



                                                 Accumulated
                                     General       or other
                                     Partner     comprehensiv
                       Assignees                      e           Total
                                                    income
      Series 30
Partners Capital
 (deficit)
  April 1, 2000                  $ $   (12,469)  $     63,230  $ 21,521,986
                        21,471,225

Capital contributions            -            -             -             -

Selling commissions
and                              -            -             -             -
  registration costs

Net income (loss)        (608,481)      (6,146)             -     (614,627)

Partners capital
 (deficit),
  December 31, 2000              $ $   (18,615)  $     63,230  $ 20,907,359
                        20,862,744

      Series 31
Partners Capital
 (deficit)
  April 1, 2000                  $ $   (36,641)  $     70,407  $ 34,332,358
                        34,298,592

Capital contributions            -            -             -             -

Selling commissions
and                              -            -             -             -
  registration costs

Net income (loss)      (1,429,353)     (14,438)             -   (1,443,791)

Partners capital
 (deficit),
  December 31, 2000              $ $   (51,079)  $     70,407  $ 32,888,567
                        32,869,239










     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

               STATEMENTS OF CHANGES IN PARTNERS CAPITAL


                    Nine Months Ended December 31,
                              (Unaudited)



                                                 Accumulated
                                     General       or other
                                     Partner     comprehensiv
                       Assignees                      e           Total
                                                    income
      Series 32
Partners Capital
 (deficit)
  April 1, 2000                  $ $   (12,392)  $     80,336  $ 39,477,340
                        39,409,396

Capital contributions            -            -             -             -

Selling commissions
and                              -            -             -             -
  registration costs

Net income (loss)        (524,836)      (5,301)             -     (530,137)

Partners capital
 (deficit),
  December 31, 2000              $ $   (17,693)  $     80,336  $ 38,947,203
                        38,884,560

      Series 33
Partners Capital
 (deficit)
  April 1, 2000                  $ $    (5,110)  $     89,389  $ 22,156,533
                        22,072,254

Capital contributions            -            -             -             -

Selling commissions
and                              -            -             -             -
  registration costs

Net income (loss)        (246,900)      (2,494)             -     (249,394)

Partners capital
 (deficit),
  December 31, 2000              $ $    (7,604)  $     89,389  $ 21,907,139
                        21,825,354










     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

               STATEMENTS OF CHANGES IN PARTNERS CAPITAL

                    Nine Months Ended December 31,
                              (Unaudited)



                                                 Accumulated
                                     General       or other
                                     Partner     comprehensiv
                       Assignees                      e           Total
                                                    income
      Series 34
Partners Capital
 (deficit)
  April 1, 2000                  $  $   (6,593)  $     95,352  $ 29,476,969
                        29,388,210

Capital contributions            -            -             -             -

Selling commissions
and                              -            -             -             -
  registration costs

Net income (loss)        (482,763)      (4,876)             -     (487,639)

Partners capital
 (deficit),
  December 31, 2000              $ $   (11,469)  $     95,352  $ 28,989,330
                        28,905,447

      Series 35
Partners Capital
 (deficit)
  April 1, 2000                  $ $    (2,684)  $     76,772  $ 28,011,392
                        27,937,304

Capital contributions            -            -             -             -

Selling commissions
and                          (500)            -             -         (500)
  registration costs

Net income (loss)        (606,040)      (6,122)             -     (612,162)

Partners capital
 (deficit),
  December 31, 2000              $ $    (8,806)  $     76,772  $ 27,398,730
                        27,330,764










     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

               STATEMENTS OF CHANGES IN PARTNERS CAPITAL

                    Nine Months Ended December 31,
                              (Unaudited)



                                                 Accumulated
                                     General       or other
                                     Partner     comprehensiv
                       Assignees                      e           Total
                                                    income
      Series 36
Partners Capital
 (deficit)
  April 1, 2000                  $            $  $     53,275  $ 17,619,971
                        17,569,744      (3,048)

Capital contributions            -            -             -             -

Selling commissions
and                        (5,171)            -             -       (5,171)
  registration costs

Net income (loss)        (343,803)      (3,473)             -     (347,276)

Partners capital
 (deficit),
  December 31, 2000              $            $  $     53,275  $ 17,267,524
                        17,220,770      (6,521)

      Series 37
Partners Capital
 (deficit)
  April 1, 2000                  $            $  $    123,888  $ 21,745,547
                        21,622,194        (535)

Capital contributions            -            -             -             -

Selling commissions
and                                           -             -      (18,876)
  registration costs      (18,876)

Net income (loss)           27,147          274             -        27,421

Partners capital
 (deficit),
  December 31, 2000              $            $  $    123,888  $ 21,754,092
                        21,630,465        (261)








     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

               STATEMENTS OF CHANGES IN PARTNERS CAPITAL

                    Nine Months Ended December 31,
                              (Unaudited)



                                                 Accumulated
                                     General       or other
                                     Partner     comprehensiv
                       Assignees                      e           Total
                                                    income
      Series 38
Partners Capital
 (deficit)
  April 1, 2000        $ 3,505,653 $      (817)  $          -   $ 3,504,836

Capital contributions   20,968,000            -             -    20,968,000

Selling commissions
and                    (2,820,170)            -             -   (2,820,170)
  registration costs

Net income (loss)           49,481          500             -        49,981

Partners capital
 (deficit),
  December 31, 2000              $ $      (317)  $          -  $ 21,702,647
                        21,702,964

      Series 39
Partners Capital
 (deficit)
  April 1, 2000                  $ $          -  $          -  $          -
                                 -

Capital contributions   16,470,000            -             -    16,470,000

Selling commissions
and                    (2,338,591)            -             -   (2,338,591)
  registration costs

Net income (loss)         (76,250)        (770)             -      (77,020)

Partners capital
 (deficit),
  December 31, 2000              $ $      (770)  $          -  $ 14,054,389
                        14,055,159









     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31,
                              (Unaudited)


                                        2000           1999
Cash flows from operating
activities:

   Net income (loss)                $(15,171,493)              $
                                                    (12,976,372)
   Adjustments
      Amortization                        379,662         45,522
      Distributions from Operating
        Partnerships                       91,241         66,440
      Share of Loss from Operating
        Partnerships                   12,201,390      9,892,657
   Changes in assets and
liabilities
      Decrease (Increase) in
        organization costs                      -        623,193
      (Decrease) Increase in
accounts                                 (87,487)        387,346
        payable and accrued
expenses
      Decrease (Increase) in
prepaid                                                        -
        expenses
      Decrease (Increase) in
accounts                              (1,660,946)    (5,716,247)
        receivable
      (Decrease) Increase in
accounts                                2,083,411      1,373,154
        payable affiliates
      Line of credit                    (707,516)              -

      Net cash (used in) provided
by                                      2,871,738    (6,304,307)
        Operating activities


Cash flows from investing
activity:

   Acquisition costs repaid (paid)
for
     Operating Partnerships           (4,331,975)    (7,111,994)
acquired
     or to be acquired
   Capital contributions paid to
     Operating Partnerships          (46,606,651)
                                                    (51,819,305)
   Advances to Operating                3,155,610      (477,645)
Partnerships
   Investments                         23,099,483     11,754,698

   Net cash (used in) provided by
     investing activities            (24,683,533)   (47,654,246)







     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31,
                              (Unaudited)



                                        2000           1999

Continued

Cash flows from financing
activities:

   Sales and registration costs       (5,183,308)    (9,143,701)
paid
   Capital contributions received      37,438,000     63,715,200

      Net cash (used in)provided
by                                     32,254,692     54,571,499
        financing activities


      INCREASE (DECREASE) IN CASH
AND                                     4,699,421        612,946
        CASH EQUIVALENTS

Cash and cash equivalents,             15,484,389     14,152,267
beginning

Cash and cash equivalents, ending     $20,183,810    $14,765,213

Supplemental schedule of non-cash
  investing and financing
activities
  the fund has increased its
investments                           $18,164,538    $20,231,450
  for unpaid capital contributions
  due to the Operating
Partnerships




















     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 20

                                        2000           1999
Cash flows from operating
activities:

   Net income (loss)                 $(1,489,462)   $(1,397,955)
   Adjustments
      Amortization                          2,679          2,679
      Distributions from Operating
        Partnerships                       15,172         18,595
      Share of Loss from Operating
        Partnerships                    1,211,266      1,129,855
   Changes in assets and
liabilities
      Decrease (Increase) in
        organization costs                      -         10,607
     (Decrease) Increase in
accounts                                        -              -
        payable and accrued
expenses
      Decrease (Increase) in
prepaid                                         -              -
        expenses
      Decrease (Increase) in
accounts                                (127,220)         47,897
        receivable
      (Decrease) Increase in
accounts                                                 284,436
        payable affiliates                284,436
      Line of credit                            -              -

      Net cash (used in) provided
by                                      (103,129)         96,114
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

Continued

Cash flows from financing
activities:

   Sales and registration costs                 -              -
paid
   Capital contributions received               -              -

      Net cash (used in)provided
by                                              -              -
        financing activities


      INCREASE (DECREASE) IN CASH
AND                                     (103,129)         96,114
        CASH EQUIVALENTS

Cash and cash equivalents,                312,723        223,286
beginning

Cash and cash equivalents, ending         209,594        319,400

Supplemental schedule of non-cash
  investing and financing
activities
  the fund has increased its
investments                          $          -    $         -
  for unpaid capital contributions
  due to the Operating
Partnerships


















     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 21

                                        2000           1999
Cash flows from operating
activities:

   Net income (loss)                 $  (903,616)   $  (965,907)
   Adjustments
      Amortization                          1,465          1,465
      Distributions from Operating
        Partnerships                          436            436
      Share of Loss from Operating
        Partnerships                      746,022        845,579
   Changes in assets and
liabilities
      Decrease (Increase) in
        organization costs                      -              -
     (Decrease) Increase in
accounts                                        -              -
        payable and accrued
expenses
      Decrease (Increase) in
prepaid                                         -              -
        expenses
      Decrease (Increase) in
accounts                                    (187)          (412)
        receivable
      (Decrease) Increase in
accounts                                   69,380        169,380
        payable affiliates
      Line of credit                            -              -
      Net cash (used in) provided
by                                       (86,500)         50,541
        Operating activities


Cash flows from investing
activity:

   Acquisition costs repaid (paid)
for
     Operating Partnerships                     -              -
acquired
     or to be acquired
   Capital contributions paid to
     Operating Partnerships                     -              -
   Advances to Operating                        -              -
Partnerships
   Investments                            267,604         43,266

   Net cash (used in) provided by
     investing activities                 267,604         43,266





     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 21

                                        2000           1999

Continued

Cash flows from financing
activities:

   Sales and registration costs                 -              -
paid
   Capital contributions received               -              -

      Net cash (used in)provided
by                                              -              -
        financing activities


      INCREASE (DECREASE) IN CASH
AND                                       181,104         93,807
        CASH EQUIVALENTS

Cash and cash equivalents,                272,223        204,141
beginning

Cash and cash equivalents, ending         453,327        297,948

Supplemental schedule of non-cash
  investing and financing
activities
  the fund has increased its
investments                          $          -   $          -
  for unpaid capital contributions
  due to the Operating
Partnerships


















     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 22

                                        2000           1999
Cash flows from operating
activities:

   Net income (loss)                $ (1,029,227)    $ (800,911)
   Adjustments
      Amortization                          4,605          4,605
      Distributions from Operating
        Partnerships                        3,910          3,768
      Share of Loss from Operating
        Partnerships                      839,524        589,242
   Changes in assets and
liabilities
      Decrease (Increase) in
        organization costs                      -          9,694
     (Decrease) Increase in
accounts                                        -              -
        payab.e and accrued
expenses
      Decrease (Increase) in
prepaid                                         -              -
        expenses
      Decrease (Increase) in
accounts                                    (100)          (229)
        receivable
      (Decrease) Increase in
accounts                                  190,946        190,944
        payable affiliates
      Line of credit                            -              -

      Net cash (used in) provided
by                                          9,658        (2,887)
        Operating activities


Cash flows from investing
activity:

   Acquisition costs repaid (paid)
for
     Operating Partnerships                     -              -
acquired
     or to be acquired
   Capital contributions paid to
     Operating Partnerships                     -       (18,190)
   Advances to Operating                        -         11,705
Partnerships
   Investments                            141,852       (17,469)

   Net cash (used in) provided by
     investing activities                 141,852       (23,954)




     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 22

                                        2000           1999

Continued

Cash flows from financing
activities:

   Sales and registration costs                 -              -
paid
   Capital contributions received               -              -

      Net cash (used in)provided
by                                              -              -
        financing activities


      INCREASE (DECREASE) IN CASH
AND                                       151,510       (26,841)
        CASH EQUIVALENTS

Cash and cash equivalents,                271,654        319,333
beginning

Cash and cash equivalents, ending    $    423,164    $   292,492

Supplemental schedule of non-cash
  investing and financing
activities
  the fund has increased its
investments                          $          -    $         -
  for unpaid capital contributions
  due to the Operating
Partnerships


















     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 23

                                        2000           1999
Cash flows from operating
activities:

   Net income (loss)                $ (1,034,421)    $ (996,267)
   Adjustments
      Amortization                          5,406          4,685
      Distributions from Operating
        Partnerships                          315            333
      Share of Loss from Operating
        Partnerships                      852,075        800,696
   Changes in assets and
liabilities
      Decrease (Increase) in
        organization costs                      -         16,933
     (Decrease) Increase in
accounts                                        -              -
        payable and accrued
expenses
      Decrease (Increase) in
prepaid                                         -              -
        expenses
      Decrease (Increase) in
accounts                                        -         12,063
        receivable
      (Decrease) Increase in
accounts                                  180,199        180,198
        payable affiliates
      Line of credit                            -              -

      Net cash (used in) provided
by                                          3,574         18,641
        Operating activities


Cash flows from investing
activity:

   Acquisition costs repaid (paid)
for
     Operating Partnerships                     -              -
acquired
     or to be acquired
   Capital contributions paid to
     Operating Partnerships                     -      (274,147)
   Advances to Operating                        -        150,000
Partnerships
   Investments                                  -              -

   Net cash (used in) provided by
     investing activities                       -      (124,147)




     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 23

                                        2000           1999

Continued

Cash flows from financing
activities:

   Sales and registration costs                 -              -
paid
   Capital contributions received               -              -

      Net cash (used in)provided
by                                              -              -
        financing activities


      INCREASE (DECREASE) IN CASH
AND                                         3,574      (105,506)
        CASH EQUIVALENTS

Cash and cash equivalents,                339,179        610,758
beginning

Cash and cash equivalents, ending    $    342,753   $    505,252

Supplemental schedule of non-cash
  investing and financing
activities
  the fund has increased its
investments                          $          -   $          -
  for unpaid capital contributions
  due to the Operating
Partnerships


















     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 24

                                        2000           1999
Cash flows from operating
activities:

   Net income (loss)                 $(1,278,413)              $
                                                     (1,237,546)
   Adjustments
      Amortization                          7,653          7,653
      Distributions from Operating
        Partnerships                            -         14,010
      Share of Loss from Operating
        Partnerships                    1,064,368      1,046,111
   Changes in assets and
liabilities
      Decrease (Increase) in
        organization costs                      -         19,470
     (Decrease) Increase in
accounts                                        -              -
        payable and accrued
expenses
      Decrease (Increase) in
prepaid                                         -              -
        expenses
      Decrease (Increase) in
accounts                                 (28,415)        (3,891)
        receivable
      (Decrease) Increase in
accounts                                   75,014        175,016
        payable affiliates
      Line of credit                            -              -
      Net cash (used in) provided
by                                      (159,793)         20,823
        Operating activities


Cash flows from investing
activity:

   Acquisition costs repaid (paid)
for
     Operating Partnerships                     -           (23)
acquired
     or to be acquired
   Capital contributions paid to
     Operating Partnerships                     -       (16,242)
   Advances to Operating                        -         16,868
Partnerships
   Investments                            120,474       (58,080)

   Net cash (used in) provided by
     investing activities                 120,474       (57,477)





     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 24

                                        2000           1999

Continued

Cash flows from financing
activities:

   Sales and registration costs                 -              -
paid
   Capital contributions received               -              -

      Net cash (used in)provided
by                                              -              -
        financing activities


      INCREASE (DECREASE) IN CASH
AND                                      (39,319)       (36,654)
        CASH EQUIVALENTS

Cash and cash equivalents,                294,853        304,564
beginning

Cash and cash equivalents, ending    $    255,534   $    267,910

Supplemental schedule of non-cash
  investing and financing
activities
  the fund has increased its
investments                          $          -   $          -
  for unpaid capital contributions
  due to the Operating
Partnerships


















     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 25

                                        2000           1999
Cash flows from operating
activities:

   Net income (loss)                $ (1,229,875)  $ (1,403,003)
   Adjustments
      Amortization                         11,414         11,414
      Distributions from Operating
        Partnerships                        4,106          5,293
      Share of Loss from Operating
        Partnerships                    1,047,328      1,189,932
   Changes in assets and
liabilities
      Decrease (Increase) in
        organization costs                      -         18,354
     (Decrease) Increase in
accounts                                        -          1,476
        payab.e and accrued
expenses
      Decrease (Increase) in
prepaid                                         -              -
        Expenses
      Decrease (Increase) in
accounts                                 (30,193)        (2,072)
        receivable
      (Decrease) Increase in
accounts                                  204,507        204,507
        payable affiliates
      Line of credit                            -              -

      Net cash (used in) provided
by                                          7,287         25,901
        Operating activities


Cash flows from investing
activity:

   Acquisition costs repaid (paid)
for
     Operating Partnerships                     -           (23)
acquired
     or to be acquired
   Capital contributions paid to
     Operating Partnerships             (352,859)      (158,340)
   Advances to Operating                        -         28,028
Partnerships
   Investments                            275,712       (34,527)

   Net cash (used in) provided by
     investing activities                (77,147)      (164,862)




     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 25

                                        2000           1999

Continued

Cash flows from financing
activities:

   Sales and registration costs                 -              -
paid
   Capital contributions received               -              -

      Net cash (used in)provided
by                                              -              -
        financing activities


      INCREASE (DECREASE) IN CASH
AND                                      (69,860)      (138,961)
        CASH EQUIVALENTS

Cash and cash equivalents,                526,832        660,000
beginning

Cash and cash equivalents, ending    $    456,972   $    521,039

Supplemental schedule of non-cash
  investing and financing
activities
  the fund has increased its
investments                          $          -   $          -
  for unpaid capital contributions
  due to the Operating
Partnerships


















     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 26

                                        2000           1999
Cash flows from operating
activities:

   Net income (loss)                 $(1,036,676)   $  (984,668)
   Adjustments
      Amortization                         13,166         13,021
      Distributions from Operating
        Partnerships                       26,510         15,446
      Share of Loss from Operating
        Partnerships                      746,686        632,062
   Changes in assets and
liabilities
      Decrease (Increase) in
        organization costs                      -         42,595
     (Decrease) Increase in
accounts                                        -              -
        payab.e and accrued
expenses
      Decrease (Increase) in
prepaid                                         -              -
        expenses
      Decrease (Increase) in
accounts                                  329,668        417,987
        receivable
      (Decrease) Increase in
accounts                                  328,182        312,241
        payable affiliates
      Line of credit                            -              -

      Net cash (used in) provided
by                                        407,536        448,684
        Operating activities


Cash flows from investing
activity:

   Acquisition costs repaid (paid)
for
     Operating Partnerships                     -        (2,439)
acquired
     or to be acquired
   Capital contributions paid to
     Operating Partnerships             (509,633)    (1,816,908)
   Advances to Operating                        -         70,239
Partnerships
   Investments                            217,461        506,738

   Net cash (used in) provided by
     investing activities               (292,172)    (1,242,370)




     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 26

                                        2000           1999

Continued

Cash flows from financing
activities:

   Sales and registration costs                 -        (3,245)
paid
   Capital contributions received               -       (63,800)

      Net cash (used in)provided
by                                              -       (67,045)
        financing activities


      INCREASE (DECREASE) IN CASH
AND                                       115,364      (860,731)
        CASH EQUIVALENTS

Cash and cash equivalents,                201,802      1,190,003
beginning

Cash and cash equivalents, ending    $    317,166   $    329,272

Supplemental schedule of non-cash
  investing and financing
activities
  the fund has increased its
investments                          $          -   $          -
  for unpaid capital contributions
  due to the Operating
Partnerships

















     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 27

                                        2000           1999
Cash flows from operating
activities:

   Net income (loss)                  $ (812,971)     $(916,288)
   Adjustments
      Amortization                         11,741              -
      Distributions from Operating
        Partnerships                        5,863          2,872
      Share of Loss from Operating
        Partnerships                      586,626        646,553
   Changes in assets and
liabilities
      Decrease (Increase) in
        organization costs                      -         38,806
     (Decrease) Increase in
accounts                                        -              -
        payable and accrued
expenses
      Decrease (Increase) in
prepaid                                         -              -
        Expenses
      Decrease (Increase) in
accounts                                  536,924        154,642
        receivable
      (Decrease) Increase in
accounts                                  236,403        234,393
        payable affiliates
      Line of credit                            -              -

      Net cash (used in) provided
by                                        564,586        160,978
        Operating activities


Cash flows from investing
activity:

   Acquisition costs repaid (paid)
for
     Operating Partnerships                     -        (8,714)
acquired
     or to be acquired
   Capital contributions paid to
     Operating Partnerships             (786,384)      (985,139)
   Advances to Operating                   99,549        171,100
Partnerships
   Investments                            357,499      (478,634)

   Net cash (used in) provided by
     investing activities               (329,336)    (1,301,387)




     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 27

                                        2000           1999

Continued

Cash flows from financing
activities:

   Sales and registration costs                 -              -
paid
   Capital contributions received               -              -

      Net cash (used in)provided
by                                              -              -
        financing activities


      INCREASE (DECREASE) IN CASH
AND                                       235,250    (1,140,409)
        CASH EQUIVALENTS

Cash and cash equivalents,                250,061      1,328,141
beginning

Cash and cash equivalents, ending    $    485,311   $    187,732

Supplemental schedule of non-cash
  investing and financing
activities
  the fund has increased its
investments                          $          -   $    152,592
  for unpaid capital contributions
  due to the Operating
Partnerships


















     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 28

                                        2000           1999
Cash flows from operating
activities:

   Net income (loss)                  $ (954,467)   $(1,031,649)
   Adjustments
      Amortization                          2,475              -
      Distributions from Operating
        Partnerships                        2,558            921
      Share of Loss from Operating
        Partnerships                      791,224        838,127
   Changes in assets and
liabilities
      Decrease (Increase) in
        organization costs                      -         55,896
     (Decrease) Increase in
accounts                                        -              -
        payable and accrued
expenses
      Decrease (Increase) in
prepaid                                         -              -
        expenses
      Decrease (Increase) in
accounts                                    6,155        199,037
        receivable
      (Decrease) Increase in
accounts                                        -      (255,798)
        payable affiliates
      Line of credit                            -              -

      Net cash (used in) provided
by                                      (152,055)      (193,466)
        Operating activities


Cash flows from investing
activity:

   Acquisition costs repaid (paid)
for
     Operating Partnerships                     -       (20,670)
acquired
     or to be acquired
   Capital contributions paid to
     Operating Partnerships           (1,725,082)      (859,344)
   Advances to Operating                1,477,458              -
Partnerships
   Investments                          1,203,501      1,606,744

   Net cash (used in) provided by
     investing activities                 955,877        726,730




     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 28

                                        2000           1999

Continued

Cash flows from financing
activities:

   Sales and registration costs                 -        (1,977)
paid
   Capital contributions received               -              -

      Net cash (used in)provided
by                                              -        (1,977)
        financing activities


      INCREASE (DECREASE) IN CASH
AND                                       803,822        531,287
        CASH EQUIVALENTS

Cash and cash equivalents,              1,096,622        569,820
beginning

Cash and cash equivalents, ending    $  1,900,444   $  1,101,107

Supplemental schedule of non-cash
  investing and financing
activities
  the fund has increased its
investments                          $          -   $          -
  for unpaid capital contributions
  due to the Operating
Partnerships


















     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 29

                                        2000           1999
Cash flows from operating
activities:

   Net income (loss)               $  (1,117,721)   $(1,228,300)
   Adjustments
      Amortization                          2,449              -
      Distributions from Operating
        Partnerships                        1,048              -
      Share of Loss from Operating
        Partnerships                      905,672        992,263
   Changes in assets and
liabilities
      Decrease (Increase) in
        organization costs                      -         49,448
     (Decrease) Increase in
accounts                                        -              -
        payable and accrued
expenses
      Decrease (Increase) in
prepaid                                         -              -
        expenses
      Decrease (Increase) in
accounts                                   62,717         12,732
        receivable
      (Decrease) Increase in
accounts                                        -              -
        payable affiliates
      Line of credit                            -              -

      Net cash (used in) provided
by                                      (145,835)      (173,857)
        Operating activities


Cash flows from investing
activity:

   Acquisition costs repaid (paid)
for
     Operating Partnerships               (1,615)       (74,212)
acquired
     or to be acquired
   Capital contributions paid to
     Operating Partnerships           (1,464,937)
                                                     (2,731,249)
   Advances to Operating                  814,943              -
Partnerships
   Investments                          1,181,532      2,316,122

   Net cash (used in) provided by
     investing activities                 529,923      (489,339)




     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 29

                                        2000           1999

Continued

Cash flows from financing
activities:

   Sales and registration costs                 -        (2,257)
paid
   Capital contributions received               -              -

      Net cash (used in)provided
by                                              -        (2,257)
        financing activities


      INCREASE (DECREASE) IN CASH
AND                                       384,088      (665,453)
        CASH EQUIVALENTS

Cash and cash equivalents,                387,679      1,066,404
beginning

Cash and cash equivalents, ending    $    771,767    $   400,951

Supplemental schedule of non-cash
  investing and financing
activities
  the fund has increased its
investments                                     -              -
  for unpaid capital contributions
  due to the Operating
Partnerships


















     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 30

                                        2000           1999
Cash flows from operating
activities:

   Net income (loss)                 $  (614,627)     $(282,124)
   Adjustments
      Amortization                         15,904              -
      Distributions from Operating
        Partnerships                       12,818          4,322
      Share of Loss from Operating
        Partnerships                      553,487        147,908
   Changes in assets and
liabilities
      Decrease (Increase) in
        organization costs                      -         48,501
     (Decrease) Increase in
accounts                                        -              -
        payable and accrued
expenses
      Decrease (Increase) in
accounts                                        -              -
        receivable
      Decrease (Increase) in
accounts                                  225,322        137,207
        receivable
      (Decrease) Increase in
accounts                                        -              -
        payable affiliates
      Line of credit                            -              -

      Net cash (used in) provided
by                                        192,904         55,814
        Operating activities


Cash flows from investing
activity:

   Acquisition costs repaid (paid)
for
     Operating Partnerships                 (874)       (70,611)
acquired
     or to be acquired
   Capital contributions paid to
     Operating Partnerships             (921,624)
                                                     (5,250,899)
   Advances to Operating                        -      1,329,758
Partnerships
   Investments                          1,335,776      2,970,911

   Net cash (used in) provided by
     investing activities                 413,278    (1,020,841)





     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 30

                                        2000           1999

Continued

Cash flows from financing
activities:

   Sales and registration costs                 -        (2,121)
paid
   Capital contributions received               -              -

      Net cash (used in)provided
by                                              -        (2,121)
        financing activities


      INCREASE (DECREASE) IN CASH
AND                                       606,182      (967,148)
        CASH EQUIVALENTS

Cash and cash equivalents,                403,328      1,339,143
beginning

Cash and cash equivalents, ending    $  1,009,510   $    371,995

Supplemental schedule of non-cash
  investing and financing
activities
  the fund has increased its
investments                                     -   $    893,425
  for unpaid capital contributions
  due to the Operating
Partnerships







                                  +3.












     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 31

                                        2000           1999
Cash flows from operating
activities:

   Net income (loss)                $ (1,443,791)   $(1,436,007)
   Adjustments
      Amortization                              -              -
      Distributions from Operating
        Partnerships                        2,502            444
      Share of Loss from Operating
        Partnerships                    1,243,646      1,180,616
   Changes in assets and
liabilities
      Decrease (Increase) in
        organization costs                      -         51,385
      (Decrease) Increase in
accounts                                  (1,225)              -
        payable and accrued
expenses
      Decrease (Increase) in
accounts                                                       -
        receivable
      Decrease (Increase) in
accounts                                  140,055        145,731
        receivable
      (Decrease) Increase in
accounts                                        -              -
        payable affiliates
      Line of credit                            -              -

      Net cash (used in) provided
by                                       (58,813)       (57,831)
        Operating activities


Cash flows from investing
activity:

   Acquisition costs repaid (paid)
for
     Operating Partnerships              (18,095)       (32,417)
acquired
     or to be acquired
   Capital contributions paid to
     Operating Partnerships           (3,821,268)
                                                     (2,635,672)
   Advances to Operating                1,706,296        317,142
Partnerships
   Investments                          1,733,381      2,023,407

   Net cash (used in) provided by
     investing activities               (399,686)      (327,540)




     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 31

                                        2000           1999

Continued

Cash flows from financing
activities:

   Sales and registration costs                 -        (6,555)
paid
   Capital contributions received               -              -

      Net cash (used in)provided
by                                              -        (6,555)
        financing activities


      INCREASE (DECREASE) IN CASH
AND                                     (458,499)      (391,926)
        CASH EQUIVALENTS

Cash and cash equivalents,              1,449,979      1,294,456
beginning

Cash and cash equivalents, ending     $   991,480    $   902,530

Supplemental schedule of non-cash
  investing and financing
activities
  the fund has increased its
investments                           $    22,855    $         -
  for unpaid capital contributions
  due to the Operating
Partnerships


















     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 32

                                        2000           1999
Cash flows from operating
activities:

   Net income (loss)                  $ (530,137)   $   (98,247)
   Adjustments
      Amortization                         27,221              -
      Distributions from Operating
        Partnerships                       16,003              -
      Share of Loss from Operating
        Partnerships                      463,456       (52,422)
   Changes in assets and
liabilities
      Decrease (Increase) in
        organization costs                      -         50,418
     (Decrease) Increase in
accounts                                        -              -
        payable and accrued
expenses
      Decrease (Increase) in
prepaid                                         -              -
        expenses
      Decrease (Increase) in
accounts                                1,148,338      (859,933)
        receivable
      (Decrease) Increase in
accounts                                  248,621         59,457
        payable affiliates
      Line of credit                            -              -

      Net cash (used in) provided
by                                      1,373,502      (900,727)
        Operating activities


Cash flows from investing
activity:

   Acquisition costs repaid (paid)
for
     Operating Partnerships               (1,822)      (267,700)
acquired
     or to be acquired
   Capital contributions paid to
     Operating Partnerships           (2,350,707)
                                                     (6,449,147)
   Advances to Operating                  463,475      1,121,948
Partnerships
   Investments                          1,622,690      5,796,988

   Net cash (used in) provided by
     investing activities               (266,364)        202,089



     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 32

                                        2000           1999

Continued

Cash flows from financing
activities:

   Sales and registration costs                 -       (27,037)
paid
   Capital contributions received               -              -

      Net cash (used in)provided
by                                              -       (27,037)
        financing activities


      INCREASE (DECREASE) IN CASH
AND                                     1,107,138      (725,675)
        CASH EQUIVALENTS

Cash and cash equivalents,                240,584      1,625,906
beginning

Cash and cash equivalents, ending    $  1,347,722   $    900,231

Supplemental schedule of non-cash
  investing and financing
activities
  the fund has increased its
investments                          $          -   $  3,116,587
  for unpaid capital contributions
  due to the Operating
Partnerships


















     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 33

                                        2000           1999
Cash flows from operating
activities:

   Net income (loss)                 $  (249,394)    $    70,357
   Adjustments
      Amortization                         20,264              -
      Distributions from Operating
        Partnerships                            -              -
      Share of Loss from Operating
        Partnerships                      197,782      (149,447)
   Changes in assets and
liabilities
      Decrease (Increase) in
        organization costs                      -         83,770
     (Decrease) Increase in
accounts                                  126,999         28,694
        payable and accrued
expenses
      Decrease (Increase) in
prepaid                                         -              -
        expenses
      Decrease (Increase) in
accounts                                (126,999)      1,072,716
        receivable
      (Decrease) Increase in
accounts                                        -              -
        payable affiliates
      Line of credit                            -              -

      Net cash (used in) provided
by                                       (31,348)      1,106,090
        Operating activities


Cash flows from investing
activity:

   Acquisition costs repaid (paid)
for
     Operating Partnerships              (14,297)       (62,129)
acquired
     or to be acquired
   Capital contributions paid to
     Operating Partnerships           (1,067,259)
                                                     (3,762,582)
   Advances to Operating                (419,401)         46,280
Partnerships
   Investments                          2,081,675      2,923,380

   Net cash (used in) provided by
     investing activities                 580,718      (855,051)




     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 33

                                        2000           1999

Continued

Cash flows from financing
activities:

   Sales and registration costs                 -        (6,154)
paid
   Capital contributions received               -              -

      Net cash (used in)provided
by                                              -        (6,154)
        financing activities


      INCREASE (DECREASE) IN CASH
AND                                       549,370        244,885
        CASH EQUIVALENTS

Cash and cash equivalents,                597,735        685,857
beginning

Cash and cash equivalents, ending    $  1,147,105   $    930,742

Supplemental schedule of non-cash
  investing and financing
activities
  the fund has increased its
investments                          $          -   $  1,067,550
  for unpaid capital contributions
  due to the Operating
Partnerships


















     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 34

                                        2000           1999
Cash flows from operating
activities:

   Net income (loss)                 $  (487,639)   $  (163,666)
   Adjustments
      Amortization                         32,241              -
      Distributions from Operating
        Partnerships                            -              -
      Share of Loss from Operating
        Partnerships                      287,699         23,235
   Changes in assets and
liabilities
      Decrease (Increase) in
        organization costs                      -        110,441
     (Decrease) Increase in
accounts                                        -              -
        payable and accrued
expenses
      Decrease (Increase) in
prepaid                                         -              -
        expenses
      Decrease (Increase) in
accounts                                  561,991      3,751,517
        receivable
     (Decrease) Increase in
accounts                                    6,539              -
        payable affiliates
      (Decrease) Increase in
accounts                                        -              -
        payable affiliates
      Line of credit                            -              -

      Net cash (used in) provided
by                                        400,831      3,721,527
        Operating activities


Cash flows from investing
activity:

   Acquisition costs repaid (paid)
for
     Operating Partnerships              (29,037)      (260,118)
acquired
     or to be acquired
   Capital contributions paid to
     Operating Partnerships           (4,754,878)
                                                    (10,010,218)
   Advances to Operating                  951,050    (1,116,326)
Partnerships
   Investments                          3,266,100      6,392,478

   Net cash (used in) provided by
     investing activities               (566,765)    (4,994,184)


     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 34

                                        2000           1999

Continued

Cash flows from financing
activities:

   Sales and registration costs                 -       (54,973)
paid
   Capital contributions received               -              -

      Net cash (used in)provided
by                                              -       (54,973)
        financing activities


      INCREASE (DECREASE) IN CASH
AND                                     (165,934)    (1,327,630)
        CASH EQUIVALENTS

Cash and cash equivalents,                672,010      2,482,579
beginning

Cash and cash equivalents, ending    $    506,076   $  1,154,949

Supplemental schedule of non-cash
  investing and financing
activities
  the fund has increased its
investments                          $          -   $  2,473,130
  for unpaid capital contributions
  due to the Operating
Partnerships


















     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 35

                                        2000           1999
Cash flows from operating
activities:

   Net income (loss)                   $(612,162)      $(22,225)
   Adjustments
      Amortization                         91,402              -
      Distributions from Operating
        Partnerships                            -              -
      Share of Loss from Operating
        Partnerships                      461,816         32,347
   Changes in assets and
liabilities
      Decrease (Increase) in
        organization costs                      -         16,875
     (Decrease) Increase in
accounts                                  (1,719)      (609,291)
        payable and accrued
expenses
      Decrease (Increase) in
prepaid                                         -              -
        expenses
      Decrease (Increase) in
accounts                                  275,665    (3,890,855)
        receivable
      (Decrease) Increase in
accounts                                   40,214      (259,235)
        payable affiliates
      Line of credit                            -              -

      Net cash (used in) provided
by                                        255,216    (4,732,384)
        Operating activities


Cash flows from investing
activity:

   Acquisition costs repaid (paid)
for
     Operating Partnerships              (43,443)    (2,645,580)
acquired
     or to be acquired
   Capital contributions paid to
     Operating Partnerships           (4,552,985)
                                                     (6,707,180)
   Advances to Operating                (128,762)      (323,140)
Partnerships
   Investments                          4,595,745    (6,263,712)

   Net cash (used in) provided by
     investing activities               (129,445)   (15,939,612)




     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 35

                                        2000           1999

Continued

Cash flows from financing
activities:

   Sales and registration costs             (500)    (3,670,971)
paid
   Capital contributions received               -     25,962,625

      Net cash (used in)provided
by                                          (500)     22,291,654
        financing activities


      INCREASE (DECREASE) IN CASH
AND                                       125,271      1,619,658
        CASH EQUIVALENTS

Cash and cash equivalents,                701,756        247,876
beginning

Cash and cash equivalents, ending    $    827,027   $  1,867,534

Supplemental schedule of non-cash
  investing and financing
activities
  the fund has increased its
investments                          $          -   $  8,777,653
  for unpaid capital contributions
  due to the Operating
Partnerships


















     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 36

                                        2000           1999
Cash flows from operating
activities:

   Net income (loss)                 $  (347,276)  $    (31,571)
   Adjustments
      Amortization                         64,935              -
      Distributions from Operating
        Partnerships                            -              -
      Share of Loss from Operating
        Partnerships                      157,422              -
   Changes in assets and
liabilities
      Decrease (Increase) in
        organization costs                      -              -
     (Decrease) Increase in
accounts                                        -
        payable and accrued                                    -
expenses
      Decrease (Increase) in
accounts                                        -              -
        receivable
      Decrease (Increase) in
accounts                                  351,317    (2,846,814)
        receivable
      (Decrease) Increase in
accounts                                   57,732              -
        payable affiliates
      Line of credit                            -              -

      Net cash (used in) provided
by                                        284,130    (2,878,385)
        Operating activities


Cash flows from investing
activity:

   Acquisition costs repaid (paid)
for
     Operating Partnerships              (92,161)    (2,153,390)
acquired
     or to be acquired
   Capital contributions paid to
     Operating Partnerships           (3,489,639)
                                                     (6,438,928)
   Advances to Operating                1,035,840      (925,636)
Partnerships
   Investments                          2,430,792    (4,521,735)

   Net cash (used in) provided by
     investing activities               (115,168)   (14,039,689)





     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 36

                                        2000           1999

Continued

Cash flows from financing
activities:

   Sales and registration costs           (5,171)    (3,187,562)
paid
   Capital contributions received               -     21,068,375

      Net cash (used in)provided
by                                        (5,171)     17,880,813
        financing activities


      INCREASE (DECREASE) IN CASH
AND                                       163,791        962,739
        CASH EQUIVALENTS

Cash and cash equivalents,                328,095              -
beginning

Cash and cash equivalents, ending    $    491,886   $    962,739

Supplemental schedule of non-cash
  investing and financing
activities
  the fund has increased its
investments                          $          -   $          -
  for unpaid capital contributions
  due to the Operating
Partnerships




















     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 37


                                        2000           1999
Cash flows from operating
activities:

   Net income (loss)                  $    27,421  $    (50,395)
   Adjustments
      Amortization                         64,642              -
      Distributions from Operating
        Partnerships                            -              -
      Share of Loss from Operating
        Partnerships                       45,367              -
   Changes in assets and
liabilities
      Decrease (Increase) in
        organization costs                      -              -
     (Decrease) Increase in
accounts                                    6,530        966,467
        payable and accrued
expenses
      Decrease (Increase) in
accounts                              (1,844,411)    (4,063,570)
        receivable
      (Decrease) Increase in
accounts                                 (14,130)         77,615
        payable affiliates
      Line of credit                            -              -

      Net cash (used in) provided
by                                    (1,714,581)    (3,069,883)
        Operating activities


Cash flows from investing
activity:

   Acquisition costs repaid (paid)
for
     Operating Partnerships             (110,341)    (1,513,968)
acquired
     or to be acquired
   Capital contributions paid to
     Operating Partnerships           (2,820,949)
                                                     (3,705,120)
   Advances to Operating              (2,329,743)    (1,375,611)
Partnerships
   Investments                          2,976,497    (1,451,179)

   Net cash (used in) provided by
     investing activities             (2,284,536)    (8,045,878)



     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31,
                              (Unaudited)

                               Series 37


                                        2000           1999

Continued

Cash flows from financing
activities:

   Sales and registration costs          (18,876)    (2,180,849)
paid
   Capital contributions received               -     16,748,000

      Net cash (used in)provided
by                                       (18,876)     14,567,151
        financing activities


      INCREASE (DECREASE) IN CASH
AND                                   (4,017,993)      3,451,390
        CASH EQUIVALENTS

Cash and cash equivalents,              5,952,947              -
beginning

Cash and cash equivalents, ending    $  1,934,954   $  3,451,390

Supplemental schedule of non-cash
  investing and financing
activities
  the fund has increased its
investments                          $  3,584,394   $  3,750,513
  for unpaid capital contributions
  due to the Operating
Partnerships


















     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31,
                              (Unaudited)



                                     Series 38*
                                        2000
Cash flows from operating
activities:

   Net income (loss)                   $   49,981
   Adjustments
      Amortization                              -
      Distributions from Operating
        Partnerships                            -
      Share of Loss from Operating
        Partnerships                         (76)
   Changes in assets and
liabilities
      Decrease (Increase) in
        organization costs                      -
     (Decrease) Increase in
accounts                                (422,482)
        payable and accrued
expenses
      Decrease (Increase) in
accounts                                   79,524
        receivable
      (Decrease) Increase in
accounts                                   14,334
        payable affiliates
      Line of credit                    (976,349)

      Net cash (used in) provided
by                                    (1,255,068)
        Operating activities


Cash flows from investing
activity:

   Acquisition costs repaid (paid)
for
     Operating Partnerships           (2,305,713)
acquired
     or to be acquired
   Capital contributions paid to
     Operating Partnerships          (10,412,126)
   Advances to Operating                (515,095)
Partnerships
   Investments                          (708,808)

   Net cash (used in) provided by
     investing activities              13,941,742



 *Series 38 did not commence operations until after December 31, 1999, therefore it does not have comparative information to report.

     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31,
                              (Unaudited)



                                     Series 38*
                                        2000

Continued

Cash flows from financing
activities:

   Sales and registration costs       (2,820,170)
paid
   Capital contributions received      20,968,000

      Net cash (used in)provided
by                                     18,147,830
        financing activities


      INCREASE (DECREASE) IN CASH
AND                                     2,951,020
        CASH EQUIVALENTS

Cash and cash equivalents,              1,184,327
beginning

Cash and cash equivalents, ending    $  4,135,347

Supplemental schedule of non-cash
  investing and financing
activities
  the fund has increased its
investments                          $  5,810,428
  for unpaid capital contributions
  due to the Operating
Partnerships
















 *Series 38 did not commence operations until after December 31, 1999, therefore it does not have comparative information to report.

     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31,
                              (Unaudited)



                                     Series 39*
                                        2000
Cash flows from operating
activities:

   Net income (loss)                 $   (77,020)
   Adjustments
      Amortization                              -
      Distributions from Operating
        Partnerships                            -
      Share of Loss from Operating
        Partnerships                            -
   Changes in assets and
liabilities
      Decrease (Increase) in
        organization costs                      -
     (Decrease) Increase in
accounts                                  331,409
        payable and accrued
expenses
      Decrease (Increase) in
accounts                              (3,221,097)
        receivable
      (Decrease) Increase in
accounts                                   34,035
        payable affiliates
      Line of credit                      268,833

      Net cash (used in) provided
by                                    (2,663,840)
        Operating activities


Cash flows from investing
activity:

   Acquisition costs repaid (paid)
for
     Operating Partnerships           (1,714,577)
acquired
     or to be acquired
   Capital contributions paid to
     Operating Partnerships           (7,576,321)
   Advances to Operating                        -
Partnerships
   Investments                                  -

   Net cash (used in) provided by
     investing activities             (9,290,898)



 *Series 39 did not commence operations until after December 31, 1999, therefore it does not have comparative information to report.

     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.

                       STATEMENTS OF CASH FLOWS

                    Nine Months Ended December 31,
                              (Unaudited)


                                     Series 39*
                                        2000

Continued

Cash flows from financing
activities:

   Sales and registration costs       (2,338,591)
paid
   Capital contributions received      16,470,000

      Net cash (used in)provided
by                                     14,131,409
        financing activities


      INCREASE (DECREASE) IN CASH
AND                                     2,176,671
        CASH EQUIVALENTS

Cash and cash equivalents,                      -
beginning

Cash and cash equivalents, ending     $ 2,176,671

Supplemental schedule of non-cash
  investing and financing
activities
  the fund has increased its
investments                           $ 8,746,861
  for unpaid capital contributions
  due to the Operating
Partnerships
















 *Series 39 did not commence operations until after December 31, 1999, therefore it does not have comparative information to report.

     The accompanying notes are an integral part of this statement
                Boston Capital Tax Credit Fund IV L.P.
                     NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000
                              (Unaudited)

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

Below is a summary of the BACs sold and total equity raised by series as of
December 31, 2000:

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
                1999

                Boston Capital Tax Credit Fund IV L.P.
               NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2000
                              (Unaudited)

NOTE A - ORGANIZATION (continued)

Series           Closing Date          BACs Sold    Equity Raised
Series 35       June 28, 1999          3,300,463      $33,004,630
Series 36       September 28,          2,106,837      $21,068,375
                1999
Series 37       January 28,            2,512,500      $25,125,000
                2000
Series 38       July 31, 2000          2,543,100      $25,431,000
Series 39       January 31,            2,295,551      $22,955,000
                2001

The Fund commenced offering BACs in Series 40 on February 1, 2001 but had not admitted any investors as of the date of this filing.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of December 31, 2000 and for the three and nine months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange
Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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





                Boston Capital Tax Credit Fund IV L.P.
               NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2000
                              (Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES (continued)

The amortized cost of securities available for sale as of December 31,
2000
by contractual maturity are as follows:

                       Amortized
                          Cost

Due in one year or     $ 6,279,943
less
Due after one year       3,036,945
Total                  $ 9,316,888

The fair market value of the securities is $10,147,403. The difference being an unrealized gain on securities available for sale of $830,515, as of December 31, 2000.

Amortization

The Fund began amortizing unallocated and deferred acquisition costs over 330 months as of June 1999. Each Series begins amortizing costs once they have completed investing in operating partnerships. Accumulated amortization of acquisition costs by Series as of December 31, 2000 and 1999 is as follows:

                         2000           1999
Series 20            $  6,251       $  1,786
Series 21               3,419            977
Series 22              10,745          3,070
Series 23              11,652          3,124
Series 24              17,858          5,102
Series 25              17,934          7,609
Series 26              30,528          8,681
Series 27              26,157              -
Series 28               5,776              -
Series 29               5,652              -
Series 30              37,043              -
Series 32              52,212              -
Series 33              46,843              -
Series 34              74,095              -
Series 35             211,299              -
Series 36             140,708              -
Series 37              64,644              -

                    $ 762,816       $ 30,349



                Boston Capital Tax Credit Fund IV L.P.
               NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2000
                              (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited
Partnership,
Boston Capital Services, Inc., and Boston Capital Asset Management L.P. as follows:

For the quarter ended December 31, 2000, Boston Capital Services, Inc. received $224,385 for Series 39 as Dealer-Manager fees for marketing advice and investment banking services performed at the time of the Fund's offering of BACs. Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37 and Series 38 completed payment of all Dealer-Manager fees prior to the quarter ended December 31, 2000.

Boston Capital Holdings L.P. is entitled to asset acquisition fees for selecting, evaluating, structuring, negotiating, and closing the Fund's acquisition of interest in the Operating Partnerships. During the quarter ended December 31, 2000, Series 39 paid $1,013,200 for acquisition fees to Boston Capital Holdings Limited Partnership. Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37 and Series 38 completed payment of all acquisition fees prior to the quarter ended December 31, 2000.

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued or paid to Boston Capital Asset Management L.P.

The fund management fees accrued for the quarters ended December 31, 2000 and
1999 are as follows:

                            2000          1999
 Series 20               $94,811       $94,812
 Series 21                56,460        56,460
 Series 22                63,648        63,648
 Series 23                60,066        60,066
 Series 24                58,338        58,338
 Series 25                68,170        68,169
 Series 26               109,395       106,335
 Series 27                78,801        78,639
 Series 32                82,875        59,457
 Series 33                42,333        43,040
 Series 35                54,660        49,413
 Series 36                41,571             -
 Series 38                 4,949             -

                        $816,077      $738,377

                Boston Capital Tax Credit Fund IV L.P.
               NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2000
                              (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the quarters ended December 31, 2000 and 1999 are as follows:

                        2000         1999
Series 28          $  83,502    $  83,502
Series 29             84,495       84,894
Series 30             55,179       56,526
Series 31             98,676       92,874
Series 32                  -       29,727
Series 33                  -       28,532
Series 34             73,155       77,956
Series 35             41,253       41,225
Series 36              8,779       26,339
Series 37             31,407            -
Series 38             31,789            -

                   $ 508,235    $ 521,575


NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2000 and 1999 the Fund has limited partnership interests in
377 and 353 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at December 31, 2000 and 1999 is as follows:

                       2000          1999
    Series 20            24            24
    Series 21            14            14
    Series 22            29            29
    Series 23            22            22
    Series 24            24            24
    Series 25            22            22
    Series 26            45            45
    Series 27            16            16
    Series 28            26            26
    Series 29            22            22
    Series 30            20            20
    Series 31            27            26
    Series 32            16            16
    Series 33            10            10
    Series 34            14            14
                Boston Capital Tax Credit Fund IV L.P.
               NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2000
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

                           2000        1999
Series 35                    11          10
Series 36                    11           9
Series 37                     7           4
Series 38                     9           -
Series 39                     8           -
                            377         353

Under the terms of the Fund's investment in each Operating Partnership, the
Fund is required to make capital contributions to the Operating
Partnerships.
These contributions are payable in installments over several years upon each
Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at December 31, 2000 and 1999 are as follows:

                       2000          1999
Series 20       $   388,026   $   388,026
Series 21           683,688       709,193
Series 22           538,769       532,451
Series 23           458,632       488,632
Series 24         1,214,206     1,269,494
Series 25         2,083,892     2,521,114
Series 26         2,199,426     3,749,226
Series 27           346,473     1,063,169
Series 28           744,786     3,501,543
Series 29           596,044     2,993,522
Series 30         1,570,777     2,771,697
Series 31         1,350,694     5,566,605
Series 32         2,293,530     7,127,189
Series 33         2,149,700     3,482,961
Series 34         1,263,677     7,971,987
Series 35         2,298,776    14,110,182
Series 36         2,019,895     6,970,940
Series 37         8,645,227     3,750,513
Series 38         5,962,594             -
Series 39        11,824,628             -
                $48,633,440   $68,914,444





                Boston Capital Tax Credit Fund IV L.P.
               NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2000
                              (Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating
Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the
Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30,2000.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Nine months ended September 30,
                              (Unaudited)

                               Series 20

                                      2000                1999

Revenues
   Rental                             $  6,539,532       $  6,350,202
   Interest and other                      359,674            377,204

                                         6,899,206          6,727,406

Expenses
   Interest                              2,260,621          2,405,837
   Depreciation and                      2,210,042          2,272,176
amortization
   Operating expenses                    3,674,364          3,206,673
                                         8,145,027          7,884,686

NET LOSS                              $(1,245,821)       $(1,157,280)

Net loss allocation to
Boston
   Capital Tax Credit Fund            $(1,211,266)       $(1,129,855)
   IV L.P.

Net loss allocated to other
   partners                           $   (12,458)       $   (11,573)

Net loss suspended                    $   (22,097)       $   (15,852)

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

                     NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000
                              (Unaudited)

      NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Nine months ended September 30,
                              (Unaudited)

                               Series 21

                                      2000                1999

Revenues
   Rental                             $  3,696,929       $  3,645,969
   Interest and other                       88,073            147,144

                                         3,785,002          3,793,113

Expenses
   Interest                              1,407,843          1,433,579
   Depreciation and                        888,334            931,929
amortization
   Operating expenses                    2,242,383          2,281,727
                                         4,538,560          4,647,235

NET LOSS                              $  (753,558)       $  (854,122)

Net loss allocation to
Boston
   Capital Tax Credit Fund            $  (746,022)       $  (845,579)
   IV L.P.


Net loss allocated to other
   Partners                           $    (7,536)       $    (8,543)















                Boston Capital Tax Credit Fund IV L.P.

                     NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Nine months ended September 30,
                              (Unaudited)

                               Series 22

                                      2000                1999

Revenues
   Rental                             $  3,589,014       $  3,511,585
   Interest and other                      213,666            197,541

                                         3,802,680          3,709,126

Expenses
   Interest                              1,005,163          1,003,334
   Depreciation and                      1,372,534          1,374,208
amortization
   Operating expenses                    2,272,987          1,926,778
                                         4,650,684          4,304,320

NET LOSS                              $  (848,004)       $  (595,194)

Net loss allocation to
Boston
   Capital Tax Credit Fund            $  (839,524)      $   (589,242)
   IV L.P.


Net loss allocated to other
   Partners                           $    (8,480)      $     (5,952)















                Boston Capital Tax Credit Fund IV L.P.

                     NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000
                              (Unaudited)

      NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Nine months ended September 30,
                              (Unaudited)

                               Series 23

                                      2000                1999

Revenues
   Rental                             $  4,126,360       $  4,037,471
   Interest and other                      207,470            230,834

                                         4,333,830          4,268,305

Expenses
   Interest                              1,316,728          1,322,246
   Depreciation and                      1,396,265          1,406,129
amortization
   Operating expenses                    2,481,519          2,348,714
                                         5,194,512          5,077,089

NET LOSS                              $  (860,682)       $  (808,784)

Net loss allocation to
Boston
   Capital Tax Credit Fund            $  (852,075)       $  (800,696)
   IV L.P.


Net loss allocated to other
   Partners                           $    (8,607)       $    (8,088)















                Boston Capital Tax Credit Fund III L.P.

                     NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000
                              (Unaudited)

      NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Nine months ended September 30,
                              (Unaudited)

                               Series 24

                                      2000                1999

Revenues
   Rental                             $  3,889,659       $  3,899,218
   Interest and other                       93,254            110,396

                                         3,982,913          4,009,614

Expenses
   Interest                              1,367,773          1,405,538
   Depreciation and                      1,419,185          1,482,342
amortization
   Operating expenses                    2,271,074          2,178,411
                                         5,058,032          5,066,291

NET LOSS                              $(1,075,119)       $(1,056,677)

Net loss allocation to
Boston
   Capital Tax Credit Fund            $(1,064,368)       $(1,046,111)
   IV L.P.


Net loss allocated to other
   Partners                           $   (10,751)       $   (10,566)















                Boston Capital Tax Credit Fund III L.P.

                     NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000
                              (Unaudited)

      NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Nine months ended September 30,
                              (Unaudited)

                               Series 25

                                      2000                1999

Revenues
   Rental                             $  5,458,461       $  5,332,821
   Interest and other                      138,695            116,450

                                         5,597,156          5,449,271

Expenses
   Interest                              1,678,736          1,698,144
   Depreciation and                      1,578,367          1,573,425
amortization
   Operating expenses                    3,518,083          3,379,654
                                         6,775,186          6,651,223

NET LOSS                              $(1,178,030)       $(1,201,952)

Net loss allocation to
Boston
   Capital Tax Credit Fund            $(1,047,328)       $(1,189,932)
   IV L.P.


Net loss allocated to other
   Partners                           $   (11,780)       $   (12,020)

Net loss suspended                    $  (118,922)       $          -




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


                Boston Capital Tax Credit Fund III L.P.

                     NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000
                              (Unaudited)

      NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Nine months ended September 30,
                              (Unaudited)

                               Series 26

                                      2000                1999

Revenues
   Rental                             $  6,821,755       $  5,954,795
   Interest and other                      315,994            158,025

                                         7,137,749          6,112,820

Expenses
   Interest                              1,830,418          1,562,222
   Depreciation and                      2,154,079          2,047,635
amortization
   Operating expenses                    3,907,480          3,141,409
                                         7,891,977          6,751,266

NET LOSS                              $  (754,228)       $  (638,446)

Net loss allocation to
Boston
   Capital Tax Credit Fund            $  (746,686)       $  (632,062)
   IV L.P.


Net loss allocated to other
   Partners                           $    (7,542)       $    (6,384)















                Boston Capital Tax Credit Fund IV L.P.

                     NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000
                              (Unaudited)

      NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Nine months ended September 30,
                              (Unaudited)

                               Series 27

                                      2000                1999

Revenues
   Rental                             $  6,102,259       $  4,669,192
   Interest and other                      252,486            135,987

                                         6,354,745          4,805,179

Expenses
   Interest                              2,336,826          1,959,190
   Depreciation and                      1,760,635          1,327,080
amortization
   Operating expenses                    2,849,836          2,171,993
                                         6,947,297          5,458,263

NET LOSS                              $  (592,552)       $  (653,084)

Net loss allocation to
Boston
   Capital Tax Credit Fund            $  (586,626)       $  (646,553)
   IV L.P.


Net loss allocated to other
   Partners                           $    (5,926)       $    (6,531)















                Boston Capital Tax Credit Fund IV L.P.

                     NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000
                              (Unaudited)

      NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Nine months ended September 30,
                              (Unaudited)

                               Series 28

                                      2000                1999

Revenues
   Rental                             $  4,203,389       $  2,990,933
   Interest and other                      129,317             76,546

                                         4,332,706          3,067,479

Expenses
   Interest                              1,175,698            951,067
   Depreciation and                      1,618,880          1,081,259
amortization
   Operating expenses                    2,337,344          1,881,746
                                         5,131,922          3,914,072

NET LOSS                              $  (799,216)       $  (846,593)

Net loss allocation to
Boston
   Capital Tax Credit Fund            $  (791,224)       $  (838,127)
   IV L.P.


Net loss allocated to other
   Partners                           $    (7,992)       $    (8,466)















                Boston Capital Tax Credit Fund IV L.P.

                     NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000
                              (Unaudited)

      NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Nine months ended September 30,
                              (Unaudited)

                               Series 29

                                      2000                1999

Revenues
   Rental                             $  4,866,164       $  3,167,705
   Interest and other                      261,549            155,453

                                         5,127,713          3,323,158

Expenses
   Interest                              1,517,706          1,146,212
   Depreciation and                      1,675,313          1,263,326
amortization
   Operating expenses                    2,849,515          1,915,906
                                         6,042,534          4,325,444

NET LOSS                              $  (914,821)       $(1,002,286)

Net loss allocation to
Boston
   Capital Tax Credit Fund            $  (905,672)       $  (992,263)
   IV L.P.


Net loss allocated to other
   Partners                           $    (9,149)       $   (10,023)















                Boston Capital Tax Credit Fund IV L.P.

                     NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000
                              (Unaudited)

      NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Nine months ended September 30,
                              (Unaudited)

                               Series 30

                                      2000                1999

Revenues
   Rental                             $  3,056,039       $  1,728,887
   Interest and other                       91,773            102,170

                                         3,147,812          1,831,057

Expenses
   Interest                                896,794            407,286
   Depreciation and                        897,593            469,189
amortization
   Operating expenses                    1,912,503          1,103,984
                                         3,706,890          1,980,459

NET LOSS                              $  (559,078)       $  (149,402)

Net loss allocation to
Boston
   Capital Tax Credit Fund            $  (553,487)       $  (147,908)
   IV L.P.


Net loss allocated to other
   Partners                           $    (5,591)       $    (1,494)















                Boston Capital Tax Credit Fund IV L.P.

                     NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000
                              (Unaudited)

      NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Nine months ended September 30,
                              (Unaudited)

                               Series 31

                                      2000                1999

Revenues
   Rental                             $  6,617,944       $  4,406,534
   Interest and other                      278,087            190,786

                                         6,896,031          4,597,320

Expenses
   Interest                              1,990,773          1,659,464
   Depreciation and                      2,177,113          1,226,897
amortization
   Operating expenses                    3,984,352          2,903,500
                                         8,152,238          5,789,861

NET LOSS                              $(1,256,207)       $(1,192,541)

Net loss allocation to
Boston
   Capital Tax Credit Fund            $(1,243,646)       $(1,180,616)
   IV L.P.


Net loss allocated to other
   Partners                           $   (12,561)       $   (11,925)















                Boston Capital Tax Credit Fund IV L.P.

                     NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000
                              (Unaudited)

      NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Nine months ended September 30,
                              (Unaudited)

                               Series 32

                                      2000                1999

Revenues
   Rental                             $  3,566,595       $  1,145,313
   Interest and other                      232,338             66,687

                                         3,798,933          1,212,000

Expenses
   Interest                              1,324,932            277,500
   Depreciation and                        940,638            310,785
amortization
   Operating expenses                    2,001,500            570,764
                                         4,267,070          1,159,049

NET LOSS                              $  (468,137)       $     52,951

Net loss allocation to
Boston
   Capital Tax Credit Fund            $  (463,456)       $     52,422
   IV L.P.


Net loss allocated to other
   Partners                           $    (4,681)       $        529
















                Boston Capital Tax Credit Fund IV L.P.

                     NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000
                              (Unaudited)

      NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Nine months ended September 30,
                              (Unaudited)

                               Series 33

                                      2000                1999

Revenues
   Rental                             $  1,640,602       $  1,608,374
   Interest and other                       53,711            119,329

                                         1,694,313          1,727,703

Expenses
   Interest                                685,561            525,428
   Depreciation and                        343,721            487,741
amortization
   Operating expenses                      864,811            563,576
                                         1,894,093          1,576,745

NET LOSS                              $  (199,780)       $    150,958

Net loss allocation to
Boston
   Capital Tax Credit Fund            $  (197,782)       $    149,447
   IV L.P.


Net loss allocated to other
   Partners                           $    (1,998)       $      1,511















                Boston Capital Tax Credit Fund IV L.P.

                     NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000
                              (Unaudited)

      NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Nine months ended September 30,
                              (Unaudited)

                               Series 34

                                      2000                1999

Revenues
   Rental                             $  3,111,880       $    181,302
   Interest and other                      147,275              3,734

                                         3,259,155            185,036

Expenses
   Interest                              1,166,766             50,122
   Depreciation and                        671,247             53,503
amortization
   Operating expenses                    1,711,747            104,880
                                         3,549,760            208,505

NET LOSS                              $  (290,605)       $   (23,469)

Net loss allocation to
Boston
   Capital Tax Credit Fund            $  (287,699)       $   (23,235)
   IV L.P.


Net loss allocated to other
   Partners                           $    (2,906)       $      (234)















                Boston Capital Tax Credit Fund IV L.P.

                     NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000
                              (Unaudited)

      NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Nine months ended September 30,
                              (Unaudited)


                                   Series 35*          Series 36*
                                      2000                2000

Revenues
   Rental                             $    772,038       $  1,766,045
   Interest and other                      157,860            136,684

                                           929,898          1,902,729

Expenses
   Interest                                333,735            731,233
   Depreciation and                        227,091            319,700
amortization
   Operating expenses                      835,553          1,010,809
                                         1,396,379          2,061,742

NET LOSS                              $  (466,481)       $  (159,013)

Net loss allocation to
Boston
   Capital Tax Credit Fund            $  (461,816)       $  (157,422)
   IV L.P.


Net loss allocated to other
   Partners                           $    (4,665)       $    (1,591)


*The Operating Partnerships in Series 35 and 36 did not commence operations until after September 30, 1999, therefore, they do not have comparative information to report.








                Boston Capital Tax Credit Fund IV L.P.

                     NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000
                              (Unaudited)

      NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Nine months ended September 30,
                              (Unaudited)


                                  Series 37*        Series 38*
                                     2000              2000

Revenues
   Rental                           $     61,794        $   63,188
   Interest and other                      5,665             1,196

                                          67,459            64,384

Expenses
   Interest                               25,962            12,260
   Depreciation and                       66,802            19,791
amortization
   Operating expenses                     20,520            32,256
                                         113,284            64,307

NET LOSS                            $   (45,825)        $       77

Net loss allocation to
Boston
   Capital Tax Credit Fund          $   (45,367)        $       76
   IV L.P.


Net loss allocated to other
   Partners                         $      (458)        $        1


*The Operating Partnerships in Series 37 and 38 did not commence operations until after September 30, 1999, therefore, they do not have comparative information to report.

**The Operating Partnerships in Series 39 did not commence operations until after September 30, 2000, therefore, they do not have current or comparative information to report.







                Boston Capital Tax Credit Fund IV L.P.
               NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2000
                              (Unaudited)


NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS-CONTINUED

When comparing the results of operations from the Operating Partnerships for the nine months ended September 30, 2000 and 1999 numerous variances, some material in nature, exist. The variances are the result of a number of factors including an increase in the number of Operating Partnerships owned, an increase in the number which have completed construction, and an increase in the number which have completed the lease-up phase.

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

The Fund has entered into a line of credit financing agreement with Fleet
National Bank whereby the Fund can borrow up to $5 million for up to 90 days to meet short-term cash needs required for the investment in certain Operating
Partnerships. Under the terms of the agreement, the Fund pledges their interest in a particular Operating Partnership in order to draw funds from the line. The repayment of any draws is anticipated to be made once the Fund has received sufficient Investor proceeds. Repayments on the line are tied to specific Operating Partnerships, which are then released as collateral by the bank. As of December 31, 2000 $268,833 had been drawn from the line of credit.

The Fund is currently accruing the fund management fee for Series 20, Series
21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27,
Series
32, Series 33 and Series 36. The fund is also accruing a portion of the fund management fee for Series 35 and Series 38. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Fund receives sales or refinancing proceeds from Operating partnerships which will be used to satisfy such liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund. The Fund is currently unaware if any trends which would create insufficient liquidity to meet future third party obligations.

Capital Resources

The Fund offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. As of December 31, 2000 the Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000,
$21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000,
$39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000,
$35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, and
$16,470,000, representing 3,866,700, 1,892,700, 2,564,400, 3,336,727,
2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800,
2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463,
2,106,837, 2,512,500, 2,543,100, and 1,647,000 BACs from investors admitted as BAC
Holders in Series 20, Series 21, Series 22, Series 23, Series 24,
Series 25,
Series 26, Series 27, Series 28, Series 29, Series 30, Series 31,
Series 32,
Series 33, Series 34, Series 35, Series 36, Series 37, Series 38 and
Series
39, respectively.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $28,614,472.

During the quarter ended December 31, 2000, Series 20 did not record any releases of capital contributions. Series 20 has outstanding contributions payable in the amount of $388,026 as of December 31, 2000. Of the amount outstanding, $222,120 has been advanced to the Operating Partnerships. The advance will be converted to capital and the remaining contributions of $165,906 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 21

The Fund commenced offering BACs in Series 21 on July 1, 1994. Offers and sales of BACs in Series 21 were completed on December 31, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,730.

During the quarter ended December 31, 2000, Series 21 did not record any
releases of capital contributions.  Series 21 has outstanding contributions
payable in the amount of $683,688 as of December 31, 2000. Of the amount
outstanding, $641,540 has been loaned to the Operating Partnerships.
The
loans will be converted to capital and the remaining contributions of
$42,148
will be released from available net offering proceeds when the Operating
Partnerships have achieved the conditions set forth in their partnership agreements.

Series 22

The Fund commenced offering BACs in Series 22 on October 10, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748.

During the quarter ended December 31, 2000, Series 22 did not record any
releases of capital contributions.  Series 22 has outstanding contributions
payable in the amount of $538,769 as of December 31, 2000. Of the amount
outstanding, $450,981 has been loaned to the Operating Partnerships.
The
loans will be converted to capital and the remaining contributions of
$87,788
will be released from available net offering proceeds when the Operating
Partnerships have achieved the conditions set forth in their partnership agreements.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on September 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278.

During the quarter ended December 31, 2000, Series 23 did not record any releases of capital contributions. Series 23 has outstanding contributions payable of $458,632 as of December 31, 2000, all of which has previously been advanced or loaned to the Operating Partnerships. The advances and loans will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,980,237.

During the quarter ended December 31, 2000, Series 24 did not record any releases of capital contributions. Series 24 has outstanding contributions payable in the amount of $1,214,204 as of December 31, 2000. Of the amount outstanding, $1,079,474 has been advanced or loaned to the Operating
Partnerships. The advances and loans will be converted to capital and the remaining contributions of $134,730 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 25

The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,449,722.

During the quarter ended December 31, 2000, Series 25 recorded capital contribution releases of $300,863. Series 25 has outstanding contributions payable in the amount of $2,083,892 as of December 31, 2000. Of the amount outstanding, $1,671,965 has been advanced or loaned to some of the Operating
Partnerships. In addition, $20,000 has been funded into and escrow account on behalf of one of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $391,927, will be released from the escrow account and available net offering proceeds, when the
Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 25, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,390,862.

During the quarter ended December 31, 2000, Series 26 recorded capital contribution releases of $328,512. Series 26 has outstanding contributions payable in the amount of $2,199,426 as of December 31, 2000. Of the amount outstanding, $2,053,953 has been advanced or loaned to some of the Operating
Partnerships. In addition, $30,031 has been funded into escrow accounts on behalf of other Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $145,473, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their
Partnership agreements.

Series 27

The Fund commenced offering BACs in Series 27 on June 24, 1996. Offers and sales of BACs in Series 27 were completed on September 17, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,901,046.

During the quarter ended December 31, 2000, Series 27 recorded capital contribution releases of $168,445. Series 27 has outstanding contributions payable in the amount of $346,473 as of December 31, 2000. Of the amount outstanding, $6,500 has been advanced to the Operating Partnerships. The advances will be converted to capital and the remaining contributions of
$339,973 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 28

The Fund commenced offering BACs in Series 28 on September 30,1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,261,233.

During the quarter ended December 31, 2000, Series 28 recorded capital contribution releases of $1,718,327. Series 28 has outstanding contributions payable in the amount of $744,786 as of December 31, 2000. The remaining contributions of $744,786 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877.

During the quarter ended December 31, 2000, Series 29 recorded capital contribution releases of $814,943. Series 29 has outstanding contributions payable in the amount of $596,044 as of December 31, 2000. Of the amount outstanding, $20,935 has been loaned to the Operating Partnerships.
The
loans will be converted to capital and the remaining contributions of $575,109 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 30

The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,457,335.
During the quarter ended December 31, 2000, Series 30 recorded capital contribution releases of $679,184. Series 30 has outstanding contributions payable in the amount of $1,570,777 as of December 31, 2000. Of the amount outstanding, $425,046 has been advanced or loaned to the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $1,145,731, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100.

During the quarter ended December 31, 2000, Series 31 recorded capital contribution releases of $282,509. Series 31 has outstanding contributions payable in the amount of $1,350,694 as of December 31, 2000. Of the amount outstanding, $855,675 has been advanced or loaned to some of the Operating
Partnerships. In addition, $25,000 has been funded into an escrow account on behalf of one of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $495,019, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 32

The Fund commenced offering BACs in Series 32 on January 19, 1998. Offers and sales of BACs in Series 32 were completed on June 23, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $34,068,606. The series has also purchased assignments in Bradley Phase I of Massachusetts LLC,
Bradley Phase II of Massachusetts LLC, Byam Village of Massachusetts
LLC,
Hanover Towers of Massachusetts LLC, Harbor Towers of Massachusetts LLC and
Maple Hill of Massachusetts LLC. Under the terms of the Assignments of Membership Interests dated December 1, 1998 the series is entitled to certain profits, losses, tax credits, cash flow, proceeds from capital transactions and capital account as defined in the individual Operating Agreements. The series utilized $1,092,847 of funds available to invest in Operating Partnerships for this investment.

During the quarter ended December 31, 2000, Series 32 recorded capital contribution releases of $1,202,328. Series 32 has outstanding contributions payable in the amount of $2,293,530 as of December 31, 2000. Of the amount outstanding, $505,406 has been loaned or advanced the Operating Partnerships. In addition, $440,974 has been funded into escrow accounts on behalf of other
Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $1,788,124, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.




Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,556,640.

During the quarter ended December 31, 2000, Series 33 recorded capital contribution releases of $783,196. Series 33 has outstanding contributions payable in the amount of $2,149,700 as of December 31, 2000. Of the amount outstanding, $460,226 has been loaned to the Operating Partnerships.
In
addition, $125,000 has been funded into an escrow account on behalf of other
Operating Partnerships. The loans will be converted to capital and the remaining contributions of $1,689,474, will be released from the escrow account and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 34

The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $25,749,074.

During the quarter ended December 31, 2000, Series 34 recorded capital contribution releases of $2,030,100. Series 34 has outstanding contributions payable the Operating Partnerships in the amount of $1,263,677 as of December 31, 2000. Of the amount outstanding, $811,262 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $452,415, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 25, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,147,034.

During the quarter ended December 31, 2000, Series 35 recorded capital contribution releases of $296,582. Series 35 has outstanding contributions payable in the amount of $2,298,776 as of December 31, 2000. Of the amount outstanding, $855,629 has been loaned to some of the Operating Partnerships.
In addition, $10,855 has been funded into escrow accounts on behalf of other
Operating Partnerships. The loans will be converted to capital and the remaining contributions of $1,443,147, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,273,148.

During the quarter ended December 31, 2000, Series 36 recorded capital contribution releases of $580,814. Series 36 has outstanding contributions payable to in the amount of $2,019,895 as of December 31, 2000. Of the amount outstanding, $1,062,277 has been loaned or advanced to some of the
Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $957,618, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,501,526.

During the quarter ended December 31, 2000, Series 37 recorded capital contribution releases of $1,280,172. Series 37 has outstanding contributions payable in the amount of $8,645,230 as of December 31, 2000. Of the amount outstanding, $3,526,583 has been loaned or advanced to the Operating Partnerships. In addition, $2,004,965 has been funded into an escrow account on behalf of another Operating Partnership. The loans and advances will be converted to capital and the remaining contributions of $3,526,583, will be released from available net offering proceeds and the escrow account, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 38

The Fund commenced offering BACs in Series 38 on February 1, 2000. Offers and sales of BACs in Series 38 were completed on July 31, 2000. The fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $18,493,124.

During the quarter ended December 31, 2000, Series 38 recorded capital contribution releases of $1,335,599. Series 38 has outstanding contributions payable in the amount of $5,962,594 as of December 31, 2000. Of the amount outstanding, $686,450 has been funded into an escrow account on behalf of an Operating Partnership. The remaining contributions will be released from the escrow account and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 39

The fund commenced offering BACs in Series 39 on August 1, 2000. As of December 31, 2000, the Fund is continuing to offer additional BACs in Series
39. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 8 Operating Partnerships in the amount of $19,482,404.

During the quarter ended December 31, 2000, Series 39 recorded capital contribution releases of $2,142,023. Of the total released $268,833 was financed from the line of credit agreement with Fleet Bank. Series 39 has outstanding contributions payable in the amount of $11,824,628 as of December 31, 2000. Of the amount outstanding, $1,386,972 has been advanced to the Operating Partnerships. The advances will be converted to capital and the remaining contributions of $10,437,656 will be released from available net offering proceeds and collections of additional net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Line of Credit

The Fund has entered into a line of credit financing agreement with Fleet
National Bank whereby the Fund can borrow up to $5 million for up to 90 days to meet short-term cash needs required for the investment in certain Operating
Partnerships. Under the terms of the agreement, the Fund pledges their interest in a particular Operating Partnership in order to draw funds from the line. The repayment of any draws is anticipated to be made once the Fund has received sufficient Investor proceeds. Repayments on the line are tied to specific Operating Partnerships, which are then released as collateral by the bank. As of December 31, 2000 $268,833 had been drawn from the line of credit. It is anticipated the full amount will be repaid by March 31, 2001.

Results of Operations

As of December 31, 2000 and 1999 the Fund held limited partnership interests in 377 and 353 Operating Partnerships, respectively. In each instance the
Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment
Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the
Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Fund's results of operations for future periods will vary significantly from those for the period ended December 31, 2000 as Series 32, Series 34,
Series 35, Series 37, Series 38 and Series 39 continue to use the funds raised to invest in partnership interests of additional Operating
Partnerships, and
the Fund continues to offer BACs in Series 39.

The Fund incurred a fund management fee to Boston Capital Asset
Management
Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred for the quarter ended December 31, 2000 for Series 20, Series 21, Series 22, Series 23, Series 24,
Series 25, Series 26, Series 27, Series 28, Series 29, Series 30,
Series
31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37 and
Series 38 were $94,812, $53,820, $63,648, $48,502, $58,338, $65,819,
$101,997,
$78,801, $78,529, $84,495, $45,779, $98,676, $82,875, $39,333, $73,155,
$54,660, $41,571, $26,697, and $23,720, respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

Series 20

As of December 31, 2000 and 1999 the average Qualified Occupancy for the series was 100% and 99.9%, respectively. The series had a total of 24 properties at December 31, 2000, all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 20 reflects a net loss from Operating Partnerships of $1,245,821. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$964,221. This is an interim period estimate; it is not indicative of the final year end results.

The Operating General Partner, Investment Limited Partner and the management company are working diligently to maintain a strong occupancy at Breeze Cove Limited Partnership (Breeze Cove Apartments). The average physical occupancy during 2000 was 90%. The Operating General Partner continues to encourage the management company to reduce operating expenses to establish a stable operating history so that a debt restructuring will be possible in the future. The 2001 operating budget projects operating expenses to decline by approximately 10% as a result of decreased unit turnover. The management company is being more selective with tenant applications, which should help to stabilize operations. In addition, the Operating General Partner and Investment Limited Partner have funded operating deficits as needed.

Effective November 28, 2000 East Douglas Apartments Limited Partnership (East Douglas Apartments) retained Van Rooy Properties as the property management . The Operating General Partner replaced the prior management company due to poor managerial performance and untimely reporting. Several occupancy and financial issues have been addressed since the management agent transfer. The average occupancy for 2000 was 91%. The property's increased occupancy has decreased the accounts payable balance and the property has not required operating deficit funding from the Investment General Partner. There was a Form 8823, Low Income Housing Credit Agencies Report of Non-compliance, filed against the property in 1999. While the files are presently in good condition, there were a number of non-compliance issues that occurred during the initial occupancy of the building. The non-compliance items are being researched and the management agent is presently working with the state agency to rectify the situation.

Parkside Housing LP operated with a loss for the final quarter of 2000 as a result of capital replacement expenses, which are funded through operations. These capital expenses will be reimbursed from the replacement reserves during the first quarter of 2001. Occupancy has stabilized at 97.69% for the year. With sustained high occupancy and the transfer of funds, the property is considered to be performing well.

Series 21

As of the December 31, 2000 and 1999 the average Qualified Occupancy for the series was 99.9% and 99.2%, respectively. The series had a total of 14 properties at December 31, 2000. Out of the total 13 were at 100% Qualified
Occupancy.

For the nine months being reported Series 21 reflects a net loss from Operating Partnerships of $753,558. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$134,776. This is an interim period estimate; it is not indicative of the final year end results.

Atlantic City Housing Urban Renewal Associates L.P. reported a net loss net of depreciation, which is a non-cash item, for the year ended December 31, 1999 of approximately $185,000. The property's operations were impacted by high costs for security and maintenance, while the
Section 8 Rental Assistance Contract had only seen small incremental increases over the past few years. The Operating General Partner funded most of the deficits, though outstanding payables remained high. The Operating General Partner is committed to seeing through the problems by continuing to fund deficits as needed. A new management company was contracted on June 1, 2000 and has kept the site staff in place. This local company is in a good position to add value by providing better site supervision, better vendor relations and discounted bulk purchasing of services and supplies. In addition, most of the expense reduction has come from the security line item. The new management company has contracted with a new security company that will commenced on December 1, 2000. The reduced monthly cost associated with this change will be a significant savings to the project. Bids have been submitted for the security equipment including surveillance cameras, card access systems, and gate locks. They are in the process of being reviewed by both the Operating General Partner and Investment General Partner. The Investment General Partner is monitoring the situation closely through quarterly inspections and is working with the Operating General Partner on curing the operational issues. Atlantic City Housing Urban Renewal Associates LP will continue to show deficits for the foreseeable future. Occupancy declined slightly during the third quarter of the year as a result of numerous evictions, but has increased with November occupancy at 96%. The new management company is aggressive with trying to maintain a safe place for the residents. The property has a project based Section 8 HAP contract, which protects it from much of the market rate competition. Applicants come from an ample Housing Authority waiting list. However, the investment will remain viable only so long as the Operating General Partner is willing and able to continue to fund operating deficits.

Series 22

As of December 31, 2000 and 1999 the average Qualified Occupancy for the series was 99.9% and 100%, respectively. The series had a total of 29 properties at December 31, 2000. Out of the total 28 were at 100% Qualified
Occupancy.

For the nine months being reported Series 22 reflects a net loss from Operating Partnerships of $848,004. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$524,530. This is an interim period estimate; it is not indicative of the final year end results.

Series 23

As of December 31, 2000 and 1999 the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at December 31, 2000, all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 23 reflects a net loss from Operating Partnerships of $860,682. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a positive operations of $535,583. This is an interim period estimate; it is not indicative of the final year end results.

Series 24

As of December 31, 2000 and 1999 the average Qualified Occupancy for the series was 99.9%. The series had a total of 24 properties at December 31, 2000.
Out of the total 23 were at 100% Qualified Occupancy.

For the nine months being reported Series 24 reflects a net loss from Operating Partnerships of $1,075,119. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$344,066. This is an interim period estimate; it is not indicative of the final year end results.

Los Lunas Apartments Limited (Hillridge Apartments) continues to suffer from low occupancy, low rents in the market, and excessive mortgage debt. This has resulted in the property operating below break-even.
Due to negative cash flow, debt service payments fell behind and the New Mexico Mortgage Finance Authority issued a notice of default to the Operating General Partner for non-payment of the debt service. The Investment General Partner removed the Operating General Partner, has he was unable to effectively deal with the mortgage default. Due to the continued mortgage delinquency, on July 21, 2000 the mortgage lender filed a motion to place the property in receivership. The motion was granted and Monarch Properties was appointed as the new managing agent. The Investment General Partner has been working with Monarch Properties to stabilize operations and has been working with the lender in an attempt to restructure the debt. However, on December 1,2000 the New Mexico Mortgage Finance Authority accelerated the mortgage for reason of non-payment. The Investment General Partner is continuing its efforts to negotiate with MFA on a long- term resolution to restructure the existing loan that would involve a reduction of the mortgage amount, thereby allowing the property to cash flow.

Series 25

As of December 31, 2000 and 1999 the average Qualified Occupancy for the series was 99.9%. The series had a total of 22 properties at December 31, 2000.
Out of the total 21 were at 100% Qualified Occupancy.

For the nine months being reported Series 25 reflects a net loss from Operating Partnerships of $1,178,030. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a positive operations of $400,337. This is an interim period estimate; it is not indicative of the final year end results.




Series 26

As of December 31, 2000 and 1999 the average Qualified Occupancy for the series was 100% and 99.1%, respectively. The series had a total of 45 properties at December 31, 2000, all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 26 reflects a net loss from Operating Partnerships of $754,228. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$1,399,851. This is an interim period estimate; it is not indicative of the final year end results.

On October 18, 2000, A.V.A. Limited Partnership (Hanover Apartments), a property consisting of five buildings and forty units, sustained major fire damage. Due to the fire damage one building containing eight units is currently uninhabitable. There were no serious injuries reported by the tenants. The insurance company has completed their investigation, but has not issued a report. Contractors are currently submitting bids to restore the property. The property is covered by fire insurance, which cover repair cost. Additionally, the property has lost rental income insurance. Claims to repair the property and collect insurance proceeds for the lost income are in process.

Series 27

As of December 31, 2000 and 1999 the average Qualified Occupancy for the series was 99.6% and 98.6%, respectively. The series had a total of 16 properties at December 31, 2000. Out of the total 15 were at 100% Qualified
Occupancy and 1 was in active lease-up.

For the nine months being reported Series 27 reflects a net loss from Operating Partnerships of $592,552. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$1,168,083. This is an interim period estimate; it is not indicative of the final year end results.

Centrum-Fairfax II Limited Partnership's (Forest Glen at Sulley Station Phase II) low occupancy during 2000 has resulted in continued negative cash flow. The average physical occupancy increased from 85% in the third quarter to 93% in the fourth quarter of 2000. The total average physical occupancy for 2000 was 83% and qualified occupancy was at 98%. Centrum Management LLC, an affiliate of the Operating General Partner, and the management agent, continues to use various marketing and sales initiatives to increase the occupancy. Centrum Management LLC expects to have the project tax credit qualified by the end of the first quarter 2001.

Holly Heights Limited Partnership (Holly Heights Apartments) continues to incur operating deficits due to low occupancy and higher than average turnover. The property currently has an occupancy rate of 85%. The management company anticipates 100% occupancy in February 2001, as all currently unoccupied units have been pre-leased with move-in dates by February 28, 2001. Occupancy has been a problem due to the low number of qualified tenants in the area, however the partnership continues to aggressively market the units. In addition, the site manager, seeking a higher quality tenant, is being more selective when screening prospective tenants, which should reduce turnover. The management company continues to monitor operating expenses. They report expenses remain stable and within acceptable levels. Breakeven operations are anticipated by year-end 2001.

Series 28

As of December 31, 2000 and 1999 the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at December 31, 2000, all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 28 reflects a net loss from Operating Partnerships of $799,216. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$819,664. This is an interim period estimate; it is not indicative of the final year end results.

Series 29

As of December 31, 2000 and 1999 the average Qualified Occupancy for the
Series was 99.9% and 98.2%, respectively. The series had a total of 22 properties at December 31, 2000. Out of the total 21 were at 100% Qualified
Occupancy.

For the nine months being reported Series 29 reflects a net loss from Operating Partnerships of $914,821. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$760,492. This is an interim period estimate; it is not indicative of the final year end results.

Series 30

As of December 31, 2000 and 1999 the average Qualified Occupancy for the series was 100% and 95.7%, respectively. The series had a total of 20 properties at December 31, 2000, all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 30 reflects a net loss from Operating Partnerships of $559,078. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$338,515. This is an interim period estimate; it is not indicative of the final year end results.

Series 31

As of December 31, 2000 and 1999 the average Qualified Occupancy for the series was 100% and 98.0%, respectively. The series had a total of 27 properties at December 31, 2000, all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 31 reflects a net loss from Operating Partnerships of $1,256,207. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a positive operations of
$920,906. This is an interim period estimate; it is not indicative of the final year end results.

Series 32

As of December 31, 2000 and 1999, the average Qualified Occupancy for the series was 100% and 86.0%, respectively. The series had a total of 16 properties at December 31, 2000. Out of the total 14 were at 100% Qualified
Occupancy. The series also had 2 properties that were under construction at
December 31, 2000.

For the nine months being reported Series 32 reflects a net loss from Operating Partnerships of $468,137. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$472,501. This is an interim period estimate; it is not indicative of the final year end results.




Series 33

As of December 31, 2000 and 1999 the average Qualified Occupancy for the series was 99.9% and 64.9%, respectively. The series had a total of 10 properties as of December 31, 2000. Out of the total 8 were at 100% Qualified Occupancy. The series also had 1 property that was under construction at December 31, 2000.

For the nine months being reported Series 33 reflects a net loss from Operating Partnerships of $199,780. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$143,941. This is an interim period estimate; it is not indicative of the final year end results.

Series 34

As of December 31, 2000 and 1999 the average Qualified Occupancy for the series was 99.2% and 67.3%, respectively. The series had a total of 14 properties as of December 31, 2000. Out of the total 13 were at 100% qualified occupancy. The series also had 1 property with multiple buildings some or which were in lease-up and some of which were under construction at December 31, 2000.

For the nine months being reported Series 34 reflects a net loss from Operating Partnerships of $290,605. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$380,642. This is an interim period estimate; it is not indicative of the final year end results.

Series 35

As of December 31, 2000 and 1999 the average Qualified Occupancy for the series was 88.1% and 73.3%, respectively. The series had a total of 11 properties as of December 31, 2000. Out of the total 5 were at 100% qualified occupancy and 4 were in active lease-up. The series also had 1 property still under construction, and 1 property with multiple buildings, some or which were in lease-up and some of which were under construction, at December 31, 2000.

For the nine months being reported Series 35 reflects a net loss from Operating Partnerships of $466,481. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss of $239,390.
This is an interim period estimate; it is not indicative of the final year end results.

Series 36

As of December 31, 2000 and 1999 the average Qualified Occupancy for the series was 89.8% and 73.3%, respectively. The series had a total of 11 properties as of December 31, 2000. Out of the total 9 were at 100% qualified occupancy and 2 were in active lease-up.

For the nine months being reported Series 36 reflects a net loss from Operating Partnerships of $159,013. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of
$160,687. This is an interim period estimate; it is not indicative of the final year end results.

Series 37

As of December 31, 2000 the average Qualified Occupancy for the series was
55.9%. The series had a total of 7 properties as of December 31, 2000. Out of the total 2 were at 100% qualified occupancy and 1 was in active lease-up. The series also had 3 properties still under construction, and 1 property with multiple buildings, some or which were in lease-up and some of which were under construction, at December 31, 2000. As of December 31, 1999 all of the properties acquired by Series 37 were still under construction, therefore there is no comparative information to report.

For the nine months being reported Series 37 reflects a net loss from Operating Partnerships of $45,825. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $20,977.
This is an interim period estimate; it is not indicative of the final year end results.

Series 38

As of December 31, 2000 the average Qualified Occupancy for the series was
62.5%. The series had a total of 9 properties as of December 31, 2000. Out of the total 2 were at 100% Qualified Occupancy. The series also had 5 properties which were under construction, and 2 properties with multiple buildings, some of which were in lease-up and some of which were under construction at December 31, 2000. Since all of the properties were acquired after December 31, 1999, there is no comparative information to report.

For the nine months being reported Series 38 reflects a net income from Operating Partnerships of $77. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $19,868.
This is an interim period estimate; it is not indicative of the final year end results.

Series 39

The series had a total of 8 properties as of December 31, 2000, all of which were under construction. Since all of the properties were acquired after
December 31, 1999, there is no comparative information to report.

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

                             BOSTON CAPITAL TAX CREDIT
                             FUND IV L.P.



                             By:  Boston Capital Associates IV L.P.



                             By:  C&M Associates d/b/a
                                    Boston Capital Associates



Date: February 20, 2001      By: /s/ John P. Manning
                                 ________________________
                                       John P. Manning,
                                       Partner & Principal Financial
                                       Officer