Form 10-K405
period 2001-03-31
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2001-07-13
CIK 913778

      <SUBMISSION-INFORMATION-FILE>

         <TYPE>                                 10-K405                                                     </TYPE>

         <CONFIRMING-COPY>                      NO                                                          </CONFIRMING-COPY>

         <SROS>                                 NONE                                                        </SROS>

         <FILER>

            <FILER-CIK>                       0000913778                                                  </FILER-CIK>

            <FILER-CCC>                       hh#rj6ga                                                    </FILER-CCC>

         </FILER>

         <SUBMISSION-CONTACT>

            <CONTACT-NAME>                    EDGAR Advantage Service Team                                </CONTACT-NAME>

            <CONTACT-PHONE>                   800-688-1933                                                </CONTACT-PHONE>

         </SUBMISSION-CONTACT>

         <NOTIFY-INTERNET>                                                                                  </NOTIFY-INTERNET>

         <RETURN-COPY>                          YES                                                         </RETURN-COPY>

         <PERIOD>                               03/31/2001                                                  </PERIOD>

      </SUBMISSION-INFORMATION-FILE>

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended March 31, 2001 or

( )   TRANSITION REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to _______
Commission file number        0-26200

BOSTON CAPITAL TAX CREDIT FUND IV L.P.
(Exact name of registrant as specified in its charter)

Delaware	04-3208648
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

One Boston Place, Suite 2100, Boston, Massachusetts  02108
(Address of principal executive offices)           (Zip Code)

Registrants telephone number, including area code (617)624-8900
Securities registered pursuant to Section 12(b) of the Act:
Name of each exchange
Title of each class	on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Beneficial Assignee Certificates

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
Form 8-K dated March 9, 1995
Form 8-K dated October 13, 1995
Form 8-K dated February 29, 1996
Form 8-K dated December 16, 1996
Form 8-K dated December 16, 1996
Form 8-K dated February 11, 1997
Form 8-K dated February 14, 1997
Form 8-K dated March 25, 1997
Form 8-K dated March 25, 1997
Form 8-K dated March 25, 1997
Form 8-K dated March 25, 1997
Form 8-K dated March 25, 1997
Form 8-K dated March 26, 1997
Form 8-K dated March 26, 1997
Form 8-K dated March 26, 1997
Form 8-K dated March 26, 1997
Form 8-K dated March 26, 1997
Form 8-K dated March 26, 1997
Form 8-K dated March 26, 1997
Form 8-K dated March 26, 1997
Form 8-K dated March 26, 1997
Form 8-K dated March 26, 1997
Form 8-K dated March 26, 1997
Form 8-K dated March 26, 1997
Form 8-K dated March 26, 1997
Form 8-K dated March 26, 1997
Form 8-K dated March 26, 1997
Form 8-K dated March 26, 1997
Form 8-K dated March 26, 1997
Form 8-K dated March 27, 1997
Form 8-K dated March 27, 1997
Form 8-K dated March 27, 1997
Form 8-K dated April 7, 1997
Form 8-K dated May 21, 1998
Form 8-K dated July 16, 1997
Form 8-K dated July 22, 1997
Form 8-K dated July 22, 1997
Form 8-K dated July 22, 1997
Form 8-K dated July 22, 1997
Form 8-K dated July 22, 1997
Form 8-K dated August 5, 1997
Form 8-K dated August 5, 1997
Form 8-K dated August 5, 1997
Form 8-K dated August 8, 1997

DOCUMENTS INCORPORATED BY REFERENCE - Cont.

Form 10-K
Parts	Document

Parts II, IV	Form 8-K dated April 23, 1998
Form 8-K dated April 23, 1998
Form 8-K dated April 24, 1998
Form 8-K dated April 27, 1998
Form 8-K dated April 29, 1998
Form 8-K dated April 30, 1998
Form 8-K dated April 30, 1998
Form 8-K dated April 30, 1998
Form 8-K dated May 1, 1998
Form 8-K dated June 30, 1999
Form 8-K dated June 30, 1999
Form 8-K dated July 27, 1999
Form 8-K dated July 27, 1999
Form 8-K dated November 30, 1999
Form 8-K dated December 28, 1999
Form 8-K dated December 29, 1999
Form 8-K dated January 26, 2000
Form 8-K dated February 3, 2000
Form 8-K dated February 9, 2000
Form 8-K dated February 10, 2000
Form 8-K dated February 16, 2000
Form 8-K dated September 29, 2000
Form 8-K dated September 29, 2000
Form 8-K dated September 29, 2000

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

Form 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2001

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
and Reports on Form 8-K

Signatures

PART I

Item 1. Business

Organization

Boston Capital Tax Credit Fund IV L.P. (the "Fund") is a limited partnership formed under the Delaware Revised Uniform Limited Partnership
Act as of October 5, 1993. Effective as of June 1, 2001 there was a restructuring, and as a result, the Fund's general partner was reorganized as follows. The General Partner of the Fund continues to be Boston Capital Associates IV L.P., a Delaware limited partnership. The general partner of the General Partner is now BCA Associates Limited Partnership, a Massachusetts limited partnership, whose sole general partner is C&M Management, Inc., a Massachusetts corporation and whose limited partners are Herbert F. Collins and John P. Manning. Mr. Manning is the principal of Boston Capital Partners, Inc. The limited partner of the General Partner is Capital Investment Holdings, a general partnership whose partners are certain officers and employees of Boston Capital Partners, Inc., and its affiliates. The Assignor Limited Partner is BCTC IV Assignor Corp., a Delaware corporation which is now wholly-owned by John P. Manning.

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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") were filed with the Securities and
Exchange Commission and became effective December 16, 1993 in connection with a public offering ("Offering") in one or more series of a minimum of
250,000 BACs and a maximum of 30,000,000 BACs at $10 per BAC. On April 18,
1996 an amendment to Form S-11, which registered an additional 10,000,000
BACs for sale to the public in one or more series, became effective. On April 2, 1998 an amendment to Form S-11, which registered an additional 25,000,000
BACs for sale to the public in one or more series, became effective. On August 31, 1999 an amendment to Form S-11, which registered an additional 8,000,000 BACs for sale to the public became effective. On July 26, 2000 an amendment to Form S-11, which registered an additional 7,500,000 BACs for sale to the public became effective. As of March 31, 2001, subscriptions had been received and accepted by the General Partner in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39 and Series 40 for 62,387,159 BAC's representing capital contributions of $623,572,500.

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

As of March 31, 2001 the Fund had invested in 24 Operating Partnerships on behalf of Series 20, 14 Operating Partnership on behalf of Series 21, 29
Operating Partnerships on behalf of Series 22, 22 Operating Partnerships on behalf of Series 23, 24 Operating Partnerships on behalf of Series 24,
22 Operating Partnerships on behalf of Series 25, 45 Operating Partnerships on behalf of Series 26, 16 Operating Partnerships on behalf of Series 27, 26 Operating Partnerships on behalf of Series 28, 22 Operating Partnerships on behalf of Series 29, 20 Operating Partnerships on behalf of Series 30, 27 Operating Partnerships on behalf of Series 31, 16 Operating Partnerships on behalf of Series 32, 10 Operating Partnerships on behalf of Series 33, 14 Operating Partnerships on behalf of Series 34, 11 Operating Partnerships on behalf of Series 35, 11 Operating Partnerships on behalf of Series 36, 7 Operating Partnerships on behalf of Series 37, 9 Operating Partnerships on behalf of Series 38, 7 Operating Partnerships on behalf of Series 39 and 6 Operating Partnerships on behalf of Series 40. A description of these Operating Partnerships is set forth in Item 2 herein.

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

Item 2. Properties

The Fund has acquired a Limited Partnership interest in 382 Operating
Partnerships in 21 series, identified in the table set forth below. The
Apartment Complex owned by the Operating Partnership is eligible for the
Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." The Operating Partnership and the respective
Apartment Complex is described more fully in the Prospectus. The General
Partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund IV L.P. - Series 20

PROPERTY PROFILE AS OF MARCH 31, 2001

Property Name	Location	Units	Mortgage Balance as of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con paid thru 3/31/01
Ashbury Apartments	Sioux Falls, SD	48	$1,207,562	4/94	6/94	100%	$806,117

Bennetts Pointe Apts.	Bennetsville, SC	32	1,338,188	3/94	8/94	100%	281,100

Bradley Manor	Bradley, AR	25	795,659	8/94	3/95	100%	182,044

Breeze Cove Apts.	Port Washington, WI	64	2,711,360	5/94	10/94	100%	2,601,494

Cascades Commons Apts.	Sterling, VA	320	14,520,486	6/94	10/95	100%	7,132,820

Clarksville Estates	Clarksville, MO	32	692,040	6/94	9/94	100%	142,639

Club Goldenrod II, Apartments	Orlando FL	220	7,347,078	4/94	6/95	100%	3,681,417

College Greene Senior Apts	N. Chili, NY	110	3,742,217	3/95	8/95	100%	1,918,496

Concordia Manor I	St. Croix, VI	22	1,460,531	8/94	7/95	100%	490,034

Coushatta Seniors II Apartments	Coushatta, LA	24	706,556	5/94	3/94	100%	175,182

East Douglas Apartment	Bloomington, IL	51	2,153,575	7/94	12/95	100%	1,281,690

Edison Lane Apartments	Edison, GA	24	717,169	9/94	10/95	100%	204,561

Evergreen Hills Apts.	Macedon, NY	72	2,773,033	8/94	1/95	100%	693,966

Boston Capital Tax Credit Fund IV L.P. - Series 20

PROPERTY PROFILE AS OF MARCH 31, 2001

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con paid thru 3/31/01
Fairoaks Lane Apts.	Rincon, GA	44	$1,409,468	7/94	5/95	100%	$339,284

Floral Acres II	Waggaman, LA	32	1,029,680	5/94	8/94	100%	228,457

Forest Glen Village	Vidalia, GA	46	1,325,891	7/94	2/95	100%	378,777

Gardenview Apartments	Pasedena, TX	309	5,088,782	6/94	9/95	100%	2,261,021

Harrisonburg, Seniors Apts.	Harrison-burg, LA	24	686,034	5/94	1/94	100%	176,621

Hillside Apartments	Cynthiana, KY	48	824,579	10/94	4/95	100%	643,850

Kristine Apartments	Bakersfield, CA	60	1,306,636	10/94	10/94	100%	311,675

Northfield Apts.	Jackson, MS	120	2,893,373	6/94	8/95	100%	3,273,126

Parkside Apartments	Avondale, AZ	54	673,973	12/94	1/94	100%	282,547

Riverview Apartments	Franklinton, LA	47	1,692,776	4/94	10/94	100%	370,000

Shady Lane Senior Apts.	Winnfield, LA	32	940,600	5/94	10/93	100%	197,200

Boston Capital Tax Credit Fund IV L.P. - Series 21

PROPERTY PROFILE AS OF MARCH 31, 2001
Property Name	Location	Units	Mortgage Balance as of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con paid thru 3/31/01
Atlantic City Apts.	Atlantic City, NJ	153	$5,290,000	9/94	10/95	97%	$2,500,000

Black River Run	Black River Falls, WI	48	1,224,219	10/94	12/94	100%	350,531

Cattaraugus Manor	Cattaraugus, NY	24	1,091,156	8/94	4/95	100%	263,711

Creekside at Tasker's Chance	Frederick, MD	120	4,855,542	10/94	9/95	100%	2,471,093

Forest Glen at Sully Station	Centreville, VA	118	5,864,648	11/94	9/95	100%	2,649,450

Fort Halifax	Winslow, ME	24	1,138,959	9/94	1/95	100%	389,085

Havelock Manor Apts.	Havelock, NC	60	1,841,883	12/94	10/95	100%	347,557

Holly Village	Buchanan, GA	24	712,416	8/94	6/95	100%	205,400

Liveoak Village	Union Springs, AL	24	761,807	10/94	7/95	100%	176,953

Lookout Ridge Apts.	Covington, KY	30	647,621	12/94	12/94	100%	763,038

Pinedale Apartments II	Menomonie, WI	60	1,377,181	10/94	12/94	100%	869,798

Pumphouse Crossing II Apartments	Chippewa, WI	48	1,258,347	10/94	12/94	100%	692,840

Boston Capital Tax Credit Fund IV L.P. - Series 21

PROPERTY PROFILE AS OF MARCH 31, 2001

Continued
Property Name	Location	Units	Mortgage Balance as of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con paid thru 3/31/01
The Woods Apartments	Campton, NH	20	$1,025,484	8/94	10/94	100%	$269,500

Tower View Apartments	Tower City, PA	25	1,124,481	11/94	5/95	96%	268,863

Boston Capital Tax Credit Fund IV L.P. - Series 22

PROPERTY PROFILE AS OF MARCH 31, 2001

Property Name	Location	Units	Mortgage Balance as of 12/31/00	Acq. Date	Const Comp.	Qualified Occupancy 3/31/01	Cap Con paid thru 3/31/01
Albemarle Village	Hertford, NC	36	$1,446,510	1/95	9/94	100%	$ 321,628

Apple Village	Edmond, OK	160	3,856,559	11/94	3/96	100%	1,572,166

Bayou Crossing	Riverview, FL	290	8,699,729	11/94	1/96	100%	2,854,036

Bellwood Gardens	Ford City, PA	28	1,244,042	6/95	9/95	100%	308,152

Black River Run Apts.	Black River Falls, WI	48	1,224,219	3/95	12/94	100%	395,279

Clarendon Court	Summerton, SC	40	1,444,808	10/94	4/95	100%	340,737

Club II Goldenrod	Orlando, FL	220	7,347,078	3/95	6/95	100%	2,106,975

Cobblestone Apartments	Fuquay, NC	33	1,410,995	1/95	5/94	100%	326,054

Concordia Manor II	St. Croix, VI	20	1,489,217	1/95	11/95	100%	259,444

Concordia Manor III	St. Croix, VI	20	1,480,631	2/95	12/95	100%	264,007

Drakes Branch Elderly	Drakes Branch, VA	32	1,262,382	1/95	6/95	100%	232,722

Elks Towers Apartments	Litchfield, IL	27	825,054	10/95	12/96	100%	698,042

Fonda Terrace	Fonda, NY	24	1,024,494	12/94	10/94	100%	259,387

Highland House	Boston, MA	14	715,700	12/96	5/97	100%	571,829

Boston Capital Tax Credit Fund IV L.P. - Series 22

PROPERTY PROFILE AS OF MARCH 31, 2001

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/00	Acq. Date	Const Comp.	Qualified Occupancy 3/31/01	Cap Con paid thru 3/31/01
Kimbark 1200 Apts.	Longmont, CO	48	$1,979,452	9/95	12/95	100%	$321,843

Kingsway Apartments	Swedsboro, NJ	36	1,473,794	7/95	6/95	100%	46,290

Lake City Apartments	Lake City, PA	44	1,167,173	8/98	6/98	100%	240,900

Lake Street Apartments	Girard, PA	32	1,355,637	4/95	9/95	100%	342,369

Lost Tree Apartments	Branson, MO	88	1,584,933	4/95	6/95	100%	474,948

Maplewood Apartments	Sacramento, KY	12	433,470	8/95	9/95	100%	110,881

Marksville Square	Marksville, LA	32	958,494	1/95	1/96	100%	268,848

Neshoba County	Philadelphia, MS	25	846,631	7/95	8/95	100%	251,411

Philadelphia Square	Philadelphia, MS	16	541,844	7/95	8/95	100%	149,950

Quankey Hills	Halifax, NC	24	1,008,990	1/95	3/95	100%	200,496

Richmond Square	Richmond, MO	32	884,351	12/94	2/95	100%	818,770

Salem Wood Apartments	Salemburg, NC	24	955,140	1/95	12/94	100%	181,355

The Birches	Old Orchard Beach, ME	88	2,800,000	1/95	3/96	100%	1,514,512

Troy Villa Apartments	Troy, MO	64	1,936,029	12/94	6/95	100%	1,810,416

Boston Capital Tax Credit Fund IV L.P. - Series 22

PROPERTY PROFILE AS OF MARCH 31, 2001

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/00	Acq. Date	Const Comp.	Qualified Occupancy 3/31/01	Cap Con paid thru 3/31/01
Twin City Villa	Festus, MO	40	$1,438,888	1/95	11/95	100%	$679,176

Boston Capital Tax Credit Fund IV L.P. - Series 23

PROPERTY PROFILE AS OF MARCH 31, 2001

Property Name	Location	Units	Mortgage Balance as of 12/31/00	Acq. Date	Const Comp.	Qualified Occupancy 3/31/01	Cap Con paid thru 3/31/01

Apple Village	Edmond, OK	160	$3,856,559	11/94	3/96	100%	$1,572,166

Bayou Crossing	Riverview, FL	290	8,699,729	4/95	1/96	100%	4,281,054

Concordia Manor II	St. Croix, VI	20	1,489,217	1/95	11/95	100%	259,445

Concordia Manor III	St. Croix, VI	20	1,480,631	2/95	12/95	100%	264,007

Columbia Commons	Hempstead, NY	37	1,128,784	5/95	5/95	100%	1,501,605

Country Hill Apts. Ph II	Cedar Rapids, IA	92	2,050,615	8/95	6/96	100%	1,981,495

Great Pines Apts.	Hurleyville, NY	26	1,167,072	7/95	12/95	100%	-0-

Heatheridge Estates **	Barling, AR	17	800,237	7/95	11/95	100%	748,240

Ithaca Apts. I	Ithaca, MI	28	657,852	11/95	7/95	100%	164,008

Kimbark 1200 Apts.	Longmont, CO	48	1,979,452	9/95	12/95	100%	965,530

La Pensione K Apts.	Sacramento, CA	129	2,404,884	9/95	12/96	100%	2,650,580

Mathis Apartments	Mathis, TX	32	908,452	1/95	1/95	100%	219,045

Mid City Apartments	Jersey City, NJ	58	2,959,286	9/95	6/94	100%	113,679

Orange Grove Seniors	Orange Grove, TX	24	665,739	5/95	2/95	100%	104,728

Boston Capital Tax Credit Fund IV L.P. - Series 23

PROPERTY PROFILE AS OF MARCH 31, 2001

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/00	Acq. Date	Const Comp.	Qualified Occupancy 3/31/01	Cap Con paid thru 3/31/01

Philmont Terrace	Philmont, LA	32	$1,489,439	5/95	5/95	100%	$ 370,750

Riverview Apartments	St. Louis, MO	42	1,140,424	8/95	12/95	100%	1,160,308

South Hills Apartments	Bellevue, NE	72	1,856,557	6/95	2/96	100%	1,686,354

St. Peters Villa	St. Peters, MO	54	1,835,511	7/95	3/96	100%	1,495,685

The Birches	Old Orchard Beach,ME	88	2,800,000	1/95	3/96	100%	1,399,532

Twin City Villa	Festus, MO	40	1,438,888	2/95	11/95	100%	679,176

Village Woods Est.	Kansas City, KS	45	1,584,265	5/95	12/95	100%	1,704,928

Vinsett Estates **	Van Buren, AR	10	**	7/95	11/95	100%	**

Woodland Hills	Roland, OK	10	307,159	7/95	6/95	100%	274,540

** Two properties which make up one Operating Partnership named Barlee

Properties L.P. with 27 units. Entire mortgage balance and contributions are listed with Heatheridge Estates.

Boston Capital Tax Credit Fund IV L.P. - Series 24

PROPERTY PROFILE AS OF MARCH 31, 2001

Property Name	Location	Units	Mortgage Balance as of 12/31/00	Acq. Date	Const Comp.	Qualified Occupancy 3/31/01	Cap Con paid thru 3/31/01
Autumn Ridge Apartments	Shenandoah, VA	34	$1,533,797	7/96	1/97	100%	$ 319,466

Brooks Summit	Blue Ridge, GA	36	1,112,961	12/95	11/96	100%	223,280

Brownsville Apartments	Brownsville, TN	36	1,198,149	9/95	9/95	100%	267,091

Century East Apts. IV	Bismark, ND	24	624,336	8/95	8/95	100%	399,962

Century East Apts. V	Bismark, ND	24	624,336	11/95	9/95	100%	399,962

Centenary Towers Apts.	St. Louis, MO	100	2,597,500	5/97	12/97	100%	679,577

Cooper's Crossing	Irving, TX	93	3,564,103	6/96	12/95	100%	848,708

Edenfield Apartments	Millen, GA	48	1,277,433	1/96	12/96	100%	314,827

Elm Street Apartments	Yonkers, NY	35	1,922,132	1/96	1/96	100%	407,601

Heritage Glen Apts.	Coolidge, AZ	28	1,129,571	4/96	4/96	100%	373,388

Hillridge Apartments	Los Lunas, NM	38	1,208,959	8/96	6/96	100%	954,007

Lake Apts I	Fargo, ND	24	604,976	8/95	7/95	100%	399,962

Lakeway Apts	Zwolle, LA	32	866,916	11/95	4/96	100%	110,902

Laurelwood Park Apts.	High Point, NC	100	2,357,578	2/96	10/96	100%	2,120,403

Madison Park IV	Boston, MA	143	7,618,062	5/96	3/97	97%	1,155,884

Boston Capital Tax Credit Fund IV L.P. - Series 24

PROPERTY PROFILE AS OF MARCH 31, 2001

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/00	Acq. Date	Const Comp.	Qualified Occupancy 3/31/01	Cap Con paid thru 3/31/01
New Hilltop Apartments	Laurens, SC	72	$1,695,714	11/95	11/95	100%	$450,039

North Hampton Pl.	Columbia, MO	36	803,922	11/95	3/96	100%	1,002,996

Northfield Housing, L.P.	Jackson, MS	5	190,369	12/96	9/96	100%	217,266

Pahrump Valley Apts.	Pahrump, NV	32	1,391,681	7/96	7/96	100%	335,225

Park Meadow Apartments	Gaylord, MI	80	1,851,621	9/95	4/97	100%	1,753,158

Shadowcreek Apartments	Overton, NV	24	1,223,647	6/96	9/96	100%	361,320

Stanton Village Apts.	Stanton, TN	40	1,208,270	9/95	9/95	100%	279,730

Woodlands Apartments	Elko, NV	24	1,132,491	11/95	9/95	100%	269,867

Wyandotte Apartments	Los Angeles, CA	73	3,325,571	4/96	2/97	100%	952,329

Boston Capital Tax Credit Fund IV L.P. - Series 25

PROPERTY PROFILE AS OF MARCH 31, 2001
Property Name	Location	Units	Mortgage Balance as of 12/31/00	Acq. Date	Const Comp.	Qualified Occupancy 3/31/01	Cap Con paid thru 3/31/01
Dogwood Park Apts.	Athens, GA	127	$2,559,756	12/95	10/96	100%	$3,538,760

Dunlap Acres	West Point, MS	50	1,147,184	9/96	4/96	100%	510,660

Century East II Apts.	Bismark, ND	24	540,225	8/96	6/96	100%	371,183

Clarke Manor Apts.	Pokamoke City, MD	30	1,218,969	2/96	4/96	100%	440,107

Hannah Heights Apts.	Ethel, MS	28	811,450	6/96	12/96	100%	321,584

Heartland Green Cave	Horse Cave, KY	24	845,110	5/96	11/96	100%	270,132

Hurricane Hills	Hurricane, UT	49	1,262,887	9/96	4/97	100%	2,242,394

Laurelwood Park Apts.	High Point, NC	100	2,357,578	2/96	10/96	100%	946,539

Lenox Ave. Apts.	Manhattan, NY	18	536,668	10/96	9/97	100%	903,792

Madison Park IV	Boston, MA	143	7,618,062	5/96	3/97	97%	2,054,904

Main Everett Apts.	New Rochelle, NY	11	617,919	6/96	1/97	100%	782,852

Maple Hill	New Haven, CT	32	1,058,754	2/97	2/98	100%	199,951

Mary Ryder Home	St. Louis, MO	48	191,776	1/97	6/96	100%	1,591,573

Osborne Apts.	White Plains, NY	7	426,749	6/96	12/96	100%	522,325

Boston Capital Tax Credit Fund IV L.P. - Series 25

PROPERTY PROFILE AS OF MARCH 31, 2001

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/00	Acq. Date	Const Comp.	Qualified Occupancy 3/31/01	Cap Con paid thru 3/31/01
Rose Square	Connellsville, PA	11	$389,052	10/96	2/97	100%	$278,209

Rosewood Estates, II	Bladenboro, NC	16	677,831	9/96	12/96	100%	124,304

Sandstone Village	Great Falls, MT	48	1,184,776	11/95	8/96	100%	1,295,623

Shannon Rentals	Shannon, MS	48	1,261,460	4/96	1/97	100%	324,990

Smith House	Roxbury, MA	132	2,055,006	4/96	3/97	100%	1,008,690

Sutton Place	Indianopolis, IN	360	6,095,000	11/96	10/97	100%	647,751

Washington Arms	Dayton, OH	93	1,871,050	2/96	2/95	100%	203,859

Wyandotte Apts.	Los Angeles, CA	73	3,325,571	4/96	2/97	100%	1,315,122

Boston Capital Tax Credit Fund IV L.P. - Series 26

PROPERTY PROFILE AS OF MARCH 31, 2001

Property Name	Location	Units	Mortgage Balance as of 12/31/00	Acq. Date	Const Comp.	Qualified Occupancy 3/31/01	Cap Con paid thru 3/31/01
Academy Apts.	West Point, VA	32	$1,162,545	4/97	3/98	100%	$263,722

Bradley Estates Phase I	Meriden, CT	74	2,236,686	2/97	12/97	100%	671,336

Bradley Estates Phase II	Meriden, CT	42	1,305,668	2/97	12/97	100%	486,861

Brookhaven Apts.	Shrevport, LA	35	1,035,361	2/97	1/97	100%	573,912

Butler Estates	Leesville, LA	10	171,051	8/96	10/96	100%	77,627

Calgory Apts. I	Bismark, ND	24	627,116	2/96	12/95	100%	414,507

Calgory Apts. II	Bismark, ND	24	628,236	2/96	12/95	100%	414,507

Calgory Apts. III	Bismark, ND	24	625,883	2/96	12/95	100%	414,507

Cameron Apts.	Cameron, LA	40	754,013	8/96	10/96	100%	475,965

Country Edge Apts.	Fargo, ND	48	1,072,854	7/97	12/97	100%	1,128,587

Devonshire II Apts.	London, OH	28	773,427	1/97	12/96	100%	182,070

Devonshire West Apts.	W. Jefferson, OH	19	536,715	1/97	1/97	100%	126,983

East Park II Apts.	Dilworth, MN	24	567,006	8/96	8/96	100%	525,631

Edgewood Park Apts.	Milledge-ville, GA	61	1,500,000	5/96	1/97	100%	1,477,023

Boston Capital Tax Credit Fund IV L.P. - Series 26

PROPERTY PROFILE AS OF MARCH 31, 2001

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/00	Acq. Date	Const Comp.	Qualified Occupancy 3/31/01	Cap Con paid thru 3/31/01
Edgewood Estates Apts.	Edgewood, TX	22	$614,491	6/97	11/96	100%	$173,436

Esche Street SRO	Trenton, NJ	104	2,404,630	4/97	5/98	100%	3,734,928

Grandview Apartments	Fargo, ND	36	1,158,272	8/96	8/96	100%	1,069,522

Grayson Manor	Independence, VA	32	1,062,447	3/98	11/98	100%	656,156

Hallman Court Apts.	Rochester NY	77	9,225,283	1/99	7/00	100%	283,873

Hanover Apts.	Ashland, VA	40	1,278,491	11/97	4/98	100%	295,538

Hanover Towers Apts.	Meriden, CT	100	4,843,639	2/97	11/97	100%	1,065,649

Hazeltine Apts.	Los Angeles, CA	35	1,413,352	6/96	1/97	100%	951,693

Holly Heights Apts.	Bowling Green, KY	30	1,305,383	5/97	8/97	100%	362,738

Lake Apts. IV	Fargo, ND	24	636,530	2/96	12/95	100%	414,507

Lake Apts. V	Fargo, ND	24	610,017	2/96	12/95	100%	414,507

Lauderdale County Properties	Meriden, MS	48	1,137,223	12/98	5/99	100%	444,136

Liberty Village Apts.	Liberty, NY	32	1,737,501	1/97	5/97	100%	437,448

Boston Capital Tax Credit Fund IV L.P. - Series 26

PROPERTY PROFILE AS OF MARCH 31, 2001

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/00	Acq. Date	Const Comp.	Qualified Occupancy 3/31/01	Cap Con paid thru 3/31/01
Little Valley Est.	Little Valley, NY	24	$1,147,921	1/97	4/97	100%	$284,257

Maxton Green Apts.	Maxton, NC	32	966,742	9/96	12/96	100%	263,281

Madison Apartments	Miami Beach, FL	17	992,208	3/96	6/97	100%	881,664

Mason Manor Apts.	Mason, TN	24	928,304	2/96	1/96	100%	229,775

Mosby Forest Apts.	Littleton, NC	24	720,276	10/96	10/96	100%	496,753

New Hope Bailey Apts.	De Ridder, LA	40	823,736	8/96	9/96	100%	455,212

Nordhoff Apts.	North Hills, CA	38	1,978,980	9/96	7/97	100%	1,756,175

Park Ridge Apartments	Jackson, TN	136	5,000,000	11/98	12/99	100%	835,861

Powell Valley Village	Jonesville, VA	34	759,205	3/98	12/98	100%	1,423,248

Southwind Apts. A LDHA	Jennings, LA	36	841,675	8/96	12/96	100%	428,742

T.R. Bobb Apts.	New Iberia, LA	30	681,145	8/96	12/96	100%	428,742

Timmons- Ville Green Apts.	Timmonsville, SC	32	1,068,892	10/96	2/97	100%	292,587

Tremont Station Apartments	Tremont, PA	24	1,046,142	5/96	11/96	100%	349,889

Boston Capital Tax Credit Fund IV L.P. - Series 26

PROPERTY PROFILE AS OF MARCH 31, 2001

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/00	Acq. Date	Const Comp.	Qualified Occupancy 3/31/01	Cap Con paid thru 3/31/01
Village Estates Apts.	Victoria, VA	32	$1,155,708	4/97	10/98	100%	$270,204

Village Green Apts.	Gloucester, VA	32	1,148,958	4/97	11/97	100%	229,902

Warrensburg Heights	Warrensburg, MO	28	1,113,359	12/96	11/96	100%	308,825

Westside Apts.	Salem, AR	29	1,040,191	8/96	10/96	100%	265,020

The Willows Apts.	Smithville, TX	32	809,401	5/96	5/96	100%	209,768

Boston Capital Tax Credit Fund IV L.P. - Series 27

PROPERTY PROFILE AS OF MARCH 31, 2001

Property Name	Location	Units	Mortgage Balance as of 12/31/00	Acq. Date	Const Comp.	Qualified Occupancy 3/31/01	Cap Con paid thru 3/31/01
AHAB Rental Units Phase II	Springfield, MO	17	$480,285	6/97	11/97	100%	$578,458

Angelou Court Apts.	New York, NY	23	995,500	10/97	8/99	100%	1,599,299

Canisteo Manor	Canisteo, NY	24	891,277	4/98	4/98	100%	621,857

The Casa Rosa	San Juan PR	97	947,466	9/97	4/98	100%	1,232,936

Forest Glen At Sulluy Station Phase II Atps.	Centreville, VA	119	6,627,590	8/96	6/97	100%	1,339,550

Harrison Heights Apts.	Harrisonville, MO	48	1,313,354	1/98	12/96	100%	245,516

Harbor Towers Apts.	Meriden, CT	202	12,048,348	2/97	11/97	100%	2,895,280

Holly Heights Apts.	Storm Lake, IA	32	497,608	4/97	8/98	100%	614,058

Lake Apts. II	Fargo, ND	24	605,097	1/97	12/95	100%	396,024

Magnolia Place Apts.	Gautier, MS	40	880,168	11/97	1/98	100%	800,027

Northrock Apts.	Topeka, KS	76	2,618,956	5/00	5/00	100%	610,365

Park Crest Sherwood, Apts.	AR	216	9,200,000	11/99	6/99	100%	115,311

Boston Capital Tax Credit Fund IV L.P. - Series 27

PROPERTY PROFILE AS OF MARCH 31, 2001

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/00	Acq. Date	Const Comp.	Qualified Occupancy 3/31/01	Cap Con paid thru 3/31/01
Pear Village Apts.	Leitchfile, KY	16	$607,241	8/96	2/97	100%	$488,822

Randolph Silver Spring, Village	MD	130	5,870,812	9/96	8/97	100%	2,240,075

Summer Hill Sr. Apts.	Wayne, NJ	164	9,324,055	11/96	4/98	100%	2,337,000

Sunday Sun Apts.	Bowling Green, KY	30	905,173	10/96	12/96	100%	714,938

Boston Capital Tax Credit Fund IV L.P. - Series 28

PROPERTY PROFILE AS OF MARCH 31, 2001

Property Name	Location	Units	Mortgage Balance as of 12/31/00	Acq. Date	Const Comp.	Qualified Occupancy 3/31/01	Cap Con paid thru 3/31/01
1374 Boston Road L.P.	New York, NY	15	$564,694	2/97	6/97	100%	$522,065

Ashberry Manor Apts.	Bardstown, KY	24	641,507	2/97	3/97	100%	561,330

Bienville III Apts.	Ringold, LA	32	960,463	2/97	2/97	100%	349,186

Blanchard Apts.	Blanchard, LA	32	911,578	7/97	7/97	100%	307,218

Chandler Village Apts	Chandler, OK	32	907,715	4/97	7/97	100%	255,639

Cottonwood Apts.	Cottonwood, LA	24	735,630	7/97	7/97	100%	248,058

Cottonwood Apts.	Holly Grove, AR	24	933,012	2/97	4/97	100%	254,856

Evangeline Apts.	Lake Arthur, LA	32	971,482	11/97	1/98	100%	366,284

Fairway Apts. II	Marlette, MI	48	1,055,521	12/96	3/97	100%	255,353

Falcon Pointe Apts.	Rosenburg, TX	102	3,110,037	4/98	10/99	100%	3,191,142

Jackson Place Apts.	Jackson, LA	40	1,008,068	7/97	10/97	100%	983,615

Mapelwood Apts.	Winnfield LA	40	911,947	3/98	8/98	100%	922,119

Milton Village Apts.	Milton, NY	32	1,167,648	2/97	6/97	100%	1,192,184

Neighborhood Restorations VII	West Philadelphia, PA	72	2,346,788	2/98	2/98	100%	3,809,335

Boston Capital Tax Credit Fund IV L.P. - Series 28

PROPERTY PROFILE AS OF MARCH 31, 2001

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/00	Acq Date	ConstComp.	Qualified Occupancy 3/31/01	Cap Con paid thru 3/31/01
Park Plaza I & II	West Memphis, AR	128	$3,007,851	12/97	11/96	100%	$553,954

Park Village Apts.	Athens, TN	80	1,370,135	10/98	6/99	100%	1,992,486

Pin Oak Village	Bowie, MD	110	9,100,729	11/97	1/96	100%	3,804,585

Southern Villa Apts.	Russellville KY	32	1,340,925	11/97	4/98	100%	323,500

Randolph Village	Silver Spring, MD	130	5,870,812	12/97	8/97	100%	909,471

Sand Lane Manor Apts.	Henderson, KY	24	679,629	8/97	4/98	100%	556,478

Senior Suites of Chicago	Chicago, IL	84	4,103,179	12/97	12/98	100%	3,176,031

Sumner House	Hartford, CT	79	1,133,712	1/98	7/98	100%	2,010,966

Terraceview Townhomes Apts.	Litchfield MN	22	750,286	7/97	10/97	100%	726,402

Tilghman Square	Dunn, NC	20	796,205	11/97	10/97	100%	307,605

Wellston Village Apts.	Wellston, OK	14	374,888	4/97	8/97	100%	107,258

Yale Village Apts.	Yale, OK	8	198,097	2/98	7/98	100%	69,341

Boston Capital Tax Credit Fund IV L.P. - Series 29

PROPERTY PROFILE AS OF MARCH 31, 2001

Property Name	Location	Units	Mortgage Balance as of 12/31/00	Acq. Date	Const Comp.	Qualified Occupancy 3/31/01	Cap Con paid thru 3/31/01
The Arbor Park Apts.	Jackson, MS	160	$5,665,000	12/96	6/98	100%	$2,809,826

The Arbors	Richmond, VA	85	2,921,897	7/97	11/98	100%	1,869,683

Barrington Cove Apts.	Barrington, RI	60	2,073,448	4/97	5/97	100%	3,449,887

Bent Tree Apts.	Jacksboro, TX	24	605,442	12/97	1/98	100%	161,552

Colonial Apts.	Poplarville, MS	16	395,113	10/97	7/97	100%	86,039

Dogwood Apts.	Appomattox, VA	48	1,371,571	10/98	5/99	100%	630,780

Emerald Trace Apts.	Ruston, LA	48	1,323,815	8/98	4/99	100%	981,089

Edgewood Apts.	Baker, LA	72	1,989,879	3/97	9/98	100%	1,856,539

Glenbrook Apts.	Saint Jo, TX	24	512,862	12/97	3/97	100%	145,871

Harbor Pointe Apts.	Benton Harbor, MI	84	1,565,000	1/99	10/99	98%*	2,940,373

The Lincoln Hotel	San Diego, CA	41	798,478	2/97	7/97	100%	676,576

Lombard Heights Apts.	Springfield,MO	24	786,667	10/98	7/98	100%	302,808

Boston Capital Tax Credit Fund IV L.P. - Series 29

PROPERTY PROFILE AS OF MARCH 31, 2001

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/00	Acq. Date	Const Comp.	Qualified Occupancy 3/31/01	Cap Con paid thru 3/31/01
Lutkin Bayou Apts.	Drew, MS	36	$826,514	11/97	6/97	100%	$192,283

Nacogdoches Plaza Apts.	Nacodgoches, TX	70	1,530,513	4/97	3/98	100%	2,793,695

Newcastle Apts.	Collins, MS	36	685,015	9/97	6/98	100%	194,259

Park Crest Apts.	Sherwood, AZ	216	9,200,000	2/98	6/99	100%	3,199,520

Palmetto Place Apts.	Benton, LA	40	1,105,581	10/98	4/99	100%	1,153,878

Pecan Hill Apts.	Bryson, TX	16	385,813	8/97	1/98	100%	108,455

Regency Apts.	Poplarville, MS	16	457,935	10/97	7/97	100%	102,419

Rhome Apts.	Rhome, TX	24	516,998	12/97	2/97	100%	160,551

Westfield Apts.	Welsh, LA	40	797,618	11/97	8/98	100%	918,605

Willow Point Apts. III	Jackson, MS	120	4,270,000	12/96	2/98	100%	2,035,596

* Property was in lease-up phase as of March 31, 2001.

Boston Capital Tax Credit Fund IV L.P. - Series 30

PROPERTY PROFILE AS OF MARCH 31, 2001

Property Name	Location	Units	Mortgage Balance as of 12/31/00	Acq. Date	Const Comp.	Qualified Occupancy 3/31/01	Cap Con paid thru 3/31/01
Byam Village	Waterbury CT	46	$1,301,624	2/97	2/98	100%	$426,008

Country Estates Apts.	Farmville VA	24	888,387	3/98	7/99	100%	223,562

Emerald Trace II Apts	Ruston, LA	24	430,541	7/98	12/98	100%	717,594

Farewell Mills Apts.	Lisbon, ME	27	788,838	8/97	3/98	100%	662,864

Hillside Terrace Apts.	Poughkeepsie NY	64	1,810,159	4/99	7/00	100%	488,093

Lakewood Apts.	Clarksville, VA	52	1,546,518	3/98	10/99	100%	383,646

Lone Oak Apts.	Graham, TX	64	1,531,513	8/97	9/98	100%	408,634

Mesa Grande Apts.	Carlsbad, NM	72	1,778,952	2/98	12/98	100%	1,879,208

Millwood Park Apts.	Douglasville GA	172	8,360,000	12/98	11/99	100%	631,257

New River Gardens	Radford, VA	48	1,471,094	10/98	5/99	100%	637,321

Nocona Terrace Apts.	Nocona, TX	36	839,627	8/97	12/98	100%	244,299

Northgate Apts.	Bryant, AR	20	681,793	4/99	11/99	100%	826,491

Boston Capital Tax Credit Fund IV L.P. - Series 30

PROPERTY PROFILE AS OF MARCH 31, 2001

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/00	Acq. Date	Const Comp.	Qualified Occupancy 3/31/01	Cap Con paid thru 3/31/01
Park Trace Apts.	Jackson, TN	84	$1,814,108	11/97	3/99	100%	$3,353,303

Pine Forest Apts.	Dahlgren, VA	40	1,875,757	3/98	2/99	100%	503,181

Riverbend Apts.	Swanzey, NH	24	622,974	7/97	2/98	100%	1,313,371

Royal Crest Apts.	Bowie, TX	48	1,131,348	8/97	10/98	100%	337,545

Broadway Place Apts.	Hobbs, NM	32	781,124	2/98	12/98	100%	1,837,527

Trinity Life Gardens	Pueblo, CO	44	1,389,522	4/99	12/99	100%	1,924,806

Western Trails Apts.	Council Bluffs, IA	30	932,884	7/98	6/99	100%	912,827

Whistle Stop Apts.	Gentry, AR	27	702,546	9/97	5/98	100%	580,687

Boston Capital Tax Credit Fund IV L.P. - Series 31

PROPERTY PROFILE AS OF MARCH 31, 2001

Property Name	Location	Units	Mortgage Balance as of 12/31/00	Acq. Date	Const Comp.	Qualified Occupancy 3/31/01	Cap Con paid thru 3/31/01
Bent Tree Apts.	San Angelou, TX	112	$2,696,122	12/97	7/99	100%	$3,521,950

Brittney Square Apts.	Bowling Green, KY	20	636,168	7/98	7/98	100%	629,917

Canton Manor Apts.	Canton, MS	32	815,816	11/97	7/98	100%	271,306

Canton Village Apts.	Canton, MS	42	1,135,749	11/97	7/98	100%	363,557

Double Springs Manor II Apts.	Bowling Green, KY	25	402,556	9/98	3/99	100%	985,432

Eagles Ridge Terrace	Decatur, TX	89	1,840,922	12/97	5/98	100%	467,063

Elmwood Apts.	Ellisville, MS	32	667,162	12/97	6/98	100%	243,483

Giles Apts.	Amelia, VA	16	720,678	3/98	2/99	100%	178,711

Henderson Terrace Apts.	Bridgeport, TX	24	527,233	11/97	9/98	100%	120,846

Hurricane Hills	Hurricane, UT	28	792,022	9/97	8/98	100%	2,000,271

Madison Height Apts.	Canton, MS	80	2,247,716	11/97	7/98	100%	786,614

Boston Capital Tax Credit Fund IV L.P. - Series 31

PROPERTY PROFILE AS OF MARCH 31, 2001

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/00	Acq. Date	Const Comp.	Qualified Occupancy 3/31/01	Cap Con paid thru 3/31/01
Lakeview Court	City of Little Elm, TX	24	$449,910	11/97	1/99	100%	$83,390

Mesquite Trails	Jacksboro, TX	35	690,668	11/97	11/98	100%	193,766

Munjoy South Townhouse Apts.	Portland, ME	140	3,776,033	9/97	10/98	100%	706,503

Nottoway Manor	Blackstone, VA	28	867,952	3/98	4/99	100%	214,977

Parktowne Apts.	Cleveland, TN	84	1,766,887	11/97	6/98	100%	3,363,097

Park Ridge Apts.	McKee, KY	22	890,800	10/97	5/98	100%	338,464

Pilot Point Apts.	Pilot Point, VA	40	775,647	11/97	2/99	100%	142,680

Plantation Ridge	Sugar Hill, GA	218	12,790,000	5/98	5/99	100%	1,647,217

Riverbend Apts.	Bedford, ME	28	789,080	10/97	7/98	100%	1,578,561

Roth Village	Mechanicsburg, PA	61	2,224,875	10/97	9/98	100%	2,511,606

Royal Estates Apts.	Canton, MS	32	840,866	11/97	7/98	100%	282,525

Silver Creek Apts.	Flat Rock, MI	112	3,388,347	3/98	8/99	100%	4,235,275

Springs Manor Apts.	Rawls Spring, MS	32	829,896	12/97	6/98	100%	328,693

Boston Capital Tax Credit Fund IV L.P. - Series 31

PROPERTY PROFILE AS OF MARCH 31, 2001

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/00	Acq. Date	Const Comp.	Qualified Occupancy 3/31/01	Cap Con paid thru 3/31/01
Summerdale Commons Phase II	Atlanta, GA	108	$3,769,719	12/98	4/99	100%	$2,270,046

Windsor Hills Apts.	Ferris, TX	16	$458,079	5/00	9/00	100%	68,564

Windsor Park Apts.	Jackson, MS	279	7,500,000	11/97	3/99	100%	2,346,847

Boston Capital Tax Credit Fund IV L.P. - Series 32

PROPERTY PROFILE AS OF MARCH 31, 2001

Property Name	Location	Units	Mortgage Balance as of 12/31/00	Acq. Date	Const Comp.	Qualified Occupancy 3/31/01	Cap Con paid thru 3/31/01
Carriage Pointe Apts.	Old Bridge, NJ	18	$7,882,577	1/98	1/97	100%	$3,051,011

Chardonnay Apts.	Oklahoma City, OK	14	81,506	1/98	1/97	100%	393,700

Cogic Village Apts.	Benton Harbor, MI	136	2,431,812	4/98	7/99	100%	6,669,762

Courtside Apts.	Cottonwood, AZ	44	912,282	6/98	7/98	100%	1,667,188

Clear Creek Apts.	N. Manchester, IN	64	1,611,547	7/98	9/99	100%	1,884,358

Columbia Luxar	Dallas, TX	125	4,510,401	8/98	12/99	100%	3,749,751

Colony Park Apts.	Pearl, MS	192	8,000,000	6/98	12/99	100%	2,911,900

Gilette Manor	Sayreville, NJ	100	**	1/98	1992	100%	**

Hallman Court Apts.	Rochester, NY	77	9,225,283	1/99	7/00	100%	232,259

Martinsville Apts.	Shelbyville, KY	125	327,887	8/99	U/C	N/A	345,791

Parkside Plaza Apts	New York, NY	39	992,989	7/99	U/C	N/A	2,457,425

Park Ridge Apts.	Jackson, TN	136	5,000,000	11/98	12/99	100%	1,637,102

Park Village Apts.	Athens, TN	80	1,370,135	10/98	6/99	100%	1,503,103

Pearlwood Apts.	Pearl, MS	40	961,885	2/98	5/98	100%	745,648

Boston Capital Tax Credit Fund IV L.P. - Series 32

PROPERTY PROFILE AS OF MARCH 31, 2001

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/00	Acq. Date	Const Comp.	Qualified Occupancy 3/31/01	Cap Con paid thru 3/31/01
Pecan Manor Apts.	Natchitoches, LA	40	$395,771	7/98	10/98	100%	$1,501,914

Pineridge Apts.	Franklinton, LA	40	405,765	7/98	1/99	100%	1,497,889

Sterling Creek Apts.	Independence, MO	48	930,703	5/98	5/00	100%	1,832,475

Woodhaven Apts.	S. Brunswick, NJ	80	**	1/98	1995	100%	**

** 3 properties which make up one Operating Partnership named FFLP Associates

LP with 194 units. Entire mortgage balance and capital contributions paid reported with Carriage Pointe Apartments LP.

U/C=Property was under construction as of March 31, 2001.

Boston Capital Tax Credit Fund IV L.P. - Series 33

PROPERTY PROFILE AS OF MARCH 31, 2001

Property Name	Location	Units	Mortgage Balance as of 12/31/00	Acq Date	Const Comp.	Qualified Occupancy 3/31/01	Cap Con paid thru 3/31/01
Bradford Park Apts.	Southhaven, MS	208	$9,790,000	10/98	12/99	100%	$ 302,261

Bradford Square North Apts.	Jefferson City, TN	50	1,061,992	10/98	9/99	100%	1,392,263

Carriage Pointe Apts.	Old Bridge, NJ	18	7,882,577	3/98	1/97	100%	3,051,011

Columbia Luxar	Dallas, TX	125	4,510,401	8/98	12/99	100%	3,749,751

Foxridge Apts.	Durham, NC	92	2,846,913	3/98	7/99	100%	3,103,038

Gilette Manor	Sayreville, NJ	100	**	1/98	1992	100%	**

Harbor Pointe	Benton Harbor, MI	84	1,565,000	1/99	10/99	100%	1,060,134

Merchant Court	Dallas, GA	192	6,087,259	10/98	12/99	100%	2,410,115

Northrock Apts.	Topeka, KS	76	2,618,956	5/99	5/00	100%	1,133,534

Stearns-Assisted	Millinocket, ME	20	1,409,109	12/99	U/C	N/A	81,125

Stonewall Retirement Village	Stonewall, LA	40	886,714	7/98	1/99	100%	1,495,966

Woodhaven Apts.	S. Brunswick, NJ	80	**	1/98	1995	100%	**

** 3 properties which make up one Operating Partnership named FFLP Associates

LP with 194 units. Entire mortgage balance and capital contributions paid reported with Carriage Pointe Apartments LP.

U/C=Property was under construction as of March 31,2001.

Boston Capital Tax Credit Fund IV L.P. - Series 34

PROPERTY PROFILE AS OF MARCH 31, 2001

Property Name	Location	Units	Mortgage Balance as of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con paid thru 3/31/01
Abby Ridge Apts.	Elizabethtown, KY	24	$496,379	2/00	1/00	100%	$1,569,232

Allsion Apts.	Mt. Washington, KY	24	925,678	11/98	1/99	100%	850,013

Belmont Affordable Housing Two Apts.	Philadelphia, PA	20	530,872	1/99	12/99	100%	1,820,797

Boerne Creekside Apts.	Boerne, TX	71	2,060,457	11/98	6/00	100%	2,303,497

Bradford Park Apts.	Southaven, MS	208	9,790,000	3/99	12/99	100%	2,862,781

Hillside Club Apts.	Bear Creek Township, MI	55	1,697,929	10/98	12/99	100%	2,087,333

Howard Park Apts	Florida City, FL	16	329,194	4/99	12/99	100%	588,986

Kerrville Meadows Apts.	Kerrville, TX	72	1,610,692	11/98	4/00	100%	2,329,758

Merchant Court Apts.	Dallas, GA	192	6,087,259	10/98	12/99	100%	4,695,179

Millwood Park Apts.	Douglasville, GA	172	8,360,000	12/98	11/99	100%	1,215,874

Northwood Homes	Leitchfield, KY	24	813,456	4/99	6/99	100%	1,185,712

Romeo Village Apts.	Montour Falls, NY	24	1,022,512	10/98	4/99	100%	753,362

Boston Capital Tax Credit Fund IV L.P. - Series 34

PROPERTY PROFILE AS OF MARCH 31, 2001

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/00	Acq. Date	Const Comp.	Qualified Occupancy 3/31/01	Cap Con paid thru 3/31/01
Summer Park Apts.	Jackson, MS	216	$10,550,000	10/99	6/00	100%	$1,106,814

Washington Courtyards	Houston, TX	74	2,897,533	8/99	8/00	100%	1,231,287

Boston Capital Tax Credit Fund IV L.P. - Series 35

PROPERTY PROFILE AS OF MARCH 31, 2001
Property Name	Location	Units	Mortgage Balance as of 12/31/00	Acq. Date	Const Comp.	Qualified Occupancy 3/31/01	Cap Con paid thru 3/31/01
Ashton Cove Apts.	Kingsland, GA	72	$1,992,986	1/00	4/00	93%*	$2,557,680

Autumn Park	Dickson, TN	104	5,000,000	4/99	12/99	100%	1,463,162

Brazoswood Apts.	Clute, TX	72	2,000,000	7/99	7/00	100%	2,550,000

Columbia Woods Townhomes	Newman, GA	120	-0-	10/00	U/C	N/A	694,369

Country Walk Apts.	Mulvane, KS	68	2,054,963	12/98	11/99	100%	1,923,697

Cypress Pointe Retirement Apts.	Casa Grande, AZ	104	2,847,792	4/99	3/00	70%*	2,474,048

Garden Gates Apts. II	New Caney, TX	32	891,154	3/99	3/00	100%	1,060,537

Hillside Terrace Apts.	Poughkeepsie, NY	64	1,810,159	4/99	7/00	100%	3,579,349

Riverwalk Apt. Homes Phase II	Sheboygan, WI	20	423,253	12/98	7/99	100%	1,354,092

Washington Courtyards	Houston, TX	74	2,897,533	8/99	8/00	100%	515,219

Wedgewood Park Apts.	Evans, GA	180	5,475,000	12/99	8/00	84%*	3,229,037

* Property was in lease-up phase as of March 31, 2001.

U/C=Property was under construction as of March 31, 2001.

Boston Capital Tax Credit Fund IV L.P. - Series 36

PROPERTY PROFILE AS OF MARCH 31, 2001
Property Name	Location	Units	Mortgage Balance as of 12/31/00	Acq. Date	Const Comp.	Qualified Occupancy 3/31/01	Cap Con paid thru 3/31/01
Annadale Apts.	Fresno, CA	222	$8,480,788	1/00	6/90	100%	$548,563

Ashton Ridge	Jackson, MI	144	3,860,195	2/00	12/00	100%	1,300,664

Farmington Meadows	Aloha, OR	69	3,525,770	8/99	11/99	100%	530,154

Nowata Village	Nowata, OK	28	1,263,911	8/99	2/00	100%	328,274

Paris Place	Paris, KY	32	1,279,999	6/00	9/00	100%	921,032

Riverview Bend Apts.	Cystal City, MO	94	3,393,333	11/99	3/00	100%	725,768

Senior Suites Of Chicago Washington Heights	Chicago, IL	85	3,152,542	12/99	11/00	71%*	2,065,340

Valleyview Estates Apts.	Branson West, MO	32	492,836	11/99	5/00	100%	1,306,789

Wedgewood Park Apts.	Evans, GA	180	5,475,000	12/99	8/00	84%*	3,229,037

Willowbrook Apts.	Lafayette, LA	40	740,309	6/99	9/99	100%	1,200,789

Wingfield Apts.	Kinder, LA	40	554,139	6/99	7/99	100%	1,645,817

* Property was in lease-up phase as of March 31, 2001.

Boston Capital Tax Credit Fund IV L.P. - Series 37

PROPERTY PROFILE AS OF MARCH 31, 2001
Property Name	Location	Units	Mortgage Balance as of 12/31/00	Acq. Date	Const Comp.	Qualified Occupancy 3/31/01	Cap Con paid thru 3/31/01
Ashton Ridge Apts.	Jackson, MS	144	$3,860,195	02/00	12/00	100%	$5,261,716

Baldwin Villas	Pontiac, MI	65	6,890,106	10/99	U/C	N/A	-0-

Columbia Woods Townhomes	Newnan, GA	120	-0-	10/00	U/C	N/A	1,741,159

Senior Suites of Washington Heights	Chicago, IL	85	3,152,542	12/99	11/00	71%*	2,065,340

Silver Pond Apts.	Wallingford, CT	160	3,304,297	6/00	U/C	0%*	$1,263,543

Stearns Assisted Apts.	Millinocket, ME	20	1,409,109	12/99	U/C	N/A	168,875

Summer Park	Jackson, MS	216	10,550,000	10/99	6/00	100%	2,379,767

* Property was in lease-up phase as of March 31, 2001.

U/C=Property was under construction as of March 31, 2001.

Boston Capital Tax Credit Fund IV L.P. - Series 38

PROPERTY PROFILE AS OF MARCH 31, 2001
Property Name	Location	Units	Mortgage Balance as of 12/31/00	Acq. Date	Const Comp.	Qualified Occupancy 3/31/01	Cap Con paid thru 3/31/01
Andover Crossing Apts.	Andover, KS	80	$2,672,237	5/00	12/00	100%	$1,342,808

Arbors at Eagle Crest Apts.	Mount. Pleasant, MI	120	1,800,000	12/00	U/C	N/A	2,153,080

Bristow Place Apts.	Bristow, OK	28	549,371	6/01	12/00	100%	315,784

Columbia Creek Apts.	Woodstock, GA	172	-0-	8/01	U/C	N/A	2,795,601

Cushing Place Apts.	Cushing, OK	24	1,318,179	3/00	10/00	100%	347,807

Hammond Place Apts.	Hammond, LA	40	496,483	3/00	4/00	100%	1,706,341

Shoreham Apts.	Houston, TX	120	1,000	4/00	U/C	N/A	3,834,671

Whitley Park Apts.	Whitley City, KY	21	917,034	6/00	6/00	100%	302,339

Willowbrook II Apts.	Lafayette, LA	40	951,343	3/00	U/C	N/A	1,247,680

U/C=Property was under construction as of March 31, 2001.

40

Boston Capital Tax Credit Fund IV L.P. - Series 39

PROPERTY PROFILE AS OF MARCH 31, 2001
Property Name	Location	Units	Mortgage Balance as of 12/31/00	Acq. Date	Const Comp.	Qualified Occupancy 3/31/01	Capital Contributions Paid Through 3/31/01
Arbors at Eagle Crest Apts.	Mount. Pleasant, MI	120	$1,800,000	12/00	U/C	N/A	$2,153,080

Arbors at Ironwood Apts.	Mishawaka, IN	88	-0-	7/00	U/C	N/A	2,244,700

Austin Acres Atps.	Hopkinsville, KY	32	-0-	11/00	U/C	N/A	717,099

Baldwin Villas Apts.	Pontiac, MI	65	6,890,106	12/00	U/C	N/A	-0-

Columbia Creek Apts.	Woodstock, GA	172	-0-	8/01	U/C	N/A	2,909,708

Daystar Village Apts.	Bowling Green, KY	32	759,546	02/01	1/01	31%*	837,341

Pine Grove Community	Gouverneur, NY	48	-0-	12/00	U/C	N/A	461,727

*Property was in lease-up phase as of March 31, 2001

U/C=Property was under construction as of March 31, 2001.

40

Boston Capital Tax Credit Fund IV L.P. - Series 40

PROPERTY PROFILE AS OF MARCH 31, 2001

Property Name	Location	Units	Mortgage Balance as of 12/31/00	Acq. Date	Const Comp.	Qualified Occupancy 3/31/01	Cap Con paid thru 3/31/01
Arbors @ Ironwood Apts. II	Mishawaka, IN	40	-0-	2/01	U/C	N/A	-0-

Carlyle Apts.	Aberdeen, SD	44	-0-	2/01	U/C	N/A	773,192

Londontown Homes Apts.	London, KY	24	-0-	2/01	U/C	N/A	-0-

Parkview Apts.	Springfield, MA	25	-0-	2/01	U/C	N/A	555,910

Oakland Apts.	Oakdale, LA	46	-0-	2/01	U/C	N/A	-0-

Western Gardens Apts.	Dequincey, LA	48	-0-	2/01	U/C	N/A	569,638

U/C=Property was under construction as of March 31, 2001.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II
Item 5.		Market for the Fund's Interests and Related Fund Matters

	(a)	Market Information
The Fund is classified as a limited partnership and thus has no common stock. There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

	(b)	Approximate number of security holders
As of March 31, 2001, the Fund has 34,021 BAC holders for an aggregate of 62,387,159 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs were issued in series. Series 20 consists of 2,381
investors holding 3,866,700 BACs, Series 21 consists of 1,210 investors holding 1,892,700 BACs, Series 22 consists of 1,671 investors holding 2,564,400 BACs, Series 23 consists of 2,139 investors holding 3,336,727 BACs, Series 24 consists of 1,304 investors holding 2,169,878 BACs, Series 25 consists of 1,829 investors holding 3,026,109 BACs, Series 26 consists of 2,353 investors holding 3,995,900 BACs, Series 27 consists of 1,395 investors holding 2,460,700 BACs, Series 28 consists of 2,135 investors holding 4,000,738 BACs, Series 29 consists of 2,325 investors holding 3,991,800 BACs, Series 30 consists of 1,377 investors holding 2,651,000 BACs, Series 31 consists of 2,154 investors holding 4,417,857 BACs, Series 32 consists of 2,388 investors holding 4,754,198 BACs, Series 33 consists of 1,291 investors holding 2,636,533 BACs, Series 34 consists of 1,771 investors holding 3,529,319 BACs, Series 35 consists of 1,693 investors holding 3,300,463 BACs, Series 36 consists of 1,031 investors holding 2,106,837 BACs, Series 37 consists of 1,149 investors holding 2,512,500 BACs, Series 38 consists of 1,240 investors holding 2,543,100 BACs, Series 39 consists of 1,013 investors holding 2,292,100 BACs and Series 40 consists of 172 investors holding 337,600 BACs at March 31, 2001

	(c)	Dividend history and restriction
The Fund has made no distributions of Net Cash Flow to its BAC Holders from its inception, October 5, 1993 through March 31, 2001.

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
Operations	2001	2000	1999	1998	1997
Interest & Other Income	$2,478,585	$3,089,965	$4,604,150	$4,007,240	$2,498,953

Share of Loss of Operating Partnerships	(27,258,366)	(22,255,032)	(16,178,884)	(12,821,176)	(10,783,903)

Operating Expenses	(6,872,178)	(7,491,481)	(5,902,620)	(4,654,485)	(3,283,551)

(Loss)	$(31,651,959)	$(26,656,548)	$(17,477,354)	$(13,468,421)	$(11,568,501)

Net Income
(Loss) per BAC	$(.52)	$(.47)	$(.36)	$ (.36)	$ (.50)

Balance Sheet	2001	2000	1999	1998	1997

Total Assets	$477,547,823	$478,148,369	$456,501,585	$386,072,953	$259,200,587

Total Liabilities	$ 53,445,738	$ 62,060,171	$ 79,434,074	$ 79,763,815	$ 36,568,416

Partners' Capital	$424,102,085	$416,088,198	$377,067,511	$306,309,138	$222,632,171

Other Data
Tax Credits per BAC for the Investors Tax Year, the Twelve Months Ended December 31, 2000, 1999, 1998, 1997, and 1996*	$.96	$.78	$.71	$.61	$.52

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
The Fund anticipates that the investments it purchases will be held to maturity, but periodically the Fund must sell investments to meet certain obligations. Many of the investments sold during the years ended March 31,
2000 and 2001 were yielding coupon rates higher than market rates. A premature sale of these investments may have resulted in realized losses, but when combined with the higher coupon yields the resulting actual yields were consistent with market rates. In selecting investments to purchase and sell, the general partner and it's advisors stringently monitor the ratings of the investments, thereby maximizing safety of principal.

Capital Resources

The Fund is offering BACs in a Public Offering originally declared effective by the Securities and Exchange Commission on December 16, 1993. The
Fund received and accepted subscriptions for $623,572,500 representing
62,387,159 BACs from investors admitted as BAC Holders in Series 20 through 40 of the Fund. As of March 31, 2001 the Fund is continuing to offer BACs in
Series 40.

(Series 20). The Fund commenced offering BACs in Series 20 on January
21, 1994. The Fund received and accepted subscriptions for $38,667,000 representing 3,866,700 BACs from investors admitted as BAC Holders in Series 20. Offers and sales of BACs in Series 20 were completed and the last of the BACs in Series 20 were issued by the Fund on June 24, 1994.

During the fiscal year ended March 31, 2001, none of Series 20 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2001 proceeds from the offer and sale of BACs in Series 20 had been used to invest in 24 Operating Partnerships in an aggregate amount of $28,614,472 and the Fund had completed payment of all installments of its capital contributions to 23 of the Operating Partnerships. Series 20 has outstanding contributions payable to one operating partnership in the amount of $388,026 as of March 31, 2001. Of the amount outstanding, $252,771 has been advanced to the Operating Partnership. The advance will be converted to capital and the remaining contributions of $135,255 will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

(Series 21). The Fund commenced offering BACs in Series 21 on July 5,
1994. The Fund received and accepted subscriptions for $18,927,000 representing 1,892,700 BACs from investors admitted as BAC Holders in Series 21. Offers and sales of BACs in Series 21 were completed and the last of the BACs in Series 21 were issued by the Fund on September 30, 1994.

During the fiscal year ended March 31, 2001, none of Series 21 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2001 proceeds from the offer and sale of BACs in Series 21 had been used to invest in 14 Operating Partnerships in an aggregate amount of $13,872,728 and the Fund had completed payment of all installments of its capital contributions to 11 of the Operating Partnerships. Series 21 has outstanding contributions payable to 3 operating partnerships in the amount of $689,358 as of March 31, 2001. Of the amount outstanding, $641,542 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $47,816 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 22). The Fund commenced offering BACs in Series 22 on October
12, 1994. The Fund received and accepted subscriptions for $25,644,000 representing 2,564,400 BACs from investors admitted as BAC Holders in Series 22. Offers and sales of BACs in Series 22 were completed and the last of the BACs in Series 22 were issued by the Fund on December 28, 1994.

During the fiscal year ended March 31, 2001, none of Series 22 net offering were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2001 proceeds from the offer and sale of BACs in Series 22 had been used to invest in 29 Operating Partnerships in an aggregate amount of $18,758,748 and the Fund had completed payment of all installments of its capital contributions to 25 of the Operating Partnerships. Series 22 has outstanding contributions payable to 4 operating partnerships in the amount of $538,769 as of March 31, 2001. Of the amount outstanding, $450,981 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $87,788 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 23). The Fund commenced offering BACs in Series 23 on January
10, 1995. The Fund received and accepted subscriptions for $33,366,000 representing 3,336,727 BACs from investors admitted as BAC Holders in Series 23. Offers and Sales of BACs in Series 23 were completed and the last of the BACs in Series 23 were issued by the Fund on June 23, 1995.

During the fiscal year ended March 31, 2001, none of Series 23 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2001 proceeds from the offer and sale of BACs in Series 23 had been used to invest in 22 Operating Partnerships in an aggregate amount of $24,352,278 and the Fund had completed payment of all installments of its capital contributions to 18 of the Operating Partnerships. Series 23 has outstanding contributions payable of $458,631 as of March 31, 2001 to 4 operating partnerships, all of which has been advanced or loaned to the Operating Partnerships. The advances and loans will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 24). The Fund commenced offering BACs in Series 24 on June 9,
1995. The Fund received and accepted subscriptions for $21,697,000 representing 2,169,878 BACs from investors admitted as BAC Holders in Series 24. Offers and Sales of BACs in Series 24 were completed and the last of the BACs in Series 24 were issued by the Fund on September 22, 1995.

During the fiscal year ended March 31, 2001, none of Series 24 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2001 proceeds from the offer and sale of BACs in Series 24 had been used to invest in 24 Operating Partnerships in an aggregate amount of $15,980,237 and the Fund had completed payment of all installments of its capital contributions to 17 of the Operating Partnerships. Series 24 has outstanding contributions payable to 7 operating partnerships in the amount of $1,214,204 as of March 31, 2001. Of the amount outstanding, $1,093,227 has been advanced or loaned to the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $120,977 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 25). The Fund commenced offering BACs in Series 25 on September
30, 1995. The Fund received and accepted subscriptions for $30,248,000 representing 3,026,109 BACs from investors admitted as BAC Holders in Series 25. Offers and Sales of BACs in Series 25 were completed and the last of the BACs in Series 25 were issued by the Fund on December 29, 1995.

During the fiscal year ended March 31, 2001, the Fund used $352,859 of Series 25 net offering proceeds to pay installments of its capital contributions to 4 Operating Partnerships. As of March 31, 2001 proceeds from the offer and sale of BACs in Series 25 had been used to invest in 22 Operating Partnerships in an aggregate amount of $22,449,722 and the Fund had completed payment of all installments of its capital contributions to 14 of the Operating Partnerships. Series 25 has outstanding contributions payable to 8 Operating Partnerships in the amount of $2,083,892 as of March 31, 2001. Of the amount outstanding, $1,671,965 has been advanced or loaned to some of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $411,927 will be released when Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 26). The Fund commenced offering BACs in Series 26 on January
18, 1996. The Fund received and accepted $39,959,000 representing 3,995,900 BACs from investors admitted as BAC Holders in Series 26. Offers and sales of BACs in Series 26 were completed and the last of the BACS in Series 26 were issued by the Fund on June 14, 1996.

During the fiscal year ended March 31, 2001, the Fund used $180,117 of Series 26 net offering proceeds to pay installments of its capital contributions to 6 Operating Partnerships. As of March 31, 2001 proceeds from the offer and sale of BACs in Series 26 had been used to invest in 45 Operating Partnerships in an aggregate amount of $29,390,860 and the Fund had completed payment of all installments of its capital contributions to 32 of the Operating Partnerships. Series 26 has outstanding contributions payable to 13 Operating Partnerships in the amount of $2,199,426 as of March 31, 2001. Of the amount outstanding, $2,053,953 has been advanced or loaned to some of the Operating Partnerships. In addition, $30,031 has been funded into escrow accounts on behalf of other Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $115,442, as well as the escrowed funds, will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 27). The Fund commenced offering BACs in Series 27 on June 17,
1996. The Fund received and accepted $24,607,000 representing 2,460,700 BACs from investors admitted as BAC Holders in Series 27. Offers and sales of BACs in Series 27 were completed and the last of the BACS in Series 27 were issued by the Fund on September 27, 1996.

During the fiscal year ended March 31, 2001, the Fund used $249,384 of Series 27 net offering proceeds to pay installments of its capital contributions to 4 Operating Partnerships. As of March 31, 2001 proceeds from the offer and sale of BACs in Series 27 had been used to invest in 16 Operating Partnerships in an aggregate amount of $17,881,544 and the Fund had completed payment of all installments of its capital contributions to 11 of the Operating Partnerships. Series 27 has outstanding contributions payable to 5 operating partnerships in the amount of $315,311 as of March 31, 2001. Of the amount outstanding, $6,500 has been advanced to one of the Operating Partnerships. The advance will be converted to capital and the remaining contributions of $308,811 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 28). The Fund commenced offering BACs in Series 28 on September
30, 1996. The Fund received and accepted $39,999,000 representing 4,000,738 BACs from investors admitted as BAC Holders in Series 28. Offers and sales of BACs in Series 28 were completed and the last of the BACS in Series 28 were issued by the Fund on January 31, 1997.

During the fiscal year ended March 31, 2001, the Fund used $1,718,582 of Series 28 net offering proceeds to pay installments of its capital contributions to 4 Operating Partnerships. As of March 31, 2001 proceeds from the offer and sale of BACs in Series 28 had been used to invest in 26 Operating Partnerships in an aggregate amount of $29,211,996 and the Fund had completed payment of all installments of its capital contributions to 20 of the Operating Partnerships. Series 28 has outstanding contributions payable to 6 operating partnerships in the amount of $744,786 as of March 31, 2001.
The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 29). The Fund commenced offering BACs in Series 29 on February
10, 1997. The Fund received and accepted $39,918,000 representing 3,991,800 BACs from investors admitted as BAC Holders in Series 29. Offer and sales of BACs in Series 29 were completed on June 20, 1997.

During the fiscal year ended March 31, 2001, the Fund used $1,419,352 of Series 29 net offering proceeds to pay installments of its capital contributions to 5 Operating Partnerships. As of March 31, 2001 proceeds from the offer and sale of BACs in Series 29 had been used to invest in 22 Operating Partnerships in an aggregate amount of $29,137,877 and the Fund had completed payment of all installments of its capital contributions to 16 of the Operating Partnerships. Series 29 has outstanding contributions payable to 6 operating partnerships in the amount of $596,044 as of March 31, 2001. Of the amount outstanding, $20,935 has been loaned to one of the Operating Partnerships. The loan will be converted to capital and the remaining contributions of $575,109 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 30). The Fund commenced offering BACs in Series 30 on June 23,
1997. The Fund received and accepted $26,490,750 representing 2,651,000 BACs from investors admitted as BAC Holders in Series 30. Offer and sales of BACs in Series 30 were completed on September 10, 1997.

During the fiscal year ended March 31, 2001, the Fund used $1,114,708 of Series 30 net offering proceeds to pay installments of its capital contributions to 11 Operating Partnerships. As of March 31, 2001 proceeds from the offer and sale of BACs in Series 30 had been used to invest in 20 Operating Partnerships in an aggregate amount of $19,457,338, and the Fund had completed payment of all installments of its capital contributions to 10 of the Operating Partnerships. Series 30 has outstanding contributions payable to 10 operating partnerships in the amount of $1,034,250 as of March 31, 2001. Of the amount outstanding, $341,749 has been advanced or loaned to one of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $692,501 will be released when Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 31). The Fund commenced offering BACs in Series 31 on September
11, 1997. The Fund had received and accepted $44,057,750 representing 4,417,857 BACs from investors admitted as BAC Holders in Series 31. Offer and sales of BACs in Series 31 were completed on January 18, 1998.

During the fiscal year ended March 31, 2001, the Fund used $1,954,972 of Series 31 net offering proceeds to pay installments of its capital contributions to 20 Operating Partnerships. As of March 31, 2001 proceeds from the offer and sale of BACs in Series 31 had been used to invest in 27 Operating Partnerships in an aggregate amount of $32,188,856 and the Fund had completed payment of all installments of its capital contributions to 17 of the Operating Partnerships. Series 31 has outstanding contributions payable to 10 Operating Partnerships in the amount of $1,350,694 as of March 31, 2001. Of the amount outstanding, $815,674 has been advanced or loaned to some of the Operating Partnerships. In addition, $25,000 has been funded into an escrow account on behalf of one of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $510,020, as well as the escrowed funds, will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 32). The Fund commenced offering BACs in Series 32 on January
19, 1998. The Fund had received and accepted $47,431,000 representing 4,754,198 BACs from investors admitted as BAC Holders in Series 32. Offer and sales of BACs in Series 32 were completed on June 23, 1998.

During the fiscal year ended March 31, 2001, the Fund used $1,563,696 of Series 32 net offering proceeds to pay installments of its capital contributions to 6 Operating Partnerships. As of March 31, 2001 proceeds from the offer and sale of BACs in Series 32 had been used to invest in 16 Operating Partnerships in an aggregate amount of $33,695,350 and the Fund had completed payment of all installments of its capital contributions to 7 of the Operating Partnerships. Series 32 has outstanding contributions payable to 9 Operating Partnerships in the amount of $1,286,333 as of March 31, 2001. Of the amount outstanding, $372,082 has been advanced or loaned to some of the Operating Partnerships. In addition, $125,000 has been funded into escrow accounts on behalf of other Operating Partnerships. The loans will be converted to capital and the remaining contributions of $789,251, as well as the escrowed funds, will be released when Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

During the fiscal year ended March 31, 2001, the Fund used $1,658,030 of Series 33 net offering proceeds to pay installments of its capital contributions to 6 Operating Partnerships. As of March 31, 2001 proceeds from the offer and sale of BACs in Series 33 had been used to invest in 10 Operating Partnerships in an aggregate amount of $19,556,640 and the Fund had completed payment of all installments of its capital contributions to 3 of the Operating Partnerships. Series 33 has outstanding contributions payable to 7 Operating Partnerships in the amount of $1,557,634 as of March 31, 2001. Of the amount outstanding, $163,725 has been loaned or advanced to some of the Operating Partnerships. In addition, $125,000 has been funded into an escrow account on behalf of another Operating Partnership. The loans and advances will be converted to capital and the remaining contributions of $1,268,909, as well as the escrowed funds, will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 34). The Fund commenced offering BACs in Series 34 on September
22, 1998. The Fund had received and accepted $35,273,000 representing 3,529,319 BACs from investors admitted as BAC Holders in Series 34. Offer and sales of BACs in Series 34 were completed on February 11, 1999.

During the fiscal year ended March 31, 2001, the Fund used $3,320,686 of Series 34 net offering proceeds to pay installments of its capital contributions to 12 Operating Partnerships. As of March 31, 2001 proceeds from the offer and sale of BACs in Series 34 had been used to invest in 14 Operating Partnerships in an aggregate amount of $25,733,074 and the Fund had not completed payment of all installments of its capital contributions to 5 of the Operating Partnerships. Series 34 has outstanding contributions payable the Operating Partnerships in the amount of $1,051,622 as of March 31, 2001. Of the amount outstanding, $658,250 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $393,372, will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 35). The Fund commenced offering BACs in Series 35 on February
22, 1999. The Fund received and accepted $33,002,000 representing 3,300,463 BACs from investors admitted as BAC Holders in Series 35. Offer and sales of BACs in Series 35 were completed on June 28, 1999.

During the fiscal year ended March 31, 2001, the Fund used $3,893,407 of Series 35 net offering proceeds to pay installments of its capital contributions to 8 Operating Partnerships. As of March 31, 2001 proceeds from the offer and sale of BACs in Series 35 had been used to invest in 11 Operating Partnerships in an aggregate amount of $23,971,853 and the Fund had completed payment of all installments of its capital contributions 3 of the Operating Partnerships. Series 35 has outstanding contributions payable to 8 Operating Partnerships in the amount of $2,520,290 as of March 31, 2001. Of the amount outstanding, $817,708 has been loaned or advanced to some of the Operating Partnerships. In addition, $626,589 has been funded into escrow accounts on behalf of other Operating Partnerships. The loans will be converted to capital and the remaining contributions of $1,075,993, as well as the escrowed funds, will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 36). The Fund commenced offering BACs in Series 36 on June 22, 1999. The Fund received and accepted $21,068,375 representing 2,106,837 BACs from investors admitted as BAC Holders in Series 36. Offer and sales of BACs in Series 36 were completed on September 28, 1999.

During the fiscal year ended March 31, 2001, the Fund used $3,036,766 of Series 36 net offering proceeds to pay installments of its capital contributions to 8 Operating Partnerships. As of March 31, 2001 proceeds from the offer and sale of BACs in Series 36 had been used to invest in 11 Operating Partnerships in an aggregate amount of $15,273,148, and the Fund had completed payment of all installments of its capital contributions to 4 of the Operating Partnerships. Series 36 has outstanding contributions payable to 7 Operating Partnerships in the amount of $1,460,200 as of March 31, 2001. Of the amount outstanding, $1,045,643 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $414,557, will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 37). The Fund commenced offering BACs in Series 37 on October 29, 1999. The Fund received and accepted $25,125,000 representing 2,512,500 BACs from investors admitted as BAC Holders in Series 37. Offer and sales of BACs in Series 37 were completed on January 28, 2000.

During the fiscal year ended March 31, 2001, the Fund used $5,590,378 of Series 37 net offering proceeds to pay installments of its capital contributions to 6 Operating Partnerships. As of March 31, 2001 proceeds from the offer and sale of BACs in Series 37 had been used to invest in 7 Operating
Partnerships in an aggregate amount of $18,719,332 and the Fund had completed payment of all installments of its capital contributions to 1 of the Operating Partnerships. Series 37 has outstanding contributions payable to 6 Operating Partnerships in the amount of $5,838,932 as of March 31, 2001. Of the amount outstanding, $2,126,530 has been loaned to one of the Operating Partnerships. In addition, $2,168,424 has been funded into escrow accounts on behalf of another Operating Partnership. The loan will be converted to capital and the remaining contributions of $2,168,424, as well as the escrowed funds, will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 38). The Fund commenced offering BACs in Series 38 on February 1, 2000. The Fund received and accepted $25,431,000 representing 2,543,100 BACs from investors admitted as BAC Holders in Series 38. Offer and sales of BACs in Series 38 were completed on July 31, 2001.

During the fiscal year ended March 31, 2001, the Fund used $11,507,412 of Series 38 net offering proceeds to pay initial and additional installments of its capital contributions to 8 Operating Partnerships. As of March 31,
2001 proceeds from the offer and sale of BACs in Series 38 had been used to invest in 8 Operating Partnerships in an aggregate amount of $18,493,123 and the Fund had completed payment of all installments of its capital contributions to 3 of the Operating Partnerships. Series 38 has outstanding contributions payable to 5 Operating Partnerships in the amount of $4,429,476 as of March 31, 2001. Of the amount outstanding, $228,455 has been loaned to one of the Operating Partnerships. In addition, $158,037 has been funded into escrow accounts on behalf of another Operating Partnership. The loan will be converted to capital and the remaining contributions of $4,042,984, as well as the escrowed funds, will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

During the fiscal year ended March 31, 2001, the Fund used $420,296 of Series 38 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or opearting apartment complexes. The series is entitled to a percentage of the profits, losses and tax credits of the limited liability company. The investment is reported in the Investment in Operating Limited Partherships line item on the balance sheet.

(Series 39). The Fund commenced offering BACs in Series 39 on August 1, 2000.
The Fund received and accepted $22,921,000 representing 2,292,100 BACs from investors admitted as BAC Holders in Series 39. Offer and sales of BACs in Series 39 were completed on January 31, 2001.

During the fiscal year ended March 31, 2001, the Fund used $9,323,655 of Series 39 net offering proceeds to pay initial and additional installments of its capital contributions to 6 Operating Partnerships. As of March 31,
2001 proceeds from the offer and sale of BACs in Series 39 had been used to invest in 9 Operating Partnerships in an aggregate amount of $16,145,239 and the Fund had completed payment of all installments of its capital contributions to 1 of the Operating Partnerships. Series 39 has outstanding contributions payable to 6 Operating Partnerships in the amount of $6,821,583 as of March 31, 2001. Of the amount outstanding, $228,455 has been loaned to one of the Operating Partnerships. The loan will be converted to capital and the remaining contributions of $6,593,128 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

During the fiscal year ended March 31, 2001, the Fund used $192,987 of Series 39 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes. The series is entitled to a percentage of the profits, losses and tax credits of the limited liability company. The investment is reported in the Investment in Operating Limited Partnerships line item on the balance sheet.

(Series 40). The Fund commenced offering BACs in Series 40 on February 1, 2001. The Fund received and accepted $3,376,000 representing 337,600 BACs from investors admitted as BAC Holders in Series 40 as of March 31, 2001. The Fund is currently continuing to offer BACs in Series 40.

During the fiscal year ended March 31, 2001, the Fund used $1,898,740 of Series 40 net offering proceeds and the line of credit facility to pay initial installments of its capital contributions to 3 Operating Partnerships. As of March 31, 2001 proceeds from the offer and sale of BACs in Series 40 had been used to invest in 6 Operating Partnerships in an aggregate amount of $7,777,666, and the Fund had not completed payment of all installments of its capital contributions to any of the Operating Partnerships. Series 40 has outstanding contributions payable to the Operating Partnerships in the amount of $5,878,926 as of March 31, 2001. Of the amount outstanding, $1,000,000 has been advanced to one of the Operating Partnerships from the line of credit. The advance will be converted to capital and the remaining contributions of $4,878,926 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Results of Operations

The Fund incurs a fund management fee to the General Partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the
Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating
Partnerships. The annual fund management fee incurred for the fiscal years ended March 31, 2001 and 2000 was $4,759,655 and $4,169,227, respectively.
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

(Series 20). As of March 31, 2001 and 2000, the average Qualified
Occupancy for the series was 100% and 99.99%, respectively. The series had a total of 24 Operating Partnerships at March 31, 2001, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2000 and 1999, the series, in total, generated $1,957,529 and $2,013,533, respectively in passive income tax losses that were passed through to the investors and also provided $1.33 for both 2000 and 1999, in tax credits per BAC to the investors.

As of March 31, 2001 and 2000, Investments in Operating Partnerships
for Series 20 was $16,738,536 and $18,752,214, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2001 and 2000, the net loss of the series was $2,366,381 and $2,401,326, respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships and the fund management fee. It is anticipated that the net loss for Series 20 will remain relatively consistent in future years since the series has finished acquiring Operating Partnerships and they are all fully operational.

The Operating General Partner, Investment Limited Partner and the management company are working diligently to maintain a strong occupancy at Breeze Cove Limited Partnership (Breeze Cove Apartments). The average physical occupancy during 2000 was 90%, but trended down slightly to 87% in the first quarter of 2001. The management company is marketing the property aggressively, using methods including newspaper advertising and oversized property signage visible from the interstate highway. The Operating General Partner continues to encourage the management company to reduce operating expenses to improve operations and cash flow, which will be beneficial to the refinancing of the property. The 2001 operating budget projects operating expenses to decline by approximately 10% as a result of decreased unit turnover. The management company is being more selective with tenant applications, which should help to stabilize operations. The Operating General Partner and Investment Limited Partner have continued to fund operating deficits as needed.

Parkside Housing LP (Parkside Apartments) operated above breakeven for the year 2000 due to strong occupancy and a rental increase. Occupancy remained strong at 100% for the first quarter 2001. With sustained high occupancy the property is considered to be performing well.

Effective November 28, 2000, East Douglas Apartments Limited Partnership (East Douglas Apartments) retained Van Rooy Properties for property management. The Operating General Partner replaced the prior management company due to poor managerial performance and untimely reporting. Several occupancy and financial issues have been addressed since the management agent transfer. The average occupancy for the first quarter 2001 was 97%. The accounts payable balance as of 3/31/01 was approximately $22,000, and the property required an operating deficit funding of $9,900 during the first quarter 2001 from the Investment
General Partner. There was a Form 8823, Low Income Housing Credit Agencies Report of Non-compliance, filed against the property in 1999. While the files are presently in good condition, there were a number of non-compliance issues that occurred during the initial occupancy of the building. The non-compliance items are being researched and the management agent is presently working with the state agency to rectify the situation.

(Series 21). As of March 31, 2001 and 2000, the average Qualified
Occupancy for the series was 99.9% and 99.5%, respectively. The series had a total of 14 properties at March 31, 2001. Out of the total, 13 were at 100%
qualified occupancy.

For the tax years ended December 31, 2000 and 1999, the series, in total, generated $1,763,608 and $1,628,287, respectively, in passive income tax losses that were passed through to the investors and also provided $1.21 and $1.20, respectively, in tax credits per BAC to the investors.

As of March 31, 2001 and 2000, Investments in Operating Partnerships
for Series 21 was $5,713,575 and $6,653,822, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2001 and 2000, the net loss of the series was $1,087,400 and $1,393,343, respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships, and the fund management fee. It is anticipated that the net loss will become relatively consistent in future years as the series has finished acquiring Operating Partnerships and most were in full operations as of December 31, 2000.

Atlantic City Housing Urban Renewal Associates L.P. (Atlantic City Apartments) operated below breakeven for the first quarter 2001. The property's operations were impacted by high security and maintenance costs and an increase in insurance premiums. Additionally the Section 8 Rental Assistance Contract has increased only slightly over the past few years. The Operating General Partner funded most of the deficits, but outstanding payables continued to increase. The Operating General Partner is committed to seeing through the problems by continuing to fund deficits as needed. The Investment General Partner is monitoring the situation closely through quarterly inspections and is working with the Operating General Partner on curing the operational issues. It is anticipated that the partnership will continue to show deficits for the foreseeable future. As a result, the Operating Partnership filed for protection under Chapter 11 of the Bankruptcy Code in June 2001. It is the Operating General Partner's intention to present a work out plan to the court that will reduce the debt service and allow the property to become economically viable. Occupancy for the first quarter of 2001 was 94%, and the management company is aggressively trying to maintain high occupancy. The property has a project based Section 8 HAP contract, which protects it from much of the market rate competition. Applicants come from an ample Housing Authority waiting list. However, the investment will remain viable only so long as the Operating General Partner is willing and able to continue to fund operating deficits.

(Series 22). As of March 31, 2001 and 2000, the average Qualified
Occupancy for the series was 100%. The series had total of 29 properties at March 31, 2001, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2000 and 1999, the series, in total, generated $1,591,968 and $1,526,421, respectively, in passive income tax losses that were passed through to the investors and also provided $1.26 for both years, in tax credit per BAC to the investors.

As of March 31, 2001 and 2000, Investments in Operating Partnerships
for Series 22 was $12,526,478 and $13,754,315, respectively. The decrease is primarily a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2001 and 2000, the net loss of the series was $1,484,651 and $1,495,871, respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships and the fund management fee. It is anticipated that the net loss will remain relatively consistent in future years as the series has finished acquiring Operating Partnerships and all are reporting stable operations.

(Series 23). As of March 31, 2001 and 2000, the average Qualified
Occupancy for the series was 100%. The series had a total of 22 properties at March 31, 2001, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2000 and 1999, the series, in total, generated $1,805,859 and $1,936,324, respectively, in passive income tax losses that were passed through to investors and also provided $1.31 for both years in tax credits per BAC to the investors.

As of March 31, 2001 and 2000, Investments in Operating Partnerships for Series 23 was $19,119,494 and $20,257,128, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2001 and 2000 the net loss of the series was $1,380,939 and $1,684,657, respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships and the fund management fee. It is anticipated that the net loss will be relatively consistent in future years as the series has finished acquiring Operating Partnerships and they are fully operational.

(Series 24). As of March 31, 2001 and 2000, the average Qualified
Occupancy for the series was 99.9%. The series had a total of 24 properties at March 31, 2001. Out of the total, 23 were at 100% qualified occupancy.

For the tax years ended December 31, 2000 and 1999, the series, in total, generated $1,769,510 and $1,598,140, respectively, in passive income tax losses that were passed through to investors and also provided $1.27 and $1.28, respectively, in tax credits per BAC to the investors.

As of March 31, 2001 and 2000, Investments in Operating Partnerships
for Series 24 was $10,964,312 and $12,542,793, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2001 and 2000 the net loss of the Series was $1,777,302 and $1,620,752, respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships and the fund management fee. It is anticipated that the net loss will be relatively consistent in future years as the series has finished acquiring Operating Partnerships and they are fully operational.

Elm Street Associates Limited Partnership (Elm Street Apartments) is located in Yonkers New York. The neighborhood has been a difficult one in which to operate and poor tenancy has resulted in operating deficits. Management issues, including poor rent collections and deferred maintenance, continue to effect the partnership. Evergreen took over management of the property in October 1999, but they were not successful in sustaining improved operations. Evergreen was replaced by Apartment and Investment Management Company (AIMCO) late in the fourth quarter of 2000. AIMCO has had a positive effect upon the property. Tenants not paying rent are being evicted and damaged units are being repaired and re-tenanted. Occupancy was at 71% for the first quarter, and economic occupancy is on the rise. 100% occupancy is anticipated by the end of the second quarter. Maintenance issues appear to be slowing down as well. In addition, the General Partner has initiated contacts with a Yonkers based non-profit organization to discuss the transfer of both the management and the General Partnership interest. The non-profit, Greyston Foundation, is financially strong, and has management experience in the local community. The General Partner is also in discussions with the lender, Community Preservation Corporation, to restructure the debt.

Los Lunas Apartments Limited (Hillridge Apartments) continues to suffer from low rents in the market, and excessive mortgage debt. As a result, the property has been operating below break-even. Due to negative cash flow, debt service payments fell behind and the New Mexico Mortgage Finance Authority issued a notice of default to the Operating General Partner for non-payment of the debt service. The Investment General Partner removed the Operating General Partner, as he was unable to effectively deal with the mortgage default. Due to the continued mortgage delinquency, on July 21, 2000 the mortgage lender filed a motion to place the property in receivership. The motion was granted and Monarch Properties was appointed as the new managing agent. The Investment General Partner has been working with Monarch Properties to stabilize operations and has been working with the lender in an attempt to restructure the debt. On December 1, 2000 the New Mexico Mortgage Finance Authority accelerated the mortgage for reason of non-payment. In January 2001 the partnership received notice of an 8823 filing by the New Mexico Mortgage Finance Authority because of the defaults that have occurred on the mortgage loan. It is the opinion of the Investment Limited Partner that the recapture event is not likely unless the property is invariably relinquished to foreclosure. The Investment General Partner continued its negotiations with NMFA in an effort to restructure the loan. In February 2001, the Investment General Partner made a formal proposal to NMFA. The proposal provided two different options for resolving the current defaults, both of which would reduce the property's annual debt service. The Investment General Partner is awaiting a response from NMFA to the proposal.

(Series 25). As of March 31, 2001 and 2000, the average Qualified
Occupancy for the series was 99.9%. The series had a total of 22 properties at March 31, 2001. Out of the total, 21 were at 100% qualified occupancy.

For the tax year ended December 31, 2000 and 1999, the series, in total, generated $1,857,885 and $2,021,883, respectively in passive income tax losses that were passed through to investors and also provided $1.25 and $1.23, respectively, in tax credits per BAC to the investors.

As of March 31, 2001 and 2000, Investments in Operating Partnerships for Series 25 was $17,559,746 and $18,948,606, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2001 and 2000, the net loss of the series was $1,540,858 and $2,186,989, respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships and the fund management fee. The improved operations are mainly the result of losses not recorded in the current fiscal year by Series 25 for one of the Operating Partnerships. The unrecorded loss has been suspended for future years under the equity method of accounting. It is anticipated that the net loss will be relatively consistent in future years as the series has finished acquiring Operating Partnerships and they are fully operational.

(Series 26). As of March 31, 2001 and 2000, the average Qualified Occupancy for the series was 100% and 99.7%, respectively. The series had a total of 45 properties at March 31, 2001, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2000 and 1999, the series, in total, generated $2,351,130 and $2,123,637, respectively, in passive income tax losses that were passed through to investors and also provided $1.18 and $1.13, respectively, in tax credits per BAC to the investors.

As of March 31, 2001 and 2000, Investments in Operating Partnerships
for Series 26 was $26,630,528 and $28,691,064, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2001 and 2000 the net loss of the series was $2,419,997 and $1,784,266, respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships, the fund management fee and interest income. It is anticipated that the net loss will stabilize in future years as the Operating Partnerships stabilize operations.

On October 18, 2000, A.V.A. Limited Partnership (Hanover Apartments), a property consisting of five buildings and forty units, sustained major fire damage. Due to the fire damage one building containing eight units is currently uninhabitable. There were no serious injuries reported by the tenants. The property is insured for both repair costs and loss of rental income. Claims to repair the property and collect insurance proceeds for the lost income have been submitted to the insurance company. Contractors have commenced the renovation work, which is expected to complete by mid-July.

(Series 27). As of March 31, 2001 and 2000 the average Qualified Occupancy for the series was 100% and 94.7%, respectively. The series had a total of 16 properties at March 31, 2001, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2000 and 1999, the series, in total, generated $1,336,189 and $1,463,587 respectively, in passive income tax losses that were passed through to investors and also provided $1.13 and $.98, respectively, in tax credits per BAC to the investors.

As of March 31, 2001 and 2000, Investments in Operating Partnerships
for Series 27 was $15,763,571 and $16,392,639. The balance was affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the year ended March 31, 2001 and 2000 the net loss of the series was $864,778 and $1,344,019, respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships and the fund management fee. It is anticipated that the net loss will begin to stabilize in future years as the Operating Partnerships stabilize operations.

Centrum-Fairfax II Limited Partnership's (Forest Glen at Sulley Station Phase II) operations have improved due to increased occupancy in the first quarter of 2001. The average physical occupancy increased from 85% in 2000 to 93% in the first quarter of 2001, and qualified occupancy reached 100% in February 2001. Centrum Management LLC, an affiliate of the Operating General Partner, and the management agent, continues to use various marketing and sales initiatives to further increase the physical occupancy. The Operating General Partners continue to fund operating deficits as required by the Amended and Restated Certificate and Agreement of Limited Partnership.

Holly Heights Limited Partnership (Holly Heights Apartments) continues to incur operating deficits due to low occupancy and higher than average turnover. The property operated with an average occupancy of 92.7% for the first quarter of 2001, up from 2000's occupancy of 84%. Although occupancy has increased, unit turnover remains a problem. The management company continues to monitor operating expenses, which are reported to be remaining stable and within acceptable levels. Breakeven operations are anticipated by December 2001.

(Series 28). As of March 31, 2001 and 2000, the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at March 31, 2001, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2000 and 1999, the series, in total, generated $2,612,438 and $2,357,802, respectively, in passive income tax losses that were passed through to investors and also provided $1.04 and $.88, respectively, in tax credits per BAC to the investors.

As of March 31, 2001 and 2000, Investments in Operating Partnerships
for Series 28 was $27,883,913 and $29,621,967, respectively. The decrease is a result the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the year ended March 31, 2001 and 2000 the net loss of the series was $1,950,767 and $2,249,853, respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships, the fund management fee and interest income. It is anticipated that operations will be relatively consistent in future years as series had finished acquiring Operating Partnerships and they are all reporting stable operations.

(Series 29). As of March 31, 2001 and 2000, the average Qualified Occupancy for the series was 100% and 99.9%, respectively. The series had a total of 22 properties at March 31, 2001, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2000 and 1999 the series, in total, generated $2,979,549 and $2,615,461, respectively in passive income tax losses that were passed through to investors and also provided $1.08 and $.84, respectively, in tax credits per BAC to the investors.

As of March 31, 2001 and 2000, Investments in Operating Partnerships
for Series 29 was $26,617,342 and $28,738,405, respectively. The decrease is a result the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the year ended March 31, 2001 and 2000, the net loss of the series was $2,369,982 and $2,496,942, respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships, the fund management fee, and interest income. It is anticipated that the net loss will fluctuate in future years until construction is completed on the Operating Partnerships, they become fully leased-up, and stabilize operations.

(Series 30). As of March 31, 2001 and 1999 the average Qualified Occupancy for the series was 100% and 96.3%, respectively. The series had a total of 20 properties at March 31, 2001, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 1999 and 1998, the series, in total, generated $1,853,885 and $1,682,856, respectively, in passive income tax losses that were passed through to investors and also provided $1.03 and $.75, respectively, in tax credits per BAC to the investors.

As of March 31, 2001 and 2000, Investments in Operating Partnerships
for Series 30 was $18,947,341 and $20,143,589, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2001 and 2000 the net loss of the series was $1,283,833 and $1,273,296, respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the Fund management fee, and interest income. It is anticipated that operations will stabilize in future years as the series has finished acquiring operating partnerships and construction and lease up are complete for all of the partnerships.

(Series 31). As of March 31, 2001 and 1999, the average Qualified Occupancy for the series was 100% and 99.2%, respectively. The series had a total of 27 properties at March 31, 2001, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2000 and 1999, the series, in total, generated $3,869,500 and $3,654,837, respectively, in passive income tax losses to pass through to the investors and also provided $1.03 and $.81, respectively in tax credits per BAC to the investors.

As of March 31, 2001 and 2000, Investments in Operating Partnerships
for Series 31 was $29,919,423 and $32,353,530, respectively. The decrease is a result the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. The amount was also affected by the acquisition of one additional operating partnership.

For the years ended March 31, 2001 and 2000, the net loss of the series was $2,979,270 and $3,131,563, respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, and interest income. It is anticipated that operations will stabilize in future years as the series has finished acquiring operating partnerships, and construction and lease-up is complete for all of the partnerships.

(Series 32). As of March 31, 2001 and 2000, the average Qualified Occupancy for the series was 100% and 93.8%, respectively. The series had a total of 16 properties at March 31, 2001. Out of the total, 14 were at 100% qualified occupancy and 2 were still under construction.

For the tax years ended December 31, 2000 and 1999, the series, in total, generated $2,874,195 and $1,499,589, respectively, in passive income tax losses that were passed through to investors, and also provided $.89 and $.41, respectively, in tax credits per BAC to the investors.

As of March 31, 2001 and 2000, Investments in Operating Partnerships
for Series 32 was $35,003,481 and $37,641,580, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2001 and 2000, the net loss of the series was $2,821,938 and $1,487,782, respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, general and administrative expenses and interest income. It is anticipated that the net loss will fluctuate in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships and they become fully leased-up and stabilize operations.

(Series 33). As of March 31, 2001 and 2000 the average Qualified Occupancy for the series was 100% and 78.4%, respectively. The series had a total of 10 properties at March 31, 2001. Out of the total, 9 were at 100% qualified occupancy and 1 was under construction.

For the tax years ended December 31, 2000 and 1999, the series, in total, generated $1,675,644 and $654,613 in passive income tax losses that were passed through to investors, and also provided $.94 and $.37, respectively, in tax credits per BAC to the investors.

As of March 31, 2001 and 2000, Investments in Operating Partnerships
for Series 33 was $19,646,067 and $20,996,032, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2001 and 2000, the net loss of the Series was $1,384,134 and $705,104, respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, general and administrative expenses and interest income. It is anticipated that operations will continue to fluctuate in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships, and they become fully leased-up and stabilize operations.

(Series 34). As of March 31, 2001 the average Qualified Occupancy for the series was 100% and 76.3%, respectively. The series had a total of 14 properties at March 31, 2001, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2000 and 1999, the series, in total, generated $2,935,093 and $659,548, respectively in passive income tax losses that were passed through to investors, and also provided $.79 and $.11, respectively, in tax credits per BAC to the investors.

As of March 31, 2001 and 2000, Investments in Operating Partnerships
for Series 34 was $25,611,061 and $27,688,578, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the year ended March 31, 2001 and 2000, the net loss of the Series was $2,424,494 and $699,182. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, general and administrative expenses and interest income. It is anticipated that operations will continue to fluctuate in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships, and they become fully leased-up and stabilize operations.

(Series 35). As of March 31, 2001 and 2000 the average Qualified Occupancy for the series was 94.7% and 49.3%, respectively. The series had a total of 11 properties at March 31, 2001. Out of the total, 7 were at 100% qualified occupancy and 3 were in initial lease-up. The series also had 1 property that was still under construction at March 31, 2001.

For the tax year ended December 31, 2000 and 1999 the series, in total, generated $2,465,610 and $277,443, respectively in passive income tax losses that were passed through to investors. The series also provided tax credits to the investors of $.40 for 2000 and $.032 to $.146 for 1999 depending on the investors' date of admission.

As of March 31, 2001 and 2000, Investments in Operating Partnerships
for Series 35 was $22,009,700 and $22,595,066, respectively. Investments in Operating Partnerships was effected by the acquisition of one additional Operating Partnership and by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2001 and 2000 the net loss of the series was $2,106,038 and $261,604. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, general and administrative expenses, amortization and interest income. It is anticipated that the net loss will fluctuate in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships, they become fully leased-up, and stabilize operations.

(Series 36). As of March 31, 2001 and 2000 the average Qualified Occupancy for the series was 95.9% and 96.0%, respectively. The series had a total of 11 properties at March 31, 2001. Out of the total, 9 were at 100% qualified occupancy and 2 were in initial lease-up.

For the tax years ended December 31, 2000 and 1999 the series, in total, generated $1,791,872 and $148,261, respectively in passive income tax losses that were passed through to investors. The series also provided tax credits to the investors of $.64 for 2000 and between $.012 to $.018 for 1999, depending on the investors' date of admission.

As of March 31, 2001 and 2000, Investments in Operating Partnerships
for Series 36 was $14,753,049 and $15,225,618, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the year ended March 31, 2001 and for the period ended March 31, 2000, the net loss of the series was $693,060 and $304,789, respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, general and administrative expenses and interest income. It is anticipated that the net loss will increase in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships, they become fully leased-up, and stabilize operations.

(Series 37). As of March 31, 2001 and 2000 the average Qualified Occupancy for the series was 67.7% and 20.8%, respectively. The series had a total of 7 properties at March 31, 2001. Out of the total, 2 were at 100% qualified occupancy and 1 was in initial lease-up. The series also had 3 properties that were still under construction and 1 property with multiple buildings, some of which were under construction and some of which were in lease-up at March 31, 2001.

For the tax years ended December 31, 2000 and 1999 the series, in total, generated $226,711 and $9,549, respectively in passive income tax losses that were passed through to investors. The series also provided $.14 in tax credits per BAC to the investors for the tax year 2000. The series did not generate any tax credits per BAC for the tax year 1999, therefore, it does not have comparative information to report.

As of March 31, 2001 and 2000, Investments in Operating Partnerships for Series 37 was $18,470,074 and $13,325,744, respectively. The increase is a result of the Fund acquiring 2 additional interests in Operating Partnerships. Investments in Operating Partnerships, was also be affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the year ended March 31, 2001 and for the period ended March 31, 2000 the net loss of the series was $315,863 and $53,516, respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, general and administrative expenses, organization expenses, amortization and interest income. It is anticipated that the net loss will increase in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships, they become fully leased-up, and stabilize operations.

(Series 38). As of March 31, 2001 the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at March 31, 2001. Out of the total, 5 were at 100% qualified occupancy and 4 were still under construction. Since all of the properties acquired as of March 31, 2000 were still under construction there is no comparative information to report.

For the tax year ended December 31, 2000 the series, in total, generated $145,959 in passive income tax losses that were passed through to investors. The series also provided tax credits to the investors. Below is a summary of tax credits per BAC by month of admission.
March	$.13
April	$.12
May	$.11
June	$.09
July	$.08

The series had not admitted any investors as of December 31, 1999, therefore, it does not have any comparative information to report.

As of March 31, 2001 and 2000, Investments in Operating Partnerships
for Series 38 was $18,847,690 and $3,451,918, respectively. The increase is a result of the Fund acquiring 6 additional interests in Operating Partnerships. Investments in Operating Partnerships was also be affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the year ended March 31, 2001 and for the period ended March 31, 2000 the net loss of the series was $145,973 and $81,694, respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, organization expenses and interest income. It is anticipated that the net loss will increase in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships, they become fully leased-up, and stabilize operations.

(Series 39) As of March 31, 2001 the average Qualified Occupancy for the series was 31.2%. The series had a total of 7 properties at March 31, 2001. Out of the total none were at 100% qualified occupancy, 1 was in initial lease up and six were still under construction. Since all of the properties acquired subsequent to March 31, 2000 there is no comparative information to report.

For the tax year ended December 31, 2000 the series, in total, generated $74,893 in passive income that was passed through to investors, but did not generate any tax credits to pass through to the investors. The series had not admitted any investors as of December 31, 1999, therefore, it does not have comparative information to report.

As of March 31, 2001, Investments in Operating Partnerships for Series 39 was $16,411,959. The amount is a result of the Fund acquiring 7 interests in Operating Partnerships. Investments in Operating Partnerships, was also be affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the period ended March 31, 2001 the net loss of the series was
$142,837. The major components of this amount are the fund management fee and organization expenses. It is anticipated that the net loss will increase in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships, they become fully leased-up, and stabilize operations.

Since Series 39 did not commence operations until after March 31, 2000, it does not have any comparative information to report.

(Series 40)As of March 31, 2001 the series had a total of 6 properties all of which were still under construction.

The series had not admitted any investors as of December 31, 2000, therefore, it had no passive income tax losses or tax credits to pass through to the investors for the tax year ended December 31, 2000 or 1999.

As of March 31, 2001, Investments in Operating Partnerships for Series 40 was $7,777,666. The amount is a result of the Fund acquiring 6 interests in Operating Partnerships. In the future, Investments in Operating Partnerships, will also be affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the period ended March 31, 2001 the net loss of the series was $111,464. The major component of this amount is organization expenses. It is anticipated that the net loss will increase in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships, they become fully leased-up, and stabilize operations.

Since Series 40 did not commence operations until after March 31, 2000,it does not have any comparative information to report.

Recent Accounting Statements Not Yet Adopted

In June 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 138,"Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FSAB Statement No. 133," and SFAS No. 139, "Recission of FASB No. 53 and amendments to FASB Statements No. 63, 89, and 121." In September 2000, FASB isuued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125."

SFAS No. 138 is effective for all fiscal quarters of all fiscal years beginning after December 15, 2000. SFAS No. 140 is generally effective for fiscal years beginning after December 15, 2000.

The Fund does not have any derivative or hedging activities and is not in the motion picture industry or the mortgage banking industry. Consequently, these pronouncements are note expected to have any effect on the Fund's financial statements.
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

John P. Manning, age 53, is co-founder, President and Chief Executive Officer of Boston Capital Corporation, where he is primarily responsible for strategic planning and business development. In addition to his responsibilities at Boston Capital, Mr. Manning is a proactive leader in the industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, to review and reform the Low Income Housing Tax Credit. He was the founding President of the Affordable Housing Tax Credit Coalition, is a former member of the board of the National Leased Housing Association and sits on the Advisory Board of the publication Housing and Development Reporter. During the 1980s he served as a member of the Massachusetts Housing Policy Committee, as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee, on
the critical role of the private sector in the success of the Low Income Housing Tax Credit Program. In 1996, President Clinton appointed him to the President's Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton also appointed Mr. Manning to the President's Export Council, which is the premiere committee comprised of major corporate CEOs to advise the President in matters of foreign trade. Mr. Manning is also a member of the Board of Directors of the John F. Kennedy Presidential Library in Boston. and is a member of the Advisory Board of the Woodrow Wilson Institute for International Scholars in Washington D.C.. Mr. Manning is a graduate of Boston College.

Richard J. DeAgazio, age 56, is Executive Vice President of Boston Capital Corporation, Inc., and is President of Boston Capital Services, Inc., Boston Capital's NASD registered broker/dealer. Mr. DeAgazio formerly served on the national Board of Governors of the National Association of Securities Dealers (NASD). He recently served as a member of the National Adjudicatory Council of the NASD. He was the Vice Chairman of the NASD's District 11 Committee, and served as Chairman of the NASD's Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also served on the NASD State Liaison Committee and the Direct Participation Program Committee. He is a founder and past President of the National Real Estate Investment Association, past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter) and the Real Estate Investment Association. Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and

Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He is on the Board of Directors Cognistar Corporation. He is a leader in the community and serves on the Business Leaders Council of the Boston Symphony, Board of Trustees of Junior Achievement of Northern New England, the Board of Advisors for the Ron Burton Training Village and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University.

Anthony A. Nickas, age 40, is Chief Operating Officer of Boston Capital Partners, Inc., and serves as Chairman of the firm's Operating Committee. Mr. Nickas is responsible for all the financial, accounting and operational functions of Boston Capital and has spent the past thirteen years in the real estate syndication and investment business. His prior responsibilities at Boston Capital included management of finance and accounting for the project development and property management affiliates. Prior to joining Boston Capital in 1987, he was Assistant Director of Accounting and Financial Reporting for the Yankee Companies, Inc., and was an Audit Supervisor for Wolf & Company of Massachusetts, P.C., a regional certified public accounting firm based in Boston. He graduated with honors from Norwich University.

Jeffrey H. Goldstein, age 40, is Senior Vice President and Director of Real Estate for Boston Capital Partners, Inc. Mr. Goldstein is a former member of the Board of Directors of the Council for Affordable and Rural Housing and formerly served as Chairman of the Finance Committee. Prior to joining Boston Capital in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., a real estate development firm, served as Manager for Homeowner Financial Services, a financial consulting firm, and was an analyst responsible for budgeting and forecasting for the New York City Counsel-Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 54, is Senior Vice President in charge of corporate investments for Boston Capital Partners, Inc., and is a member of the firm's Operating Committee. He is responsible for all corporate investment activity and has spent twenty years in the real estate syndication and investment business. Mr. Costello's prior responsibilities at Boston Capital have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital in 1987, he held management and executive positions in companies associated with real estate syndication as well as in the medical electronics industry. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers' Graduate School of Business Administration.

(f)	Involvement in certain legal proceedings.

None.

(g)	Promoters and control persons.

None.

Item 11.	Executive Compensation
(a), (b), (c), (d) and (e)

The Fund has no officers or directors. However, under the terms of the
Amended and Restated Agreement and Certificate of Limited Partnership of the
Fund, the Fund has paid or accrued obligations to the General Partner and its affiliates for the following fees during the 2001 fiscal year:

1. An annual fund management fee based on .5 percent of the aggregate cost of all Apartment Complexes acquired by the Operating Partnerships has been accrued or paid to Boston Capital Asset Management Limited Partnership.
The annual fund management fees charged to operations for the year ended March
31, 2001 was $4,759,655.

2. The Fund has reimbursed an affiliate of the General Partner a total of $370,900 for amounts charged to operations during the year ended March 31,
2001. The reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

3. The Fund has reimbursed affiliates of the General Partner a total of $287,551 for amounts charged to syndication during the year ended March
31, 2001. The reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

4. The General Partner has the right to charge acquisition fees and expenses in connection with the purchase of Operating Partnership interests.
During the 2001 fiscal year, the Fund accrued or paid $4,017,525 of acquisition fees and expenses to the General Partner or its affiliates.

5. Dealer Manager fees of $890,620 were accrued or paid to Boston
Capital Services, Inc. during the 2001 fiscal year in respect to the sale of units.
Item 12.	Security Ownership of Certain Beneficial Owners and
Management

(a)	Security ownership of certain beneficial owners.

As of March 31, 2001, 62,387,159 BACs had been issued. No person is known to own beneficially in excess of 5% of the outstanding BACs in any of the series.

	(b)	Security ownership of management.

The General Partner has a 1% interest in all Profits, Losses, Credits and distributions of the Fund. The Fund's response to Item 12(a) is incorporated herein by reference.

Effective June 1, 2001, there was a restructuring of the General Partner of the Fund and all of its affiliates. Two individuals previously reported under Part III, Item 10 of this 10-K, namely, Herbert F. Collins and Chris Collins, have effectively redeemed their ownership interests in the General Partner and all affiliates of the Fund. The primary ownership of those affiliates is now made up of majority and managing owner John P. Manning and minority owner DMI Trust Group. For disclosure purposes we have included biographical information on two additional individuals who along with Messrs. Manning, DeAgazio, and Nickas make up the Executive Committee of Boston Capital Partners, Inc. ("Boston Capital") with primary responsibility for the Funds affairs.

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
in Item 14 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partner and its affiliates for the period
April 1, 1995 through March 31, 2001.

	(b)	Certain business relationships.

The Fund response to Item 13(a) is incorporated herein by reference.

	(c)	Indebtedness of management.

None.

	(d)	Transactions with promoters.

Not applicable.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a) 1 & 2	Financial Statements and Financial Statement Schedules

Independent Auditors' Report

Balance Sheets, March 31, 2001 and 1999

Statements of Operations for the years or periods ended March 31, 2001, 2000 and 1999

Statements of Changes in Partners' Capital for the years or periods ended March 31, 2001, 2000, and 1999

Statements of Cash Flows for the years or periods ended March 31, 2001, 2000, and 1999

Notes to Financial Statements, March 31, 2001, 2000, and 1999

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

Exhibit No. 13 - Financial Statements.

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
3, 2000.)

bn. Agreement of Limited Partnership of Pine Ridge Apartments
Partnership (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange on on February 9, 2000.)

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
Commission on February 16, 2000.)

bq. Agreement of Limited Partnership of Lombard Partners, L.P.
(incorporated by reference from registrants current report on form
8-k as filed with the Securities and Exchange Commission on January
26, 2000.)

br. Agreement of Limited Partnership of Belmont Affordable Housing
II LP (incorporated by reference from registrants current
report on form 8-k as filed with the Securities and Exchange
Commission on September 29, 2000.)

bs. Agreement of Limited Partnership of Jackson Bond LP (incorporated by reference from registrants current report on form 8-k as
filed with the Securities and Exchange Commission on September 29,
2000.)

bt. Agreement of Limited Partnership of Fort Bend NHC, L.P.
(incorporated by reference from registrants current report on form
8-k as filed with the Securities and Exchange Commission on September
29, 2000.)

Exhibit No. 99 - Independent Auditors' Reports of Operating
Partnerships

Exhibit No. 99 - Schedule III and Notes to Schedule III

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

Report on Form 8-K dated September 29, 2000 concerning the Partnership's investment in Pineridge Apartments Partnership filed with the commission on September 29, 2000.

Report on Form 8-K dated September 29, 2000 concerning the Partnership's investment in Pecan Manor Apartments Partnership filed with the commission on September 29, 2000.

Report on Form 8-K dated September 29, 2000 concerning the Partnership's investment in Pyramid Four Limited Partnership filed with the commission on September 29, 2000.
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

Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: July 13, 2001		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

July 13, 2001	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

FINANCIAL STATEMENTS AND
INDEPENDENT AUDITORS’ REPORT

BOSTON CAPITAL TAX CREDIT FUND IV L.P.
SERIES 20 THROUGH SERIES 40

MARCH 31, 2001 AND 2000
BOSTON CAPITAL TAX CREDIT FUND IV L.P. -
SERIES 20 THROUGH SERIES 40

Schedules not listed are omitted because of the absence of the conditions under which they are required or the information is included in the financial statements or the notes thereto.

Reznick Fedder & Silverman
Certified Public Accountants * A Professional Corporation

4520 East-West Highway * Suite 300 * Bethesda, MD 20814-3319
(301) 652-9100 * Fax (301) 652-1848

INDEPENDENT AUDITORS’ REPORT

To the Partners of
Boston Capital Tax Credit Fund IV L.P.

             We have audited the accompanying balance sheets of Boston Capital Tax Credit Fund IV L.P. as of March 31, 2001 and 2000, and the related statements of operations, changes in partners’ capital and cash flows for the years ended March 31, 2001, 2000 and 1999 in total and Boston Capital Tax Credit Fund IV L.P. - Series 20 through 40 as of March 31, 2001 and Series 20 through 38 as of March 31, 2000 and the related statements of operations, partners’ capital and cash flows for the years ended March 31, 2001, 2000 and 1999 for Series 20 through 32, for the years ended March 31, 2001 and 2000 and the period June 22, 1998 (date of inception) through March 31, 1999 for Series 33, for the years ended March 31, 2001 and 2000 and the period September 22, 1998 (date of inception) through March 31, 1999 for Series 34, for the years ended March 31, 2001 and 2000 and the period February 22, 1999 (date of inception) through March 31, 1999 for Series 35, for the year ended March 31, 2001 and the period July 1, 1999 (date of inception) through March 31, 2000 for Series 36, for the year ended March 31, 2001 and the period October 4, 1999 (date of inception) through March 31, 2000 for Series 37, for the year ended March 31, 2001 and the period February 22, 2000 (date of inception) through March 31, 2000 for Series 38, for the period August 1, 2000 (date of inception) through March 31, 2001 for Series 39, and for the period February 1, 2001 (date of inception) through March 31, 2001 for Series 40.  These financial statements are the responsibility of the partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of certain operating limited partnerships in which Boston Capital Tax Credit Fund IV L.P. owns a limited partnership interest.  Investments in such partnerships comprise the following percentages: Total, 24% and 24% of the assets as of March 31, 2001 and 2000, respectively, and 22%, 27% and 28% of the partnership loss for the years ended March 31, 2001, 2000 and 1999, respectively; of the assets for Series 20 as of March 31, 2001 and 2000, 17% and 23%, respectively; of the partnership loss for Series 20 for the years ended March 31, 2001, 2000 and 1999, 19%, 30% and 25%, respectively; of the assets for Series 21 as of March 31, 2001 and 2000, 27% and 26%, respectively; of the partnership loss for Series 21 for the years ended March 31, 2001, 2000 and 1999, 26%, 18% and 15%, respectively; of the assets for Series 22 as of March 31, 2001 and 2000, 17% and 12%, respectively; of the partnership loss for Series 22 for the years ended March 31, 2001, 2000 and 1999, 8%, 9% and 8%, respectively; of the assets for Series 23 as of March 31, 2001 and 2000, 46% and 41%, respectively; of the partnership loss for Series 23 for the years ended March 31, 2001, 2000 and 1999, 31%, 36% and 38%, respectively; of the assets for Series 24 as of March 31, 2001 and 2000, 20% and 30%, respectively; of the partnership loss for Series 24 for the years ended March 31, 2001, 2000 and 1999, 25%, 38% and 35%, respectively; of the assets for Series 25 as of March 31, 2001 and 2000, 38% and 34%, respectively; of the partnership loss for Series 25 for the years ended March 31, 2001, 2000 and 1999, 31%, 41% and 41%, respectively; of the assets for Series 26 as of March 31, 2001 and 2000, 33% and 25%, respectively; of the partnership loss for Series 26 for the years ended March 31, 2001, 2000 and 1999, 38%, 32% and 34%, respectively; of the assets for Series 27 as of March 31, 2001 and 2000, 24% and 13%, respectively; of the partnership loss for Series 27 for the years ended March 31, 2001, 2000 and 1999, 35%, 21% and 9%, respectively; of the assets for Series 28 as of March 31, 2001 and 2000, 43% and 34%, respectively; of the partnership loss for Series 28 for the years ended March 31, 2001, 2000 and 1999, 39%, 41% and 45%, respectively; of the assets for Series 29 as of March 31, 2001 and 2000, 26% and 26%, respectively; of the partnership loss for Series 29 for the years ended March 31, 2001, 2000 and 1999, 9%, 11% and 16%, respectively; of the assets for Series 30 as of March 31, 2001 and 2000, 40% and 30%, respectively; of the partnership loss for Series 30 for the years ended March 31, 2001, 2000 and 1999, 40%, 41% and 21%, respectively; of the assets for Series 31 as of March 31, 2001 and 2000, 41% and 35%, respectively; of the partnership loss for Series 31 for the years ended March 31, 2001, 2000 and 1999, 16%, 17% and 22%, respectively; of the assets for Series 32 as of March 31, 2001 and 2000, 21% and 16%, respectively; of the partnership loss for Series 32 for the years ended March 31, 2001, 2000 and 1999, 21%, 14% and 7%, respectively; of the assets for Series 33 as of March 31, 2001 and 2000, 26% and 25%, respectively; of the partnership loss for Series 33 for the years ended March 31, 2001 and 2000 and for the period June 22, 1998 (date of inception) through March 31, 1999, 33%, 43% and 38%, respectively; of the assets for Series 34 as of March 31, 2001 and 2000, 14% and 11%, respectively; of the partnership loss for Series 34 for the years ended March 31, 2001 and 2000 and for the period September 22, 1998 (date of inception) through March 31, 1999, 7%, 16% and 1%, respectively; of the assets for Series 35 as of March 31, 2001 and 2000, 18% and 24%, respectively; of the partnership loss for Series 35 for the years ended March 31, 2001 and 2000 and for the period February 22, 1999 (date of inception) through March 31, 1999, 7%, 24% and 0%, respectively; of the assets for Series 36 as of March 31, 2001 and 2000, 23% and 19%, respectively; of the partnership loss for Series 36 for the year ended March 31, 2001 and for the period July 1, 1999 (date of inception) through March 31, 2000, 26% and 25%, respectively; of the assets for Series 37 as of March 31, 2001 and 2000, 15% and 8%, respectively; of the partnership loss for Series 37 for the year ended March 31, 2001 and for the period October 4, 1999 (date of inception) through March 31, 2000, 13% and 34%, respectively; of the assets for Series 38 as of March 31, 2001 and 2000, 0% and 0%, respectively; and of the partnership loss for Series 38 for the year ended March 31, 2001 and for the period February 22, 2000 (date of inception) through March 31, 2000, 0% and 0%, respectively; of the assets for Series 39 as of March 31, 2001, 1%; of the partnership loss for Series 39 for the period August 1, 2000 (date of inception) through March 31, 2001, 2%; of the assets for Series 40 as of March 31, 2001, 0%; and of the partnership loss for Series 40 for the period February 1, 2001 (date of inception) through March 31, 2001, 0%.  The financial statements of these partnerships were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to information relating to these partnerships, is based solely on the reports of the other auditors.
             We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

             In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Capital Tax Credit Fund IV L.P. as of March 31, 2001 and 2000 and the results of its operations and its cash flows for the years ended March 31, 2001, 2000 and 1999 for Series 20 through 32, for the years ended March 31, 2001 and 2000 and the period June 22, 1998 (date of inception) through March 31, 1999 for Series 33, for the years ended March 31, 2001 and 2000 and the period September 22, 1998 (date of inception) through March 31, 1999 for Series 34, for the years ended March 31, 2001 and 2000 and the period February 22, 1999 (date of inception) through March 31, 1999 for Series 35, for the year ended March 31, 2001 and the period July 1, 1999 (date of inception) through March 31, 2000 for Series 36, for the year ended March 31, 2001 and the period October 4, 1999 (date of inception) through March 31, 2000 for Series 37, for the year ended March 31, 2001 and the period February 22, 2000 (date of inception) through March 31, 2000 for Series 38, for the period August 1, 2000 (date of inception) through March 31, 2001 for Series 39, and for the period February 1, 2001 (date of inception) through March 31, 2001 for Series 40, in conformity with accounting principles generally accepted in the United States of America.

             We and other auditors have also audited the information included in the related financial statement schedules listed in Form 10-K, Item 14(a) of Boston Capital Tax Credit Fund IV L.P. - Series 20 through Series 40 as of March 31, 2001.  In our opinion, the schedules present fairly, in all material respects, the information required to be set forth therein, in conformity with accounting principles generally accepted in the United States of America.

Bethesda, Maryland
July 9, 2001
Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

March 31, 2001 and 2000

	Total
	2001	2000
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and C)	$406,915,006	$387,774,608

OTHER ASSETS
Cash and cash equivalents (notes A, H and I)	21,596,216	15,484,389
Investments available-for-sale (notes A and G)	7,839,034	33,246,886
Notes receivable (note D)	9,701,571	14,280,633
Deferred acquisition costs (note A)	18,200,249	13,304,610
Organization costs, net of accumulated amortization (note A)	-	-
Other assets (note E)	13,295,747	14,057,243

	$477,547,823	$478,148,369

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES
Accounts payable and accrued expenses	$152,623	$427,847
Line of credit (note J)	2,125,548	976,349
Accounts payable - affiliates (note B)	8,709,180	7,121,923
Capital contributions payable (note C)	42,458,387	53,534,052

	53,445,738	62,060,171
PARTNERS’ CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of 65,000,000 authorized beneficial assignee certificates (BACs), $10 stated value per BAC, 62,387,159 and 57,660,659 at March 31, 2001 and 2000, respectively, are issued and outstanding to the assignees	-	-
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 62,387,159 and 57,660,659 at March 31, 2001 and 2000, respectively, issued and outstanding	425,102,598	416,025,620
General partner	(1,084,457)	(767,937)
Accumulated other comprehensive income	83,944	830,515

	424,102,085	416,088,198

	$477,547,823	$478,148,369

Series 39 and 40 were not formed until after March 31, 2000, therefore no comparative information has been included.

	Series 20
	2001	2000
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and C)	$16,738,536	$18,752,214

OTHER ASSETS
Cash and cash equivalents (notes A, H and I)	179,335	312,723
Investments available-for-sale (notes A and G)	-	-
Notes receivable (note D)	-	-
Deferred acquisition costs (note A)	91,091	94,663
Organization costs, net of accumulated amortization (note A)	-	-
Other assets (note E)	877,017	694,211

	$17,885,979	$19,853,811

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES
Accounts payable and accrued expenses	$-	$-
Line of credit (note J)	-	-
Accounts payable - affiliates (note B)	2,109,761	1,711,212
Capital contributions payable (note C)	388,026	388,026

	2,497,787	2,099,238
PARTNERS’ CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of 65,000,000 authorized beneficial assignee certificates (BACs), $10 stated value per BAC, 3,866,700 at March 31, 2001 and 2000 are issued and outstanding to the assignees	-	-
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 3,866,700 at March 31, 2001 and 2000 issued and outstanding	15,564,875	17,907,592
General partner	(176,683)	(153,019)
Accumulated other comprehensive income	-	-

	15,388,192	17,754,573

	$17,885,979	$19,853,811

	Series 21
	2001	2000
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and C)	$5,713,575	$6,653,822

OTHER ASSETS
Cash and cash equivalents (notes A, H and I)	235,224	272,223
Investments available-for-sale (notes A and G)	232,896	587,397
Notes receivable (note D)	641,542	641,542
Deferred acquisition costs (note A)	49,823	51,777
Organization costs, net of accumulated amortization (note A)	-	-
Other assets (note E)	403,560	343,017

	$7,276,620	$8,549,778

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES
Accounts payable and accrued expenses	$-	$-
Line of credit (note J)	-	-
Accounts payable - affiliates (note B)	475,350	649,510
Capital contributions payable (note C)	689,358	683,688

	1,164,708	1,333,198
PARTNERS’ CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of 65,000,000 authorized beneficial assignee certificates (BACs), $10 stated value per BAC, 1,892,700 at March 31, 2001 and 2000 are issued and outstanding to the assignees	-	-
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 1,892,700 at March 31, 2001 and 2000 issued and outstanding	6,211,561	7,288,087
General partner	(100,845)	(89,971)
Accumulated other comprehensive income	1,196	18,464

	6,111,912	7,216,580

	$7,276,620	$8,549,778

	Series 22
	2001	2000
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and C)	$12,526,478	$13,754,315

OTHER ASSETS
Cash and cash equivalents (notes A, H and I)	352,021	271,654
Investments available-for-sale (notes A and G)	126,853	311,407
Notes receivable (note D)	450,981	450,981
Deferred acquisition costs (note A)	156,564	162,704
Organization costs, net of accumulated amortization (note A)	-	-
Other assets (note E)	162,615	163,633

	$13,775,512	$15,114,694

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES
Accounts payable and accrued expenses	$-	$-
Line of credit (note J)	-	-
Accounts payable - affiliates (note B)	1,200,739	1,046,145
Capital contributions payable (note C)	538,769	538,769

	1,739,508	1,584,914
PARTNERS’ CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of 65,000,000 authorized beneficial assignee certificates (BACs), $10 stated value per BAC,2,564,400 at March 31, 2001 and 2000 are issued and outstanding to the assignees	-	-
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 2,564,400 at March 31, 2001 and 2000 issued and outstanding	12,134,081	13,603,885
General partner	(98,728)	(83,881)
Accumulated other comprehensive income	651	9,776

	12,036,004	13,529,780

	$13,775,512	$15,114,694

	Series 23
	2001	2000
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and C)	$19,119,494	$20,257,128

OTHER ASSETS
Cash and cash equivalents (notes A, H and I)	293,829	339,179
Investments available-for-sale (notes A and G)	-	-
Notes receivable (note D)	306,751	306,751
Deferred acquisition costs (note A)	232,834	165,523
Organization costs, net of accumulated amortization (note A)	-	-
Other assets (note E)	303,455	378,455

	$20,256,363	$21,447,036

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES
Accounts payable and accrued expenses	$-	$-
Line of credit (note J)	-	-
Accounts payable - affiliates (note B)	718,684	528,418
Capital contributions payable (note C)	458,631	458,631

	1,177,315	987,049
PARTNERS’ CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of 65,000,000 authorized beneficial assignee certificates (BACs), $10 stated value per BAC, 3,336,727 at March 31, 2001 and 2000 are issued and outstanding to the assignees	-	-
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 3,336,727 at March 31, 2001 and 2000 issued and outstanding	19,173,104	20,540,234
General partner	(94,056)	(80,247)
Accumulated other comprehensive income	-	-

	19,079,048	20,459,987

	$20,256,363	$21,447,036

	Series 24
	2001	2000
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and C)	$10,964,312	$12,542,793

OTHER ASSETS
Cash and cash equivalents (notes A, H and I)	362,301	294,853
Investments available-for-sale (notes A and G)	155,081	264,336
Notes receivable (note D)	534,342	534,342
Deferred acquisition costs (note A)	260,216	270,421
Organization costs, net of accumulated amortization (note A)	-	-
Other assets (note E)	711,871	677,968

	$12,988,123	$14,584,713

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES
Accounts payable and accrued expenses	$-	$-
Line of credit (note J)	-	-
Accounts payable - affiliates (note B)	1,012,963	779,611
Capital contributions payable (note C)	1,214,204	1,259,345

	2,227,167	2,038,956
PARTNERS’ CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of 65,000,000 authorized beneficial assignee certificates (BACs), $10 stated value per BAC,2,169,878 at March 31, 2001 and 2000 are issued and outstanding to the assignees	-	-
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 2,169,878 at March 31, 2001 and 2000 issued and outstanding	10,837,860	12,597,389
General partner	(77,697)	(59,924)
Accumulated other comprehensive income	793	8,292

	10,760,956	12,545,757

	$12,988,123	$14,584,713

	Series 25
	2001	2000
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and C)	$17,559,746	$18,948,606

OTHER ASSETS
Cash and cash equivalents (notes A, H and I)	494,183	526,832
Investments available-for-sale (notes A and G)	187,522	605,151
Notes receivable (note D)	523,193	523,193
Deferred acquisition costs (note A)	261,330	271,579
Organization costs, net of accumulated amortization (note A)	-	-
Other assets (note E)	1,353,754	1,323,125

	$20,379,728	$22,198,486

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES
Accounts payable and accrued expenses	$-	$-
Line of credit (note J)	-	-

Accounts payable - affiliates (note B)	718,028	545,352
Capital contributions payable (note C)	2,083,892	2,516,436

	2,801,920	3,061,788
PARTNERS’ CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of 65,000,000 authorized beneficial assignee certificates (BACs), $10 stated value per BAC, 3,026,109 at March 31, 2001 and 2000 are issued and outstanding to the assignees	-	-
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 3,026,109 at March 31, 2001 and 2000 issued and outstanding	17,658,519	19,183,968
General partner	(81,676)	(66,267)
Accumulated other comprehensive income	965	18,997

	17,577,808	19,136,698

	$20,379,728	$22,198,486

	Series 26
	2001	2000
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and C)	$26,630,528	$28,691,064

OTHER ASSETS
Cash and cash equivalents (notes A, H and I)	335,066	201,802
Investments available-for-sale (notes A and G)	-	224,505
Notes receivable (note D)	571,335	586,335
Deferred acquisition costs (note A)	457,439	460,089
Organization costs, net of accumulated amortization (note A)	-	-
Other assets (note E)	2,182,444	2,512,111

	$30,176,812	$32,675,906

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES
Accounts payable and accrued expenses	$90	$90
Line of credit (note J)	-	-

Accounts payable - affiliates (note B)	1,129,008	691,428
Capital contributions payable (note C)	2,199,426	2,709,059

	3,328,524	3,400,577
PARTNERS’ CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of 65,000,000 authorized beneficial assignee certificates (BACs), $10 stated value per BAC, 3,995,900 at March 31, 2001 and 2000 are issued and outstanding to the assignees	-	-
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 3,995,900 at March 31, 2001 and 2000 issued and outstanding	26,920,058	29,315,855
General partner	(71,770)	(47,570)
Accumulated other comprehensive income	-	7,044

	26,848,288	29,275,329

	$30,176,812	$32,675,906

	Series 27
	2001	2000
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and C)	$15,763,571	$16,392,639

OTHER ASSETS
Cash and cash equivalents (notes A, H and I)	647,352	250,061
Investments available-for-sale (notes A and G)	219,105	567,355
Notes receivable (note D)	-	99,549
Deferred acquisition costs (note A)	381,142	396,089
Organization costs, net of accumulated amortization (note A)	-	-
Other assets (note E)	173,250	893,060

	$17,184,420	$18,598,753

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES
Accounts payable and accrued expenses	$-	$-
Line of credit (note J)	-	-

Accounts payable - affiliates (note B)	959,699	744,494
Capital contributions payable (note C)	315,311	1,063,367

	1,275,010	1,807,861
PARTNERS’ CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of 65,000,000 authorized beneficial assignee certificates (BACs), $10 stated value per BAC, 2,460,700 at March 31, 2001 and 2000 are issued and outstanding to the assignees	-	-
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 2,460,700 at March 31, 2001 and 2000 issued and outstanding	15,955,653	16,811,783
General partner	(47,364)	(38,716)
Accumulated other comprehensive income	1,121	17,825

	15,909,410	16,790,892

	$17,184,420	$18,598,753

	Series 28
	2000	2001
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and C)	$27,883,913	$29,621,967

OTHER ASSETS
Cash and cash equivalents (notes A, H and I)	1,117,380	1,096,622
Investments available-for-sale (notes A and G)	1,463,320	2,018,028
Notes receivable (note D)	-	1,477,458
Deferred acquisition costs (note A)	84,161	87,462
Organization costs, net of accumulated amortization (note A)	-	-
Other assets (note E)	6,074	3,018

	$30,554,848	$34,304,555

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES
Accounts payable and accrued expenses	$-	$-
Line of credit (note J)	-	-

Accounts payable - affiliates (note B)	-	104
Capital contributions payable (note C)	744,786	2,484,505

	744,786	2,484,609
PARTNERS’ CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of 65,000,000 authorized beneficial assignee certificates (BACs), $10 stated value per BAC, 4,000,738 at March 31, 2001 and 2000 are issued and outstanding to the assignees	-	-
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 4,000,738 at March 31, 2001 and 2000 issued and outstanding	29,851,361	31,782,620
General partner	(45,692)	(26,184)
Accumulated other comprehensive income	4,393	63,510

	29,810,062	31,819,946

	$30,554,848	$34,304,555

	Series 29
	2001	2000
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and C)	$26,617,342	$28,738,405

OTHER ASSETS
Cash and cash equivalents (notes A, H and I)	875,595	387,679
Investments available-for-sale (notes A and G)	311,083	1,706,936
Notes receivable (note D)	20,935	835,878
Deferred acquisition costs (note A)	84,385	86,047
Organization costs, net of accumulated amortization (note A)	-	-
Other assets (note E)	573	17,796

	$27,909,913	$31,772,741

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES
Accounts payable and accrued expenses	$-	$-
Line of credit (note J)	-	-

Accounts payable - affiliates (note B)	-	36
Capital contributions payable (note C)	596,044	2,060,981

	596,044	2,061,017
PARTNERS’ CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of 65,000,000 authorized beneficial assignee certificates (BACs), $10 stated value per BAC, 3,991,800 at March 31, 2001 and 2000 are issued and outstanding to the assignees	-	-
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 3,991,800 at March 31, 2001 and 2000 issued and outstanding	27,373,353	29,719,635
General partner	(65,569)	(41,869)
Accumulated other comprehensive income	6,085	33,958

	27,313,869	29,711,724

	$27,909,913	$31,772,741

	Series 30
	2001	2000
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and C)	$18,947,341	$20,143,589

OTHER ASSETS
Cash and cash equivalents (notes A, H and I)	735,208	403,328
Investments available-for-sale (notes A and G)	237,413	2,229,119
Notes receivable (note D)	85,438	85,438
Deferred acquisition costs (note A)	541,522	561,263
Organization costs, net of accumulated amortization (note A)	-	-
Other assets (note E)	666,912	609,524

	$21,213,834	$24,032,261

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES
Accounts payable and accrued expenses	$-	$-
Line of credit (note J)	-	-

Accounts payable - affiliates (note B)	-	7,524
Capital contributions payable (note C)	1,034,250	2,502,751

	1,034,250	2,510,275
PARTNERS’ CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of 65,000,000 authorized beneficial assignee certificates (BACs), $10 stated value per BAC, 2,651,000 at March 31, 2001 and 2000 are issued and outstanding to the assignees	-	-
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 2,651,000 at March 31, 2001 and 2000 issued and outstanding	20,200,230	21,471,225
General partner	(25,307)	(12,469)
Accumulated other comprehensive income	4,661	63,230

	20,179,584	21,521,986

	$21,213,834	$24,032,261

	Series 31
	2001	2000
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and C)	$29,919,423	$32,353,530

OTHER ASSETS
Cash and cash equivalents (notes A, H and I)	1,118,740	1,449,979
Investments available-for-sale (notes A and G)	489,108	2,576,842
Notes receivable (note D)	855,675	2,361,971
Deferred acquisition costs (note A)	-	-
Organization costs, net of accumulated amortization (note A)	-	-
Other assets (note E)	259,997	593,010

	$32,642,943	$39,335,332

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES
Accounts payable and accrued expenses	$-	$2,975
Line of credit (note J)	-	-

Accounts payable - affiliates (note B)	-	26,655
Capital contributions payable (note C)	1,350,694	4,973,344

	1,350,694	5,002,974
PARTNERS’ CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of 65,000,000 authorized beneficial assignee certificates (BACs), $10 stated value per BAC, 4,417,857 at March 31, 2001 and 2000 are issued and outstanding to the assignees	-	-
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 4,417,857 at March 31, 2001 and 2000 issued and outstanding	31,349,114	34,298,592
General partner	(66,433)	(36,641)
Accumulated other comprehensive income	9,568	70,407

	31,292,249	34,332,358

	$32,642,943	$39,335,332

	Series 32
	2001	2000
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and C)	$35,003,481	$37,641,580

OTHER ASSETS
Cash and cash equivalents (notes A, H and I)	1,111,983	240,584
Investments available-for-sale (notes A and G)	483,852	2,832,134
Notes receivable (note D)	104,000	914,126
Deferred acquisition costs (note A)	764,950	793,104
Organization costs, net of accumulated amortization (note A)	-	-
Other assets (note E)	482,763	1,680,500

	$37,951,029	$44,102,028

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES
Accounts payable and accrued expenses	$-	$-
Line of credit (note J)	-	-

Accounts payable - affiliates (note B)	80,152	148,654
Capital contributions payable (note C)	1,286,333	4,476,034

	1,366,485	4,624,688
PARTNERS’ CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of 65,000,000 authorized beneficial assignee certificates (BACs), $10 stated value per BAC, 4,754,198 at March 31, 2001 and 2000 are issued and outstanding to the assignees	-	-
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 4,754,198 at March 31, 2001 and 2000 issued and outstanding	36,615,677	39,409,396
General partner	(40,611)	(12,392)
Accumulated other comprehensive income	9,478	80,336

	36,584,544	39,477,340

	$37,951,029	$44,102,028

	Series 33
	2001	2000
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and C)	$19,646,067	$20,996,032

OTHER ASSETS
Cash and cash equivalents (notes A, H and I)	1,147,109	597,735
Investments available-for-sale (notes A and G)	623,376	3,156,657
Notes receivable (note D)	113,575	40,825
Deferred acquisition costs (note A)	695,613	705,560
Organization costs, net of accumulated amortization (note A)	-	-
Other assets (note E)	175,148	4,378

	$22,400,888	$25,501,187

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES
Accounts payable and accrued expenses	$2,536	$-
Line of credit (note J)	-	-

Accounts payable - affiliates (note B)	145,515	71,735
Capital contributions payable (note C)	1,557,634	3,272,919

	1,705,685	3,344,654
PARTNERS’ CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of 65,000,000 authorized beneficial assignee certificates (BACs), $10 stated value per BAC, 2,636,533 at March 31, 2001 and 2000 are issued and outstanding to the assignees	-	-
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 2,636,533 at March 31, 2001 and 2000 issued and outstanding	20,701,961	22,072,254
General partner	(18,951)	(5,110)
Accumulated other comprehensive income	12,193	89,389

	20,695,203	22,156,533

	$22,400,888	$25,501,187

	Series 34
	2001	2000
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and C)	$25,611,061	$27,688,578

OTHER ASSETS
Cash and cash equivalents (notes A, H and I)	349,527	672,010
Investments available-for-sale (notes A and G)	-	3,361,452
Notes receivable (note D)	439,562	1,390,612
Deferred acquisition costs (note A)	1,105,542	1,117,212
Organization costs, net of accumulated amortization (note A)	-	-
Other assets (note E)	513,890	1,222,417

	$28,019,582	$35,452,281

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES
Accounts payable and accrued expenses	$-	$-
Line of credit (note J)	-	-

Accounts payable - affiliates (note B)	10,837	10,656
Capital contributions payable (note C)	1,051,622	5,964,656

	1,062,459	5,975,312
PARTNERS’ CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of 65,000,000 authorized beneficial assignee certificates (BACs), $10 stated value per BAC, 3,529,319 at March 31, 2001 and 2000 are issued and outstanding to the assignees	-	-
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 3,529,319 at March 31, 2001 and 2000 issued and outstanding	26,987,961	29,388,210
General partner	(30,838)	(6,593)
Accumulated other comprehensive income	-	95,352

	26,957,123	29,476,969

	$28,019,582	$35,452,281

	Series 35
	2001	2000
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and C)	$22,009,700	$22,595,066

OTHER ASSETS
Cash and cash equivalents (notes A, H and I)	681,948	701,756
Investments available-for-sale (notes A and G)	1,047,325	6,015,592
Notes receivable (note D)	718,318	650,000
Deferred acquisition costs (note A)	3,132,994	3,210,646
Organization costs, net of accumulated amortization (note A)	-	-
Other assets (note E)	768,378	447,482

	$28,358,663	$33,620,542

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES
Accounts payable and accrued expenses	$224	$1,943
Line of credit (note J)	-	-

Accounts payable - affiliates (note B)	92	78,795
Capital contributions payable (note C)	2,520,290	5,528,412

	2,520,606	5,609,150
PARTNERS’ CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of 65,000,000 authorized beneficial assignee certificates (BACs), $10 stated value per BAC, 3,300,463 at March 31, 2001 and 2000 are issued and outstanding to the assignees	-	-
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 3,300,463 at March 31, 2001 and 2000 issued and outstanding	25,851,826	27,937,304
General partner	(23,744)	(2,684)
Accumulated other comprehensive income	9,975	76,772

	25,838,057	28,011,392

	$28,358,663	$33,620,542

	Series 36
	2001	2000
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and C)	$14,753,049	$15,225,618

OTHER ASSETS
Cash and cash equivalents (notes A, H and I)	440,801	328,095
Investments available-for-sale (notes A and G)	-	2,430,792
Notes receivable (note D)	539,353	1,635,636
Deferred acquisition costs (note A)	2,146,752	2,132,600
Organization costs, net of accumulated amortization (note A)	-	-
Other assets (note E)	583,368	1,407,708

	$18,463,323	$23,160,449

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES
Accounts payable and accrued expenses	$4,410	$-
Line of credit (note J)	-	-

Accounts payable - affiliates (note B)	130,247	30,944
Capital contributions payable (note C)	1,460,200	5,509,534

	1,594,857	5,540,478
PARTNERS’ CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of 65,000,000 authorized beneficial assignee certificates (BACs), $10 stated value per BAC, 2,106,837 at March 31, 2001 and 2000 are issued and outstanding to the assignees	-	-
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 2,106,837 at March 31, 2001 and 2000 issued and outstanding	16,878,445	17,569,744
General partner	(9,979)	(3,048)
Accumulated other comprehensive income	-	53,275

	16,868,466	17,619,971

	$18,463,323	$23,160,449

	Series 37
	2001	2000
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and C)	$18,470,074	$13,325,744

OTHER ASSETS
Cash and cash equivalents (notes A, H and I)	1,357,135	5,952,947
Investments available-for-sale (notes A and G)	581,399	4,359,183
Notes receivable (note D)	2,812,196	1,745,996
Deferred acquisition costs (note A)	2,372,609	2,313,395
Organization costs, net of accumulated amortization (note A)	-	-
Other assets (note E)	1,564,777	317,829

	$27,158,190	$28,015,094

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES
Accounts payable and accrued expenses	$26,871	$350
Line of credit (note J)	-	-

Accounts payable - affiliates (note B)	85	29,802
Capital contributions payable (note C)	5,838,932	6,239,395

	5,865,888	6,269,547
PARTNERS’ CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of 65,000,000 authorized beneficial assignee certificates (BACs), $10 stated value per BAC, 2,512,500 at March 31, 2001 and 2000 are issued and outstanding to the assignees	-	-
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 2,512,500 at March 31, 2001 and 2000 issued and outstanding	21,290,614	21,622,194
General partner	(3,694)	(535)
Accumulated other comprehensive income	5,382	123,888

	21,292,302	21,745,547

	$27,158,190	$28,015,094

	Series 38
	2001	2000
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and C)	$18,847,690	$3,451,918

OTHER ASSETS
Cash and cash equivalents (notes A, H and I)	3,300,784	1,184,327
Investments available-for-sale (notes A and G)	216,934	-
Notes receivable (note D)	755,920	-
Deferred acquisition costs (note A)	2,655,867	424,476
Organization costs, net of accumulated amortization (note A)	-	-
Other assets (note E)	160,038	768,001

	$25,937,233	$5,828,722

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES
Accounts payable and accrued expenses	$2,733	$422,489
Line of credit (note J)	-	976,349

Accounts payable - affiliates (note B)	-	20,848
Capital contributions payable (note C)	4,429,476	904,200

	4,432,209	2,323,886
PARTNERS’ CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of 65,000,000 authorized beneficial assignee certificates (BACs), $10 stated value per BAC, 2,543,100 and 446,300 at March 31, 2001 and 2000, respectively, are issued and outstanding to the assignees	-	-
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 2,543,100 and 446,300 at March 31, 2001 and 2000, respectively, issued and outstanding	21,503,064	3,505,653
General partner	(2,277)	(817)
Accumulated other comprehensive income	4,237	-

	21,505,024	3,504,836

	$25,937,233	$5,828,722

Series 39
2001
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and C)	$16,411,959

OTHER ASSETS
Cash and cash equivalents (notes A, H and I)	5,907,337
Investments available-for-sale (notes A and G)	1,463,767
Notes receivable (note D)	228,455
Deferred acquisition costs (note A)	2,337,478
Organization costs, net of accumulated amortization (note A)	-
Other assets (note E)	29,308

$26,378,304

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES
Accounts payable and accrued expenses	$28,722
Line of credit (note J)	-

Accounts payable - affiliates (note B)	-
Capital contributions payable (note C)	6,821,583

6,850,305
PARTNERS’ CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of 65,000,000 authorized beneficial assignee certificates (BACs), $10 stated value per BAC, 2,292,100 at March 31, 2001 are issued and outstanding to the assignees	-
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 2,292,100 at March 31, 2001 issued and outstanding	19,516,181
General partner	(1,428)
Accumulated other comprehensive income	13,246

19,527,999

$26,378,304

Series 39 and 40 were not formed until after March 31, 2000, therefore no comparative information has been included.

Series 40
2001
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and C)	$7,777,666

OTHER ASSETS
Cash and cash equivalents (notes A, H and I)	553,358
Investments available-for-sale (notes A and G)	-
Notes receivable (note D)	-
Deferred acquisition costs (note A)	387,937
Organization costs, net of accumulated amortization (note A)	-
Other assets (note E)	1,916,555

$10,635,516

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES
Accounts payable and accrued expenses	$87,037
Line of credit (note J)	2,125,548

Accounts payable - affiliates (note B)	18,020
Capital contributions payable (note C)	5,878,926

8,109,531
PARTNERS’ CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of 65,000,000 authorized beneficial assignee certificates (BACs), $10 stated value per BAC, 337,600 at March 31, 2001 are issued and outstanding to the assignees	-
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 337,600 at March 31, 2001 issued and outstanding	2,527,100
General partner	(1,115)
Accumulated other comprehensive income	-

2,525,985

$10,635,516

Series 39 and 40 were not formed until after March 31, 2000, therefore no comparative information has been included.

See notes to financial statements

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS

	Total
	Year ended March 31, 2001	Year ended March 31, 2000	Year ended March 31, 1999
Income
Interest income	$2,433,397	$3,072,265	$4,604,150
Miscellaneous	45,188	17,700	-

	2,478,585	3,089,965	4,604,150

Share of losses from operating limited partnerships (note A)	(27,258,366)	(22,255,032)	(16,178,884)

Expenses
Fund management fee (note B)	4,759,655	4,169,227	3,702,096
Amortization (note A)	520,593	505,485	200,643
General and administrative expenses (note B)	947,534	1,316,628	1,444,688
Professional fees	489,423	658,192	555,193
Organization expense	154,973	218,756	-

	6,872,178	6,868,288	5,902,620
Cumulative effect of a change in accounting principle	-	623,193	-

NET LOSS (note A)	$(31,651,959)	$(26,656,548)	$(17,477,354)

Net loss allocated to general partner	$(316,520)	$(266,567)	$(174,775)

Net loss allocated to assignees	$(31,335,439)	$(26,389,981)	$(17,302,579)

Net loss per BAC	$(0.52)	$(0.47)	$(0.36)

Series 36, 37 and 38 were not formed until after March 31, 1999, therefore only two years of comparative information has been included.  Series 39 and 40 were not formed until after March 31, 2000, therefore no comparative information has been included.

	Series 20
	Year ended March 31, 2001	Year ended March 31, 2000	Year ended March 31, 1999
Income
Interest income	$4,185	$9,979	$8,005
Miscellaneous	4,650	8,850	-

	8,835	18,829	8,005

Share of losses from operating limited partnerships (note A)	(1,998,506)	(2,039,505)	(2,359,812)

Expenses
Fund management fee (note B)	320,496	292,963	358,566
Amortization (note A)	3,572	3,572	23,284
General and administrative expenses (note B)	31,041	35,244	34,973
Professional fees	21,601	38,264	42,802
Organization expense	-	-	-

	376,710	370,043	459,625

Cumulative effect of a change in accounting principle	-	10,607	-

NET LOSS (note A)	$(2,366,381)	$(2,401,326)	$(2,811,432)

Net loss allocated to general partner	$(23,664)	$(24,013)	$(28,114)

Net loss allocated to assignees	$(2,342,717)	$(2,377,313)	$(2,783,318)

Net loss per BAC	$(0.61)	$(0.61)	$(0.72)

	Series 21
	Year ended March 31, 2001	Year ended March 31, 2000	Year ended March 31, 1999
Income
Interest income	$42,540	$55,157	$63,167
Miscellaneous	150	-	-

	42,690	55,157	63,167

Share of losses from operating limited partnerships (note A)	(885,755)	(1,224,831)	(1,440,087)

Expenses
Fund management fee (note B)	202,560	157,432	201,340
Amortization (note A)	1,954	1,954	12,523
General and administrative expenses (note B)	22,730	36,616	40,896
Professional fees	17,091	27,667	21,707
Organization expense	-	-	-

	244,335	223,669	276,466
Cumulative effect of a change in accounting principle	-	-	-

NET LOSS (note A)	$(1,087,400)	$(1,393,343)	$(1,653,386)

Net loss allocated to general partner	$(10,874)	$(13,933)	$(16,534)

Net loss allocated to assignees	$(1,076,526)	$(1,379,410)	$(1,636,852)

Net loss per BAC	$(0.57)	$(0.73)	$(0.86)

	Series 22
	Year ended March 31, 2001	Year ended March 31, 2000	Year ended March 31, 1999
Income
Interest income	$24,514	$23,002	$28,945
Miscellaneous	3,450	3,900	-

	27,964	26,902	28,945

Share of losses from operating limited partnerships (note A)	(1,225,393)	(1,211,051)	(1,371,100)

Expenses
Fund management fee (note B)	233,351	227,588	241,151
Amortization (note A)	6,140	6,140	12,538
General and administrative expenses (note B)	26,055	32,553	32,283
Professional fees	21,676	35,747	29,885
Organization expense	-	-	-

	287,222	302,028	315,857
Cumulative effect of a change in accounting principle	-	9,694	-

NET LOSS (note A)	$(1,484,651)	$(1,495,871)	$(1,658,012)

Net loss allocated to general partner	$(14,847)	$(14,959)	$(16,580)

Net loss allocated to assignees	$(1,469,804)	$(1,480,912)	$(1,641,432)

Net loss per BAC	$(0.57)	$(0.58)	$(0.64)

	Series 23
	Year ended March 31 2001	Year ended March 31, 2000	Year ended March 31, 1999
Income
Interest income	$8,491	$10,693	$17,417
Miscellaneous	4,289	4,800	-

	12,780	15,493	17,417

Share of losses from operating limited partnerships (note A)	(1,137,319)	(1,416,388)	(1,587,640)

Expenses
Fund management fee (note B)	200,200	197,530	214,325
Amortization (note A)	7,688	6,246	13,072
General and administrative expenses (note B)	28,745	31,781	33,071
Professional fees	19,767	31,272	29,483
Organization expense	-	-	-

	256,400	266,829	289,951
Cumulative effect of a change in accounting principle	-	16,933	-

NET LOSS (note A)	$(1,380,939)	$(1,684,657)	$(1,860,174)

Net loss allocated to general partner	$(13,809)	$(16,847)	$(18,602)

Net loss allocated to assignees	$(1,367,130)	$(1,667,810)	$(1,841,572)

Net loss per BAC	$(0.41)	$(0.50)	$(0.55)

	Series 24
	Year ended March 31, 2001	Year ended March 31, 2000	Year ended March 31, 1999
Income
Interest income	$21,739	$19,012	$31,706
Miscellaneous	5,700	150	-

	27,439	19,162	31,706

Share of losses from operating limited partnerships (note A)	(1,528,706)	(1,388,143)	(1,475,502)

Expenses
Fund management fee (note B)	199,421	160,446	203,448
Amortization (note A)	10,205	10,204	12,980
General and administrative expenses (note B)	25,943	30,062	28,523
Professional fees	40,466	31,589	34,958
Organization expense	-	-	-

	276,035	232,301	279,909
Cumulative effect of a change in accounting principle	-	19,470	-

NET LOSS (note A)	$(1,777,302)	$(1,620,752)	$(1,723,705)

Net loss allocated to general partner	$(17,773)	$(16,208)	$(17,237)

Net loss allocated to assignees	$(1,759,529)	$(1,604,544)	$(1,706,468)

Net loss per BAC	$(0.81)	$(0.74)	$(0.79)

	Series 25
	Year ended March 31, 2001	Year ended March 31, 2000	Year ended March 31, 1999
Income
Interest income	$75,561	$50,146	$89,058
Miscellaneous	-	-	-

	75,561	50,146	89,058

Share of losses from operating limited partnerships (note A)	(1,297,955)	(1,926,540)	(1,653,302)

Expenses
Fund management fee (note B)	242,146	203,746	266,576
Amortization (note A)	15,218	15,218	10,488
General and administrative expenses (note B)	29,765	39,833	45,111
Professional fees	31,335	33,444	39,686
Organization expense	-	-	-

	318,464	292,241	361,861
Cumulative effect of a change in accounting principle	-	18,354	-

NET LOSS (note A)	$(1,540,858)	$(2,186,989)	$(1,926,105)

Net loss allocated to general partner	$(15,409)	$(21,870)	$(19,261)

Net loss allocated to assignees	$(1,525,449)	$(2,165,119)	$(1,906,844)

Net loss per BAC	$(0.50)	$(0.72)	$(0.63)

	Series 26
	Year ended March 31, 2001	Year ended March 31, 2000	Year ended March 31, 1999
Income
Interest income	$57,264	$55,149	$284,747
Miscellaneous	11,850	-	-

	69,114	55,149	284,747

Share of losses from operating limited partnerships (note A)	(2,038,026)	(1,312,467)	(1,448,218)

Expenses
Fund management fee (note B)	368,280	365,001	359,834
Amortization (note A)	17,650	17,362	18,931
General and administrative expenses (note B)	32,559	48,905	135,748
Professional fees	32,596	53,085	41,384
Organization expense	-	-	-

	451,085	484,353	555,897
Cumulative effect of a change in accounting principle	-	42,595	-

NET LOSS (note A)	$(2,419,997)	$(1,784,266)	$(1,719,368)

Net loss allocated to general partner	$(24,200)	$(17,843)	$(17,194)

Net loss allocated to assignees	$(2,395,797)	$(1,766,423)	$(1,702,174)

Net loss per BAC	$(0.60)	$(0.44)	$(0.43)

	Series 27
	Year ended March 31, 2001	Year ended March 31, 2000	Year ended March 31, 1999
Income
Interest income	$76,968	$33,758	$103,948
Miscellaneous	-	-	-

	76,968	33,758	103,948

Share of losses from operating limited partnerships (note A)	(595,643)	(971,679)	(1,421,601)

Expenses
Fund management fee (note B)	288,374	289,658	288,306
Amortization (note A)	15,655	14,946	15,522
General and administrative expenses (note B)	23,693	33,120	58,117
Professional fees	18,381	29,568	36,553
Organization expense	-	-	-

	346,103	367,292	398,498
Cumulative effect of a change in accounting principle	-	38,806	-

NET LOSS (note A)	$(864,778)	$(1,344,019)	$(1,716,151)

Net loss allocated to general partner	$(8,648)	$(13,440)	$(17,162)

Net loss allocated to assignees	$(856,130)	$(1,330,579)	$(1,698,989)

Net loss per BAC	$(0.35)	$(0.54)	$(0.69)

	Series 28
	Year ended March 31, 2001	Year ended March 31 2000	Year ended March 31, 1999
Income
Interest income	$164,915	$237,326	$683,347
Miscellaneous	-	-	-

	164,915	237,326	683,347

Share of losses from operating limited partnerships (note A)	(1,714,275)	(1,993,839)	(793,965)

Expenses
Fund management fee (note B)	322,781	287,734	322,689
Amortization (note A)	3,300	3,300	20,326
General and administrative expenses (note B)	43,289	98,160	205,933
Professional fees	32,037	48,250	64,643
Organization expense	-	-	-

	401,407	437,444	613,591
Cumulative effect of a change in accounting principle	-	55,896	-

NET LOSS (note A)	$(1,950,767)	$(2,249,853)	$(724,209)

Net loss allocated to general partner	$(19,508)	$(22,499)	$(7,242)

Net loss allocated to assignees	$(1,931,259)	$(2,227,354)	$(716,967)

Net loss per BAC	$(0.48)	$(0.56)	$(0.18)

	Series 29
	Year ended March 31, 2001	Year ended March 31, 2000	Year ended March 31, 1999
Income
Interest income	$95,276	$194,496	$560,635
Miscellaneous	-	-	-

	95,276	194,496	560,635

Share of losses from operating limited partnerships (note A)	(2,074,428)	(2,192,069)	(1,418,793)

Expenses
Fund management fee (note B)	315,514	308,972	306,704
Amortization (note A)	3,277	3,206	15,215
General and administrative expenses (note B)	47,198	93,091	167,904
Professional fees	24,841	44,652	66,263
Organization expense	-	-	-

	390,830	449,921	556,086
Cumulative effect of a change in accounting principle	-	49,448	-

NET LOSS (note A)	$(2,369,982)	$(2,496,942)	$(1,414,244)

Net loss allocated to general partner	$(23,700)	$(24,969)	$(14,142)

Net loss allocated to assignees	$(2,346,282)	$(2,471,973)	$(1,400,102)

Net loss per BAC	$(0.59)	$(0.62)	$(0.35)

	Series 30
	Year ended March 31, 2001	Year ended March 31, 2000	Year ended March 31, 1999
Income
Interest income	$184,266	$204,382	$476,758
Miscellaneous	-	-	-

	184,266	204,382	476,758

Share of losses from operating limited partnerships (note A)	(1,177,274)	(1,074,429)	(432,433)

Expenses
Fund management fee (note B)	187,698	201,815	159,294
Amortization (note A)	21,209	21,139	13,857
General and administrative expenses (note B)	54,788	89,532	130,320
Professional fees	27,130	42,262	45,725
Organization expense	-	-	-

	290,825	354,748	349,196
Cumulative effect of a change in accounting principle	-	48,501	-

NET LOSS (note A)	$(1,283,833)	$(1,273,296)	$(304,871)

Net loss allocated to general partner	$(12,838)	$(12,733)	$(3,049)

Net loss allocated to assignees	$(1,270,995)	$(1,260,563)	$(301,822)

Net loss per BAC	$(0.48)	$(0.48)	$(0.11)

	Series 31
	Year ended March 31, 2001	Year ended March 31, 2000	Year ended March 31, 1999
Income
Interest income	$127,556	$248,452	$1,115,174
Miscellaneous	14,123	-	-

	141,679	248,452	1,115,174

Share of losses from operating limited partnerships (note A)	(2,698,823)	(2,795,630)	(1,020,163)

Expenses
Fund management fee (note B)	336,774	391,201	334,849
Amortization (note A)	-	-	13,702
General and administrative expenses (note B)	57,045	91,626	141,047
Professional fees	28,307	50,173	68,226
Organization expense	-	-	-

	422,126	533,000	557,824
Cumulative effect of a change in accounting principle	-	51,385	-

NET LOSS (note A)	$(2,979,270)	$(3,131,563)	$(462,813)

Net loss allocated to general partner	$(29,792)	$(31,316)	$(4,628)

Net loss allocated to assignees	$(2,949,478)	$(3,100,247)	$(458,185)

Net loss per BAC	$(0.67)	$(0.70)	$(0.10)

	Series 32
	Year ended March 31, 2001	Year ended March 31, 2000	Year ended March 31, 1999
Income
Interest income	$316,656	$342,051	$727,112
Miscellaneous	-	-	-

	316,656	342,051	727,112

Share of income (losses) from operating limited partnerships (note A)	(2,669,373)	(1,245,350)	56,660

Expenses
Fund management fee (note B)	323,500	323,495	264,361
Amortization (note A)	36,303	29,738	8,897
General and administrative expenses (note B)	77,531	133,165	231,009
Professional fees	31,887	47,667	9,669
Organization expense	-	-	-

	469,221	534,065	513,936
Cumulative effect of a change in accounting principle	-	50,418	-

NET INCOME (LOSS) (note A)	$(2,821,938)	$(1,487,782)	$269,836

Net income (loss) allocated to general partner	$(28,219)	$(14,878)	$2,698

Net income (loss) allocated to assignees	$(2,793,719)	$(1,472,904)	$267,138

Net income (loss) per BAC	$(0.59)	$(0.31)	$0.06

	Series 33
	Year ended March 31, 2001	Year ended March 31, 2000	Period June 22, 1998 (date of inception) through March 31, 1999
Income
Interest income	$197,659	$312,853	$256,081
Miscellaneous	-	-	-

	197,659	312,853	256,081

Share of income (losses) from operating limited partnerships (note A)	(1,294,005)	(595,041)	187,290

Expenses
Fund management fee (note B)	166,360	169,331	107,826
Amortization (note A)	27,066	26,578	9,308
General and administrative expenses (note B)	72,226	107,612	111,018
Professional fees	22,136	35,625	21,121
Organization expense	-	-	-

	287,788	339,146	249,273
Cumulative effect of a change in accounting principle	-	83,770	-

NET INCOME (LOSS) (note A)	$(1,384,134)	$(705,104)	$194,098

Net income (loss) allocated to general partner	$(13,841)	$(7,051)	$1,941

Net income (loss) allocated to assignees	$(1,370,293)	$(698,053)	$192,157

Net income (loss) per BAC	$(0.52)	$(0.26)	$0.09

	Series 34
	Year ended March 31, 2001	Year ended March 31, 2000	Period September 22, 1998 (date of inception) through March 31, 1999
Income
Interest income	$124,513	$385,293	$156,247
Miscellaneous	976	-	-

	125,489	385,293	156,247

Share of losses from operating limited partnerships (note A)	(2,140,987)	(468,712)	(218)

Expenses
Fund management fee (note B)	284,285	281,564	68,018
Amortization (note A)	44,236	41,853	-
General and administrative expenses (note B)	56,620	133,832	44,974
Professional fees	23,855	48,073	3,088
Organization expense	-	-	-

	408,996	505,322	116,080
Cumulative effect of a change in accounting principle	-	110,441	-

NET INCOME (LOSS) (note A)	$(2,424,494)	$(699,182)	$39,949

Net income (loss) allocated to general partner	$(24,245)	$(6,992)	$399

Net income (loss) allocated to assignees	$(2,400,249)	$(692,190)	$39,550

Net income (loss) per BAC	$(0.68)	$(0.20)	$0.02

	Series 35
	Year ended March 31, 2001	Year ended March 31, 2000	Period February 22, 1999 (date of inception) through March 31, 1999
Income
Interest income	$236,430	$567,711	$1,803
Miscellaneous	-	-	-

	236,430	567,711	1,803

Share of losses from operating limited partnerships (note A)	(1,875,497)	(194,048)	-

Expenses
Fund management fee (note B)	215,860	195,257	4,809
Amortization (note A)	128,479	225,179	-
General and administrative expenses (note B)	98,387	158,694	3,761
Professional fees	24,245	39,262	-
Organization expense	-	-	-

	466,971	618,392	8,570
Cumulative effect of a change in accounting principle	-	16,875	-

NET LOSS (note A)	$(2,106,038)	$(261,604)	$(6,767)

Net loss allocated to general partner	$(21,060)	$(2,616)	$(68)

Net loss allocated to assignees	$(2,084,978)	$(258,988)	$(6,699)

Net loss per BAC	$(0.63)	$(0.09)	$(0.02)

	Series 36
	Year ended March 31, 2001	Period July 1, 1999 (date of inception) through March 31, 2000
Income
Interest income	$83,521	$175,394
Miscellaneous	-	-

	83,521	175,394

Share of losses from operating limited partnerships (note A)	(457,746)	(160,352)

Expenses
Fund management fee (note B)	160,756	83,620
Amortization (note A)	86,996	78,850
General and administrative expenses (note B)	37,943	72,423
Professional fees	33,140	14,970
Organization expense	-	69,968

	318,835	319,831
Cumulative effect of a change in accounting principle	-	-

NET LOSS (note A)	$(693,060)	$(304,789)

Net loss allocated to general partner	$(6,931)	$(3,048)

Net loss allocated to assignees	$(686,129)	$(301,741)

Net loss per BAC	$(0.33)	$(0.18)

Series 36, 37 and 38 were not formed until after March 31, 1999, therefore only two years of comparative information has been included.

	Series 37
	Year ended March 31, 2001	Period October 4, 1999 (date of inception) through March 31, 2000
Income
Interest income	$331,766	$145,974
Miscellaneous	-	-

	331,766	145,974

Share of losses from operating limited partnerships (note A)	(318,507)	(44,958)

Expenses
Fund management fee (note B)	141,045	26,698
Amortization (note A)	91,645	-
General and administrative expenses (note B)	72,810	49,399
Professional fees	23,622	6,622
Organization expense	-	71,813

	329,122	154,532
Cumulative effect of a change in accounting principle	-	-

NET LOSS (note A)	$(315,863)	$(53,516)

Net loss allocated to general partner	$(3,159)	$(535)

Net loss allocated to assignees	$(312,704)	$(52,981)

Net loss per BAC	$(0.12)	$(0.03)

Series 36, 37 and 38 were not formed until after March 31, 1999, therefore only two years of comparative information has been included.

	Series 38
	Year ended March 31, 2001	Period February 22, 2000 (date of inception) through March 31, 2000
Income
Interest income	$207,525	$1,437
Miscellaneous	-	-

	207,525	1,437

Share of losses from operating limited partnerships (note A)	(133,908)	-

Expenses
Fund management fee (note B)	162,131	5,176
Amortization (note A)	-	-
General and administrative expenses (note B)	46,242	980
Professional fees	11,217	-
Organization expense	-	76,975

	219,590	83,131
Cumulative effect of a change in accounting principle	-	-

NET LOSS (note A)	$(145,973)	$(81,694)

Net loss allocated to general partner	$(1,460)	$(817)

Net loss allocated to assignees	$(144,513)	$(80,877)

Net loss per BAC	$(0.07)	$(0.26)

Series 36, 37 and 38 were not formed until after March 31, 1999, therefore only two years of comparative information has been included.

Series 39
Period August 1, 2000 (date of inception) through March 31, 2001
Income
Interest income	$49,735
Miscellaneous	-

49,735

Share of income from operating limited partnerships (note A)	3,760

Expenses
Fund management fee (note B)	88,123
Amortization (note A)	-
General and administrative expenses (note B)	48,374
Professional fees	3,564
Organization expense	56,271

196,332
Cumulative effect of a change in accounting principle	-

NET LOSS (note A)	$(142,837)

Net loss allocated to general partner	$(1,428)

Net loss allocated to assignees	$(141,409)

Net loss per BAC	$(0.11)

Series 39 and 40 were not formed until after March 31, 2000, therefore no comparative information has been included.

Series 40
Period February 1, 2001 (date of inception) through March 31, 2001
Income
Interest income	$2,317
Miscellaneous	-

2,317

Share of losses from operating limited partnerships (note A)	-

Expenses
Fund management fee (note B)	-
Amortization (note A)	-
General and administrative expenses (note B)	14,550
Professional fees	529
Organization expense	98,702

113,781
Cumulative effect of a change in accounting principle	-

NET LOSS (note A)	$(111,464)

Net loss allocated to general partner	$(1,115)

Net loss allocated to assignees	$(110,349)

Net loss per BAC	$(0.91)

Series 39 and 40 were not formed until after March 31, 2000, therefore no comparative information has been included.

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

Years ended March 31, 2001, 2000 and 1999

Total	Assignees	General partner	Accumulated other comprehensive income	Comprehensive income	Total

Partners’ capital (deficit), March 31, 1998	$306,404,507	$(326,595)	$231,226		$306,309,138

Capital contributions	103,746,000	-	-		103,746,000

Selling commissions and registration costs	(15,231,041)	-	-		(15,231,041)

Distributions	(275,000)	-	-		(275,000)

Comprehensive income (loss)
Net income (loss)	(17,302,579)	(174,775)	-	$(17,477,354)	(17,477,354)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	(4,232)	(4,232)	(4,232)

Total comprehensive income (loss)				$(17,481,586)

Partners’ capital (deficit), March 31, 1999	377,341,887	(501,370)	226,994		377,067,511

Capital contributions	76,619,000	-	-		76,619,000

Selling commissions and registration costs	(11,307,246)	-	-		(11,307,246)

Distributions	(238,040)	-	-		(238,040)

Comprehensive income (loss)
Net income (loss)	(26,389,981)	(266,567)	-	$(26,656,548)	(26,656,548)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	603,521	603,521	603,521

Total comprehensive income (loss)				$(26,053,027)

Partners’ capital (deficit), March 31, 2000	416,025,620	(767,937)	830,515		416,088,198

Capital contributions	47,265,000	-	-		47,265,000

Selling commissions and registration costs	(6,852,583)	-	-		(6,852,583)

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(31,335,439)	(316,520)	-	$(31,651,959)	(31,651,959)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	(746,571)	(746,571)	(746,571)

Total comprehensive income (loss)				$(32,398,530)

Partners’ capital (deficit), March 31, 2001	$425,102,598	$(1,084,457)	$83,944		$424,102,085

Series 36, 37 and 38 were not formed until after March 31, 1999, therefore only two years of comparative information has been included.  Series 39 and 40 were not formed until after March 31, 2000, therefore no comparative information has been included.

Series 20	Assignees	General partner	Accumulated other comprehensive income	Comprehensive income	Total

Partners’ capital (deficit), March 31, 1998	$23,068,223	$(100,892)	$1,041		$22,968,372

Capital contributions	-	-	-		-

Selling commissions and registration costs	-	-	-		-

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(2,783,318)	(28,114)	-	$(2,811,432)	(2,811,432)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	(1,041)	(1,041)	(1,041)

Total comprehensive income (loss)				$(2,812,473)

Partners’ capital (deficit), March 31, 1999	20,284,905	(129,006)	-		20,155,899

Capital contributions	-	-	-		-

Selling commissions and registration costs	-	-	-		-

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(2,377,313)	(24,013)	-	$(2,401,326)	(2,401,326)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	-	-	-

Total comprehensive income (loss)				$(2,401,326)

Partners’ capital (deficit), March 31, 2000	17,907,592	(153,019)	-		17,754,573

Capital contributions	-	-	-		-

Selling commissions and registration costs	-	-	-		-

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(2,342,717)	(23,664)	-	$(2,366,381)	(2,366,381)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	-	-	-

Total comprehensive income (loss)				$(2,366,381)

Partners’ capital (deficit), March 31, 2001	$15,564,875	$(176,683)	$-		$15,388,192

Series 21	Assignees	General partner	Accumulated other comprehensive income	Comprehensive income	Total

Partners’ capital (deficit), March 31, 1998	$10,304,349	$(59,504)	$2,816		$10,247,661

Capital contributions	-	-	-		-

Selling commissions and registration costs	-	-	-		-

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(1,636,852)	(16,534)	-	$(1,653,386)	(1,653,386)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	2,682	2,682	2,682

Total comprehensive income (loss)				$(1,650,704)

Partners’ capital (deficit), March 31, 1999	8,667,497	(76,038)	5,498		8,596,957

Capital contributions	-	-	-		-

Selling commissions and registration costs	-	-	-		-

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(1,379,410)	(13,933)	-	$(1,393,343)	(1,393,343)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	12,966	12,966	12,966

Total comprehensive income (loss)				$(1,380,377)

Partners’ capital (deficit), March 31, 2000	7,288,087	(89,971)	18,464		7,216,580

Capital contributions	-	-	-		-

Selling commissions and registration costs	-	-	-		-

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(1,076,526)	(10,874)	-	$(1,087,400)	(1,087,400)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	(17,268)	(17,268)	(17,268)

Total comprehensive income (loss)				$(1,104,668)

Partners’ capital (deficit), March 31, 2001	$6,211,561	$(100,845)	$1,196		$6,111,912

Series 22	Assignees	General partner	Accumulated other comprehensive income	Comprehensive income	Total

Partners’ capital (deficit), March 31, 1998	$16,726,229	$(52,342)	$1,076		$16,674,963

Capital contributions	-	-	-		-

Selling commissions and registration costs	-	-	-		-

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(1,641,432)	(16,580)	-	$(1,658,012)	(1,658,012)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	849	849	849

Total comprehensive income (loss)				$(1,657,163)

Partners’ capital (deficit), March 31, 1999	15,084,797	(68,922)	1,925		15,017,800

Capital contributions	-	-	-		-

Selling commissions and registration costs	-	-	-		-

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(1,480,912)	(14,959)	-	$(1,495,871)	(1,495,871)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	7,851	7,851	7,851

Total comprehensive income (loss)				$(1,488,020)

Partners’ capital (deficit), March 31, 2000	13,603,885	(83,881)	9,776		13,529,780

Capital contributions	-	-	-		-

Selling commissions and registration costs	-	-	-		-

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(1,469,804)	(14,847)	-	$(1,484,651)	(1,484,651)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	(9,125)	(9,125)	(9,125)

Total comprehensive income (loss)				$(1,493,776)

Partners’ capital (deficit), March 31, 2001	$12,134,081	$(98,728)	$651		$12,036,004

Series 23	Assignees	General partner	Accumulated other comprehensive income	Comprehensive income	Total

Partners’ capital (deficit), March 31, 1998	$24,049,616	$(44,798)	$1,734		$24,006,552

Capital contributions	-	-	-		-

Selling commissions and registration costs	-	-	-		-

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(1,841,572)	(18,602)	-	$(1,860,174)	(1,860,174)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	(1,734)	(1,734)	(1,734)

Total comprehensive income (loss)				$(1,861,908)

Partners’ capital (deficit), March 31, 1999	22,208,044	(63,400)	-		22,144,644

Capital contributions	-	-	-		-

Selling commissions and registration costs	-	-	-		-

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(1,667,810)	(16,847)	-	$(1,684,657)	(1,684,657)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	-	-	-

Total comprehensive income (loss)				$(1,684,657)

Partners’ capital (deficit), March 31, 2000	20,540,234	(80,247)	-		20,459,987

Capital contributions	-	-	-		-

Selling commissions and registration costs	-	-	-		-

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(1,367,130)	(13,809)	-	$(1,380,939)	(1,380,939)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	-	-	-

Total comprehensive income (loss)				$(1,380,939)

Partners’ capital (deficit), March 31, 2001	$19,173,104	$(94,056)	$-		$19,079,048

Series 24	Assignees	General partner	Accumulated other comprehensive income	Comprehensive income	Total

Partners’ capital (deficit), March 31, 1998	$15,908,401	$(26,479)	$513		$15,882,435

Capital contributions	-	-	-		-

Selling commissions and registration costs	-	-	-		-

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(1,706,468)	(17,237)	-	$(1,723,705)	(1,723,705)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	816	816	816

Total comprehensive income (loss)				$(1,722,889)

Partners’ capital (deficit), March 31, 1999	14,201,933	(43,716)	1,329		14,159,546

Capital contributions	-	-	-		-

Selling commissions and registration costs	-	-	-		-

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(1,604,544)	(16,208)	-	$(1,620,752)	(1,620,752)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	6,963	6,963	6,963

Total comprehensive income (loss)				$(1,613,789)

Partners’ capital (deficit), March 31, 2000	12,597,389	(59,924)	8,292		12,545,757

Capital contributions	-	-	-		-

Selling commissions and registration costs	-	-	-		-

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(1,759,529)	(17,773)	-	$(1,777,302)	(1,777,302)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	(7,499)	(7,499)	(7,499)

Total comprehensive income (loss)				$(1,784,801)

Partners’ capital (deficit), March 31, 2001	$10,837,860	$(77,697)	$793		$10,760,956

Series 25	Assignees	General partner	Accumulated other comprehensive income	Comprehensive income	Total

Partners’ capital (deficit), March 31, 1998	$23,255,931	$(25,136)	$2,836		$23,233,631

Capital contributions	-	-	-		-

Selling commissions and registration costs	-	-	-		-

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(1,906,844)	(19,261)	-	$(1,926,105)	(1,926,105)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	990	990	990

Total comprehensive income (loss)				$(1,925,115)

Partners’ capital (deficit), March 31, 1999	21,349,087	(44,397)	3,826		21,308,516

Capital contributions	-	-	-		-

Selling commissions and registration costs	-	-	-		-

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(2,165,119)	(21,870)	-	$(2,186,989)	(2,186,989)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	15,171	15,171	15,171

Total comprehensive income (loss)				$(2,171,818)

Partners’ capital (deficit), March 31, 2000	19,183,968	(66,267)	18,997		19,136,698

Capital contributions	-	-	-		-

Selling commissions and registration costs	-	-	-		-

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(1,525,449)	(15,409)	-	$(1,540,858)	(1,540,858)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	(18,032)	(18,032)	(18,032)

Total comprehensive income (loss)				$(1,558,890)

Partners’ capital (deficit), March 31, 2001	$17,658,519	$(81,676)	$965		$17,577,808

Series 26	Assignees	General partner	Accumulated other comprehensive income	Comprehensive income	Total

Partners’ capital (deficit), March 31, 1998	$32,787,697	$(12,533)	$18,735		$32,793,899

Capital contributions	-	-	-		-

Selling commissions and registration costs	-	-	-		-

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(1,702,174)	(17,194)	-	$(1,719,368)	(1,719,368)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	(12,209)	(12,209)	(12,209)

Total comprehensive income (loss)				$(1,731,577)

Partners’ capital (deficit), March 31, 1999	31,085,523	(29,727)	6,526		31,062,322

Capital contributions	-	-	-		-

Selling commissions and registration costs	(3,245)	-	-		(3,245)

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(1,766,423)	(17,843)	-	$(1,784,266)	(1,784,266)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	518	518	518

Total comprehensive income (loss)				$(1,783,748)

Partners’ capital (deficit), March 31, 2000	29,315,855	(47,570)	7,044		29,275,329

Capital contributions	-	-	-		-

Selling commissions and registration costs	-	-	-		-

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(2,395,797)	(24,200)	-	$(2,419,997)	(2,419,997)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	(7,044)	(7,044)	(7,044)

Total comprehensive income (loss)				$(2,427,041)

Partners’ capital (deficit), March 31, 2001	$26,920,058	$(71,770)	$-		$26,848,288

Series 27	Assignees	General partner	Accumulated other comprehensive income	Comprehensive income	Total

Partners’ capital (deficit), March 31, 1998	$20,116,351	$(8,114)	$5,864		$20,114,101

Capital contributions	-	-	-		-

Selling commissions and registration costs	-	-	-		-

Distributions	(275,000)	-	-		(275,000)

Comprehensive income (loss)
Net income (loss)	(1,698,989)	(17,162)	-	$(1,716,151)	(1,716,151)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	(4,181)	(4,181)	(4,181)

Total comprehensive income (loss)				$(1,720,332)

Partners’ capital (deficit), March 31, 1999	18,142,362	(25,276)	1,683		18,118,769

Capital contributions	-	-	-		-

Selling commissions and registration costs	-	-	-		-

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(1,330,579)	(13,440)	-	$(1,344,019)	(1,344,019)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	16,142	16,142	16,142

Total comprehensive income (loss)				$(1,327,877)

Partners’ capital (deficit), March 31, 2000	16,811,783	(38,716)	17,825		16,790,892

Capital contributions	-	-	-		-

Selling commissions and registration costs	-	-	-		-

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(856,130)	(8,648)	-	$(864,778)	(864,778)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	(16,704)	(16,704)	(16,704)

Total comprehensive income (loss)				$(881,482)

Partners’ capital (deficit), March 31, 2001	$15,955,653	$(47,364)	$1,121		$15,909,410

Series 28	Assignees	General partner	Accumulated other comprehensive income	Comprehensive income	Total

Partners’ capital (deficit), March 31, 1998	$34,737,846	$3,557	$27,496		$34,768,899

Capital contributions	-	-	-		-

Selling commissions and registration costs	(6,889)	-	-		(6,889)

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(716,967)	(7,242)	-	$(724,209)	(724,209)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	3,226	3,226	3,226

Total comprehensive income (loss)				$(720,983)

Partners’ capital (deficit), March 31, 1999	34,013,990	(3,685)	30,722		34,041,027

Capital contributions	-	-	-		-

Selling commissions and registration costs	(4,016)	-	-		(4,016)

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(2,227,354)	(22,499)	-	$(2,249,853)	(2,249,853)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	32,788	32,788	32,788

Total comprehensive income (loss)				$(2,217,065)

Partners’ capital (deficit), March 31, 2000	31,782,620	(26,184)	63,510		31,819,946

Capital contributions	-	-	-		-

Selling commissions and registration costs	-	-	-		-

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(1,931,259)	(19,508)	-	$(1,950,767)	(1,950,767)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	(59,117)	(59,117)	(59,117)

Total comprehensive income (loss)				$(2,009,884)

Partners’ capital (deficit), March 31, 2001	$29,851,361	$(45,692)	$4,393		$29,810,062

Series 29	Assignees	General partner	Accumulated other comprehensive income	Comprehensive income	Total

Partners’ capital (deficit), March 31, 1998	$33,941,732	$(2,758)	$54,512		$33,993,486

Capital contributions	-	-	-		-

Selling commissions and registration costs	(109,726)	-	-		(109,726)

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(1,400,102)	(14,142)	-	$(1,414,244)	(1,414,244)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	(28,269)	(28,269)	(28,269)

Total comprehensive income (loss)				$(1,442,513)

Partners’ capital (deficit), March 31, 1999	32,431,904	(16,900)	26,243		32,441,247

Capital contributions	-	-	-		-

Selling commissions and registration costs	(2,256)	-	-		(2,256)

Distributions	(238,040)	-	-		(238,040)

Comprehensive income (loss)
Net income (loss)	(2,471,973)	(24,969)	-	$(2,496,942)	(2,496,942)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	7,715	7,715	7,715

Total comprehensive income (loss)				$(2,489,227)

Partners’ capital (deficit), March 31, 2000	29,719,635	(41,869)	33,958		29,711,724

Capital contributions	-	-	-		-

Selling commissions and registration costs	-	-	-		-

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(2,346,282)	(23,700)	-	$(2,369,982)	(2,369,982)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	(27,873)	(27,873)	(27,873)

Total comprehensive income (loss)				$(2,397,855)

Partners’ capital (deficit), March 31, 2001	$27,373,353	$(65,569)	$6,085		$27,313,869

Series 30	Assignees	General partner	Accumulated other comprehensive income	Comprehensive income	Total

Partners’ capital (deficit), March 31, 1998	$23,106,377	$3,313	$21,940		$23,131,630

Capital contributions	-	-	-		-

Selling commissions and registration costs	(70,646)	-	-		(70,646)

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(301,822)	(3,049)	-	$(304,871)	(304,871)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	2,930	2,930	2,930

Total comprehensive income (loss)				$(301,941)

Partners’ capital (deficit), March 31, 1999	22,733,909	264	24,870		22,759,043

Capital contributions	-	-	-		-

Selling commissions and registration costs	(2,121)	-	-		(2,121)

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(1,260,563)	(12,733)	-	$(1,273,296)	(1,273,296)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	38,360	38,360	38,360

Total comprehensive income (loss)				$(1,234,936)

Partners’ capital (deficit), March 31, 2000	21,471,225	(12,469)	63,230		21,521,986

Capital contributions	-	-	-		-

Selling commissions and registration costs	-	-	-		-

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(1,270,995)	(12,838)	-	$(1,283,833)	(1,283,833)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	(58,569)	(58,569)	(58,569)

Total comprehensive income (loss)				$(1,342,402)

Partners’ capital (deficit), March 31, 2001	$20,200,230	$(25,307)	$4,661		$20,179,584

Series 31	Assignees	General partner	Accumulated other comprehensive income	Comprehensive income	Total

Partners’ capital (deficit), March 31, 1998	$37,991,231	$(697)	$66,614		$38,057,148

Capital contributions	-	-	-		-

Selling commissions and registration costs	(127,638)	-	-		(127,638)

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(458,185)	(4,628)	-	$(462,813)	(462,813)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	(48,476)	(48,476)	(48,476)

Total comprehensive income (loss)				$(511,289)

Partners’ capital (deficit), March 31, 1999	37,405,408	(5,325)	18,138		37,418,221

Capital contributions	-	-	-		-

Selling commissions and registration costs	(6,569)	-	-		(6,569)

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(3,100,247)	(31,316)	-	$(3,131,563)	(3,131,563)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	52,269	52,269	52,269

Total comprehensive income (loss)				$(3,079,294)

Partners’ capital (deficit), March 31, 2000	34,298,592	(36,641)	70,407		34,332,358

Capital contributions	-	-	-		-

Selling commissions and registration costs	-	-	-		-

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(2,949,478)	(29,792)	-	$(2,979,270)	(2,979,270)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	(60,839)	(60,839)	(60,839)

Total comprehensive income (loss)				$(3,040,109)

Partners’ capital (deficit), March 31, 2001	$31,349,114	$(66,433)	$9,568		$31,292,249

Series 32	Assignees	General partner	Accumulated other comprehensive income	Comprehensive income	Total

Partners’ capital (deficit), March 31, 1998	$10,410,524	$(212)	$26,049		$10,436,361

Capital contributions	35,069,000	-	-		35,069,000

Selling commissions and registration costs	(4,835,446)	-	-		(4,835,446)

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	267,138	2,698	-	$269,836	269,836
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	10,005	10,005	10,005

Total comprehensive income (loss)				$279,841

Partners’ capital (deficit), March 31, 1999	40,911,216	2,486	36,054		40,949,756

Capital contributions	-	-	-		-

Selling commissions and registration costs	(28,916)	-	-		(28,916)

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(1,472,904)	(14,878)	-	$(1,487,782)	(1,487,782)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	44,282	44,282	44,282

Total comprehensive income (loss)				$(1,443,500)

Partners’ capital (deficit), March 31, 2000	39,409,396	(12,392)	80,336		39,477,340

Capital contributions	-	-	-		-

Selling commissions and registration costs	-	-	-		-

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(2,793,719)	(28,219)	-	$(2,821,938)	(2,821,938)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	(70,858)	(70,858)	(70,858)

Total comprehensive income (loss)				$(2,892,796)

Partners’ capital (deficit), March 31, 2001	$36,615,677	$(40,611)	$9,478		$36,584,544

Series 33	Assignees	General partner	Accumulated other comprehensive income	Comprehensive income	Total

Partners’ capital (deficit), March 31, 1998	$-	$-	$-		$-

Capital contributions	26,362,000	-	-		26,362,000

Selling commissions and registration costs	(3,777,466)	-	-		(3,777,466)

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	192,157	1,941	-	$194,098	194,098
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	35,318	35,318	35,318

Total comprehensive income (loss)				$229,416

Partners’ capital (deficit), March 31, 1999	22,776,691	1,941	35,318		22,813,950

Capital contributions	-	-	-		-

Selling commissions and registration costs	(6,384)	-	-		(6,384)

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(698,053)	(7,051)	-	$(705,104)	(705,104)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	54,071	54,071	54,071

Total comprehensive income (loss)				$(651,033)

Partners’ capital (deficit), March 31, 2000	22,072,254	(5,110)	89,389		22,156,533

Capital contributions	-	-	-		-

Selling commissions and registration costs	-	-	-		-

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(1,370,293)	(13,841)	-	$(1,384,134)	(1,384,134)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	(77,196)	(77,196)	(77,196)

Total comprehensive income (loss)				$(1,461,330)

Partners’ capital (deficit), March 31, 2001	$20,701,961	$(18,951)	$12,193		$20,695,203

Series 34	Assignees	General partner	Accumulated other comprehensive income	Comprehensive income	Total
Partners’ capital (deficit), March 31, 1998	$-	$-	$-	$-

Capital contributions	35,273,000	-	-		35,273,000

Selling commissions and registration costs	(5,175,790)	-	-		(5,175,790)

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	39,550	399	-	$39,949	39,949
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	33,283	33,283	33,283

Total comprehensive income (loss)				$73,232

Partners’ capital (deficit), March 31, 1999	30,136,760	399	33,283		30,170,442

Capital contributions	-	-	-		-

Selling commissions and registration costs	(56,360)	-	-		(56,360)

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(692,190)	(6,992)	-	$(699,182)	(699,182)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	62,069	62,069	62,069

Total comprehensive income (loss)				$(637,113)

Partners’ capital (deficit), March 31, 2000	29,388,210	(6,593)	95,352		29,476,969

Capital contributions	-	-	-		-

Selling commissions and registration costs	-	-	-		-

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(2,400,249)	(24,245)	-	$(2,424,494)	(2,424,494)
Other comprehensive income (loss)
Unrealized gain (loss) on securitiesavailable-for-sale	-	-	(95,352)	(95,352)	(95,352)
Total comprehensive income (loss)				$(2,519,846)
Partners’ capital (deficit), March 31, 2001	$26,987,961	$(30,838)	$-		$26,957,123

Series 35	Assignees	General partner	Accumulated other comprehensive income	Comprehensive income	Total
Partners’ capital (deficit), March 31, 1998	$-	$-	$-		$-

Capital contributions	7,042,000	-	-		7,042,000

Selling commissions and registration costs	(1,127,440)	-	-		(1,127,440)

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(6,699)	(68)	-	$(6,767)	(6,767)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	1,579	1,579	1,579

Total comprehensive income (loss)				$(5,188)

Partners’ capital (deficit), March 31, 1999	5,907,861	(68)	1,579		5,909,372

Capital contributions	25,962,625	-	-		25,962,625

Selling commissions and registration costs	(3,674,194)	-	-		(3,674,194)

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(258,988)	(2,616)	-	$(261,604)	(261,604)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	75,193	75,193	75,193

Total comprehensive income (loss)				$(186,411)

Partners’ capital (deficit), March 31, 2000	27,937,304	(2,684)	76,772		28,011,392

Capital contributions	-	-	-		-

Selling commissions and registration costs	(500)	-	-		(500)

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(2,084,978)	(21,060)	-	$(2,106,038)	(2,106,038)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	(66,797)	(66,797)	(66,797)

Total comprehensive income (loss)				$(2,172,835)

Partners’ capital (deficit), March 31, 2001	$25,851,826	$(23,744)	$9,975		$25,838,057

Years ended March 31, 2001 and 2000

Series 36	Assignees	General partner	Accumulated other comprehensive income	Comprehensive income	Total
Partners’ capital (deficit), March 31, 1999	$-	$-	$-		$-

Capital contributions	21,068,375	-	-		21,068,375

Selling commissions and registration costs	(3,196,890)	-	-		(3,196,890)

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(301,741)	(3,048)	-	$(304,789)	(304,789)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	53,275	53,275	53,275

Total comprehensive income (loss)				$(251,514)

Partners’ capital (deficit), March 31, 2000	17,569,744	(3,048)	53,275		17,619,971

Capital contributions	-	-	-		-

Selling commissions and registration costs	(5,170)	-	-		(5,170)

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(686,129)	(6,931)	-	$(693,060)	(693,060)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	(53,275)	(53,275)	(53,275)

Total comprehensive income (loss)				$(746,335)

Partners’ capital (deficit), March 31, 2001	$16,878,445	$(9,979)	$-		$16,868,466

Series 36, 37 and 38 were not formed until after March 31, 1999, therefore only two years of comparative information has been included.

Series 37	Assignees	General partner	Accumulated other comprehensive income	Comprehensive income	Total
Partners’ capital (deficit), March 31, 1999	$-	$-	$-		$-

Capital contributions	25,125,000	-	-		25,125,000

Selling commissions and registration costs	(3,449,825)	-	-		(3,449,825)

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(52,981)	(535)	-	$(53,516)	(53,516)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	123,888	123,888	123,888

Total comprehensive income (loss)				$70,372

Partners’ capital (deficit), March 31, 2000	21,622,194	(535)	123,888		21,745,547

Capital contributions	-	-	-		-

Selling commissions and registration costs	(18,876)	-	-		(18,876)

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(312,704)	(3,159)	-	$(315,863)	(315,863)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	(118,506)	(118,506)	(118,506)

Total comprehensive income (loss)				$(434,369)

Partners’ capital (deficit), March 31, 2001	$21,290,614	$(3,694)	$5,382		$21,292,302

Series 38	Assignees	General partner	Accumulated other comprehensive income	Comprehensive income	Total
Partners’ capital (deficit), March 31, 1999	$-	$-	$-		$-

Capital contributions	4,463,000	-	-		4,463,000

Selling commissions and registration costs	(876,470)	-	-		(876,470)

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(80,877)	(817)	-	$(81,694)	(81,694)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	-	-	-

Total comprehensive income (loss)				$(81,694)

Partners’ capital (deficit), March 31, 2000	3,505,653	(817)	-		3,504,836

Capital contributions	20,968,000	-	-		20,968,000

Selling commissions and registration costs	(2,826,076)	-	-		(2,826,076)

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(144,513)	(1,460)	-	$(145,973)	(145,973)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	4,237	4,237	4,237

Total comprehensive income (loss)				$(141,736)

Partners’ capital (deficit), March 31, 2001	$21,503,064	$(2,277)	$4,237		$21,505,024

Series 39	Assignees	General partner	Accumulated other comprehensive income	Comprehensive income	Total
Partners’ capital (deficit), March 31, 2000	$-	$-	$-		$-

Capital contributions	22,921,000	-	-		22,921,000

Selling commissions and registration costs	(3,263,410)	-	-		(3,263,410)

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(141,409)	(1,428)	-	$(142,837)	(142,837)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	13,246	13,246	13,246
Total comprehensive income (loss)				$(129,591)
Partners’ capital (deficit), March 31, 2001	$19,516,181	$(1,428)	$13,246		$19,527,999

Series 39 and 40 were not formed until after March 31, 2000, therefore no comparative information has been included.

Series 40	Assignees	General partner	Accumulated other comprehensive income	Comprehensive income	Total
Partners’ capital (deficit), March 31, 2000	$-	$-	$-		$-

Capital contributions	3,376,000	-	-		3,376,000

Selling commissions and registration costs	(738,551)	-	-		(738,551)

Distributions	-	-	-		-

Comprehensive income (loss)
Net income (loss)	(110,349)	(1,115)	-	$(111,464)	(111,464)
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale	-	-	-	-	-
Total comprehensive income (loss)				$(111,464)
Partners’ capital (deficit), March 31, 2001	$2,527,100	$(1,115)	$-		$2,525,985

See notes to financial statements

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

	Total
	Year ended March 31, 2001	Year ended March 31, 2000	Year ended March 31, 1999
Cash flows from operating activities
Net income (loss)	$(31,651,959)	$(26,656,548)	$(17,477,354)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) losses from operating limited partnerships	27,258,366	22,255,032	16,178,884
Distributions received from operating limited partnerships	94,023	122,781	74,152
Cumulative effect of a change in accounting principle	-	623,193	-
Amortization	520,593	505,485	200,643
Organization costs	-	-	(220,394)
Changes in assets and liabilities
Other assets	(1,338,459)	2,738,419	(469,521)
Accounts payable and accrued expenses	(275,327)	329,044	(387,489)
Accounts payable - affiliates	1,587,362	1,841,077	1,866,990
Net cash provided by (used in) operating activities	(3,805,401)	1,758,483	(234,089)

Cash flows from investing activities
Acquisition costs paid for operating limited partnerships	(5,336,815)	(8,703,362)	(11,333,915)
Capital contributions paid to operating limited partnerships	(49,544,266)	(61,037,600)	(67,552,049)
Deposits for purchases of operating limited partnerships	(1,530,054)	(10,720)	-
(Advances to) repayments from operating limited partnerships	105,466	(11,091,302)	(16,827,418)
Purchase of investments (net of proceeds from sales and maturities of investments)	24,661,281	15,334,560	22,153,804
Net cash provided by (used in) investing activities	(31,644,388)	(65,508,424)	(73,559,578)

Cash flows from financing activities
Capital contributions received	47,265,000	75,851,000	103,746,000
Selling commissions and registration costs paid	(6,852,583)	(11,307,246)	(14,918,086)
Distributions paid	-	(238,040)	(275,000)
Proceeds from (repayment of) line of credit	1,149,199	776,349	(4,800,000)
Net cash provided by (used in) financing activities	41,561,616	65,082,063	83,752,914

NET INCREASE (DECREASE) INCASH AND CASH EQUIVALENTS	6,111,827	1,332,122	9,959,247

Cash and cash equivalents, beginning	15,484,389	14,152,267	4,193,020

Cash and cash equivalents, ending	$21,596,216	$15,484,389	$14,152,267

	Total
	Year ended March 31, 2001	Year ended March 31, 2000	Year ended March 31, 1999
Supplemental schedule of noncash investing and financing activities

The fund has increased its investments in operating limited partnerships for unpaid capital contributions due to the operating limited partnerships	$46,777,452	$59,623,468	$97,716,105

The fund has decreased its investment and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated	$537,038	$2,353,194	$1,070,100

The fund has recorded capital contributions (syndication proceeds) being held and subsequently released by the escrow agent	$-	$768,000	$-

The fund has applied notes receivable and advances to its capital contribution obligation in operating limited partnerships	$8,171,871	$16,095,331	$24,841,626

The fund has decreased its investments in operating limited partnerships for unpaid capital contributions due to the operating limited partnershipsdisposed of during the year	$-	$-	$1,700,745

The fund has increased its deferred acquisition costs for operating limited partnerships disposed of during the year	$-	$-	$244,628

The fund has decreased its investments and recorded a receivable for tax credits not generated by the operating limited partnerships	$220,514	$256,072	$448,332

The fund has increased selling commissions and registration costs for amounts payable	$-	$-	$312,955

Series 36, 37 and 38 were not formed until after March 31, 1999, therefore only two years of comparative information has been included. Series 39 and 40 were not formed until after March 31, 2000, therefore no comparative information has been included.

	Series 20
	Year ended March 31, 2001	Year ended March 31, 2000	Year ended March 31, 1999
Cash flows from operating activities
Net income (loss)	$(2,366,381)	$(2,401,326)	$(2,811,432)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) losses from operating limited partnerships	1,998,506	2,039,505	2,359,812
Distributions received from operating limited partnerships	15,172	25,171	5,283
Cumulative effect of a change in accounting principle	-	10,607	-
Amortization	3,572	3,572	23,284
Organization costs	-	-	-
Changes in assets and liabilities
Other assets	(182,806)	98,409	188,042
Accounts payable and accrued expenses	-	-	-
Accounts payable - affiliates	398,549	379,248	379,248
Net cash provided by (used in) operating activities	(133,388)	155,186	144,237

Cash flows from investing activities
Acquisition costs paid for operating limited partnerships	-	-	-
Capital contributions paid to operating limited partnerships	-	-	(97,459)
Deposits for purchases of operating limited partnerships	-	-	-
(Advances to) repayments from operating limited partnerships	-	(65,749)	(395,447)
Purchase of investments (net of proceeds from sales and maturities of investments)	-	-	373,276
Net cash provided by (used in) investing activities	-	(65,749)	(119,630)

Cash flows from financing activities
Capital contributions received	-	-	-
Selling commissions and registration costs paid	-	-	-
Distributions paid	-	-	-
Proceeds from (repayment of) line of credit	-	-	-
Net cash provided by (used in) financing activities	-	-	-

NET INCREASE (DECREASE) INCASH AND CASH EQUIVALENTS	(133,388)	89,437	24,607

Cash and cash equivalents, beginning	312,723	223,286	198,679

Cash and cash equivalents, ending	$179,335	$312,723	$223,286

	Series 20
	Year ended March 31, 2001	Year ended March 31, 2000	Year ended March 31, 1999
Supplemental schedule of noncash investing and financing activities

The fund has increased its investments in operating limited partnerships for unpaid capital contributions due to the operating limited partnerships	$-	$-	$31,153

The fund has decreased its investment and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated	$-	$-	$2,662

The fund has recorded capital contributions (syndication proceeds) being held and subsequently released by the escrow agent	$-	$-	$-

The fund has applied notes receivable and advances to its capital contribution obligation in operating limited partnerships	$-	$-	$67,702

The fund has decreased its investments in operating limited partnerships for unpaid capital contributions due to the operating limited partnerships disposed of during the year	$-	$-	$-

The fund has increased its deferred acquisition costs for operating limited partnerships disposed of during the year	$-	$-	$-

The fund has decreased its investments and recorded a receivable for tax credits not generated by the operating limited partnerships	$-	$778	$153,054

The fund has increased selling commissions and registration costs for amounts payable	$-	$-	$-

	Series 21
	Year ended March 31, 2001	Year ended March 31, 2000	Year ended March 31, 1999
Cash flows from operating activities
Net income (loss)	$(1,087,400)	$(1,393,343)	$(1,653,386)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) losses from operating limited partnerships	885,755	1,224,831	1,440,087
Distributions received from operating limited partnerships	437	3,941	(6,582)
Cumulative effect of a change in accounting principle	-	-	-
Amortization	1,954	1,954	12,523
Organization costs	-	-	-
Changes in assets and liabilities
Other assets	(818)	1,365	2,672
Accounts payable and accrued expenses	-	-	-
Accounts payable - affiliates	(174,160)	25,840	25,840
Net cash provided by (used in) operating activities	(374,232)	(135,412)	(178,846)

Cash flows from investing activities
Acquisition costs paid for operating limited partnerships	-	-	-
Capital contributions paid to operating limited partnerships	-	-	(30,147)
Deposits for purchases of operating limited partnerships	-	-	-
(Advances to) repayments from operating limited partnerships	-	-	-
Purchase of investments (net of proceeds from sales and maturities of investments)	337,233	203,494	242,109
Net cash provided by (used in) investing activities	337,233	203,494	211,962

Cash flows from financing activities
Capital contributions received	-	-	-
Selling commissions and registration costs paid	-	-	-
Distributions paid	-	-	-
Proceeds from (repayment of) line of credit	-	-	-
Net cash provided by (used in) financing activities	-	-	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(36,999)	68,082	33,116

Cash and cash equivalents, beginning	272,223	204,141	171,025

Cash and cash equivalents, ending	$235,224	$272,223	$204,141

Series 21
	Year ended March 31, 2001	Year ended March 31, 2000	Year ended March 31, 1999
Supplemental schedule of noncash investing and financing activities

The fund has increased its investments in operating limited partnerships for unpaid capital contributions due to the operating limited partnerships	$-	$-	$-

The fund has decreased its investment and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated	$-	$25,505	$120,786

The fund has recorded capital contributions (syndication proceeds) being held and subsequently released by the escrow agent	$-	$-	$-

The fund has applied notes receivable and advances to its capital contribution obligation in operating limited partnerships	$-	$-	$-

The fund has decreased its investments in operating limited partnerships for unpaid capital contributions due to the operating limited partnerships disposed of during the year	$-	$-	$-

The fund has increased its deferred acquisition costs for operating limited partnerships disposed of during the year	$-	$-	$-

The fund has decreased its investments and recorded a receivable for tax credits not generated by the operating limited partnerships	$59,725	$76,316	$21,620

The fund has increased selling commissions and registration costs for amounts payable	$-	$-	$-

	Series 22
	Year ended March 31, 2001	Year ended March 31, 2000	Year ended March 31, 1999
Cash flows from operating activities
Net income (loss)	$(1,484,651)	$(1,495,871)	$(1,658,012)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) losses from operating limited partnerships	1,225,393	1,211,051	1,371,100
Distributions received from operating limited partnerships	3,912	3,768	47,722
Cumulative effect of a change in accounting principle	-	9,694	-
Amortization	6,140	6,140	12,538
Organization costs	-	-	-
Changes in assets and liabilities
Other assets	(450)	457	1,050
Accounts payable and accrued expenses	-	-	-
Accounts payable - affiliates	154,594	254,590	254,590
Net cash provided by (used in) operating activities	(95,062)	(10,171)	28,988

Cash flows from investing activities
Acquisition costs paid for operating limited partnerships	-	-	(1,483)
Capital contributions paid to operating limited partnerships	-	(18,190)	(238,491)
Deposits for purchases of operating limited partnerships	-	-	-
(Advances to) repayments from operating limited partnerships	-	11,705	317,065
Purchase of investments (net of proceeds from sales and maturities of investments)	175,429	(31,023)	113,994
Net cash provided by (used in) investing activities	175,429	(37,508)	191,085

Cash flows from financing activities
Capital contributions received	-	-	-
Selling commissions and registration costs paid	-	-	-
Distributions paid	-	-	-
Proceeds from (repayment of) line of credit	-	-	-

Net cash provided by (used in) financing activities	-	-	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	80,367	(47,679)	220,073

Cash and cash equivalents, beginning	271,654	319,333	99,260

Cash and cash equivalents, ending	$352,021	$271,654	$319,333

Series 22
	Year ended March 31, 2001	Year ended March 31, 2000	Year ended March 31, 1999
Supplemental schedule of noncash investing and financing activities

The fund has increased its investments in operating limited partnerships for unpaid capital contributions due to the operating limited partnerships	$-	$-	$240,900

The fund has decreased its investment and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated	$-	$-	$-

The fund has recorded capital contributions (syndication proceeds) being held and subsequently released by the escrow agent	$-	$-	$-

The fund has applied notes receivable and advances to its capital contribution obligation in operating limited partnerships	$-	$-	$1,288,063

The fund has decreased its investments in operating limited partnerships for unpaid capital contributions due to the operating limited partnerships disposed of during the year	$-	$-	$-

The fund has increased its deferred acquisition costs for operating limited partnerships disposed of during the year	$-	$-	$-

The fund has decreased its investments and recorded a receivable for tax credits not generated by the operating limited partnerships	$-	$-	$-

The fund has increased selling commissions and registration costs for amounts payable	$-	$-	$-

	Series 23
	Year ended March 31, 2001	Year ended March 31, 2000	Year ended March 31, 1999
Cash flows from operating activities
Net income (loss)	$(1,380,939)	$(1,684,657)	$(1,860,174)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) losses from operating limited partnerships	1,137,319	1,416,388	1,587,640
Distributions received from operating limited partnerships	315	333	3,178
Cumulative effect of a change in accounting principle	-	16,933	-
Amortization	7,688	6,246	13,072
Organization costs	-	-	-
Changes in assets and liabilities
Other assets	-	12,062	83,862
Accounts payable and accrued expenses	-	-	-
Accounts payable - affiliates	190,267	115,264	115,264
Net cash provided by (used in) operating activities	(45,350)	(117,431)	(57,158)

Cash flows from investing activities
Acquisition costs paid for operating limited partnerships	-	-	(5,072)
Capital contributions paid to operating limited partnerships	-	(304,148)	(370,254)
Deposits for purchases of operating limited partnerships	-	-	-
(Advances to) repayments from operating limited partnerships	-	150,000	385,000
Purchase of investments (net of proceeds from sales and maturities of investments)	-	-	582,680
Net cash provided by (used in) investing activities	-	(154,148)	592,354

Cash flows from financing activities
Capital contributions received	-	-	-
Selling commissions and registration costs paid	-	-	-
Distributions paid	-	-	-
Proceeds from (repayment of) line of credit	-	-	-
Net cash provided by (used in) financing activities	-	-	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(45,350)	(271,579)	535,196

Cash and cash equivalents, beginning	339,179	610,758	75,562

Cash and cash equivalents, ending	$293,829	$339,179	$610,758

Series 23
	Year ended March 31, 2001	Year ended March 31, 2000	Year ended March 31, 1999
Supplemental schedule of noncash investing and financing activities

The fund has increased its investments in operating limited partnerships for unpaid capital contributions due to the operating limited partnerships	$-	$-	$-

The fund has decreased its investment and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated	$-	$(7,247)	$-

The fund has recorded capital contributions (syndication proceeds) being held and subsequently released by the escrow agent	$-	$-	$-

The fund has applied notes receivable and advances to its capital contribution obligation in operating limited partnerships	$-	$-	$1,581,038

The fund has decreased its investments in operating limited partnerships for unpaid capital contributions due to the operating limited partnerships disposed of during the year	$-	$-	$-

The fund has increased its deferred acquisition costs for operating limited partnerships disposed of during the year	$-	$-	$-

The fund has decreased its investments and recorded a receivable for tax credits not generated by the operating limited partnerships	$-	$-	$-

The fund has increased selling commissions and registration costs for amounts payable	$-	$-	$-

	Series 24
	Year ended March 31, 2001	Year ended March 31, 2000	Year ended March 31, 1999
Cash flows from operating activities
Net income (loss)	$(1,777,302)	$(1,620,752)	$(1,723,705)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) losses from operating limited partnerships	1,528,706	1,388,143	1,475,502
Distributions received from operating limited partnerships	4,634	31,968	2,222
Cumulative effect of a change in accounting principle	-	19,470	-
Amortization	10,205	10,204	12,980
Organization costs	-	-	-
Changes in assets and liabilities
Other assets	(33,903)	304	100,464
Accounts payable and accrued expenses	-	-	(27,000)
Accounts payable - affiliates	233,352	233,352	233,148
Net cash provided by (used in) operating activities	(34,308)	62,689	73,611

Cash flows from investing activities
Acquisition costs paid for operating limited partnerships	-	(23)	(3,912)
Capital contributions paid to operating limited partnerships	-	(16,242)	(306,593)
Deposits for purchases of operating limited partnerships	-	-	-
(Advances to) repayments from operating limited partnerships	-	13,199	255,061
Purchase of investments (net of proceeds from sales and maturities of investments)	101,756	(69,334)	11,364
Net cash provided by (used in) investing activities	101,756	(72,400)	(44,080)

Cash flows from financing activities
Capital contributions received	-	-	-
Selling commissions and registration costs paid	-	-	-
Distributions paid	-	-	-
Proceeds from (repayment of) line of credit	-	-	-
Net cash provided by (used in) financing activities	-	-	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	67,448	(9,711)	29,531

Cash and cash equivalents, beginning	294,853	304,564	275,033

Cash and cash equivalents, ending	$362,301	$294,853	$304,564

	Series 24
	Year ended March 31, 2001	Year ended March 31, 2000	Year ended March 31, 1999
Supplemental schedule of noncash investing and financing activities

The fund has increased its investments in operating limited partnerships for unpaid capital contributions due to the operating limited partnerships	$-	$-	$41,233

The fund has decreased its investment and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated	$45,141	$10,149	$-

The fund has recorded capital contributions (syndication proceeds) being held and subsequently released by the escrow agent	$-	$-	$-

The fund has applied notes receivable and advances to its capital contribution obligation in operating limited partnerships	$-	$-	$31,250

The fund has decreased its investments in operating limited partnerships for unpaid capital contributions due to the operating limited partnerships disposed of during the year	$-	$-	$-

The fund has increased its deferred acquisition costs for operating limited partnerships disposed of during the year	$-	$-	$-

The fund has decreased its investments and recorded a receivable for tax credits not generated by the operating limited partnerships	$-	$-	$12,582

The fund has increased selling commissions and registration costs for amounts payable	$-	$-	$-

	Series 25
	Year ended March 31, 2001	Year ended March 31, 2000	Year ended March 31, 1999
Cash flows from operating activities
Net income (loss)	$(1,540,858)	$(2,186,989)	$(1,926,105)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) losses from operating limited partnerships	1,297,955	1,926,540	1,653,302
Distributions received from operating limited partnerships	6,251	12,390	144
Cumulative effect of a change in accounting principle	-	18,354	-
Amortization	15,218	15,218	10,488
Organization costs	-	-	-
Changes in assets and liabilities
Other assets	(30,629)	879	103,056
Accounts payable and accrued expenses	-	-	-
Accounts payable - affiliates	172,676	272,676	272,676
Net cash provided by (used in) operating activities	(79,387)	59,068	113,561

Cash flows from investing activities
Acquisition costs paid for operating limited partnerships	-	(23)	(2,477)
Capital contributions paid to operating limited partnerships	(352,859)	(158,340)	(298,607)
Deposits for purchases of operating limited partnerships	-	-	-
(Advances to) repayments from operating limited partnerships	-	26,414	203,620
Purchase of investments (net of proceeds from sales and maturities of investments)	399,597	(60,287)	469,924
Net cash provided by (used in) investing activities	46,738	(192,236)	372,460

Cash flows from financing activities
Capital contributions received	-	-	-
Selling commissions and registration costs paid	-	-	-
Distributions paid	-	-	-
Proceeds from (repayment of) line of credit	-	-	-
Net cash provided by (used in) financing activities	-	-	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(32,649)	(133,168)	486,021

Cash and cash equivalents, beginning	526,832	660,000	173,979

Cash and cash equivalents, ending	$494,183	$526,832	$660,000

	Series 25
	Year ended March 31, 2001	Year ended March 31, 2000	Year ended March 31, 1999
Supplemental schedule of noncash investing and financing activities

The fund has increased its investments in operating limited partnerships for unpaid capital contributions due to the operating limited partnerships	$-	$-	$-

The fund has decreased its investment and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated	$79,685	$29,447	$47,737

The fund has recorded capital contributions (syndication proceeds) being held and subsequently released by the escrow agent	$-	$-	$-

The fund has applied notes receivable and advances to its capital contribution obligation in operating limited partnerships	$-	$-	$346,200

The fund has decreased its investments in operating limited partnerships for unpaid capital contributions due to the operating limited partnerships disposed of during the year	$-	$-	$-

The fund has increased its deferred acquisition costs for operating limited partnerships disposed of during the year	$-	$-	$-

The fund has decreased its investments and recorded a receivable for tax credits not generated by the operating limited partnerships	$-	$-	$58,226

The fund has increased selling commissions and registration costs for amounts payable	$-	$-	$-

	Series 26
	Year ended March 31, 2001	Year ended March 31, 2000	Year ended March 31, 1999
Cash flows from operating activities
Net income (loss)	$(2,419,997)	$(1,784,266)	$(1,719,368)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) losses from operating limited partnerships	2,038,026	1,312,467	1,448,218
Distributions received from operating limited partnerships	22,612	15,446	13,696
Cumulative effect of a change in accounting principle	-	42,595	-
Amortization	17,650	17,362	18,931
Organization costs	-	-	-
Changes in assets and liabilities
Other assets	49	210,030	36,282
Accounts payable and accrued expenses	-	-	8
Accounts payable - affiliates	437,580	424,820	249,284
Net cash provided by (used in) operating activities	95,920	238,454	47,051

Cash flows from investing activities
Acquisition costs paid for operating limited partnerships	-	(2,439)	(61,180)
Capital contributions paid to operating limited partnerships	(180,117)	(1,785,708)	(1,946,670)
Deposits for purchases of operating limited partnerships	-	-	-
(Advances to) repayments from operating limited partnerships	-	67,574	(2,866,412)
Purchase of investments (net of proceeds from sales and maturities of investments)	217,461	497,163	5,911,913
Net cash provided by (used in) investing activities	37,344	(1,223,410)	1,037,651

Cash flows from financing activities
Capital contributions received	-	-	-
Selling commissions and registration costs paid	-	(3,245)	-
Distributions paid	-	-	-
Proceeds from (repayment of) line of credit	-	-	-
Net cash provided by (used in) financing activities	-	(3,245)	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	133,264	(988,201)	1,084,702

Cash and cash equivalents, beginning	201,802	1,190,003	105,301

Cash and cash equivalents, ending	$335,066	$201,802	$1,190,003

	Series 26
	Year ended March 31, 2001	Year ended March 31, 2000	Year ended March 31, 1999
Supplemental schedule of noncash investing and financing activities

The fund has increased its investments in operating limited partnerships for unpaid capital contributions due to the operating limited partnerships	$-	$17,593	$1,617,313

The fund has decreased its investment and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated	$-	$60,509	$-

The fund has recorded capital contributions (syndication proceeds) being held and subsequently released by the escrow agent	$-	$-	$-

The fund has applied notes receivable and advances to its capital contribution obligation in operating limited partnerships	$329,618	$1,131,871	$3,453,918

The fund has decreased its investments in operating limited partnerships for unpaid capital contributions due to the operating limited partnerships disposed of during the year	$-	$-	$-

The fund has increased its deferred acquisition costs for operating limited partnerships disposed of during the year	$-	$-	$-

The fund has decreased its investments and recorded a receivable for tax credits not generated by the operating limited partnerships	$-	$2,643	$133,565

The fund has increased selling commissions and registration costs for amounts payable	$-	$-	$-

	Series 27
	Year ended March 31, 2001	Year ended March 31, 2000	Year ended March 31, 1999
Cash flows from operating activities
Net income (loss)	$(864,778)	$(1,344,019)	$(1,716,151)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) losses from operating limited partnerships	595,643	971,679	1,421,601
Distributions received from operating limited partnerships	5,862	3,580	4,649
Cumulative effect of a change in accounting principle	-	38,806	-
Amortization	15,655	14,946	15,522
Organization costs	-	-	-
Changes in assets and liabilities
Other assets	247,993	95	43,951
Accounts payable and accrued expenses	-	-	-
Accounts payable - affiliates	215,205	313,757	305,410
Net cash provided by (used in) operating activities	215,580	(1,156)	74,982

Cash flows from investing activities
Acquisition costs paid for operating limited partnerships	-	(8,714)	(34,189)
Capital contributions paid to operating limited partnerships	(249,384)	(818,359)	(1,198,896)
Deposits for purchases of operating limited partnerships	-	(10,720)	-
(Advances to) repayments from operating limited partnerships	99,549	171,100	(16,832)
Purchase of investments (net of proceeds from sales and maturities of investments)	331,546	(410,231)	2,519,784
Net cash provided by (used in) investing activities	181,711	(1,076,924)	1,269,867

Cash flows from financing activities
Capital contributions received	-	-	-
Selling commissions and registration costs paid	-	-	-
Distributions paid	-	-	(275,000)
Proceeds from (repayment of) line of credit	-	-	-
Net cash provided by (used in) financing activities	-	-	(275,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	397,291	(1,078,080)	1,069,849

Cash and cash equivalents, beginning	250,061	1,328,141	258,292

Cash and cash equivalents, ending	$647,352	$250,061	$1,328,141

	Series 27
	Year ended March 31, 2001	Year ended March 31, 2000	Year ended March 31, 1999
Supplemental schedule of noncash investing and financing activities

The fund has increased its investments in operating limited partnerships for unpaid capital contributions due to the operating limited partnerships	$-	$725,675	$626,742

The fund has decreased its investment and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated	$38,328	$322,787	$383,266

The fund has recorded capital contributions (syndication proceeds) being held and subsequently released by the escrow agent	$-	$-	$-

The fund has applied notes receivable and advances to its capital contribution obligation in operating limited partnerships	$537,000	$166,780	$922,984

The fund has decreased its investments in operating limited partnerships for unpaid capital contributions due to the operating limited partnerships disposed of during the year	$-	$-	$-

The fund has increased its deferred acquisition costs for operating limited partnerships disposed of during the year	$-	$-	$-

The fund has decreased its investments and recorded a receivable for tax credits not generated by the operating limited partnerships	$65,183	$31,396	$69,285

The fund has increased selling commissions and registration costs for amounts payable	$-	$-	$-

	Series 28
	Year ended March 31, 2001	Year ended March 31, 2000	Year ended March 31, 1999
Cash flows from operating activities
Net income (loss)	$(1,950,767)	$(2,249,853)	$(724,209)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) losses from operating limited partnerships	1,714,275	1,993,839	793,965
Distributions received from operating limited partnerships	2,643	12,595	3,840
Cumulative effect of a change in accounting principle	-	55,896	-
Amortization	3,300	3,300	20,326
Organization costs	-	-	-
Changes in assets and liabilities
Other assets	(3,056)	7,457	77,034
Accounts payable and accrued expenses	(104)	-	-
Accounts payable - affiliates	-	(256,044)	251,467
Net cash provided by (used in) operating activities	(233,709)	(432,810)	422,423

Cash flows from investing activities
Acquisition costs paid for operating limited partnerships	-	(20,670)	(139,560)
Capital contributions paid to operating limited partnerships	(1,718,582)	(1,195,033)	(4,170,336)
Deposits for purchases of operating limited partnerships	-	-	-
(Advances to) repayments from operating limited partnerships	1,477,458	-	(4,128,292)
Purchase of investments (net of proceeds from sales and maturities of investments)	495,591	2,179,331	8,108,839
Net cash provided by (used in) investing activities	254,467	963,628	(329,349)

Cash flows from financing activities
Capital contributions received	-	-	-
Selling commissions and registration costs paid	-	(4,016)	(6,889)
Distributions paid	-	-	-
Proceeds from (repayment of) line of credit	-	-	-
Net cash provided by (used in) financing activities	-	(4,016)	(6,889)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,758	526,802	86,185

Cash and cash equivalents, beginning	1,096,622	569,820	483,635

Cash and cash equivalents, ending	$1,117,380	$1,096,622	$569,820

	Series 28
	Year ended March 31, 2001	Year ended March 31, 2000	Year ended March 31, 1999
Supplemental schedule of noncash investing and financing activities

The fund has increased its investments in operating limited partnerships for unpaid capital contributions due to the operating limited partnerships	$-	$20,750	$6,002,495

The fund has decreased its investment and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated	$21,136	$584,409	$62,796

The fund has recorded capital contributions (syndication proceeds) being held and subsequently released by the escrow agent	$-	$-	$-

The fund has applied notes receivable and advances to its capital contribution obligation in operating limited partnerships	$-	$197,726	$2,813,682

The fund has decreased its investments in operating limited partnerships for unpaid capital contributions due to the operating limited partnerships disposed of during the year	$-	$-	$1,700,745

The fund has increased its deferred acquisition costs for operating limited partnerships disposed of during the year	$-	$-	$244,628

The fund has decreased its investments and recorded a receivable for tax credits not generated by the operating limited partnerships	$-	$2,595	$-

The fund has increased selling commissions and registration costs for amounts payable	$-	$-	$-

	Series 29
	Year ended March 31, 2001	Year ended March 31, 2000	Year ended March 31, 1999
Cash flows from operating activities
Net income (loss)	$(2,369,982)	$(2,496,942)	$(1,414,244)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) losses from operating limited partnerships	2,074,428	2,192,069	1,418,793
Distributions received from operating limited partnerships	1,050	6,399	-
Cumulative effect of a change in accounting principle	-	49,448	-
Amortization	3,277	3,206	15,215
Organization costs	-	-	-
Changes in assets and liabilities

Other assets	17,223	8,778	80,788
Accounts payable and accrued expenses	-	-	-
Accounts payable - affiliates	(36)	(6,475)	(50,192)

Net cash provided by (used in) operating activities	(274,040)	(243,517)	50,360

Cash flows from investing activities
Acquisition costs paid for operating limited partnerships	(1,615)	(75,659)	(146,869)
Capital contributions paid to operating limited partnerships	(1,419,352)	(3,670,379)	(7,473,413)
Deposits for purchases of operating limited partnerships	-	-	-
(Advances to) repayments from operating limited partnerships	814,943	-	151,750
Purchase of investments (net of proceeds from sales and maturities of investments)	1,367,980	3,551,126	8,288,571

Net cash provided by (used in) investing activities	761,956	(194,912)	820,039

Cash flows from financing activities
Capital contributions received	-	-	-
Selling commissions and registration costs paid	-	(2,256)	(109,726)
Distributions paid	-	(238,040)	-
Proceeds from (repayment of) line of credit	-	-	-

Net cash provided by (used in) financing activities	-	(240,296)	(109,726)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	487,916	(678,725)	760,673

Cash and cash equivalents, beginning	387,679	1,066,404	305,731

Cash and cash equivalents, ending	$875,595	$387,679	$1,066,404

	Series 29
	Year ended March 31, 2001	Year ended March 31, 2000	Year ended March 31, 1999
Supplemental schedule of noncash investing and financing activities

The fund has increased its investments in operating limited partnerships for unpaid capital contributions due to the operating limited partnerships	$-	$7,260	$6,908,381

The fund has decreased its investment and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated	$45,585	$76,085	$193,830

The fund has recorded capital contributions (syndication proceeds) being held and subsequently released by the escrow agent	$-	$-	$-

The fund has applied notes receivable and advances to its capital contribution obligation in operating limited partnerships	$-	$-	$2,771,170

The fund has decreased its investments in operating limited partnerships for unpaid capital contributions due to the operating limited partnerships disposed of during the year	$-	$-	$-

The fund has increased its deferred acquisition costs for operating limited partnerships disposed of during the year	$-	$-	$-

The fund has decreased its investments and recorded a receivable for tax credits not generated by the operating limited partnerships	$-	$573	$-

The fund has increased selling commissions and registration costs for amounts payable	$-	$-	$-

	Series 30
	Year ended March 31, 2001	Year ended March 31, 2000	Year ended March 31, 1999
Cash flows from operating activities
Net income (loss)	$(1,283,833)	$(1,273,296)	$(304,871)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) losses from operating limited partnerships	1,177,274	1,074,429	432,433
Distributions received from operating limited partnerships	11,818	6,748	-
Cumulative effect of a change in accounting principle	-	48,501	-
Amortization	21,209	21,139	13,857
Organization costs	-	-	-
Changes in assets and liabilities

Other assets	1,718	48,083	120,418
Accounts payable and accrued expenses	-	-	-
Accounts payable - affiliates	(7,524)	1,328	5,194

Net cash provided by (used in) operating activities	(79,338)	(73,068)	267,031

Cash flows from investing activities
Acquisition costs paid for operating limited partnerships	(1,468)	(72,071)	(162,985)
Capital contributions paid to operating limited partnerships	(1,114,708)	(5,294,251)	(4,549,243)
Deposits for purchases of operating limited partnerships	-	-	-
(Advances to) repayments from operating limited partnerships	(405,743)	1,329,758	(835,055)
Purchase of investments (net of proceeds from sales and maturities of investments)	1,933,137	3,175,938	5,527,523

Net cash provided by (used in) investing activities	411,218	(860,626)	(19,760)

Cash flows from financing activities
Capital contributions received	-	-	-
Selling commissions and registration costs paid	-	(2,121)	(70,646)
Distributions paid	-	-	-
Proceeds from (repayment of) line of credit	-	-	-

Net cash provided by (used in) financing activities	-	(2,121)	(70,646)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	331,880	(935,815)	176,625

Cash and cash equivalents, beginning	403,328	1,339,143	1,162,518

Cash and cash equivalents, ending	$735,208	$403,328	$1,339,143

	Series 30
	Year ended March 31, 2001	Year ended March 31, 2000	Year ended March 31, 1999
Supplemental schedule of noncash investing and financing activities

The fund has increased its investments in operating limited partnerships for unpaid capital contributions due to the operating limited partnerships	$-	$2,926,590	$3,743,360

The fund has decreased its investment and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated	$-	$80,385	$40,128

The fund has recorded capital contributions (syndication proceeds) being held and subsequently released by the escrow agent	$-	$-	$-

The fund has applied notes receivable and advances to its capital contribution obligation in operating limited partnerships	$343,443	$237,590	$3,686,890

The fund has decreased its investments in operating limited partnerships for unpaid capital contributions due to the operating limited partnerships disposed of during the year	$-	$-	$-

The fund has increased its deferred acquisition costs for operating limited partnerships disposed of during the year	$-	$-	$-

The fund has decreased its investments and recorded a receivable for tax credits not generated by the operating limited partnerships	$-	$7,050	$-

The fund has increased selling commissions and registration costs for amounts payable	$-	$-	$-

	Series 31
	Year ended March 31, 2001	Year ended March 31, 2000	Year ended March 31, 1999
Cash flows from operating activities
Net income (loss)	$(2,979,270)	$(3,131,563)	$(462,813)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) losses from operating limited partnerships	2,698,823	2,795,630	1,020,163
Distributions received from operating limited partnerships	1,754	442	-
Cumulative effect of a change in accounting principle	-	51,385	-
Amortization	-	-	13,702
Organization costs	-	-	-
Changes in assets and liabilities

Other assets	144,220	77,199	(203,125)
Accounts payable and accrued expenses	(2,975)	1,315	(25,699)
Accounts payable – affiliates	(26,655)	25,265	(415,947)

Net cash provided by (used in) operating activities	(164,103)	(180,327)	(73,719)

Cash flows from investing activities
Acquisition costs paid for operating limited partnerships	(39,059)	(34,826)	(183,186)
Capital contributions paid to operating limited partnerships	(1,954,972)	(2,756,542)	(9,130,091)
Deposits for purchases of operating limited partnerships	-	-	-
(Advances to) repayments from operating limited partnerships	(200,000)	292,233	874,882
Purchase of investments (net of proceeds from sales and maturities of investments)	2,026,895	2,841,554	9,122,973

Net cash provided by (used in) investing activities	(167,136)	342,419	684,578

Cash flows from financing activities
Capital contributions received	-	-	-
Selling commissions and registration costs paid	-	(6,569)	(127,638)
Distributions paid	-	-	-
Proceeds from (repayment of) line of credit	-	-	-

Net cash provided by (used in) financing activities	-	(6,569)	(127,638)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(331,239)	155,523	483,221

Cash and cash equivalents, beginning	1,449,979	1,294,456	811,235

Cash and cash equivalents, ending	$1,118,740	$1,449,979	$1,294,456

	Series 31
	Year ended March 31, 2001	Year ended March 31, 2000	Year ended March 31, 1999
Supplemental schedule of noncash investing and financing activities

The fund has increased its investments in operating limited partnerships for unpaid capital contributions due to the operating limited partnerships	$91,419	$209,118	$6,840,579

The fund has decreased its investment and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated	$107,199	$490,020	$193,736

The fund has recorded capital contributions (syndication proceeds) being held and subsequently released by the escrow agent	$-	$-	$-

The fund has applied notes receivable and advances to its capital contribution obligation in operating limited partnerships	$1,866,296	$-	$3,931,266

The fund has decreased its investments in operating limited partnerships for unpaid capital contributions due to the operating limited partnerships disposed of during the year	$-	$-	$-

The fund has increased its deferred acquisition costs for operating limited partnerships disposed of during the year	$-	$-	$-

The fund has decreased its investments and recorded a receivable for tax credits not generated by the operating limited partnerships	$28,793	$128,780	$-

The fund has increased selling commissions and registration costs for amounts payable	$-	$-	$-

	Series 32
	Year ended March 31, 2001	Year ended March 31, 2000	Year ended March 31, 1999
Cash flows from operating activities
Net income (loss)	$(2,821,938)	$(1,487,782)	$269,836
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) losses from operating limited partnerships	2,669,373	1,245,350	(56,660)
Distributions received from operating limited partnerships	16,004	-	-
Cumulative effect of a change in accounting principle	-	50,418	-
Amortization	36,303	29,738	8,897
Organization costs	-	-	-
Changes in assets and liabilities

Other assets	(122,814)	275,715	1,451,661
Accounts payable and accrued expenses	-	-	(431,851)
Accounts payable – affiliates	(68,502)	148,551	(92,868)

Net cash provided by (used in) operating activities	(291,574)	261,990	1,149,015

Cash flows from investing activities
Acquisition costs paid for operating limited partnerships	(1,822)	(267,165)	(3,620,417)
Capital contributions paid to operating limited partnerships	(1,563,696)	(6,540,687)	(16,991,915)
Deposits for purchases of operating limited partnerships	-	-	-
(Advances to) repayments from operating limited partnerships	451,067	(1,269,521)	(980,807)
Purchase of investments (net of proceeds from sales and maturities of investments)	2,277,424	6,458,977	(3,236,294)

Net cash provided by (used in) investing activities	1,162,973	(1,618,396)	(24,829,433)

Cash flows from financing activities
Capital contributions received	-	-	35,069,000
Selling commissions and registration costs paid	-	(28,916)	(4,835,446)
Distributions paid	-	-	-
Proceeds from (repayment of) line of credit	-	-	(5,000,000)

Net cash provided by (used in) financing activities	-	(28,916)	25,233,554

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	871,399	(1,385,322)	1,553,136

Cash and cash equivalents, beginning	240,584	1,625,906	72,770

Cash and cash equivalents, ending	$1,111,983	$240,584	$1,625,906

	Series 32
	Year ended March 31, 2001	Year ended March 31, 2000	Year ended March 31, 1999
Supplemental schedule of noncash investing and financing activities

The fund has increased its investments in operating limited partnerships for unpaid capital contributions due to the operating limited partnerships	$199,254	$3,618,161	$23,676,237

The fund has decreased its investment and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated	$110,279	$391,567	$25,159

The fund has recorded capital contributions (syndication proceeds) being held and subsequently released by the escrow agent	$-	$-	$-

The fund has applied notes receivable and advances to its capital contribution obligation in operating limited partnerships	$1,714,980	$2,364,941	$3,051,011

The fund has decreased its investments in operating limited partnerships for unpaid capital contributions due to the operating limited partnerships disposed of during the year	$-	$-	$-

The fund has increased its deferred acquisition costs for operating limited partnerships disposed of during the year	$-	$-	$-

The fund has decreased its investments and recorded a receivable for tax credits not generated by the operating limited partnerships	$35,370	$-	$-

The fund has increased selling commissions and registration costs for amounts payable	$-	$-	$-

	Series 33
	Year ended March 31, 2001	Year ended March 31, 2000	Period June 22, 1998 (date of inception) through March 31, 1999
Cash flows from operating activities
Net income (loss)	$(1,384,134)	$(705,104)	$194,098
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) losses from operating limited partnerships	1,294,005	595,041	(187,290)
Distributions received from operating limited partnerships	-	-	-
Cumulative effect of a change in accounting principle	-	83,770	-
Amortization	27,066	26,578	9,308
Organization costs	-	-	(93,078)
Changes in assets and liabilities

Other assets	(121,915)	10,209	(14,587)
Accounts payable and accrued expenses	2,536	-	-
Accounts payable - affiliates	73,780	65,293	6,443

Net cash provided by (used in) operating activities	(108,662)	75,787	(85,106)

Cash flows from investing activities
Acquisition costs paid for operating limited partnerships	(17,119)	(63,785)	(2,679,343)
Capital contributions paid to operating limited partnerships	(1,658,030)	(2,889,468)	(12,028,598)
Deposits for purchases of operating limited partnerships	-	-	-
(Advances to) repayments from operating limited partnerships	(122,900)	5,455	(1,248,089)
Purchase of investments (net of proceeds from sales and maturities of investments)	2,456,085	2,790,273	(5,857,541)

Net cash provided by (used in) investing activities	658,036	(157,525)	(21,813,571)

Cash flows from financing activities
Capital contributions received	-	-	26,362,000
Selling commissions and registration costs paid	-	(6,384)	(3,777,466)
Distributions paid	-	-	-
Proceeds from (repayment of) line of credit	-	-	-

Net cash provided by (used in) financing activities	-	(6,384)	22,584,534

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	549,374	(88,122)	685,857

Cash and cash equivalents, beginning	597,735	685,857	-

Cash and cash equivalents, ending	$1,147,109	$597,735	$685,857

	Series 33
	Year ended March 31, 2001	Year ended March 31, 2000	Period June 22, 1998 (date of inception) through March 31, 1999
Supplemental schedule of noncash investing and financing activities

The fund has increased its investments in operating limited partnerships for unpaid capital contributions due to the operating limited partnerships	$-	$1,917,700	$17,673,585

The fund has decreased its investment and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated	$21,314	$198,492	$-

The fund has recorded capital contributions (syndication proceeds) being held and subsequently released by the escrow agent	$-	$-	$-

The fund has applied notes receivable and advances to its capital contribution obligation in operating limited partnerships	$1,295	$1,063,972	$137,836

The fund has decreased its investments in operating limited partnerships for unpaid capital contributions due to the operating limited partnerships disposed of during the year	$-	$-	$-

The fund has increased its deferred acquisition costs for operating limited partnerships disposed of during the year	$-	$-	$-

The fund has decreased its investments and recorded a receivable for tax credits not generated by the operating limited partnerships	$-	$-	$-

The fund has increased selling commissions and registration costs for amounts payable	$-	$-	$-

	Series 34
	Year ended March 31, 2001	Year ended March 31, 2000	Period September 22, 1998 (date of inception) through March 31, 1999
Cash flows from operating activities
Net income (loss)	$(2,424,494)	$(699,182)	$39,949
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) losses from operating limited partnerships	2,140,987	468,712	218
Distributions received from operating limited partnerships	-	-	-
Cumulative effect of a change in accounting principle	-	110,441	-
Amortization	44,236	41,853	-
Organization costs	-	-	(110,441)
Changes in assets and liabilities

Other assets	2,595	67,651	(78,031)
Accounts payable and accrued expenses	-	(493)	493
Accounts payable - affiliates	181	(22,238)	32,894

Net cash provided by (used in) operating activities	(236,495)	(33,256)	(114,918)

Cash flows from investing activities
Acquisition costs paid for operating limited partnerships	(31,402)	(270,538)	(3,470,838)
Capital contributions paid to operating limited partnerships	(3,320,686)	(6,742,893)	(7,648,749)
Deposits for purchases of operating limited partnerships	-	-	-
(Advances to) repayments from operating limited partnerships	-	(1,074,707)	(6,746,841)
Purchase of investments (net of proceeds from sales and maturities of investments)	3,266,100	6,367,185	(9,633,285)

Net cash provided by (used in) investing activities	(85,988)	(1,720,953)	(27,499,713)

Cash flows from financing activities
Capital contributions received	-	-	35,273,000
Selling commissions and registration costs paid	-	(56,360)	(5,175,790)
Distributions paid	-	-	-
Proceeds from (repayment of) line of credit	-	-	-

Net cash provided by (used in) financing activities	-	(56,360)	30,097,210

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(322,483)	(1,810,569)	2,482,579

Cash and cash equivalents, beginning	672,010	2,482,579	-

Cash and cash equivalents, ending	$349,527	$672,010	$2,482,579

	Series 34
	Year ended March 31, 2001	Year ended March 31, 2000	Period September 22, 1998 (date of inception) through March 31, 1999
Supplemental schedule of noncash investing and financing activities

The fund has increased its investments in operating limited partnerships for unpaid capital contributions due to the operating limited partnerships	$108,667	$5,943,259	$19,681,149

The fund has decreased its investment and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated	$37,557	$43,270	$-

The fund has recorded capital contributions (syndication proceeds) being held and subsequently released by the escrow agent	$-	$-	$-

The fund has applied notes receivable and advances to its capital contribution obligation in operating limited partnerships	$1,663,458	$5,224,840	$-

The fund has decreased its investments in operating limited partnerships for unpaid capital contributions due to the operating limited partnerships disposed of during the year	$-	$-	$-

The fund has increased its deferred acquisition costs for operating limited partnerships disposed of during the year	$-	$-	$-

The fund has decreased its investments and recorded a receivable for tax credits not generated by the operating limited partnerships	$6,476	$5,941	$-

The fund has increased selling commissions and registration costs for amounts payable	$-	$-	$-

	Series 35
	Year ended March 31, 2001	Year ended March 31, 2000	Period February 22, 1999 (date of inception) through March 31, 1999
Cash flows from operating activities
Net income (loss)	$(2,106,038)	$(261,604)	$(6,767)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) losses from operating limited partnerships	1,875,497	194,048	-
Distributions received from operating limited partnerships	-	-	-
Cumulative effect of a change in accounting principle	-	16,875	-
Amortization	128,479	225,179	-
Organization costs	-	-	(16,875)
Changes in assets and liabilities

Other assets	(6,136)	2,030,454	(2,463,058)
Accounts payable and accrued expenses	(1,719)	(94,617)	96,560
Accounts payable - affiliates	(78,703)	(215,744)	294,539

Net cash provided by (used in) operating activities	(188,620)	1,894,591	(2,095,601)

Cash flows from investing activities
Acquisition costs paid for operating limited partnerships	(44,455)	(2,683,319)	(822,404)
Capital contributions paid to operating limited partnerships	(3,893,407)	(11,759,790)	(1,072,587)
Deposits for purchases of operating limited partnerships	-	-	-
(Advances to) repayments from operating limited partnerships	(794,296)	(3,539,239)	(1,797,021)
Purchase of investments (net of proceeds from sales and maturities of investments)	4,901,470	(5,546,794)	(392,026)

Net cash provided by (used in) investing activities	169,312	(23,529,142)	(4,084,038)

Cash flows from financing activities
Capital contributions received	-	25,962,625	7,042,000
Selling commissions and registration costs paid	(500)	(3,674,194)	(814,485)
Distributions paid	-	-	-
Proceeds from (repayment of) line of credit	-	(200,000)	200,000

Net cash provided by (used in) financing activities	(500)	22,088,431	6,427,515

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,808)	453,880	247,876

Cash and cash equivalents, beginning	701,756	247,876	-

Cash and cash equivalents, ending	$681,948	$701,756	$247,876

	Series 35
	Year ended March 31, 2001	Year ended March 31, 2000	Period February 22, 1999 (date of inception) through March 31, 1999
Supplemental schedule of noncash investing and financing activities

The fund has increased its investments in operating limited partnerships for unpaid capital contributions due to the operating limited partnerships	$1,310,104	$12,028,772	$10,632,978

The fund has decreased its investment and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated	$2,558	$47,816	$-

The fund has recorded capital contributions (syndication proceeds) being held and subsequently released by the escrow agent	$-	$-	$-

The fund has applied notes receivable and advances to its capital contribution obligation in operating limited partnerships	$422,261	$3,494,529	$758,616

The fund has decreased its investments in operating limited partnerships for unpaid capital contributions due to the operating limited partnerships disposed of during the year	$-	$-	$-

The fund has increased its deferred acquisition costs for operating limited partnerships disposed of during the year	$-	$-	$-

The fund has decreased its investments and recorded a receivable for tax credits not generated by the operating limited partnerships	$11,043	$-	$-

The fund has increased selling commissions and registration costs for amounts payable	$-	$-	$312,955

	Series 36
	Year ended March 31, 2001	Period July 1, 1999 (date of inception) through March 31, 2000
Cash flows from operating activities
Net income (loss)	$(693,060)	$(304,789)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) losses from operating limited partnerships	457,746	160,352
Distributions received from operating limited partnerships	-	-
Cumulative effect of a change in accounting principle	-	-
Amortization	86,996	78,850
Organization costs	-	-
Changes in assets and liabilities

Other assets	82,822	(84,579)
Accounts payable and accrued expenses	4,410	-
Accounts payable – affiliates	99,303	30,944

Net cash provided by (used in) operating activities	38,217	(119,222)

Cash flows from investing activities
Acquisition costs paid for operating limited partnerships	(97,045)	(2,324,273)
Capital contributions paid to operating limited partnerships	(3,036,776)	(7,853,791)
Deposits for purchases of operating limited partnerships	-	-
(Advances to) repayments from operating limited partnerships	835,963	(4,868,587)
Purchase of investments (net of proceeds from sales and maturities of investments)	2,377,517	(2,377,517)

Net cash provided by (used in) investing activities	79,659	(17,424,168)

Cash flows from financing activities
Capital contributions received	-	21,068,375
Selling commissions and registration costs paid	(5,170)	(3,196,890)
Distributions paid	-	-
Proceeds from (repayment of) line of credit	-	-

Net cash provided by (used in) financing activities	(5,170)	17,871,485

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	112,706	328,095

Cash and cash equivalents, beginning	328,095	-

Cash and cash equivalents, ending	$440,801	$328,095

	Series 36
	Year ended March 31, 2001	Period July 1, 1999 (date of inception) through March 31, 2000
Supplemental schedule of noncash investing and financing activities

The fund has increased its investments in operating limited partnerships for unpaid capital contributions due to the operating limited partnerships	$-	$15,385,970

The fund has decreased its investment and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated	$10,720	$-

The fund has recorded capital contributions (syndication proceeds) being held and subsequently released by the escrow agent	$-	$-

The fund has applied notes receivable and advances to its capital contribution obligation in operating limited partnerships	$1,001,838	$1,909,822

The fund has decreased its investments in operating limited partnerships for unpaid capital contributions due to the operating limited partnerships disposed of during the year	$-	$-

The fund has increased its deferred acquisition costs for operating limited partnerships disposed of during the year	$-	$-

The fund has decreased its investments and recorded a receivable for tax credits not generated by the operating limited partnerships	$-	$-

The fund has increased selling commissions and registration costs for amounts payable	$-	$-

Series 36, 37 and 38 were not formed until after March 31, 1999, therefore only two years of comparative information has been included.

	Series 37
	Year ended March 31, 2001	Period October 4, 1999 (date of inception) through March 31, 2000
Cash flows from operating activities
Net income (loss)	$(315,863)	$(53,516)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) losses from operating limited partnerships	318,507	44,958
Distributions received from operating limited partnerships	-	-
Cumulative effect of a change in accounting principle	-	-
Amortization	91,645	-
Organization costs	-	-
Changes in assets and liabilities

Other assets	5,348	(26,148)
Accounts payable and accrued expenses	26,522	350
Accounts payable – affiliates	(29,717)	29,802

Net cash provided by (used in) operating activities	96,442	(4,554)

Cash flows from investing activities
Acquisition costs paid for operating limited partnerships	(146,024)	(2,446,361)
Capital contributions paid to operating limited partnerships	(5,590,378)	(6,695,081)
Deposits for purchases of operating limited partnerships	(1,530,054)	-
(Advances to) repayments from operating limited partnerships	(1,066,200)	(2,340,937)
Purchase of investments (net of proceeds from sales and maturities of investments)	3,659,278	(4,235,295)

Net cash provided by (used in) investing activities	(4,673,378)	(15,717,674)

Cash flows from financing activities
Capital contributions received	-	25,125,000
Selling commissions and registration costs paid	(18,876)	(3,449,825)
Distributions paid	-	-
Proceeds from (repayment of) line of credit	-	-

Net cash provided by (used in) financing activities	(18,876)	21,675,175

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,595,812)	5,952,947

Cash and cash equivalents, beginning	5,952,947	-

Cash and cash equivalents, ending	$1,357,135	$5,952,947

	Series 37
	Year ended March 31, 2001	Period October 4, 1999 (date of inception) through March 31, 2000
Supplemental schedule of noncash investing and financing activities

The fund has increased its investments in operating limited partnerships for unpaid capital contributions due to the operating limited partnerships	$5,481,597	$13,370,702

The fund has decreased its investment and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated	$-	$-

The fund has recorded capital contributions (syndication proceeds) being held and subsequently released by the escrow agent	$-	$-

The fund has applied notes receivable and advances to its capital contribution obligation in operating limited partnerships	$291,682	$303,260

The fund has decreased its investments in operating limited partnerships for unpaid capital contributions due to the operating limited partnerships disposed of during the year	$-	$-

The fund has increased its deferred acquisition costs for operating limited partnerships disposed of during the year	$-	$-

The fund has decreased its investments and recorded a receivable for tax credits not generated by the operating limited partnerships	$13,924	$-

The fund has increased selling commissions and registration costs for amounts payable	$-	$-

Series 36, 37 and 38 were not formed until after March 31, 1999, therefore only two years of comparative information has been included.

	Series 38
	Year ended March 31, 2001	Period February 22, 2000 (date of inception) through March 31, 2000
Cash flows from operating activities
Net income (loss)	$(145,973)	$(81,694)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) losses from operating limited partnerships	133,908	-
Distributions received from operating limited partnerships	1,559	-
Cumulative effect of a change in accounting principle	-	-
Amortization	-	-
Organization costs	-	-
Changes in assets and liabilities

Other assets	607,963	(1)
Accounts payable and accrued expenses	(419,756)	422,489
Accounts payable - affiliates	(20,848)	20,848

Net cash provided by (used in) operating activities	156,853	361,642

Cash flows from investing activities
Acquisition costs paid for operating limited partnerships	(2,231,391)	(433,496)
Capital contributions paid to operating limited partnerships	(12,005,963)	(2,538,698)
Deposits for purchases of operating limited partnerships	-	-
(Advances to) repayments from operating limited partnerships	(755,920)	-
Purchase of investments (net of proceeds from sales and maturities of investments)	(212,697)	-

Net cash provided by (used in) investing activities	(15,205,971)	(2,972,194)

Cash flows from financing activities
Capital contributions received	20,968,000	3,695,000
Selling commissions and registration costs paid	(2,826,076)	(876,470)
Distributions paid	-	-
Proceeds from (repayment of) line of credit	(976,349)	976,349

Net cash provided by (used in) financing activities	17,165,575	3,794,879

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,116,457	1,184,327

Cash and cash equivalents, beginning	1,184,327	-

Cash and cash equivalents, ending	$3,300,784	$1,184,327

	Series 38
	Year ended March 31, 2001	Period February 22, 2000 (date of inception) through March 31, 2000
Supplemental schedule of noncash investing and financing activities

The fund has increased its investments in operating limited partnerships for unpaid capital contributions due to the operating limited partnerships	$15,470,521	$3,451,918

The fund has decreased its investment and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated	$17,536	$-

The fund has recorded capital contributions (syndication proceeds) being held and subsequently released by the escrow agent	$-	$768,000

The fund has applied notes receivable and advances to its capital contribution obligation in operating limited partnerships	$-	$-

The fund has decreased its investments in operating limited partnerships for unpaid capital contributions due to the operating limited partnerships disposed of during the year	$-	$-

The fund has increased its deferred acquisition costs for operating limited partnerships disposed of during the year	$-	$-

The fund has decreased its investments and recorded a receivable for tax credits not generated by the operating limited partnerships	$-	$-

The fund has increased selling commissions and registration costs for amounts payable	$-	$-

Series 36, 37 and 38 were not formed until after March 31, 1999, therefore only two years of comparative information has been included.

Series 39
Period August 1, 2000 (date of inception) through March 31, 2001
Cash flows from operating activities
Net income (loss)	$(142,837)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) income from operating limited partnerships	(3,760)
Distributions received from operating limited partnerships	-
Cumulative effect of a change in accounting principle	-
Amortization	-
Organization costs	-
Changes in assets and liabilities

Other assets	(29,308)
Accounts payable and accrued expenses	28,722
Accounts payable - affiliates	-

Net cash provided by (used in) operating activities	(147,183)

Cash flows from investing activities
Acquisition costs paid for operating limited partnerships	(2,337,478)
Capital contributions paid to operating limited partnerships	(9,586,616)
Deposits for purchases of operating limited partnerships	-
(Advances to) repayments from operating limited partnerships	(228,455)
Purchase of investments (net of proceeds from sales and maturities of investments)	(1,450,521)

Net cash provided by (used in) investing activities	(13,603,070)

Cash flows from financing activities
Capital contributions received	22,921,000
Selling commissions and registration costs paid	(3,263,410)
Distributions paid	-
Proceeds from (repayment of) line of credit	-

Net cash provided by (used in) financing activities	19,657,590

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,907,337

Cash and cash equivalents, beginning	-

Cash and cash equivalents, ending	$5,907,337

Series 39
Period August 1, 2000 (date of inception) through March 31, 2001
Supplemental schedule of noncash investing and financing activities

The fund has increased its investments in operating limited partnerships for unpaid capital contributions due to the operating limited partnerships	$16,338,224

The fund has decreased its investment and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated	$-

The fund has recorded capital contributions (syndication proceeds) being held and subsequently released by the escrow agent	$-

The fund has applied notes receivable and advances to its capital contribution obligation in operating limited partnerships	$-

The fund has decreased its investments in operating limited partnerships for unpaid capital contributions due to the operating limited partnerships disposed of during the year	$-

The fund has increased its deferred acquisition costs for operating limited partnerships disposed of during the year	$-

The fund has decreased its investments and recorded a receivable for tax credits not generated by the operating limited partnerships	$-

The fund has increased selling commissions and registration costs for amounts payable	$-

Series 39 and 40 were not formed until after March 31, 2000, therefore no comparative information has been included.

Series 40
Period February 1, 2001 (date of inception) through March 31, 2001
Cash flows from operating activities
Net income (loss)	$(111,464)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of (income) losses from operating limited partnerships	-
Distributions received from operating limited partnerships	-
Cumulative effect of a change in accounting principle	-
Amortization	-
Organization costs	-
Changes in assets and liabilities

Other assets	(1,916,555)
Accounts payable and accrued expenses	87,037
Accounts payable – affiliates	18,020

Net cash provided by (used in) operating activities	(1,922,962)

Cash flows from investing activities
Acquisition costs paid for operating limited partnerships	(387,937)
Capital contributions paid to operating limited partnerships	(1,898,740)
Deposits for purchases of operating limited partnerships	-
(Advances to) repayments from operating limited partnerships	-
Purchase of investments (net of proceeds from sales and maturities of investments)	-

Net cash provided by (used in) investing activities	(2,286,677)

Cash flows from financing activities
Capital contributions received	3,376,000
Selling commissions and registration costs paid	(738,551)
Distributions paid	-
Proceeds from (repayment of) line of credit	2,125,548

Net cash provided by (used in) financing activities	4,762,997

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	553,358

Cash and cash equivalents, beginning	-

Cash and cash equivalents, ending	$553,358

Series 40
Period February 1, 2001 (date of inception) through March 31, 2001
Supplemental schedule of noncash investing and financing activities

The fund has increased its investments in operating limited partnerships for unpaid capital contributions due to the operating limited partnerships	$7,777,666

The fund has decreased its investment and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated	$-

The fund has recorded capital contributions (syndication proceeds) being held and subsequently released by the escrow agent	$-

The fund has applied notes receivable and advances to its capital contribution obligation in operating limited partnerships	$-

The fund has decreased its investments in operating limited partnerships for unpaid capital contributions due to the operating limited partnerships disposed of during the year	$-

The fund has increased its deferred acquisition costs for operating limited partnerships disposed of during the year	$-

The fund has decreased its investments and recorded a receivable for tax credits not generated by the operating limited partnerships	$-

The fund has increased selling commissions and registration costs for amounts payable	$-

Series 39 and 40 were not formed until after March 31, 2000, therefore no comparative information has been included.

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS

March 31, 2001, 2000 and 1999

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Boston Capital Tax Credit Fund IV L.P. (the “fund”) was organized under the laws of the State of Delaware as of October 5, 1993, for the purpose of acquiring, holding, and disposing of limited partnership interests in operating limited partnerships which will acquire, develop, rehabilitate, operate and own newly-constructed, existing or rehabilitated apartment complexes which qualify for the Low-Income Housing Tax Credit established by the Tax Reform Act of 1986.  Certain of the apartment complexes may also qualify for the Historic Rehabilitation Tax Credit for their rehabilitation of certified historic structures; accordingly, the apartment complexes are restricted as to rent charges and operating methods and are subject to the provisions of Section 42(g)(2) of the Internal Revenue Code relating to the Rehabilitation Investment Credit.  The general partner of the fund is Boston Capital Associates IV L.P. and the limited partner is BCTC IV Assignor Corp. (the assignor limited partner).

In accordance with the limited partnership agreement, profits, losses, and cash flow (subject to certain priority allocations and distributions) and tax credits are allocated 99% to the assignees and 1% to the general partner.

Pursuant to the Securities Act of 1933, the fund filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective December 16, 1993, which covered the offering (the “Public Offering”) of the beneficial assignee certificates (“BACs”) representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner.  The fund has registered 65,000,000 BACs at $10 per BAC for sale to the public in one or more series.  BACs sold in bulk are offered to investors at a reduced cost per BAC.

The BACs issued and outstanding in each series at March 31, 2001 and 2000 are as follows:

	2001	2000

Series 20	3,866,700	3,866,700
Series 21	1,892,700	1,892,700
Series 22	2,564,400	2,564,400
Series 23	3,336,727	3,336,727
Series 24	2,169,878	2,169,878
Series 25	3,026,109	3,026,109
Series 26	3,995,900	3,995,900
Series 27	2,460,700	2,460,700
Series 28	4,000,738	4,000,738
Series 29	3,991,800	3,991,800
Series 30	2,651,000	2,651,000
Series 31	4,417,857	4,417,857
Series 32	4,754,198	4,754,198
Series 33	2,636,533	2,636,533
Series 34	3,529,319	3,529,319
Series 35	3,300,463	3,300,463
Series 36	2,106,837	2,106,837
Series 37	2,512,500	2,512,500
Series 38	2,543,100	446,300
Series 39	2,292,100	-
Series 40	337,600	-

	62,387,159	57,660,659

Investments in Operating Limited Partnerships

The fund accounts for the investment in the operating limited partnerships using the equity method, whereby the fund adjusts the investment cost for its share of the operating limited partnership’s results of operations and for any distributions received or accrued.  However, the fund recognizes individual operating limited partnership’s losses only to the extent that the fund’s share of losses of the operating limited partnerships does not exceed the carrying amount of its investment.  Unrecognized losses will be suspended and offset against future individual operating limited partnership income.

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

During the years ended March 31, 2001 and 2000, the fund acquired interests in operating limited partnerships as follows:

	2001	2000

Series 20	-	-
Series 21	-	-
Series 22	-	-
Series 23	-	-
Series 24	-	-
Series 25	-	-
Series 26	-	-
Series 27	-	2
Series 28	-	-
Series 29	-	-
Series 30	-	2
Series 31	1	-
Series 32	-	2
Series 33	-	2
Series 34	-	5
Series 35	1	5
Series 36	-	11
Series 37	2	5
Series 38	6	3
Series 39	7	-
Series 40	6	-

	23	37

During the year ended March 31, 2001, Series 38 and 39 each acquired a limited partnership equity interest in one (1) and one (1) limited liability companies, respectively, which are the general partners of other operating limited partnerships which own or are constructing, rehabilitating or operating apartment complexes.

Organization Costs

Initial organization and offering expenses common to all Series, are allocated on a percentage of equity raised to each Series.

In accordance with SOP 98-5, effective April 1, 1999, organization costs are being expensed as incurred.  Before this date, organization costs were amortized on the straight-line method over 60 months.

Deferred Acquisition Costs

Deferred acquisition costs are amortized on the straight-line method over 27.5 years.

Income Taxes

No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the general partner and assignees individually.

Selling Commissions and Registration Costs

Selling commissions paid in connection with the public offering are charged against the assignees’ capital upon admission of investors as assignees.  Registration costs associated with the public offering are charged against assignees’ capital as incurred.

Cash Equivalents

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

Net Loss Per Beneficial Assignee Certificate Unit

Net loss per beneficial assignee certificate unit is calculated based upon the weighted average number of units outstanding during the year or period.  The weighted average number of units in each series at March 31, 2001, 2000 and 1999 are as follows:

	2001	2000	1999

Series 20	3,866,700	3,866,700	3,866,700
Series 21	1,892,700	1,892,700	1,892,700
Series 22	2,564,400	2,564,400	2,564,400
Series 23	3,336,727	3,336,727	3,336,727
Series 24	2,169,878	2,169,878	2,169,878
Series 25	3,026,109	3,026,109	3,026,109
Series 26	3,995,900	3,995,900	3,995,900
Series 27	2,460,700	2,460,700	2,460,700
Series 28	4,000,738	4,000,738	4,000,738
Series 29	3,991,800	3,991,800	3,991,800
Series 30	2,651,000	2,651,000	2,651,000
Series 31	4,417,857	4,417,857	4,417,857
Series 32	4,754,198	4,754,198	4,205,796
Series 33	2,636,533	2,636,533	2,171,826
Series 34	3,529,319	3,529,319	2,257,862
Series 35	3,300,463	2,876,439	437,224
Series 36	2,106,837	1,723,720	-
Series 37	2,512,500	1,602,663	-
Series 38	2,150,085	308,300	-
Series 39	1,251,903	-	-
Series 40	120,983	-	-

	60,737,330	55,805,681	47,447,217

Investments

Investments available-for-sale are being carried at fair market value.  Unrealized gains or losses are reported as other comprehensive income (loss).  Realized gains or losses, determined on the basis of the costs of specific securities sold, are included in earnings.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

In June 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133,” and SFAS No. 139, “Recission of FASB No. 53 and amendments to FASB Statements No. 63, 89 and 121.”  In September 2000, FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125.”

SFAS No. 138 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.  SFAS No. 139 is effective for fiscal years beginning after December 15, 2000.  SFAS No. 140 is generally effective for fiscal years after December 15, 2000.

The fund does not have any derivative or hedging activities and is not in the motion picture industry or the mortgage banking industry.  Consequently, these pronouncements are not expected to have any effect on the fund’s financial statements.

NOTE B - RELATED PARTY TRANSACTIONS

During the years ended March 31, 2001, 2000 and 1999, the fund entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc. (BCP), Boston Capital Holdings Limited Partnership (BCHLP), Boston Capital Services, Inc. (BCS) and Boston Capital Asset Management Limited Partnership (BCAM) as follows:

Boston Capital Asset Management Limited Partnership is entitled to an annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the operating limited partnerships, less the amount of certain partnership management and reporting fees paid or payable by the operating limited partnerships.  The aggregate cost is comprised of the capital contributions made by each Series to the operating limited partnerships and 99% of the permanent financing at the operating limited partnership level.  The annual fund fees charged to operations during the years ended March 31, 2001, 2000 and 1999, are as follows:

	2001	2000	1999

Series 20	$320,496	$292,963	$358,566
Series 21	202,560	157,432	201,340
Series 22	233,351	227,588	241,151
Series 23	200,200	197,530	214,325
Series 24	199,421	160,446	203,448
Series 25	242,146	203,746	266,576
Series 26	368,280	365,001	359,834
Series 27	288,374	289,658	288,306
Series 28	322,781	287,734	322,689
Series 29	315,514	308,972	306,704
Series 30	187,698	201,815	159,294
Series 31	336,774	391,201	334,849
Series 32	323,500	323,495	264,361
Series 33	166,360	169,331	107,826
Series 34	284,285	281,564	68,018
Series 35	215,860	195,257	4,809
Series 36	160,756	83,620	-
Series 37	141,045	26,698	-
Series 38	162,131	5,176	-
Series 39	88,123	-	-
Series 40	-	-	-

	$4,759,655	$4,169,227	$3,702,096

Boston Capital Services, Inc. received dealer-manager fees for the marketing advice and investment banking services performed at the time of the fund’s offering of BACs.  The dealer-manager fees are included in partners’ capital as selling commissions and registration costs.  During the years ended March 31, 2001, 2000 and 1999, dealer manager fees received by Boston Capital Services, Inc. by series are as follows:

	2001	2000	1999

Series 20	$-	$-	$-
Series 21	-	-	-
Series 22	-	-	-
Series 23	-	-	-
Series 24	-	-	-
Series 25	-	-	-
Series 26	-	-	-
Series 27	-	-	-
Series 28	-	-	-
Series 29	-	-	-
Series 30	-	-	-
Series 31	-	-	-
Series 32	-	-	753,600
Series 33	-	-	490,750
Series 34	-	-	676,630
Series 35	-	489,168	128,020
Series 36	-	399,530	-
Series 37	-	475,690	-
Series 38	395,180	84,695	-
Series 39	431,205	-	-
Series 40	64,235	-	-

	$890,620	$1,449,083	$2,049,000

Boston Capital Holdings Limited Partnership is entitled to asset acquisition fees for selecting, evaluating, structuring, negotiating, and closing the fund's acquisition of interests in the operating limited partnerships.  During the years ended March 31, 2001, 2000 and 1999, acquisition fees incurred to Boston Capital Holdings Limited Partnership by series are as follows:

	2001	2000	1999

Series 20	$-	$-	$-
Series 21	-	-	-
Series 22	-	-	-
Series 23	-	-	-
Series 24	-	-	-
Series 25	-	-	-
Series 26	-	-	-
Series 27	-	-	-
Series 28	-	-	-
Series 29	-	-	-
Series 30	-	-	-
Series 31	-	-	-
Series 32	-	-	2,980,865
Series 33	-	-	2,240,770
Series 34	-	-	2,998,205
Series 35	-	2,206,824	598,570
Series 36	-	1,790,812	-
Series 37	-	2,135,625	-
Series 38	1,782,280	379,355	-
Series 39	1,948,285	-	-
Series 40	286,960	-	-

	$4,017,525	$6,512,616	$8,818,410

During the years ended March 31, 2001, 2000 and 1999, general and administrative expenses incurred by Boston Capital Partners, Inc., Boston Capital Holdings Limited Partnership and/or Boston Capital Asset Management Limited Partnership were charged to each series’ operations as follows:

	2001	2000	1999

Series 20	$14,463	$20,587	$14,427
Series 21	10,372	13,018	8,389
Series 22	11,727	16,481	11,288
Series 23	13,646	18,993	14,218
Series 24	10,545	14,106	10,648
Series 25	14,730	16,951	13,406
Series 26	16,941	21,052	17,367
Series 27	10,863	16,582	13,582
Series 28	14,255	19,254	17,350
Series 29	14,665	19,316	20,470
Series 30	11,769	16,876	15,782
Series 31	15,123	15,770	17,659
Series 32	19,064	23,403	20,351
Series 33	14,488	16,793	26,436
Series 34	16,492	24,161	19,095
Series 35	17,639	28,829	3,147
Series 36	18,645	34,054	-
Series 37	22,898	14,406	-
Series 38	31,730	480	-
Series 39	56,607	-	-
Series 40	14,238	-	-

	$370,900	$351,112	$243,615

Accounts payable - affiliates at March 31, 2001, 2000 and 1999 represents general and administrative expenses, fund management fees, and commissions which are payable to Boston Capital Partners, Inc., Boston Capital Holdings Limited Partnership, Boston Capital Services, Inc., and Boston Capital Asset Management Limited Partnership.

During the years ended March 31, 2001, 2000 and 1999, the fund reimbursed affiliates of the general partner for amounts in connection with the offering of BACs.  These reimbursements include, but are not limited to, postage, printing, travel and overhead allocations and are included in partners’ capital as selling commissions and registrations costs at March 31, 2001, 2000 and 1999.  During the years ended March 31, 2001, 2000 and 1999, the selling commission and registration costs incurred to affiliates by series are as follows:

	2001	2000	1999

Series 20	$-	$-	$-
Series 21	-	-	-
Series 22	-	-	-
Series 23	-	-	-
Series 24	-	-	-
Series 25	-	-	-
Series 26	-	-	-
Series 27	-	-	-
Series 28	-	1,977	-
Series 29	-	2,257	-
Series 30	-	1,301	-
Series 31	-	5,484	-
Series 32	-	23,830	103,222
Series 33	-	1,499	121,385
Series 34	-	29,133	146,254
Series 35	-	115,841	25,680
Series 36	-	79,753	-
Series 37	7,215	140,617	-
Series 38	108,292	53,283	-
Series 39	130,194	-	-
Series 40	41,850	-	-

	$287,551	$454,975	$396,541

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

At March 31, 2001 and 2000, the fund has limited partnership interests in operating limited partnerships, which own or are constructing or rehabilitating operating apartment complexes.  The number of operating limited partnerships in which the fund has limited partnership interests at March 31, 2001 and 2000 by series are as follows:

	2001	2000

Series 20	24	24
Series 21	14	14
Series 22	29	29
Series 23	22	22
Series 24	24	24
Series 25	22	22
Series 26	45	45
Series 27	16	16
Series 28	26	26
Series 29	22	22
Series 30	20	20
Series 31	27	26
Series 32	16	16
Series 33	10	10
Series 34	14	14
Series 35	11	10
Series 36	11	11
Series 37	7	5
Series 38	9	3
Series 39	7	-
Series 40	6	-

	382	359

Under the terms of the fund’s investment in each operating limited partnership, the fund is required to make capital contributions to the operating limited partnerships.  These contributions are payable in installments over several years upon each operating limited partnership achieving specified levels of construction or operations.  At March 31, 2001 and 2000, contributions are payable to operating limited partnerships as follows:

	2001	2000

Series 20	$388,026	$388,026
Series 21	689,358	683,688
Series 22	538,769	538,769
Series 23	458,631	458,631
Series 24	1,214,204	1,259,345
Series 25	2,083,892	2,516,436
Series 26	2,199,426	2,709,059
Series 27	315,311	1,063,367
Series 28	744,786	2,484,505
Series 29	596,044	2,060,981
Series 30	1,034,250	2,502,751
Series 31	1,350,694	4,973,344
Series 32	1,286,333	4,476,034
Series 33	1,557,634	3,272,919
Series 34	1,051,622	5,964,656
Series 35	2,520,290	5,528,412
Series 36	1,460,200	5,509,534
Series 37	5,838,932	6,239,395
Series 38	4,429,476	904,200
Series 39	6,821,583	-
Series 40	5,878,926	-

	$42,458,387	$53,534,052

The fund’s investments in operating limited partnerships at March 31, 2001 is summarized as follows (Series 40 invested in operating limited partnerships subsequent to December 31, 2000):

	Total	Series 20	Series 21

Capital contributions paid and to be paid to operating limited partnerships, net of tax credit adjusters	$455,963,540	$28,279,735	$12,504,556

Acquisition costs of operating limited partnerships	46,954,889	3,726,293	1,923,140

Cumulative distributions from operating limited partnerships	(348,831)	(62,950)	(19,953)

Cumulative losses from operating limited partnerships	(95,654,592)	(15,204,542)	(8,694,168)

Investments in operating limited partnerships per balance sheet	406,915,006	16,738,536	5,713,575

	Total	Series 20	Series 21

The fund has recorded capital contributions to the operating limited partnerships during the year ended March 31, 2001 which have not been included in the partnership’s capital account included in the operating limited partnerships’ financial statements as of December 31, 2000 (see note A).	(43,181,845)	-	(474,354)

The fund has recorded acquisition costs at March 31, 2001 which have not been recorded in the net assets of the operating limited partnerships (see note A).	(8,171,017)	(444,246)	(110,624)

Cumulative losses from operating limited partnerships for the three months ended March 31, 2001 which the operating limited partnerships have not included in their capital as of December 31, 2000 due to different year ends (see note A).	2,775,473	404,710	651,466

Equity in loss of operating limited partnerships not recognizable under the equity method of accounting (see note A).	(686,311)	(129,002)	-

The fund has recorded low income housing tax credit adjusters not recorded by operating limited partnerships (see note A).	1,470,477	249,627	200,536

Other	(3,264,421)	(33,392)	13,176

Equity per operating limited partnerships’ combined financial statements	$355,857,362	$16,786,233	$5,993,775

The fund’s investments in operating limited partnerships at March 31, 2001 is summarized as follows (Series 40 invested in operating limited partnerships subsequent to December 31, 2000):

	Series 22	Series 23	Series 24

Capital contributions paid and to be paid to operating limited partnerships, net of tax credit adjusters	$18,295,534	$23,797,395	$15,665,033

Acquisition costs of operating limited partnerships	2,504,765	3,504,553	2,030,314

Cumulative distributions from operating limited partnerships	(58,744)	(4,564)	(49,584)

Cumulative losses from operating limited partnerships	(8,215,077)	(8,177,890)	(6,681,451)

Investments in operating limited partnerships per balance sheet	12,526,478	19,119,494	10,964,312

	Series 22	Series 23	Series 24

The fund has recorded capital contributions to the operating limited partnerships during the year ended March 31, 2001 which have not been included in the partnership’s capital account included in the operating limited partnerships’ financial statements as of December 31, 2000 (see note A).	(684,398)	(352,416)	(446,604)

The fund has recorded acquisition costs at March 31, 2001 which have not been recorded in the net assets of the operating limited partnerships (see note A).	(386,506)	(436,119)	(516,941)

Cumulative losses from operating limited partnerships for the three months ended March 31, 2001 which the operating limited partnerships have not included in their capital as of December 31, 2000 due to different year ends (see note A).	259,228	179,850	95,695

Equity in loss of operating limited partnerships not recognizable under the equity method of accounting (see note A).	(87,481)	-	-

The fund has recorded low income housing tax credit adjusters not recorded by operating limited partnerships (see note A).	116,346	50,547	61,209

Other	(136,889)	(43,711)	55,036

Equity per operating limited partnerships’ combined financial statements	$11,606,778	$18,517,645	$10,212,707

The fund’s investments in operating limited partnerships at March 31, 2001 is summarized as follows (Series 40 invested in operating limited partnerships subsequent to December 31, 2000):

	Series 25	Series 26	Series 27

Capital contributions paid and to be paid to operating limited partnerships, net of tax credit adjusters	$21,951,711	$28,874,629	$16,997,728

Acquisition costs of operating limited partnerships	2,803,677	3,968,917	2,467,629

Cumulative distributions from operating limited partnerships	(22,253)	(51,754)	(14,091)

Cumulative losses from operating limited partnerships	(7,173,389)	(6,161,264)	(3,687,695)

Investments in operating limited partnerships per balance sheet	17,559,746	26,630,528	15,763,571

	Series 25	Series 26	Series 27

The fund has recorded capital contributions to the operating limited partnerships during the year ended March 31, 2001 which have not been included in the partnership’s capital account included in the operating limited partnerships’ financial statements as of December 31, 2000 (see note A).	(815,460)	(258,856)	(568,079)

The fund has recorded acquisition costs at March 31, 2001 which have not been recorded in the net assets of the operating limited partnerships (see note A).	(689,409)	(73,143)	(534,689)

Cumulative losses from operating limited partnerships for the three months ended March 31, 2001 which the operating limited partnerships have not included in their capital as of December 31, 2000 due to different year ends (see note A).	335,542	123,194	205,532

Equity in loss of operating limited partnerships not recognizable under the equity method of accounting (see note A).	(256,952)	(4,034)	(205,547)

The fund has recorded low income housing tax credit adjusters not recorded by operating limited partnerships (see note A).	46,911	227,117	-

Other	(191,922)	(73,738)	52,644

Equity per operating limited partnerships’ combined financial statements	$15,988,456	$26,571,068	$14,713,432

The fund’s investments in operating limited partnerships at March 31, 2001 is summarized as follows (Series 40 invested in operating limited partnerships subsequent to December 31, 2000):

	Series 28	Series 29	Series 30

Capital contributions paid and to be paid to operating limited partnerships, net of tax credit adjusters	$28,566,056	$28,785,110	$19,322,614

Acquisition costs of operating limited partnerships	4,191,674	4,151,886	2,226,856

Cumulative distributions from operating limited partnerships	(19,164)	(7,449)	(18,566)

Cumulative losses from operating limited partnerships	(4,854,653)	(6,312,205)	(2,583,563)

Investments in operating limited partnerships per balance sheet	27,883,913	26,617,342	18,947,341

	Series 28	Series 29	Series 30

The fund has recorded capital contributions to the operating limited partnerships during the year ended March 31, 2001 which have not been included in the partnership’s capital account included in the operating limited partnerships’ financial statements as of December 31, 2000 (see note A).	(933,513)	(535,947)	(1,284,529)

The fund has recorded acquisition costs at March 31, 2001 which have not been recorded in the net assets of the operating limited partnerships (see note A).	(665,053)	(772,541)	(235,701)

Cumulative losses from operating limited partnerships for the three months ended March 31, 2001 which the operating limited partnerships have not included in their capital as of December 31, 2000 due to different year ends (see note A).	129,668	265,241	-

Equity in loss of operating limited partnerships not recognizable under the equity method of accounting (see note A).	-	-	-

The fund has recorded low income housing tax credit adjusters not recorded by operating limited partnerships (see note A).	5,653	-	36,171

Other	(239,099)	(77,361)	(136)

Equity per operating limited partnerships’ combined financial statements	$26,181,569	$25,496,734	$17,463,146

The fund’s investments in operating limited partnerships at March 31, 2001 is summarized as follows (Series 40 invested in operating limited partnerships subsequent to December 31, 2000):

	Series 31	Series 32	Series 33

Capital contributions paid and to be paid to operating limited partnerships, net of tax credit adjusters	$31,892,557	$34,586,425	$19,336,836

Acquisition costs of operating limited partnerships	4,586,765	4,291,123	2,010,987

Cumulative distributions from operating limited partnerships	(2,196)	(16,004)	-

Cumulative losses from operating limited partnerships	(6,557,703)	(3,858,063)	(1,701,756)

Investments in operating limited partnerships per balance sheet	29,919,423	35,003,481	19,646,067

	Series 31	Series 32	Series 33

The fund has recorded capital contributions to the operating limited partnerships during the year ended March 31, 2001 which have not been included in the partnership’s capital account included in the operating limited partnerships’ financial statements as of December 31, 2000 (see note A).	(786,996)	(2,474,287)	(3,548,859)

The fund has recorded acquisition costs at March 31, 2001 which have not been recorded in the net assets of the operating limited partnerships (see note A).	(77,600)	(2,308,894)	(624,017)

Cumulative losses from operating limited partnerships for the three months ended March 31, 2001 which the operating limited partnerships have not included in their capital as of December 31, 2000 due to different year ends (see note A).	125,347	-	-

Equity in loss of operating limited partnerships not recognizable under the equity method of accounting (see note A).	-	(3,295)	-

The fund has recorded low income housing tax credit adjusters not recorded by operating limited partnerships (see note A).	58,704	261,216	124,980

Other	6,648	(1,281,827)	(6,403)

Equity per operating limited partnerships’ combined financial statements	$29,245,526	$29,196,394	$15,591,768

The fund’s investments in operating limited partnerships at March 31, 2001 is summarized as follows (Series 40 invested in operating limited partnerships subsequent to December 31, 2000):

	Series 34	Series 35	Series 36

Capital contributions paid and to be paid to operating limited partnerships, net of tax credit adjusters	$25,654,668	$24,079,245	$15,371,147

Acquisition costs of operating limited partnerships	2,566,310	-	-

Cumulative distributions from operating limited partnerships	-	-	-

Cumulative losses from operating limited partnerships	(2,609,917)	(2,069,545)	(618,098)

Investments in operating limited partnerships per balance sheet	25,611,061	22,009,700	14,753,049

	Series 34	Series 35	Series 36

The fund has recorded capital contributions to the operating limited partnerships during the year ended March 31, 2001 which have not been included in the partnership’s capital account included in the operating limited partnerships’ financial statements as of December 31, 2000 (see note A).	(656,205)	(2,177,700)	(885,029)

The fund has recorded acquisition costs at March 31, 2001 which have not been recorded in the net assets of the operating limited partnerships (see note A).	(295,534)	-	-

Cumulative losses from operating limited partnerships for the three months ended March 31, 2001 which the operating limited partnerships have not included in their capital as of December 31, 2000 due to different year ends (see note A).	-	-	-

Equity in loss of operating limited partnerships not recognizable under the equity method of accounting (see note A).	-	-	-

The fund has recorded low income housing tax credit adjusters not recorded by operating limited partnerships (see note A).	-	-	-

Other	(135,427)	(162,607)	(112,462)

Equity per operating limited partnerships’ combined financial statements	$24,523,895	$19,669,393	$13,755,558

The fund’s investments in operating limited partnerships at March 31, 2001 is summarized as follows (Series 40 invested in operating limited partnerships subsequent to December 31, 2000):

	Series 37	Series 38	Series 39

Capital contributions paid and to be paid to operating limited partnerships, net of tax credit adjusters	$18,833,539	$18,983,157	$16,408,199

Acquisition costs of operating limited partnerships	-	-	-

Cumulative distributions from operating limited partnerships	-	(1,559)	-

Cumulative losses from operating limited partnerships	(363,465)	(133,908)	3,760

Investments in operating limited partnerships per balance sheet	18,470,074	18,847,690	16,411,959

	Series 37	Series 38	Series 39

The fund has recorded capital contributions to the operating limited partnerships during the year ended March 31, 2001 which have not been included in the partnership’s capital account included in the operating limited partnerships’ financial statements as of December 31, 2000 (see note A).	(5,511,530)	(5,558,637)	(7,450,780)

The fund has recorded acquisition costs at March 31, 2001 which have not been recorded in the net assets of the operating limited partnerships (see note A).	-	-	-

Cumulative losses from operating limited partnerships for the three months ended March 31, 2001 which the operating limited partnerships have not included in their capital as of December 31, 2000 due to different year ends (see note A).	-	-	-

Equity in loss of operating limited partnerships not recognizable under the equity method of accounting (see note A).	-	-	-

The fund has recorded low income housing tax credit adjusters not recorded by operating limited partnerships (see note A).	13,924	17,536	-

Other	(127,981)	(506,010)	(262,960)

Equity per operating limited partnerships’ combined financial statements	$12,844,487	$12,800,579	$8,698,219

The fund’s investments in operating limited partnerships at March 31, 2001 is summarized as follows (Series 40 invested in operating limited partnerships subsequent to December 31, 2000):

Series 40

Capital contributions paid and to be paid to operating limited partnerships, net of tax credit adjusters	$7,777,666

Acquisition costs of operating limited partnerships	-

Cumulative distributions from operating limited partnerships	-

Cumulative losses from operating limited partnerships	-

Investments in operating limited partnerships per balance sheet	7,777,666

Series 40

The fund has recorded capital contributions to the operating limited partnerships during the year ended March 31, 2001 which have not been included in the partnership’s capital account included in the operating limited partnerships’ financial statements as of December 31, 2000 (see note A).	(7,777,666)

The fund has recorded acquisition costs at March 31, 2001 which have not been recorded in the net assets of the operating limited partnerships (see note A).	-

Cumulative losses from operating limited partnerships for the three months ended March 31, 2001 which the operating limited partnerships have not included in their capital as of December 31, 2000 due to different year ends (see note A).	-

Equity in loss of operating limited partnerships not recognizable under the equity method of accounting (see note A).	-

The fund has recorded low income housing tax credit adjusters not recorded by operating limited partnerships (see note A).	-

Other	-

Equity per operating limited partnerships’ combined financial statements	$-

The fund’s investments in operating limited partnerships at March 31, 2000 is summarized as follows (Series 38 invested in operating limited partnerships subsequent to December 31, 1999):

	Total	Series 20	Series 21

Capital contributions paid and to be paid to operating limited partnerships, net of tax credit adjusters	$409,470,753	$28,279,735	$12,558,612

Acquisition costs of operating limited partnerships	46,954,889	3,726,293	1,923,140

Cumulative distributions from operating limited partnerships	(254,808)	(47,778)	(19,517)

Cumulative losses from operating limited partnerships	(68,396,226)	(13,206,036)	(7,808,413)

Investments in operating limited partnerships per balance sheet	387,774,608	18,752,214	6,653,822

	Total	Series 20	Series 21

The fund has recorded capital contributions to the operating limited partnerships during the year ended March 31, 2000 which have not been included in the partnership’s capital account included in the operating limited partnerships’ financial statements as of December 31, 1999 (see note A).	(65,557,824)	(9,384)	(783,110)

The fund has recorded acquisition costs at March 31, 2000 which have not been recorded in the net assets of the operating limited partnerships (see note A).	(8,947,793)	(444,246)	-

Cumulative losses from operating limited partnerships for the three months ended March 31, 2000 which the operating limited partnerships have not included in their capital as of December 31, 1999 due to different year ends (see note A).	2,775,473	404,710	651,466

Equity in loss of operating limited partnerships not recognizable under the equity method of accounting (see note A).	(142,723)	(94,411)	-

The fund has recorded low income housing tax credit adjusters not recorded by operating limited partnerships (see note A).	3,433,956	249,627	313,636

Other	(1,469,828)	(23,748)	8,567

Equity per operating limited partnerships’ combined financial statements	$317,865,869	$18,834,762	$6,844,381

The fund’s investments in operating limited partnerships at March 31, 2000 is summarized as follows (Series 38 invested in operating limited partnerships subsequent to December 31, 1999):

	Series 22	Series 23	Series 24

Capital contributions paid and to be paid to operating limited partnerships, net of tax credit adjusters	$18,294,066	$23,797,395	$15,710,174

Acquisition costs of operating limited partnerships	2,504,765	3,504,553	2,030,314

Cumulative distributions from operating limited partnerships	(54,832)	(4,249)	(44,950)

Cumulative losses from operating limited partnerships	(6,989,684)	(7,040,571)	(5,152,745)

Investments in operating limited partnerships per balance sheet	13,754,315	20,257,128	12,542,793

	Series 22	Series 23	Series 24

The fund has recorded capital contributions to the operating limited partnerships during the year ended March 31, 2000 which have not been included in the partnership’s capital account included in the operating limited partnerships’ financial statements as of December 31, 1999 (see note A).	(800,467)	(281,846)	(490,055)

The fund has recorded acquisition costs at March 31, 2000 which have not been recorded in the net assets of the operating limited partnerships (see note A).	(274,232)	(643,785)	(720,097)

Cumulative losses from operating limited partnerships for the three months ended March 31, 2000 which the operating limited partnerships have not included in their capital as of December 31, 1999 due to different year ends (see note A).	259,228	179,850	95,695

Equity in loss of operating limited partnerships not recognizable under the equity method of accounting (see note A).	(34,187)	-	-

The fund has recorded low income housing tax credit adjusters not recorded by operating limited partnerships (see note A).	123,065	135,618	146,406

Other	(116,111)	8,310	171,254

Equity per operating limited partnerships’ combined financial statements	$12,911,611	$19,655,275	$11,745,996

The fund’s investments in operating limited partnerships at March 31, 2000 is summarized as follows (Series 38 invested in operating limited partnerships subsequent to December 31, 1999):

	Series 25	Series 26	Series 27

Capital contributions paid and to be paid to operating limited partnerships, net of tax credit adjusters	$22,036,365	$28,874,527	$17,025,291

Acquisition costs of operating limited partnerships	2,803,677	3,968,917	2,467,629

Cumulative distributions from operating limited partnerships	(16,002)	(29,142)	(8,229)

Cumulative losses from operating limited partnerships	(5,875,434)	(4,123,238)	(3,092,052)

Investments in operating limited partnerships per balance sheet	18,948,606	28,691,064	16,392,639

	Series 25	Series 26	Series 27

The fund has recorded capital contributions to the operating limited partnerships during the year ended March 31, 2000 which have not been included in the partnership’s capital account included in the operating limited partnerships’ financial statements as of December 31, 1999 (see note A).	(1,313,356)	(851,639)	(1,530,761)

The fund has recorded acquisition costs at March 31, 2000 which have not been recorded in the net assets of the operating limited partnerships (see note A).	(689,409)	(73,143)	(534,689)

Cumulative losses from operating limited partnerships for the three months ended March 31, 2000 which the operating limited partnerships have not included in their capital as of December 31, 1999 due to different year ends (see note A).	335,542	123,194	205,532

Equity in loss of operating limited partnerships not recognizable under the equity method of accounting (see note A).	(14,125)	-	-

The fund has recorded low income housing tax credit adjusters not recorded by operating limited partnerships (see note A).	46,911	366,311	298,341

Other	(72,226)	(53,317)	70,789

Equity per operating limited partnerships’ combined financial statements	$17,241,943	$28,202,470	$14,901,851

The fund’s investments in operating limited partnerships at March 31, 2000 is summarized as follows (Series 38 invested in operating limited partnerships subsequent to December 31, 1999):

	Series 28	Series 29	Series 30

Capital contributions paid and to be paid to operating limited partnerships, net of tax credit adjusters	$28,587,191	$28,830,695	$19,329,770

Acquisition costs of operating limited partnerships	4,191,674	4,151,886	2,226,856

Cumulative distributions from operating limited partnerships	(16,520)	(6,399)	(6,748)

Cumulative losses from operating limited partnerships	(3,140,378)	(4,237,777)	(1,406,289)

Investments in operating limited partnerships per balance sheet	29,621,967	28,738,405	20,143,589

	Series 28	Series 29	Series 30

The fund has recorded capital contributions to the operating limited partnerships during the year ended March 31, 2000 which have not been included in the partnership’s capital account included in the operating limited partnerships’ financial statements as of December 31, 1999 (see note A).	(3,638,052)	(3,104,013)	(2,087,913)

The fund has recorded acquisition costs at March 31, 2000 which have not been recorded in the net assets of the operating limited partnerships (see note A).	(717,738)	(806,107)	(235,701)

Cumulative losses from operating limited partnerships for the three months ended March 31, 2000 which the operating limited partnerships have not included in their capital as of December 31, 1999 due to different year ends (see note A).	129,668	265,241	-

Equity in loss of operating limited partnerships not recognizable under the equity method of accounting (see note A).	-	-	-

The fund has recorded low income housing tax credit adjusters not recorded by operating limited partnerships (see note A).	350,469	198,472	48,134

Other	(210,976)	(68,577)	(1,039)

Equity per operating limited partnerships’ combined financial statements	$25,535,338	$25,223,421	$17,867,070

The fund’s investments in operating limited partnerships at March 31, 2000 is summarized as follows (Series 38 invested in operating limited partnerships subsequent to December 31, 1999):

	Series 31	Series 32	Series 33

Capital contributions paid and to be paid to operating limited partnerships, net of tax credit adjusters	$31,626,087	$34,539,147	$19,392,796

Acquisition costs of operating limited partnerships	4,586,765	4,291,123	2,010,987

Cumulative distributions from operating limited partnerships	(442)	-	-

Cumulative losses from operating limited partnerships	(3,858,880)	(1,188,690)	(407,751)

Investments in operating limited partnerships per balance sheet	32,353,530	37,641,580	20,996,032

	Series 31	Series 32	Series 33

The fund has recorded capital contributions to the operating limited partnerships during the year ended March 31, 2000 which have not been included in the partnership’s capital account included in the operating limited partnerships’ financial statements as of December 31, 1999 (see note A).	(5,087,725)	(5,392,287)	(4,648,004)

The fund has recorded acquisition costs at March 31, 2000 which have not been recorded in the net assets of the operating limited partnerships (see note A).	(77,600)	(2,607,151)	(828,361)

Cumulative losses from operating limited partnerships for the three months ended March 31, 2000 which the operating limited partnerships have not included in their capital as of December 31, 1999 due to different year ends (see note A).	125,347	-	-

Equity in loss of operating limited partnerships not recognizable under the equity method of accounting (see note A).	-	-	-

The fund has recorded low income housing tax credit adjusters not recorded by operating limited partnerships (see note A).	541,115	411,487	115,734

Other	26,375	(1,099,057)	(6,394)

Equity per operating limited partnerships’ combined financial statements	$27,881,042	$28,954,572	$15,629,007

The fund’s investments in operating limited partnerships at March 31, 2000 is summarized as follows (Series 38 invested in operating limited partnerships subsequent to December 31, 1999):

	Series 34	Series 35	Series 36

Capital contributions paid and to be paid to operating limited partnerships, net of tax credit adjusters	$25,591,198	$22,789,114	$15,385,970

Acquisition costs of operating limited partnerships	2,566,310	-	-

Cumulative distributions from operating limited partnerships	-	-	-

Cumulative losses from operating limited partnerships	(468,930)	(194,048)	(160,352)

Investments in operating limited partnerships per balance sheet	27,688,578	22,595,066	15,225,618

	Series 34	Series 35	Series 36

The fund has recorded capital contributions to the operating limited partnerships during the year ended March 31, 2000 which have not been included in the partnership’s capital account included in the operating limited partnerships’ financial statements as of December 31, 1999 (see note A).	(5,119,874)	(8,636,215)	(7,292,285)

The fund has recorded acquisition costs at March 31, 2000 which have not been recorded in the net assets of the operating limited partnerships (see note A).	(295,534)	-	-

Cumulative losses from operating limited partnerships for the three months ended March 31, 2000 which the operating limited partnerships have not included in their capital as of December 31, 1999 due to different year ends (see note A).	-	-	-

Equity in loss of operating limited partnerships not recognizable under the equity method of accounting (see note A).	-	-	-

The fund has recorded low income housing tax credit adjusters not recorded by operating limited partnerships (see note A).	40,824	47,806	-

Other	(100,100)	161	(3,739)

Equity per operating limited partnerships’ combined financial statements	$22,213,894	$14,006,818	$7,929,594

The fund’s investments in operating limited partnerships at March 31, 2000 is summarized as follows (Series 38 invested in operating limited partnerships subsequent to December 31, 1999):

	Series 37	Series 38

Capital contributions paid and to be paid to operating limited partnerships, net of tax credit adjusters	$13,370,702	$3,451,918

Acquisition costs of operating limited partnerships	-	-

Cumulative distributions from operating limited partnerships	-	-

Cumulative losses from operating limited partnerships	(44,958)	-

Investments in operating limited partnerships per balance sheet	13,325,744	3,451,918

	Series 37	Series 38

The fund has recorded capital contributions to the operating limited partnerships during the year ended March 31, 2000 which have not been included in the partnership’s capital account included in the operating limited partnerships’ financial statements as of December 31, 1999 (see note A).	(11,038,920)	(3,451,918)

The fund has recorded acquisition costs at March 31, 2000 which have not been recorded in the net assets of the operating limited partnerships (see note A).	-	-

Cumulative losses from operating limited partnerships for the three months ended March 31, 2000 which the operating limited partnerships have not included in their capital as of December 31, 1999 due to different year ends (see note A).	-	-

Equity in loss of operating limited partnerships not recognizable under the equity method of accounting (see note A).	-	-

The fund has recorded low income housing tax credit adjusters not recorded by operating limited partnerships (see note A).	-	-

Other	-	-

Equity per operating limited partnerships’ combined financial statements	$2,286,824	$-

The combined summarized balance sheets of the operating limited partnerships in which Series 20 through 39 hold an interest as of December 31, 2000 are as follows (Series 40 invested in operating limited partnerships subsequent to December 31, 2000):

COMBINED SUMMARIZED BALANCE SHEETS

	Total	Series 20	Series 21
ASSETS

Buildings and improvements, net of accumulated depreciation	$1,189,045,618	$77,289,772	$35,524,608
Construction in progress	33,612,594	-	-
Land	79,775,225	6,345,961	2,937,606
Other assets	106,393,681	5,297,790	2,556,664

	$1,408,827,118	$88,933,523	$41,018,878

LIABILITIES AND PARTNERS’ CAPITAL

Mortgages and construction loans payable	$782,877,051	$58,037,246	$28,213,744
Accounts payable and accrued expenses	28,312,983	2,654,909	1,072,660
Other liabilities	110,968,249	5,875,894	4,145,009

	922,158,283	66,568,049	33,431,413
PARTNERS’ CAPITAL
Boston Capital Tax Credit Fund IV L.P.	355,857,362	16,786,233	5,993,775
Other partners	130,811,473	5,579,241	1,593,690

	486,668,835	22,365,474	7,587,465

	$1,408,827,118	$88,933,523	$41,018,878

	Series 22	Series 23	Series 24
ASSETS

Buildings and improvements, net of accumulated depreciation	$73,155,498	$69,029,230	$56,441,757
Construction in progress	-	-	-
Land	4,234,961	3,947,911	3,941,855
Other assets	4,593,505	4,060,088	5,019,148

	$81,983,964	$77,037,229	$65,402,760

LIABILITIES AND PARTNERS’ CAPITAL

Mortgages and construction loans payable	$52,836,244	$42,700,752	$41,064,095
Accounts payable and accrued expenses	2,701,599	2,876,480	1,613,803
Other liabilities	3,507,627	5,611,197	6,346,933

	59,045,470	51,188,429	49,024,831
PARTNERS’ CAPITAL
Boston Capital Tax Credit Fund IV L.P.	11,606,778	18,517,645	10,212,707
Other partners	11,331,716	7,331,155	6,165,222

	22,938,494	25,848,800	16,377,929

	$81,983,964	$77,037,229	$65,402,760

	Series 25	Series 26	Series 27
ASSETS

Buildings and improvements, net of accumulated depreciation	$60,101,456	$88,232,147	$74,102,623
Construction in progress	-	-	-
Land	3,695,640	5,310,128	6,005,394
Other assets	6,837,634	7,336,649	5,952,751

	$70,634,730	$100,878,924	$86,060,768

LIABILITIES AND PARTNERS’ CAPITAL

Mortgages and construction loans payable	$38,052,833	$62,646,663	$53,812,930
Accounts payable and accrued expenses	1,891,427	2,050,374	962,902
Other liabilities	8,680,065	4,751,950	7,559,127

	48,624,325	69,448,987	62,334,959
PARTNERS’ CAPITAL
Boston Capital Tax Credit Fund IV L.P.	15,988,456	26,571,068	14,713,432
Other partners	6,021,949	4,858,869	9,012,377

	22,010,405	31,429,937	23,725,809

	$70,634,730	$100,878,924	$86,060,768

	Series 28	Series 29	Series 30
ASSETS

Buildings and improvements, net of accumulated depreciation	$76,370,736	$66,757,860	$54,171,757
Construction in progress	-	-	-
Land	5,513,936	2,841,806	2,406,880
Other assets	4,879,177	3,828,840	3,660,970

	$86,763,849	$73,428,506	$60,239,607

LIABILITIES AND PARTNERS’ CAPITAL

Mortgages and construction loans payable	$44,952,538	$39,785,159	$30,679,309
Accounts payable and accrued expenses	1,417,841	1,090,063	1,683,929
Other liabilities	4,395,477	5,603,641	4,872,596

	50,765,856	46,478,863	37,235,834
PARTNERS’ CAPITAL
Boston Capital Tax Credit Fund IV L.P.	26,181,569	25,496,734	17,463,146
Other partners	9,816,424	1,452,909	5,540,627

	35,997,993	26,949,643	23,003,773

	$86,763,849	$73,428,506	$60,239,607

	Series 31	Series 32	Series 33
ASSETS

Buildings and improvements, net of accumulated depreciation	$81,445,707	$78,659,972	$66,161,412
Construction in progress	-	3,894,210	2,187,358
Land	4,506,248	4,300,042	5,245,180
Other assets	6,574,423	4,278,523	3,219,032

	$92,526,378	$91,132,747	$76,812,982

LIABILITIES AND PARTNERS’ CAPITAL

Mortgages and construction loans payable	$54,290,903	$45,040,543	$38,658,921
Accounts payable and accrued expenses	1,347,520	807,503	912,327
Other liabilities	7,269,165	7,539,475	5,098,778

	62,907,588	53,387,521	44,670,026
PARTNERS’ CAPITAL
Boston Capital Tax Credit Fund IV L.P.	29,245,526	29,196,394	15,591,768
Other partners	373,264	8,548,832	16,551,188

	29,618,790	37,745,226	32,142,956

	$92,526,378	$91,132,747	$76,812,982

	Series 34	Series 35	Series 36
ASSETS

Buildings and improvements, net of accumulated depreciation	$75,556,778	$51,189,769	$55,220,400
Construction in progress	-	1,759,829	-
Land	5,358,490	3,710,028	3,007,609
Other assets	4,818,147	4,699,157	2,567,379

	$85,733,415	$61,358,783	$60,795,388

LIABILITIES AND PARTNERS’ CAPITAL

Mortgages and construction loans payable	$47,171,961	$25,392,840	$32,218,822
Accounts payable and accrued expenses	1,053,907	725,253	2,337,929
Other liabilities	6,921,358	7,470,022	5,633,985

	55,147,226	33,588,115	40,190,736
PARTNERS’ CAPITAL
Boston Capital Tax Credit Fund IV L.P.	24,523,895	19,669,393	13,755,558
Other partners	6,062,294	8,101,275	6,849,094

	30,586,189	27,770,668	20,604,652

	$85,733,415	$61,358,783	$60,795,388

	Series 37	Series 38	Series 39
ASSETS

Buildings and improvements, net of accumulated depreciation	$35,061,441	$12,185,674	$2,387,021
Construction in progress	6,463,176	8,944,847	10,363,174
Land	2,273,653	2,213,900	1,977,997
Other assets	7,569,381	7,842,312	10,802,111

	$51,367,651	$31,186,733	$25,530,303

LIABILITIES AND PARTNERS’ CAPITAL

Mortgages and construction loans payable	$29,166,249	$8,705,647	$9,449,652
Accounts payable and accrued expenses	843,432	51,820	217,305
Other liabilities	3,241,971	4,321,697	2,122,282

	33,251,652	13,079,164	11,789,239
PARTNERS’ CAPITAL
Boston Capital Tax Credit Fund IV L.P.	12,844,487	12,800,579	8,698,219
Other partners	5,271,512	5,306,990	5,042,845

	18,115,999	18,107,569	13,741,064

	$51,367,651	$31,186,733	$25,530,303

The combined summarized balance sheets of the operating limited partnerships in which Series 20 through 37 hold an interest as of December 31, 1999 are as follows (Series 38 invested in operating limited partnerships subsequent to December 31, 1999):

	Total	Series 20	Series 21
ASSETS

Buildings and improvements, net of accumulated depreciation	$1,055,281,648	$80,973,594	$36,680,004
Construction in progress	53,929,640	-	-
Land	72,612,309	6,345,961	2,937,606
Other assets	113,948,703	5,220,947	2,622,224

	$1,295,772,300	$92,540,502	$42,239,834

LIABILITIES AND PARTNERS’ CAPITAL

Mortgages and construction loans payable	$715,440,821	$58,561,736	$28,520,504
Accounts payable and accrued expenses	26,752,811	2,848,446	1,109,984
Other liabilities	123,258,395	5,905,349	4,101,179

	865,452,027	67,315,531	33,731,667
PARTNERS’ CAPITAL
Boston Capital Tax Credit Fund IV L.P.	317,865,869	18,834,762	6,844,381
Other partners	112,454,404	6,390,209	1,663,786

	430,320,273	25,224,971	8,508,167

	$1,295,772,300	$92,540,502	$42,239,834

	Series 22	Series 23	Series 24
ASSETS

Buildings and improvements, net of accumulated depreciation	$76,048,551	$71,718,216	$58,800,076
Construction in progress	-	-	-
Land	4,232,981	3,947,911	3,941,855
Other assets	5,098,787	4,194,798	5,083,855

	$85,380,319	$79,860,925	$67,825,786

LIABILITIES AND PARTNERS’ CAPITAL

Mortgages and construction loans payable	$53,198,567	$43,129,703	$41,502,623
Accounts payable and accrued expenses	2,844,035	2,841,323	1,387,369
Other liabilities	3,324,604	5,703,386	6,305,779

	59,367,206	51,674,412	49,195,771
PARTNERS’ CAPITAL
Boston Capital Tax Credit Fund IV L.P.	12,911,611	19,655,275	11,745,996
Other partners	13,101,502	8,531,238	6,884,019

	26,013,113	28,186,513	18,630,015

	$85,380,319	$79,860,925	$67,825,786

	Series 25	Series 26	Series 27
ASSETS

Buildings and improvements, net of accumulated depreciation	$62,293,921	$89,046,858	$73,290,167
Construction in progress	-	-	-
Land	3,695,640	5,310,128	6,005,394
Other assets	7,236,859	7,441,321	8,773,330

	$73,226,420	$101,798,307	$88,068,891

LIABILITIES AND PARTNERS’ CAPITAL

Mortgages and construction loans payable	$38,664,508	$60,789,819	$52,929,796
Accounts payable and accrued expenses	2,577,449	3,409,244	792,749
Other liabilities	8,299,882	4,353,126	10,473,960

	49,541,839	68,552,189	64,196,505
PARTNERS’ CAPITAL
Boston Capital Tax Credit Fund IV L.P.	17,241,943	28,202,470	14,901,851
Other partners	6,442,638	5,043,648	8,970,535

	23,684,581	33,246,118	23,872,386

	$73,226,420	$101,798,307	$88,068,891

	Series 28	Series 29	Series 30
ASSETS

Buildings and improvements, net of accumulated depreciation	$79,254,722	$69,197,008	$53,268,847
Construction in progress	-	-	-
Land	5,513,936	2,841,856	2,451,876
Other assets	3,817,239	3,644,599	3,695,738

	$88,585,897	$75,683,463	$59,416,461

LIABILITIES AND PARTNERS’ CAPITAL

Mortgages and construction loans payable	$44,921,144	$39,405,826	$30,456,640
Accounts payable and accrued expenses	1,799,766	1,544,251	2,331,768
Other liabilities	5,802,099	8,168,131	4,380,629

	52,523,009	49,118,208	37,169,037
PARTNERS’ CAPITAL
Boston Capital Tax Credit Fund IV L.P.	25,535,338	25,223,421	17,867,070
Other partners	10,527,550	1,341,834	4,380,354

	36,062,888	26,565,255	22,247,424

	$88,585,897	$75,683,463	$59,416,461

	Series 31	Series 32	Series 33
ASSETS

Buildings and improvements, net of accumulated depreciation	$84,101,074	$77,139,980	$55,096,043
Construction in progress	-	1,487,310	13,817,255
Land	4,481,048	4,300,042	5,245,180
Other assets	6,096,612	5,280,606	2,387,275

	$94,678,734	$88,207,938	$76,545,753

LIABILITIES AND PARTNERS’ CAPITAL

Mortgages and construction loans payable	$56,246,885	$39,406,142	$32,785,823
Accounts payable and accrued expenses	1,379,579	506,614	352,870
Other liabilities	8,932,062	10,323,543	11,987,243

	66,558,526	50,236,299	45,125,936
PARTNERS’ CAPITAL
Boston Capital Tax Credit Fund IV L.P.	27,881,042	28,954,572	15,629,007
Other partners	239,166	9,017,067	15,790,810

	28,120,208	37,971,639Z	31,419,817

	$94,678,734	$88,207,938	$76,545,753

	Series 34	Series 35	Series 36
ASSETS

Buildings and improvements, net of accumulated depreciation	$49,536,993	$19,775,974	$11,635,202
Construction in progress	18,379,071	12,243,723	6,550,123
Land	5,277,839	3,002,969	2,113,800
Other assets	10,641,542	11,090,303	9,683,692

	$83,835,445	$46,112,969	$29,982,817

LIABILITIES AND PARTNERS’ CAPITAL

Mortgages and construction loans payable	$41,938,918	$21,174,383	$15,657,804
Accounts payable and accrued expenses	550,257	322,662	110,089
Other liabilities	13,106,073	6,936,771	3,088,650

	55,595,248	28,433,816	18,856,543
PARTNERS’ CAPITAL
Boston Capital Tax Credit Fund IV L.P.	22,213,894	14,006,818	7,929,594
Other partners	6,026,303	3,672,335	3,196,680

	28,240,197	17,679,153	11,126,274

	$83,835,445	$46,112,969	$29,982,817

Series 37
ASSETS

Buildings and improvements, net of accumulated depreciation	$7,424,418
Construction in progress	1,452,158
Land	966,287
Other assets	11,938,976

$21,781,839

LIABILITIES AND PARTNERS’ CAPITAL

Mortgages and construction loans payable	$16,150,000
Accounts payable and accrued expenses	44,356
Other liabilities	2,065,929

18,260,285
PARTNERS’ CAPITAL
Boston Capital Tax Credit Fund IV L.P.	2,286,824
Other partners	1,234,730

3,521,554

$21,781,839

       The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 2000 for operating limited partnerships in which Series 20 through Series 39 had an interest as of December 31, 2000 are as follows (Series 40 invested in operating limited partnerships subsequent to December 31, 2000):

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

	Total	Series 20	Series 21
Revenue
Rent	$120,709,402	$11,222,138	$5,129,582
Interest and other	9,590,670	988,886	255,449

	130,300,072	12,211,024	5,385,031
Expenses
Interest	47,233,466	4,311,365	2,061,035
Depreciation and amortization	46,025,684	3,857,459	1,213,472
Taxes and insurance	15,863,916	1,419,485	571,445
Repairs and maintenance	18,949,527	2,093,947	965,774
Operating expenses	38,361,024	3,154,684	1,454,994
Other expenses	2,819,350	206,548	66,464

	169,252,967	15,043,488	6,333,184

NET LOSS	$(38,952,895)	$(2,832,464)	$(948,153)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(27,801,953)	$(2,033,098)	$(885,755)

Net loss allocated to other partners	$(11,150,942)	$(799,366)	$(62,398)

   *  Amounts include $34,592, $53,295, $242,824, $4,034, $205,547 and $3,295 for Series 20, 22, 25, 26, 27 and 32, respectively, of loss not recognized under the equity method of accounting as described in note A.

	Series 22	Series 23	Series 24
Revenue
Rent	$8,366,424	$7,756,815	$7,657,124
Interest and other	741,516	658,068	265,885

	9,107,940	8,414,883	7,923,009
Expenses
Interest	2,909,677	2,780,715	3,171,751
Depreciation and amortization	3,043,219	2,622,912	2,548,469
Taxes and insurance	1,224,748	1,098,158	988,850
Repairs and maintenance	1,608,667	1,175,818	1,279,479
Operating expenses	2,721,888	2,648,533	2,101,349
Other expenses	353,046	135,921	179,600

	11,861,245	10,462,057	10,269,498

NET LOSS	$(2,753,305)	$(2,047,174)	$(2,346,489)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(1,278,688)	$(1,137,319)	$(1,528,706)

Net loss allocated to other partners	$(1,474,617)	$(909,855)	$(817,783)

*  Amounts include $34,592, $53,295, $242,824, $4,034, $205,547 and $3,295 for Series 20, 22, 25, 26, 27 and 32, respectively, of loss not recognized under the equity method of accounting as described in note A.

	Series 25	Series 26	Series 27
Revenue
Rent	$9,799,455	$9,384,853	$8,433,161
Interest and other	502,073	763,424	294,078

	10,301,528	10,148,277	8,727,239
Expenses
Interest	3,133,315	3,382,352	3,518,165
Depreciation and amortization	2,926,117	3,417,186	2,597,287
Taxes and insurance	1,202,786	1,419,975	863,640
Repairs and maintenance	2,195,994	1,452,999	901,919
Operating expenses	2,745,067	2,793,578	2,038,020
Other expenses	99,023	277,197	201,408

	12,302,302	12,743,287	10,120,439

NET LOSS	$(2,000,774)	$(2,595,010)	$(1,393,200)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(1,540,779)	$(2,042,060)	$(801,190)

Net loss allocated to other partners	$(459,995)	$(552,950)	$(592,010)

   *  Amounts include $34,592, $53,295, $242,824, $4,034, $205,547 and $3,295 for Series 20, 22, 25, 26, 27 and 32, respectively, of loss not recognized under the equity method of accounting as described in note A.

	Series 28	Series 29	Series 30
Revenue
Rent	$7,978,231	$6,486,268	$5,103,300
Interest and other	256,455	364,163	272,677

	8,234,686	6,850,431	5,375,977
Expenses
Interest	2,593,109	2,549,602	1,496,948
Depreciation and amortization	3,295,574	2,673,182	1,861,924
Taxes and insurance	969,985	774,292	676,204
Repairs and maintenance	959,973	844,359	799,175
Operating expenses	2,541,493	2,077,478	1,899,848
Other expenses	132,983	163,295	218,357

	10,493,117	9,082,208	6,952,456

NET LOSS	$(2,258,431)	$(2,231,777)	$(1,576,479)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(1,714,275)	$(2,074,428)	$(1,177,274)

Net loss allocated to other partners	$(544,156)	$(157,349)	$(399,205)

   *  Amounts include $34,592, $53,295, $242,824, $4,034, $205,547 and $3,295 for Series 20, 22, 25, 26, 27 and 32, respectively, of loss not recognized under the equity method of accounting as described in note A.

	Series 31	Series 32	Series 33
Revenue
Rent	$8,849,728	$6,562,886	$5,994,805
Interest and other	478,470	357,296	331,291

	9,328,198	6,920,182	6,326,096
Expenses
Interest	2,779,313	3,060,552	2,877,717
Depreciation and amortization	3,432,486	3,436,630	2,769,394
Taxes and insurance	1,226,925	1,005,450	866,216
Repairs and maintenance	1,421,745	848,899	729,115
Operating expenses	3,008,128	2,120,242	1,788,413
Other expenses	171,864	226,979	76,000

	12,040,461	10,698,752	9,106,855

NET LOSS	$(2,712,263)	$(3,778,570)	$(2,780,759)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(2,698,823)	$(2,672,668)	$(1,294,005)

Net loss allocated to other partners	$(13,440)	$(1,105,902)	$(1,486,754)

*  Amounts include $34,592, $53,295, $242,824, $4,034, $205,547 and $3,295 for Series 20, 22, 25, 26, 27 and 32, respectively, of loss not recognized under the equity method of accounting as described in note A.

	Series 34	Series 35	Series 36
Revenue
Rent	$5,507,004	$1,818,966	$2,974,874
Interest and other	598,101	332,051	1,214,274

	6,105,105	2,151,017	4,189,148
Expenses
Interest	2,629,967	1,453,169	1,387,609
Depreciation and amortization	2,780,616	1,316,721	1,316,088
Taxes and insurance	806,682	381,834	245,556
Repairs and maintenance	616,693	292,667	545,788
Operating expenses	1,759,985	1,248,547	1,396,448
Other expenses	273,611	8,000	29,054

	8,867,554	4,700,938	4,920,543

NET LOSS	$(2,762,449)	$(2,549,921)	$(731,395)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(2,140,987)	$(1,875,497)	$(457,746)

Net loss allocated to other partners	$(621,462)	$(674,424)	$(273,649)

*  Amounts include $34,592, $53,295, $242,824, $4,034, $205,547 and $3,295 for Series 20, 22, 25, 26, 27 and 32, respectively, of loss not recognized under the equity method of accounting as described in note A.

	Series 37	Series 38	Series 39
Revenue
Rent	$1,283,722	$384,789	$15,277
Interest and other	636,984	8,159	271,370

	1,920,706	392,948	286,647
Expenses
Interest	750,353	163,267	223,485
Depreciation and amortization	757,003	147,342	12,603
Taxes and insurance	87,572	32,695	1,418
Repairs and maintenance	166,267	50,249	-
Operating expenses	664,512	169,507	28,310
Other expenses	-	-	-

	2,425,707	563,060	265,816

NET INCOME (LOSS)	$(505,001)	$(170,112)	$20,831

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$(318,507)	$(133,908)	$3,760

Net income (loss) allocated to other partners	$(186,494)	$(36,204)	$17,071

*  Amounts include $34,592, $53,295, $242,824, $4,034, $205,547 and $3,295 for Series 20, 22, 25, 26, 27 and 32, respectively, of loss not recognized under the equity method of accounting as described in note A.

The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1999 for operating limited partnerships in which Series 20 through Series 37 had an interest as of December 31, 1999 are as follows (Series 38 invested in operating limited partnerships subsequent to December 31, 1999):

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

	Total	Series 20	Series 21
Revenue
Rent	$92,462,064	$11,036,532	$5,058,350
Interest and other	6,567,408	889,909	204,327

	99,029,472	11,926,441	5,262,677
Expenses
Interest	35,552,659	4,414,076	2,036,522
Depreciation and amortization	33,998,218	3,896,152	1,258,928
Taxes and insurance	11,700,928	1,239,395	515,012
Repairs and maintenance	14,792,184	1,795,561	1,092,042
Operating expenses	28,394,301	2,889,434	1,520,264
Other expenses	3,834,693	493,780	114,113

	128,272,983	14,728,398	6,536,881

NET LOSS	$(29,243,511)	$(2,801,957)	$(1,274,204)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(22,319,346)	$(2,055,507)	$(1,224,831)

Net loss allocated to other partners	$(6,924,165)	$(746,450)	$(49,373)

*  Amounts include $16,002, $34,187, and $14,125 for Series 20, 22, and 25, respectively, of  loss not recognized under the equity method of accounting as described in note A.

	Series 22	Series 23	Series 24
Revenue
Rent	$8,313,452	$7,586,268	$7,584,912
Interest and other	755,586	424,092	318,309

	9,069,038	8,010,360	7,903,221
Expenses
Interest	2,868,696	2,875,079	3,226,599
Depreciation and amortization	3,137,644	2,712,061	2,612,636
Taxes and insurance	1,215,012	1,168,174	978,289
Repairs and maintenance	1,517,601	1,151,700	1,098,032
Operating expenses	2,445,092	2,278,142	1,940,826
Other expenses	335,514	253,952	144,508

	11,519,559	10,439,108	10,000,890

NET LOSS	$(2,450,521)	$(2,428,748)	$(2,097,669)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(1,245,238)	$(1,416,388)	$(1,388,143)

Net loss allocated to other partners	$(1,205,283)	$(1,012,360)	$(709,526)

*  Amounts include $16,002, $34,187, and $14,125 for Series 20, 22, and 25, respectively,  of loss not recognized under the equity method of accounting as described in note A.

	Series 25	Series 26	Series 27
Revenue
Rent	$9,736,198	$8,341,969	$7,086,762
Interest and other	315,557	509,196	340,820

	10,051,755	8,851,165	7,427,582
Expenses
Interest	3,384,310	2,733,933	3,001,333
Depreciation and amortization	2,870,243	2,801,233	2,276,762
Taxes and insurance	1,194,051	1,030,856	674,233
Repairs and maintenance	2,274,455	1,089,986	689,542
Operating expenses	2,668,435	2,314,796	1,970,430
Other expenses	124,847	233,901	229,094

	12,516,341	10,204,705	8,841,394

NET LOSS	$(2,464,586)	$(1,353,540)	$(1,413,812)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(1,940,665)	$(1,312,467)	$(971,679)

Net loss allocated to other partners	$(523,921)	$(41,073)	$(442,133)

*  Amounts include $16,002, $34,187, and $14,125 for Series 20, 22, and 25, respectively, of loss not recognized under the equity method of accounting as described in note A.

	Series 28	Series 29	Series 30
Revenue
Rent	$6,699,893	$5,223,402	$2,887,045
Interest and other	280,286	433,667	224,913

	6,980,179	5,657,069	3,111,958
Expenses
Interest	2,401,222	2,060,423	923,727
Depreciation and amortization	2,784,868	2,316,549	1,149,638
Taxes and insurance	766,362	773,369	476,841
Repairs and maintenance	948,232	664,040	487,539
Operating expenses	2,637,249	1,891,083	1,206,058
Other expenses	241,465	206,578	33,393

	9,779,398	7,912,042	4,277,196

NET LOSS	$(2,799,219)	$(2,254,973)	$(1,165,238)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(1,993,839)	$(2,192,069)	$(1,074,429)

Net loss allocated to other partners	$(805,380)	$(62,904)	$(90,809)

*  Amounts include $16,002, $34,187, and $14,125 for Series 20, 22, and 25, respectively, of loss not recognized under the equity method of accounting as described in note A.

	Series 31	Series 32	Series 33
Revenue
Rent	$6,946,038	$2,662,319	$1,990,830
Interest and other	464,008	571,039	251,171

	7,410,046	3,233,358	2,242,001
Expenses
Interest	2,603,084	1,266,081	857,991
Depreciation and amortization	2,783,590	1,587,660	1,060,708
Taxes and insurance	1,015,437	342,166	204,486
Repairs and maintenance	1,101,595	426,564	252,913
Operating expenses	2,535,323	426,564	794,851
Other expenses	179,013	1,140,549	36,636

	10,218,042	5,189,584	3,207,585

NET LOSS	$(2,807,996)	$(1,956,226)	$(965,584)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(2,795,630)	$(1,245,350)	$(595,041)

Net loss allocated to other partners	$(12,366)	$(710,876)	$(370,543)

*  Amounts include $16,002, $34,187, and $14,125 for Series 20, 22, and 25, respectively, of loss not recognized under the equity method of accounting as described in note A.

	Series 34	Series 35	Series 36
Revenue
Rent	$768,393	$130,161	$409,540
Interest and other	162,030	216,721	173,274

	930,423	346,882	582,814
Expenses
Interest	240,171	241,816	371,579
Depreciation and amortization	517,182	112,696	119,668
Taxes and insurance	59,633	10,403	36,545
Repairs and maintenance	109,492	21,770	68,204
Operating expenses	478,182	193,908	151,852
Other expenses	56,912	5,266	5,172

	1,461,572	585,859	753,020

NET LOSS	$(531,149)	$(238,977)	$(170,206)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(468,712)	$(194,048)	$(160,352)

Net loss allocated to other partners	$(62,437)	$(44,929)	$(9,854)

*  Amounts include $16,002, $34,187, and $14,125 for Series 20, 22, and 25, respectively, of loss not recognized under the equity method of accounting as described in note A.

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

Series 37
Revenue
Rent	$-
Interest and other	32,503

32,503
Expenses
Interest	46,017
Depreciation and amortization	-
Taxes and insurance	664
Repairs and maintenance	2,916
Operating expenses	51,812
Other expenses	-

101,409

NET LOSS	$(68,906)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(44,958)

Net loss allocated to other partners	$(23,948)

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

The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 1998 for operating limited partnerships in which Series 20 through Series 34 had an interest as of December 31, 1998 are as follows (Series 35 invested in operating limited partnerships subsequent to December 31, 1998):

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

	Total	Series 20	Series 21
Revenue
Rent	$76,814,159	$10,647,750	$5,010,716
Interest and other	4,491,419	804,809	296,915

	81,305,578	11,452,559	5,307,631
Expenses
Interest	30,231,530	4,329,314	2,395,051
Depreciation and amortization	26,367,805	3,875,144	1,240,873
Taxes and insurance	9,871,028	1,361,964	595,101
Repairs and maintenance	11,635,709	1,709,574	1,054,009
Operating expenses	22,157,332	3,034,650	1,390,617
Other expenses	2,365,691	346,584	126,851

	102,629,095	14,657,230	6,802,502

NET LOSS	$(21,323,517)	$(3,204,671)	$(1,494,871)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P. *	$(16,081,100)	$(2,387,375)	$(1,440,087)

Net loss allocated to other partners	$(5,242,417)	$(817,296)	$(54,784)

* Amount includes $27,563 for Series 20 of loss not recognized under the equity method of accounting as described in note A.

	Series 22	Series 23	Series 24
Revenue
Rent	$8,164,974	$7,497,724	$7,347,412
Interest and other	565,556	308,206	455,788

	8,730,530	7,805,930	7,803,200
Expenses
Interest	2,917,462	3,005,530	3,332,316
Depreciation and amortization	3,076,945	2,622,410	2,683,977
Taxes and insurance	1,183,749	1,099,755	1,008,002
Repairs and maintenance	1,488,590	1,060,732	991,563
Operating expenses	2,108,590	2,212,349	1,912,610
Other expenses	556,094	256,134	205,111

	11,331,430	10,256,910	10,133,579

NET LOSS	$(2,600,900)	$(2,450,980)	$(2,330,379)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(1,371,100)	$(1,587,640)	$(1,475,502)

Net loss allocated to other partners	$(1,229,800)	$(863,340)	$(854,877)

* Amount includes $27,563 for Series 20 of loss not recognized under the equity method of accounting as described in note A.

	Series 25	Series 26	Series 27
Revenue
Rent	$9,721,536	$7,075,158	$4,743,241
Interest and other	250,718	401,008	196,634

	9,972,254	7,476,166	4,939,875
Expenses
Interest	3,430,672	2,477,101	2,487,837
Depreciation and amortization	2,851,105	2,449,994	1,667,174
Taxes and insurance	1,233,639	929,715	527,245
Repairs and maintenance	1,891,746	901,254	511,970
Operating expenses	2,633,689	2,048,075	1,260,288
Other expenses	129,866	133,740	126,241

	12,170,717	8,939,879	6,580,755

NET LOSS	$(2,198,463)	$(1,463,713)	$(1,640,880)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(1,653,302)	$(1,448,218)	$(1,421,601)

Net loss allocated to other partners	$(545,161)	$(15,495)	$(219,279)

*Amount includes $27,563 for Series 20 of loss not recognized under the equity method of accounting as described in note A.

	Series 28	Series 29	Series 30
Revenue
Rent	$5,027,374	$3,096,357	$1,321,918
Interest and other	390,029	104,401	51,979

	5,417,403	3,200,758	1,373,897
Expenses
Interest	2,192,027	1,078,922	378,195
Depreciation and amortization	1,887,134	1,352,864	464,869
Taxes and insurance	509,085	412,629	176,613
Repairs and maintenance	629,177	338,237	188,374
Operating expenses	1,689,440	1,308,383	486,297
Other expenses	47,297	221,288	103,328

	6,954,160	4,712,323	1,797,676

NET LOSS	$(1,536,757)	$(1,511,565)	$(423,779)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(793,965)	$(1,418,793)	$(432,433)

Net income (loss) allocated to other partners	$(742,792)	$(92,772)	$8,654

*Amount includes $27,563 for Series 20 of loss not recognized under the equity method of accounting as described in note A.

	Series 31	Series 32	Series 33
Revenue
Rent	$3,167,459	$2,117,769	$1,874,771
Interest and other	223,116	210,170	232,090

	3,390,575	2,327,939	2,106,861
Expenses
Interest	787,308	736,930	682,865
Depreciation and amortization	981,526	672,347	541,443
Taxes and insurance	477,393	182,047	174,091
Repairs and maintenance	559,515	173,762	137,206
Operating expenses	1,414,944	353,479	303,702
Other expenses	70,567	28,715	13,875

	4,291,253	2,147,280	1,853,182

NET INCOME (LOSS)	$(900,678)	$180,659	$253,679

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$(894,816)	$56,660	$187,290

Net income (loss) allocated to other partners	$(5,862)	$123,999	$66,389

Amount includes $27,563 for Series 20 of loss not recognized under the equity method of accounting as described in note A.

Series 34
Revenue
Rent	$-
Interest and other	-

-
Expenses
Interest	-
Depreciation and amortization	-
Taxes and insurance	-
Repairs and maintenance	-
Operating expenses	219
Other expenses	-

219

NET LOSS	$(219)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(218)

Net loss allocated to other partners	$(1)

Amount includes $27,563 for Series 20 of loss not recognized under the equity method of accounting as described in note A.

NOTE D - NOTES RECEIVABLE

Notes receivable at March 31, 2001 and 2000 consist of advance installments of $9,701,571 and $14,280,633, respectively, of capital contributions to operating limited partnerships.  Series 20 through Series 40 notes are comprised of noninterest bearing and interest bearing notes with rates ranging from prime plus 1% to 4.5%.  Prime was 8% and 9% as of March 31, 2001 and 2000, respectively.  These notes will be applied against future payments of capital contributions or paid upon demand.  The carrying value of the notes receivable at March 31, 2001 and 2000 approximates fair value.  The notes at March 31, 2001 and 2000 by series are as follows:

	2001	2000

Series 20	$-	$-
Series 21	641,542	641,542
Series 22	450,981	450,981
Series 23	306,751	306,751
Series 24	534,342	534,342
Series 25	523,193	523,193
Series 26	571,335	586,335
Series 27	-	99,549
Series 28	-	1,477,458
Series 29	20,935	835,878
Series 30	85,438	85,438
Series 31	855,675	2,361,971
Series 32	104,000	914,126
Series 33	113,575	40,825
Series 34	439,562	1,390,612
Series 35	718,318	650,000
Series 36	539,353	1,635,636
Series 37	2,812,196	1,745,996
Series 38	755,920	-
Series 39	228,455	-
Series 40	-	-

	$9,701,571	$14,280,633

NOTE E - OTHER ASSETS

Other assets include $929,877 and $5,233,526 of cash held by an escrow agent at March 31, 2001 and 2000, respectively.  The cash held for Series 20 through 40 at March 31, 2001 and for Series 20 through 38 at March 31, 2000 represents capital contributions to be released to the operating limited partnerships when certain criteria have been met.  The escrows held at March 31, 2001 and 2000 by series are as follows:

	2001	2000

Series 20	$-	$-
Series 21	-	-
Series 22	-	-
Series 23	-	-
Series 24	-	-
Series 25	-	20,001
Series 26	-	359,649
Series 27	-	248,760
Series 28	-	-
Series 29	-	-
Series 30	-	343,443
Series 31	-	25,000
Series 32	-	1,674,155
Series 33	-	-
Series 34	-	430,013
Series 35	-	433,115
Series 36	-	1,407,708
Series 37	-	291,682
Series 38	-	-
Series 39	13,562	-
Series 40	916,315	-

	$929,877	$5,233,526

NOTE F - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX RETURN

For income tax purposes, the fund reports using a December 31 year end.  The fund’s net income (loss) for financial reporting and tax return purposes for the year ended March 31, 2001 is reconciled as follows:

	Total	Series 20	Series 21
Net income (loss) for financial reporting purposes	$(31,651,959)	$(2,366,381)	$(1,087,400)

Operating limited partnership rents received in advance	(39,583)	21,936	(1,126)

Partnership fund management fee	2,103,549	379,248	(174,160)

Other	55,759	4,917	-

Operating limited partnership losses not recognized for financial reporting purposes under equity method of accounting	(536,998)	(34,591)	-

Excess of tax depreciation over book depreciation on operating limited partnership assets	(6,111,241)	154,771	(268,938)

Tax exempt interest income	1,552,367	-	32,958

Difference due to fiscal year for book purposes and calendar year for tax purposes	(3,948,465)	(137,202)	(282,757)

Income (loss) for tax return purposes, December 31, 2000	$(38,576,571)	$(1,977,302)	$(1,781,423)

For income tax purposes, the fund reports using a December 31 year end. The fund’s net income (loss) for financial reporting and tax return purposes for the year ended March 31, 2001 is reconciled as follows:

	Series 22	Series 23	Series 24
Net income (loss) for financial reporting purposes	$(1,484,651)	$(1,380,939)	$(1,777,302)

Operating limited partnership rents received in advance	(2,688)	(4,372)	8,927

Partnership fund management fee	154,592	190,264	233,352

Other	8,225	(66,568)	9,503

Operating limited partnership losses not recognized for financial reporting purposes under equity method of accounting	(53,294)	-	-

Excess of tax depreciation over book depreciation on operating limited partnership assets	(240,690)	(468,215)	(119,418)

Tax exempt interest income	16,303	6,552	13,844

Difference due to fiscal year for book purposes and calendar year for tax purposes	(5,845)	(100,822)	(156,289)

Income (loss) for tax return purposes, December 31, 2000	$(1,608,048)	$(1,824,100)	$(1,787,383)

	Series 25	Series 26	Series 27
Net income (loss) for financial reporting purposes	$(1,540,858)	$(2,419,997)	$(864,778)

Operating limited partnership rents received in advance	(145,302)	5,967	3,591

Partnership fund management fee	272,676	437,580	315,204

Other	7,011	(16,036)	7,259

Operating limited partnership losses not recognized for financial reporting purposes under equity method of accounting	(242,827)	(4,034)	(205,547)

Excess of tax depreciation over book depreciation on operating limited partnership assets	(32,467)	(470,823)	(688,741)

Tax exempt interest income	44,320	8,213	25,803

Difference due to fiscal year for book purposes and calendar year for tax purposes	(239,205)	84,252	57,523

Income (loss) for tax return purposes, December 31, 2000	$(1,876,652)	$(2,374,878)	$(1,349,686)

	Series 28	Series 29	Series 30
Net income (loss) for financial reporting purposes	$(1,950,767)	$(2,369,982)	$(1,283,833)

Operating limited partnership rents received in advance	838	21,455	4,908

Partnership fund management fee	-	-	-

Other	(12,000)	(2,695)	(13,558)

Operating limited partnership losses not recognized for financial reporting purposes under equity method of accounting	-	-	-

Excess of tax depreciation over book depreciation on operating limited partnership assets	(266,761)	(550,475)	(421,067)

Tax exempt interest income	138,591	63,123	111,376

Difference due to fiscal year for book purposes and calendar year for tax purposes	(548,728)	(171,071)	(270,437)

Income (loss) for tax return purposes, December 31, 2000	$(2,638,827)	$(3,009,645)	$(1,872,611)

	Series 31	Series 32	Series 33
Net income (loss) for financial reporting purposes	$(2,979,270)	$(2,821,938)	$(1,384,134)

Operating limited partnership rents received in advance	4,521	15,213	146

Partnership fund management fee	-	80,154	73,780

Other	9,840	40,640	5,611

Operating limited partnership losses not recognized for financial reporting purposes under equity method of accounting	-	3,295	-

Excess of tax depreciation over book depreciation on operating limited partnership assets	(809,291)	(402,389)	(288,614)

Tax exempt interest income	119,183	142,723	167,488

Difference due to fiscal year for book purposes and calendar year for tax purposes	(253,569)	39,075	(266,846)

Income (loss) for tax return purposes, December 31, 2000	$(3,908,586)	$(2,903,227)	$(1,692,569)

	Series 34	Series 35	Series 36
Net income (loss) for financial reporting purposes	$(2,424,494)	$(2,106,038)	$(693,060)

Operating limited partnership rents received in advance	12,831	1,092	(971)

Partnership fund management fee	10,612	-	130,247

Other	12,872	15,200	11,231

Operating limited partnership losses not recognized for financial reporting purposes under equity method of accounting	-	-	-

Excess of tax depreciation over book depreciation on operating limited partnership assets	(559,386)	(333,953)	(231,680)

Tax exempt interest income	138,618	190,841	73,145

Difference due to fiscal year for book purposes and calendar year for tax purposes	(155,794)	(399,568)	(1,190,475)

Income (loss) for tax return purposes, December 31, 2000	$(2,964,741)	$(2,632,426)	$(1,901,563)

	Series 37	Series 38	Series 39
Net income (loss) for financial reporting purposes	$(315,863)	$(145,973)	$(142,837)

Operating limited partnership rents received in advance	12,126	647	678

Partnership fund management fee	-	-	-

Other	3,148	31,159	-

Operating limited partnership losses not recognized for financial reporting purposes under equity method of accounting	-	-	-

Excess of tax depreciation over book depreciation on operating limited partnership assets	(25,870)	(85,886)	(1,348)

Tax exempt interest income	198,895	59,534	857

Difference due to fiscal year for book purposes and calendar year for tax purposes	(262,941)	(11,222)	211,992

Income (loss) for tax return purposes, December 31, 2000	$(390,505)	$(151,741)	$69,342

Series 40
Net income (loss) for financial reporting purposes	$(111,464)

Operating limited partnership rents received in advance	-

Partnership fund management fee	-

Other	-

Operating limited partnership losses not recognized for financial reporting purposes under equity method of accounting	-

Excess of tax depreciation over book depreciation on operating limited partnership assets	-

Tax exempt interest income	-

Difference due to fiscal year for book purposes and calendar year for tax purposes	111,464

Income (loss) for tax return purposes, December 31, 2000	$-

For income tax purposes, the fund reports using a December 31 year end. The fund’s net income (loss) for financial reporting and tax return purposes for the year ended March 31, 2000 is reconciled as follows:

	Total	Series 20	Series 21
Net income (loss) for financial reporting purposes	$(26,656,548)	$(2,401,326)	$(1,393,343)

Operating limited partnership rents received in advance	27,037	(3,795)	(16,369)

Partnership fund management fee	2,424,363	379,248	25,840

Other	1,443,452	49,759	131,913

Operating limited partnership losses not recognized for financial reporting purposes under equity method of accounting	(64,314)	(16,002)	-

Excess of tax depreciation over book depreciation on operating limited partnership assets	(4,622,249)	(157,254)	(341,614)

Tax exempt interest income	(1,708,772)	(6,900)	(37,589)

Difference due to fiscal year for book purposes and calendar year for tax purposes	790,480	122,393	(13,572)

Income (loss) for tax return purposes, December 31, 1999	$(28,366,551)	$(2,033,877)	$(1,644,734)

	Series 22	Series 23	Series 24
Net income (loss) for financial reporting purposes	$(1,495,871)	$(1,684,657)	$(1,620,752)

Operating limited partnership rents received in advance	1,311	(1,141)	(2,703)

Partnership fund management fee	254,592	115,264	233,352

Other	(6,385)	81,686	(75,253)

Operating limited partnership losses not recognized for financial reporting purposes under equity method of accounting	(34,187)	-	-

Excess of tax depreciation over book depreciation on operating limited partnership assets	(258,075)	(497,527)	(126,209)

Tax exempt interest income	(13,155)	(1,814)	(10,376)

Difference due to fiscal year for book purposes and calendar year for tax purposes	9,928	32,305	(12,343)

Income (loss) for tax return purposes, December 31, 1999	$(1,541,842)	$(1,955,884)	$(1,614,284)

	Series 25	Series 26	Series 27
Net income (loss) for financial reporting purposes	$(2,186,989)	$(1,784,266)	$(1,344,019)

Operating limited partnership rents received in advance	4,803	-	(953)

Partnership fund management fee	272,676	424,820	313,757

Other	69,635	(118,704)	115,383

Operating limited partnership losses not recognized for financial reporting purposes under equity method of accounting	(14,125)	-	-

Excess of tax depreciation over book depreciation on operating limited partnership assets	(134,413)	(523,643)	(593,772)

Tax exempt interest income	(22,480)	(57,510)	(21,775)

Difference due to fiscal year for book purposes and calendar year for tax purposes	(31,411)	(85,788)	53,010

Income (loss) for tax return purposes, December 31, 1999	$(2,042,304)	$(2,145,091)	$(1,478,369)

	Series 28	Series 29	Series 30
Net income (loss) for financial reporting purposes	$(2,249,853)	$(2,496,942)	$(1,273,296)

Operating limited partnership rents received in advance	32,943	2,824	-

Partnership fund management fee	-	-	7,524

Other	219,978	381,257	(92,606)

Operating limited partnership losses not recognized for financial reporting purposes under equity method of accounting	-	-	-

Excess of tax depreciation over book depreciation on operating limited partnership assets	(286,876)	(428,061)	(324,783)

Tax exempt interest income	(170,506)	(143,387)	(167,722)

Difference due to fiscal year for book purposes and calendar year for tax purposes	72,693	42,433	88,084

Income (loss) for tax return purposes, December 31, 1999	$(2,381,621)	$(2,641,876)	$(1,762,799)

	Series 31	Series 32	Series 33
Net income (loss) for financial reporting purposes	$(3,131,563)	$(1,487,782)	$(705,104)

Operating limited partnership rents received in advance	-	7,146	-

Partnership fund management fee	26,655	148,654	71,735

Other	(87,350)	322,470	250,332

Operating limited partnership losses not recognized for financial reporting purposes under equity method of accounting	-	-	-

Excess of tax depreciation over book depreciation on operating limited partnership assets	(432,184)	(283,807)	(36,733)

Tax exempt interest income	(52,189)	(327,944)	(229,145)

Difference due to fiscal year for book purposes and calendar year for tax purposes	(15,124)	106,528	(12,313)

Income (loss) for tax return purposes, December 31, 1999	$(3,691,755)	$(1,514,735)	$(661,228)

	Series 34	Series 35	Series 36
Net income (loss) for financial reporting purposes	$(699,182)	$(261,604)	$(304,789)

Operating limited partnership rents received in advance	-	10	2,961

Partnership fund management fee	10,431	73,893	30,944

Other	81,415	21,360	66,035

Operating limited partnership losses not recognized for financial reporting purposes under equity method of accounting	-	-	-

Excess of tax depreciation over book depreciation on operating limited partnership assets	(136,029)	(23,774)	(37,495)

Tax exempt interest income	(164,970)	(213,931)	(51,142)

Difference due to fiscal year for book purposes and calendar year for tax purposes	120,887	94,744	143,729

Income (loss) for tax return purposes, December 31, 1999	$(787,448)	$(309,302)	$(149,757)

	Series 37	Series 38
Net income (loss) for financial reporting purposes	$(53,516)	$(81,694)

Operating limited partnership rents received in advance	-	-

Partnership fund management fee	29,802	5,176

Other	32,527	-

Operating limited partnership losses not recognized for financial reporting purposes under equity method of accounting	-	-

Excess of tax depreciation over book depreciation on operating limited partnership assets	-	-

Tax exempt interest income	(16,237)	-

Difference due to fiscal year for book purposes and calendar year for tax purposes	(2,221)	76,518

Income (loss) for tax return purposes, December 31, 1999	$(9,645)	$-

For income tax purposes, the fund reports using a December 31 year end. The fund’s net income (loss) for financial reporting and tax return purposes for the year ended March 31, 1999 is reconciled as follows:

	Total	Series 20	Series 21
Net income (loss) for financial reporting purposes	$(17,477,354)	$(2,811,432)	$(1,653,386)

Operating limited partnership rents received in advance	(38,262)	11,950	17,634

Partnership fund management fee	2,150,673	379,248	225,840

Other	741,568	21,774	(205,637)

Excess of tax depreciation over book depreciation on operating limited partnership assets	(3,213,254)	(248,112)	(367,202)

Tax exempt interest income	(2,577,788)	(2,700)	(43,033)

Difference due to fiscal year for book purposes and calendar year for tax purposes	703,845	(4,107)	3,261

Income (loss) for tax return purposes, December 31, 1998	$(19,710,572)	$(2,653,379)	$(2,022,523)

	Series 22	Series 23	Series 24
Net income (loss) for financial reporting purposes	$(1,658,012)	$(1,860,174)	$(1,723,705)

Operating limited partnership rents received in advance	3,283	(4,859)	(3,017)

Partnership fund management fee	254,589	238,288	233,148

Other	26,399	77,765	122,847

Excess of tax depreciation over book depreciation on operating limited partnership assets	(272,802)	(551,702)	(148,304)

Tax exempt interest income	(16,398)	(23,336)	(42,796)

Difference due to fiscal year for book purposes and calendar year for tax purposes	10,564	21,400	46,349

Income (loss) for tax return purposes, December 31, 1998	$(1,652,377)	$(2,102,618)	$(1,515,478)

	Series 25	Series 26	Series 27
Net income (loss) for financial reporting purposes	$(1,926,105)	$(1,719,368)	$(1,716,151)

Operating limited partnership rents received in advance	-	(26,490)	(1,908)

Partnership fund management fee	204,357	295,393	261,339

Other	(12,755)	345,276	528,278

Excess of tax depreciation over book depreciation on operating limited partnership assets	(132,014)	(482,953)	(238,824)

Tax exempt interest income	(61,008)	(110,522)	(118,818)

Difference due to fiscal year for book purposes and calendar year for tax purposes	30,846	17,696	71,053

Income (loss) for tax return purposes, December 31, 1998	$(1,896,679)	$(1,680,968)	$(1,215,031)

	Series 28	Series 29	Series 30
Net income (loss) for financial reporting purposes	$(724,209)	$(1,414,244)	$(304,871)

Operating limited partnership rents received in advance	(33,707)	703	-

Partnership fund management fee	350	6,511	6,196

Other	164,899	59,614	102,562

Excess of tax depreciation over book depreciation on operating limited partnership assets	(279,209)	(135,791)	(131,869)

Tax exempt interest income	(527,704)	(443,287)	(417,599)

Difference due to fiscal year for book purposes and calendar year for tax purposes	193,701	131,774	79,175

Income (loss) for tax return purposes, December 31, 1998	$(1,205,879)	$(1,794,720)	$(666,406)

	Series 31	Series 32	Series 33
Net income (loss) for financial reporting purposes	$(462,813)	$269,836	$194,098

Operating limited partnership rents received in advance	(1,851)	-	-

Partnership fund management fee	1,390	103	6,443

Other	91,289	(353,188)	(227,773)

Excess of tax depreciation over book depreciation on operating limited partnership assets	(178,324)	(46,148)	-

Tax exempt interest income	(425,878)	(265,800)	(68,910)

Difference due to fiscal year for book purposes and calendar year for tax purposes	269,469	(56,688)	(51,419)

Income (loss) for tax return purposes, December 31, 1998	$(706,718)	$(451,885)	$(147,561)

	Series 34	Series 35
Net income (loss) for financial reporting purposes	$39,949	$(6,767)

Operating limited partnership rents received in advance	-	-

Partnership fund management fee	32,669	4,809

Other	218	-

Excess of tax depreciation over book depreciation on operating limited partnership assets	-	-

Tax exempt interest income	(9,999)	-

Difference due to fiscal year for book purposes and calendar year for tax purposes	(61,187)	1,958

Income (loss) for tax return purposes, December 31, 1998	$1,650	$-

The difference between the investments in operating limited partnerships for tax purposes and financial statement purposes is primarily due to the differences in share of losses recorded for each and share of loss for the three months ended March 31, 2001. At March 31, 2001, the differences are as follows:

	Total	Series 20	Series 21
Investments in operating limited partnerships - tax return December 31, 2000	$388,480,297	$16,315,786	$6,581,519

Operating limited partnerships acquired during the three month period ended March 31, 2001	4,440,499	-	-

Add back operating limited partnership losses not recognized for financial reporting purposes under the equity method	686,311	129,002	-

Historic tax credits - cumulative	794,154	570,617	-

Less share of loss - three months ended March 31, 2001	(2,775,473)	(404,710)	(651,466)

Other	15,289,218	127,841	(216,478)

Investments in operating limited partnerships - as reported	$406,915,006	$16,738,536	$5,713,575

	Series 22	Series 23	Series 24
Investments in operating limited partnerships - tax return December 31, 2000	$11,372,449	$17,067,824	$10,232,852

Operating limited partnerships acquired during the three month period ended March 31, 2001	-	-	-

Add back operating limited partnership losses not recognized for financial reporting purposes under the equity method	87,481	-	-

Historic tax credits - cumulative	223,537	-	-

Less share of loss - three months ended March 31, 2001	(259,228)	(179,850)	(95,695)

Other	1,102,239	2,231,520	827,155

Investments in operating limited partnerships - as reported	$12,526,478	$19,119,494	$10,964,312

	Series 25	Series 26	Series 27
Investments in operating limited partnerships - tax return December 31, 2000	$16,873,101	$25,032,004	$14,858,254

Operating limited partnerships acquired during the three month period ended March 31, 2001	-	-	-

Add back operating limited partnership losses not recognized for financial reporting purposes under the equity method	256,952	4,034	205,547

Historic tax credits - cumulative	-	-	-

Less share of loss - three months ended March 31, 2001	(335,542)	(123,194)	(205,532)

Other	765,235	1,717,684	905,302

Investments in operating limited partnerships - as reported	$17,559,746	$26,630,528	$15,763,571

	Series 28	Series 29	Series 30
Investments in operating limited partnerships - tax return December 31, 2000	$27,067,393	$26,079,255	$17,894,515

Operating limited partnerships acquired during the three month period ended March 31, 2001	-	-	-

Add back operating limited partnership losses not recognized for financial reporting purposes under the equity method	-	-	-

Historic tax credits - cumulative	-	-	-

Less share of loss - three months ended March 31, 2001	(129,668)	(265,241)	-

Other	946,188	803,328	1,052,826

Investments in operating limited partnerships - as reported	$27,883,913	$26,617,342	$18,947,341

	Series 31	Series 32	Series 33
Investments in operating limited partnerships - tax return December 31, 2000	$28,615,035	$34,377,550	$19,221,602

Operating limited partnerships acquired during the three month period ended March 31, 2001	-	-	-

Add back operating limited partnership losses not recognized for financial reporting purposes under the equity method	-	3,295	-

Historic tax credits - cumulative	-	-	-

Less share of loss - three months ended March 31, 2001	(125,347)	-	-

Other	1,429,735	622,636	424,465

Investments in operating limited partnerships - as reported	$29,919,423	$35,003,481	$19,646,067

	Series 34	Series 35	Series 36
Investments in operating limited partnerships - tax return December 31, 2000	$25,103,017	$21,845,892	$13,541,897

Operating limited partnerships acquired during the three month period ended March 31, 2001	-	-	-

Add back operating limited partnership losses not recognized for financial reporting purposes under the equity method	-	-	-

Historic tax credits - cumulative	-	-	-

Less share of loss - three months ended March 31, 2001	-	-	-

Other	508,044	163,808	1,211,152

Investments in operating limited partnerships - as reported	$25,611,061	$22,009,700	$14,753,049

	Series 37	Series 38	Series 39
Investments in operating limited partnerships - tax return December 31, 2000	$18,144,542	$18,756,287	$19,499,523

Operating limited partnerships acquired during the three month period ended March 31, 2001	-	-	(3,337,167)

Add back operating limited partnership losses not recognized for financial reporting purposes under the equity method	-	-	-

Historic tax credits - cumulative	-	-	-

Less share of loss - three months ended March 31, 2001	-	-	-

Other	325,532	91,403	249,603

Investments in operating limited partnerships - as reported	$18,470,074	$18,847,690	$16,411,959

Series 40
Investments in operating limited partnerships - tax return December 31, 2000	$-

Operating limited partnerships acquired during the three month period ended March 31, 2001	7,777,666

Add back operating limited partnership losses not recognized for financial reporting purposes under the equity method	-

Historic tax credits - cumulative	-

Less share of loss - three months ended March 31, 2001	-

Other	-

Investments in operating limited partnerships - as reported	$7,777,666

The difference between the investments in operating limited partnerships for tax purposes and financial statement purposes is primarily due to the differences in operating limited partnerships acquired during the three month period ended March 31, 2000 and share of loss for the three months ended March 31, 2000. At March 31, 2000, the differences are as follows:

	Total	Series 20	Series 21
Investments in operating limited partnerships - tax return December 31, 1999	$372,506,128	$18,311,139	$8,119,433

Operating limited partnerships acquired during the three month period ended March 31, 2000	11,211,887	-	-

Add back operating limited partnership losses not recognized for financial reporting purposes under the equity method	142,723	94,411	-

Historic tax credits - cumulative	794,154	570,617	-

Less share of loss - three months ended March 31, 2000	(2,775,473)	(404,710)	(651,466)

Other	5,895,189	180,757	(814,145)

Investments in operating limited partnerships - as reported	$387,774,608	$18,752,214	$6,653,822

	Series 22	Series 23	Series 24
Investments in operating limited partnerships - tax return December 31, 1999	$12,939,224	$18,739,134	$11,947,614

Operating limited partnerships acquired during the three month period ended March 31, 2000	-	-	-

Add back operating limited partnership losses not recognized for financial reporting purposes under the equity method	34,187	-	-

Historic tax credits - cumulative	223,537	-	-

Less share of loss - three months ended March 31, 2000	(259,228)	(179,850)	(95,695)

Other	816,595	1,697,844	690,874

Investments in operating limited partnerships - as reported	$13,754,315	$20,257,128	$12,542,793

	Series 25	Series 26	Series 27
Investments in operating limited partnerships - tax return December 31, 1999	$18,838,571	$27,438,476	$16,174,263

Operating limited partnerships acquired during the three month period ended March 31, 2000	-	-	-

Add back operating limited partnership losses not recognized for financial reporting purposes under the equity method	14,125	-	-

Historic tax credits - cumulative	-	-	-

Less share of loss - three months ended March 31, 2000	(335,542)	(123,194)	(205,532)

Other	431,452	1,375,782	423,908

Investments in operating limited partnerships - as reported	$18,948,606	$28,691,064	$16,392,639

	Series 28	Series 29	Series 30
Investments in operating limited partnerships - tax return December 31, 1999	$29,843,156	$28,777,249	$19,533,821

Operating limited partnerships acquired during the three month period ended March 31, 2000	-	-	-

Add back operating limited partnership losses not recognized for financial reporting purposes under the equity method	-	-	-

Historic tax credits - cumulative	-	-	-

Less share of loss - three months ended March 31, 2000	(129,668)	(265,241)	-

Other	(91,521)	226,397	609,768

Investments in operating limited partnerships - as reported	$29,621,967	$28,738,405	$20,143,589

	Series 31	Series 32	Series 33
Investments in operating limited partnerships - tax return December 31, 1999	$32,486,311	$37,521,935	$20,919,361

Operating limited partnerships acquired during the three month period ended March 31, 2000	-	-	-

Add back operating limited partnership losses not recognized for financial reporting purposes under the equity method	-	-	-

Historic tax credits - cumulative	-	-	-

Less share of loss - three months ended March 31, 2000	(125,347)	-	-

Other	(7,434)	119,645	76,671

Investments in operating limited partnerships - as reported	$32,353,530	$37,641,580	$20,996,032

	Series 34	Series 35	Series 36
Investments in operating limited partnerships - tax return December 31, 1999	$27,564,931	$22,627,292	$13,281,017

Operating limited partnerships acquired during the three month period ended March 31, 2000	-	-	1,977,864

Add back operating limited partnership losses not recognized for financial reporting purposes under the equity method	-	-	-

Historic tax credits - cumulative	-	-	-

Less share of loss - three months ended March 31, 2000	-	-	-

Other	123,647	(32,226)	(33,263)

Investments in operating limited partnerships - as reported	$27,688,578	$22,595,066	$15,225,618

	Series 37	Series 38
Investments in operating limited partnerships - tax return December 31, 1999	$7,443,201	$-

Operating limited partnerships acquired during the three month period ended March 31, 2000	5,782,105	3,451,918

Add back operating limited partnership losses not recognized for financial reporting purposes under the equity method	-	-

Historic tax credits - cumulative	-	-

Less share of loss - three months ended March 31, 2000	-	-

Other	100,438	-

Investments in operating limited partnerships - as reported	$13,325,744	$3,451,918

NOTE G - INVESTMENTS AVAILABLE-FOR-SALE

At March 31, 2001, the amortized cost and fair value of investments available-for-sale are as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Tax exempt municipal bonds	$6,613,419	$83,944	$-	$6,697,363

Other	1,141,671	-	-	1,141,671

	$7,755,090	$83,944	$-	$7,839,034

The amortized cost and fair value of investments available-for-sale by maturity as of March 31, 2001 is shown below:

	Amortized cost	Fair value
Due in one year or less	$5,146,012	$5,164,352
Due in one year through five years	2,609,078	2,674,682

	$7,755,090	$7,839,034

Proceeds from sales and maturities of investments during the year ended March 31, 2001 were $27,219,521, resulting in a realized loss of $296,028 included in interest income.

The tax-exempt coupon rates for the investments held during the year ranged from 4.1% to 6.5%.

At March 31, 2000, the amortized cost and fair value of investments available-for-sale are as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Tax exempt municipal bonds	$31,238,626	$842,137	$(11,622)	$32,069,141

Other	1,177,745	-	-	1,177,745

	$32,416,371	$842,137	$(11,622)	$33,246,886

The amortized cost and fair value of investments available-for-sale by maturity as of March 31, 2000 is shown below:

	Amortized cost	Fair value
Due in one year or less	$19,181,887	$19,621,597
Due in one year through five years	13,234,484	13,625,289

	$32,416,371	$33,246,886

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

NOTE H - CASH EQUIVALENTS

On March 31, 2001 and 2000, the fund purchased $8,100,000 and $5,800,000 of U.S. Government Securities under agreements for resale on April 3, 2001 and April 1, 2000, respectively.  Interest is earned at rates ranging from 2.7% to 3.3% per annum.

Cash equivalents of $13,490,633 and $9,640,101 as of March 31, 2001 and 2000, respectively, include tax-exempt sweep accounts, certificates of deposit and money market accounts with interest rates ranging from 2.6% to 5.05% per annum.

NOTE I - CONCENTRATION OF CREDIT RISK

The fund maintains its cash balances at a number of banks.  The deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 at each bank.  The balances in and between banks fluctuate daily.  The amount of deposits, as well as the institutions that they are deposited in, are continually monitored by the general partner.  As of March 31, 2001, the uninsured portion of the cash balances on deposit was $151,759.

NOTE J - LINE OF CREDIT

The partnership has a line of credit with a bank in the amount of $5,000,000, of which $2,125,548 and $976,349 was outstanding as of March 31, 2001 and 2000, respectively.  The line bears interest at the prime rate (8% at March 31, 2001) plus .25%.  Interest is payable monthly.  The line is guaranteed by Boston Capital Partners, Inc. (BCP) and various affiliates and expires on May 24, 2001.

NOTE K - CHANGE IN ACCOUNTING PRINCIPLE

Effective April 1, 1999, the partnership changed its method of accounting for organization costs to conform to a pronouncement issued by the American Institute of Certified Public Accountants.  As a result, the partnership expenses organization costs as incurred.  Previously, these expenses were capitalized and amortized over 60 months.  The effect of the change was to decrease loss before cumulative effect by $209,492 and increase net loss for 2000 by $413,701.  The cumulative effect of the change on prior years of $623,193 is a one-time change to income.

Independent Auditor's Report

To The Partners

Bennetts Pointe Limited Partnership

I have audited the accompanying balance sheets of Bennetts Pointe Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of tile Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards' issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bennetts Pointe Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated March 19, 2001 on my consideration of Bennetts Pointe Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

INDEPENDENT AUDITOR'S REPORT

To The Partners

College Greene Rental Associates, L.P.

We have audited the accompanying balance sheet of College Greene Rental Associates, L.P. (a Limited Partnership) as of' December 31, 2000 and 1999, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of College Greene Rental Associates, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Independent Auditors' Report

To the Partners of

East Douglas Apartments Limited Partnership (An Illinois Limited Partnership)

We have audited the accompanying balance sheet of East Douglas Apartments Limited Partnership (IHDA Development Number HFI/HTF-354), as of December 31, 2000, and the related statements of operations, cash flows and changes in partners' equity for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the year ended December 31, 1999 were audited by other auditors whose report dated January 31, 2000 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States and the Illinois Housing Development Authority's Financial Reporting and Audit Guidelines for Mortgagors of Multifamily Hosing Developments. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of East Douglas Apartments Limited Partnership as of December 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, the Illinois Housing Development Authority's Financial Reporting and Audit Guidelines for Mortgagors of Multifamily Housing Developments and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated March 14, 2001, on our consideration of the Partnership's internal controls, compliance with specific requirements applicable to major IHDA-assisted programs, specific requirements applicable to affirmative fair housing, and specific requirements applicable to nonmajor IHDA-assisted program transactions.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

INDEPENDENT AUDITOR'S REPORT

To Tile Partners

Evergreen Hills Associates, L.P.

We have audited the accompanying balance sheet of Evergreen Hills Associates, L.P. (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations and partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Evergreen Hills Associates, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally acccptcd accounting principles.

INDEPENDENT AUDITOR'S REPORT

To the Partners

FLORAL ACRES APARTMENTS II

We have audited the accompanying balance sheets of FLORAL ACRES APARTMENTS II, RHS PROJECT NO. 22-026-721172913 as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FLORAL ACRES APARTMENTS II as of December 31, 2000 and 1999 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole, The supplemental information presented on pages 17 through 25, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 6, 2001 on our consideration of FLORAL ACRES APARTMENTS II's internal control and a report dated February 6, 2001 on its compliance with laws and regulations applicable to the financial statements.

INDEPENDENT AUDITOR'S REPORT

To the Partners

HARRISONBURG SENIORS APARTMENTS

We have audited the accompanying balance sheets of HARRISONBURG SENIORS APARTMENTS, RHS PROJECT NO. 22-013-721199864 as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HARRISONBURG SENIORS APARTMENTS as of December 31, 2000 and 1999 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 6, 2001 on our consideration of HARRISONBURG SENIORS APARTMENTS's internal control and a report dated February 6, 2001 on its compliance with laws and regulations applicable to the financial statements.

INDEPENDENT AUDITOR'S REPORT

To the Partners

SHADY LANE SENIORS APARTMENTS

We have audited the accompanying balance sheets of SHADY LANE SENIORS APARTMENTS, RHS PROJECT NO. 22-064-72i 100471 as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SHADY LANE SENIORS APARTMENTS as of December 31, 2000 and 1999 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 9, 2001 on our consideration of SHADY LANE SENIORS APARTMENTS's internal control and a report dated February 9, 2001 on its compliance with laws and regulations applicable to the financial statements.

INDEPENDENT AUDITOR'S REPORT

To the Partners

Virginia Avenue Affordable Housing Limited Partnership

I have audited the accompanying balance sheets of Virginia Avenue Affordable Housing Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virginia Avenue Affordable Housing Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied it; the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Independent Auditors' Report

To the Partners of

Better Homes for Havelock Limited Partnership (A North Carolina Limited Partnership)

We have audited the accompanying balance sheets of Better Homes for Havelock Limited Partnership (a North Carolina Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Better Homes for Havelock Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 2001, on our consideration of the Partnership's internal controls and a report dated January 24, 2001, on its compliance with laws and regulations.

The accompanying purposes of additional financial statements auditing procedures statements and, in respects in relation supplementary information is presented for analysis and is not a required part of the basic. Such information has been subjected to the applied in the audits of the basic financial our opinion, is fairly stated in all material to the financial statements taken as a whole.

Independent Auditor's Report

To the Partners

Black River Run Limited Partnership

We have audited the accompanying balance sheets of Black River Run Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Black River Run Limited Partnership, as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Independent Auditor's Report

To the Partners

Liveoak Village Limited Partnership

Charlotte, North Carolina

We have audited tile accompanying balance sheets of Liveoak Village Limited Partnership (all Alabama limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and thc standards applicable to financial audits contained in Government Auditing Standards issued by thc Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

in our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liveoak Village Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards', we have also issued our report dated January 31, 2001, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

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

INDEPENDENT AUDITOR'S REPORT

To the Partners

Lookout Ridge Limited Partnership

We have audited the accompanying balance sheet of Lookout Ridge Limited Partnership as of December 31, 2000, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lookout Ridge Limited Partnership as of December 31, 2000, and the results of its operations, the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

Independent Auditor's Report

To the Partners

Pinedale II Limited Partnership

We have audited the accompanying balance sheets of Pinedale II Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pinedale II Limited Partnership, as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Independent Auditor's Report

To the Partners

Pumphouse Crossing II Limited Partnership

We have audited the accompanying balance sheets of Pumphouse Crossing II Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pumphouse Crossing II Limited Partnership, as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

INDEPENDENT AUDITORS' REPORT

To the Partners

Elk Tower Apartments Limited Partnership

We have audited the accompanying balance sheets of Elk Tower Apartments Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficit) and cash flaws for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elk Tower Apartments Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

INDEPENDENT AUDITORS' REPORT

To the Partners of

Kimbark 1200 Associates, Limited Partnership

Longmont, Colorado

We have audited the accompanying balance sheet of Kimbark 1200 Associates, Limited Partnership, FHA Project No. 101-98011, as of December 31, 2000, and the related statement of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kimbark 1200 Associates, Limited Partnership FHA Project No. 101-98011, as of December 31, 2000, and the results of its operations and the changes in its partners' equity and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 2, 2001 on our consideration of Kimbark 1200 Associates, Limited partnership, internal controls and reports dated February 2, 2001 on its compliance with specific requirements applicable to major HUD programs and Fair Housing and Non-Discrimination.

INDEPENDENT AUDITOR'S REPORT

To the Partners

Lost Tree Limited Partnership

I have audited the accompanying balance sheets of Lost Tree Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lost Tree Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 14 and 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basis financial statements taken as a whole.

INDEPENDENT AUDITOR'S REPORT

To the Partners

Philadelphia Housing II, Limited Partnership

Philadelphia, Mississippi

We have audited the accompanying balance sheets of Philadelphia Housing II, Limited Partnership (a Mississippi limited partnership), RHS Project No. 28-050-640808922 as of December 31, 2000 and 1999, and the related statements of operations, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits .

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

Independent Auditor's Report

To the Partners of

Roxbury Veterans Housing Limited Partnership

We have audited the accompanying balance sheet of Roxbury Veterans Housing Limited Partnership (a Massachusetts Limited Partnership) as of December 31, 2000, and the related statements of operations, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Roxbary Veterans Housing Limited Partnership as of December 31, 2000, and the results of its operations, changes in partners' equity, and cash flows for the year ended in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule of operating expenses is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Independent Auditors' Report

To the Partners

Barlee Properties,

An Arkansas Limited Partnership

Barling, Arkansas

We have audited the accompanying balance sheet of Barlee Properties, An Arkansas Limited partnership, as of December 31, 2000, and the related statement of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Barlee Properties, An Arkansas Limited partnership as of December 31, 1999, were audited by other auditors whose report dated January 27, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation, We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2000 financial statements referred to above present fairly, in all material respects, the financial position of Barlee Properties, An Arkansas Limited Partnership, as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Report of Independent Accountants

Partners

Colonna Redevelopment Company L.P.

Hempstead, New York

We have audited the accompanying balance sheets of Colonna Redevelopment Company L.P. (a New York Limited Partnership) (the "Partnership") as of December 31, 2000 and 1999 and the related statements of operations, cash flows and partners' equity for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colonna Redevelopment Company L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

INDEPENDENT AUDITOR' S REPORT

To the Partners

Halls Ferry Apartments, L.P.

I have audited the accompanying balance sheets of Halls Ferry Apartments, L.P. as of December 31, 2000 and 1999 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan arid perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Halls Ferry Apartments, L.P. as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole, The supplemental information on pages 15 and 16 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Independent Auditors' Report

Partners

Ithaca I Limited Partnership

Ithaca, Michigan

We have audited the accompanying balance sheet of Ithaca I Limited Partnership Rural Housing Service Project No. 26-029-383119117 as of December 31, 2000 and 1999, and the related statements of income, partners' equity and cash flows for the years ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Rural Housing Service Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ithaca I Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, changes in partner's equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 9, 2001 on our consideration of Ithaca I Limited Partnership's internal control over financial reporting and our tests of compliance with certain provisions of laws and regulations, contracts and grants.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information presented on pages 11 through 19 is presented for purposes of complying with the requirements of Rural Housing Service and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

INDEPENDENT AUDITOR'S REPORT

To the Partners

MATHIS APARTMENTS, LTD.

We have audited the accompanying balance sheets of MATHIS APARTMENTS, LTD., RHS PROJECT NO. 51-005-721010606 as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MATHIS APARTMENTS, LTD. as of December 31, 2000 and 1999 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 16, 2001 on our consideration of MATHIS APARTMENTS, LTD.'s internal control and a report dated February 16, 2001 on its compliance with laws and regulations applicable to the financial statements.

INDEPENDENT AUDITOR'S REPORT

To the Partners

ORANGE GROVE SENIORS APARTMENTS, LTD.

We have audited the accompanying balance sheets of ORANGE GROVE SENIORS APARTMENTS, LTD, RHS PROJECT NO. 50-025-742670408 as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ORANGE GROVE SENIORS APARTMENTS, LTD. as of December 31, 2000 and 1999 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government AuditingStandards, we have also issued a report dated February 9, 2001 on our consideration of ORANGE GROVE SENIORS APARTMENTS, LTD.'s internal control and a report dated February 9, 2001 on its compliance with laws and regulations applicable to the financial statements.

To The Partners

Sacramento SRO Limited Partnership

A California Limited Partnership

600 West Broadway, #1070

San Diego, CA 92101

Independent Auditor's Report

We have audited the accompanying balance sheets of Sacramento SRO Limited Partnership, as of December 31, 2000 and 1999 and the related statements of operations and partners' capital and statements of cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sacramento SRO Limited Partnership, as of December 31, 2000 and 1999, and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

INDEPENDENT AUDITORS' REPORT

To the Partners

South Hills Apartments, L.P.

We have audited the accompanying balance sheets of South Hills Apartments, L.P. as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management, our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation, we believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of south Hills Apartments, L.P. as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements, such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Independent Auditors' Report

To the Partners:

Village Woods Estates, L.P.

We have audited the accompanying balance sheets of Village Woods Estates, L.P. as of December 31, 2000 and 1999, and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in ail material respects, the financial position of Village Woods Estates, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Independent Auditors' Report

To the Partners

Woodland Hills Properties,

A Limited Partnership

Barling, Arkansas

We have audited the accompanying balance sheet of Woodland Hills Properties, A Limited Partnership, as of December 31, 2000, and the related statement of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Woodland Hills Properties, A Limited Partnership, as of December 31, 1999, were audited by other auditors whose report dated January 31, 2000, expressed an unqualified opinion on those statements.

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

In our opinion, the 2000 financial statements referred to above present fairly, in all material respects, the financial position of Woodland Hills Properties, A Limited Partnership, as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

INDEPENDENT AUDITOR'S REPORT

To The Partners

Autumn Ridge Associates

Roanoke, Virginia:

We have audited the accompanying balance sheet of Autumn Ridge Associates (A Virginia Limited Partnership) as of December 31, 2000 and 1999 and the related statement of operations and partners' equity (deficit) and cash flow for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Autumn Ridge Associates as of December 31, 2000 and 1999, and the results of its operation and its cash flow for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 14 through 17 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

INDEPENDENT AUDITORS' REPORT

To the Partners

Brownsville Associates, Limited

We have audited the accompanying balance sheets of Brownsville Associates, Limited (a Tennessee limited partnership) d/b/a Brownsville Village Apartments, RHS Project No.: 48-038-621467876, as of December 31, 2000 and 1999, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brownsville Associates, Limited (a Tennessee limited partnership) d/b/a Brownsville Village Apartments, RHS Project No.: 48-038-621467876, as of December 31, 2000 and 1999, and the results of its operations, the changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 9, 2001 on our consideration of Brownsville Associates, Limited's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

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

Independent Auditors' Report

To The Partners

Centenary Housing Limited Partnership

St. Louis, Missouri

We have audited the accompanying balance sheet of Centenary Housing Limited Partnership (Centenary Towers Apartments, Project No. 085-35239-PM-SR-PR-WAH-L8) as of December 31, 2000, and the related statements of profit and loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centenary Housing Limited Partnership as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 16 to 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 23, 2001 on our consideration of Centenary Housing Limited Partnership's internal control and reports dated January 23, 2001 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of

Jeremy Associates Limited Partnership

We have audited the accompanying balance sheets of JEREMY ASSOCIATES LIMITED PARTNERSHIP (a Colorado limited partnership) as of December 3l, 2000 and 1999, and the related statements of operations, partners' capital accounts and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility, is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jeremy Associates Limited Partnership as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners

New Hilltop Apartments, A Limited Partnership

Columbia, South Carolina

We have audited the accompanying balance sheets of New Hilltop Apartments, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Hilltop Apartments, A Limited Partnership, as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Independent Auditors' Report

Partners

Shadowcreek Apartments

Elko, Nevada

We have audited the accompanying balance sheets of Shadowcreek Apartments (Project), Rural Development Case No. 33-002-0880283493, as of December 31, 2000 and 1999 and the related statements of operations, changes in partners equity and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and with Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 2000 and 1999 and the results of its operations, changes in partners equity and cash flows for the years then ended. In contbrmity with general accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information on pages l0 through 13 is presented for the purpose of additional analysis and is not a required part of the basic financial statements of the Project for the year ended December 31, 2000. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have issued a report dated January 24, 2001, on our consideration of the Project's internal control over financial reporting and over tests of its compliance with laws, regulations, contracts and grants. This report is an integral part of an audit performed in accordance with Government Auditing S'tandards and should be read in conjunction with this report in considering the results of our audit.

INDEPENDENT AUDITOR' S REPORT

To the Partners

Pahrump Valley Investors

(A Wyoming Limited Partnership)

Cheyenne, WY

I have audited the accompanying balance sheets of Pahrump Valley Investors (A Wyoming Limited Partnership), USDA Rural Development Case No. 33-019-680204949, as of December 31, 2000 and 1999, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pahrump Valley Investors (A Wyoming Limited Partnership) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued a report dated March 16, 2001 on my consideration of Pahrump valley Investors' internal control structure and a report dated March 16, 2001 on its compliance with laws and regulations.

INDEPENDENT AUDITORS' REPORT

To the Partners

Stanton Associates, Limited

We have audited the accompanying balance sheets of Stanton Associates, Limited (a Tennessee limited partnership) d/b/a Stanton Village Apartments, RHS Project No.: 48-038-621542356, as of December 31, 2000 and 1999, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stanton Associates, Limited (a Tennessee limited partnership) d/b/a Stanton Village Apartments, RHS Project No.: 48-038-621542356, as of December 31, 2000 and 1999, and the results of its operations, the changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 17, 2001 on our consideration of Stanton Associates, Limited's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

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

Independent Auditors' Report

To the Partners

Woodlands Apartments

Elko, Nevada

We have audited the accompanying balance sheets of Woodlands Apartments (the Project), Rural Development Case No. 33-004-0880314570, as of December 31, 2000 and 1999 and the related statements of operations, changes in Partners' equity and cash flows for the years then ended, These financial statements are the responsibility of the Project's management, Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and with Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 3l, 2000 and 1999 and the results of its operations, changes in partners equity, and cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole, The supplemental information on pages 10 through 13, is presented for the purpose of additional analysis and is not a required part of the basic financial statements of the Project for the year ended December 31, 2000. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have issued a report dated January 24, 2001, on our consideration of the Woodlands Apartments' internal control over financial reporting and over tests of its compliance with laws, regulations, contracts and grants. This report is an integral part of an audit performed in accordance with Government Auditing Standards' and should be read in conjunction with this report in considering the results of our audit.

INDEPENDENT AUDITOR'S REPORT

To the Partners

ZWOLLE PARTNERSHIP

We have audited the accompanying balance sheets of ZWOLLE PARTNERSHIP, RHS PROJECT NO. 22-043-721260425 as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

in our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ZWOLLE PARTNERSHIP as of December 31, 2000 and 1999 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 9, 2001 on our consideration of ZWOLLE PARTNERSHIP's internal control and a report dated February 9, 2001 on its compliance with laws and regulations applicable to the financial statements,

INDEPENDENT AUDITORS' REPORT

To the Partners

352 Lenox Associates, L.P.

We have audited the accompanying balance sheet of 352 Lenox Associates, L.P. as of December 31,2000, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnerships management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 352 Lenox Associates, L.P. as of December 31, 2000, and the results of its operations, the changes in partners' equity and cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

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

The Partners

Ethel Housing, L.P.

Ethel, Mississippi

We have audited the accompanying balance sheets of Ethel Housing, L.P., RD Case No. 28-0040640823417 as of December 31, 2000 and 1999, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also included assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ethel Housing, L.P., as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Audit Program issued by the United States Department of Agriculture, Rural Development, we have also issued a report dated March 21, 2001, on its compliance with specific requirements applicable to major RD programs and nonmajor RD program transactions.

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

INDEPENDENT AUDITORS' REPORT

To the partners

Hurricane Hills I LC

I have audited the accompanying balance sheets of Hurricane Hills LC as of December 31, 2000, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hurricane Hills I LC as of December 31, 2000, and the results of its operations, changes in Partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

INDEPENDENT AUDITOR'S REPORT

To: The Partners

Main Everett Housing Limited Partnership

We have audited the accompanying balance sheets of Main Everett Housing Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Main Everett Housing Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

To the Partners

M.R.H., L.P.

We have audited the accompanying balance sheets of M.R.H., L.P. as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of M.R.H., L.P. as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

INDEPENDENT AUDITORS' REPORT

To the Partners

Washington Arms Apartments

(A Limited Partnership)

Dayton, Ohio

We have audited the accompanying balance sheet of HUD Project #046-NI093 of Washington Arms Apartments (a limited partnership) as of December 31, 2000, and the related statements of profit and loss, changes in deficiency in partners' capital and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project #046-NI093 as of December 31, 2000 and the results of its operations and its cash flows and its changes in deficiency in partners' capital for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 2001 on our consideration of Washington Arms Apartments' internal controls and a report dated January 24, 2001 on its compliance with laws and regulations. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The additional information included in the report shown on pages 12-16 is presented for the purposes of additional analysis and is not a required part of the financial statements of HUD Project #046-NI093. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

INDEPENDENT AUDITOR'S REPORT

To: The Partners

Osborne Housing Limited Partnership

We have audited the accompanying balance sheets of Osborne Housing Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Osborne Housing Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

To the Partners

Sandstone Village Limited Partnership

Great Falls, Montana

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of Sandstone Village Limited Partnership as of December 31, 2000 and 1999 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sandstone Village Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on thc basic financial statements taken as a whole. The supplemental information on page 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The Partners

Shannon Housing, L.P,

Shannon, Mississippi

We have audited the accompanying balance sheets of Shannon Housing, L.P., RD Case No. 28-041064835658, as of December 31 2000, and 1999, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also included assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shannon Housing, L.P., as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Audit Program issued by the United States Department of Agriculture, Rural Development, we have also issued a report dated March 21, 2001, on its compliance with specific requirements applicable to major RD programs and nonmajor RD program transactions.

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

INDEPENDENT AUDITORS' REPORT

To the Partners of

Sutton Place Apartments

(A Limited Partnership)

Cincinnati, Ohio

We have audited the accompanying balance sheet of HUD Project #073-55035, 073-55037, 073-55038, 073-55061 and 073-55062 of Sutton Place Apartments (a limited partnership) as of December 31, 2000, and the related statements of profit and loss, changes in deficiency in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project #073-55035, 073-55037, 073-55038, 073-55061 and 073-55062 as of December 31, 2000 and the results of its operations and its cash flows and its changes in deficiency in partners' capital for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 2001 on our consideration of Sutton Place Apartments' internal control and a report dated January 24, 2001 on its compliance with laws and regulations.

We were engaged to conduct an audit for the purpose of forming an opinion on the financial statements taken as a whole. The additional information included in the report shown on pages 13-19 is presented for the purposes of additional analysis and is not a required part of the financial statements of HUD Project #073-55035, 073-55037, 073-55038, 073-55061 and 073-55062. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

The Partners

West Point Housing, L.P.

West Point, Mississippi

We have audited the accompanying balance sheets of West Point Housing, L.P., RD Case No. 28-013-0640834734, as of December 31,2000, and 1999, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also included assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Point Housing, L.P., as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Audit Program issued by the United States Department of Agriculture, Rural Development, we have also issued a report dated March 21,2001, on its compliance with specific requirements applicable to major RD programs and nonmajor RD program transactions.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included on pages 12 through 10 are presented for purposes of additional analysis and are not a required part of the financial statements of West Point Housing, L.P. Such information, except for the current budget and proposed budget columns on pages 15 through 18, on which we express no opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

INDEPENDENT AUDITOR'S REPORT

To The Partners

200 East Avenue Associates, L.P.

We have audited the accompanying balance sheet of 200 East Avenue Associates, L.P. (a limited partnership) as of December 31, 2000 and 1999 and the related statements of operations and partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 200 East Avenue Associates, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

To the Partners

A.V.A. Limited Partnership

Charlotte, North Carolina

We have audited the accompanying balance sheets of A.V.A. Limited Partnership (a Virginia limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A.V.A. Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2001, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

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

To the Partners

Beckwood Manor One Limited Partnership

We have audited the accompanying balance sheets of Beckwood Manor One Limited Partnership, RD Project No. 03-025-710677259 (the Partnership), as of December 31, 2000 and 1999 and the related statements of profit (loss), changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beckwood Manor One Limited Partnership as of December 31, 2000 and 1999, and its results of operations, changes in partners' equity (deficit), and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 14, 2001 on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

INDEPENDENT AUDITOR'S REPORT

To the Partners

Decro Nordhoff, L.P.

We have audited the accompanying balance sheets of Decro Nordhoff, L.P. as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Decro Nordhoff, L.P. as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

INDEPENDENT AUDITORS' REPORT

To the Partners

Escher SRO Project, L.P.

(HUD Project No. NJ-39-K087-020-2)

We have audited the accompanying balance sheets of Escher SRO Project, L.P. (HUD Project No. NJ-39-K087-020-2) as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States, Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Escher SRO Project, L.P. (HUD Project No. NJ-39-K087-020-2) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 2001 on our consideration of Escher SRO Project, L.P.'s internal controls and a report dated January 26, 2001 on its compliance with specific requirements applicable to major HUD programs.

Independent Auditor's Report

To the Partners

G. V. A. Limited Partnership

Charlotte, North Carolina

We have audited the accompanying balance sheets of G. V. A. Limited Partnership (a Virginia limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of G. V. A. Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2001, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audits of thc basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Independent Auditor's Report

To the Partners

Grayson Manor Limited Partnership

l have audited the accompanying balance sheets of Grayson Manor Limited Partnership as of December 31,2000 and 1999, and the related statements of operations, partner's equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether thc financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grayson Manor Limited Partnership as of December 31,2000 and 1999, and the results of its operations, changes in partners' equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated March 19,2001 on my consideration of Grayson Manor Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

Independent Accountants' Report

To The Partners

M.B. Apartments Associates, Ltd.

We have audited the accompanying balance sheets of M.B. Apartments Associates, Ltd. (A Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of M.B. Apartments Associates, Ltd. (A Limited Partnership) as of December 31,2000 and 1999, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

To the Partners

Meridian Housing, L.P.

Meridian, Mississippi

We have audited the accompanying balance sheet of Meridian Housing, L.P. (a Mississippi limited partnership), RHS Project No. 28-038-0640893892 as of December 31, 2000, and the related statements of operations, partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Meridian Housing, L.P. as of December 31, 1999, were audited by other auditors whose report dated February 9, 2000 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meridian Housing, L.P., and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

INDEPENDENT AUDITOR'S REPORT

To the Partners

New Devonshire II Limited Partnership

(an Ohio Limited Partnership)

London, Ohio

We have audited the accompanying balance sheets of New Devonshire II Limited Partnership (an Ohio Limited Partnership), RD Project No. 41-049-311449843, as of December 31, 2000 and 1999, and the related statements of operations, changes m partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the management of New Devonshire II Limited Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program". Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Devonshire II Limited Partnership as of December 31. 2000 and 1999, and the results of its operations, the changes in partners' deficit and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 16, 2001, on our consideration of New Devonshire II Limited Partnership's internal control and a report dated February 16, 2001, on its compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information included in the report (shown on pages l 1 to 18) is presented for the purpose of additional analysis and is not a required part of the basic financial statements of New Devonshire II Limited Partnership.

Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

INDEPENDENT AUDITOR'S REPORT

To the Partners

New Devonshire West Limited Partnership

(an Ohio Limited Partnership)

West Jefferson. Ohio

We have audited the accompanying balance sheets of New Devonshire West Limited Partnership (an Ohio Limited Partnership), RD Project No. 41-049-311449844. as of December 3 l, 2000 and 1999, and the related statements of operations, changes in partners' equity {deficit) and cash flows for the years then ended. These financial statements are the responsibility of the management of New Devonshire West Limited Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Government Auditing Standards issued by the Comptroller General of the United States. and the U.S. Department of Agriculture. Farmers Home Administration "Audit Program". Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Devonshire West Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards we have also issued a report dated February 16, 2001, on our consideration of New Devonshire West Limited Partnership's internal control and a report dated February 16, 2001, on its compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information included in the report (shown on pages 11 to 18) is presented for the purpose of additional analysis and is not a required part of the basic financial statements of New Devonshire West Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

Independent Auditor's Report

To the Partners

Powell Valley Limited Partnership

I have audited the accompanying balance sheets of Powell Valley Limited Partnership as of December 3 l, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Powell Valley Limited Partnership as of December 31,2000 and 1999, and the results of its operations, changes in partners' equity, and its cash flows for the years then ended in conformity, with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated March 19, 2001 on my consideration of Powell Valley Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

Independent Auditor's Report

To the Partners

V. V. A. Limited Partnership

Charlotte, North Carolina

We have audited the accompanying balance sheets of V. V. A. Limited Partnership (a Virginia limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of V. V. A. Limited Partnership as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2001, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

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

Independent Auditor's Report

To the Partners

W. P. V. A. Limited Partnership

Charlotte, North Carolina

We have audited the accompanying balance sheets of W. P. V. A. Limited Partnership (a Virginia limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by thc Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in ali material respects, the financial position of W. P. V. A. Limited Partnership as of December 31, 2000 and 1999, and tile results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2001, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

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

INDEPENDENT AUDITOR'S REPORT

To the Partners

AHAB Project One, L.P.

I have audited the accompanying balance sheets of AHAB Project One, L.P. as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AHAB Project One, L.P. as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 16 and 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

To the Partners

Angelou Associates, L. P.

New York, New York

We have audited the accompanying balance sheet of Angelou Associates, L. P-

(a New York State limited partnership) as of December 31, 2000, and the related statements of operations, cash flows, and partners' capital, and the supplementary information included for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express art opinion on these financial statements based on our audit. The financial statements of Angelou Associates, L. P. as of December 31, 1999, were audited by other auditors whose report dated March 1, 2000, expressed an unqualified opinion on those financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Angelou Associates, L. P. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Report of Independent Accountant

To the Partners of CR Housing Associates, L.P.

I have audited the accompanying balance sheets of CR HOUSING ASSOCIATES, L.P. (the "Partnership") as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in ail material respects, the financial position of CR HOUSING ASSOCIATES, L.P. as of December 31, 2000 and 1999, and the results of it operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

INDEPENDENT AUDITORS' REPORT

To the Partners

Holly Heights Apartments, L.P.

We have audited the accompanying balance sheets of Holly Heights Apartments, L.P. as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holly Heights Apartments, L.P. as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements, such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

INDEPENDENTAUDITORS'REPORT

TO THE PARTNERS OF 1374 BOSTON ROAD LIMITED PARTNERSHIP

We have audited the accompanying balance sheet of 1374 BOSTON ROAD LIMITED PARTNERSHIP as of December 31, 2000, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1374 BOSTON ROAD LIMITED PARTNERSHIP as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

INDEPENDENT AUDITOR'S REPORT

To the Partners

BIENVILLE II APARTMENTS

We have audited the accompanying balance sheets of BIENVILLE II APARTMENTS, RHS PROJECT NO.: 22-007-721280566 as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in ail material respects, the financial position of BIENVILLE II APARTMENTS as of December 31, 2000 and 1999 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 12, 2001 on our consideration of BIENVILLE II APARTMENTS's internal control and a report dated February 12, 2001 on its compliance with laws and regulations applicable to the financial statements.

INDEPENDENT AUDITOR'S REPORT

To the Partners

BLANCHARD II APARTMENTS

We have audited the accompanying balance sheets of BLANCHARD II APARTMENTS, RHS PROJECT NO. 22-009-721313034 as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BLANCHARD II APARTMENTS as of December 31, 2000 and 1999 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 12, 2001 on our consideration of BLANCHARD II APARTMENTS's internal control and a report dated February 12, 2001 on its compliance with laws and regulations applicable to the financial statements.

INDEPENDENT AUDITOR'S REPORT

To the Partners

COTTONWOOD APARTMENTS I

We have audited the accompanying balance sheets of COTTONWOOD APARTMENTS I, RHS PROJECT NO. 22-005-721313387 as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of COTTONWOOD APARTMENTS I as of December31, 2000 and 1999 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 10, 2001 on our consideration of COTTONWOOD APARTMENTS I's internal control and a report dated February 10, 2001 on its compliance with laws and regulations applicable to the financial statements.

INDEPENDENT AUDITOR'S REPORT

To the Partners

EVANGELINE PARTNERSHIP

We have audited the accompanying balance sheets of EVANGELINE PARTNERSHIP, RHS PROJECT NO. 22-027-721313386 as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EVANGELINE PARTNERSHIP as of December31, 2000 and 1999 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information presented on pages i8 through 26, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 20, 2001 on our consideration of EVANGELINE PARTNERSHIP's internal control and a report dated February 20, 2001 on its compliance with laws and regulations applicable to the financial statements.

Independent Auditors' Report

Partners

Fairway II Limited Dividend Housing Association

Limited Partnership

Marlette, Michigan

We have audited the accompanying balance sheet of Fairway II Limited Dividend Housing Association Limited Partnership, Rural Housing Service Project No. 26-074-0383047638 as of December 31, 2000 and 1999, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Rural Housing Service Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairway II Limited Dividend Housing Association Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 9, 2001 on our consideration of Fairway II Limited Dividend Housing Association Limited Partnership's internal control over financial reporting and our tests of compliance with certain provisions of laws, regulations, contracts and grants.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information presented on pages 11 through 19 is presented for purposes of complying with the requirements of Rural Housing Service and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Independent Auditors' Report

To the Partners of

Fort Bend NHC L.P.

(A Virginia Limited Partnership)

We have audited the accompanying balance sheet of Fort Bend NHC L.P. as of December 31, 2000, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fort Bend NHC L.P. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

INDEPENDENT AUDITORS' REPORT

To the Partners

Neighborhood Restorations Limited Partnership VII

Dresher, Pennsylvania

We have audited the accompanying balance sheets of Neighborhood Restorations Limited Partnership VII (a Pennsylvania Limited Partnership) as of December 31,2000 and 1999, and the related statement of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neighborhood Restorations Limited Partnership VII as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

-

Independent Auditor's Report

To the Partners

R.V.K.Y. Limited Partnership

Charlotte, North Carolina

We have audited the accompanying balance sheets of R.V.K.Y. Limited Partnership (a Kentucky limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards' issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R.V.K.Y. Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2001, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

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

To The Partners

Sumner House Limited Partnership

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Sumner House Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations and changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sumner House Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming all opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 and 10 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

To the Partners

Terraceview Limited Partnership

We have audited the accompanying balance sheet of Terraceview Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Terraceveiw Limited Partnership as of December 31, 2000 and 1999 and the results of its operations, changes in partners' equity (deficit) and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

The Partners

Collins Housing, L.P.

Collins, Mississippi

We have audited the accompanying balance sheets of Collins Housing, L.P., RD Case No. 28-0160640864674, as of December 31 2000, and 1999, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also included assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Collins Housing, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Audit Program issued by the United States Department of Agriculture, Rural Development, we have also issued a report dated March 21, 2001, on its compliance with specific requirements applicable to major RD programs and nonmajor RD program transactions.

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

INDEPENDENT AUDITOR'S REPORT

To the Partners

Harbor Pointe/MHT Limited Dividend Housing

Association Limited Partnership

We have audited the accompanying balance sheet of Harbor Pointe/MHT Limited Dividend Housing Association Limited Partnership (a Michigan limited partnership) as of December 31, 2000, and the related statements of income, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harbor Pointe/MHT Limited Dividend Housing Association Limited Partnership as of December 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11 and 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

To The Partners

Lincoln Hotel Partnership

A California Limited Partnership

600 West Broadway, #1070

San Diego, CA 92101

Independent Auditor's Report

We have audited the accompanying balance sheets of Lincoln Hotel Partnership, a California Limited Partnership, as of December 31, 2000 and 1999 and the related statements of operations and partners' capital and statements of cash flews for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Hotel Partnership, a California Limited Partnership, as of December 31, 2000 and 1999, and the results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

INDEPENDENT AUDITOR'S REPORT

To the Partners

Lutkin Bayou Apartments, LP

Drew Mississippi

We have audited the accompanying balance sheets of Lutkin Bayou Apartments, LP (a Mississippi limited partnership), RHS Project No. 28-083-640863241 as of December 31, 2000 and 1999, and the related statements of operations, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

To The Partners

Northway Drive, Ltd.

Bryan, Texas

We have audited the accompanying balance sheets of Northway Drive, Ltd. - (A Texas Limited Partnership) as of December 31, 2000 and 1999, and the related statements of income, partners' equity and cash flows for the years ended December 31, 2000 and 1999.These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Northway Drive, Ltd. - (A Texas Limited Partnership) as of December 31, 2000 and 1999, in conformity with Generally Accepted Accounting Principles

INDEPENDENT AUDITOR' S REPORT

To the Partners

Bellwood Four Limited Partnership

We have audited the accompanying balance sheets of Bellwood Four Limited Partnership, (the Partnership), as of December 31, 2000 and 1999 and the related statements of profit (loss), changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bellwood Four Limited Partnership as of December 31, 2000 and 1999, and its results of operations, changes in partners' equity (deficit), and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 16, 2001 on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Independent Auditors' Report

To the Partners

Bowie Apartments, Ltd.

We have audited the accompanying balance sheets of Bowie Apartments, Ltd. (a limited partnership), RD Project No. 50-069-0752627345-01-7, as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bowie Apartments, Ltd., RD Project No. 50-069-0752627345-01-7, as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on Page 1-19 and 1-20 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 9, 2001 on our consideration of Bowie Apartments, Ltd's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. This report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

To the Partners

C.V.V.A. Limited Partnership

Charlotte, North Carolina

We have audited the accompanying balance sheets of C.V.V.A. Limited Partnership (a Virginia limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C.V.V.A. Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2001, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

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

Independent Auditors' Report

To the Partners

Graham Aoartments, Ltd.

We have audited the accompanying balance sheets of Graham Apartments, Ltd. (a limited partnership), RD Project No. 51-52-752663159-01-1, as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Graham Apartments, Ltd., RD Project No. 51-52-752663159-01-1, as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 23, 2001 on our consideration of Graham Apartments, Ltd's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. This report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

INDEPENDENT AUDITOR'S REPORT

To The Partners

Hillside Terrace Associates, L.P.

We have audited the accompanying balance sheet of Hillside Terrace Associates, L.P. (a Limited Partnership) as of December 31, 2000 and 1999 and the related statements of operations and partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hillside Terrace Associates, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Independent Auditor's Report

To the Partners

K. G. V. A. Limited Partnership

Charlotte, North Carolina

We have audited the accompanying balance sheets of K. G. V. A. Limited Partnership (a Virginia limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of K. G. V. A. Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2001, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

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

INDEPENDENT AUDITORS' REPORT

To the Members

Linden Partners II, LLC

We have audited the accompanying balance sheets of Linden Partners II, LLC (a Nebraska Limited Liability Company) as of December 31, 2000 and 1999, and the related statements of operations, members' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Linden Partners II, LLC as of December 3l, 2000 and 1999, and the results of its operations, and changes in members' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Independent Auditor's Report

To the Partners

Mesa Grande Apartments, Limited Partnership

Irvine, California

I have audited the accompanying balance sheet of Mesa Grande Apartments, Limited Partnership as of December 31, 2000, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mesa Grande Apartments, Limited Partnership at December 31, 2000, and thc results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

Independent Auditor's Report

To the Partners

Sunrise Homes Apartments, Limited Partnership

Irving, California

I have audited thc accompanying balance sheet of Sunrise Homes Apartments, Limited Partnership as of December 31, 2000, and the related statements of Operations, changes in partners' capital, and cash flows for thc year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards required that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing tire accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunrise Homes Apartments, Limited Partnership at December 31, 2000, and thc remits of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

INDEPENDENT AUDITOR'S REPORT

To the Partners

Pyramid One Limited Partnership

We have audited the accompanying balance sheet of Pyramid One Limited Partnership, (the Partnership), as of December 31, 2000 and the related statements of profit (loss), changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pyramid One Limited Partnership as of December 31, 2000, and its results of operations, changes in partners' equity (deficit), and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated March 2, 2001 on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Independent Auditors' Report

To the Partners

Nocona Apartments, Ltd.

We have audited the accompanying balance sheets of Nocona Apartments, Ltd. (a limited partnership), RD Project No: 50-069-0752685663-02-2 as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nocona Apartments, Ltd. RD Project No.: 50-069-0752685663-02-2 as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 5, 2001 on our consideration of Nocona Apartments, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. This report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

INDEPENDENT AUDITORS' REPORT

The Partners

Canton Housing One, L.P.

Jackson, Mississippi

We have audited the accompanying balance sheets of Canton Housing One, L.P., a Mississippi limited partnership, FmHA Project No. 28-045-0640886062 01-8, as of December 31, 2000 and 1999, and the related statements of income (loss), partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canton Housing One, L.P., FmHA Project No. 28-045-0640886062 01-8, as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 6, 2001, on our consideration of the Partnership's internal control and a report dated February 6, 2001, on its compliance with specific requirements applicable to major FmHA programs.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying financial information included on pages 14 through 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for file current budget and proposed budget columns in Part I and II and file information in Part IV included on pages 14 through 17 on which we express no opinion, has been subjected to the auditing procedures applied in file audits of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

INDEPENDENT AUDITORS' REPORT

Thc Partners

Canton Housing Two, L.P.

Jackson, Mississippi

We have audited the accompanying balance sheet of Canton Housing Two, L.P., a Mississippi limited partnership, FmHA Project No. 28-045-0640886061 01-5, as of December 31, 2000 and 1999, and the related statements of income (loss), partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standard issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in alt material respects, the financial position of Canton Housing Two, L.P., FmHA Project No. 28-045-0640886061 01-5, as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 7, 2001, on our consideration of the Partnership's internal control and a report dated February 7, 2001, on its compliance with specific requirements applicable to major FmHA programs.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying financial information included on pages 13 through 20 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the current budget and proposed budget columns in Part I and II and the information in Part IV included on pages 13 through 17, on which we express no opinion, has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

INDEPENDENT AUDITORS' REPORT

The Partners

Canton Housing Three, L.P.

Jackson, Mississippi

We have audited the accompanying balance sheets of Canton Housing Three, L.P., a Mississippi limited partnership, FmHA Project No. 28-045-0640886063 04-2, as of December 31, 2000 and 1999, and the related statements of income (loss), panners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canton Housing Three, L.P., FmHA Project No. 28-045-0640886063 04-2, as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 9, 2001 on our consideration of the Partnership's internal control and a report dated February 9, 2001, on its compliance with specific requirements applicable to major FmHA programs.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying financial information included on pages 12 through 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the current budget and proposed budget columns in Part I and II and the information in part IV included on pages 12 through 16, on which we express no opinion, has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

INDEPENDENT AUDITORS' REPORT

The Partners

Canton Housing Four, L.P.

Jackson, Mississippi

We have audited the accompanying balance sheets of Canton Housing Four, L.P., a Mississippi limited partnership, FmHA Project No. 28-045-0640886064 02-0, as of December 31, 2000 and 1999, and the related statements of income (loss), partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canton Housing Four, L.P., FmHA Project No. 28-045-0640886064-02-0, as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 9, 2001, on our consideration of the Partnership's internal control and a report dated February 9, 2001, on its compliance with specific requirements applicable to major FmHA programs.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying financial information included on pages 12 through 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the current budget and proposed budget columns in Part I and II and the information in Part IV included on pages 12 through 19, on which we express no opinion, has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

INDEPENDENT AUDITOR'S REPORT

To the Partners

Ellisville Housing, L.P.

West Point, Mississippi

We have audited the accompanying balance sheets of Ellisville Housing, L.P. (a Mississippi limited partnership), RHS Project No. 28-034-0640864667 as of December 31, 2000 and 1999, and the related statements of operations, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in ail material respects, the financial position of Ellisville Housing, L.P., and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Independent Auditor's Report

To the Partners of

Eagles Ridge Terrace, L. P.

Decatur, Texas

I have audited the accompanying balance sheets of Eagles Ridge Terrace, L. P. as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eagles Ridge Terrace, L. P. as of December 31, 2000 and 1999 and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

INDEPENDENT AUDITOR'S REPORT

To the Partners

Hattiesburg Housing, LP

Jackson, Mississippi

We have audited the accompanying balance sheets of Hattiesburg Housing, LP (a Mississippi limited partnership), RHS Project No. 28-018-640864668 as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Independent Auditor's Report

To tile Partners of

Henderson Terrace, L. P.

Bridgeport, Texas

I have audited the accompanying balance sheets of Henderson Terrace, L. P. as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility o['the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of' Henderson Terrace, L. P. as of December 3 l. 2000 and 1999 and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages I-16 and 1-17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

INDEPENDENT AUDITORS' REPORT

To the partners

Hurricane Hills II LC

I have audited the accompanying balance sheets of Hurricane Hills II LC as of December 31, 2000, and the related partners' equity for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hurricane Hills II LC as of December 31, 2000, and the results cf its operations, changes in Partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Independent Auditor's Report

To the Partners of

Lakeview Little Elm, L. P.

Little Elm. Texas

I have audited the accompanying balance sheets of Lakeview Little Elm, L. P. as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility' of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, gal audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis tbr my opinion.

In my opinion, the financial statements referred to above present fairly, in ail material respects, the financial position of Lakeview Little Elm, L. P as of December 3 l, 2000 and 1999 and the results of its operations, changes in partners' capital and cash flow's for the years then ended in conformity with generally accepted accounting principles

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages I-16 and I-17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as whole.

Independent Auditor's Report

To the Partners of

Mesquite Trails, L. P.

Jacksboro, Texas

I have audited the accompanying balance sheets of Mesquite Trails. L.P. as of December 31, 2000 and 1999. and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly', in all material respects, the financial position of Mesquite Trails, L. P. as of December 3l, 2000 and 1999 and the results of its operations, changes in partners' capital and casti flows for the years then ended in conformity with generally accepted accounting principles.

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

Independent Auditor's Report

To the Partners

N. M. V. A. Limited Partnership

Charlotte, North Carolina

We have audited the accompanying balance sheets of N. M. V. A. Limited Partnership (a Virginia limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of N. M. V. A. Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2001, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

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

Independent Auditor's Report

To the Partners of

Pilot Point Apartments, L. P.

Pilot Point, Texas

I have audited the accompanying balance sheets of Pilot Point Apartments. L. P as of' December 31, 2000 and 1999 and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards Those standards require that l plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pilot Point Apartments, L.P. as of December 31, 2000 and 1999 and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages l-16 and l-17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Independent Auditor's Report

To the Partners of

Seagraves Apartments, L.P.

Ferris, Texas

I have audited the accompanying balance sheet of Seagraves Apartments, L.P. as of December 31, 2000, and the accompanying statements of operations, partners' capital and cash flows for the year then ended. Those statements are the responsibility of the partnership's management. My responsibility is to express an opinion on the financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence, supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seagraves Apmartments, L.P. as of December 31, 2000 and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages I-16 and I-17 is presented for purposes of additional analysis and is not a required part of basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole,

INDEPENDENT AUDITOR'S REPORT

Partners

Sencit Hampden Associates, L.P.

We have audited the accompanying balance sheets of SENCIT HAMPDEN ASSOCIATES, L.P., ROTH VILLAGE TOWNHOMES, PHFA Project No. 0-546, as of December 31, 2000 and 1999, and the related statements of profit and loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sencit Hampden Associates, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

INDEPENDENT AUDITOR'S REPORT

To the Partners

Silver Creek/MHT Limited Dividend Housing

Association Limited Partnership

We have audited the accompanying balance sheet of Silver Creek/MHT Limited Dividend Housing Association Limited Partnership (a Michigan limited partnership) as of December 31, 2000, and the related statements of income, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silver Creek/MHT Limited Dividend Housing Association Limited Partnership as of December 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11 and 12 is presented for' purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

Independent Auditor's Report

To the Partners

Indiana Development Limited Partnership

Novi, Michigan

We have audited the accompanying balance sheets of Indiana Development Limited Partnership as of December 31, 2000 and 1999 and the related statements of operation, partner capital and cash flows for the years then ended. These financial statements are the responsibility of Indiana Development Limited Partnership's management. Our responsibility is to express an opinion on the financial statement based upon our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indiana Development Limited Partnership as of December 31, 2000 and 1999 and the results of its operations and its cash flow for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 12, 13 and 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as whole.

INDEPENDENT AUDITOR'S REPORT

To the Partners of Martinsville-I, Ltd.

I have audited the accompanying balance sheet of Martinsville-I, Ltd. (a Kentucky limited partnership) as of December 31, 2000 and the related statements of operations, changes in partners' capital and cash flows for the year then ended. The financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Martinsville-I, Ltd. at December 31, 2000, and its operations, changes in partners' capital and cash flows for the year then ended in conformity with generally accepted accounting principles.

Auditors' report

To the Partners

Parkside Plaza Associates, L. P.

New York, New York

We have audited the accompanying balance sheet of Parkside Plaza Associates, L. P.

(a New York State limited partnership) as of December 31, 2000. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statements based on our audit. The balance sheet of Parkside Plaza Associates, L.P. was audited by other auditors whose report dated February 3, 2000, expressed an unqualified opinion on that balance sheet.

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

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Parkside Plaza Associates, L. P. as of December 31, 2000 and is in conformity with generally accepted accounting principles.

INDEPENDENT AUDITOR'S REPORT

To the Partners

Pyramid Four Limited Partnership

We have audited the accompanying balance sheet of Pyramid Four Limited Partnership, (the Partnership), as of December 31, 2000 and the related statements of profit (loss), changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, an audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pyramid Four Limited Partnership as of December 31, 2000, and its results of operations, changes in partners' equity (deficit), and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 19, 2001 on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

INDEPENDENT AUDITOR'S REPORT

To the Partners

Bradford Group Partners of Jefferson County, L.P.

We have audited the accompanying balance sheet of Bradford Group Partners of Jefferson County, L.P. (a limited partnership) as of December 31, 2000, and the related statements of income (loss), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bradford Group Partners of Jefferson County, L.P. as of December 31, 2000, and the results of its operations, changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

Independent Auditors' Report

To the Partners of

NHC Partnership 5, L.P.

(A Virginia Limited Partnership)

We have audited the accompanying balance sheet of NHC Partnership 5, L.P. as of December 31, 2000, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NHC Partnership 5, L.P. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

INDEPENDENT AUDITORS' REPORT

To the Partners

Belmont Affordable Housing II, L.P.

Springfield, Pennsylvania

We have audited the accompanying balance sheets of Belmont Affordable Housing II, L.P. (a Pennsylvania Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations and other comprehensive loss, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Belmont Affordable Housing II, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Independent Auditor's Report

Partners

RHP 96-1 Limited Partnership

Novi, Michigan

We have audited the accompanying balance sheets of RHP 96-1 Limited Partnership as of December 31, 2000 and 1999 and the related statements of operations, partner capital and cash flows for the years then ended. These financial statements are the responsibility of RHP 96-1 Limited Partnership's management. Our responsibility is to express an opinion on the financial statement based upon our audit.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in tile financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RHP 96-1 Limited Partnership as of December 31, 2000 and 1999 and the results of its operations and its cash flow for the years then ended in conformity with generally accepted accounting principles.

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

INDEPENDENT AUDITOR'S REPORT

To the Partners

New Caney Housing II, Ltd.

We have audited the accompanying balance sheet of New Caney Housing II, Ltd. as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficit), and cash flow for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the accompanying financial statements referred to above present fairly, in all material respects, the financial position of New Caney Housing II, Ltd. as of December 31, 2000 and 1999, and the results of its operation and its cash flows for the year ending December 31, 2000 and 1999, in conformity with generally-accepted accounting principles.

Ladies and Gentlemen:

We have audited and reported on the financial statements of Aloha Housing Limited Partnership in which Boston Capital Tax Credit Fund IV, L.P. (Series 36) is an investor limited partner, for the year ended December 31, 2000 and have issued our report thereon. Ill connection therewith, we represent the following:

.

1. That we are aware that the financial statements of Aloha Housing Limited Partnership which we have audited will be included in the financial statements on which you will report, and that our report therewith will be referred to in your report;

2. That we are independent of each partnership under the requirements of the Securities Exchange Commission; and

3. That we are independent of each partnership under the requirements of the American Institute of Certified Public Accountants.

Thank you for your time. Please contact me if you have any questions.

Independent Auditors' Report

To The Partners

Riverview Bend Limited Partnership

Crystal City, Missouri

We have audited the accompanying balance sheet of Riverview Bend Limited Partnership (Riverview Bend Apartments, Project No. 085-35329-PM-L8) as of December 31, 2000, and the related statements of profit and loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riverview Bend Limited Partnership as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 17 to 20 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 23, 2001 on our consideration of Riverview Bend Limited Partnership's internal control and reports dated January 23, 2001 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Independent Auditors' Report

Partners

Senior Suites Chicago Washington Heights

Limited Partnership

Chicago, Illinois

We have audited the accompanying balance sheet of Senior Suites Chicago Washington Heights Limited Partnership (an Illinois Limited Partnership) as of December 31, 2000, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Senior Suites Chicago Washington Heights Limited Partnership as of December 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of other operating expenses on page 9 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baldwin Villas Limited Dividend Housing Association Limited Partnership as of December 31, 2000 and 1999 and the results of its operations and its cash flow for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pagcl3 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as whole.

Independent Auditor's Report

February 1, 2001

Partners

Baldwin Villas Limited Dividend

Housing Association Limited Partnership

Novi, Michigan

We have audited the accompanying balance sheets of Baldwin Villas Limited Dividend Housing Association Limited Partnership as of December 31, 2000 and 1999 and the related statements of operations, partner capital and cash flows for the years then ended. These financial statements are the responsibility of Baldwin Villas Limited Dividend Housing Association Limited Partnership's management. Our responsibility is to express an opinion on the financial statement based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baldwin Villas Limited Dividend Housing Association Limited Partnership as of December 31, 2000 and 1999 and the results of its operations and its cash flow for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page l3 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as whole.

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

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The additional information shown on pages 12 to 14 is presented for the purpose of complying with the requirements of the U.5 Department of Agriculture, Rural Housing Service, for the year ended December 31, 1999, and is not a required part of the financial statements. Such additional information, presented in Column 2 of Parts I. II and III of the Multiple Family Housing Project Budget (Form RD 1930-7), has been subjected to the auditing procedures applied in the audit of the financial statements for that year, and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole. Columns 1, 3 and 4 of Parts I, II and III and Parts IV, V and VI of the Multiple Family Housing Project Budget have not been subjected to the auditing procedures applied in the audits of the financial statements, and accordingly, we express no opinion on Columns 1, 3 and 4 of Parts I, II and III and Parts IV, V and VI of the Multiple Family Housing Project Budget.

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

We conducted our audits in accordance with generally accepted auditing standards. Those standards require, that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 15, 2000 on our consideration of Washington Arms Apartments' internal controls and a report dated February 15, 2000 on its compliance with laws and regulations .

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

INDEPENDENT AUDITORS REPORT

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

The Partners

Meridian Housing, L.P.

We have audited the accompanying balance sheet of Meridian Housing, L.P., RD Case No. 28-0380640893892, as of December 31, 1999, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statememt. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

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

We conducted our audits in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and signifLcant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinlon.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information listed in the table of contents is presented for purposes of additional analysis and is not a requfred part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 and 10 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, is fairly stated in all niaterial respects in relation to the basic financial statements taken as a whole.

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

In our opinion, the financial statements referred to above present, the financial position of Ellisville Housing, L.P., and the results of its operations and its cash flows for the years then ended in conformity with qenerally accepted accounting principles.

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

To the Partners

Indiana Development Limited Partnership

Novi, Michigan

We have audited the accompanying balance sheets of Indiana Development Limited Partnership as of December 31, 1999 and 1998 and the related statements of operation, partner capital and cash flows for the years then ended. These financial statements are the responsibility of Indiana Development Limited Partnership's management. Our responsibility is to express an opinion on the financial statement based upon our audit.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation We believe that our audits provide a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indiana Development Limited Partnership as of December 31, 1999 and 1998 and the results of its operations and its cash flow for the years then ended in conformity with generally accepted accounting principles.

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

Partners

Cypress Point Housing Limited Partnership

Bellevue, Washington

We have audited the accompanying balance sheet of Cypress Point Housing Limited Partnership, as of December 31, 1999, and the related statements of operations changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

(606) 223-3095

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

Junkermier-Clark Ronald A. Taylor, CPA Gerald L. Hanson, CPA

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

Dauby O'Connor a Zaleski, LLC

Carmel, Indiana

Certified Public Accountants

698 Pro Med Lane Carmel, Indiana 46032 317-848-5700 Fax: 317-815-6140

Boston Capital Tax Credit Fund IV LP - Series 20

Schedule III - Real Estate and Accumulated Depreciation

March 31, 2001

		Initial cost to company		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements	Land	Buildings and Improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
2730 LAFFERTY ST	5,088,782	435,550	3,717,895	4,177,891	435,550	7,895,786	8,331,336	2,310,384	09/95	06/94	5-27.5
ASHBURY APTS	1,207,562	148,007	2,158,237	54,862	148,007	2,213,099	2,361,106	528,683	06/94	04/94	5-27.5
BENNETS PT	1,338,188	71,749	1,557,622	16,440	71,749	1,574,062	1,645,811	418,591	08/94	03/94	5-27.5
BRADLEY ELDERLY	795,659	4,000	986,204	449	4,000	986,653	990,653	224,295	03/95	08/94	5-27.5
BREEZE COVE	2,711,360	128,751	5,333,835	20,014	128,751	5,353,849	5,482,600	1,452,975	10/94	05/94	5-27.5
CASCADES COMMONS	14,520,486	5,131,293	2,743,532	23,525,751	3,375,809	26,269,283	29,645,092	5,080,348	10/95	06/94	5-27.5
CLARKESVILLE ESTATES	692,040	28,550	838,235	9,061	28,550	847,296	875,846	298,182	09/94	06/94	5-27.5

COLLEGE GREEN	3,742,217	225,000	6,813,536	13,831	225,000	6,827,367	7,052,367	1,534,699	08/95	03/95	5-27.5
CONCORDIA HOUSING	1,460,531	0	1,997,510	0	0	1,997,510	1,997,510	308,332	07/95	08/94	10-40
COUSHATTA SR II	706,556	25,700	904,920	2,640	25,700	907,560	933,260	152,819	03/94	05/94	5-27.5
CYNTHIANA HOUSING	824,579	32,117	1,016,135	678,695	32,117	1,694,830	1,726,947	444,385	04/95	10/94	5-27.5
EAST DOUGLAS	2,153,575	23,913	2,593,259	1,432,327	23,913	4,025,586	4,049,499	776,992	12/95	07/94	5-27.5
EDISON LANE	717,169	6,900	951,249	786	6,900	952,035	958,935	203,199	10/95	09/94	5-27.5
EVERGREEN HILLS	2,773,033	157,537	4,337,312	565,830	157,537	4,903,142	5,060,679	1,393,700	01/95	08/94	5-27.5
FAIR OAKS	1,409,468	123,600	1,767,207	2,689	125,000	1,769,896	1,894,896	402,419	05/95	07/94	5-27.5
FLORAL ACRES	1,029,680	148,672	1,187,134	0	148,672	1,187,134	1,335,806	189,199	08/94	05/94	5-27.5
FOREST GLEN	1,325,891	84,800	1,663,592	3,192	109,800	1,666,784	1,776,584	409,184	02/95	07/94	5-27.5
FRANKLINTON ELDERLY	1,692,776	64,300	2,074,319	10,656	64,300	2,084,975	2,149,275	328,570	10/94	04/94	5-50

GOLDENROD LTD	7,347,078	800,000	13,425,210	53,812	770,000	13,479,022	14,249,022	3,006,566	06/95	04/94	5-27.5
HARRISONBURG	686,034	10,160	877,026	0	10,160	877,026	887,186	166,502	01/94	05/94	7-40
NORTHFIELD	2,893,373	192,208	4,326,388	2,120,158	193,208	6,446,546	6,639,754	1,400,931	05/95	06/94	5-27.5

Boston Capital Tax Credit Fund IV LP - Series 20

Schedule III - Real Estate and Accumulated Depreciation

March 31, 2001

		Initial cost to company		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements	Land	Buildings and Improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
PARKSIDE HOUSING	673,973	80,000	943,917	51,750	80,000	995,667	1,075,667	246,420	01/94	12/94	5-27.5
SHADY LANE	940,600	60,000	1,157,181	0	60,000	1,157,181	1,217,181	208,358	10/93	05/94	5-27.5
VIRGINIA AVENUE	1,306,636	121,238	3,510,339	9,654	121,238	3,519,993	3,641,231	856,777	10/94	10/94	5-27.5

	58,037,246	8,104,045	66,881,794	32,750,488	6,345,961	99,632,282	105,978,243	22,342,510

Since the Operating Partnerships maintain a calendar year end the information reported on this schedule is as of December 31,
2000.

**There were no carrying costs as of December 31, 2000. The column has been omitted for presentation purposes.

Notes to Schedule III
Boston Capital Tax Credit Fund IV LP - Series 20

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period - 4/1/94		$0
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	47,152,331
Improvements, etc	0
Other	0
		$47,152,331
Deductions during period:
Cost of real estate sold	$0
Other*	0
		$0
Balance at close of period - 3/31/95		$47,152,331
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	6,999,847
Improvements, etc	50,521,023
Other	0
		$57,520,870
Deductions during period:
Cost of real estate sold	$0
Other*	0
		$0
Balance at close of period - 3/31/96		$104,673,201
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	718,412
Other	0
		$718,412
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/97		$105,391,613

Notes to Schedule III
Boston Capital Tax Credit Fund IV LP - Series 20 (continued)

Balance at close of period - 3/31/97		$105,391,613
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	286,982
Other	0
		$286,982
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/98		$105,678,595
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	152,834
Other	0
		$152,834
Deductions during period:
Cost of real estate sold	$0
Other *	0
		$0
Balance at close of period - 3/31/99		$105,831,429
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	55,995
Other	0
		$55,995
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/00		$105,887,424

Notes to Schedule III
Boston Capital Tax Credit Fund IV LP - Series 20 (continued)

Balance at close of period - 3/31/00		$105,887,424
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	90,819
Other	0
		$90,819
Deductions during period:
Cost of real estate sold	$0
Other **	0
		$0
Balance at close of period - 3/31/01		$105,978,243

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 4/1/94		$0
Current year expense	$509,226
Balance at close of period - 3/31/95		$509,226
Current year expense	$2,750,192
Balance at close of period - 3/31/96		$3,259,418
Current year expense	$3,936,515
Balance at close of period - 3/31/97		$7,195,933
Current year expense	$3,837,060
Balance at close of period - 3/31/98		$11,032,933
Current year expense	$3,805,824
Balance at close of period - 3/31/99		$14,838,817
Current year expense	$3,729,052
Balance at close of period - 3/31/99		$18,567,869
Current year expense	$3,774,641
Balance at close of period - 3/31/01		$22,342,510

Boston Capital Tax Credit Fund II Limited Partnership - Series 21
Schedule III - Real Estate and Accumulated Depreciation
March 31, 2001

		Initial cost to company		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements	Land	Buildings and Improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
ATLANTIC CITY	5,290,000	100,000	8,334,766	961,945	100,000	9,296,711	9,396,711	1,433,128	10/95	09/94	5-27.5
BLACK RIVER RUN	1,224 ,219	15,000	2,171,360	2,365	15,000	2,173,725	2,188,725	389,617	12/94	10/94	5-27.5
CAMPTON HOUSING	1,025,484	74,511	1,256,245	38,703	74,511	1,294,948	1,369,459	222,834	10/94	08/94	5-40
CATTARAGUS MANOR	1,091,156	56,630	1,238,241	173,801	56,630	1,412,042	1,468,672	219,721	04/95	08/94	5-27.5
CENTRUM FAIRFAX	5,864,648	1,160,250	7,247,614	(193,671)	1,160,250	7,053,943	8,214,193	934,836	09/95	11/94	5-30
CENTRUM FREDERICK	4,855,542	1,380,000	6,922,259	(86,761)	1,080,000	6,835,498	7,915,498	947,892	09/95	10/94	5-27.5
FORT HALIFAX	1,138,959	120,000	1,324,762	259,751	121,200	1,584,513	1,705,713	361,136	01/95	09/94	5-27.5
HAVELOCK MANOR	1,841,883	120,000	2,194,078	3,419	120,000	2,197,497	2,317,497	377,000	10/95	12/94	5-27.5
HOLLY VILLAGE	712,416	15,270	962,236	6,026	15,270	968,262	983,532	223,305	06/95	08/94	5-27.5
LIVE OAK VILLAGE	761,807	63,210	899,606	29,036	63,210	928,642	991,852	139,445	07/95	10/94	6-40
LOOKOUT RIDGE	647,621	62,000	1,639,096	0	62,000	1,639,096	1,701,096	357,618	12/94	12/94	5-27.5
PINEDALE II	1,377,181	27,906	2,876,158	4,000	12,906	2,880,158	2,893,064	504,144	12/94	10/94	5-27.5
PUMPHOUSE CROSSING	1,258,347	10,000	2,431,087	0	10,000	2,431,087	2,441,087	447,840	12/94	10/94	5-27.5

TOWERVIEW	1,124,481	46,629	1,571,026	76,864	46,629	1,647,890	1,694,519	260,888	05/95	11/94	5-27.5

	28,213,744	3,251,406	41,068,534	1,275,478	2,937,606	42,344,012	45,281,618	6,819,404

Since the Operating Partnerships maintain a calendar year end the information reported on this schedule is as of December 31, 2000.

**There were no carrying costs as of December 31, 2000. The column has been omitted for presentation purposes.

Notes to Schedule III
Boston Capital Tax Credit Fund IV LP - Series 21

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period - 4/1/94		$0
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	14,011,014
Improvements, etc	0
Other	0
		$14,011,014
Deductions during period:
Cost of real estate sold	$0
Other*	0
		$0
Balance at close of period - 3/31/95		$14,011,014
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	31,821,601
Improvements, etc	693,221
Other	0
		$32,514,822
Deductions during period:
Cost of real estate sold	$0
Other*	0
		$0
Balance at close of period - 3/31/96		$46,525,836
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	102,815
Other	0
		$102,815
Deductions during period:
Cost of real estate sold	$(1,512,675)
Other	(193,671)
		$(1,706,346)
Balance at close of period - 3/31/97		$44,922,305

Notes to Schedule III
Boston Capital Tax Credit Fund IV LP - Series 21 (continued)

Balance at close of period - 3/31/97		$44,922,305
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	108,749
Other	0
		$108,749
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/98		$45,031,054
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	77,404
Other	0
		$77,404
Deductions during period:
Cost of real estate sold	$0
Other *	0
		$0
Balance at close of period - 3/31/99		$45,108,458
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	135,007
Other	0
		$135,007
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/00		$45,243,465

Notes to Schedule III
Boston Capital Tax Credit Fund IV LP Series - 21 (continued)

Balance at close of period - 3/31/00			$45,243,465
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	38,153
Other	0
			$38,153
Deductions during period:
Cost of real estate sold	$0
Other **	0
		$
Balance at close of period - 3/31/01			$45,281,618

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 4/1/94			$0
Current year expense	$117,569
Balance at close of period - 3/31/95			$117,569
Current year expense	$790,213
Balance at close of period - 3/31/96			$907,782
Current year expense	$1,104,203
Balance at close of period - 3/31/97			$2,011,985
Current year expense	$1,204,163
Balance at close of period - 3/31/98			$3,216,148
Current year expense	$1,204,255
Balance at close of period - 3/31/99			$4,420,403
Current year expense	$1,205,452
Balance at close of period - 3/31/00			$5,625,855
Current year expense	$1,193,549
Balance at close of period - 3/31/01			$6,819,404

Boston Capital Tax Credit Fund IV Limited Partnership - Series 22 Schedule III - Real Estate and Accumulated Depreciation March 31, 2001
		Initial cost to company		Cost capitalized subsequent to acquisition	Gross amout at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
ALBAMARLE VILLAGE	1,446,510	91,280	1,720,443	18,690	91,280	1,739,133	1,830,413	459,541	09/94	09/94	5-27.5
BAYOU CROSSING	8,699,729	867,209	16,061,472	60,768	857,500	16,122,240	16,979,740	2,276,185	01/96	11/94	12-39
BELLWOOD LP	1,244,042	64,715	1,505,852	81,044	64,715	1,586,896	1,651,611	233,865	07/95	09/95	5-27.5
BIRCH RIDGE	2,800,000	178,000	0	5,656,356	178,000	5,656,356	5,834,356	751,636	03/96	01/95	5-40
BLACK RIVER RUN	1,224,219	15,000	2,171,360	2,365	15,000	2,173,725	2,188,725	389,617	12/94	04/95	5-27.5
CLARENDON COURT	1,444,808	41,930	1,799,906	1,329	41,930	1,801,235	1,843,165	416,016	04/95	10/94	7-27.5
COBBLESTONE	1,410,995	79,567	1,679,627	6,537	79,567	1,686,164	1,765,731	441,926	05/94	01/95	5-27.5
CONCORDIA II	1,489,217	169,820	1,854,563	0	169,820	1,854,563	2,024,383	292,899	11/95	01/95	10-40
CONCORDIA III	1,480,631	0	0	1,894,169	172,090	1,894,169	2,066,259	284,306	12/95	02/95	10-40
CRYSTAL CITY FESTUS	1,438,888	120,732	3,137,651	48,438	120,732	3,186,089	3,306,821	671,243	11/95	01/95	5-27.5

DRAKES BRANCH	1,262,382	75,473	1,511,490	(52,029)	75,473	1,459,461	1,534,934	342,001	06/95	01/95	5-27.5
EDMOND PROP	3,856,559	160,000	0	7,037,006	160,000	7,037,006	7,197,006	1,196,538	03/96	11/94	5-27.5
ELKS TOWER	825,054	10,000	1,344,357	294,430	10,000	1,638,787	1,648,787	238,213	12/96	10/95	27.5
FONDA LP	1,024,494	25,000	1,310,014	41,328	25,000	1,351,342	1,376,342	341,209	10/94	12/94	5-27.5
GOLDENROD	7,347,078	770,000	13,323,746	155,276	770,000	13,479,022	14,249,022	3,006,566	06/95	03/95	7-27.5
KIMBARK 1200	1,979,452	495,120	3,102,192	72,433	495,120	3,174,625	3,669,745	417,238	12/95	09/95	40
LAKE STREET	1,355,637	20,000	1,846,543	78,213	20,000	1,924,756	1,944,756	292,352	09/95	04/95	5-27.5
LAKE CITY	1,167,173	111,455	1,414,574	0	111,455	1,414,574	1,526,029	160,197	08/98	06/98	5-27.5
LOST TREE	1,584,933	85,000	4,510,201	12,810	85,000	4,523,011	4,608,011	763,915	06/95	04/95	5-27.5
MARKSVILLE SQUARE	958,494	66,000	250,449	986,314	66,000	1,236,763	1,302,763	162,337	01/96	01/95	5-40
PHILADELPHIA HOUSING I	541,844	13,750	757,989	11,823	13,750	769,812	783,562	87,069	08/95	07/95	5-27.5

Boston Capital Tax Credit Fund IV LP - Series 22 Schedule III - Real Estate and Accumulated Depreciation March 31, 2001
		Initial cost to company		Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
PHILADELPHIA HOUSING II	846,631	25,000	1,219,579	12,592	25,000	1,232,171	1,257,171	138,673	08/95	07/95	5-27.5

QUANKEY HILLS	1,008,990	51,368	1,189,397	4,656	51,368	1,194,053	1,245,421	279,186	03/95	01/95	5-27.5
RICHMOND HARDIN	884,351	55,000	2,143,538	17,902	57,212	2,161,440	2,218,652	526,219	02/95	12/94	5-27.5
ROXBURY VETERANS	715,700	0	0	1,286,403	27,956	1,286,403	1,314,359	197,774	05/97	12/96	5-27.5
SACRAMENTO APTS	433,470	18,000	575,442	0	18,000	575,442	593,442	120,368	09/95	08/95	5-27.5
SALEM LP	955,140	33,093	1,132,389	4,657	33,093	1,137,046	1,170,139	271,474	12/94	01/95	5-27.5
SWEDESBORO HOUSING	1,473,794	168,295	1,814,291	(24,245)	168,295	1,790,046	1,958,341	275,615	06/95	07/95	5-27.5

TROY VILLA	1,936,029	231,605	4,084,841	6,266	231,605	4,091,107	4,322,712	987,761	06/95	12/94	5-27.5

	52,836,244	4,042,412	71,461,906	17,715,531	4,234,961	89,177,437	93,412,398	16,021,939

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 2000.

**There we no carrying costs as of December 31, 2000. The Column has been omitted for presentation purposes.

Notes to Schedule III
Boston Capital Tax Credit Fund IV LP - Series 22

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period - 4/1/94		$0
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	2,699,758
Improvements, etc	0
Other	0
		$2,699,758
Deductions during period:
Cost of real estate sold	$0
Other*	0
		$0
Balance at close of period - 3/31/95		$2,699,758
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	75,121,060
Improvements, etc	15,793
Other	0
		$75,136,853
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/96		$77,836,611
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	16,438,316
Other	0
		$16,438,316
Deductions during period:
Cost of real estate sold	(3,852,006)
Other	0
		$(3,852,006)
Balance at close of period - 3/31/97		$90,422,921

Notes to Schedule III
Boston Capital Tax Credit Fund IV LP - Series 22 (continued)

Balance at close of period - 3/31/97		$90,422,921
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	1,217,148
Other	0
		$1,217,148
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/98		$91,640,069
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	1,515,875
Improvements, etc	64,662
Other	0
		$1,580,537
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/99		$93,220,606
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	186,728
Other	0
		$186,728
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/00		$93,407,334

Notes to Schedule III
Boston Capital Tax Credit Fund IV LP - Series 22 (continued)

Balance at close of period - 3/31/00		$93,407,334
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	5,064
Other	0
		$5,064
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/01		$93,412,398

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 4/1/94		$0
Current year expense	$16,389
Balance at close of period - 3/31/95		$16,389
Current year expense	$1,685,278
Balance at close of period - 3/31/96		$1,701,667
Current year expense	$2,638,228
Balance at close of period - 3/31/97		$4,339,895
Current year expense	$2,931,844
Balance at close of period - 3/31/98		$7,271,739
Current year expense	$2,937,708
Balance at close of period - 3/31/99		$10,209,447
Current year expense	$2,916,355
Balance at close of period - 3/31/00		$13,125,802
Current year expense	$2,896,137
Balance at close of period - 3/31/01		$16,021,939

Boston Capital Tax Credit Fund II Limited Partnership - Series 23
Schedule III - Real Estate and Accumulated Depreciation
March 31, 2001

		Initial cost to company		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements	Land	Buildings and Improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
BARLEE PROPERTIES	800,237	64,000	1,641,754	0	64,000	1,641,754	1,705,754	320,848	11/95	07/95	5-30
BAYOU CROSSING	8,699,729	857,500	16,061,472	60,768	857,500	16,122,240	16,979,740	2,276,185	01/96	02/95	12-39
BIRCH RIDGE	2,800,000	178,000	0	5,656,356	178,000	5,656,356	5,834,356	751,636	03/96	01/95	5-40
BRODERICK HOUSING	2,050,615	275,037	4,540,011	36,195	275,037	4,576,206	4,851,243	601,142	06/96	08/95	7-27.5
COLONNA REDEVELOPMENT	1,128,784	374,310	3,470,813	19,650	374,310	3,490,463	3,864,773	549,636	05/94	05/95	7-40

CONCORDIA II	1,489,217	169,820	1,854,563	0	169,820	1,854,563	2,024,383	292,899	11/95	01/95	10-40
CONCORDIA III	1,480,631	0	0	1,894,169	172,090	1,894,169	2,066,259	284,306	12/95	02/95	7-27.5
CRYSTAL CITY FESTUS	1,438,888	120,732	3,137,651	48,438	120,732	3,186,089	3,306,821	671,243	11/95	02/95	5-40

EDMOND PROP	3,856,559	160,000	0	7,037,006	160,000	7,037,006	7,197,006	1,196,538	03/96	11/94	5-40
HALLS FERRY APTS.	1,140,424	5,064	2,984,978	197,648	5,064	3,182,626	3,187,690	444,730	12/95	08/95	5-40
HURLEYVILLE	1,167,072	143,182	1,549,696	797	143,182	1,550,493	1,693,675	211,707	12/95	07/95	5-15
ITHACA I APTS.	657,852	37,945	808,775	6,752	37,945	815,527	853,472	126,523	07/95	11/95	7-27.5
KIMBARK 1200	1,979,452	495,120	3,102,192	72,433	495,120	3,174,625	3,669,745	417,238	12/95	09/95	5-40
MATHIS APTS.	908,452	25,819	1,176,999	0	25,819	1,176,999	1,202,818	176,168	01/95	01/95	5-40
MID CITY ASSOC	2,959,286	15,058	6,616,466	0	15,058	6,616,466	6,631,524	1,553,563	06/94	09/95	5-27.5
ORANGE GROVE	665,739	43,180	824,814	0	43,180	824,814	867,994	131,881	02/95	01/95	5-40
PHILMONT	1,489,439	40,000	1,885,476	8,506	40,000	1,893,982	1,933,982	429,797	05/95	05/95	5-40
SACRAMENTO SRO	2,404,884	0	0	5,366,237	133,000	5,366,237	5,499,237	615,596	12/96	09/95	7-39
SOUTH HILLS	1,856,557	131,000	1,261,754	2,630,952	131,000	3,892,706	4,023,706	542,720	02/96	06/95	5-40
ST. PETERS VILLA	1,835,511	425,974	0	3,486,419	425,974	3,486,419	3,912,393	720,032	03/96	07/95	5-27.5
VILLAGE WOODS	1,584,265	51,080	3,637,023	341,539	51,080	3,978,562	4,029,642	549,472	12/95	05/95	5-40
WOODLAND PROP	307,159	30,000	593,884	0	30,000	593,884	623,884	119,096	06/95	07/95	7-30

	42,700,752	3,642,821	55,148,321	26,863,865	3,947,911	82,012,186	85,960,097	12,982,956

Since the Operating Partnerships maintain a calendar year end the information reported on this schedule is as of December 31, 2000.

**There were no carrying costs as of December 31, 2000. The column has been omitted for presentation purposes.

Notes to Schedule III
Boston Capital Tax Credit Fund IV LP - Series 23

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period - 4/1/95		$0
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	58,791,142
Improvements, etc	0
Other	0
		$58,791,142
Deductions during period:
Cost of real estate sold	$0
Other*	0
		$0
Balance at close of period - 3/31/96		$58,791,142
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	25,651,522
Improvements, etc	0
Other	0
		$25,651,522
Deductions during period:
Cost of real estate sold	$0
Other*	(21,382)
		$(21,382)
Balance at close of period - 3/31/97		$84,421,282
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	874,764
Other	0
		$874,764
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/98		$85,296,046

Notes to Schedule III
Boston Capital Tax Credit Fund IV LP - Series 23 (continued)

Balance at close of period - 3/31/98		$85,296,046
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	800,197
Other	0
		$800,197
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/99		$86,096,243
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	62,167
Other	0
		$62,167
Deductions during period:
Cost of real estate sold	$0
Other *	0
		$0
Balance at close of period - 3/31/00		$86,158,410
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	24,036
Other	0
		$24,036
Deductions during period:
Cost of real estate sold	$0
Other *	(222,349)
		$(222,349)
Balance at close of period - 3/31/01		$85,960,097

Notes to Schedule III
Boston Capital Tax Credit Fund IV LP - Series 23 (continued)

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 4/1/95		$0
Current year expense	$693,729
Balance at close of period - 3/31/96		$693,729
Current year expense	$2,288,171
Balance at close of period - 3/31/97		$2,981,900
Current year expense	$2,505,105
Balance at close of period - 3/31/98		$5,487,005
Current year expense	$2,518,829
Balance at close of period - 3/31/99		$8,005,834
Current year expense	$2,486,449
Balance at close of period - 3/31/00		$10,492,283
Current year expense	$2,490,673
Balance at close of period - 3/31/01		$12,982,956

Boston Capital Tax Credit Fund IV LP-Series 24 Schedule III - Real Estate and Accumulated Depreciation March 31, 2001
		Initial cost to company		Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
AUTUMN RIDGE	1,533,797	125,347	0	1,752,555	125,347	1,752,555	1,877,902	273,689	01/97	07/96	5-27.5
BROOKS SUMMIT APTS.	1,112,961	44,000	0	1,459,753	44,000	1,459,753	1,503,753	259,193	11/97	12/95	5-27.5

BROWNSVILLE ASSOC	1,198,149	58,945	1,476,197	(267,769)	58,945	1,208,428	1,267,373	188,455	0.09	09/95	5-40
CENTENARY HOUSING	2,597,500	57,760	3,697,046	38,909	57,760	3,735,955	3,793,715	503,297	12/97	05/97	5-27.5
CENTURY EAST IV APTS.	624,336	90,000	984,989	12,026	90,000	997,015	1,087,015	165,818	08/95	08/95	5-40
CENTURY EAST V APTS.	624,336	90,000	982,504	12,241	90,000	994,745	1,084,745	163,219	09/95	11/95	5-40

COMMERCE PKWY	1,851,621	242,000	1,579,251	2,679,076	242,000	4,258,327	4,500,327	851,231	04/97	09/95	5-27.5
COOLIDGE PINAL	1,129,571	40,000	1,363,991	4,222	40,000	1,368,213	1,408,213	182,452	04/96	04/96	5-27.5
EDENFIELD	1,277,433	10,280	1,709,535	36,775	10,280	1,746,310	1,756,590	353,914	12/96	01/96	28
ELM STREET	1,922,132	183,547	3,715,562	2,804	183,547	3,718,366	3,901,913	453,523	01/96	01/96	5-27.5
JEREMY ASSOC	3,564,103	522,890	6,954,516	246,366	522,890	7,200,882	7,723,772	1,049,005	12/95	06/96	5-40
LAKE I APTS.	604,976	85,000	1,012,730	15,790	85,000	1,028,520	1,113,520	174,058	07/95	08/95	5-40
LAURELWOOD PARK	2,357,578	230,000	5,379,607	6,801	230,000	5,386,408	5,616,408	899,279	10/96	02/96	5-27.5
LOS LUNAS	1,208,959	150,000	2,280,094	(38,848)	150,000	2,241,246	2,391,246	407,686	06/96	08/96	5-27.5
NEW HILLTOP	1,695,714	54,366	2,145,934	3,550	52,591	2,149,484	2,202,075	448,269	11/95	11/95	5-40
NEW MADISON PARK IV	7,618,062	541,624	11,606,586	154,609	541,624	11,761,195	12,302,819	2,074,316	03/97	05/96	5-27.5

NORTH HAMPTON PLACE	803,922	207,550	2,230,062	2,200	0	2,232,262	2,232,262	464,518	03/96	11/95	N/A

NORTHFIELD HOUSING	190,369	70,000	446,355	3,513	70,000	449,868	519,868	84,769	09/96	12/96	5-27.5

OVERTON ASSOC	1,223,647	130,000	1,529,213	28,717	130,000	1,557,930	1,687,930	168,208	09/96	06/96	5-40
PAHRUMP VALLEY	1,391,681	63,000	1,757,158	0	63,000	1,757,158	1,820,158	321,328	07/96	07/96	7-27.5
STANTON ASSOC	1,208,270	85,971	1,535,425	(282,577)	85,971	1,252,848	1,338,819	189,004	09/95	09/95	5-40

Boston Capital Tax Credit Fund IV LP - Series 24
Schedule III - Real Estate and Accumulated Depreciation
March 31, 2001

		Initial cost to company		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements	Land	Buildings and Improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
SG WYANDOTTE	3,325,571	950,000	0	6,616,598	950,000	6,616,598	7,566,598	1,001,965	02/97	04/96	5-27.5
WOODLAND ASSOCIATES	1,132,491	108,900	1,437,608	65,364	108,900	1,502,972	1,611,872	198,537	09/95	11/95	5-50

ZWOLLE APTS.	866,916	10,000	930,782	188,315	10,000	1,119,097	1,129,097	178,645	04/96	11/95	5-40

	41,064,095	4,151,180	54,755,145	12,740,990	3,941,855	67,496,135	71,437,990	11,054,378

Since the Operating Partnerships maintain a calendar year end the information reported on this schedule is as of December 31, 2000.

**There were no carrying costs as of December 31, 2000. The column has been omitted for presentation purposes.

Notes to Schedule III
Boston Capital Tax Credit Fund IV LP - Series 24

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period - 4/1/95		$0
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	15,269,744
Improvements, etc	0
Other	0
		$15,269,744
Deductions during period:
Cost of real estate sold	$0
Other*	0
		$0
Balance at close of period - 3/31/96		$15,269,744
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	44,018,168
Improvements, etc	1,703,291
Other	0
		$45,721,459
Deductions during period:
Cost of real estate sold	$(4,136,393)
Other*	(550,346)
		$(4,686,739)
Balance at close of period - 3/31/97		$56,304,464
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	3,754,806
Improvements, etc	10,437,670
Other	0
		$14,192,476
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/98		$70,496,940

Notes to Schedule III
Boston Capital Tax Credit Fund IV LP - Series 24 (continued)

Balance at close of period - 3/31/98		$70,496,940
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	435,029
Other	0
		$435,029
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/99		$70,931,969
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	422,139
Other	0
		$422,139
Deductions during period:
Cost of real estate sold	$0
Other *	0
		$0
Balance at close of period - 3/31/00		$71,354,108
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	83,882
Other	0
		$83,882
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/01		$71,437,990

Notes to Schedule III
Boston Capital Tax Credit Fund IV LP - Series 24 (continued)

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 4/1/95		$0
Current year expense	$176,661
Balance at close of period - 3/31/96		$176,661
Current year expense	$1,093,319
Balance at close of period - 3/31/97		$1,269,980
Current year expense	$2,321,086
Balance at close of period - 3/31/98		$3,591,066
Current year expense	$2,545,309
Balance at close of period - 3/31/99		$6,136,375
Current year expense	$2,475,802
Balance at close of period - 3/31/00		$8,612,177
Current year expense	$2,442,201
Balance at close of period - 3/31/01		$11,054,378

Boston Capital Tax Credit Fund II Limited Partnership - Series 25
Schedule III - Real Estate and Accumulated Depreciation
March 31, 2001

		Initial cost to company		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements	Land	Buildings and Improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
352 LENOX AVE	536,668	6,250	167,568	1,616,323	6,250	1,783,891	1,790,141	230,437	09/97	10/96	5-27.5
CENTURY EAST II	540,225	70,000	888,314	23,033	70,000	911,347	981,347	127,447	06/96	08/96	5-27.5
DOGWOOD PARK	2,559,756	235,000	0	6,463,992	241,948	6,463,992	6,705,940	1,083,761	10/96	12/95	5-27.5
DUBLIN HOUSING TWO	677,831	15,000	0	816,370	15,000	816,370	831,370	137,872	12/96	09/96	5-27.5

ETHEL HOUSING	811,450	18,600	1,058,460	98,416	18,600	1,156,876	1,175,476	133,399	12/96	06/96	5-27.5
HORSE CAVE	845,110	75,000	1,053,944	0	75,000	1,053,944	1,128,944	127,380	11/96	05/96	5-27.5
HURRICANE HILLS	1,262,887	150,000	416,357	3,243,817	248,816	3,660,174	3,908,990	350,915	04/97	09/96	5-27.5
LAURELWOOD PARK	2,357,578	230,000	5,379,607	6,801	230,000	5,386,408	5,616,408	899,279	10/96	02/96	5-27.5
MAIN EVERETT	617,919	95,786	1,378,380	0	95,786	1,378,380	1,474,166	216,493	06/96	01/97	27.5
MAPLE HILL	1,058,754	182,000	1,560,386	(39,303)	182,000	1,521,083	1,703,083	139,708	02/98	02/97	5-27.5
MOKEAPOKE	1,218,969	60,000	1,907,937	0	60,000	1,907,937	1,967,937	238,872	04/96	02/96	5-27.5
MRH LP	191,776	105,726	3,610,331	165,684	105,726	3,776,015	3,881,741	635,722	06/96	01/97	5-27.5
NEW MADISON	7,618,062	541,624	11,606,586	154,609	541,624	11,761,195	12,302,819	2,074,316	03/97	05/96	5-27.5
OHIO INVESTORS	1,871,050	31,650	2,354,099	65,327	31,650	2,419,426	2,451,076	510,390	09/95	02/96	5-27.5
OSBORNE HOUSING	426,749	50,667	1,099,730	50,563	50,667	1,150,293	1,200,960	164,069	12/96	06/96	27.5
ROSE SQUARE	389,052	106,942	615,913	12,957	106,942	628,870	735,812	58,470	02/97	10/96	5-27.5
SANDSTONE VILLAGE	1,184,776	96,047	0	2,600,742	96,047	2,600,742	2,696,789	435,704	08/96	11/95	5-27.5
SHANNON HOUSING	1,261,460	34,800	1,466,352	154,538	34,800	1,620,890	1,655,690	195,577	01/97	04/96	40.7
SMITH HOUSE	2,055,006	107,284	5,108,688	218,295	107,284	5,326,983	5,434,267	967,754	03/97	04/96	5-27..5
SG WAYNDOTTE	3,325,571	950,000	1,254,765	5,361,833	950,000	6,616,598	7,566,598	1,001,965	02/97	04/96	5-27.5
SUTTON PLACE	6,095,000	352,500	7,055,577	1,001,870	352,500	8,057,447	8,409,947	1,634,315	10/97	11/96	5-27.5

WEST POINT HOUSING	1,147,184	75,000	1,188,623	464,031	75,000	1,652,654	1,727,654	186,214	04/96	09/96	40.7

	38,052,833	3,589,876	49,171,617	22,479,898	3,695,640	71,651,515	75,347,155	11,550,059

Since the Operating Partnerships maintain a calendar year end the information reported on this schedule is as of December 31, 2000.

**There were no carrying costs as of December 31, 2000. The column has been omitted for presentation purposes.

Notes to Schedule III
Boston Capital Tax Credit Fund IV LP - Series 25

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period - 4/1/95		$0
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	331,047
Improvements, etc	0
Other	0
		$331,047
Deductions during period:
Cost of real estate sold	$0
Other*	0
		$0
Balance at close of period - 3/31/96		$331,047
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	43,624,585
Improvements, etc	9,149,104
Other	0
		$52,773,689
Deductions during period:
Cost of real estate sold	$0
Other*	0
		$0
Balance at close of period - 3/31/97		$53,104,736
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	5,458,443
Improvements, etc	15,277,130
Other	0
		$20,735,573
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/98		$73,840,309

Notes to Schedule III
Boston Capital Tax Credit Fund IV LP - Series 25 (continued)

Balance at close of period - 3/31/98		$73,840,309
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	651,749
Other	0
		$651,749
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/99		$74,492,058
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	282,521
Other	0
		$282,521
Deductions during period:
Cost of real estate sold	$0
Other *	0
		$0
Balance at close of period - 3/31/00		$74,774,579
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	572,576
Other	0
		$572,576
Deductions during period:
Cost of real estate sold	$0
Other **	0
		$0
Balance at close of period - 3/31/01		$75,347,155

Notes to Schedule III
Boston Capital Tax Credit Fund IV LP - Series 25 (continued)

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 4/1/95		$0
Current year expense	$20,636
Balance at close of period - 3/31/96		$20,636
Current year expense	$1,056,849
Balance at close of period - 3/31/97		$1,077,485
Current year expense	$2,388,275
Balance at close of period - 3/31/98		$3,465,760
Current year expense	$2,657,320
Balance at close of period - 3/31/99		$6,123,080
Current year expense	$2,661,938
Balance at close of period - 3/31/00		$8,785,018
Current year expense	$2,765,041
Balance at close of period - 3/31/01		$11,550,059

Boston Capital Tax Credit Fund IV LP-Series 26 Schedule III - Real Estate and Accumulated Depreciation March 31, 2001
		Initial cost to company		Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
200 EAST AVE LP	9,225,283	61,000	7,896,816	2,351,649	61,000	10,248,465	10,309,465	284,688	07/00	01/99	12-40
AVA LP	1,278,491	82,757	914,666	604,352	82,757	1,519,018	1,601,775	138,815	04/98	11/97	5-27.5
BEAUREGARD APTS	823,736	70,000	1,640,768	0	70,000	1,640,768	1,710,768	196,571	09/96	08/96	7-40
BECKWOOD MANOR ONE	1,040,191	20,000	1,335,215	2,089	20,000	1,337,304	1,357,304	240,426	10/96	08/96	5-27.5

BRADLEY PHASE I	2,236,686	290,000	3,476,912	4,136	290,000	3,481,048	3,771,048	317,565	12/97	02/97	20-40
BRADLEY PHASE II	1,305,668	190,000	2,405,548	(73,893)	190,000	2,331,655	2,521,655	215,696	12/97	02/97	20-40
BROOKHAVEN APTS	1,035,361	52,272	1,800,921	0	52,272	1,800,921	1,853,193	193,353	01/97	02/97	7-40
BUTLER APTS	171,051	2,908	314,128	0	2,908	314,128	317,036	33,520	10/96	08/96	40
CALGORY APTS I	627,116	100,000	985,781	8,433	100,000	994,214	1,094,214	149,085	12/95	02/96	5-27.5
CALGORY APTS II	628,236	100,000	988,294	9,605	100,000	997,899	1,097,899	148,584	12/95	02/96	5-27.5
CALGORY APTS III	625,883	100,000	983,301	11,118	100,000	994,419	1,094,419	149,160	12/95	02/96	5-27.5
CAMERON HOUSING	754,013	74,000	1,736,306	0	74,000	1,736,306	1,810,306	199,611	10/96	08/96	40
COUNTRY EDGE	1,072,854	140,000	2,258,924	4,954	140,000	2,263,878	2,403,878	200,675	12/97	07/97	5-27.5
DECRO NORDOFF	1,978,980	555,000	3,240,184	179,753	555,000	3,419,937	3,974,937	453,297	07/97	09/96	5-27.5
EAST PARK II	567,006	35,000	1,120,448	15,486	35,000	1,135,934	1,170,934	151,282	08/96	08/96	5-27.5
EDGEWOOD ESTATES	614,491	27,000	759,092	13,710	27,000	772,802	799,802	89,531	11/96	06/97	7-40
EDGEWOOD PARK	1,500,000	125,000	2,943,474	4,904	125,000	2,948,378	3,073,378	429,814	01/97	05/96	5-27.5
ESCHER STREET	2,404,630	100,000	356,532	6,189,065	100,000	6,545,597	6,645,597	657,018	05/98	04/97	5-27.5
GRANDVIEW APTS	1,158,272	180,000	2,198,865	19,935	180,000	2,218,800	2,398,800	284,402	08/96	08/96	5-27.5
GRAYSON MANOR	1,062,447	80,000	1,733,403	(8,114)	80,000	1,725,289	1,805,289	181,962	11/98	03/98	5-27.5
GVA LP	1,148,958	54,946	1,445,428	0	54,946	1,445,428	1,500,374	155,592	11/97	04/97	5-27.5
HANOVER TOWERS	4,843,639	580,000	7,092,714	(13,689)	580,000	7,079,025	7,659,025	642,813	11/97	02/97	5-27.5
HOLLY HILLS	1,305,383	60,000	1,685,727	0	60,000	1,685,727	1,745,727	160,601	08/97	05/97	5-27.5

Boston Capital Tax Credit Fund IV LP- Series 26 Schedule III - Real Estate and Accumulated Depreciation March 31, 2001
		Initial cost to company		Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period
Description	Encumbr-ances	Land	Buildings and improvements	Improvements	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
JACKSON BOND	5,000,000	536,323	952,071	6,784,477	536,323	7,736,548	8,272,871	437,887	12/99	11/98	5-27.5
LAKE IV APTS	636,530	85,000	1,016,090	6,411	85,000	1,022,501	1,107,501	153,311	12/95	02/96	5-27.5
LAKE V APTS	610,017	85,000	1,018,755	4,774	85,000	1,023,529	1,108,529	153,720	12/95	02/96	5-27.5
LIBERTY VILLAGE	1,737,501	43,085	2,165,569	5,785	44,000	2,171,354	2,215,354	316,690	05/97	01/97	5-27.5
LITTLE VALLEY ESTATES	1,147,921	44,000	1,453,331	92,014	44,000	1,545,345	1,589,345	162,257	04/97	01/97	5-27.5

MASON LP	928,304	14,000	1,195,375	3,473	14,000	1,198,848	1,212,848	235,660	01/96	02/96	5-27.5
MAXTON GREEN	966,742	30,500	1,264,803	(420)	30,500	1,264,383	1,294,883	227,796	12/96	09/96	5-27.5
MB APTS	992,208	350,000	2,321,961	0	350,000	2,321,961	2,671,961	311,620	06/97	03/96	5-27.5
MERIDIAN HOUSING	1,137,223	72,000	1,137,270	361,616	72,000	1,498,886	1,570,886	81,166	05/99	12/98	7-40
MOSBY FOREST	720,276	31,275	1,342,190	4,656	31,275	1,346,846	1,378,121	233,018	10/96	10/96	5-27.5
NEW DEVONSHILRE II	773,427	76,211	904,064	32,858	76,211	936,922	1,013,133	157,775	12/96	01/97	5-27.5
NEW DEVONSHIRE WEST	536,715	31,000	628,776	26,165	31,000	654,941	685,941	107,899	01/97	01/97	5-27.5

POWELL VALLEY	759,205	78,947	2,310,346	4,665	78,947	2,315,011	2,393,958	225,028	12/98	03/98	5-27.5
SG HAZELTINE	1,413,352	464,955	2,934,870	286,524	464,955	3,221,394	3,686,349	486,488	01/97	06/96	5-27.5
SOUTHWIND APTS	841,675	32,000	1,607,903	0	32,000	1,607,903	1,639,903	175,522	12/96	08/96	40
TR BOBB APTS	681,145	75,000	1,530,233	0	75,000	1,530,233	1,605,233	185,416	01/96	08/96	40
TIMMONSVILLE GREEN	1,068,892	41,000	1,427,096	12,085	41,000	1,439,181	1,480,181	248,854	02/97	10/96	5-27.5

TREMONT STATION	1,046,142	35,803	1,633,750	143,902	35,803	1,777,652	1,813,455	195,104	11/96	05/96	5-27.5
THE WILLOWS	809,401	13,000	1,067,939	(1)	13,000	1,067,938	1,080,938	144,435	05/96	05/96	5-27.5
VVA LP	1,155,708	21,861	935,951	559,866	21,861	1,495,817	1,517,678	136,842	10/98	04/97	7-40

Boston Capital Tax Credit Fund IV LP - Series 26 Schedule III - Real Estate and Accumulated Depreciation March 31, 2001
		Initial cost to company		Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements	Land	Buildings and improvements	Total	Accumulated depreciation	Date of Construction	Date acquired	Life on which depreciation is computed
WARRENSBURG HEIGHTS	1,113,359	23,370	1,397,872	7,936	23,370	1,405,808	1,429,178	267,291	11/96	12/96	5-27.5

WPVA LP	1,162,545	45,000	929,628	546,701	45,000	1,476,329	1,521,329	146,283	03/98	04/97	5-27.5

	62,646,663	5,309,213	80,489,290	18,206,980	5,310,128	98,696,270	104,006,398	10,464,123

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 2000.

**There we no carrying costs as of December 31, 2000. The Column has been omitted for presentation purposes.

Notes to Schedule III
Boston Capital Tax Credit Fund IV LP - Series 26

Balance at beginning of period - 4/1/96		$0
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	32,787,138
Improvements, etc	0
Other	0
		$32,787,138
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/97		$32,787,138
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	31,051,915
Improvements, etc	7,109,210
Other	0
		$38,161,125
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/98		$70,948,263
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	6,900,360
Improvements, etc	7,109,210
Other	0
		$15,122,103
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/99		$86,070,366

Notes to Schedule III
Boston Capital Tax Credit Fund IV LP - Series 26 (continued)

Balance at close of period - 3/31/99		$86,070,366
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	7,957,816
Improvements, etc	7,497,422
Other	0
		$15,455,238
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/00		$101,525,604
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	2,480,794
Other	0
		$2,480,794
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/01		$104,006,398

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 4/1/96		$0
Current year expense	$361,387
Balance at close of period - 3/31/97		$361,387
Current year expense	$1,764,231
Balance at close of period - 3/31/98		$2,125,618
Current year expense	$2,289,241
Balance at close of period - 3/31/99		$4,414,859
Current year expense	$2,753,759
Balance at close of period - 3/31/00		$7,168,618
Current year expense	$3,295,505
Balance at close of period - 3/31/01		$10,464,123

Boston Capital Tax Credit Fund IV LP - Series 27
Schedule III - Real Estate and Accumulated Depreciation
March 31, 2001

		Initial cost to company		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements	Land	Buildings and Improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
AHAB PROJ #1	480,285	2,850	1,253,094	4,639	2,850	1,257,733	1,260,583	121,208	11/97	06/97	5-27.5
ANGELOU COURT	995,500	3	2,685,763	0	3	2,685,763	2,685,766	132,448	08/99	10/97	5-27.5
CASA ROSA	947,466	0	2,487,701	707,366	0	3,195,067	3,195,067	296,977	04/98	09/97	5-27.5
CANISTEO MANOR	891,277	46,553	1,567,499	33,815	46,553	1,601,314	1,647,867	182,545	04/98	04/98	5-27.5
CENTRUM FAIRFAX II	6,627,590	1,054,099	0	7,431,128	1,054,099	7,431,128	8,485,227	683,676	06/97	08/96	5-27.5
HARBOR LP	12,048,348	1,250,000	14,491,429	(36,729)	1,250,000	14,454,700	15,704,700	1,332,649	11/97	02/97	5-40
HARRISSONVILLE	1,313,354	102,637	3,021,382	2,847	102,637	3,024,229	3,126,866	479,653	12/96	01/98	5-27.5
HOLLY HEIGHTS	497,608	31,914	0	1,780,662	31,914	1,780,662	1,812,576	118,370	08/98	04/97	5-27.5
KIEHL PARTNERS	9,200,000	747,825	13,193,825	20,028	747,825	13,213,853	13,961,678	978,476	06/99	11/99	5-27.5
LAKE APTS II	605,097	80,000	930,841	13,121	80,000	943,962	1,023,962	114,050	12/95	01/97	5-27.5
MAGNOLIA PLACE LP	880,168	150,000	0	1,596,432	160,500	1,596,432	1,756,932	145,665	01/98	11/97	5-27.5
NORTHROCK HOUSING	2,618,956	250,478	1,356,518	3,301,292	250,478	4,657,810	4,908,288	106,256	05/00	05/99	10-40

PEAR VILLAGE	607,241	50,000	512,155	545,102	50,000	1,057,257	1,107,257	156,456	02/97	08/96	5-27.5
RANDOLPH VILLAGE	5,870,812	1,168,500	0	9,192,092	1,168,500	9,192,092	10,360,592	852,146	08/97	09/96	5-27.5
SUNDAY SUN	905,173	156,600	1,638,376	0	156,600	1,638,376	1,794,976	267,051	12/96	10/96	5-27.5
WAYNE HOUSING	9,324,055	1,200,000	0	13,312,731	903,435	13,312,731	14,216,166	972,860	04/98	11/96	5-27.5

	53,812,930	6,291,459	43,138,583	37,904,526	6,005,394	81,043,109	87,048,503	6,940,486

Since the Operating Partnerships maintain a calendar year end the information reported on this schedule is as of December 31,

2000.

**There were no carrying costs as of December 31, 2000. The column has been omitted for presentation purposes.

Notes to Schedule III
Boston Capital Tax Credit Fund IV LP - Series 27

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period - 4/1/96		$0
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	5,779,730
Improvements, etc	0
Other	0
		$5,779,730
Deductions during period:
Cost of real estate sold	$0
Other *	0
		$0
Balance at close of period - 3/31/97		$5,779,730
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	20,677,829
Other	17,177,150
		$37,854,979
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/98		$43,634,709
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	4,738,071
Improvements, etc	17,179,919
Other	0
		$21,917,990
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/99		$65,552,699

Notes to Schedule III
Boston Capital Tax Credit Fund IV LP - Series 27 (continued)

Balance at close of period - 3/31/99		$65,552,699
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	15,548,646
Improvements, etc	2,444,640
Other	0
		$17,993,286
Deductions during period:
Cost of real estate sold	$0
Other **	0
		$0
Balance at close of period - 3/31/00		$83,545,985

Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	3,502,518
Other	0
		$3,502,518
Deductions during period:
Cost of real estate sold	$0
Other **	0
		$0
Balance at close of period - 3/31/01		$87,048,503

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 4/1/96		$0
Current year expense	$10,734
Balance at close of period - 3/31/97		$10,734
Current year expense	$594,951
Balance at close of period - 3/31/98		$605,685
Current year expense	$1,573,377
Balance at close of period - 3/31/99		$2,179,062
Current year expense	$2,071,362
Balance at close of period - 3/31/00		$4,250,424
Current year expense	$2,690,062
Balance at close of period - 3/31/01		$6,940,486

Boston Capital Tax Credit Fund IV LP-Series 28 Schedule III - Real Estate and Accumulated Depreciation March 31, 2001
		Initial cost to company		Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date Acquired	Life on which depreciation is computed
1374 BOSTON POST ROAD	564,694	100,000	1,086,670	69,441	100,000	1,156,111	1,256,111	170,138	06/97	02/97	5-27.5

ASHBERRY MANOR	641,507	100,500	1,192,737	0	100,500	1,192,737	1,293,237	120,744	03/97	02/97	5-27.5
ATHENS PARTNERS	1,370,135	327,639	2,978,391	2,166,511	342,639	5,144,902	5,487,541	388,265	6/99	10/98	5-27.5
BIENVILLE, L.P.	960,463	20,300	1,194,688	0	20,300	1,194,688	1,214,988	136,571	02/97	02/97	7-40
BLANCHARD APTS	911,578	20,000	807,233	322,949	46,728	1,130,182	1,176,910	95,438	07/97	07/97	7-40
CHANDLER VILLAGE	907,715	32,000	1,249,842	0	32,000	1,249,842	1,281,842	164,953	07/97	04/97	5-30
COTTONWOOD	735,630	20,000	0	964,795	20,000	964,795	984,795	82,576	07/97	07/97	5-27.5
EVANGELINE APTS	971,482	20,000	1,364,939	0	20,000	1,364,939	1,384,939	139,680	01/98	11/97	7-40
EVERGREEN III	933,012	6,000	1,250,781	10,309	6,000	1,261,090	1,267,090	201,123	04/97	02/97	5-27.5
FAIRWAY II LP	1,055,521	48,000	1,277,751	7,918	48,000	1,285,669	1,333,669	145,009	03/97	12/96	7-40
FORT BEND	3,110,037	538,500	0	7,474,269	538,500	7,474,269	8,012,769	638,530	10/99	04/98	12-40
JACKSON PLACE	1,008,068	74,943	2,095,999	(57,061)	74,943	2,038,938	2,113,881	196,031	10/97	07/97	5-27.5
MAPLEWOOD APTS	911,947	47,125	1,923,321	0	47,125	1,923,321	1,970,446	140,510	08/98	03/98	5-27.5
MILTON SENIOR LP	1,167,648	51,400	2,385,863	17,311	51,400	2,403,174	2,454,574	334,068	06/97	02/97	5-27.5
NEIGHBORHOOD RESTORATION VII	2,346,788	42,825	6,368,910	0	42,825	6,368,910	6,411,735	670,642	02/98	02/98	5-27.5

PIN OAK ELDERLY ASSOC.	9,100,729	832,000	7,701,570	7,633,573	2,024,000	15,335,143	17,359,143	1,606,986	01/96	11/97	5-27.5

RANDOLPH VILLAGE	5,870,812	1,168,500	9,187,147	4,945	1,168,500	9,192,092	10,360,592	852,146	08/97	12/97	5-27.5
RVKY,LP	1,340,925	65,582	1,315,622	370,442	65,582	1,686,064	1,751,646	171,074	04/98	11/97	5-27.5
SAND LANE MANOR	679,629	104,000	0	1,217,985	104,000	1,217,985	1,321,985	86,510	04/98	08/97	5-27.5
SENIOR SUITES CHICAGO	4,103,179	14,922	0	7,279,309	14,922	7,279,309	7,294,231	616,125	12/98	12/97	5-27.5

Boston Capital Tax Credit Fund IV LP - Series 28 Schedule III - Real Estate and Accumulated Depreciation March 31, 2001
		Initial cost to company		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements	Land	Buildings and Improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
SUMNER HOUSE	1,133,712	62,370	3,451,950	0	62,370	3,451,950	3,514,320	267,994	07/98	01/98	5-27.5
TERRACEVIEW APTS	750,286	16,900	1,612,988	24,900	16,900	1,637,888	1,654,788	220,733	10/97	07/97	5-27.5
TILGHMAN SQ LP	796,205	60,314	1,108,725	6,366	60,314	1,115,091	1,175,405	145,394	10/97	11/97	5-27.5
WELLSTON VILLAGE	374,888	12,500	412,617	106,366	12,500	518,983	531,483	63,112	08/97	04/97	5-27.5
WEST MEMHIS (CLUBVIEW)	3,007,851	481,388	7,259,784	143,284	481,388	7,403,068	7,884,456	1,273,927	11/96	12/97	5-27.5

YALE VILLAGE	198,097	12,500	238,542	119,139	12,500	357,681	370,181	49,806	07/98	02/98	5-27.5

	44,952,538	4,280,208	57,466,070	27,882,751	5,513,936	85,348,821	90,862,757	8,978,085

Since the Operating Partnerships maintain a calendar year end the information reported on this schedule is as of December 31,

2000.

**There were no carrying costs as of December 31, 2000. The column has been omitted for presentation purposes.

Notes to Schedule III
Boston Capital Tax Credit Fund IV LP - Series 28

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period - 4/1/96		$0
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	647,230
Improvements, etc	0
Other	0
		$647,230
Deductions during period:
Cost of real estate sold	$0
Other *	0
		$0
Balance at close of period - 3/31/97		$647,230
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	45,106,975
Improvements, etc	0
Other	0
		$45,106,975
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/98		$45,754,205
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	15,992,073
Improvements, etc	19,183,519
Other	0
		$35,175,592
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/99		$80,929,797

Notes to Schedule III
Boston Capital Tax Credit Fund IV LP - Series 28 (continued)

Balance at close of period - 3/31/99		$80,929,797
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	9,620,933
Improvements, etc	0
Other	0
		$9,620,933
Deductions during period:
Cost of real estate sold	$0
Other **	0
		$0
Balance at close of period - 3/31/00		$90,550,730

Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	312,027
Other	0
		$312,027
Deductions during period:
Cost of real estate sold	$0
Other **	0
		$0
Balance at close of period - 3/31/01		$90,862,757

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 4/1/96		$0
Current year expense	$8,223
Balance at close of period - 3/31/97		$8,223
Current year expense	$1,264,549
Balance at close of period - 3/31/98		$1,272,772
Current year expense	$1,834,970
Balance at close of period - 3/31/99		$3,107,742
Current year expense	$2,674,330
Balance at close of period - 3/31/00		$5,782,072
Current year expense	$3,196,013
Balance at close of period - 3/31/01		$8,978,085

Boston Capital Tax Credit Fund II Limited Partnership - Series 29
Schedule III - Real Estate and Accumulated Depreciation
March 31, 2001

		Initial cost to company		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements	Land	Buildings and Improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
BARRINGTON COVE	2,073,448	183,750	6,403,281	25,137	183,700	6,428,418	6,612,118	844,590	05/97	04/97	5-39
BRYSON APTS	385,813	10,728	269,886	256,355	10,728	526,241	536,969	61,306	01/98	08/97	5-27.5
COLLINS HOUSING	685,015	22,500	370,580	498,590	22,500	869,170	891,670	88,350	06/98	09/97	5-27.5
DOGWOOD RURAL ASSOC	1,371,571	56,332	1,616,052	478,806	56,332	2,094,858	2,151,190	144,185	05/99	10/98	5-27.5

EDGEWOOD EST	1,989,879	283,199	3,951,368	0	283,199	3,951,368	4,234,567	294,116	09/98	03/98	5-27.5
EMERALD TRACE	1,323,815	43,548	0	2,658,982	43,548	2,658,982	2,702,530	137,792	04/99	08/98	5-27.5
FORREST HILL APTS	2,921,897	191,250	0	5,516,703	221,250	5,516,703	5,737,953	309,401	11/98	07/97	5-27.5
GLENBROOK APTS	512,862	4,606	674,111	14,820	4,606	688,931	693,537	87,365	03/97	12/97	5-27.5
HARBOR POINTE	1,565,000	280,000	5,672,581	109,177	280,000	5,781,758	6,061,758	216,580	10/99	12/97	5-40
JACKSBORO APTS	605,442	31,893	268,583	495,478	31,893	764,061	795,954	91,642	01/98	12/97	5-27.5
JACKSON PARTNERS	5,665,000	300,067	6,039,223	3,458,134	315,352	9,497,357	9,812,709	1,097,744	06/98	12/96	5-27.5
KIEHL PARTNERS	9,200,000	747,825	9,410,576	3,803,277	747,825	13,213,853	13,961,678	978,476	06/99	02/98	5-27.5
LOMBARD PARTNERS	786,667	25,000	1,470,259	0	25,000	1,470,259	1,495,259	141,672	07/98	10/98	5-27.5
LUTKIN BAYOU ASSOC	826,514	25,000	878,839	58,059	25,000	936,898	961,898	99,173	06/97	11/97	5-27.5
THE LINCOLN HOTEL	798,478	0	1,454,115	105,720	0	1,559,835	1,559,835	175,261	07/97	02/97	5-27.5
NORTHFIELD APTS III	4,270,000	200,613	5,814,532	1,129,326	214,213	6,943,858	7,158,071	896,666	02/98	12/96	5-27.5
NORTHWAY DRIVE	1,530,513	280,849	1,480	4,792,275	280,849	4,793,755	5,074,604	365,197	03/98	04/97	5-45
OZARK ASSOC	457,935	13,750	511,269	32,899	13,750	544,168	557,918	59,310	07/97	10/97	5-27.5
PALMETTO PLACE	1,105,581	56,000	0	2,106,692	12,000	2,106,692	2,118,692	107,878	04/99	10/98	5-27.5
POPLARVILLE APTS	395,113	12,000	406,502	30,042	12,000	436,544	448,544	45,360	07/97	10/97	5-27.5
RHOME APTS	516,998	8,313	675,804	4,916	8,313	680,720	689,033	88,682	07/97	12/97	5-27.5
WESTFIELD APTS	797,618	49,748	1,773,153	0	49,748	1,773,153	1,822,901	148,976	08/98	11/97	5-27.5

	39,785,159	2,826,971	47,662,194	25,575,388	2,841,806	73,237,582	76,079,388	6,479,722

Since the Operating Partnerships maintain a calendar year end the information reported on this schedule is as of December 31, 2000.

**There were no carrying costs as of December 31, 2000. The column has been omitted for presentation purposes.

Notes to Schedule III
Boston Capital Tax Credit Fund IV LP - Series 29

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period - 4/1/97		$0
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	25,053,524
Improvements, etc	0
Other	0
		$25,053,524
Deductions during period:
Cost of real estate sold	$0
Other*	0
		$0
Balance at close of period - 3/31/98		$25,053,524
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	19,483,060
Improvements, etc	16,333,428
Other	0
		$35,816,488
Deductions during period:
Cost of real estate sold	$0
Other*	0
		$0
Balance at close of period - 3/31/99		$60,870,012
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	5,952,581
Improvements, etc	9,065,633
Other	0
		$15,018,214
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/00		$75,888,226

Notes to Schedule III
Boston Capital Tax Credit Fund IV LP - Series 29 (continued)

Balance at close of period - 3/31/00		$75,888,226
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	191,162
Other	0
		$191,162
Deductions during period:
Cost of real estate sold	$0
Other **	0
		$0
Balance at close of period - 3/31/01		$76,079,388

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 4/1/97		$0
Current year expense	$271,480
Balance at close of period - 3/31/98		$271,480
Current year expense	$1,330,842
Balance at close of period - 3/31/99		$1,602,322
Current year expense	$2,247,040
Balance at close of period - 3/31/00		$3,849,362
Current year expense	$2,630,360
Balance at close of period - 3/31/01		$6,479,722

Boston Capital Tax Credit Fund IV LP - Series 30

Schedule III - Real Estate and Accumulated Depreciation

March 31, 2001

		Initial cost to company		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements	Land	Buildings and Improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
BELLWOOD FOUR	702,546	45,000	676,598	704,456	45,000	1,381,054	1,426,054	156,619	05/98	09/97	5-27.5
BOWIE APTS	1,131,348	32,714	267,955	1,199,999	32,714	1,467,954	1,500,668	136,282	10/98	08/97	5-27.5
BYAM LP	1,301,624	185,000	2,261,674	(28,934)	185,000	2,232,740	2,417,740	206,077	02/98	02/97	5-27.5
CVVA LP	1,546,518	60,000	1,250,961	652,797	60,000	1,903,758	1,963,758	191,438	10/99	03/98	5-27.5
EMERALD TRACE II	430,541	20,500	1,322,164	0	20,500	1,322,164	1,342,664	77,292	12/98	07/98	5-27.5
FVA LP	888,387	36,000	668,440	426,716	36,000	1,095,156	1,131,156	108,088	07/99	03/98	5-27.5
GRAHAM APARTMENTS	1,531,513	45,563	366,387	1,453,498	45,563	1,819,885	1,865,448	196,515	09/98	08/97	5-27.5

HILLSIDE TERRACE	1,810,159	369,421	4,812,286	1,632,908	330,000	6,445,194	6,775,194	99,042	07/00	04/99	12/40
JEFFRIES ASSOC	1,471,094	62,000	1,662,694	400,952	62,000	2,063,646	2,125,646	131,527	05/99	10/98	5-27.5
JMC LIMITED LIABILITY	788,838	50,000	0	1,710,163	11,000	1,710,163	1,721,163	128,742	03/98	08/97	5-27.5
KGVA LP	1,875,757	112,000	1,697,834	634,838	112,000	2,332,672	2,444,672	205,279	02/99	03/98	5-27.5
LINDEN PARTERS	932,884	4,848	1,819,922	0	4,848	1,819,922	1,824,770	86,325	06/99	07/98	7-40
MADISON PTRS LP	1,814,108	314,510	788,736	4,601,970	322,023	5,390,706	5,712,729	478,239	03/99	11/97	5-27.5
MESA GRANDE	1,778,952	0	4,153,914	(78,153)	0	4,075,761	4,075,761	0	12/98	02/98	N/A
MILLWOOD	8,360,000	892,181	0	11,500,276	869,681	11,500,276	12,369,957	375,412	11/99	12/98	10-40
NOCONA APTS	839,627	15,651	207,520	900,843	15,651	1,108,363	1,124,014	90,183	12/98	08/97	5-27.5
PYRAMID ONE	681,793	100,000	1,445,832	1,125	100,000	1,446,957	1,546,957	80,552	11/99	04/99	5-27.5
SUNRISE HOMES	781,124	0	2,679,914	193,928	0	2,873,842	2,873,842	0	12/98	02/98	N/A
TRINITY LIFE GARDENS	1,389,522	65,575	2,309,061	898,024	60,000	3,207,085	3,267,085	157,575	12/99	04/99	5-27.5

WEST SWANZEY	622,974	94,900	2,010,096	54,366	94,900	2,064,462	2,159,362	184,816	02/98	07/97	5-27.5

	30,679,309	2,505,863	30,401,988	26,859,772	2,406,880	57,261,760	59,668,640	3,090,003

Since the Operating Partnerships maintain a calendar year end the information reported on this schedule is as of December 31,

2000.

**There were no carrying costs as of December 31, 2000. The column has been omitted for presentation purposes.

Notes to Schedule III
Boston Capital Tax Credit Fund IV LP - Series 30

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period - 4/1/97		$0
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	7,362,304
Improvements, etc	0
Other	0
		$7,362,304
Deductions during period:
Cost of real estate sold	$0
Other*	0
		$0
Balance at close of period - 3/31/98		$7,362,304
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	14,618,602
Improvements, etc	9,868,994
Other	0
		$24,487,596
Deductions during period:
Cost of real estate sold	$0
Other*	0
		$0
Balance at close of period - 3/31/99		$31,849,900
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	9,102,175
Improvements, etc	16,227,330
Other	0
		$25,329,505
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/00		$57,179,405

Notes to Schedule III
Boston Capital Tax Credit Fund IV - Series 30 (continued)

Balance at close of period - 3/31/00		$57,179,405
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	2,489,235
Other	0
		$2,489,235
Deductions during period:
Cost of real estate sold	$0
Other **	0
		$0
Balance at close of period - 3/31/01		$59,668,640

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 4/1/97		$0
Current year expense	$49,478
Balance at close of period - 3/31/98		$49,478
Current year expense	$463,672
Balance at close of period - 3/31/99		$513,150
Current year expense	$945,532
Balance at close of period - 3/31/00		$1,458,682
Current year expense	$1,631,321
Balance at close of period - 3/31/01		$3,090,003

Boston Capital Tax Credit Fund IV LP-Series 31 Schedule III - Real Estate and Accumulated Depreciation March 31, 2001
		Initial cost to company		Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
BRITTNEY SQUARE	636,168	247,000	1,280,705	0	247,000	1,280,705	1,527,705	83,285	07/98	07/98	5-27.5
CANTON HOUSING I	2,247,716	99,900	2,245,160	584,032	99,900	2,829,192	2,929,092	310,631	07/98	11/97	5-27.5
CANTON HOUSING II	1,135,749	66,920	1,023,746	280,207	66,920	1,303,953	1,370,873	147,467	07/98	11/97	5-27.5
CANTON HOUSING III	840,866	38,205	799,913	216,000	38,205	1,015,913	1,054,118	111,967	07/98	11/97	5-27.5
CANTON HOUSING IV	815,816	40,500	784,923	201,676	40,500	986,599	1,027,099	111,016	07/98	11/97	5-27.5
CLEVELAND PTRS	1,766,887	244,500	1,941,969	3,460,435	265,000	5,402,404	5,667,404	591,943	06/98	11/97	5-27.5
DOUBLE SPRINGS	402,556	157,000	960,378	505,494	157,000	1,465,872	1,622,872	85,483	03/99	09/98	5-27.5
EAGLE'S RIDGE TERRACE	1,840,922	63,200	508,815	1,867,530	63,200	2,376,345	2,439,545	183,021	05/98	12/97	5-27.5

ELLISVILLE LP	667,162	31,000	723,650	154,916	31,000	878,566	909,566	71,639	06/98	12/97	5-27.5
G.A.V.A. LP	720,678	35,500	616,645	274,109	35,500	890,754	926,254	65,431	02/99	03/98	5-27.5
HATTIESBURG LP	829,896	15,000	979,143	184,720	15,000	1,163,863	1,178,863	90,581	06/98	12/97	5-27.5
HENDERSON TERRACE	527,233	22,000	221,549	459,206	22,000	680,755	702,755	48,080	09/98	11/97	5-27.5

HERITAGE I	890,800	46,000	522,601	830,209	46,014	1,352,810	1,398,824	117,571	05/98	10/97	5-27.5
HURRICANE HILLS	792,022	121,171	3,086,025	12,332	121,171	3,098,357	3,219,528	259,092	08/98	09/97	5-27.5
LAKEVIEW LITTLE ELM	449,910	28,750	255,929	316,844	28,750	572,773	601,523	51,410	01/99	11/97	5-27.5
LEVEL CREEK	12,790,000	1,120,908	0	13,492,708	1,120,908	13,492,708	14,613,616	1,445,150	05/99	05/98	5-27.5
MESQUITE TRAILS	690,668	10,860	240,143	708,972	10,860	949,115	959,975	80,714	11/98	11/97	5-27.5
MONFORT HOUSING	3,776,033	436,143	2,661,689	1,545,388	436,143	4,207,077	4,643,220	352,690	10/98	09/97	5-27.5
N.M.V.A. LP	867,952	44,114	679,817	401,449	44,114	1,081,266	1,125,380	75,559	04/99	03/98	5-27.5
PILOT POINT LP	775,647	65,570	339,377	602,440	65,570	941,817	1,007,387	77,765	02/99	11/97	5-27.5
RIVERBEND APTS	789,080	201,961	0	2,494,490	201,961	2,494,490	2,696,451	172,694	07/98	10/97	5-27.5

Boston Capital Tax Credit Fund IV LP - Series 31

Schedule III - Real Estate and Accumulated Depreciation

March 31, 2001

		Initial cost to company		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements	Land	Buildings and Improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
SAN ANGELO BENT TREE	2,696,122	294,023	0	6,596,124	300,841	6,596,124	6,896,965	309,604	07/99	12/97	5-27.5

SEAGRAVES APTS	458,079	25,200	536,518	0	25,200	536,518	561,718	10,884	05/00	09/00	5-27.5
SENCIT HAMPDEN	2,224,875	307,860	0	5,088,365	307,860	5,088,365	5,396,225	308,830	09/98	10/97	7-40
SILVER CREEK	3,388,347	175,000	0	9,010,178	175,000	9,010,178	9,185,178	488,511	08/99	03/98	5-27.5
SUMMERDALE PTRS	3,769,719	420,540	1,386,000	4,968,633	271,620	6,354,633	6,626,253	335,366	04/99	12/98	5-27.5
WINDSOR PARK PTRS	7,500,000	248,000	5,105,823	7,410,675	269,011	12,516,498	12,785,509	1,135,559	03/99	11/97	5-27.5

	54,290,903	4,606,825	26,900,519	61,667,131	4,506,248	88,567,650	93,073,898	7,121,943

Since the Operating Partnerships maintain a calendar year end the information reported on this schedule is as of December 31, 2000.

**There were no carrying costs as of December 31, 2000. The column has been omitted for presentation purposes.

Notes to Schedule III
Boston Capital Tax Credit Fund IV LP - Series 31

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period - 4/1/97		$0
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	20,789,823
Improvements, etc	0
Other	0
		$20,789,823
Deductions during period:
Cost of real estate sold	$0
Other *	0
		$0
Balance at close of period - 3/31/98		$20,789,823
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	10,155,803
Improvements, etc	23,622,080
Other	0
		$33,777,883
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/99		$54,567,706
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	37,773,041
Other	0
		$37,773,041
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/00		$92,340,747

Notes to Schedule III
Boston Capital Tax Credit Fund IV LP - Series 31 (continued)

Balance at close of period - 3/31/00		$92,340,747
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	561,718
Improvements, etc	171,433
Other	0
		$733,151
Deductions during period:
Cost of real estate sold	$0
Other **	0
		$0
Balance at close of period - 3/31/01		$93,073,898

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 4/1/97		$0
Current year expense	$41,619
Balance at close of period - 3/31/98		$41,619
Current year expense	$973,901
Balance at close of period - 3/31/99		$1,015,520
Current year expense	$2,743,105
Balance at close of period - 3/31/00		$3,758,625
Current year expense	$3,363,318
Balance at close of period - 3/31/01		$7,121,943

Boston Capital Tax Credit Fund IV LP - Series 32

Schedule III - Real Estate and Accumulated Depreciation

March 31, 2001

		Initial cost to company		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements	Land	Buildings and Improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
200 EAST AVENUE	9,225,283	61,000	7,896,816	2,351,649	61,000	10,248,465	10,309,465	284,688	07/00	01/99	12-40
ATHENS PARTNERS	1,370,135	327,639	2,978,391	2,166,511	342,639	5,144,902	5,487,541	388,265	06/99	10/98	5/27.5
CHARDONNAY LP	81,506	5,200	586,804	23,002	5,200	609,806	615,006	97,840	01/97	01/98	5-27.5
COGIC VILLAGE	2,431,812	115,000	0	8,689,057	115,000	8,689,057	8,804,057	841,880	07/99	04/98	5-27.5
COURTSIDE	912,282	146,529	2,820,490	0	146,529	2,820,490	2,967,019	233,086	07/98	06/98	7-40
FFLM ASSOC	7,882,577	1,359,240	12,454,121	(6,110)	1,359,240	12,448,011	13,807,251	2,768,117	01/95	01/98	5-40
INDIANA DEV (CLEAR CREEK)	1,611,547	55,000	3,760,163	0	55,000	3,760,163	3,815,163	174,171	09/99	07/98	5-27.5

JACKSON BOND	5,000,000	536,323	952,071	6,784,477	536,323	7,736,548	8,272,871	437,887	12/99	07/98	5-27.5
KEIST TOWNHOMES	4,510,401	622,558	0	11,725,285	622,558	11,725,285	12,347,843	324,696	12/99	11/98	10-40
MARTINSVILLE I	327,887	24,000	0	928,306	24,000	928,306	952,306	15,649	U/C	08/99	5-40
PARKSIDE PLAZA	992,989	0	0	0	0	0	0	0	U/C	07/99	N/A
PECAN MANOR	395,771	60,400	1,961,002	160,953	60,400	2,121,955	2,182,355	129,090	10/98	07/98	5-27.5
PEARL PARTNERS	8,000,000	599,461	2,248,687	9,218,406	615,788	11,467,093	12,082,881	651,411	12/99	06/98	5-27.5
PEARLWOOD LP	961,885	162,032	2,099,724	(300,770)	162,032	1,798,954	1,960,986	190,880	05/98	02/98	5-27.5
PINE RIDGE	405,765	88,220	0	2,134,022	94,833	2,134,022	2,228,855	118,617	01/99	07/98	5-27.5
PYRAMID IV LP	930,703	99,500	368,780	3,414,227	99,500	3,783,007	3,882,507	99,815	05/00	05/98	5-27.5

	45,040,543	4,262,102	38,127,049	47,289,015	4,300,042	85,416,064	89,716,106	6,756,092

Since the Operating Partnerships maintain a calendar year end the information reported on this schedule is as of December 31,

2000.

U/C-Property was under construction as of March 31, 2001.

**There were no carrying costs as of December 31, 2000. The column has been omitted for presentation purposes.

Notes to Schedule III
Boston Capital Tax Credit Fund IV LP - Series 32

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period - 4/1/98		$0
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	30,592,172
Improvements, etc	0
Other	0
		$30,592,172
Deductions during period:
Cost of real estate sold	$0
Other *	0
		$0
Balance at close of period - 3/31/99		$30,592,172
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	11,796,979
Other	42,439,868
		$54,236,847
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/00		$84,829,019
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	4,887,087
Other	0
		$4,887,087
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/01		$89,716,106

Notes to Schedule III
Boston Capital Tax Credit Fund IV LP - Series 32 (continued)

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 4/1/98		$0
Current year expense	$1,855,693
Balance at close of period - 3/31/99		$1,855,693
Current year expense	$1,533,304
Balance at close of period - 3/31/00		$3,388,997
Current year expense	$3,367,095
Balance at close of period - 3/31/01		$6,756,092

Boston Capital Tax Credit Fund IV LP - Series 33
Schedule III - Real Estate and Accumulated Depreciation
March 31, 2001

		Initial cost to company		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements	Land	Buildings and Improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
BRADFORD GROUP	1,061,992	101,388	0	2,695,585	101,388	2,695,585	2,796,973	128,556	09/99	10/98	5-27.5
FFLM ASSOC.	7,882,577	1,359,240	12,454,121	(6,110)	1,359,240	12,448,011	13,807,251	2,768,117	01/95	01/98	5-40
FOREST PARK	886,714	175,500	0	2,156,764	175,500	2,156,764	2,332,264	127,420	01/99	07/98	5-27.5
HARBOUR POINTE	1,565,000	280,000	5,672,581	109,177	280,000	5,781,758	6,061,758	216,580	10/99	01/99	5-40
KIEST TOWNHOMES	4,510,401	622,558	0	11,725,285	622,558	11,725,285	12,347,843	324,696	12/99	08/98	10-40
MERCHANT'S COURT	6,087,259	0	0	13,295,023	1,069,682	13,295,023	14,364,705	477,328	12/99	10/98	10-40
NHC #5	2,846,913	387,045	0	6,363,027	387,045	6,363,027	6,750,072	530,414	07/99	03/98	5-27.5
NORTHROCK HOUSING	2,618,956	250,478	1,356,518	3,301,292	250,478	4,657,810	4,908,288	106,256	05/00	05/99	10-40

SOUTHAVEN	9,790,000	974,288	1,815,504	10,668,594	999,288	12,484,098	13,483,386	766,582	12/99	10/98	5-27.5
STEARNS ASSITED LIVING	1,409,109	1	0	0	1	0	1	0	U/C	12/99	N/A

	38,658,921	4,150,498	21,298,724	50,308,637	5,245,180	71,607,361	76,852,541	5,445,949

Since the Operating Partnerships maintain a calendar year end the information reported on this schedule is as of December 31,

2000.

U/C-Property was under construction as of March 31, 2001.

**There were no carrying costs as of December 31, 2000. The column has been omitted for presentation purposes.

Notes to Schedule III
Boston Capital Tax Credit Fund IV LP - Series 33

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period - 4/1/98		$0
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	17,889,644
Improvements, etc	0
Other	0
		$17,889,644
Deductions during period:
Cost of real estate sold	$0
Other *	0
		$0
Balance at close of period - 3/31/99		$17,889,644
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	7,559,577
Improvements, etc	37,620,253
Other	0
		$45,179,830
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/00		$63,069,474
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	13,783,067
Other	0
		$13,783,067
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/01		$76,852,541

Notes to Schedule III
Boston Capital Tax Credit Fund IV LP - Series 33 (continued)

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 4/1/98		$0
Current year expense	$1,694,284
Balance at close of period - 3/31/99		$1,694,284
Current year expense	$1,033,967
Balance at close of period - 3/31/00		$2,728,251
Current year expense	$2,717,698
Balance at close of period - 3/31/01		$5,445,949

Boston Capital Tax Credit Fund IV LP - Series 34
Schedule III - Real Estate and Accumulated Depreciation
March 31, 2001

		Initial cost to company		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements	Land	Buildings and Improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
ABBEY RIDGE	496,379	48,000	2,129,097	0	48,000	2,129,097	2,177,097	57,196	01/00	02/00	5-27.5
ALLISON APTS	925,678	208,000	0	1,733,194	208,000	1,733,194	1,941,194	103,111	01/99	11/98	5-27.5
BELMONT AFFORDABLE HOUSING	530,872	5,000	2,374,186	0	5,000	2,374,186	2,379,186	134,916	12/98	01/99	5-27.5

BOERNE CREEKSIDE	2,060,457	204,622	0	4,770,432	205,736	4,770,432	4,976,168	84,484	06/00	11/98	5-27.5
HIGHWAY 18 PARTNERS	10,550,000	766,286	7,424,418	5,530,346	797,823	12,954,764	13,752,587	391,457	06/00	10/99	5-27.5

HOWARD PARK	329,194	75,000	1,159,772	0	75,000	1,159,772	1,234,772	87,969	12/99	04/99	5-27.5
KERRVILLE MEADOWS	1,610,692	174,699	0	4,341,243	226,306	4,341,243	4,567,549	169,561	04/00	11/98	5-27.5
MERCHANT'S COURT	6,087,259	1,069,682	3,060,740	10,234,283	1,069,682	13,295,023	14,364,705	477,328	12/99	02/99	5-27.5
MILLWOOD PARK	8,360,000	892,181	0	11,500,276	869,681	11,500,276	12,369,957	375,412	11/99	12/98	10-40
MONTOUR FALLS VILLAGE	1,022,512	65,556	0	1,818,553	35,000	1,818,553	1,853,553	146,965	04/99	10/98	5-27.5

NORTHWOOD HOMES	813,456	96,000	1,953,479	0	96,000	1,953,479	2,049,479	94,830	06/99	04/99	5-27.5
RHP-96	1,697,929	142,576	0	3,668,511	142,576	3,668,511	3,811,087	140,948	12/99	10/98	5-27.5
SOUTHAVEN PTRS I	9,790,000	974,288	1,815,504	10,668,594	999,288	12,484,098	13,483,386	766,582	12/99	03/99	5-27.5
WASHINGTON COURTYARD	2,897,533	580,398	0	4,502,224	580,398	4,502,224	5,082,622	97,315	08/00	08/99	5-27.5

	47,171,961	5,302,288	19,917,196	58,767,656	5,358,490	78,684,852	84,043,342	3,128,074

Since the Operating Partnerships maintain a calendar year end the information reported on this schedule is as of December 31, 2000.

U/C-Property was under construction as of March 31, 2001.

**There were no carrying costs as of December 31, 2000. The column has been omitted for presentation purposes.

Notes to Schedule III
Boston Capital Tax Credit Fund IV LP - Series 34

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period - 4/1/98		$0
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	4,477,426
Improvements, etc	0
Other	0
		$4,477,426
Deductions during period:
Cost of real estate sold	$0
Other *	0
		$0
Balance at close of period - 3/31/99		$4,477,426
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	14,434,539
Improvements, etc	36,399,836
Other	0
		$50,834,375
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/00		$55,311,801
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	28,731,541
Other	0
		$28,731,541
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/01		$84,043,342

Notes to Schedule III
Boston Capital Tax Credit Fund IV LP - Series 34 (continued)

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 4/1/98		$0
Current year expense	$0
Balance at close of period - 3/31/99		$0
Current year expense	$496,969
Balance at close of period - 3/31/00		$496,969
Current year expense	$2,631,105
Balance at close of period - 3/31/01		$3,128,074

Boston Capital Tax Credit Fund IV LP - Series 35
Schedule III - Real Estate and Accumulated Depreciation
March 31, 2001

		Initial cost to company		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements	Land	Buildings and Improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
ASHTON COVE	1,992,986	315,041	0	4,493,638	315,041	4,493,638	4,808,679	96,516	04/00	01/00	7-40
BRAZOSWOOD	2,000,000	83,741	0	5,529,182	162,413	5,529,182	5,691,595	84,807	07/00	07/99	5-27.5
COLUMBIA WOODS	0	605,453	0	0	605,453	0	605,453	0	U/C	10/00	N/A
CYPRESS POINTE	2,847,792	247,810	3,148,052	2,739,535	247,810	5,887,587	6,135,397	208,573	03/00	04/99	5-27.5
GARDEN GATE ( NEW CANEY)	891,154	34,078	0	1,874,456	34,078	1,874,456	1,908,534	31,301	07/00	03/99	7-40

HILLSIDE TERRACE	1,810,159	369,421	4,812,286	1,632,908	330,000	6,445,194	6,775,194	99,042	07/00	04/99	12-40
MULVANE HOUSING ASSOC	2,054,963	188,000	4,043,181	2,845	188,000	4,046,026	4,234,026	142,624	11/99	12/98	10-40

RIVERWALK APTS HOMES	423,253	44,380	1,699,925	0	44,380	1,699,925	1,744,305	114,528	07/99	12/98	5-27.5

TENNESSEE PARTNERS XII	5,000,000	390,100	6,182,403	19,275	390,100	6,201,678	6,591,778	324,464	12/99	04/99	5-27.5

WASHINGTON COURTYARD	2,897,533	580,398	0	4,502,224	580,398	4,502,224	5,082,622	97,315	08/00	08/99	5-27.5

WEDGEWOOD PARK	5,475,000	750,000	0	11,892,672	812,355	11,892,672	12,705,027	183,643	08/00	12/99	5-27.5

	25,392,840	3,608,422	19,885,847	32,686,735	3,710,028	52,572,582	56,282,610	1,382,813

Since the Operating Partnerships maintain a calendar year end the information reported on this schedule is as of December 31, 2000.

U/C-Property was under construction as of March 31, 2001

**There were no carrying costs as of December 31, 2000. The column has been omitted for presentation purposes.

Notes to Schedule III
Boston Capital Tax Credit Fund IV LP - Series 35

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period - 4/1/99		$0
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	22,888,816
Improvements, etc	0
Other	0
		$22,888,816
Deductions during period:
Cost of real estate sold	$0
Other *	0
		$0
Balance at close of period - 3/31/00		$22,888,816
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	605,453
Improvements, etc	32,788,341
Other	0
		$33,393,794
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/01		$56,282,610

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 4/1/99		$0
Current year expense	$109,873
Balance at close of period - 3/31/00		$109,873
Current year expense	$1,272,940
Balance at close of period - 3/31/01		$1,382,813

Boston Capital Tax Credit Fund IV LP - Series 36
Schedule III - Real Estate and Accumulated Depreciation
March 31, 2001

		Initial cost to company		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements	Land	Buildings and Improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
ALOHA HOUSING	3,525,770	552,000	3,283,217	7,963	552,000	3,291,180	3,843,180	164,892	11/99	08/99	5-27.5
ANNADALE HOUSING	8,480,788	226,000	12,231,650	0	226,000	12,231,650	12,457,650	2,385,748	06/90	01/00	5-50
ASHTON RIDGE	3,860,195	300,500	9,547,932	0	300,500	9,547,932	9,848,432	251,406	12/00	02/00	5-27.5
NOWATA	1,263,911	35,000	859,081	677,409	30,000	1,536,490	1,566,490	61,528	02/00	08/99	5-30
PARIS PLACE	1,279,999	272,000	0	2,010,100	272,000	2,010,100	2,282,100	15,764	09/00	11/99	5-27.5
RIVERVIEW BEND	3,393,333	150,000	3,277,543	1,150,758	241,987	4,428,301	4,670,288	190,173	03/00	12/99	5-27.5
SR SUITES WASHINGTON HGTS	3,152,542	29,876	7,361,729	0	29,876	7,361,729	7,391,605	17,507	11/00	12/99	5-27.5
VALLEYVIEW ESTATES	492,836	188,091	2,125,968	0	188,091	2,125,968	2,314,059	84,675	05/00	11/99	5-27.5

WEDGEWOOD PARK	5,475,000	750,000	0	11,892,672	812,355	11,892,672	12,705,027	183,643	08/00	12/99	5-27.5
WILLOWBROOK APTS	740,309	215,000	2,220,401	0	215,000	2,220,401	2,435,401	80,838	09/99	06/99	5-27.5
WINGFILED APTS	554,139	139,800	2,104,682	0	139,800	2,104,682	2,244,482	94,531	07/99	06/99	5-27.5

	32,218,822	2,858,267	43,012,203	15,738,902	3,007,609	58,751,105	61,758,714	3,530,705

Since the Operating Partnerships maintain a calendar year end the information reported on this schedule is as of December 31, 2000.

U/C-Property was under construction as of March 31, 2001

**There were no carrying costs as of December 31, 2000. The column has been omitted for presentation purposes.

Notes to Schedule III
Boston Capital Tax Credit Fund IV LP - Series 36

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period - 4/1/99		$0
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	13,858,724
Improvements, etc	0
Other	0
		$13,858,724
Deductions during period:
Cost of real estate sold	$0
Other *	0
		$0
Balance at close of period - 3/31/00		$13,858,724
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	22,306,082
Improvements, etc	25,593,908
Other	0
		$47,899,990
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/01		$61,758,714

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 4/1/99		$0
Current year expense	$109,722
Balance at close of period - 3/31/00		$109,722
Current year expense	$3,420,983
Balance at close of period - 3/31/01		$3,530,705

Boston Capital Tax Credit Fund IV LP - Series 37
Schedule III - Real Estate and Accumulated Depreciation
March 31, 2001

		Initial cost to company		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements	Land	Buildings and Improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
ASHTON RIDGE	3,860,195	300,500	9,547,932	0	300,500	9,547,932	9,848,432	251,406	12/00	02/00	5-27.5
BALDWIN VILLAS	6,890,106	200,000	0	2,398,038	200,000	2,398,038	2,598,038	11,017	U/C	10/99	5-27.5
COLUMBIA WOODS	0	605,453	0	0	605,453	0	605,453	0	U/C	10/00	N/A
HIGHWAY 18	10,550,000	766,286	7,424,418	5,530,346	797,823	12,954,764	13,752,587	391,457	06/00	10/99	5-27.5
SR SUITES WASHINTGON HGTS	3,152,542	29,876	7,361,729	0	29,876	7,361,729	7,391,605	17,507	11/00	12/99	5-27.5

SILVER POND	3,304,297	340,000	3,518,005	0	340,000	3,518,005	3,858,005	47,640	U/C	06/00	40
STEARNS ASSISTED LIVING	1,409,109	1	0	0	1	0	1	0	U/C	12/99	N/A

	29,166,249	2,242,116	27,852,084	7,928,384	2,273,653	35,780,468	38,054,121	719,027

Since the Operating Partnerships maintain a calendar year end the information reported on this schedule is as of December 31, 2000.

U/C-Property was under construction as of March 31, 2001

**There were no carrying costs as of December 31, 2000. The column has been omitted for presentation purposes.

Notes to Schedule III
Boston Capital Tax Credit Fund IV LP - Series 37

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period - 4/1/99		$0
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	8,390,705
Improvements, etc	0
Other	0
		$8,390,705
Deductions during period:
Cost of real estate sold	$0
Other *	0
		$0
Balance at close of period - 3/31/00		$8,390,705
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	10,519,032
Improvements, etc	19,144,384
Other	0
		$29,663,416
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/01		$38,054,121

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 4/1/99		$0
Current year expense	$0
Balance at close of period - 3/31/00		$0
Current year expense	$719,027
Balance at close of period - 3/31/01		$719,027

Boston Capital Tax Credit Fund IV LP - Series 38
Schedule III - Real Estate and Accumulated Depreciation
March 31, 2001

		Initial cost to company		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements	Land	Buildings and Improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
ALDINE WESTFIELD	1,000	334,472	0	0	334,472	0	334,472	0	U/C	04/00	N/A
ANDOVER HOUSING	2,672,237	150,000	4,645,760	0	150,000	4,645,760	4,795,760	9,947	12/00	05/00	10-40
ARBORS AT EAGLE CREST	1,800,000	305,872	0	0	305,872	0	305,872	0	U/C	12/00	N/A

BRISTOW PLACE	549,371	32,500	896,311	0	32,500	896,311	928,811	12,320	12/00	06/00	5-30
COLUMBIA CREEK	0	1,068,040	0	0	1,068,040	0	1,068,040	0	U/C	08/00	N/A
CUSHING PLACE	1,318,179	0	1,358,355	0	0	1,358,355	1,358,355	12,646	10/00	03/00	5-27.5
HAMMOND PLACE	496,483	94,026	2,164,107	0	94,026	2,164,107	2,258,133	41,141	04/00	03/00	5-27.5
HERITAGE II	917,034	60,130	1,171,322	0	60,130	1,171,322	1,231,452	29,862	06/00	06/00	5-27.5
WILLOWBROOK II	951,343	168,860	2,093,435	0	168,860	2,093,435	2,262,295	37,700	U/C	03/00	5-27.5

	8,705,647	2,213,900	12,329,290	0	2,213,900	12,329,290	14,543,190	143,616

Since the Operating Partnerships maintain a calendar year end the information reported on this schedule is as of December 31, 2000.

U/C-Property was under construction as of March 31, 2001

**There were no carrying costs as of December 31, 2000. The column has been omitted for presentation purposes.

Notes to Schedule III
Boston Capital Tax Credit Fund IV LP - Series 38

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period - 4/1/00		$0
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	14,543,190
Improvements, etc	0
Other	0
		$14,543,190
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/01		$14,543,190

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 4/1/00		$0
Current year expense	$143,616
Balance at close of period - 3/31/01		$143,616

Boston Capital Tax Credit Fund IV LP - Series 39
Schedule III - Real Estate and Accumulated Depreciation
March 31, 2001

		Initial cost to company		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements	Land	Buildings and Improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
ARBORS AT EAGLE CREST	1,800,000	305,872	0	0	305,872	0	305,872	0	U/C	04/00	N/A

ARBORS AT IRONWOOD	0	121,057	0	0	121,057	0	121,057	0	U/C	05/00	N/A

AUSTIN ACRES	0	128,000	0	0	128,000	0	128,000	0	U/C	12/00	N/A
BALDWIN VILLAS	6,890,106	200,000	2,398,038	0	200,000	2,398,038	2,598,038	11,017	U/C	06/00	5-27.5
COLUMBIA CREEK	0	1,068,040	0	0	1,068,040	0	1,068,040	0	U/C	03/00	N/A
DAYSTAR	759,546	155,028	0	0	155,028	0	155,028	0	01/01	03/00	N/A
GOUVERNEUR SR	0	0	0	0	0	0	0	0	U/C	06/00	N/A

	9,449,652	1,977,997	2,398,038	0	1,977,997	2,398,038	4,376,035	11,017

Since the Operating Partnerships maintain a calendar year end the information reported on this schedule is as of December 31, 2000.

U/C-Property was under construction as of March 31, 2001

**There were no carrying costs as of December 31, 2000. The column has been omitted for presentation purposes.

Notes to Schedule III
Boston Capital Tax Credit Fund IV LP - Series 39

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period - 4/1/00		$0
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	4,376,035
Improvements, etc	0
Other	0
		$4,376,035
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/01		$4,376,035

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 4/1/00		$0
Current year expense	$11,017
Balance at close of period - 3/31/01		$11,017