Form 10-Q
period 2001-06-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2001-08-20
CIK 913778

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2001

                                             or

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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2001

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	1-22
Statements of Operations	23-44
Statements of Changes in Partners' Capital	45-56
Statements of Cash Flows	57-100
Notes to Financial Statements	101-126

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	127-141

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	142

Signatures	143

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

	June 30, 2001 (Unaudited)	March 31, 2001 (Audited)

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$404,678,233	$406,915,006

OTHER ASSETS

Cash and cash equivalents	13,500,279	21,596,216
Investments	10,067,956	7,839,034
Notes receivable	10,328,756	9,701,571
Acquisition costs	19,493,084	18,200,249
Other assets	16,982,602	13,295,747
	$475,050,910	$477,547,823

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 303,599	$ 152,623
Accounts payable affiliates	9,698,165	8,709,180
Capital contributions payable	36,014,389	42,458,387
Line of credit	-	2,125,548
	46,016,153	53,445,738

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 63,760,686 issued and outstanding, as of June 30, 2001	430,105,751	425,102,598
General Partner	(1,154,938)	(1,084,457)
Unrealized gain (loss) on securities
available for sale, net	83,944	83,944
	429,034,757	424,102,085
	$475,050,910	$477,547,823

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 20

	June 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 16,348,876	$ 16,738,536

OTHER ASSETS
Cash and cash equivalents	165,238	179,335
Investments	-	-
Notes receivable	-	-
Acquisition costs	90,198	91,091
Other assets	913,020	877,017
	$ 17,517,332	$ 17,885,979

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	2,204,574	2,109,761
Capital contributions payable	388,026	388,026
Line of credit	-	-
	2,592,600	2,497,787

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,866,700 issued and outstanding, as of June 30, 2001	15,106,050	15,564,875
General Partner	(181,318)	(176,683)
Unrealized gain (loss) on securities
available for sale, net	-	-
	14,924,732	15,388,192
	$ 17,517,332	$ 17,885,979

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 21

	June 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 5,418,690	$ 5,713,575

OTHER ASSETS
Cash and cash equivalents	269,016	235,224
Investments	197,653	232,896
Notes receivable	641,542	641,542
Acquisition costs	49,335	49,823
Other assets	403,307	403,560
	$ 6,979,543	$ 7,276,620

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	531,810	475,350
Capital contributions payable	689,358	689,358
Line of credit	-	-
	1,221,168	1,164,708

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 1,892,700 issued and outstanding, as of June 30, 2001	5,861,556	6,211,561
General Partner	(104,380)	(100,845)
Unrealized gain (loss) on securities
available for sale, net	1,196	1,196
	5,758,372	6,111,912
	$ 6,979,540	$ 7,276,620

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 22

	June 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$12,203,184	$12,526,478

OTHER ASSETS
Cash and cash equivalents	270,018	352,021
Investments	167,155	126,853
Notes receivable	450,981	450,981
Acquisition costs	155,030	156,564
Other assets	167,930	162,615
	$13,414,298	$13,775,512

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,264,387	1,200,739
Capital contributions payable	487,655	538,769
Line of credit	-	-
	1,752,042	1,739,508

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,564,400 issued and outstanding, as of June 30, 2001	11,764,070	12,134,081
General Partner	(102,465)	(98,728)
Unrealized gain (loss) on securities
available for sale, net	651	651
	11,662,256	12,036,004
	$13,414,298	$13,775,512

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 23

	June 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$18,848,471	$19,119,494

OTHER ASSETS
Cash and cash equivalents	310,748	293,829
Investments	-	-
Notes receivable	306,751	306,751
Acquisition costs	230,552	232,834
Other assets	303,455	303,455
	$19,999,977	$20,256,363

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	778,749	718,684
Capital contributions payable	458,632	458,631
Line of credit	-	-
	1,237,381	1,177,315

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,336,727 issued and outstanding, June 30, 2001	18,859,817	19,173,104
General Partner	(97,221)	(94,056)
Unrealized gain (loss) on securities
available for sale, net	-	-
	18,762,596	19,079,048
	$19,999,977	$20,256,363

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 24

	June 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$10,614,018	$10,964,312

OTHER ASSETS
Cash and cash equivalents	302,337	362,301
Investments	204,533	155,081
Notes receivable	534,342	534,342
Acquisition costs	257,665	260,216
Other assets	711,959	711,871
	$12,624,854	$12,988,123

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,071,297	1,012,963
Capital contributions payable	1,214,204	1,214,204
Line of credit	-	-
	2,285,501	2,227,167

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,169,878 issued and outstanding, as of June 30, 2001	10,420,473	10,837,860
General Partner	(81,913)	(77,697)
Unrealized gain (loss) on securities
available for sale, net	793	793
	10,339,353	10,760,956
	$12,624,854	$12,988,123

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 25

	June 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$17,281,534	$17,559,746

OTHER ASSETS
Cash and cash equivalents	439,422	494,183
Investments	247,506	187,522
Notes receivable	523,193	523,193
Acquisition costs	258,768	261,330
Other assets	1,353,863	1,353,754
	$20,104,286	$20,379,728

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	786,197	718,028
Capital contributions payable	2,083,892	2,083,892
Line of credit	-	-
	2,870,089	2,801,920

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,026,109 issued and outstanding, as of June 30, 2001	17,318,344	17,658,519
General Partner	(85,112)	(81,676)
Unrealized gain (loss) on securities
available for sale, net	965	965
	17,234,197	17,577,808
	$20,104,286	$20,379,728

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 26

	June 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$26,157,559	$26,630,528

OTHER ASSETS
Cash and cash equivalents	319,288	335,066
Investments	-	-
Notes receivable	571,335	571,335
Acquisition costs	452,954	457,439
Other assets	2,200,731	2,182,444
	$29,701,867	$30,176,812

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 90	$ 90
Accounts payable affiliates	1,238,403	1,129,008
Capital contributions payable	2,197,431	2,199,426
Line of credit	-	-
	3,435,924	3,328,524

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,995,900 issued and outstanding, as of June 30, 2001	26,343,537	26,920,058
General Partner	(77,594)	(71,770)
Unrealized gain (loss) on securities
available for sale, net	-	-
	26,265,943	26,848,288
	$29,701,867	$30,176,812

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 27

	June 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$15,557,653	$15,763,571

OTHER ASSETS
Cash and cash equivalents	487,274	647,352
Investments	289,180	219,105
Notes receivable	-	-
Acquisition costs	377,405	381,142
Other assets	173,374	173,250
	$16,884,886	$17,184,420

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,038,500	959,699
Capital contributions payable	203,270	315,311
Line of credit	-
	1,241,770	1,275,010

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,460,700 issued and outstanding, as of June 30, 2001	15,692,022	15,955,653
General Partner	(50,027)	(47,364)
Unrealized gain (loss) on securities
available for sale, net	1,121	1,121
	15,643,116	15,909,410
	$16,884,886	$17,184,420

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 28

	June 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$27,452,867	$27,883,913

OTHER ASSETS
Cash and cash equivalents	806,530	1,117,380
Investments	1,133,096	1,463,320
Notes receivable	-	-
Acquisition costs	83,336	84,161
Other assets	6,561	6,074
	$29,482,390	$30,554,848

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	-	-
Capital contributions payable	153,783	744,786
Line of credit	-	-
	153,783	744,786

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,000,738 issued and outstanding, as of June 30, 2001	29,374,721	29,851,361
General Partner	(50,507)	(45,692)
Unrealized gain (loss) on securities
available for sale, net	4,393	4,393
	29,328,607	29,810,062
	$29,482,390	$30,554,848

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 29

	June 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$26,141,005	$26,617,342

OTHER ASSETS
Cash and cash equivalents	466,069	875,595
Investments	422,333	311,083
Notes receivable	20,935	20,935
Acquisition costs	83,557	84,385
Other assets	2,168	573
	$27,136,067	$27,909,913

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	-	-
Capital contributions payable	56,330	596,044
Line of credit	319,770	-
	376,100	596,044

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,991,800 issued and outstanding, as of June 30, 2001	26,824,990	27,373,353
General Partner	(71,108)	(65,569)
Unrealized gain (loss) on securities
available for sale, net	6,085	6,085
	26,759,967	27,313,869
	$27,136,067	$27,909,913

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 30

	June 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$18,651,577	$18,947,341

OTHER ASSETS
Cash and cash equivalents	606,886	735,208
Investments	322,372	237,413
Notes receivable	85,438	85,438
Acquisition costs	536,213	541,522
Other assets	668,129	666,912
	$20,870,615	$21,213,834

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	-	-
Capital contributions payable	1,029,156	1,034,250
Line of credit	-	-
	1,029,156	1,034,250

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,651,000 issued and outstanding, as of June 30, 2001	19,865,486	20,200,230
General Partner	(28,688)	(25,307)
Unrealized gain (loss) on securities
available for sale, net	4,661	4,661
	19,841,459	20,179,584
	$20,870,615	$21,213,834

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 31

	June 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$29,410,009	$29,919,423

OTHER ASSETS
Cash and cash equivalents	766,956	1,118,740
Investments	664,324	489,108
Notes receivable	855,675	855,675
Acquisition costs	-	-
Other assets	373,738	259,997
	$32,070,702	$32,642,943

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	-	-
Capital contributions payable	1,350,694	1,350,694
Line of credit	-	-
	1,350,694	1,350,694

PARTNERS CAPITAL
Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,417,857 issued and outstanding, as of June 30, 2001	30,782,595	31,349,114
General Partner	(72,155)	(66,433)
Unrealized gain (loss) on securities
available for sale, net	9,568	9,568
	30,720,008	31,292,249
	$32,070,702	$32,642,943

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 32

	June 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$34,802,453	$35,003,481

OTHER ASSETS
Cash and cash equivalents	754,985	1,111,983
Investments	657,324	483,852
Notes receivable	104,000	104,000
Acquisition costs	757,450	764,950
Other assets	582,379	482,763
	$37,658,591	$37,951,029

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	163,029	80,152
Capital contributions payable	1,178,311	1,286,333
Line of credit	-	-
	1,341,340	1,366,485

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,754,198 issued and outstanding, as of June 30, 2001	36,351,057	36,615,677
General Partner	(43,284)	(40,611)
Unrealized gain (loss) on securities
available for sale, net	9,478	9,478
	36,317,251	36,584,544
	$37,658,591	$37,951,029

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 33

	June 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$19,566,200	$19,646,067

OTHER ASSETS
Cash and cash equivalents	773,204	1,147,109
Investments	81,666	623,376
Notes receivable	113,575	113,575
Acquisition costs	688,794	695,613
Other assets	236,726	175,148
	$21,460,165	$22,400,888

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 7	$ 2,536
Accounts payable affiliates	188,958	145,515
Capital contributions payable	751,366	1,557,634
Line of credit	-	-
	940,331	1,705,685

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,636,533 issued and outstanding, as of June 30, 2001	20,528,346	20,701,961
General Partner	(20,705)	(18,951)
Unrealized gain (loss) on securities
available for sale, net	12,193	12,193
	20,519,834	20,695,203
	$21,460,165	$22,400,888

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 34

	June 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$25,358,416	$25,611,061

OTHER ASSETS
Cash and cash equivalents	332,018	349,527
Investments	-	-
Notes receivable	439,562	439,562
Acquisition costs	1,094,701	1,105,542
Other assets	513,890	513,890
	$27,738,587	$28,019,582

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	84,127	10,837
Capital contributions payable	1,034,636	1,051,622
Line of credit	-	-
	1,118,763	1,062,459

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,529,319 issued and outstanding, as of June 30, 2001	26,654,035	26,987,961
General Partner	(34,211)	(30,838)
Unrealized gain (loss) on securities
available for sale, net	-	-
	26,619,824	26,957,123
	$27,738,587	$28,019,582

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 35

	June 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$21,434,856	$22,009,700

OTHER ASSETS
Cash and cash equivalents	461,931	681,948
Investments	1,229,738	1,047,325
Notes receivable	718,318	718,318
Acquisition costs	3,102,292	3,132,994
Other assets	779,483	768,378
	$27,726,618	$28,358,663

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 224	$ 224
Accounts payable affiliates	15,887	92
Capital contributions payable	2,403,180	2,520,290
Line of credit	-	-
	2,419,291	2,520,606

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,300,463 issued and outstanding, as of June 30, 2001	25,326,403	25,851,826
General Partner	(29,051)	(23,744)
Unrealized gain (loss) on securities
available for sale, net	9,975	9,975
	25,307,327	25,838,057
	$27,726,618	$28,358,663

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 36

	June 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$14,566,701	$14,753,049

OTHER ASSETS
Cash and cash equivalents	238,031	440,801
Investments	-	-
Notes receivable	539,353	539,353
Acquisition costs	2,130,097	2,146,752
Other assets	598,159	583,368
	$18,072,341	$18,463,323

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ 4,410
Accounts payable affiliates	170,435	130,247
Capital contributions payable	1,331,564	1,460,200
Line of credit	-	-
	1,501,999	1,594,857

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,106,837 issued and outstanding, as of June 30, 2001	16,583,302	16,878,445
General Partner	(12,960)	(9,979)
Unrealized gain (loss) on securities
available for sale, net	-	-
	16,570,342	16,868,466
	$18,072,341	$18,463,323

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 37

	June 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$18,306,092	$18,470,074

OTHER ASSETS
Cash and cash equivalents	481,529	1,357,135
Investments	5,382	581,399
Notes receivable	2,199,878	2,812,196
Acquisition costs	2,355,921	2,372,609
Other assets	1,598,544	1,564,777
	$24,947,346	$27,158,190

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 350	$ 26,871
Accounts payable affiliates	12,634	85
Capital contributions payable	3,864,726	5,838,932
Line of credit	-	-
	3,877,710	5,865,888

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,512,500 issued and outstanding, as of June 30, 2001	21,070,175	21,290,614
General Partner	(5,921)	(3,694)
Unrealized gain (loss) on securities
available for sale, net	5,382	5,382
	21,069,636	21,292,302
	$24,947,346	$27,158,190

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 38

	June 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$18,906,791	$18,847,690

OTHER ASSETS
Cash and cash equivalents	1,835,554	3,300,784
Investments	856,681	216,934
Notes receivable	228,455	755,920
Acquisition costs	2,658,299	2,655,867
Other assets	737,637	160,038
	$25,223,417	$25,937,233

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ 2,733
Accounts payable affiliates	8,745	-
Capital contributions payable	3,790,568	4,429,476
Line of credit	-	-
	3,799,313	4,432,209

PARTNERS CAPITAL
Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,543,000 issues and outstanding, June 30, 2001	21,422,953	21,503,064
General Partner	(3,086)	(2,277)
Unrealized gain (loss) on securities
available for sale, net	4,237	4,237
	21,424,104	21,505,024
	$25,223,417	$25,937,233

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 39

	June 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$16,681,901	$16,411,959

OTHER ASSETS
Cash and cash equivalents	1,630,154	5,907,337
Investments	3,589,013	1,463,767
Notes receivable	540,773	228,455
Acquisition costs	2,371,502	2,337,478
Other assets	295,968	29,308
	$25,109,311	$26,378,304

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ 28,722
Accounts payable affiliates	834	-
Capital contributions payable	5,641,937	6,821,583
Line of credit	-	-
	5,642,771	6,850,305

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,292,152 issued and outstanding, as of June 30, 2001	19,455,212	19,516,181
General Partner	(1,918)	(1,428)
Unrealized gain (loss) on securities
available for sale, net	13,246	13,246
	19,466,540	19,527,999
	$25,109,311	$26,378,304

*Series 39 did not commence operations until after March 31, 2000, therefore, it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 40

	June 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$10,969,380	$ $ 7,777,666

OTHER ASSETS
Cash and cash equivalents	1,783,094	553,358
Investments	-	-
Notes receivable	1,454,650	-
Acquisition costs	1,759,015	387,937
Other assets	4,361,581	1,916,555
	$20,327,720	$10,635,516

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 302,928	$ 87,037
Accounts payable affiliates	83,269	18,020
Capital contributions payable	5,442,230	5,878,926
Line of credit	-	2,125,548
	5,828,427	8,109,531

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 1,711,075 issued and outstanding, as of June 30, 2001	14,500,607	2,527,100
General Partner	(1,314)	(1,115)
Unrealized gain (loss) on securities
available for sale, net	-	-
	14,499,293	2,525,985
	$20,327,720	$10,635,516

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

	2001	2000

Income
Interest income	$ 218,471	$ 660,856
Other income	-	-
	218,471	660,856

Share of loss from Operating Partnerships (Note D)	(5,781,968)	(4,435,838)

Expenses
Professional fees	136,882	71,094
Fund management fee (Note C)	1,120,777	1,080,541
Organization costs	-	-
Amortization	133,683	125,429
General and administrative expenses	93,289	265,763
	1,484,631	1,542,827

NET INCOME (LOSS)	$(7,048,128)	$(5,317,809)

Net income (loss) allocated to limited partners	$(6,977,647)	$(5,264,631)

Net income (loss) allocated to general partner	$ (70,481)	$ (53,178)

Net income (loss) per BAC	$ (2.27)	$ (1.68)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 20

	2001	2000

Income
Interest income	$ 774	$ 1,376
Other income	-	-
	774	1,376

Share of loss from Operating Partnerships(Note D)	(388,910)	(413,953)

Expenses
Professional fees	4,846	2,188
Fund management fee (Note C)	65,813	74,533
Organization costs	-	-
Amortization	893	893
General and administrative expenses	3,772	8,090
	75,324	85,704

NET INCOME (LOSS)	$ (463,460)	$ (498,281)

Net income (loss) allocated to limited partners	$ (458,825)	$ (493,298)

Net income (loss) allocated to general partner	$ (4,635)	$ (4,983)

Net income (loss) per BAC	$ (.12)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 21

	2001	2000

Income
Interest income	$ 3,426	$ 13,265
Other income	-	-
	3,426	13,265

Share of loss from Operating Partnerships(Note D)	(294,888)	(288,778)

Expenses
Professional fees	3,512	1,652
Fund management fee (Note C)	55,140	52,820
Organization costs	-	-
Amortization	488	488
General and administrative expenses	2,938	6,255
	62,078	61,215

NET INCOME (LOSS)	$ (353,540)	$ (336,728)

Net income (loss) allocated to limited partners	$ (350,005)	$ (333,361)

Net income (loss) allocated to general partner	$ (3,535)	$ (3,367)

Net income (loss) per BAC	$ (.18)	$ (.18)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 22

	2001	2000

Income
Interest income	$ 3,180	$ 7,424
Other income	-	-
	3,180	7,424

Share of loss from Operating Partnerships(Note D)	(317,726)	(365,988)

Expenses
Professional fees	5,138	1,965
Fund management fee (Note C)	48,809	45,219
Organization costs	-	-
Amortization	1,535	1,535
General and administrative expenses	3,720	6,774
	59,202	55,493

NET INCOME (LOSS)	$ (373,748)	$ (414,057)

Net income (loss) allocated to limited partners	$ (370,011)	$ (409,916)

Net income (loss) allocated to general partner	$ (3,737)	$ (4,141)

Net income (loss) per BAC	$ (.14)	$ (.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 23

	2001	2000

Income
Interest income	$ 1,937	$ 2,759
Other income	-	-
	1,937	2,759

Share of loss from Operating Partnerships(Note D)	(266,586)	(312,848)

Expenses
Professional fees	3,998	1,332
Fund management fee (Note C)	41,723	41,566
Organization costs	-	-
Amortization	2,283	1,562
General and administrative expenses	3,799	7,215
	51,803	51,675

NET INCOME (LOSS)	$ (316,452)	$ (361,764)

Net income (loss) allocated to limited partners	$ (313,287)	$ (358,146)

Net income (loss) allocated to general partner	$ (3,165)	$ (3,618)

Net income (loss) per BAC	$ (.09)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 24

	2001	2000

Income
Interest income	$ 3,535	$ 6,535
Other income	-	-
	3,535	6,535

Share of loss from Operating Partnerships(Note D)	(346,240)	(342,989)

Expenses
Professional fees	16,997	10,126
Fund management fee (Note C)	54,138	57,213
Organization costs	-	-
Amortization	2,551	2,551
General and administrative expenses	5,212	6,153
	78,898	76,043

NET INCOME (LOSS)	$ (421,603)	$ (412,497)

Net income (loss) allocated to limited partners	$ (417,387)	$ (408,372)

Net income (loss) allocated to general partner	$ (4,216)	$ (4,125)

Net income (loss) per BAC	$ (.19)	$ (.19)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 25

	2001	2000

Income
Interest income	$ 4,554	$ 15,721
Other income	-	-
	4,554	15,721

Share of loss from Operating Partnerships(Note D)	(276,408)	(371,060)

Expenses
Professional fees	5,208	5,884
Fund management fee (Note C)	58,869	59,889
Organization costs	-	-
Amortization	3,805	3,805
General and administrative expenses	3,875	8,591
	71,757	78,169

NET INCOME (LOSS)	$ (343,611)	$ (433,508)

Net income (loss) allocated to limited partners	$ (340,175)	$ (429,173)

Net income (loss) allocated to general partner	$ (3,436)	$ (4,335)

Net income (loss) per BAC	$ (.11)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 26

	2001	2000

Income
Interest income	$ 1,521	$ 49,905
Other income	-	-
	1,521	49,905

Share of loss from Operating Partnerships(Note D)	(467,279)	(276,125)

Expenses
Professional fees	8,023	2,825
Fund management fee (Note C)	99,995	103,295
Organization costs	-	-
Amortization	4,485	4,340
General and administrative expenses	4,084	8,745
	116,587	119,205

NET INCOME (LOSS)	$ (582,345)	$ (345,425)

Net income (loss) allocated to limited partners	$ (576,521)	$ (341,971)

Net income (loss) allocated to general partner	$ (5,824)	$ (3,454)

Net income (loss) per BAC	$ (.14)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 27

	2001	2000

Income
Interest income	$ 4,797	$ 12,292
Other income	-	-
	4,797	12,292

Share of loss from Operating Partnerships(Note D)	(195,191)	(262,316)

Expenses
Professional fees	7,013	1,683
Fund management fee (Note C)	61,696	69,171
Organization costs	-	-
Amortization	3,914	3,914
General and administrative expenses	3,277	6,568
	75,900	81,336

NET INCOME (LOSS)	$ (266,294)	$ (331,360)

Net income (loss) allocated to limited partners	$ (263,631)	$ (328,046)

Net income (loss) allocated to general partner	$ (2,663)	$ (3,314)

Net income (loss) per BAC	$ (.11)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 28

	2001	2000

Income
Interest income	$ 21,597	$ 48,756
Other income	-	-
	21,597	48,756

Share of loss from Operating Partnerships(Note D)	(419,651)	(404,086)

Expenses
Professional fees	11,351	3,729
Fund management fee (Note C)	64,729	78,194
Organization costs	-	-
Amortization	825	825
General and administrative expenses	6,496	13,893
	83,401	96,641

NET INCOME (LOSS)	$ (481,455)	$ (451,971)

Net income (loss) allocated to limited partners	$ (476,640)	$ (447,451)

Net income (loss) allocated to general partner	$ (4,815)	$ (4,520)

Net income (loss) per BAC	$ (.12)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 29

	2001	2000

Income
Interest income	$ 8,709	$ 27,124
Other income	-	-
	8,709	27,124

Share of loss from Operating Partnerships(Note D)	(468,372)	(284,198)

Expenses
Professional fees	9,154	2,657
Fund management fee (Note C)	79,148	72,629
Organization costs	-	-
Amortization	828	813
General and administrative expenses	5,109	13,375
	94,239	89,474

NET INCOME (LOSS)	$ (553,902)	$ (346,548)

Net income (loss) allocated to limited partners	$ (548,363)	$ (343,083)

Net income (loss) allocated to general partner	$ (5,539)	$ (3,465)

Net income (loss) per BAC	$ (.14)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 30

	2001	2000

Income
Interest income	$ 8,300	$ 34,728
Other income	-	-
	8,300	34,728

Share of loss from Operating Partnerships(Note D)	(286,544)	(185,956)

Expenses
Professional fees	9,336	4,816
Fund management fee (Note C)	41,729	45,679
Organization costs	-	-
Amortization	5,309	5,298
General and administrative expenses	3,507	14,381
	59,881	70,174

NET INCOME (LOSS)	$ (338,125)	$ (221,402)

Net income (loss) allocated to limited partners	$ (334,744)	$ (219,188)

Net income (loss) allocated to general partner	$ (3,381)	$ (2,214)

Net income (loss) per BAC	$ (.13)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 31

	2001	2000

Income
Interest income	$ 12,702	$ 15,234
Other income	-	-
	12,702	15,234

Share of loss from Operating Partnerships(Note D)	(504,910)	(362,218)

Expenses
Professional fees	11,686	4,341
Fund management fee (Note C)	62,311	56,176
Organization costs	-	-
Amortization	-	-
General and administrative expenses	6,036	17,506
	80,033	78,023

NET INCOME (LOSS)	$ (572,241)	$ (425,007)

Net income (loss) allocated to limited partners	$ (566,519)	$ (420,757)

Net income (loss) allocated to general partner	$ (5,722)	$ (4,250)

Net income (loss) per BAC	$ (.13)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 32

	2001	2000

Income
Interest income	$ 13,196	$ 45,833
Other income	-	-
	13,196	45,833

Share of loss from Operating Partnerships(Note D)	(176,813)	(206,758)

Expenses
Professional fees	12,885	4,273
Fund management fee (Note C)	75,875	82,375
Organization costs	-	-
Amortization	9,082	9,066
General and administrative expenses	5,834	20,571
	103,676	116,285

NET INCOME (LOSS)	$ (267,293)	$ (277,210)

Net income (loss) allocated to limited partners	$ (264,620)	$ (274,438)

Net income (loss) allocated to general partner	$ (2,673)	$ (2,772)

Net income (loss) per BAC	$ (.06)	$ (.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 33

	2001	2000

Income
Interest income	$ 9,600	$ 53,842
Other income	-	-
	9,600	53,842

Share of loss from Operating Partnerships(Note D)	(143,489)	(110,726)

Expenses
Professional fees	5,194	5,521
Fund management fee (Note C)	26,131	37,913
Organization costs	-	-
Amortization	6,820	6,702
General and administrative expenses	3,335	19,109
	41,480	69,245

NET INCOME (LOSS)	$ (175,369)	$ (126,129)

Net income (loss) allocated to limited partners	$ (173,615)	$ (124,868)

Net income (loss) allocated to general Partner	$ (1,754)	$ (1,261)

Net income (loss) per BAC	$ (.07)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 34

	2000	1999

Income
Interest income	$ 2,496	$ 52,996
Other income	-	-
	2,496	52,996

Share of loss from Operating Partnerships(Note D)	(252,363)	(157,569)

Expenses
Professional fees	3,568	4,792
Fund management fee (Note C)	69,690	73,155
Organization costs	-	-
Amortization	10,986	10,637
General and administrative expenses	3,188	19,783
	87,432	108,367

NET INCOME (LOSS)	$ (337,299)	$ (212,940)

Net income (loss) allocated to limited partners	$ (333,926)	$ (210,811)

Net income (loss) allocated to general partner	$ (3,373)	$ (2,129)

Net income (loss) per BAC	$ (.09)	$ (.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 35

	2001	2000

Income
Interest income	$ 18,646	$ 97,784
Other income	-	-
	18,646	97,784

Share of loss from Operating Partnerships(Note D)	(456,139)	(118,914)

Expenses
Professional fees	3,788	4,289
Fund management fee (Note C)	52,051	54,660
Organization costs	-	-
Amortization	32,320	30,296
General and administrative expenses	5,078	51,704
	93,237	140,949

NET INCOME (LOSS)	$ (530,730)	$ (162,079)

Net income (loss) allocated to limited partners	$ (525,423)	$ (160,458)

Net income (loss) allocated to general partner	$ (5,307)	$ (1,621)

Net income (loss) per BAC	$ (.16)	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 36

	2001	2000

Income
Interest income	$ 1,729	$ 33,963
Other income	-	-
	1,729	33,963

Share of loss from Operating Partnerships(Note D)	(237,520)	28,644

Expenses
Professional fees	2,787	2,847
Fund management fee (Note C)	35,206	37,425
Organization costs	-	-
Amortization	22,116	21,490
General and administrative expenses	2,224	11,036
	62,333	72,798

NET INCOME (LOSS)	$ (298,124)	$ (10,191)

Net income (loss) allocated to limited partners	$ (295,143)	$ (10,089)

Net income (loss) allocated to general partner	$ (2,981)	$ (102)

Net income (loss) per BAC	$ (.14)	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 37

	2001	2000

Income
Interest income	$ 7,287	$ 33,963
Other income	-	-
	7,287	33,963

Share of loss from Operating Partnerships(Note D)	(162,400)	28,644

Expenses
Professional fees	3,503	2,847
Fund management fee (Note C)	35,938	37,425
Organization costs	-	-
Amortization	24,014	21,490
General and administrative expenses	4,098	11,036
	67,553	72,798

NET INCOME (LOSS)	$ (222,666)	$ (10,191)

Net income (loss) allocated to limited partners	$ (220,439)	$ (10,089)

Net income (loss) allocated to general partner	$ (2,227)	$ (102)

Net income (loss) per BAC	$ (.09)	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 38

	2001	2000

Income
Interest income	$ 24,081	$ 29,129
Other income	-	-
	24,081	29,129

Share of loss from Operating Partnerships(Note D)	(56,431)	-

Expenses
Professional fees	3,185	750
Fund management fee (Note C)	40,533	11,932
Organization costs	-	-
Amortization	793	-
General and administrative expenses	4,059	3,673
	48,570	16,355

NET INCOME (LOSS)	$ (80,920)	$ 12,774

Net income (loss) allocated to limited partners	$ (80,111)	$ 12,646

Net income (loss) allocated to general partner	$ (809)	$ 128

Net income (loss) per BAC	$ (.03)	$ .03

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 39*

2001

Income
Interest income	$ 61,170
Other income	-
61,170

Share of loss from Operating Partnerships(Note D)	(64,108)

Expenses
Professional fees	5,710
Fund management fee (Note C)	29,484
Organization costs	-
Amortization	636
General and administrative expenses	10,281
46,111

NET INCOME (LOSS)	$ (49,049)

Net income (loss) allocated to limited partners	$ (48,559)

Net income (loss) allocated to general partner	$ (490)

Net income (loss) per BAC	$ (.02)

*Series 39 did not commence operations until after June 30,2000, therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 40*

`	2001

Income
Interest income	$ 5,234
Other income	-
5,234

Share of loss from Operating Partnerships(Note D)	-

Expenses
Professional fees	-
Fund management fee (Note C)	21,769
Organization costs	-
Amortization	-
General and administrative expenses	3,367
25,136

NET INCOME (LOSS)	$ (19,902)

Net income (loss) allocated to limited partners	$ (19,703)

Net income (loss) allocated to general partner	$ (199)

Net income (loss) per BAC	$ (.01)

*Series 40 did not commence operations until after June 30,2000, therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30, 2001
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total

Partners' capital (deficit) April 1, 2001	$ 425,102,598	$ (1,084,457)	$ 83,944	$ 424,102,085

Capital contributions	13,734,750	-	-	13,734,750

Selling commissions and registration costs	(1,753,950)	-	-	(1,753,950)

Net income (loss)	(6,977,647)	(70,481)	-	(7,048,128)

Partners' capital (deficit), June 30, 2001	$ 430,105,751	$ (1,154,938)	$ 83,944	$ 429,034,757

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30, 2001
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 20
Partners' capital (deficit) April 1, 2001	$ 15,564,875	$ (176,683)	$ -	$ 15,388,192

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(458,825)	(4,635)	-	(463,460)

Partners' capital (deficit), June 30, 2001	$ 15,106,050	$ (181,318)	$ -	$ 14,924,732

Series 21
Partners' capital (deficit) April 1, 2001	$ 6,211,561	$ (100,845)	$ 1,196	$ 6,111,912

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(350,005)	(3,535)	-	(353,540)

Partners' capital (deficit), June 30, 2001	$ 5,861,556	$ (104,380)	$ 1,196	$ 5,758,372

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30, 2001
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 22
Partners' capital (deficit) April 1, 2001	$ 12,134,081	$ (98,728)	$ 651	$ 12,036,004

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(370,011)	(3,737)	-	(373,748)

Partners' capital (deficit), June 30, 2001	$ 11,764,070	$ (102,465)	$ 651	$ 11,662,256

Series 23
Partners' capital (deficit) April 1, 2001	$ 19,173,104	$ (94,056)	$ -	$ 19,079,048

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(313,287)	(3,165)	-	(316,452)

Partners' capital (deficit), June 30, 2001	$ 18,859,817	$ (97,221)	$ -	$ 18,762,596

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30, 2001
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 24
Partners' capital (deficit) April 1, 2001	$ 10,837,860	$ (77,697)	$ 793	$ 10,760,956

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(417,387)	(4,216)	-	(421,603)

Partners' capital (deficit), June 30, 2001	$ 10,420,473	$ (81,913)	$ 793	$ 10,339,353

Series 25
Partners' capital (deficit) April 1, 2001	$ 17,658,519	$ (81,676)	$ 965	$ 17,577,808

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(340,175)	(3,436)	-	(343,611)

Partners' capital (deficit), June 30, 2001	$ 17,318,344	$ (85,112)	$ 965	$ 17,234,197

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30, 2001
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 26
Partners' capital (deficit) April 1, 2001	$ 26,920,058	$ (71,770)	$ -	$ 26,848,288

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(576,521)	(5,824)	-	(582,345)

Partners' capital (deficit), June 30, 2001	$ 26,343,537	$ (77,594)	$ -	$ 26,265,943

Series 27
Partners' capital (deficit) April 1, 2001	$ 15,955,653	$ (47,364)	$ 1,121	$ 15,909,410

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(263,631)	(2,663)	-	(266,294)

Partners' capital (deficit), June 30, 2001	$ 15,692,022	$ (50,027)	$ 1,121	$ 15,643,116

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30, 2001
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 28
Partners' capital (deficit) April 1, 2001	$ 29,851,361	$ (45,692)	$ 4,393	$ 29,810,062

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(476,640)	(4,815)	-	(481,455)

Partners' capital (deficit), June 30, 2001	$ 29,374,721	$ (50,507)	$ 4,393	$ 29,328,607

Series 29
Partners' capital (deficit) April 1, 2001	$ 27,373,353	$ (65,569)	$ 6,085	$ 27,313,869

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(548,363)	(5,539)	-	(553,902)

Partners' capital (deficit), June 30, 2001	$ 26,824,990	$ (71,108)	$ 6,085	$ 26,759,967

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30, 2001
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 30
Partners' capital (deficit) April 1, 2001	$ 20,200,230	$ (25,307)	$ 4,661	$ 20,179,584

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(334,744)	(3,381)	-	(338,125)

Partners' capital (deficit), June 30, 2001	$ 19,865,486	$ (28,688)	$ 4,661	$ 19,841,459

Series 31
Partners' capital (deficit) April 1, 2001	$ 31,349,114	$ (66,433)	$ 9,568	$ 31,292,249

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(566,519)	(5,722)	-	(572,241)

Partners' capital (deficit), June 30, 2001	$ 30,782,595	$ (72,155)	$ 9,568	$ 30,720,008

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30, 2001
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 32
Partners' capital (deficit) April 1, 2001	$ 36,615,677	$ (40,611)	$ 9,478	$ 36,584,544

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(264,620)	(2,673)	-	(267,293)

Partners' capital (deficit), June 30, 2001	$ 36,351,057	$ (43,284)	$ 9,478	$ 36,317,251

Series 33
Partners' capital (deficit) April 1, 2001	$ 20,701,961	$ (18,951)	$ 12,193	$ 20,695,203

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(173,615)	(1,754)	-	(175,369)

Partners' capital (deficit), June 30, 2001	$ 20,528,346	$ (20,705)	$ 12,193	$ 20,519,834

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30, 2001
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 34
Partners' capital (deficit) April 1, 2001	$ 26,987,961	$ (30,838)	$ -	$ 26,957,123

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(333,926)	(3,373)	-	(337,299)

Partners' capital (deficit), June 30, 2001	$ 26,654,035	$ (34,211)	$ -	$ 26,619,824

Series 35
Partners' capital (deficit) April 1, 2001	$ 25,851,826	$ (23,744)	$ 9,975	$ 25,838,057

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(525,423)	(5,307)	-	(530,730)

Partners' capital (deficit), June 30, 2001	$ 25,326,403	$ (29,051)	$ 9,975	$ 25,307,327

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30, 2001
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 36
Partners' capital (deficit) April 1, 2001	$ 16,878,445	$ (9,979)	$ -	$ 16,868,466

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(295,143)	(2,981)	-	(298,124)

Partners' capital (deficit), June 30, 2001	$ 16,583,302	$ (12,960)	$ -	$ 16,570,342

Series 37
Partners' capital (deficit) April 1, 2001	$ 21,290,614	$ (3,694)	$ 5,382	$ 21,292,302

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(220,439)	(2,227)	-	(222,666)

Partners' capital (deficit), June 30, 2001	$ 21,070,175	$ (5,921)	$ 5,382	$ 21,069,636

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30, 2001
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 38
Partners' capital (deficit) April 1, 2001	$ 21,503,064	$ (2,277)	$ 4,237	$ 21,505,024

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(80,111)	(809)	-	(80,920)

Partners' capital (deficit), June 30, 2001	$ 21,422,953	$ (3,086)	$ 4,237	$ 21,424,104

Series 39
Partners' capital (deficit) April 1, 2001	$ -	$ -	$ -	$ -

Capital contributions	19,516,181	(1,428)	13,246	19,527,999

Selling commissions and registration costs	(12,410)	-	-	(12,410)

Net income (loss)	(48,559)	(490)	-	(49,049)

Partners' capital (deficit), June 30, 2001	$ 19,455,212	$ (1,918)	$ 13,246	$ 19,466,540

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30, 2001
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 40
Partners' capital (deficit) April 1, 2001	$ 2,527,100	$ (1,115)	$ -	$ 2,525,985

Capital contributions	13,734,750	-	-	13,734,750

Selling commissions and registration costs	(1,741,540)	-	-	(1,741,540)

Net income (loss)	(19,703)	(199)	-	(19,902)

Partners' capital (deficit), June 30, 2001	$ 14,500,607	$ (1,314)	$ -	$ 14,499,293

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (7,048,128)	$ (5,317,809)
Adjustments
Amortization	133,683	125,429
Distributions from Operating Partnerships	55,097	27,656
Share of Loss from Operating Partnerships	5,781,968	4,435,838
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	148,468	210,753
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	(3,461,411)	(1,771,963)
(Decrease) Increase in accounts payable affiliates	988,986	799,192
Line of credit	(2,125,548)	(976,349)

Net cash (used in) provided by operating activities	5,526,885	(2,467,253)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(1,476,424)	(1,503,429)
Capital contributions paid to Operating Partnerships	(10,277,305)	(10,033,529)
Advances to Operating Partnerships	(627,185)	(3,203,802)
Investments	(2,168,938)	3,890,898

Net cash (used in) provided by investing activities	(14,549,852)	(10,849,862)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	(1,753,950)	(1,931,854)
Capital contributions received	13,734,750	13,857,000

Net cash (used in) provided by financing activities	11,980,800	11,925,146

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,095,937)	(1,391,969)

Cash and cash equivalents, beginning	21,596,216	15,484,389

Cash and cash equivalents, ending	$ 13,500,279	$ 14,092,420

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 691,580	$ 20,231,450

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 20

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (463,460)	$ (498,281)
Adjustments
Amortization	893	893
Distributions from Operating Partnerships	752	12,836
Share of Loss from Operating Partnerships	388,910	413,953
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	222
Decrease (Increase) in accounts receivable	(36,005)	(36,536)
(Decrease) Increase in accounts payable affiliates	94,813	94,812
Line of credit	-	-

Net cash (used in) provided by operating activities	(14,097)	(12,101)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 20

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,097)	(12,101)

Cash and cash equivalents, beginning	179,335	312,723

Cash and cash equivalents, ending	$ 165,238	$ 300,622

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 21

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (353,540)	$ (336,728)
Adjustments
Amortization	488	488
Distributions from Operating Partnerships	-	436
Share of Loss from Operating Partnerships	294,888	288,778
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	111
Decrease (Increase) in accounts receivable	250	(893)
(Decrease) Increase in accounts payable affiliates	56,460	56,460
Line of credit	-	-
Net cash (used in) provided by operating activities	(1,454)	8,652

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	35,243	71,275

Net cash (used in) provided by investing activities	35,243	71,275

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 21

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,789	79,927

Cash and cash equivalents, beginning	235,224	272,223

Cash and cash equivalents, ending	269,013	352,150

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 22

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (373,748)	$ (414,057)
Adjustments
Amortization	1,535	1,535
Distributions from Operating Partnerships	5,567	3,910
Share of Loss from Operating Partnerships	317,726	365,988
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	157
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	(5,315)	(475)
(Decrease) Increase in accounts payable affiliates	63,648	63,650
Line of credit	-	-

Net cash (used in) provided by operating activities	9,413	20,708

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(51,114)	-
Advances to Operating Partnerships	-	-
Investments	(40,302)	37,865

Net cash (used in) provided by investing activities	(91,416)	37,865

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 22

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(82,003)	58,573

Cash and cash equivalents, beginning	352,021	271,654

Cash and cash equivalents, ending	$ 270,018	$ 330,227

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 23

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (316,452)	$ (361,764)
Adjustments
Amortization	2,283	1,562
Distributions from Operating Partnerships	4,437	-
Share of Loss from Operating Partnerships	266,586	312,848
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	199
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	60,065	60,067
Line of credit	-	-

Net cash (used in) provided by operating activities	16,919	12,912

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 23

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,919	12,912

Cash and cash equivalents, beginning	293,829	339,179

Cash and cash equivalents, ending	$ 310,748	$ 352,091

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 24

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (421,603)	$ (412,497)
Adjustments
Amortization	2,551	2,551
Distributions from Operating Partnerships	4,054	-
Share of Loss from Operating Partnerships	346,240	342,989
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	19
Decrease (Increase) in prepaid expenses	-	(402)
Decrease (Increase) in accounts receivable	(88)	58,338
(Decrease) Increase in accounts payable affiliates	58,334	-
Line of credit	-	-
Net cash (used in) provided by operating activities	(10,512)	(9,002)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	(49,452)	32,320

Net cash (used in) provided by investing activities	(49,452)	32,320

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 24

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(59,964)	23,318

Cash and cash equivalents, beginning	362,301	294,853

Cash and cash equivalents, ending	$ 302,337	$ 318,171

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 25

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (343,611)	$ (433,508)
Adjustments
Amortization	3,805	3,805
Distributions from Operating Partnerships	561	355
Share of Loss from Operating Partnerships	276,408	371,060
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	3,124
Decrease (Increase) in accounts receivable	(109)	(921)
(Decrease) Increase in accounts payable affiliates	68,169	68,169
Line of credit	-	-

Net cash (used in) provided by operating activities	5,223	12,084

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(59,984)	(2,955)
Advances to Operating Partnerships	-	-
Investments	-	73,876

Net cash (used in) provided by investing activities	(59,984)	70,921

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 25

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(54,761)	83,005

Cash and cash equivalents, beginning	494,183	526,832

Cash and cash equivalents, ending	$ 439,422	$ 609,837

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 26

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (582,345)	$ (345,425)
Adjustments
Amortization	4,485	4,340
Distributions from Operating Partnerships	3,695	2,791
Share of Loss from Operating Partnerships	467,279	276,125
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	225
Decrease (Increase) in accounts receivable	(18,287)	20,452
(Decrease) Increase in accounts payable affiliates	109,395	109,392
Line of credit	-	-

Net cash (used in) provided by operating activities	(15,778)	67,900

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(20,793)
Advances to Operating Partnerships	-	-
Investments	-	27,422

Net cash (used in) provided by investing activities	-	6,629

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 26

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,778)	74,529

Cash and cash equivalents, beginning	335,066	201,802

Cash and cash equivalents, ending	$ 319,288	$ 276,331

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 27

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (266,294)	$ (331,360)
Adjustments
Amortization	3,914	3,941
Distributions from Operating Partnerships	8,021	3,214
Share of Loss from Operating Partnerships	195,191	262,316
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	129
Decrease (Increase) in accounts receivable	(124)	(864)
(Decrease) Increase in accounts payable affiliates	78,801	78,802
Line of credit	-	-

Net cash (used in) provided by Operating activities	19,509	16,178

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(109,512)	(12,535)
Advances to Operating Partnerships	-	-
Investments	(70,075)	69,032

Net cash (used in) provided by investing activities	(179,587)	56,497

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 27

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(160,078)	72,675

Cash and cash equivalents, beginning	647,352	250,061

Cash and cash equivalents, ending	$ 487,274	$ 322,736

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ 152,592

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 28

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (481,455)	$ (451,971)
Adjustments
Amortization	825	825
Distributions from Operating Partnerships	11,395	2,561
Share of Loss from Operating Partnerships	419,651	404,086
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	6,897
Decrease (Increase) in accounts receivable	(487)	(3,075)
(Decrease) Increase in accounts payable affiliates	-	-
Line of credit	-	-

Net cash (used in) provided by operating activities	(50,071)	(40,677)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(591,003)	-
Advances to Operating Partnerships	-	-
Investments	330,224	308,597

Net cash (used in) provided by investing activities	(260,779)	308,597

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 28

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(310,850)	267,920

Cash and cash equivalents, beginning	1,117,380	1,096,622

Cash and cash equivalents, ending	$ 806,530	$ 1,364,542

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 29

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (553,902)	$ (346,548)
Adjustments
Amortization	828	813
Distributions from Operating Partnerships	610	1,050
Share of Loss from Operating Partnerships	468,372	284,198
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	321
Decrease (Increase) in accounts receivable	(1,595)	(6,329)
(Decrease) Increase in accounts payable affiliates	56,330	-
Line of credit	-	-

Net cash (used in) provided by operating activities	(29,357)	(66,495)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(268,919)	(8,516)
Advances to Operating Partnerships	-	-
Investments	(111,250)	77,665

Net cash (used in) provided by investing activities	(380,169)	69,149

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 29

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(409,526)	2,654

Cash and cash equivalents, beginning	875,595	387,679

Cash and cash equivalents, ending	$ 466,069	$ 390,333

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 30

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (338,125)	$ (221,402)
Adjustments
Amortization	5,309	5,298
Distributions from Operating Partnerships	9,220	-
Share of Loss from Operating Partnerships	286,544	185,956
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	127
Decrease (Increase) in accounts receivable	(1,217)	(83,092)
(Decrease) Increase in accounts payable affiliates	-	-
Line of credit	-	-

Net cash (used in) provided by operating activities	(38,269)	(113,113)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(874)
Capital contributions paid to Operating Partnerships	(5,094)	(129,587)
Advances to Operating Partnerships	-	-
Investments	(84,959)	354,018

Net cash (used in) provided by investing activities	(90,053)	223,557

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 30

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(128,322)	110,444

Cash and cash equivalents, beginning	735,208	403,328

Cash and cash equivalents, ending	$ 606,886	$ 513,772

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 31

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (572,241)	$ (425,007)
Adjustments
Amortization	-	-
Distributions from Operating Partnerships	4,504	-
Share of Loss from Operating Partnerships	504,910	362,218
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(2,508)	(908)
Decrease (Increase) in accounts receivable	(111,233)	271,628
(Decrease) Increase in accounts payable affiliates	-	-
Line of credit	-	-

Net cash (used in) provided by operating activities	(176,568)	207,931

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(12,404)
Capital contributions paid to Operating Partnerships	-	(3,110,521)
Advances to Operating Partnerships	-	1,456,296
Investments	(175,216)	838,909

Net cash (used in) provided by investing activities	(175,216)	(827,720)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 31

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(351,784)	(619,789)

Cash and cash equivalents, beginning	1,118,740	1,449,979

Cash and cash equivalents, ending	$ 766,956	$ 830,190

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ 22,855

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 32

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (267,293)	$ (277,210)
Adjustments
Amortization	9,082	9,066
Distributions from Operating Partnerships	500	505
Share of Loss from Operating Partnerships	176,813	206,758
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	382,858
Decrease (Increase) in accounts receivable	-
(Decrease) Increase in accounts payable affiliates	11,854	82,873
Line of credit	82,877	-

Net cash (used in) provided by operating activities	13,833	404,850

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(512)
Capital contributions paid to Operating Partnerships	(197,359)	(407,363)
Advances to Operating Partnerships	-	-
Investments	(173,472)	246,342

Net cash (used in) provided by investing activities	(370,831)	(161,533)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 32

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(356,998)	243,317

Cash and cash equivalents, beginning	1,111,983	240,584

Cash and cash equivalents, ending	$ 754,985	$ 483,901

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 33

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (175,369)	$ (126,129)
Adjustments
Amortization	6,820	6,702
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	143,489	110,726
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(2,529)	119
Decrease (Increase) in accounts receivable	49,892	(4,274)
(Decrease) Increase in accounts payable affiliates	43,443	42,333
Line of credit	-	-

Net cash (used in) provided by operating activities	65,746	29,477

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(7,650)
Capital contributions paid to Operating Partnerships	(981,361)	(30,226)
Advances to Operating Partnerships	-	(250,387)
Investments	541,710	239,672

Net cash (used in) provided by investing activities	(439,651)	(48,591)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 33

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(373,905)	(19,114)

Cash and cash equivalents, beginning	1,147,109	597,735

Cash and cash equivalents, ending	$ 773,204	$ 578,621

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 34

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (337,299)	$ (212,940)
Adjustments
Amortization	10,986	10,637
Distributions from Operating Partnerships	137	-
Share of Loss from Operating Partnerships	252,363	157,569
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	12,021
Decrease (Increase) in accounts receivable	-	(341,406)
(Decrease) Increase in accounts payable affiliates	73,290	-
Line of credit	-	-

Net cash (used in) provided by operating activities	(523)	(374,119)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(20,346)
Capital contributions paid to Operating Partnerships	(16,986)	(1,512,550)
Advances to Operating Partnerships	-	951,050
Investments	-	873,629

Net cash (used in) provided by investing activities	(16,986)	291,783

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 34

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,509)	(82,336)

Cash and cash equivalents, beginning	349,527	672,010

Cash and cash equivalents, ending	$ 332,018	$ 589,674

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 35

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (530,730)	$ (162,079)
Adjustments
Amortization	32,320	30,296
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	456,139	118,914
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	(1,562)
Decrease (Increase) in accounts receivable	(11,104)	421,933
(Decrease) Increase in accounts payable affiliates	15,796	13,404
Line of credit	-	-

Net cash (used in) provided by operating activities	(37,579)	420,906

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(25)	(2,099)
Capital contributions paid to Operating Partnerships	-	(1,842,091)
Advances to Operating Partnerships	-	(103,068)
Investments	(182,413)	1,850,907

Net cash (used in) provided by investing activities	(182,438)	(96,351)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 35

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	(500)
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	(500)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(220,017)	324,055

Cash and cash equivalents, beginning	681,948	701,756

Cash and cash equivalents, ending	$ 461,931	$ 1,025,811

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 36

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (298,124)	$ (10,191)
Adjustments
Amortization	22,116	21,490
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	237,520	(28,644)
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(4,410)	27,095
Decrease (Increase) in accounts receivable	(14,791)	217,661
(Decrease) Increase in accounts payable affiliates	40,188	11,088
Line of credit	-	-

Net cash (used in) provided by operating activities	(17,501)	238,499

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(4,435)	(60,078)
Capital contributions paid to Operating Partnerships	(182,478)	(881,146)
Advances to Operating Partnerships	-	166,263
Investments	-	555,911

Net cash (used in) provided by investing activities	(186,913)	(219,050)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 36

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	(5,170)
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	(5,170)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(204,414)	14,279

Cash and cash equivalents, beginning	238,031	328,095

Cash and cash equivalents, ending	$ 33,617	$ 342,374

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 37

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (222,666)	$ (10,191)
Adjustments
Amortization	24,014	21,490
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	162,400	(28,644)
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(26,521)	27,095
Decrease (Increase) in accounts receivable	(33,767)	217,661
(Decrease) Increase in accounts payable affiliates	12,549	11,088
Line of credit	-	-

Net cash (used in) provided by operating activities	(83,991)	238,499

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(5,743)	(60,078)
Capital contributions paid to Operating Partnerships	(1,974,207)	(881,146)
Advances to Operating Partnerships	612,318	166,263
Investments	576,017	555,911

Net cash (used in) provided by investing activities	(791,615)	(219,050)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 37

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	(5,170)
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	(5,170)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(875,606)	14,279

Cash and cash equivalents, beginning	1,357,135	328,095

Cash and cash equivalents, ending	$ 481,529	$ 342,374

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 38

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (80,920)	$ 12,774
Adjustments
Amortization	793	-
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	56,431	-
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(2,733)	162,139
Decrease (Increase) in accounts receivable	(577,599)	(2,980,265)
(Decrease) Increase in accounts payable affiliates	8,745	64,514
Line of credit	-	(976,349)

Net cash (used in) provided by operating activities	(595,283)	(3,717,187)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(2,432)	(1,380,346)
Capital contributions paid to Operating Partnerships	(755,233)	(1,694,845)
Advances to Operating Partnerships	527,465	(564,000)
Investments	(639,747)	(1,711,792)

Net cash (used in) provided by investing activities	(869,947)	(5,350,983)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 38

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	(1,916,824)
Capital contributions received	-	13,857,000

Net cash (used in) provided by financing activities	-	11,940,176

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,465,230)	2,872,006

Cash and cash equivalents, beginning	3,300,784	1,184,327

Cash and cash equivalents, ending	$ 1,835,554	$ 4,056,333

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 116,325	$ 6,710,244

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 39* 2001
Cash flows from operating activities:

Net income (loss)	$ (49,049)
Adjustments
Amortization	636
Distributions from Operating Partnerships	-
Share of Loss from Operating Partnerships	64,108
Changes in assets and liabilities
Decrease (Increase) in organization costs	-
(Decrease) Increase in accounts payable and accrued expenses	(28,722)
Decrease (Increase) in accounts receivable	(266,660)
(Decrease) Increase in accounts payable affiliates	834
Line of credit	-

Net cash (used in) provided by operating activities	(278,853)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(34,025)
Capital contributions paid to Operating Partnerships	(1,514,331)
Advances to Operating Partnerships	(312,318)
Investments	(2,125,246)

Net cash (used in) provided by investing activities	(3,985,920)

*Series 39 did not commence operations until after June 30, 2000, therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 39* 2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	(12,410)
Capital contributions received	-

Net cash (used in) provided by financing activities	(12,140)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,277,183)

Cash and cash equivalents, beginning	5,907,337

Cash and cash equivalents, ending	$ 1,630,154

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 334,686

*Series 39 did not commence operations until after June 30, 2000, therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 40* 2001
Cash flows from operating activities:

Net income (loss)	$ (19,902)
Adjustments
Amortization	-
Distributions from Operating Partnerships	-
Share of Loss from Operating Partnerships	-
Changes in assets and liabilities
Decrease (Increase) in organization costs	-
(Decrease) Increase in accounts payable and accrued expenses	215,891
Decrease (Increase) in accounts receivable	(2,445,026)
(Decrease) Increase in accounts payable affiliates	65,249
Line of credit	(2,125,548)

Net cash (used in) provided by operating activities	(4,309,336)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(1,429,764)
Capital contributions paid to Operating Partnerships	(3,569,724)
Advances to Operating Partnerships	(1,454,650)
Investments	-

Net cash (used in) provided by investing activities	6,454,138

*Series 40 did not commence operations until after June 30, 2000, therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 40* 2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	(1,741,540)
Capital contributions received	13,734,750

Net cash (used in) provided by financing activities	11,993,210

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,138,012

Cash and cash equivalents, beginning	553,358

Cash and cash equivalents, ending	$ 14,691,370

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 240,569

*Series 40 did not commence operations until after June 30, 2000, therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2001
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

Pursuant to the Securities Act of 1933, the Fund filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective December 16, 1993 which covered the offering (the "Public Offering") of the Fund's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the Assignor Limited Partner. The Fund registered 30,000,000 BACs at $10 per BAC for sale to the public in one or more series. One April 18, 1996 an amendment to Form S-11 which registered an additional 10,000,000 BACs for sale to the public in one or more series became effective. On April 2, 1998 an amendment to Form S-11, which registered an additional 25,000,000 BACs for sale to the public in one or more series became effective. On August 31, 1999 an amendment to Form S-11, which registered an additional 8,000,000 BACs for sale to the public in one or more series became effective. On July 26, 2000 an amendment to Form S-11, which registered an additional 7,500,000 BACs for sale to the public in one or more series became effective. On July 24, 2001 an amendment to Form S-11, which registered an additional 7,000,000 BACs for sale to the public in one or more series became effective.

Below is a summary of the BACs sold and total equity raised by series as of the date of this filing:
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

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2001
(Unaudited)

NOTE A - ORGANIZATION (continued)
Series	Closing Date	BACs Sold	Equity Raised
Series 29	June 10, 1997	3,991,800	$39,918,000
Series 30	September 10, 1997	2,651,000	$26,490,750
Series 31	January 18, 1998	4,417,857	$44,057,750
Series 32	June 23, 1998	4,754,198	$47,431,000
Series 33	September 21, 1998	2,636,533	$26,362,000
Series 34	February 11, 1999	3,529,319	$35,273,000
Series 35	June 28, 1999	3,300,463	$33,004,630
Series 36	September 28, 1999	2,106,837	$21,068,375
Series 37	January 28, 2000	2,512,500	$25,125,000
Series 38	July 31, 2000	2,543,100	$25,431,000
Series 39	January 31, 2001	2,292,152	$22,921,000
Series 40	July 31, 2001	2,630,257	$26,629,250

The Fund commenced offering BACs in Series 41 on August 1, 2001 but had not admitted any investors as of the date of this filing.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of June 30, 2001 and for the three months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2001
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES (continued)

The amortized cost of securities available for sale as of June 30, 2001 by contractual maturity are as follows:

Amortized Cost

Due in one year or less	$6,428,135
Due after one year	3,555,877
Total	$9,984,012

The fair market value of the securities is $10,067,956. The difference being an unrealized gain on securities available for sale of $83,944, as of June 30, 2001.

Amortization

The Fund began amortizing unallocated and deferred acquisition costs over 330 months as of June 1999. Each Series begins amortizing costs once they have completed investing in operating partnerships. Accumulated amortization of acquisition costs by Series as of June 30, 2001 and 2000 is as follows:
	2001	2000
Series 20	$ 8,037	$ 4,465
Series 21	4,396	2,442
Series 22	13,814	7,675
Series 23	16,217	7,808
Series 24	22,960	12,756
Series 25	23,058	12,810
Series 26	39,497	21,702
Series 27	33,630	18,683
Series 28	7,426	4,126
Series 29	7,306	4,018
Series 30	47,657	26,436
Series 32	67,211	37,222
Series 33	60,464	33,281
Series 34	95,764	52,491
Series 35	272,730	150,192
Series 36	182,831	106,247
Series 37	109,245	21,214

	$1,012,243	$523,568

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2001
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Services, Inc., and Boston Capital Asset Management L.P. as follows:

For the quarter ended June 30, 2001, Boston Capital Services, Inc. received $263,700 for Series 40 as Dealer-Manager fees for marketing advice and investment banking services performed at the time of the Fund's offering of BACs. Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36 and Series 37, Series 38 and Series 39 completed payment of all Dealer-Manager fees prior to the quarter ended June 30, 2001.

Boston Capital Holdings L.P. is entitled to asset acquisition fees for selecting, evaluating, structuring, negotiating, and closing the Fund's acquisition of interest in the Operating Partnerships. During the quarter ended June 30, 2001, Series 40 paid $1,167,454 for acquisition fees to Boston Capital Holdings Limited Partnership. Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38 and Series 39 completed payment of all acquisition fees prior to the quarter ended June 30, 2001.

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued or paid to Boston Capital Asset Management L.P.

The fund management fees accrued for the quarters ended June 30, 2001 and 2000 are as follows:
	2001	2000
Series 20	94,812	$94,812
Series 21	56,460	56,460
Series 22	63,648	63,648
Series 23	60,066	60,066
Series 24	58,338	58,338
Series 25	68,170	68,169
Series 26	109,395	109,395
Series 27	78,801	78,801
Series 29	56,330	-
Series 32	82,875	82,875
Series 33	43,443	42,333
Series 34	73,290	-
Series 35	15,794	54,660
Series 36	40,188	37,425
Series 38	8,745	11,932
Series 39	834	-
Series 40	21,769	-
	$932,958	$818,914

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2001
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the quarters ended June 30, 2001 and 2000 are as follows:
	2001	2000
Series 28	$ 83,529	$ 83,502
Series 29	28,165	84,629
Series 30	55,179	55,179
Series 31	99,360	98,676
Series 32	-	-
Series 33	-	-
Series 34	-	73,155
Series 35	41,296	41,256
Series 36	-	26,337
Series 37	31,407	31,407
Series 38	35,788	31,789
Series 39	28,650	-
	$403,374	$494,141

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2001 and 2000 the Fund has limited partnership interests in 386 and 363 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at June 30, 2001 and 2000 is as follows:
	2001	2000
Series 20	24	24
Series 21	14	14
Series 22	29	29
Series 23	22	22
Series 24	24	24
Series 25	22	22
Series 26	45	45
Series 27	16	16
Series 28	26	26
Series 29	22	22
Series 30	20	20
Series 31	27	27
Series 32	16	16
Series 33	10	10
Series 34	14	14

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)
	2001	2000
Series 35	11	10
Series 36	11	11
Series 37	7	5
Series 38	10	6
Series 39	8	-
Series 40	8	-
	386	363

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at June 30, 2001 and 2000 are as follows:
	2001	2000
Series 20	$ 388,026	$ 388,026
Series 21	689,358	683,688
Series 22	487,655	538,770
Series 23	458,632	458,631
Series 24	1,214,204	1,214,204
Series 25	2,083,892	2,431,112
Series 26	2,197,431	2,688,369
Series 27	203,270	1,052,171
Series 28	153,783	2,463,113
Series 29	319,770	2,042,465
Series 30	1,029,156	2,379,537
Series 31	1,350,694	1,954,134
Series 32	1,178,311	4,040,039
Series 33	751,366	3,242,693
Series 34	1,034,636	4,448,643
Series 35	2,403,180	3,705,183
Series 36	1,331,564	4,628,388
Series 37	3,864,726	6,790,177
Series 38	3,790,568	7,443,810
Series 39	5,641,937	-
Series 40	5,442,230	-
	$36,014,389	$52,603,153

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2001
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2001.

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months ended March 31,
(Unaudited)

Series 20

	2001	2000

Revenues
Rental	$ 2,287,038	$ 2,165,392
Interest and other	109,210	117,433
	2,396,248	2,282,825

Expenses
Interest	763,021	760,268
Depreciation and amortization	739,454	738,982
Operating expenses	1,301,793	1,209,658
	2,804,268	2,708,908

NET LOSS	$ (408,020)	$ (426,083)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (388,910)	$ (413,953)

Net loss allocated to other partners	$ (4,080)	$ (4,260)

Net loss suspended	$ (15,030)	$ (7,870)

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
June 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months ended June 30,
(Unaudited)

Series 21

	2001	2000

Revenues
Rental	$ 1,253,885	$ 1,258,022
Interest and other	34,041	30,616
	1,287,926	1,288,638

Expenses
Interest	463,565	468,487
Depreciation and amortization	294,017	294,997
Operating expenses	828,211	816,850
	1,585,793	1,580,334

NET LOSS	$ (297,867)	$ (291,696)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (294,888)	$ (288,778)

Net loss allocated to other Partners	$ (2,979)	$ (2,918)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months ended March 31,
(Unaudited)

Series 22
	2001	2000

Revenues
Rental	$ 1,224,489	$ 1,193,477
Interest and other	54,694	59,545
	1,279,183	1,253,022

Expenses
Interest	332,380	346,594
Depreciation and amortization	461,831	458,028
Operating expenses	805,907	818,084
	1,600,118	1,622,706

NET LOSS	$ (320,935)	$ (369,684)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (317,726)	$ (365,988)

Net loss allocated to other Partners	$ (3,209)	$ (3,696)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months ended March 31,
(Unaudited)

Series 23

	2001	2000

Revenues
Rental	$ 1,431,261	$ 1,387,053
Interest and other	50,949	60,987
	1,482,210	1,448,040

Expenses
Interest	440,794	453,506
Depreciation and amortization	470,833	490,997
Operating expenses	839,862	819,545
	1,751,489	1,764,048

NET LOSS	$ (269,279)	$ (316,008)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (266,586)	$ (312,848)

Net loss allocated to other Partners	$ (2,693)	$ (3,160)

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months ended September 30,
(Unaudited)

Series 24
	2001	2000

Revenues
Rental	$ 1,222,741	$ 1,303,421
Interest and other	43,474	24,884
	1,266,215	1,328,305

Expenses
Interest	421,142	446,403
Depreciation and amortization	442,437	483,672
Operating expenses	752,374	744,684
	1,615,953	1,674,759

NET LOSS	$ (349,738)	$ (346,454)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (346,240)	$ (342,989)

Net loss allocated to other Partners	$ (3,498)	$ (3,465)

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months ended March 31,
(Unaudited)

Series 25
	2001	2000

Revenues
Rental	$ 1,832,937	$ 1,810,478
Interest and other	35,887	46,877
	1,868,824	1,857,355

Expenses
Interest	583,091	565,721
Depreciation and amortization	538,632	514,044
Operating expenses	1,116,945	1,152,398
	2,238,668	2,232,163

NET LOSS	$ (369,844)	$ (374,808)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (276,408)	$ (371,060)

Net loss allocated to other Partners	$ (3,698)	$ (3,748)

Net loss suspended	$ (89,738)	$ -

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
June 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months ended March 31,
(Unaudited)

Series 26
	2001	2000

Revenues
Rental	$ 2,174,876	$ 2,063,633
Interest and other	75,128	83,365
	2,250,004	2,146,998

Expenses
Interest	605,228	509,751
Depreciation and amortization	749,249	707,004
Operating expenses	1,387,647	1,209,157
	2,742,124	2,425,912

NET LOSS	$ (492,120)	$ (278,914)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (467,279)	$ (276,125)

Net loss allocated to other Partners	$ (4,922)	$ (2,789)

Net loss suspended	$ (19,919)	$ -

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
June 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months ended March 31,
(Unaudited)

Series 27
	2001	2000

Revenues
Rental	$ 1,633,975	$ 2,025,734
Interest and other	21,895	51,314
	1,655,870	2,077,048

Expenses
Interest	644,455	792,354
Depreciation and amortization	436,573	594,541
Operating expenses	810,678	955,119
	1,891,706	2,342,014

NET LOSS	$ (235,836)	$ (264,966)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (195,191)	$ (262,316)

Net loss allocated to other Partners	$ (2,358)	$ (2,650)

Net loss suspended	$ (38,287)	$ -

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
June 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months ended March 31,
(Unaudited)

Series 28
	2001	2000

Revenues
Rental	$ 1,381,219	$ 1,385,125
Interest and other	40,382	43,922
	1,421,601	1,429,047

Expenses
Interest	386,092	411,038
Depreciation and amortization	561,840	581,296
Operating expenses	897,559	844,880
	1,845,491	1,837,214

NET LOSS	$ (423,890)	$ (408,167)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (419,651)	$ (404,086)

Net loss allocated to other Partners	$ (4,239)	$ (4,081)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months ended March 31,
(Unaudited)

Series 29
	2001	2000

Revenues
Rental	$ 1,606,592	$ 1,611,949
Interest and other	81,264	79,820
	1,687,856	1,691,769

Expenses
Interest	496,550	519,129
Depreciation and amortization	649,120	552,216
Operating expenses	1,015,289	907,493
	2,160,959	1,978,838

NET LOSS	$ (473,103)	$ (287,069)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (468,372)	$ (284,198)

Net loss allocated to other Partners	$ (4,731)	$ (2,871)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months ended March 31
(Unaudited)

Series 30
	2001	2000

Revenues
Rental	$ 1,152,674	$ 864,905
Interest and other	40,792	30,525
	1,193,466	895,430

Expenses
Interest	316,489	285,891
Depreciation and amortization	389,797	283,369
Operating expenses	776,618	514,004
	1,482,904	1,083,264

NET LOSS	$ (289,438)	$ (187,834)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (286,544)	$ (185,956)

Net loss allocated to other Partners	$ (2,894)	$ (1,878)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months ended March 31,
(Unaudited)

Series 31
	2001	2000

Revenues
Rental	$ 2,310,993	$ 2,152,593
Interest and other	123,910	79,282
	2,434,903	2,231,875

Expenses
Interest	631,755	642,415
Depreciation and amortization	843,114	724,335
Operating expenses	1,470,044	1,231,002
	2,944,913	2,597,752

NET LOSS	$ (510,010)	$ (365,877)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (504,910)	$ (362,218)

Net loss allocated to other Partners	$ (5,100)	$ (3,659)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months ended March 31,
(Unaudited)

Series 32
	2001	2000

Revenues
Rental	$ 1,306,519	$ 834,495
Interest and other	88,264	66,128
	1,394,783	900,623

Expenses
Interest	384,667	285,950
Depreciation and amortization	458,215	317,962
Operating expenses	730,501	505,558
	1,573,383	1,109,470

NET LOSS	$ (178,600)	$ (208,847)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (176,813)	$ (206,758)

Net loss allocated to other Partners	$ (1,787)	$ (2,089)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months ended March 31,
(Unaudited)

Series 33
	2001	2000

Revenues
Rental	$ 744,229	$ 426,391
Interest and other	46,427	13,532
	790,656	439,923

Expenses
Interest	260,991	164,663
Depreciation and amortization	253,270	114,676
Operating expenses	421,334	272,428
	935,595	551,767

NET LOSS	$ (144,939)	$ (111,844)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (143,489)	$ (110,726)

Net loss allocated to other Partners	$ (1,450)	$ (1,118)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months ended March 31,
(Unaudited)

Series 34
	2001	2000

Revenues
Rental	$ 1,356,042	$ 692,238
Interest and other	79,032	28,022
	1,435,074	720,260

Expenses
Interest	469,537	273,563
Depreciation and amortization	540,935	219,289
Operating expenses	679,515	386,569
	1,689,987	879,421

NET LOSS	$ (254,913)	$ (159,161)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (252,363)	$ (157,569)

Net loss allocated to other Partners	$ (2,550)	$ (1,592)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 31, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months ended March 31,
(Unaudited)

Series 35
	2001	2000

Revenues
Rental	$ 748,581	$ 121,705
Interest and other	30,893	56,713
	779,474	178,418

Expenses
Interest	375,011	90,725
Depreciation and amortization	357,761	66,293
Operating expenses	507,448	141,515
	1,240,220	298,533

NET LOSS	$ (460,746)	$ (120,115)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (456,139)	$ (118,914)

Net loss allocated to other Partners	$ (4,607)	$ (1,201)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months ended March 31,
(Unaudited)

Series 36
	2001	2000

Revenues
Rental	$ 645,497	$ 397,770
Interest and other	44,539	18,250
	690,036	416,020

Expenses
Interest	290,477	176,967
Depreciation and amortization	283,348	45,369
Operating expenses	356,130	164,751
	929,955	387,087

NET LOSS	$ (239,919)	$ 28,933

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (237,520)	$ 28,644

Net loss allocated to other Partners	$ (2,399)	$ 289

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months ended March 31,
(Unaudited)
	Series 37* 2001	Series 38* 2001

Revenues
Rental	$ 413,080	$ 229,057
Interest and other	32,576	1,450
	445,656	230,507

Expenses
Interest	122,046	63,696
Depreciation and amortization	222,718	86,999
Operating expenses	264,932	136,813
	609,696	287,508

NET LOSS	$ (164,040)	$ (57,001)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (162,400)	$ (56,431)

Net loss allocated to other Partners	$ (1,640)	$ (570)

*The Operating Partnerships in Series 37 and 38 did not commence operations until after March 31, 2000 therefore, they do not have comparative information to report.

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2000
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months ended March 31,
(Unaudited)
Series 39* 2001

Revenues
Rental	$ 40,464
Interest and other	216
40,680

Expenses
Interest	55,871
Depreciation and amortization	12,603
Operating expenses	36,962
105,436

NET LOSS	$ (64,756)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (64,108)

Net loss allocated to other Partners	$ (648)

*The Operating Partnerships in Series 39 did not commence operations until after March 31, 2000, therefore, they do not have comparative information to report.

**The Operating Partnerships in Series 40 did not commence operations until after March 31, 2001, therefore, they do not have current or comparative information to report.

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2001
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS-CONTINUED

When comparing the results of operations from the Operating Partnerships for the three months ended March 31, 2001 and 2000 numerous variances, some material in nature, exist. The variances are the result of a number of factors including an increase in the number of Operating Partnerships owned, an increase in the number which have completed construction, and an increase in the number which have completed the lease-up phase.

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the fiscal year ended March 31, 2002 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

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

The Fund has entered into a line of credit financing agreement with Fleet National Bank whereby the Fund can borrow up to $5 million for up to 90 days to meet short-term cash needs required for the investment in certain Operating Partnerships. Under the terms of the agreement, the Fund pledges their interest in a particular Operating Partnership in order to draw funds from the line. The repayment of any draws is anticipated to be made once the Fund has received sufficient Investor proceeds. Repayments on the line are tied to specific Operating Partnerships, which are then released as collateral by the bank. As of June 30, 2001 no money had been drawn from the line of credit.

The Fund is currently accruing the fund management fee for Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 29, Series 32, Series 33, Series 34, Series 36 and Series 40. The fund is also accruing a portion of the fund management fee for Series 35, Series 37, Series 38 and Series 39. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Fund receives sales or refinancing proceeds from the Operating Partnerships, which will be used to satisfy such liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund. The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations.

Capital Resources

The Fund offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,955,000, and $17,110,750 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,295,500 and 1,711,075 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39 and Series 40, respectively as of June 30, 2001.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $28,614,472.

During the quarter ended June 30, 2001, Series 20 did not record any releases of capital contributions. Series 20 has outstanding contributions payable in the amount of $388,026 as of June 30, 2001. Of the amount outstanding, $222,120 has been advanced to the Operating Partnerships. The advances will be converted to capital and the remaining contributions of $165,906 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 21

The Fund commenced offering BACs in Series 21 on July 1, 1994. Offers and sales of BACs in Series 21 were completed on December 31, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,730.

During the quarter ended June 30, 2001, Series 21 did not record any releases of capital contributions. Series 21 has outstanding contributions payable in the amount of $689,358 as of June 30, 2001. Of the amount outstanding, $641,540 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $47,818 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 22

The Fund commenced offering BACs in Series 22 on October 10, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748.

During the quarter ended June 30, 2001, Series 22 did not record any releases of capital contributions. Series 22 has outstanding contributions payable in the amount of $487,656 as of June 30, 2001. Of the amount outstanding, $450,981 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $36,675 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on September 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278.

During the quarter ended June 30, 2001, Series 23 did not record any releases of capital contributions. Series 23 has outstanding contributions payable of $458,632 as of June 30, 2001, all of which has previously been advanced or loaned to the Operating Partnerships. The advances and loans will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,980,237.

During the quarter ended June 30, 2001, Series 24 did not record any releases of capital contributions. Series 24 has outstanding contributions payable in the amount of $1,214,204 as of June 30, 2001. Of the amount outstanding, $1,099,467 has been advanced or loaned to the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $114,737 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 25

The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,449,722.

During the quarter ended June 30, 2001, Series 25 recorded capital contribution releases of $300,863. Series 25 has outstanding contributions payable in the amount of $2,083,892 as of June 30, 2001. Of the amount outstanding, $1,671,965 has been advanced or loaned to some of the Operating Partnerships. In addition, $20,000 has been funded into and escrow account on behalf of one of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $411,927, will be released from the escrow account and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 25, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,390,862.

During the quarter ended June 30, 2001, Series 26 recorded capital contribution releases of $1,995. Series 26 has outstanding contributions payable in the amount of $2,197,431 as of June 30, 2001. Of the amount outstanding, $2,072,146 has been advanced or loaned to some of the Operating Partnerships. In addition, $30,031 has been funded into escrow accounts on behalf of other Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $152,285, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their Partnership agreements.

Series 27

The Fund commenced offering BACs in Series 27 on June 24, 1996. Offers and sales of BACs in Series 27 were completed on September 17, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,901,046.

During the quarter ended June 30, 2001, Series 27 recorded capital contribution releases of $112,041. Series 27 has outstanding contributions payable in the amount of $203,270 as of June 30, 2001. Of the amount outstanding, $6,500 has been advanced to the Operating Partnerships. The advances will be converted to capital and the remaining contributions of $196,770 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 28

The Fund commenced offering BACs in Series 28 on September 30,1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,261,233.

During the quarter ended June 30, 2001, Series 28 recorded capital contribution releases of $591,003. Series 28 has outstanding contributions payable in the amount of $153,783 as of June 30, 2001. The remaining contributions will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877.

During the quarter ended June 30, 2001, Series 29 recorded capital contribution releases of $268,919. Series 29 has outstanding contributions payable in the amount of $319,770 as of June 30, 2001. Of the amount outstanding, $20,935 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $298,835 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 30

The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,457,335.

During the quarter ended June 30, 2001, Series 30 recorded capital contribution releases of $5,095. Series 30 has outstanding contributions payable in the amount of $1,029,156 as of June 30, 2001. Of the amount outstanding, $341,750 has been advanced or loaned to the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $687,406, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100.

During the quarter ended June 30, 2001, Series 31 did not record any capital contribution releases. Series 31 has outstanding contributions payable in the amount of $1,350,694 as of June 30, 2001. Of the amount outstanding, $855,675 has been loaned to some of the Operating Partnerships. In addition, $25,000 has been funded into an escrow account on behalf of one of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $495,019, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 32

The Fund commenced offering BACs in Series 32 on January 19, 1998. Offers and sales of BACs in Series 32 were completed on June 23, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $35,161,453. The series has also purchased assignments in Bradley Phase I of Massachusetts LLC, Bradley Phase II of Massachusetts LLC, Byam Village of Massachusetts LLC,Hanover Towers of Massachusetts LLC, Harbor Towers of Massachusetts LLC and Maple Hill of Massachusetts LLC. Under the terms of the Assignments of Membership Interests dated December 1, 1998 the series is entitled to certain profits, losses, tax credits, cash flow, proceeds from capital transactions and capital account as defined in the individual Operating Agreements. The series utilized $1,092,847 of funds available to invest in Operating Partnerships for this investment.

During the quarter ended June 30, 2001, Series 32 recorded capital contribution releases of $197,359. Series 32 has outstanding contributions payable in the amount of $1,178,311 as of June 30, 2001. Of the amount outstanding, $636,898 has been loaned or advanced the Operating Partnerships. In addition, $125,000 has been funded into escrow accounts on behalf of other Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $541,413, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,609,404.

During the quarter ended June 30, 2001, Series 33 recorded capital contribution releases of $981,361. Series 33 has outstanding contributions payable in the amount of $751,366 as of June 30, 2001. Of the amount outstanding, $113,575 has been loaned to the Operating Partnerships. In addition, $125,000 has been funded into an escrow account on behalf of other Operating Partnerships. The loans will be converted to capital and the remaining contributions of $637,761, will be released from the escrow account and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 34

The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $25,749,074.

During the quarter ended June 30, 2001, Series 34 recorded capital contribution releases of $16,985. Series 34 has outstanding contributions payable the Operating Partnerships in the amount of $1,034,636 as of June 30, 2001. Of the amount outstanding, $811,262 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $223,374, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 25, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,147,034.

During the quarter ended June 30, 2001, Series 35 recorded capital contribution releases of $296,582. Series 35 has outstanding contributions payable in the amount of $2,403,180 as of June 30, 2001. Of the amount outstanding, $718,319 has been loaned to some of the Operating Partnerships. In addition, $626,589 has been funded into escrow accounts on behalf of other Operating Partnerships. The loans will be converted to capital and the remaining contributions of $1,684,861, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,273,148.

During the quarter ended June 30, 2001, Series 36 recorded capital contribution releases of $182,478. Series 36 has outstanding contributions payable in the amount of $1,331,564 as of June 30, 2001. Of the amount outstanding, $1,120,966 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $210,598, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,501,526.

During the quarter ended June 30, 2001, Series 37 recorded capital contribution releases of $1,974,206. Series 37 has outstanding contributions payable in the amount of $3,864,726 as of June 30, 2001. Of the amount outstanding, $1,814,212 has been loaned or advanced to the Operating Partnerships. In addition, $1,543,978 has been funded into an escrow account on behalf of another Operating Partnership. The loans and advances will be converted to capital and the remaining contributions of $2,050,514, will be released from available net offering proceeds and the escrow account, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 38

The Fund commenced offering BACs in Series 38 on February 1, 2000. Offers and sales of BACs in Series 38 were completed on July 31, 2000. The fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $18,609,448. In addition the Fund committed and used $420,296 of Series 38 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended June 30, 2001, Series 38 recorded capital contribution releases of $1,514,331. Series 38 has outstanding contributions payable in the amount of $3,790,568 as of June 30, 2001. Of the amount outstanding, $228,455 has been loaned to one of the Operating Partnerships and $734,525 has been funded into an escrow account on behalf of another Operating Partnership. The loans will be converted to capital and the remaining contributions of $3,562,113 will be released from the escrow account and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 39

The fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 8 Operating Partnerships in the amount of $16,479,924. In addition the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended June 30, 2001, Series 39 recorded capital contribution releases of $1,514,331. Series 39 has outstanding contributions payable in the amount of $5,641,937 as of June 30, 2001. Of the amount outstanding, $775,053 has been advanced or loaned to the Operating Partnerships. The advances will be converted to capital and the remaining contributions of $4,866,884 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 40

The fund commenced offering BACs in Series 40 on February 1, 2001. As of June 30, 2001, the Fund was continuing to offer additional BACs in Series 40. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 8 Operating Partnerships in the amount of $10,910,614 as of June 30, 2001.

During the quarter ended June 30, 2001, Series 40 recorded capital contribution releases of $3,569,724. Series 40 has outstanding contributions payable in the amount of $5,442,230 as of June 30, 2001. Of the amount outstanding, $1,658,661 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $3,783,569 will be released from available net offering proceeds collections of additional net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Line of Credit

The Fund has entered into a line of credit financing agreement with Fleet National Bank whereby the Fund can borrow up to $5 million for up to 90 days to meet short-term cash needs required for the investment in certain Operating Partnerships. Under the terms of the agreement, the Fund pledges their interest in a particular Operating Partnership in order to draw funds from the line. The repayment of any draws is anticipated to be made once the Fund has received sufficient Investor proceeds. Repayments on the line are tied to specific Operating Partnerships, which are then released as collateral by the bank. As of June 30, 2001 no money had been drawn from the line of credit.

Results of Operations

As of June 30, 2001 and 2000 the Fund held limited partnership interests in 386 and 363 Operating Partnerships, respectively. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Fund's results of operations for future periods will vary significantly from those for the period ended June 30, 2001 as Series 32, Series 35, Series 37, Series 38, Series 39 and Series 40 continue to use the funds raised to invest in partnership interests of additional Operating Partnerships, and the Fund continues to offer BACs in Series 41.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred for the quarter ended June 30, 2001 for Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39 and Series 40 were $65,813, $55,140, $48,809, $41,723, $54,138, $58,869, $99,995, $61,696, $64,729, $79,148, $41,729, $62,311, $75,875, $26,131, $69,690, $52,051, $35,206, $35,938, $40,533, $29,484 and $21,769, respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

Series 20

As of June 30, 2001 and 2000 the average Qualified Occupancy for the series was 100% and 99.9%, respectively. The series had a total of 24 properties at June 30, 2001, all of which were at 100% Qualified Occupancy.

For the three months being reported Series 20 reflects a net loss from Operating Partnerships of $408,220. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $331,234. This is an interim period estimate; it is not indicative of the final year end results.

The Operating General Partner, Investment Limited Partner and the management company are working diligently to maintain a strong occupancy at Breeze Cove Limited Partnership (Breeze Cove Apartments). Average occupancy for the first half of 2001 remained stable at 90%. The management company is marketing the property aggressively, using methods including newspaper advertising and oversized property signage visible from the interstate highway. The Operating General Partner continues to encourage the management company to reduce operating expenses to improve operations and cash flow, which will be beneficial to the refinancing of the property. The 2001 operating budget projects operating expenses to decline by approximately 10% as a result of decreased unit turnover. During the first half of 2001, operating expenses decreased 13% from the same period in 2000. The management company is being more selective with tenant applications, which should help to stabilize operations. The Operating General Partner and Investment Limited Partner have continued to fund operating deficits as needed, and the mortgage, taxes and accounts payable are all current.

Effective November 28, 2000, East Douglas Apartments Limited Partnership (East Douglas Apartments) retained Van Rooy Properties for property management. The Operating General Partner replaced the prior management company due to poor managerial performance and untimely reporting. Several occupancy and financial issues have been addressed since the management agent transfer. The average occupancy for the first half of 2001 was 97%. The accounts payable balance as of 6/30/01 was approximately $29,000. The Operating Partnership expects to reduce the payables balance from the receipt of the 2001 tax reimbursement expected early in the fourth quarter of 2001. There was a Form 8823, Low Income Housing Credit Agencies Report of Non-compliance, filed against the property in 1999. The management agent has successfully worked with Illinois Housing Development Authority to withdraw the Form 8823. The Operating General Partner is currently negotiating to transfer his General Partner interest to Van Rooy Properties.

Series 21

As of the June 30, 2001 and 2000 the average Qualified Occupancy for the series was 99.9% and 99.2%, respectively. The series had a total of 14 properties at June 30, 2001. Out of the total 13 were at 100% Qualified Occupancy.

For the three months being reported Series 21 reflects a net loss from Operating Partnerships of $297,867. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss from operations of $(3,850). This is an interim period estimate; it is not indicative of the final year end results.

Atlantic City Housing Urban Renewal Associates L.P. continued to operate below breakeven for the second quarter 2001. The property's operations were impacted by high security and maintenance costs and an increase in insurance premiums. Additionally the Section 8 Rental Assistance Contract has increased only slightly over the past few years. The Investment General Partner is monitoring the situation closely through quarterly inspections. However, Atlantic City Housing Urban Renewal Associates LP will continue to show deficits with respect to operational issues for the foreseeable future. As a result the Operating Partnership filed for protection under Chapter 11 of the Bankruptcy Code in June of 2001. The Operating General Partner has until September 2001 to present a work out plan to the court that will reduce the debt service and allow the property to become economically viable. The bankruptcy court has authorized a cash collateral account to ensure the payment of the property operating expenses. Occupancy for the half of 2001 was 93%. The property has a project based Section 8 HAP contract, which protects it from much of the market rate competition. Applicants come from an ample Housing Authority waiting list.

Series 22

As of June 30, 2001 and 2000 the average Qualified Occupancy for the series was 100%. The series had a total of 29 properties at June 30, 2000, all of which were at 100% Qualified Occupancy.

For the three months being reported Series 22 reflects a net loss from Operating Partnerships of $320,935. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $140,896. This is an interim period estimate; it is not indicative of the final year end results.

Series 23

As of June 30, 2001 and 2000 the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at June 30, 2001, all of which were at 100% Qualified Occupancy.

For the three months being reported Series 23 reflects a net loss from Operating Partnerships of $269,279. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $470,833. This is an interim period estimate; it is not indicative of the final year end results.

Series 24

As of June 30, 2001 and 2000 the average Qualified Occupancy for the series was 99.9%. The series had a total of 24 properties at June 30, 2001. Out of the total 23 were at 100% Qualified Occupancy.

For the three months being reported Series 24 reflects a net loss from Operating Partnerships of $349,738. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $92,699. This is an interim period estimate; it is not indicative of the final year end results.

Elm Street Associates Limited Partnership (Elm Street Apartments) is located in Yonkers, New York. The neighborhood has been a difficult one in which to operate and poor tenancy has resulted in operating deficits. Management issues, including poor rent collections and deferred maintenance, continue to effect the partnership. Evergreen took over management of the property in October 1999, but they were not successful in sustaining improved operations. Evergreen was replaced by Apartment and Investment Management Company (AIMCO) on January 1, 2001. Tenants not paying rent are being evicted and damaged units are being repaired and re-tenanted. At June 30, 2001 the property is 91% occupied. Managmenet is still having a difficult time with collections from the tenants and from the local housing authority. Arrearages continue to build with the lender for outstanding mortgage and escrow payemnts. Discussions continue with Greyson, a local non-profit with great community support, to take over as General Partner. The lender, Community Preservation Corporation, would be willing to restructure the debt if Greston assumes responsibility.

Los Lunas Apartments Limited (Hillridge Apartments) continues to suffer from low rents in the market, and excessive mortgage debt. As a result, the property has been operating below break-even. Due to negative cash flow, debt service payments fell behind and the New Mexico Mortgage Finance Authority issued a notice of default to the Operating General Partner. The Investment General Partner removed the Operating General Partner, as he was unable to effectively deal with the mortgage default. The mortgage lender placed the property in receivership in 2000 at which time Monarch Properties was appointed as the new managing agent. Though the Investment General Partner continues to work with Monarch Properties to stabilize operations and with the lender to restructure the debt, on December 1, 2000 the New Mexico Mortgage Finance Authority accelerated the mortgage for reason of non-payment. As a result of the mortgage acceleration the New Mexico Mortgage Finance Authority filed form 8823 with the Internal Revenue Service indicating certain instances of non-compliance with the IRS Section 42 code and regulations. It is the opinion of the Investment Limited Partner that a recapture event is unlikely unless the property is relinquished to foreclosure. Negotiations to restructure the debt are ongoing. The most recent debt restructure proposal includes a write off of a portion of the mortgage principal along with a cash contribution from the Investment General Partner. The proposal was submitted to Housing and Urban Development (HUD), the majority risk-sharing partner holding the mortgage, for approval. The Investment General Partner is awaiting response from New Mexico Mortgage Finance Authority/Housing and Urban Development and will proceed accordingly.

Series 25

As of June 30, 2001 and 2000 the average Qualified Occupancy for the series was 99.9% and 99.8%, respectively. The series had a total of 22 properties at June 30, 2001. Out of the total 21 were at 100% Qualified Occupancy.

For the three months being reported Series 25 reflects a net loss from Operating Partnerships of $369,844. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $168,788. This is an interim period estimate; it is not indicative of the final year end results.

Series 26

As of June 30, 2001 and 2000 the average Qualified Occupancy for the series was 100% and 99.9%, respectively. The series had a total of 45 properties at June 30, 2001, all of which were at 100% Qualified Occupancy.

For the three months being reported Series 26 reflects a net loss from Operating Partnerships of $492,120. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $257,128. This is an interim period estimate; it is not indicative of the final year end results.

On October 18, 2000, A.V.A. Limited Partnership (Hanover Apartments), a property consisting of five buildings and forty units, sustained major fire damage. Due to the fire damage, one building containing eight units is currently uninhabitable. The property is insured for both repair costs and loss of rental income, and claims to repair the property and collect insurance proceeds for the lost income were submitted to the insurance company. Repair and replacement costs have been reimbursed to the property, and the lost rental income is being paid by the insurance company on a monthly basis. It is expected that the renovation work will be completed by mid-August.

Series 27

As of June 30, 2001 and 2000 the average Qualified Occupancy for the series was 100% and 99.4%, respectively. The series had a total of 16 properties at June 30, 2001, all of which were at 100% Qualified Occupancy.

For the three months being reported Series 27 reflects a net loss from Operating Partnerships of $235,836. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $200,737. This is an interim period estimate; it is not indicative of the final year end results.

Centrum-Fairfax II Limited Partnership's (Forest Glen at Sulley Station Phase II) operations remained stable in the second quarter of 2001. The average physical occupancy was 94% in the second quarter of 2001. Centrum Management LLC, an affiliate of the Operating General Partner, and the management agent, continues to use various marketing and sales initiatives to further increase the physical occupancy. The Operating General Partners continue to fund operating deficits as required by the Amended and Restated Certificate and Agreement of Limited Partnership. The mortgage and real estate tax payments are current.

Series 28

As of June 30, 2001 and 2000 the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at June 30, 2001, all of which were at 100% Qualified Occupancy.

For the three months being reported Series 28 reflects a net loss from Operating Partnerships of $423,890. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $137,950. This is an interim period estimate; it is not indicative of the final year end results.

Series 29

As of June 30, 2001 and 2000 the average Qualified Occupancy for the Series was 100%. The series had a total of 22 properties at June 30, 2001 all of which were 100% Qualified Occupancy.

For the three months being reported Series 29 reflects a net loss from Operating Partnerships of $473,103. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $176,017. This is an interim period estimate; it is not indicative of the final year end results.

Series 30

As of June 30, 2001 and 2000 the average Qualified Occupancy for the series was 100% and 99.6%, respectively. The series had a total of 20 properties at June 30, 2001 all of which were at 100% Qualified Occupancy.

For the three months being reported Series 30 reflects a net loss from Operating Partnerships of $289,438. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $100,359. This is an interim period estimate; it is not indicative of the final year end results.

Series 31

As of June 30, 2001 and 2000 the average Qualified Occupancy for the series was 100%. The series had a total of 27 properties at June 30, 2001 all of which were at 100% Qualified Occupancy.

For the three months being reported Series 31 reflects a net loss from Operating Partnerships of $510,010. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $333,104. This is an interim period estimate; it is not indicative of the final year end results.

Series 32

As of June 30, 2001 and 2000, the average Qualified Occupancy for the series was 100% and 95.8%, respectively. The series had a total of 16 properties at June 30, 2001. Out of the total 14 were at 100% Qualified Occupancy. The series also had 2 properties that were still under construction at June 30, 2001.

For the three months being reported Series 32 reflects a net loss from Operating Partnerships of $178,600. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $279,615. This is an interim period estimate; it is not indicative of the final year end results.

Series 33

As of June 30, 2001 and 2000 the average Qualified Occupancy for the series was 96.0% and 96.5%, respectively. The series had a total of 10 properties at June 30, 2001. Out of the total 9 were at 100% Qualified Occupancy and one was in initial lease-up.

For the three months being reported Series 33 reflects a net loss from Operating Partnerships of $144,939. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $108,331. This is an interim period estimate; it is not indicative of the final year end results.

Series 34

As of June 30, 2001 and 2000 the average Qualified Occupancy for the series was 100% and 91.6%, respectively. The series had a total of 14 properties at June 30, 2001 all of which were at 100% Qualified Occupancy.

For the three months being reported Series 34 reflects a net loss from Operating Partnerships of $254,913. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $286,022. This is an interim period estimate; it is not indicative of the final year end results.

Series 35

As of June 30, 2001 and 2000 the average Qualified Occupancy for the series was 97.8% and 61.8%, respectively. The series had a total of 11 properties at June 30, 2001. Out of the total 9 were at 100% qualified occupancy and 1 was in active lease-up. The series also had 1 property which was still under construction at June 30, 2001.

For the three months being reported Series 35 reflects a net loss from Operating Partnerships of $460,748. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss from operations of ($102,978). This is an interim period estimate; it is not indicative of the final year end results.

Series 36

As of June 30, 2001 and 2000 the average Qualified Occupancy for the series was 100% and 89.5%, respectively. The series had a total of 11 properties at June 30, 2001 all of which were at 100% Qualified Occupancy.

For the three months being reported Series 36 reflects a net loss from Operating Partnerships of $239,919. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $43,429. This is an interim period estimate; it is not indicative of the final year end results.

Series 37

As of June 30, 2001 and 2000 the average Qualified Occupancy for the series was 91.8% and 55.1%, respectively. The series had a total of 7 properties at June 30, 2001. Out of the total 3 were at 100% Qualified Occupancy and 2 were in active lease-up. The series also had 1 property that was under construction and 1 property with multiple buildings, some of which were in lease-up and some of which were under construction at June 30, 2001

For the three months being reported Series 37 reflects a net loss from Operating Partnerships of $164,040. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $58,678. This is an interim period estimate; it is not indicative of the final year end results.

Series 38

As of June 30, 2001 and 2000 the average Qualified Occupancy for the series was 85.0% and 50.0%, respectively. The series had a total of 10 properties at June 30, 2001. Out of the total 5 were at 100% Qualified Occupancy and 4 were under construction. The series also had 1 property with multiple buildings, some of which were in lease-up and some of which were under construction at June 30, 2001.

For the three months being reported Series 38 reflects a net loss from Operating Partnerships of $57,001. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $29,998. This is an interim period estimate; it is not indicative of the final year end results.

Series 39

As of June 30, 2001 the average Qualified Occupancy for the series was 64.9%. The series had a total of 8 properties at June 30, 2001. Out of the total 2 were in active lease-up and 6 were under construction. Since all of the properties were acquired after June 30, 2000, there is no comparative information to report.

For the three months being reported Series 39 reflects a net loss from Operating Partnerships of $64,756. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss from operations of ($52,153). This is an interim period estimate; it is not indicative of the final year end results.

Series 40

As of June 30, 2001 the average Qualified Occupancy for the series was 54.2%. The series had a total of 8 properties at June 30, 2001. Out of the total 1 was in active lease-up and 7 were under construction. Since all of the properties were acquired after June 30, 2000, there is no comparative information to report.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)Exhibits

None

(b)Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: August 20, 2001		By:	/s/ John P. Manning John P. Manning