Form 10-Q
period 2001-09-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2001-11-20
CIK 913778

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2001

                                             or

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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2001

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	1-23
Statements of Operations	24-69
Statements of Changes in Partners' Capital	70-81
Statements of Cash Flows	82-127
Notes to Financial Statements	128-153

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	154-170

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	171

Signatures	172

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

	September 30, 2001 (Unaudited)	March 31, 2001 (Audited)

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$418,346,102	$406,915,006

OTHER ASSETS

Cash and cash equivalents	13,839,537	21,596,216
Investments	12,068,076	7,839,034
Notes receivable	10,206,847	9,701,571
Acquisition costs	20,802,993	18,200,249
Other assets	11,777,798	13,295,747
	$487,041,353	$477,547,823

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 563,312	$ 152,623
Accounts payable affiliates	10,717,272	8,709,180
Capital contributions payable	40,051,210	42,458,387
Line of credit	2,686,342	2,125,548
	54,018,136	53,445,738

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 63,760,686 issued and outstanding, as of September 30, 2001	434,168,454	425,102,598
General Partner	(1,229,181)	(1,084,457)
Unrealized gain (loss) on securities
available for sale, net	83,944	83,944
	433,023,217	424,102,085
	$487,041,353	$477,547,823

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 20

	September 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 15,841,174	$ 16,738,536

OTHER ASSETS
Cash and cash equivalents	193,384	179,335
Investments	-	-
Notes receivable	-	-
Acquisition costs	89,305	91,091
Other assets	951,220	877,017
	$ 17,075,083	$ 17,885,979

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	2,373,652	2,109,761
Capital contributions payable	388,026	388,026
Line of credit	-	-
	2,761,678	2,497,787

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,866,700 issued and outstanding, as of September 30, 2001	14,500,836	15,564,875
General Partner	(187,431)	(176,683)
Unrealized gain (loss) on securities
available for sale, net	-	-
	14,313,405	15,388,192
	$ 17,075,083	$ 17,885,979

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 21

	September 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 5,172,844	$ 5,713,575

OTHER ASSETS
Cash and cash equivalents	257,831	235,224
Investments	197,655	232,896
Notes receivable	641,542	641,542
Acquisition costs	48,846	49,823
Other assets	402,803	403,560
	$ 6,721,521	$ 7,276,620

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	588,271	475,350
Capital contributions payable	689,358	689,358
Line of credit	-	-
	1,277,629	1,164,708

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 1,892,700 issued and outstanding, as of September 30, 2001	5,550,221	6,211,561
General Partner	(107,525)	(100,845)
Unrealized gain (loss) on securities
available for sale, net	1,196	1,196
	5,443,892	6,111,912
	$ 6,721,521	$ 7,276,620

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 22

	September 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$11,891,656	$12,526,478

OTHER ASSETS
Cash and cash equivalents	252,459	352,021
Investments	167,574	126,853
Notes receivable	450,981	450,981
Acquisition costs	153,495	156,564
Other assets	167,501	162,615
	$13,083,666	$13,775,512

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,328,033	1,200,739
Capital contributions payable	487,655	538,769
Line of credit	-	-
	1,815,688	1,739,508

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,564,400 issued and outstanding, as of September 30, 2001	11,373,735	12,134,081
General Partner	(106,408)	(98,728)
Unrealized gain (loss) on securities
available for sale, net	651	651
	11,267,978	12,036,004
	$13,083,666	$13,775,512

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 23

	September 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$18,611,949	$19,119,494

OTHER ASSETS
Cash and cash equivalents	288,780	293,829
Investments	-	-
Notes receivable	306,751	306,751
Acquisition costs	228,269	232,834
Other assets	303,455	303,455
	$19,739,204	$20,256,363

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	838,817	718,684
Capital contributions payable	458,632	458,631
Line of credit	-	-
	1,297,449	1,177,315

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,336,727 issued and outstanding, September 30, 2001	18,542,184	19,173,104
General Partner	(100,429)	(94,056)
Unrealized gain (loss) on securities
available for sale, net	-	-
	18,441,755	19,079,048
	$19,739,204	$20,256,363

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 24

	September 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$10,338,574	$10,964,312

0THER ASSETS
Cash and cash equivalents	273,265	362,301
Investments	204,527	155,081
Notes receivable	534,342	534,342
Acquisition costs	255,114	260,216
Other assets	716,434	711,871
	$12,322,256	$12,988,123

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,129,638	1,012,963
Capital contributions payable	1,214,204	1,214,204
Line of credit	-	-
	2,343,842	2,227,167

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,169,878 issued and outstanding, as of September 30, 2001	10,063,145	10,837,860
0eneral Partner	(85,522)	(77,697)
Unrealized gain (loss) on securities
available for sale, net	793	793
	9,978,416	10,760,956
	$12,322,258	$12,988,123

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 25

	September 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$17,003,395	$17,559,746

OTHER ASSETS
Cash and cash equivalents	412,367	494,183
Investments	247,498	187,522
Notes receivable	523,193	523,193
Acquisition costs	256,206	261,330
Other assets	1,341,728	1,353,754
	$19,784,387	$20,379,728

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	854,366	718,028
Capital contributions payable	2,073,892	2,083,892
Line of credit	-	-
	2,928,258	2,801,920

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,026,109 issued and outstanding, as of September 30, 2001	16,944,057	17,658,519
General Partner	(88,893)	(81,676)
Unrealized gain (loss) on securities
available for sale, net	965	965
	16,856,129	17,577,808
	$19,784,387	$20,379,728

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 26

	September 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$25,668,155	$26,630,528

OTHER ASSETS
Cash and cash equivalents	297,689	335,066
Investments	-	-
Notes receivable	571,335	571,335
Acquisition costs	448,470	457,439
Other assets	2,200,731	2,182,444
	$29,186,380	$30,176,812

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 90	$ 90
Accounts payable affiliates	1,347,797	1,129,008
Capital contributions payable	2,197,433	2,199,426
Line of credit	-	-
	3,545,320	3,328,524

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,995,900 issued and outstanding, as of September 30, 2001	25,724,902	26,920,058
General Partner	(83,842)	(71,770)
Unrealized gain (loss) on securities
available for sale, net	-	-
	25,641,060	26,848,288
	$29,186,380	$30,176,812

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 27

	September 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$15,339,345	$15,763,571

OTHER ASSETS
Cash and cash equivalents	479,033	647,352
Investments	289,171	219,105
Notes receivable	-	-
Acquisition costs	373,668	381,142
Other assets	172,632	173,250
	$16,653,849	$17,184,420

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,117,301	959,699
Capital contributions payable	203,270	315,311
Line of credit	-	-
	1,320,571	1,275,010

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,460,700 issued and outstanding, as of September 30, 2001	15,385,282	15,955,653
General Partner	(53,125)	(47,364)
Unrealized gain (loss) on securities
available for sale, net	1,121	1,121
	15,333,278	15,909,410
	$16,653,849	$17,184,420

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 28

	September 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$27,134,032	$27,883,913

OTHER ASSETS
Cash and cash equivalents	852,214	1,117,380
Investments	988,369	1,463,320
Notes receivable	-	-
Acquisition costs	82,512	84,161
Other assets	3,510	6,074
	$29,060,637	$30,554,848

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	-	-
Capital contributions payable	148,783	744,786
Line of credit	-	-
	148,783	744,786

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,000,738 issued and outstanding, as of September 30, 2001	28,962,135	29,851,361
General Partner	(54,674)	(45,692)
Unrealized gain (loss) on securities
available for sale, net	4,393	4,393
	28,911,854	29,810,062
	$29,060,637	$30,554,848

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 29

	September 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$25,797,982	$26,617,342

OTHER ASSETS
Cash and cash equivalents	435,474	875,595
Investments	420,807	311,083
Notes receivable	20,935	20,935
Acquisition costs	82,729	84,385
Other assets	592	573
	$26,758,519	$27,909,913

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	140,825	-
Capital contributions payable	304,770	596,044
Line of credit	-	-
	445,595	596,044

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,991,800 issued and outstanding, as of September 30, 2001	26,382,417	27,373,353
General Partner	(75,578)	(65,569)
Unrealized gain (loss) on securities
available for sale, net	6,085	6,085
	26,312,924	27,313,869
	$26,758,519	$27,909,913

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 30

	September 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$18,195,996	$18,947,341

OTHER ASSETS
Cash and cash equivalents	530,113	735,208
Investments	321,207	237,413
Notes receivable	85,438	85,438
Acquisition costs	530,916	541,522
Other assets	631,491	666,912
	$20,295,161	$21,213,834

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	-	-
Capital contributions payable	881,506	1,034,250
Line of credit	-	-
	881,506	1,034,250

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,651,000 issued and outstanding, as of September 30, 2001	19,441,960	20,200,230
General Partner	(32,966)	(25,307)
Unrealized gain (loss) on securities
available for sale, net	4,661	4,661
	19,413,655	20,179,584
	$20,295,161	$21,213,834

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 31

	September 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$28,833,825	$29,919,423

OTHER ASSETS
Cash and cash equivalents	435,186	1,118,740
Investments	510,510	489,108
Notes receivable	655,675	855,675
Acquisition costs	-	-
Other assets	634,651	259,997
	$31,069,847	$32,642,943

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	-	-
Capital contributions payable	1,030,019	1,350,694
Line of credit	-	-
	1,030,019	1,350,694

PARTNERS CAPITAL
Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,417,857 issued and outstanding, as of September 30, 2001	30,109,217	31,349,114
General Partner	(78,957)	(66,433)
Unrealized gain (loss) on securities
available for sale, net	9,568	9,568
	30,039,828	31,292,249
	$31,069,847	$32,642,943

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 32

	September 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$34,591,209	$35,003,481

OTHER ASSETS
Cash and cash equivalents	783,248	1,111,983
Investments	426,952	483,852
Notes receivable	104,000	104,000
Acquisition costs	759,958	764,950
Other assets	579,918	482,763
	$37,245,285	$37,951,029

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	246,217	80,152
Capital contributions payable	1,050,342	1,286,333
Line of credit	-	-
	1,296,559	1,366,485

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,754,198 issued and outstanding, as of September 30, 2001	35,986,217	36,615,677
General Partner	(46,969)	(40,611)
Unrealized gain (loss) on securities
available for sale, net	9,478	9,478
	35,948,726	36,584,544
	$37,245,285	$37,951,029

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 33

	September 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$19,493,652	$19,646,067

OTHER ASSETS
Cash and cash equivalents	768,723	1,147,109
Investments	81,466	623,376
Notes receivable	113,575	113,575
Acquisition costs	681,986	695,613
Other assets	236,955	175,148
	$21,376,357	$22,400,888

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ 2,536
Accounts payable affiliates	232,401	145,515
Capital contributions payable	751,366	1,557,634
Line of credit	-	-
	983,767	1,705,685

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,636,533 issued and outstanding, as of September 30, 2001	20,402,374	20,701,961
General Partner	(21,977)	(18,951)
Unrealized gain (loss) on securities
available for sale, net	12,193	12,193
	20,392,590	20,695,203
	$21,376,357	$22,400,888

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 34

	September 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$25,023,049	$25,611,061

OTHER ASSETS
Cash and cash equivalents	262,477	349,527
Investments	-	-
Notes receivable	439,562	439,562
Acquisition costs	1,083,862	1,105,542
Other assets	555,242	513,890
	$27,364,192	$28,019,582

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	157,417	10,837
Capital contributions payable	1,016,412	1,051,622
Line of credit	-	-
	1,173,829	1,062,459

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,529,319 issued and outstanding, as of September 30, 2001	26,228,869	26,987,961
General Partner	(38,506)	(30,838)
Unrealized gain (loss) on securities
available for sale, net	-	-
	26,190,363	26,957,123
	$27,364,192	$28,019,582

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 35

	September 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$21,108,195	$22,009,700

OTHER ASSETS
Cash and cash equivalents	458,042	681,948
Investments	1,227,238	1,047,325
Notes receivable	718,319	718,318
Acquisition costs	3,071,550	3,132,994
Other assets	134,298	768,378
	$26,717,642	$28,358,663

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 224	$ 224
Accounts payable affiliates	31,682	92
Capital contributions payable	1,784,146	2,520,290
Line of credit	-	-
	1,816,052	2,520,606

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,300,463 issued and outstanding, as of September 30, 2001	24,924,724	25,851,826
General Partner	(33,109)	(23,744)
Unrealized gain (loss) on securities
available for sale, net	9,975	9,975
	24,901,590	25,838,057
	$26,717,642	$28,358,663

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 36

	September 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$14,413,644	$14,753,049

OTHER ASSETS
Cash and cash equivalents	224,169	440,801
Investments	-	-
Notes receivable	539,353	539,353
Acquisition costs	2,109,007	2,146,752
Other assets	598,159	583,368
	$17,884,332	$18,463,323

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ 4,410
Accounts payable affiliates	210,623	130,247
Capital contributions payable	1,329,341	1,460,200
Line of credit	-	-
	1,539,964	1,594,857

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,106,837 issued and outstanding, as of September 30, 2001	16,359,588	16,878,445
General Partner	(15,220)	(9,979)
Unrealized gain (loss) on securities
available for sale, net	-	-
	16,344,368	16,868,466
	$17,884,332	$18,463,323

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 37

	September 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$18,158,572	$18,470,074

OTHER ASSETS
Cash and cash equivalents	446,078	1,357,135
Investments	5,382	581,399
Notes receivable	2,199,878	2,812,196
Acquisition costs	2,339,127	2,372,609
Other assets	40,642	1,564,777
	$23,189,679	$27,158,190

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 350	$ 26,871
Accounts payable affiliates	25,182	85
Capital contributions payable	2,320,748	5,838,932
Line of credit	-	-
	2,346,280	5,865,888

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,512,500 issued and outstanding, as of September 30, 2001	20,846,200	21,290,614
General Partner	(8,183)	(3,694)
Unrealized gain (loss) on securities
available for sale, net	5,382	5,382
	20,843,399	21,292,302
	$23,189,679	$27,158,190

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 38

	September 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$18,832,200	$18,847,690

OTHER ASSETS
Cash and cash equivalents	1,053,331	3,300,784
Investments	1,336,073	216,934
Notes receivable	-	755,920
Acquisition costs	2,636,087	2,655,867
Other assets	32,049	160,038
	$23,889,740	$25,937,233

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ 2,733
Accounts payable affiliates	17,490	-
Capital contributions payable	2,552,174	4,429,476
Line of credit	-	-
	2,569,664	4,432,209

PARTNERS CAPITAL
Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,543,000 issues and outstanding, September 30, 2001	21,319,965	21,503,064
General Partner	(4,126)	(2,277)
Unrealized gain (loss) on securities
available for sale, net	4,237	4,237
	21,320,076	21,505,024
	$23,889,740	$25,937,233

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 39

	September 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$17,173,983	$16,411,959

OTHER ASSETS
Cash and cash equivalents	960,280	5,907,337
Investments	2,700,846	1,463,767
Notes receivable	312,318	228,455
Acquisition costs	2,387,682	2,337,478
Other assets	263,473	29,308
	$23,798,582	$26,378,304

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ 28,722
Accounts payable affiliates	1,668	-
Capital contributions payable	4,511,190	6,821,583
Line of credit	-	-
	4,512,858	6,850,305

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,292,152 issued and outstanding, as of September 30, 2001	19,276,204	19,516,181
General Partner	(3,726)	(1,428)
Unrealized gain (loss) on securities
available for sale, net	13,246	13,246
	19,285,724	19,527,999
	$23,798,582	$26,378,304

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 40

	September 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$16,552,741	$ 7,777,666

OTHER ASSETS
Cash and cash equivalents	3,102,112	553,358
Investments	2,942,801	-
Notes receivable	1,989,650	-
Acquisition costs	2,681,917	387,937
Other assets	311,698	1,916,555
	$27,580,919	$10,635,516

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ 87,037
Accounts payable affiliates	47,619	18,020
Capital contributions payable	5,088,636	5,878,926
Line of credit	-	2,125,548
	5,136,255	8,109,531

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,630,257 issued and outstanding, as of September 30, 2001	22,446,653	2,527,100
General Partner	(1,989)	(1,115)
Unrealized gain (loss) on securities
available for sale, net	-	-
	22,444,664	2,525,985
	$27,580,919	$10,635,516

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 41*

September 30, 2001 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$13,169,930

OTHER ASSETS
Cash and cash equivalents	1,073,282
Investments	-
Notes receivable	-
Acquisition costs	502,287
Other assets	1,498,616
$16,244,115

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 562,648
Accounts payable affiliates	28,275
Capital contributions payable	9,569,307
Line of credit	2,686,342
12,846,572

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 402,800 issued and outstanding, as of September 30, 2001	3,397,569
General Partner	(26)
Unrealized gain (loss) on securities
available for sale, net	-
3,397,543
$16,244,115

*Series 41 did not commence operations until after March 31, 2001, therefore, it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

	2001	2000

Income
Interest income	$ 203,726	$ 832,357
Other income	2,336	-
	206,062	832,357

Share of loss from Operating Partnerships (Note D)	(5,671,369)	(3,966,301)

Expenses
Professional fees	288,297	311,429
Fund management fee (Note C)	1,311,120	1,150,135
Organization costs	27,936	-
Amortization	132,981	125,293
General and administrative expenses	198,762	252,461
	1,959,096	1,839,318

NET INCOME (LOSS)	$(7,424,403)	$(4,973,262)

Net income (loss) allocated to limited partners	$(7,350,159)	$(4,923,527)

Net income (loss) allocated to general partner	$ (74,244)	$ (49,735)

Net income (loss) per BAC	$ (2.38)	$ (1.60)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 20

	2001	2000

Income
Interest income	$ 646	$ 989
Other income	2,336	-
	2,982	989

Share of loss from Operating Partnerships(Note D)	(498,017)	(501,964)

Expenses
Professional fees	15,693	16,000
Fund management fee (Note C)	91,408	73,214
Organization costs	-	-
Amortization	893	893
General and administrative expenses	8,296	9,364
	116,290	99,471

NET INCOME (LOSS)	$ (611,325)	$ (600,446)

Net income (loss) allocated to limited partners	$ (605,212)	$ (594,442)

Net income (loss) allocated to general partner	$ (6,113)	$ (6,004)

Net income (loss) per BAC	$ (.16)	$ (.15)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 21

	2001	2000

Income
Interest income	$ 3,273	$ 8,371
Other income	-	-
	3,273	8,371

Share of loss from Operating Partnerships(Note D)	(245,410)	(197,967)

Expenses
Professional fees	11,206	1,652
Fund management fee (Note C)	55,460	54,460
Organization costs	-	-
Amortization	488	488
General and administrative expenses	5,189	6,846
	72,343	73,703

NET INCOME (LOSS)	$ (314,480)	$ (263,299)

Net income (loss) allocated to limited partners	$ (311,335)	$ (260,666)

Net income (loss) allocated to general partner	$ (3,145)	$ (2,633)

Net income (loss) per BAC	$ (.16)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 22

	2001	2000

Income
Interest income	$ 2,833	$ 4,702
Other income	-	-
	2,833	4,702

Share of loss from Operating Partnerships(Note D)	(310,959)	(300,072)

Expenses
Professional fees	16,518	16,982
Fund management fee (Note C)	61,548	61,336
Organization costs	-	-
Amortization	1,535	1,535
General and administrative expenses	6,552	8,157
	86,153	88,010

NET INCOME (LOSS)	$ (394,279)	$ (383,380)

Net income (loss) allocated to limited partners	$ (390,336)	$ (379,546)

Net income (loss) allocated to general partner	$ (3,943)	$ (3,834)

Net income (loss) per BAC	$ (.15)	$ (.15)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 23

	2001	2000

Income
Interest income	$ 1,254	$ 2,487
Other income	-	-
	1,254	2,487

Share of loss from Operating Partnerships(Note D)	(236,522)	(274,849)

Expenses
Professional fees	15,663	16,000
Fund management fee (Note C)	60,066	60,066
Organization costs	-	-
Amortization	2,283	1,562
General and administrative expenses	7,562	9,129
	85,574	86,757

NET INCOME (LOSS)	$ (320,842)	$ (359,119)

Net income (loss) allocated to limited partners	$ (317,634)	$ (355,528)

Net income (loss) allocated to general partner	$ (3,208)	$ (3,591)

Net income (loss) per BAC	$ (.10)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 24

	2001	2000

Income
Interest income	$ 3,369	$ 4,150
Other income	-	-
	3,369	4,150

Share of loss from Operating Partnerships(Note D)	(275,444)	(360,221)

Expenses
Professional fees	22,383	21,052
Fund management fee (Note C)	58,338	58,338
Organization costs	-	-
Amortization	2,551	2,551
General and administrative expenses	5,591	6,171
	88,863	88,112

NET INCOME (LOSS)	$ (360,938)	$ (444,183)

Net income (loss) allocated to limited partners	$ (357,329)	$ (439,741)

Net income (loss) allocated to general partner	$ (3,609)	$ (4,442)

Net income (loss) per BAC	$ (.16)	$ (.20)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 25

	2001	2000

Income
Interest income	$ 4,430	$ 9,926
Other income	-	-
	4,430	9,926

Share of loss from Operating Partnerships(Note D)	(288,398)	(344,309)

Expenses
Professional fees	16,414	18,705
Fund management fee (Note C)	66,769	64,969
Organization costs	-	-
Amortization	3,805	3,805
General and administrative expenses	7,114	6,927
	94,102	94,406

NET INCOME (LOSS)	$ (378,070)	$ (428,789)

Net income (loss) allocated to limited partners	$ (374,289)	$ (424,501)

Net income (loss) allocated to general partner	$ (3,781)	$ (4,288)

Net income (loss) per BAC	$ (.12)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 26

	2001	2000

Income
Interest income	$ 1,093	$ 2,918
Other income	-	-
	1,093	2,918

Share of loss from Operating Partnerships(Note D)	(486,631)	(253,933)

Expenses
Professional fees	23,266	23,919
Fund management fee (Note C)	103,219	87,243
Organization costs	-	-
Amortization	4,485	4,340
General and administrative expenses	8,375	8,597
	139,345	124,099

NET INCOME (LOSS)	$ (624,883)	$ (375,114)

Net income (loss) allocated to limited partners	$ (618,634)	$ (371,363)

Net income (loss) allocated to general partner	$ (6,249)	$ (3,751)

Net income (loss) per BAC	$ (.14)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 27

	2001	2000

Income
Interest income	$ 4,811	$ 7,258
Other income	-	-
	4,811	7,258

Share of loss from Operating Partnerships(Note D)	(218,013)	(187,763)

Expenses
Professional fees	13,328	13,821
Fund management fee (Note C)	73,451	64,601
Organization costs	-	-
Amortization	3,914	3,914
General and administrative expenses	5,943	5,752
	96,636	88,088

NET INCOME (LOSS)	$ (309,838)	$ (268,593)

Net income (loss) allocated to limited partners	$ (306,740)	$ (265,907)

Net income (loss) allocated to general partner	$ (3,098)	$ (2,686)

Net income (loss) per BAC	$ (.12)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 28

	2001	2000

Income
Interest income	$ 15,280	$ 41,602
Other income	-	-
	15,280	41,602

Share of loss from Operating Partnerships(Note D)	(318,835)	(266,163)

Expenses
Professional fees	19,731	19,914
Fund management fee (Note C)	83,021	83,529
Organization costs	-	-
Amortization	825	825
General and administrative expenses	9,619	12,128
	113,196	116,396

NET INCOME (LOSS)	$ (416,751)	$ (340,957)

Net income (loss) allocated to limited partners	$ (412,583)	$ (337,547)

Net income (loss) allocated to general partner	$ (4,168)	$ (3,410)

Net income (loss) per BAC	$ (.10)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 29

	2001	2000

Income
Interest income	$ 7,370	$ 39,241
Other income	-	-
	7,370	39,241

Share of loss from Operating Partnerships(Note D)	(343,024)	(329,548)

Expenses
Professional fees	16,465	17,557
Fund management fee (Note C)	84,495	73,895
Organization costs	-	-
Amortization	828	813
General and administrative expenses	9,601	8,318
	111,389	100,583

NET INCOME (LOSS)	$ (447,043)	$ (390,890)

Net income (loss) allocated to limited partners	$ (442,573)	$ (386,981)

Net income (loss) allocated to general partner	$ (4,470)	$ (3,909)

Net income (loss) per BAC	$ (.11)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 30

	2001	2000

Income
Interest income	$ 6,926	$ 109,838
Other income	-	-
	6,926	109,838

Share of loss from Operating Partnerships(Note D)	(354,069)	(173,256)

Expenses
Professional fees	14,346	16,605
Fund management fee (Note C)	54,579	50,479
Organization costs	-	-
Amortization	5,309	5,303
General and administrative expenses	6,426	23,909
	80,660	96,296

NET INCOME (LOSS)	$ (427,803)	$ (159,714)

Net income (loss) allocated to limited partners	$ (423,525)	$ (158,117)

Net income (loss) allocated to general partner	$ (4,278)	$ (1,597)

Net income (loss) per BAC	$ (.16)	$ (.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 31

	2001	2000

Income
Interest income	$ 19,516	$ 76,724
Other income	-	-
	19,516	76,724

Share of loss from Operating Partnerships(Note D)	(577,563)	(430,886)

Expenses
Professional fees	18,000	19,263
Fund management fee (Note C)	94,359	86,876
Organization costs	-	-
Amortization	-	-
General and administrative expenses	9,772	8,919
	122,131	115,058

NET INCOME (LOSS)	$ (680,178)	$ (469,220)

Net income (loss) allocated to limited partners	$ (673,376)	$ (464,527)

Net income (loss) allocated to general partner	$ (6,802)	$ (4,693)

Net income (loss) per BAC	$ (.15)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 32

	2001	2000

Income
Interest income	$ 8,844	$ 79,193
Other income	-	-
	8,844	79,193

Share of loss from Operating Partnerships(Note D)	(262,260)	(175,301)

Expenses
Professional fees	16,376	19,615
Fund management fee (Note C)	78,588	75,375
Organization costs	-	-
Amortization	9,181	9,074
General and administrative expenses	10,961	10,393
	115,106	114,457

NET INCOME (LOSS)	$ (368,522)	$ (210,565)

Net income (loss) allocated to limited partners	$ (364,837)	$ (208,459)

Net income (loss) allocated to general partner	$ (3,685)	$ (2,106)

Net income (loss) per BAC	$ (.08)	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 33

	2001	2000

Income
Interest income	$ 4,571	$ 85,943
Other income	-	-
	4,571	85,943

Share of loss from Operating Partnerships(Note D)	(77,738)	(33,126)

Expenses
Professional fees	7,351	11,176
Fund management fee (Note C)	33,443	42,333
Organization costs	-	-
Amortization	6,820	6,770
General and administrative expenses	6,465	32,341
	54,079	92,620

NET INCOME (LOSS)	$ (127,246)	$ (39,803)

Net income (loss) allocated to limited partners	$ (125,974)	$ (39,405)

Net income (loss) allocated to general Partner	$ (1,272)	$ (398)

Net income (loss) per BAC	$ (.05)	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 34

	2000	1999

Income
Interest income	$ 1,513	$ 53,814
Other income	-	-
	1,513	53,814

Share of loss from Operating Partnerships(Note D)	(331,390)	32,584

Expenses
Professional fees	12,707	16,454
Fund management fee (Note C)	68,290	73,155
Organization costs	-	-
Amortization	10,984	10,789
General and administrative expenses	7,600	8,687
	99,581	109,085

NET INCOME (LOSS)	$ (429,458)	$ (22,687)

Net income (loss) allocated to limited partners	$ (425,163)	$ (22,460)

Net income (loss) allocated to general partner	$ (4,295)	$ (227)

Net income (loss) per BAC	$ (.12)	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 35

	2001	2000

Income
Interest income	$ 17,868	$ 55,955
Other income	-	-
	17,868	55,955

Share of loss from Operating Partnerships(Note D)	(321,769)	(115,304)

Expenses
Professional fees	6,364	11,966
Fund management fee (Note C)	52,651	49,660
Organization costs	-	-
Amortization	32,310	30,433
General and administrative expenses	10,515	9,549
	101,840	101,608

NET INCOME (LOSS)	$ (405,741)	$ (160,957)

Net income (loss) allocated to limited partners	$ (401,684)	$ (159,347)

Net income (loss) allocated to general partner	$ (4,057)	$ (1,610)

Net income (loss) per BAC	$ (.12)	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 36

	2001	2000

Income
Interest income	$ 1,047	$ 20,140
Other income	-	-
	1,047	20,140

Share of loss from Operating Partnerships(Note D)	(152,032)	(54,233)

Expenses
Professional fees	6,974	24,841
Fund management fee (Note C)	39,313	40,189
Organization costs	-	-
Amortization	22,116	20,817
General and administrative expenses	6,587	14,979
	74,990	100,826

NET INCOME (LOSS)	$ (225,975)	$ (134,909)

Net income (loss) allocated to limited partners	$ (223,715)	$ (133,560)

Net income (loss) allocated to general partner	$ (2,260)	$ (1,349)

Net income (loss) per BAC	$ (.11)	$ (.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 37

	2001	2000

Income
Interest income	$ 1,719	$ 121,445
Other income	-	-
	1,719	121,445

Share of loss from Operating Partnerships(Note D)	(146,709)	-

Expenses
Professional fees	7,240	10,216
Fund management fee (Note C)	43,956	26,697
Organization costs	-	-
Amortization	23,306	21,381
General and administrative expenses	6,747	29,421
	81,249	87,715

NET INCOME (LOSS)	$ (226,239)	$ 33,730

Net income (loss) allocated to limited partners	$ (223,977)	$ 33,393

Net income (loss) allocated to general partner	$ (2,262)	$ 337

Net income (loss) per BAC	$ (.09)	$ .01

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 38

	2001	2000

Income
Interest income	$ 17,980	$ 105,717
Other income	-	-
	17,980	105,717

Share of loss from Operating Partnerships(Note D)	(62,194)	-

Expenses
Professional fees	7,830	5,434
Fund management fee (Note C)	40,533	23,720
Organization costs	-	-
Amortization	712	-
General and administrative expenses	10,704	17,817
	59,779	46,971

NET INCOME (LOSS)	$ (103,993)	$ 58,746

Net income (loss) allocated to limited partners	$ (102,953)	$ 58,159

Net income (loss) allocated to general partner	$ (1,040)	$ 587

Net income (loss) per BAC	$ (.04)	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 39

	2001	2000

Income
Interest income	$ 43,360	$ 1,944
Other income	-	-
	43,360	1,944

Share of loss from Operating Partnerships(Note D)	(164,392)	-

Expenses
Professional fees	13,439	-
Fund management fee (Note C)	29,484	-
Organization costs	-	-
Amortization	636	-
General and administrative expenses	16,160	15,057
	59,719	15,057

NET INCOME (LOSS)	$ (180,751)	$ (13,113)

Net income (loss) allocated to limited partners	$ (178,943)	$ (12,982)

Net income (loss) allocated to general partner	$ (1,808)	$ (131)

Net income (loss) per BAC	$ (0.08)	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 40*

2001

Income
Interest income	$ 32,850
Other income	-
32,850

Share of loss from Operating Partnerships(Note D)	-

Expenses
Professional fees	7,003
Fund management fee (Note C)	38,149
Organization costs	27,936
Amortization	-
General and administrative expenses	27,228
100,316

NET INCOME (LOSS)	$ (67,466)

Net income (loss) allocated to limited partners	$ (66,791)

Net income (loss) allocated to general partner	$ (675)

Net income (loss) per BAC	$ (.03)

*Series 40 did not commence operations until after September 30,2000, therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 41*

2001

Income
Interest income	$ 3,173
Other income	-
3,173

Share of loss from Operating Partnerships(Note D)	-

Expenses
Professional fees	-
Fund management fee (Note C)	-
Organization costs	-
Amortization	-
General and administrative expenses	5,755
5,755

NET INCOME (LOSS)	$ (2,582)

Net income (loss) allocated to limited partners	$ (2,556)

Net income (loss) allocated to general partner	$ (26)

Net income (loss) per BAC	$ (.01)

*Series 41 did not commence operations until after September 30,2000, therefore it does not have comparative information to report

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

	2001	2000

Income
Interest income	$ 422,197	$ 1,493,215
Other income	2,336	-
	424,533	1,493,215

Share of loss from Operating Partnerships (Note D)	(11,453,337)	(8,402,139)

Expenses
Professional fees	425,184	383,274
Fund management fee (Note C)	2,431,897	2,230,676
Organization costs	27,936	-
Amortization	266,660	250,721
General and administrative expenses	292,047	603,082
	3,443,724	3,467,753

NET INCOME (LOSS)	$(14,472,528)	$(10,376,677)

Net income (loss) allocated to limited partners	$(14,327,804)	$(10,272,910)

Net income (loss) allocated to general partner	$ (144,724)	$ (103,767)

Net income (loss) per BAC	$ (4.65)	$ (3.32)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 20

	2001	2000

Income
Interest income	$ 1,419	$ 2,365
Other income	2,336	-
	3,755	2,365

Share of loss from Operating Partnerships(Note D)	(886,927)	(915,917)

Expenses
Professional fees	20,539	18,188
Fund management fee (Note C)	157,221	147,747
Organization costs	-	-
Amortization	1,786	1,786
General and administrative expenses	12,069	17,455
	191,615	185,176

NET INCOME (LOSS)	$(1,074,787)	$(1,098,728)

Net income (loss) allocated to limited partners	$(1,064,039)	$(1,087,741)

Net income (loss) allocated to general partner	$ (10,748)	$ (10,987)

Net income (loss) per BAC	$ (.28)	$ (.28)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 21

	2001	2000

Income
Interest income	$ 6,699	$ 21,637
Other income	-	-
	6,699	21,637

Share of loss from Operating Partnerships(Note D)	(540,298)	(486,745)

Expenses
Professional fees	14,718	13,560
Fund management fee (Note C)	110,600	107,280
Organization costs	-	-
Amortization	977	977
General and administrative expenses	8,126	13,101
	134,421	134,918

NET INCOME (LOSS)	$ (668,020)	$ (600,026)

Net income (loss) allocated to limited partners	$ (661,340)	$ (594,026)

Net income (loss) allocated to general partner	$ (6,680)	$ (6,000)

Net income (loss) per BAC	$ (.35)	$ (.31)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 22

	2001	2000

Income
Interest income	$ 6,013	$ 12,126
Other income	-	-
	6,013	12,126

Share of loss from Operating Partnerships(Note D)	(628,685)	(666,060)

Expenses
Professional fees	21,656	18,947
Fund management fee (Note C)	110,357	106,555
Organization costs	-	-
Amortization	3,070	3,070
General and administrative expenses	10,271	14,931
	145,354	143,503

NET INCOME (LOSS)	$ (768,026)	$ (797,437)

Net income (loss) allocated to limited partners	$ (760,346)	$ (789,463)

Net income (loss) allocated to general partner	$ (7,680)	$ (7,974)

Net income (loss) per BAC	$ (.30)	$ (.31)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 23

	2001	2000

Income
Interest income	$ 3,191	$ 5,246
Other income	-	-
	3,191	5,246

Share of loss from Operating Partnerships(Note D)	(503,108)	(587,697)

Expenses
Professional fees	19,661	17,332
Fund management fee (Note C)	101,789	101,632
Organization costs	-	-
Amortization	4,565	3,123
General and administrative expenses	11,361	16,344
	137,376	138,431

NET INCOME (LOSS)	$ (637,293)	$ (720,882)

Net income (loss) allocated to limited partners	$ (630,920)	$ (713,673)

Net income (loss) allocated to general partner	$ (6,373)	$ (7,209)

Net income (loss) per BAC	$ (.19)	$ (.21)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 24

	2001	2000

Income
Interest income	$ 6,905	$ 10,686
Other income	-	-
	6,905	10,686

Share of loss from Operating Partnerships(Note D)	(621,684)	(703,210)

Expenses
Professional fees	39,381	31,179
Fund management fee (Note C)	112,476	115,551
Organization costs	-	-
Amortization	5,102	5,102
General and administrative expenses	10,802	13,647
	167,761	165,479

NET INCOME (LOSS)	$ (782,540)	$ (858,003)

Net income (loss) allocated to limited partners	$ (774,715)	$ (849,423)

Net income (loss) allocated to general partner	$ (7,825)	$ (8,580)

Net income (loss) per BAC	$ (.36)	$ (.39)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 25

	2001	2000

Income
Interest income	$ 8,984	$ 25,647
Other income	-	-
	8,984	25,647

Share of loss from Operating Partnerships(Note D)	(564,806)	(715,369)

Expenses
Professional fees	21,622	24,589
Fund management fee (Note C)	125,638	124,858
Organization costs	-	-
Amortization	7,609	7,609
General and administrative expenses	10,988	17,337
	165,857	174,393

NET INCOME (LOSS)	$ (721,679)	$ (864,115)

Net income (loss) allocated to limited partners	$ (714,462)	$ (855,474)

Net income (loss) allocated to general partner	$ (7,217)	$ (8,641)

Net income (loss) per BAC	$ (.24)	$ (.28)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 26

	2001	2000

Income
Interest income	$ 2,614	$ 52,823
Other income	-	-
	2,614	52,823

Share of loss from Operating Partnerships(Note D)	(953,910)	(530,058)

Expenses
Professional fees	31,289	26,744
Fund management fee (Note C)	203,214	190,538
Organization costs	-	-
Amortization	8,969	8,681
General and administrative expenses	12,460	17,892
	255,932	243,855

NET INCOME (LOSS)	$(1,207,228)	$ (721,090)

Net income (loss) allocated to limited partners	$(1,195,156)	$ (713,879)

Net income (loss) allocated to general partner	$ (12,072)	$ (7,211)

Net income (loss) per BAC	$ (.30)	$ (.18)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 27

	2001	2000

Income
Interest income	$ 9,607	$ 19,550
Other income	-	-
	9,607	19,550

Share of loss from Operating Partnerships(Note D)	(413,204)	(450,079)

Expenses
Professional fees	20,342	15,505
Fund management fee (Note C)	135,147	133,772
Organization costs	-	-
Amortization	7,827	7,827
General and administrative expenses	9,219	13,099
	172,535	170,203

NET INCOME (LOSS)	$ (576,132)	$ (600,732)

Net income (loss) allocated to limited partners	$ (570,371)	$ (594,725)

Net income (loss) allocated to general partner	$ (5,761)	$ (6,007)

Net income (loss) per BAC	$ (.23)	$ (.24)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 28

	2001	2000

Income
Interest income	$ 36,876	$ 90,358
Other income	-	-
	36,876	90,358

Share of loss from Operating Partnerships(Note D)	(738,486)	(670,249)

Expenses
Professional fees	31,082	23,643
Fund management fee (Note C)	147,750	161,723
Organization costs	-	-
Amortization	1,650	1,650
General and administrative expenses	16,116	26,021
	196,598	213,037

NET INCOME (LOSS)	$ (898,208)	$ (792,928)

Net income (loss) allocated to limited partners	$ (889,226)	$ (784,999)

Net income (loss) allocated to general partner	$ (8,982)	$ (7,929)

Net income (loss) per BAC	$ (.22)	$ (.20)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 29

	2001	2000

Income
Interest income	$ 16,080	$ 66,365
Other income	-	-
	16,080	66,365

Share of loss from Operating Partnerships(Note D)	(811,396)	(613,746)

Expenses
Professional fees	25,619	20,214
Fund management fee (Note C)	163,643	146,524
Organization costs	-	-
Amortization	1,656	1,626
General and administrative expenses	14,711	30,314
	205,629	198,678

NET INCOME (LOSS)	$(1,000,945)	$ (746,059)

Net income (loss) allocated to limited partners	$ (990,936)	$ (738,598)

Net income (loss) allocated to general partner	$ (10,009)	$ (7,461)

Net income (loss) per BAC	$ (.25)	$ (.19)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 30

	2001	2000

Income
Interest income	$ 15,226	$ 144,566
Other income	-	-
	15,226	144,566

Share of loss from Operating Partnerships(Note D)	(640,613)	(359,212)

Expenses
Professional fees	23,683	21,421
Fund management fee (Note C)	96,308	96,158
Organization costs	-	-
Amortization	10,618	10,601
General and administrative expenses	9,933	38,290
	140,542	166,470

NET INCOME (LOSS)	$ (765,929)	$ (381,116)

Net income (loss) allocated to limited partners	$ (758,270)	$ (377,305)

Net income (loss) allocated to general partner	$ (7,659)	$ (3,811)

Net income (loss) per BAC	$ (.29)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 31

	2001	2000

Income
Interest income	$ 32,218	$ 91,957
Other income	-	-
	32,218	91,957

Share of loss from Operating Partnerships(Note D)	(1,082,473)	(793,104)

Expenses
Professional fees	29,686	23,604
Fund management fee (Note C)	156,670	143,052
Organization costs	-	-
Amortization	-	-
General and administrative expenses	15,810	38,262
	202,166	204,918

NET INCOME (LOSS)	$(1,252,421)	$ (906,065)

Net income (loss) allocated to limited partners	$(1,239,897)	$ (897,004)

Net income (loss) allocated to general partner	$ (12,524)	$ (9,061)

Net income (loss) per BAC	$ (.28)	$ (.20)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 32

	2001	2000

Income
Interest income	$ 22,039	$ 125,026
Other income	-	-
	22,039	125,026

Share of loss from Operating Partnerships(Note D)	(439,073)	(382,059)

Expenses
Professional fees	29,262	23,889
Fund management fee (Note C)	154,463	157,750
Organization costs	-	-
Amortization	18,263	18,140
General and administrative expenses	16,796	52,176
	218,784	251,955

NET INCOME (LOSS)	$ (635,818)	$ (508,988)

Net income (loss) allocated to limited partners	$ (629,460)	$ (503,898)

Net income (loss) allocated to general partner	$ (6,358)	$ (5,090)

Net income (loss) per BAC	$ (.13)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 33

	2001	2000

Income
Interest income	$ 14,172	$ 139,785
Other income	-	-
	14,172	139,785

Share of loss from Operating Partnerships(Note D)	(221,227)	(143,852)

Expenses
Professional fees	12,545	16,697
Fund management fee (Note C)	59,574	80,246
Organization costs	-	-
Amortization	13,640	13,472
General and administrative expenses	9,799	51,450
	95,558	161,865

NET INCOME (LOSS)	$ (302,613)	$ (165,932)

Net income (loss) allocated to limited partners	$ (299,587)	$ (164,273)

Net income (loss) allocated to general Partner	$ (3,026)	$ (1,659)

Net income (loss) per BAC	$ (.11)	$ (.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 34

	2001	2000

Income
Interest income	$ 4,008	$ 106,810
Other income	-	-
	4,008	106,810

Share of loss from Operating Partnerships(Note D)	(583,753)	(124,985)

Expenses
Professional fees	16,275	21,246
Fund management fee (Note C)	137,980	146,310
Organization costs	-	-
Amortization	21,971	21,426
General and administrative expenses	10,789	42,630
	187,015	231,612

NET INCOME (LOSS)	$ (766,760)	$ (249,787)

Net income (loss) allocated to limited partners	$ (759,092)	$ (247,289)

Net income (loss) allocated to general partner	$ (7,668)	$ (2,498)

Net income (loss) per BAC	$ (.22)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 35

	2001	2000

Income
Interest income	$ 36,515	$ 153,739
Other income	-	-
	36,515	153,739

Share of loss from Operating Partnerships(Note D)	(777,908)	(234,218)

Expenses
Professional fees	10,152	16,254
Fund management fee (Note C)	104,702	104,320
Organization costs	-	-
Amortization	64,629	60,729
General and administrative expenses	15,591	78,782
	195,074	260,085

NET INCOME (LOSS)	$ (936,467)	$ (340,564)

Net income (loss) allocated to limited partners	$ (927,102)	$ (337,158)

Net income (loss) allocated to general partner	$ (9,365)	$ (3,406)

Net income (loss) per BAC	$ (.28)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 36

	2001	2000
00
Income
Interest income	$ 2,776	$ 54,104
Other income	-	-
	2,776	54,104

Share of loss from Operating Partnerships(Note D)	(389,552)	(25,579)

Expenses
Professional fees	9,761	27,689
Fund management fee (Note C)	74,519	77,614
Organization costs	-	-
Amortization	44,231	42,307
General and administrative expenses	8,811	26,016
	137,322	173,626

NET INCOME (LOSS)	$ (524,098)	$ (145,101)

Net income (loss) allocated to limited partners	$ (518,857)	$ (143,650)

Net income (loss) allocated to general partner	$ (5,241)	$ (1,451)

Net income (loss) per BAC	$ (.25)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 37

	2001	2000

Income
Interest income	$ 9,006	$ 233,634
Other income	-	-
	9,006	233,634

Share of loss from Operating Partnerships(Note D)	(309,109)	-

Expenses
Professional fees	10,743	15,639
Fund management fee (Note C)	79,894	53,394
Organization costs	-	-
Amortization	47,320	42,595
General and administrative expenses	10,843	51,762
	148,800	163,390

NET INCOME (LOSS)	$ (448,903)	$ 70,244

Net income (loss) allocated to limited partners	$ (444,414)	$ 69,542

Net income (loss) allocated to general partner	$ (4,489)	$ 702

Net income (loss) per BAC	$ (.18)	$ .03

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 38

	2001	2000

Income
Interest income	$ 42,061	$ 134,847
Other income	-	-
	42,061	134,847

Share of loss from Operating Partnerships(Note D)	(118,625)	-

Expenses
Professional fees	11,015	6,184
Fund management fee (Note C)	81,066	35,652
Organization costs	-	-
Amortization	1,505	-
General and administrative expenses	14,762	28,516
	108,348	70,352

NET INCOME (LOSS)	$ (184,912)	$ 64,495

Net income (loss) allocated to limited partners	$ (183,063)	$ 63,850

Net income (loss) allocated to general partner	$ (1,849)	$ 645

Net income (loss) per BAC	$ (.07)	$ .02

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 39

	2001	2000

Income
Interest income	$ 104,530	$ 1,944
Other income	-	-
	104,530	1,944

Share of loss from Operating Partnerships(Note D)	(228,500)	-

Expenses
Professional fees	19,150	750
Fund management fee (Note C)	58,968	-
Organization costs	-	-
Amortization	1,272	-
General and administrative expenses	26,441	15,057
	105,831	15,807

NET INCOME (LOSS)	$ (229,801)	$ (13,863)

Net income (loss) allocated to limited partners	$ (227,503)	$ (13,724)

Net income (loss) allocated to general partner	$ (2,298)	$ (139)

Net income (loss) per BAC	$ (.10)	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 40*

2001

Income
Interest income	$ 38,085
Other income	-
38,085

Share of loss from Operating Partnerships(Note D)	-

Expenses
Professional fees	7,003
Fund management fee (Note C)	59,918
Organization costs	27,936
Amortization	-
General and administrative expenses	30,594
125,451

NET INCOME (LOSS)	$ (87,366)

Net income (loss) allocated to limited partners	$ (86,492)

Net income (loss) allocated to general partner	$ (874)

Net income (loss) per BAC	$ (.03)

*Series 40 did not commence operations until after September 30,2000, therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 41*

2001

Income
Interest income	$ 3,173
Other income	-
3,173

Share of loss from Operating Partnerships(Note D)	-

Expenses
Professional fees	-
Fund management fee (Note C)	-
Organization costs	-
Amortization	-
General and administrative expenses	5,755
5,755

NET INCOME (LOSS)	$ (2,582)

Net income (loss) allocated to limited partners	$ (2,556)

Net income (loss) allocated to general partner	$ (26)

Net income (loss) per BAC	$ (.01)

*Series 41 did not commence operations until after September 30,2000, therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2001
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total

Partners' capital (deficit) April 1, 2001	$ 425,102,598	$ (1,084,457)	$ 83,944	$ 424,102,085

Capital contributions	26,918,800	-	-	26,918,800

Selling commissions and registration costs	(3,525,140)	-	-	(3,525,140)

Net income (loss)	(14,327,804)	(144,724)	-	(14,472,528)

Partners' capital (deficit), September 30, 2001	$ 434,168,454	$ (1,229,181)	$ 83,944	$ 433,023,217

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2001
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 20
Partners' capital (deficit) April 1, 2001	$ 15,564,875	$ (176,683)	$ -	$ 15,388,192

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,064,039)	(10,748)	-	(1,074,787)

Partners' capital (deficit), September 30, 2001	$ 14,500,836	$ (187,431)	$ -	$ 14,313,405

Series 21
Partners' capital (deficit) April 1, 2001	$ 6,211,561	$ (100,845)	$ 1,196	$ 6,111,912

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(661,340)	(6,680)	-	(668,020)

Partners' capital (deficit), September 30, 2001	$ 5,550,221	$ (107,525)	$ 1,196	$ 5,443,892

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2001
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 22
Partners' capital (deficit) April 1, 2001	$ 12,134,081	$ (98,728)	$ 651	$ 12,036,004

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(760,346)	(7,680)	-	(768,026)

Partners' capital (deficit), September 30, 2001	$ 11,373,735	$ (106,408)	$ 651	$ 11,267,978

Series 23
Partners' capital (deficit) April 1, 2001	$ 19,173,104	$ (94,056)	$ -	$ 19,079,048

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(630,920)	(6,373)	-	(637,293)

Partners' capital (deficit), September 30, 2001	$ 18,542,184	$ (100,429)	$ -	$ 18,441,755

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2001
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 24
Partners' capital (deficit) April 1, 2001	$ 10,837,860	$ (77,697)	$ 793	$ 10,760,956

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(417,387)	(4,216)	-	(421,603)

Partners' capital (deficit), September 30, 2001	$ 10,420,473	$ (81,913)	$ 793	$ 10,339,353

Series 25
Partners' capital (deficit) April 1, 2001	$ 17,658,519	$ (81,676)	$ 965	$ 17,577,808

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(714,462)	(7,217)	-	(721,679)

Partners' capital (deficit), September 30, 2001	$ 16,944,057	$ (88,893)	$ 965	$ 16,856,129

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2001
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 26
Partners' capital (deficit) April 1, 2001	$ 26,920,058	$ (71,770)	$ -	$ 26,848,288

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,195,156)	(12,072)	-	(1,207,228)

Partners' capital (deficit), September 30, 2001	$ 25,724,902	$ (83,842)	$ -	$ 25,641,060

Series 27
Partners' capital (deficit) April 1, 2001	$ 15,955,653	$ (47,364)	$ 1,121	$ 15,909,410

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(570,371)	(5,761)	-	(576,132)

Partners' capital (deficit), September 30, 2001	$ 15,385,282	$ (53,125)	$ 1,121	$ 15,333,278

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2001
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 28
Partners' capital (deficit) April 1, 2001	$ 29,851,361	$ (45,692)	$ 4,393	$ 29,810,062

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(889,226)	(8,982)	-	(898,208)

Partners' capital (deficit), September 30, 2001	$ 28,962,135	$ (54,674)	$ 4,393	$ 28,911,854

Series 29
Partners' capital (deficit) April 1, 2001	$ 27,373,353	$ (65,569)	$ 6,085	$ 27,313,869

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(990,936)	(10,009)	-	(1,000,945)

Partners' capital (deficit), September 30, 2001	$ 26,382,417	$ (75,578)	$ 6,085	$ 26,312,924

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2001
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 30
Partners' capital (deficit) April 1, 2001	$ 20,200,230	$ (25,307)	$ 4,661	$ 20,179,584

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(758,270)	(7,659)	-	(765,929)

Partners' capital (deficit), September 30, 2001	$ 19,441,960	$ (32,966)	$ 4,661	$ 19,413,655

Series 31
Partners' capital (deficit) April 1, 2001	$ 31,349,114	$ (66,433)	$ 9,568	$ 31,292,249

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,239,897)	(12,524)	-	(1,252,421)

Partners' capital (deficit), September 30, 2001	$ 30,109,217	$ (78,957)	$ 9,568	$ 30,039,828

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2001
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 32
Partners' capital (deficit) April 1, 2001	$ 36,615,677	$ (40,611)	$ 9,478	$ 36,584,544

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(629,460)	(6,358)	-	(635,818)

Partners' capital (deficit), September 30, 2001	$ 35,986,217	$ (46,969)	$ 9,478	$ 35,948,726

Series 33
Partners' capital (deficit) April 1, 2001	$ 20,701,961	$ (18,951)	$ 12,193	$ 20,695,203

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(299,587)	(3,026)	-	(302,613)

Partners' capital (deficit), September 30, 2001	$ 20,402,374	$ (21,977)	$ 12,193	$ 20,392,590

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2001
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 34
Partners' capital (deficit) April 1, 2001	$ 26,987,961	$ (30,838)	$ -	$ 26,957,123

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(759,092)	(7,668)	-	(766,760)

Partners' capital (deficit), September 30, 2001	$ 26,228,869	$ (38,506)	$ -	$ 26,190,363

Series 35
Partners' capital (deficit) April 1, 2001	$ 25,851,826	$ (23,744)	$ 9,975	$ 25,838,057

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(927,102)	(9,365)	-	(936,467)

Partners' capital (deficit), September 30, 2001	$ 24,924,724	$ (33,109)	$ 9,975	$ 24,901,590

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2001
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 36
Partners' capital (deficit) April 1, 2001	$ 16,878,445	$ (9,979)	$ -	$ 16,868,466

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(518,857)	(5,241)	-	(524,098)

Partners' capital (deficit), September 30, 2001	$ 16,359,588	$ (15,220)	$ -	$ 16,344,368

Series 37
Partners' capital (deficit) April 1, 2001	$ 21,290,614	$ (3,694)	$ 5,382	$ 21,292,302

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(444,414)	(4,489)	-	(448,903)

Partners' capital (deficit), September 30, 2001	$ 20,846,200	$ (8,183)	$ 5,382	$ 20,843,399

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2001
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 38
Partners' capital (deficit) April 1, 2001	$ 21,503,064	$ (2,277)	$ 4,237	$ 21,505,024

Capital contributions	-	-	-	-

Selling commissions and registration costs	(36)	-	-	(36)

Net income (loss)	(183,063)	(1,849)	-	(184,912)

Partners' capital (deficit), September 30, 2001	$ 21,319,965	$ (4,126)	$ 4,237	$ 21,320,076

Series 39
Partners' capital (deficit) April 1, 2001	$ 19,516,181	$ (1,428)	$ 13,246	$ 19,527,999

Capital contributions	-	-	-	-

Selling commissions and registration costs	(12,474)	-	-	(12,474)

Net income (loss)	(227,503)	(2,298)	-	(229,801)

Partners' capital (deficit), September 30, 2001	$ 19,276,204	$ (3,726)	$ 13,246	$ 19,285,724

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2001
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 40
Partners' capital (deficit) April 1, 2001	$ 2,527,100	$ (1,115)	$ -	$ 2,525,985

Capital contributions	22,890,800	-	-	22,890,800

Selling commissions and registration costs	(2,884,755)	-	-	(2,884,755)

Net income (loss)	(86,492)	(874)	-	(87,366)

Partners' capital (deficit), September 30, 2001	$ 22,446,653	$ (1,989)	$ -	$ 22,444,664

Series 41
Partners' capital (deficit) April 1, 2001	$ -	$ -	$ -	$ -

Capital contributions	4,028,000	-	-	4,028,000

Selling commissions and registration costs	(627,875)	-	-	(627,875)

Net income (loss)	(2,556)	(26)	-	(2,582)

Partners' capital (deficit), September 30, 2001	$ 3,397,569	$ (26)	$ -	$ 3,397,543

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2001	2000
Cash flows from operating activities:

Net income (loss)	$(14,472,528)	$(10,376,677)
Adjustments
Amortization	266,660	250,721
Distributions from Operating Partnerships	66,741	83,094
Share of Loss from Operating Partnerships	11,453,337	8,402,139
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	410,689	169,176
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	1,696,326	(2,901,788)
(Decrease) Increase in accounts payable affiliates	2,008,091	1,518,852
Line of credit	560,794	3,329,810

Net cash (used in) provided by operating activities	1,990,110	475,327

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(2,926,705)	(1,106,020)
Capital contributions paid to Operating Partnerships	(25,479,426)	(35,820,617)
Advances to Operating Partnerships	(448,375)	494,883
Investments	(4,285,943)	17,419,975

Net cash (used in) provided by investing activities	(33,140,449)	(19,011,779)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	(3,525,140)	(3,469,742)
Capital contributions received	26,918,800	25,518,000

Net cash (used in) provided by financing activities	23,393,660	22,048,258

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,756,679)	3,511,806

Cash and cash equivalents, beginning	21,596,216	15,484,389

Cash and cash equivalents, ending	$ 13,839,537	$ 18,996,195

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 10,260,887	$ 15,421,430

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 20

	2001	2000
Cash flows from operating activities:

Net income (loss)	$(1,074,787)	$(1,098,728)
Adjustments
Amortization	1,786	1,786
Distributions from Operating Partnerships	10,439	15,172
Share of Loss from Operating Partnerships	886,927	915,917
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(74,206)	(78,634)
(Decrease) Increase in accounts payable affiliates	263,890	189,624
Line of credit	-	-

Net cash (used in) provided by operating activities	14,049	(54,863)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 20

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,049	(54,863)

Cash and cash equivalents, beginning	179,335	312,723

Cash and cash equivalents, ending	$ 193,384	$ 257,860

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 21

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (668,020)	$ (600,026)
Adjustments
Amortization	977	977
Distributions from Operating Partnerships	433	437
Share of Loss from Operating Partnerships	540,298	486,745
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	757	(187)
(Decrease) Increase in accounts payable affiliates	112,921	112,920
Line of credit	-	-
Net cash (used in) provided by operating activities	(12,634)	866

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	35,241	8,643

Net cash (used in) provided by investing activities	35,241	8,643

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 21

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,607	9,509

Cash and cash equivalents, beginning	235,224	272,223

Cash and cash equivalents, ending	257,831	281,732

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 22

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (768,026)	$ (797,437)
Adjustments
Amortization	3,070	3,070
Distributions from Operating Partnerships	6,136	3,909
Share of Loss from Operating Partnerships	628,685	666,060
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	(4,886)	(99)
(Decrease) Increase in accounts payable affiliates	127,294	127,298
Line of credit	-	-

Net cash (used in) provided by operating activities	(7,727)	2,801

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(51,114)	-
Advances to Operating Partnerships	-	-
Investments	(40,721)	4,541

Net cash (used in) provided by investing activities	(91,835)	4,541

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 22

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(99,562)	7,342

Cash and cash equivalents, beginning	352,021	271,654

Cash and cash equivalents, ending	$ 252,459	$ 278,996

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 23

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (637,293)	$ (720,882)
Adjustments
Amortization	4,565	3,123
Distributions from Operating Partnerships	4,438	-
Share of Loss from Operating Partnerships	503,108	587,697
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	120,133	120,133
Line of credit	-	-

Net cash (used in) provided by operating activities	(5,049)	(9,929)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 23

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,049)	(9,929)

Cash and cash equivalents, beginning	293,829	339,179

Cash and cash equivalents, ending	$ 288,780	$ 329,250

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 24

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (782,540)	$ (858,003)
Adjustments
Amortization	5,102	5,102
Distributions from Operating Partnerships	4,054	-
Share of Loss from Operating Partnerships	621,684	703,210
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(4,563)	(19,664)
(Decrease) Increase in accounts payable affiliates	116,673	116,678
Line of credit	-	-
Net cash (used in) provided by operating activities	(39,590)	(52,677)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	(49,446)	3,967

Net cash (used in) provided by investing activities	(49,446)	3,967

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 24

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(89,036)	48,710

Cash and cash equivalents, beginning	362,301	294,853

Cash and cash equivalents, ending	$ 273,265	$ 264,143

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 25

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (721,679)	$ (864,115)
Adjustments
Amortization	7,609	7,609
Distributions from Operating Partnerships	(10,940)	4,105
Share of Loss from Operating Partnerships	564,806	715,369
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	12,026	(192)
(Decrease) Increase in accounts payable affiliates	136,338	136,338
Line of credit	-	-

Net cash (used in) provided by operating activities	(11,840)	(886)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(10,000)	(51,996)
Advances to Operating Partnerships	-	-
Investments	(59,976)	8,921

Net cash (used in) provided by investing activities	(69,976)	(43,075)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 25

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(81,816)	(43,961)

Cash and cash equivalents, beginning	494,183	526,832

Cash and cash equivalents, ending	$ 412,367	$ 482,871

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 26

	2001	2000
Cash flows from operating activities:

Net income (loss)	$(1,207,228)	$ (721,090)
Adjustments
Amortization	8,969	8,681
Distributions from Operating Partnerships	6,472	20,999
Share of Loss from Operating Partnerships	953,910	530,058
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(18,287)	20,742
(Decrease) Increase in accounts payable affiliates	218,789	218,786
Line of credit	-	-

Net cash (used in) provided by operating activities	(37,375)	78,176

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(1,995)	(181,121)
Advances to Operating Partnerships	-	-
Investments	-	217,461

Net cash (used in) provided by investing activities	(1,995)	36,340

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 26

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(37,377)	114,516

Cash and cash equivalents, beginning	335,066	201,802

Cash and cash equivalents, ending	$ 297,689	$ 316,318

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 27

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (576,132)	$ (600,732)
Adjustments
Amortization	7,827	7,827
Distributions from Operating Partnerships	8,141	5,863
Share of Loss from Operating Partnerships	413,204	450,079
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	617	540,152
(Decrease) Increase in accounts payable affiliates	157,602	157,603
Line of credit	-	-

Net cash (used in) provided by Operating activities	11,259	560,792

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(109,512)	(552,764)
Advances to Operating Partnerships	-	-
Investments	(70,066)	193,831

Net cash (used in) provided by investing activities	(179,578)	(358,933)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 27

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(168,319)	201,859

Cash and cash equivalents, beginning	647,352	250,061

Cash and cash equivalents, ending	$ 479,033	$ 451,920

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 28

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (898,208)	$ (792,928)
Adjustments
Amortization	1,650	1,650
Distributions from Operating Partnerships	11,394	2,558
Share of Loss from Operating Partnerships	738,486	670,249
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	2,564	(345)
(Decrease) Increase in accounts payable affiliates	-	-
Line of credit	-	-

Net cash (used in) provided by operating activities	(144,114)	(118,816)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(596,003)	-
Advances to Operating Partnerships	-	-
Investments	474,951	560,178

Net cash (used in) provided by investing activities	(121,052)	560,178

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 28

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(265,166)	441,362

Cash and cash equivalents, beginning	1,117,380	1,096,622

Cash and cash equivalents, ending	$ 852,214	$ 1,537,984

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 29

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (1,000,945)	$ (746,059)
Adjustments
Amortization	1,656	1,626
Distributions from Operating Partnerships	610	1,050
Share of Loss from Operating Partnerships	811,396	613,746
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(19)	16,910
(Decrease) Increase in accounts payable affiliates	140,825	-
Line of credit	-	-

Net cash (used in) provided by operating activities	(46,477)	(112,727)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(283,919)	(604,409)
Advances to Operating Partnerships	-	-
Investments	(109,725)	1,091,789

Net cash (used in) provided by investing activities	(393,644)	487,380

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 29

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(440,121)	374,653

Cash and cash equivalents, beginning	875,595	387,679

Cash and cash equivalents, ending	$ 435,474	$ 762,332

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 30

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (765,929)	$ (381,116)
Adjustments
Amortization	10,618	10,601
Distributions from Operating Partnerships	9,220	-
Share of Loss from Operating Partnerships	640,613	11,512
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(14)	(82,274)
(Decrease) Increase in accounts payable affiliates	-	-
Line of credit	-	-

Net cash (used in) provided by operating activities	(105,492)	(82,065)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(12)	(874)
Capital contributions paid to Operating Partnerships	(15,797)	(335,806)
Advances to Operating Partnerships	-	-
Investments	(83,794)	880,131

Net cash (used in) provided by investing activities	(99,603)	543,451

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 30

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(205,095)	461,386

Cash and cash equivalents, beginning	735,208	403,328

Cash and cash equivalents, ending	$ 530,113	$ 864,714

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 31

	2001	2000
Cash flows from operating activities:

Net income (loss)	$(1,252,421)	$ (906,065)
Adjustments
Amortization	-	-
Distributions from Operating Partnerships	9,587	1,487
Share of Loss from Operating Partnerships	1,082,473	793,104
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	(1,315)
Decrease (Increase) in accounts receivable	(374,654)	62,319
(Decrease) Increase in accounts payable affiliates	-	-
Line of credit	-	-

Net cash (used in) provided by operating activities	(535,015)	(50,470)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(45,122)
Capital contributions paid to Operating Partnerships	(327,137)	(3,537,500)
Advances to Operating Partnerships	200,000	1,706,296
Investments	(21,402)	1,737,280

Net cash (used in) provided by investing activities	(148,539)	(139,046)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 31

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(683,554)	(189,516)

Cash and cash equivalents, beginning	1,118,740	1,449,979

Cash and cash equivalents, ending	$ 435,186	$ 1,260,463

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ 22,855

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 32

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (635,818)	$ (508,988)
Adjustments
Amortization	18,263	18,140
Distributions from Operating Partnerships	500	16,002
Share of Loss from Operating Partnerships	439,073	382,059
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	14,315	797,082
(Decrease) Increase in accounts payable affiliates	166,065	165,748
Line of credit	-	-

Net cash (used in) provided by operating activities	2,398	870,043

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(10,108)	(1,822)
Capital contributions paid to Operating Partnerships	(377,925)	(951,543)
Advances to Operating Partnerships	56,900	-
Investments	-	1,261,712

Net cash (used in) provided by investing activities	(331,133)	308,347

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 32

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(328,735)	1,178,390

Cash and cash equivalents, beginning	1,111,983	240,584

Cash and cash equivalents, ending	$ 783,248	$ 1,418,974

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 33

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (302,613)	$ (165,932)
Adjustments
Amortization	13,640	13,472
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	221,227	143,852
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(2,536)	-
Decrease (Increase) in accounts receivable	44,474	(127,883)
(Decrease) Increase in accounts payable affiliates	86,886	84,666
Line of credit	-	-

Net cash (used in) provided by operating activities	61,078	(51,825)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(13)	(14,195)
Capital contributions paid to Operating Partnerships	(981,361)	(305,129)
Advances to Operating Partnerships	-	(113,575)
Investments	541,910	1,265,009

Net cash (used in) provided by investing activities	(439,464)	832,110

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 33

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(378,386)	780,285

Cash and cash equivalents, beginning	1,147,109	597,735

Cash and cash equivalents, ending	$ 768,723	$ 1,378,020

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 34

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (766,760)	$ (249,787)
Adjustments
Amortization	21,971	21,426
Distributions from Operating Partnerships	138	-
Share of Loss from Operating Partnerships	583,753	124,985
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(47,256)	33,733
(Decrease) Increase in accounts payable affiliates	146,580	-
Line of credit	-	-

Net cash (used in) provided by operating activities	(61,574)	(69,643)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(28,988)
Capital contributions paid to Operating Partnerships	(25,476)	(2,666,907)
Advances to Operating Partnerships	-	751,050
Investments	-	2,540,178

Net cash (used in) provided by investing activities	(25,476)	595,333

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 34

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(87,050)	525,690

Cash and cash equivalents, beginning	349,527	672,010

Cash and cash equivalents, ending	$ 262,477	$ 1,197,700

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 35

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (936,467)	$ (340,564)
Adjustments
Amortization	64,629	60,729
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	777,908	234,218
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	(1,719)
Decrease (Increase) in accounts receivable	634,081	321,400
(Decrease) Increase in accounts payable affiliates	31,590	26,808
Line of credit	-	-

Net cash (used in) provided by operating activities	571,741	300,872

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(31,695)
Capital contributions paid to Operating Partnerships	(615,734)	(2,952,057)
Advances to Operating Partnerships	-	(274,342)
Investments	(179,913)	2,740,173

Net cash (used in) provided by investing activities	(795,647)	(517,921)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 35

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	(500)
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	(500)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(223,906)	(217,549)

Cash and cash equivalents, beginning	681,948	701,756

Cash and cash equivalents, ending	$ 458,042	$ 484,207

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 36

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (524,098)	$ (145,101)
Adjustments
Amortization	44,231	42,307
Distributions from Operating Partnerships	1,645	-
Share of Loss from Operating Partnerships	389,552	25,579
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(4,410)	-
Decrease (Increase) in accounts receivable	(14,791)	241,855
(Decrease) Increase in accounts payable affiliates	80,376	24,940
Line of credit	-	-

Net cash (used in) provided by operating activities	(27,495)	189,580

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(4,435)	(66,579)
Capital contributions paid to Operating Partnerships	(184,702)	(2,906,804)
Advances to Operating Partnerships	-	829,067
Investments	-	2,105,011

Net cash (used in) provided by investing activities	(189,137)	(39,305)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 36

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	(5,171)
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	(5,171)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(216,632)	145,104

Cash and cash equivalents, beginning	440,801	328,095

Cash and cash equivalents, ending	$ 224,169	$ 473,199

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 37

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (448,903)	$ 70,244
Adjustments
Amortization	47,320	42,595
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	309,109	-
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(26,521)	-
Decrease (Increase) in accounts receivable	1,524,110	296,768
(Decrease) Increase in accounts payable affiliates	25,097	(9,420)
Line of credit	-	-

Net cash (used in) provided by operating activities	1,430,212	400,187

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(11,421)	(38,464)
Capital contributions paid to Operating Partnerships	(3,518,183)	(4,356,611)
Advances to Operating Partnerships	612,318	(2,403,613)
Investments	576,017	3,501,711

Net cash (used in) provided by investing activities	(2,341,269)	(3,296,977)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 37

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	(9,436)
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	(9,436)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(911,057)	(2,906,226)

Cash and cash equivalents, beginning	1,357,135	5,952,947

Cash and cash equivalents, ending	$ 446,078	$ 3,046,721

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ 2,132,571

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 38

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (184,912)	$ 64,495
Adjustments
Amortization	1,505	-
Distributions from Operating Partnerships	4,474	-
Share of Loss from Operating Partnerships	118,625	-
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(2,733)	(416,169)
Decrease (Increase) in accounts receivable	127,989	(2,198,038)
(Decrease) Increase in accounts payable affiliates	17,490	9,384
Line of credit	-	(976,349)

Net cash (used in) provided by operating activities	82,438	(3,516,677)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	19,779	(382,326)
Capital contributions paid to Operating Partnerships	(1,986,415)	-
Advances to Operating Partnerships	755,920	(10,983,672)
Investments	(1,119,139)	(700,561)

Net cash (used in) provided by investing activities	(2,329,855)	(12,066,559)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 38

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	(36)	(2,742,732)
Capital contributions received	-	20,968,000

Net cash (used in) provided by financing activities	(36)	18,225,268

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,247,453)	2,642,032

Cash and cash equivalents, beginning	3,300,784	1,184,327

Cash and cash equivalents, ending	$ 1,053,331	$ 3,826,359

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 116,325	$ 6,765,120

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 39

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (229,801)	$ (13,863)
Adjustments
Amortization	1,272	-
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	228,500	-
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(28,722)	588,379
Decrease (Increase) in accounts receivable	(234,165)	(2,725,778)
(Decrease) Increase in accounts payable affiliates	1,668	37,691
Line of credit	-	4,306,159

Net cash (used in) provided by operating activities	(261,248)	2,192,588

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(50,204)	(495,955)
Capital contributions paid to Operating Partnerships	(3,302,189)	(5,434,298)
Advances to Operating Partnerships	(83,863)	-
Investments	(1,237,079)	-

Net cash (used in) provided by investing activities	(4,673,335)	(5,930,253)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 39

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	(12,474)	(711,903)
Capital contributions received	-	4,550,000

Net cash (used in) provided by financing activities	(12,474)	3,838,097

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,947,057)	100,432

Cash and cash equivalents, beginning	5,907,337	-

Cash and cash equivalents, ending	$ 930,280	$ 100,432

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 334,686	$ 6,500,884

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 40* 2001
Cash flows from operating activities:

Net income (loss)	$ (87,366)
Adjustments
Amortization	-
Distributions from Operating Partnerships	-
Share of Loss from Operating Partnerships	-
Changes in assets and liabilities
Decrease (Increase) in organization costs	-
(Decrease) Increase in accounts payable and accrued expenses	(87,037)
Decrease (Increase) in accounts receivable	1,604,857
(Decrease) Increase in accounts payable affiliates	29,599
Line of credit	(2,125,548)

Net cash (used in) provided by operating activities	(665,495)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(2,360,039)
Capital contributions paid to Operating Partnerships	(9,499,306)
Advances to Operating Partnerships	(1,989,650)
Investments	(2,942,801)

Net cash (used in) provided by investing activities	(16,791,796)

*Series 40 did not commence operations until after September 30, 2000, therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 40* 2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	(2,884,755)
Capital contributions received	22,890,800

Net cash (used in) provided by financing activities	20,006,045

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,548,754

Cash and cash equivalents, beginning	553,358

Cash and cash equivalents, ending	$ 3,102,112

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 240,569

*Series 40 did not commence operations until after September 30, 2000, therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 41* 2001
Cash flows from operating activities:

Net income (loss)	$ (2,582)
Adjustments
Amortization	-
Distributions from Operating Partnerships	-
Share of Loss from Operating Partnerships	-
Changes in assets and liabilities
Decrease (Increase) in organization costs	-
(Decrease) Increase in accounts payable and accrued expenses	562,648
Decrease (Increase) in accounts receivable	(1,498,616)
(Decrease) Increase in accounts payable affiliates	28,275
Line of credit	2,686,342

Net cash (used in) provided by operating activities	1,776,067

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(510,252)
Capital contributions paid to Operating Partnerships	(3,592,658)
Advances to Operating Partnerships	-
Investments	-

Net cash (used in) provided by investing activities	(4,102,910)

*Series 41 did not commence operations until after September 30, 2000, therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 41* 2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	(627,875)
Capital contributions received	4,028,000

Net cash (used in) provided by financing activities	3,400,125

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,073,282

Cash and cash equivalents, beginning	-

Cash and cash equivalents, ending	$ 1,073,282

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 9,569,307

*Series 41 did not commence operations until after September 30, 2000, therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2001
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

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2001
(Unaudited)

NOTE A - ORGANIZATION (continued)
Series	Closing Date	BACs Sold	Equity Raised
Series 29	June 10, 1997	3,991,800	$39,918,000
Series 30	September 10, 1997	2,651,000	$26,490,750
Series 31	January 18, 1998	4,417,857	$44,057,750
Series 32	June 23, 1998	4,754,198	$47,431,000
Series 33	September 21, 1998	2,636,533	$26,362,000
Series 34	February 11, 1999	3,529,319	$35,273,000
Series 35	June 28, 1999	3,300,463	$33,004,630
Series 36	September 28, 1999	2,106,837	$21,068,375
Series 37	January 28, 2000	2,512,500	$25,125,000
Series 38	July 31, 2000	2,543,100	$25,431,000
Series 39	January 31, 2001	2,292,152	$22,921,000
Series 40	July 31, 2001	2,630,257	$26,629,250
Series 41	N/A	802,800	$ 4,028,000

The Fund is continuing to offer BACs in Series 41.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of September 30, 2001 and for the three and six months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2001
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES (continued)

The amortized cost of securities available for sale as of September 30, 2001 by contractual maturity are as follows:

Amortized Cost

Due in one year or less	$ 8,075,334
Due after one year	3,908,798
Total	$11,984,132

The fair market value of the securities is $12,068,076. The difference being an unrealized gain on securities available for sale of $83,944, as of September 30, 2001.

Amortization

The Fund began amortizing unallocated and deferred acquisition costs over 330 months as of June 1999. Each Series begins amortizing costs once they have completed investing in operating partnerships. Accumulated amortization of acquisition costs by Series as of September 30, 2001 and 2000 is as follows:
	2001	2000
Series 20	$ 8,931	$ 5,358
Series 21	4,885	2,931
Series 22	15,350	9,210
Series 23	18,500	9,369
Series 24	25,511	15,307
Series 25	25,620	15,372
Series 26	43,982	26,043
Series 27	37,367	22,420
Series 28	8,251	4,951
Series 29	8,133	4,830
Series 30	52,966	31,740
Series 32	74,811	44,713
Series 33	67,284	40,051
Series 34	106,603	63,279
Series 35	303,446	180,626
Series 36	203,921	120,129
Series 37	131,715	42,596

	$1,137,276	$638,925

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2001
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Services, Inc., and Boston Capital Asset Management L.P. as follows:

For the quarter ended September 30, 2001, Boston Capital Services, Inc. received $201,522 and $75,510, respectively, for Series 40 and Series 41 as Dealer-Manager fees for marketing advice and investment banking services performed at the time of the Fund's offering of BACs. Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36 and Series 37, Series 38 and Series 39 completed payment of all Dealer-Manager fees prior to the quarter ended September 30, 2001.

Boston Capital Holdings L.P. is entitled to asset acquisition fees for selecting, evaluating, structuring, negotiating, and closing the Fund's acquisition of interest in the Operating Partnerships. During the quarter ended September 30, 2001, Series 40 and Series 41 paid $778,472 and $342,380, respectively, for acquisition fees to Boston Capital Holdings Limited Partnership. Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38 and Series 39 completed payment of all acquisition fees prior to the quarter ended September 30, 2001.

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued or paid to Boston Capital Asset Management L.P.

The fund management fees accrued for the quarters ended September 30, 2001 and 2000 are as follows:
	2001	2000
Series 20	94,812	$94,811
Series 21	56,460	56,460
Series 22	63,648	63,648
Series 23	60,066	60,066
Series 24	58,338	58,338
Series 25	68,170	68,170
Series 26	109,395	109,395
Series 27	78,801	78,801
Series 29	84,495	-
Series 32	83,187	82,875
Series 33	43,443	42,333
Series 34	73,290	-
Series 35	15,794	54,660
Series 36	40,188	13,852
Series 38	8,745	13,124
Series 39	834	-
Series 40	27,203	-
	$966,869	$796,533

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2001
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the quarters ended September 30, 2001 and 2000 are as follows:
	2001	2000
Series 28	$ 83,529	$ 83,502
Series 29	28,165	84,495
Series 30	55,179	55,179
Series 31	99,360	98,676
Series 32	-	-
Series 33	-	-
Series 34	-	73,155
Series 35	41,256	41,253
Series 36	-	26,337
Series 37	31,407	31,407
Series 38	31,788	10,596
Series 39	28,650	-
Series 40	10,946	-
	$ 410,280	$ 504,600

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2001 and 2000 the Fund has limited partnership interests in 397 and 368 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at September 30, 2001 and 2000 is as follows:
	2001	2000
Series 20	24	24
Series 21	14	14
Series 22	29	29
Series 23	22	22
Series 24	24	24
Series 25	22	22
Series 26	45	45
Series 27	16	16
Series 28	26	26
Series 29	22	22
Series 30	20	20
Series 31	27	27
Series 32	16	16
Series 33	10	10
Series 34	14	14

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)
	2001	2000
Series 35	11	10
Series 36	11	11
Series 37	7	5
Series 38	10	8
Series 39	9	3
Series 40	12	-
Series 41	6	-
	397	368

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at September 30, 2001 and 2000 are as follows:
	2001	2000
Series 20	$ 388,026	$ 388,026
Series 21	689,358	683,688
Series 22	487,655	538,770
Series 23	458,632	458,631
Series 24	1,214,204	1,214,204
Series 25	2,073,892	2,384,755
Series 26	2,197,433	2,527,938
Series 27	203,270	514,918
Series 28	148,783	2,463,113
Series 29	304,770	1,410,987
Series 30	881,506	2,249,961
Series 31	1,030,019	1,633,203
Series 32	1,050,342	3,495,858
Series 33	751,366	2,932,896
Series 34	1,016,412	3,293,777
Series 35	1,784,146	2,595,358
Series 36	1,329,341	2,600,709
Series 37	2,320,748	5,941,684
Series 38	2,552,174	7,368,505
Series 39	4,838,964	6,500,884
Series 40	5,088,636	-
Series 41	9,569,307	-
	$40,378,984	$51,197,865

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2001
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

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 20

	2001	2000

Revenues
Rental	$ 4,588,131	$ 4,328,267
Interest and other	241,094	238,506
	4,829,225	4,566,773

Expenses
Interest	1,563,779	1,509,732
Depreciation and amortization	1,485,021	1,477,846
Operating expenses	2,714,247	2,519,126
	5,763,047	5,506,704

NET LOSS	$ (933,822)	$ (939,931)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (886,927)	$ (915,917)

Net loss allocated to other partners	$ (9,338)	$ (9,399)

Net loss suspended	$ (37,557)	$ (14,615)

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
September 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 21

	2001	2000

Revenues
Rental	$ 2,512,551	$ 2,490,223
Interest and other	59,334	60,444
	2,571,885	2,550,667

Expenses
Interest	973,662	938,616
Depreciation and amortization	557,402	592,248
Operating expenses	1,586,577	1,511,465
	3,117,641	3,042,329

NET LOSS	$ (545,756)	$ (491,662)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (540,298)	$ (486,745)

Net loss allocated to other Partners	$ (5,458)	$ (4,917)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 22
	2001	2000

Revenues
Rental	$ 2,474,963	$ 2,384,013
Interest and other	131,574	121,065
	2,606,537	2,505,078

Expenses
Interest	676,003	670,911
Depreciation and amortization	962,424	916,440
Operating expenses	1,603,145	1,590,514
	3,241,572	3,177,865

NET LOSS	$ (635,035)	$ (672,787)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (628,685)	$ (666,060)

Net loss allocated to other Partners	$ (6,350)	$ (6,727)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 23

	2001	2000

Revenues
Rental	$ 2,880,147	$ 2,722,948
Interest and other	122,828	126,555
	3,002,975	2,849,503

Expenses
Interest	879,931	880,494
Depreciation and amortization	957,898	929,560
Operating expenses	1,673,336	1,633,082
	3,511,165	3,443,136

NET LOSS	$ (508,190)	$ (593,633)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (503,108)	$ (587,697)

Net loss allocated to other Partners	$ (5,082)	$ (5,936)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 24
	2001	2000

Revenues
Rental	$ 2,443,550	$ 2,597,125
Interest and other	75,403	63,010
	2,518,953	2,660,135

Expenses
Interest	811,025	904,759
Depreciation and amortization	878,787	941,994
Operating expenses	1,457,104	1,523,695
	3,146,916	3,370,448

NET LOSS	$ (627,963)	$ (710,313)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (621,683)	$ (703,210)

Net loss allocated to other Partners	$ (6,280)	$ (7,103)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 25
	2001	2000

Revenues
Rental	$ 3,689,276	$ 3,631,993
Interest and other	78,286	99,903
	3,767,562	3,731,896

Expenses
Interest	1,181,322	1,124,804
Depreciation and amortization	1,063,451	1,046,345
Operating expenses	2,267,904	2,359,114
	4,512,677	4,530,263

NET LOSS	$ (745,115)	$ (798,367)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (564,806)	$ (715,369)

Net loss allocated to other Partners	$ (7,451)	$ (7,984)

Net loss suspended	$ (172,858)	$ (75,014)

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
September 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 26
	2001	2000

Revenues
Rental	$ 4,373,330	$ 4,331,411
Interest and other	263,443	175,450
	4,636,773	4,506,861

Expenses
Interest	1,460,427	1,050,955
Depreciation and amortization	1,444,569	1,430,418
Operating expenses	2,757,819	2,560,901
	5,662,815	5,042,274

NET LOSS0	$(1,026,042)	$ (535,413)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (953,910)	$ (530,058)

Net loss allocated to other Partners	$ (10,260)	$ (5,355)

Net loss suspended	$ (61,872)	$ -

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
September 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 27
	2001	2000

Revenues
Rental	$ 3,313,264	$ 4,067,240
Interest and other	66,703	127,990
	3,379,967	4,195,230

Expenses
Interest	1,476,698	1,574,413
Depreciation and amortization	766,630	1,177,082
Operating expenses	1,582,432	1,898,359
	3,825,760	4,649,854

NET LOSS	$ (445,793)	$ (454,624)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (413,204)	$ (450,079)

Net loss allocated to other Partners	$ (4,458)	$ (4,545)

Net loss suspended	$ (28,813)	$ -

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
September 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 28
	2001	2000

Revenues
Rental	$ 2,820,569	$ 2,790,619
Interest and other	78,999	80,868
	2,899,568	2,871,487

Expenses
Interest	841,149	819,054
Depreciation and amortization	1,026,787	1,100,088
Operating expenses	1,777,578	1,629,364
	3,645,514	3,548,506

NET LOSS	$ (745,946)	$ (677,019)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (738,486)	$ (670,249)

Net loss allocated to other Partners	$ (7,460)	$ (6,770)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 29
	2001	2000

Revenues
Rental	$ 3,243,058	$ 3,247,636
Interest and other	141,204	163,583
	3,384,262	3,411,219

Expenses
Interest	1,005,721	1,021,279
Depreciation and amortization	1,231,414	1,115,038
Operating expenses	1,966,719	1,894,848
	4,203,854	4,031,165

NET LOSS	$ (819,593)	$ (619,946)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (811,396)	$ (613,746)

Net loss allocated to other Partners	$ (8,197)	$ (6,200)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 30
	2001	2000

Revenues
Rental	$ 2,318,464	$ 1,952,042
Interest and other	89,191	58,224
	2,407,655	2,010,266

Expenses
Interest	685,026	588,033
Depreciation and amortization	779,600	592,021
Operating expenses	1,590,112	1,193,052
	3,054,738	2,373,106

NET LOSS	$ (647,083)	$ (362,840)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (640,613)	$ (359,212)

Net loss allocated to other Partners	$ (6,470)	$ (3,628)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 31
	2001	2000

Revenues
Rental	$ 4,630,319	$ 4,372,741
Interest and other	250,481	157,988
	4,880,800	4,530,729

Expenses
Interest	1,286,712	1,355,819
Depreciation and amortization	1,836,047	1,449,992
Operating expenses	2,851,448	2,526,033
	5,974,207	5,331,844

NET LOSS	$(1,093,407)	$ (801,115)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(1,082,473)	$ (793,104)

Net loss allocated to other Partners	$ (10,934)	$ (8,011)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 32
	2001	2000

Revenues
Rental	$ 2,600,176	$ 1,984,635
Interest and other	182,189	111,430
	2,782,365	2,096,065

Expenses
Interest	757,876	690,779
Depreciation and amortization	923,151	642,485
Operating expenses	1,587,223	1,148,719
	3,268,250	2,481,983

NET LOSS	$ (485,885)	$ (385,918)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (439,073)	$ (382,059)

Net loss allocated to other Partners	$ (4,859)	$ (3,859)

Net loss suspended	$ (41,953)	$ -

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 33
	2001	2000

Revenues
Rental	$ 1,496,811	$ 1,013,424
Interest and other	90,006	28,976
	1,586,817	1,042,400

Expenses
Interest	511,982	400,084
Depreciation and amortization	417,811	229,125
Operating expenses	880,486	558,496
	1,810,279	1,187,705

NET LOSS	$ (223,462)	$ (145,305)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (221,227)	$ (143,852)

Net loss allocated to other Partners	$ (2,235)	$ (1,453)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 34
	2001	2000

Revenues
Rental	$ 2,731,042	$ 1,921,102
Interest and other	181,250	75,095
	2,912,292	1,996,197

Expenses
Interest	999,496	663,197
Depreciation and amortization	1,080,809	438,615
Operating expenses	1,421,637	1,020,633
	3,501,942	2,122,445

NET LOSS	$ (589,650)	$ (126,248)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (583,753)	$ (124,985)

Net loss allocated to other Partners	$ (5,897)	$ (1,263)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,

Series 35
	2001	2000

Revenues
Rental	$ 1,551,721	$ 315,403
Interest and other	70,358	97,315
	1,622,079	412,718

Expenses
Interest	736,315	192,508
Depreciation and amortization	659,525	132,586
Operating expenses	1,012,005	324,208
	2,407,845	649,302

NET LOSS	$ (785,766)	$ (236,584)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (777,908)	$ (234,218)

Net loss allocated to other Partners	$ (7,858)	$ (2,366)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 36
	2001	2000

Revenues
Rental	$ 1,319,699	$ 1,027,722
Interest and other	76,458	55,647
	1,396,157	1,083,369

Expenses
Interest	533,840	402,480
Depreciation and amortization	543,241	160,183
Operating expenses	712,563	546,544
	1,789,644	1,109,207

NET LOSS	$ (393,487)	$ (25,838)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (389,552)	$ (25,579)

Net loss allocated to other Partners	$ (3,935)	$ (259)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)
	Series 37* 2001	Series 38* 2001

Revenues
Rental	$ 1,073,512	$ 463,007
Interest and other	46,055	2,691
	1,119,567	465,698

Expenses
Interest	269,788	149,524
Depreciation and amortization	445,436	171,073
Operating expenses	716,574	264,925
	1,431,798	585,522

NET LOSS	$ (312,231)	$ (119,824)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (309,109)	$ 118,626

Net loss allocated to other Partners	$ (3,122)	$ 1,198

*The Operating Partnerships in Series 37 and 38 did not commence operations until after June 30, 2000 therefore, they do not have comparative information to report.

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2000
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 39* 2001

Revenues
Rental	$ 96,454
Interest and other	298
96,752

Expenses
Interest	130,154
Depreciation and amortization	115,200
Operating expenses	82,207
327,561

NET LOSS	$ (230,809)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (228,500)

Net loss allocated to other Partners	$ (2,309)

*The Operating Partnerships in Series 39 did not commence operations until after June 30, 2000 therefore, they do not have comparative information to report.

**The Operating Partnerships in Series 40 and Series 41 did not commence operations until after June 30, 2001, therefore, they do not have current or comparative information to report.

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2001
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS-CONTINUED

When comparing the results of operations from the Operating Partnerships for the six months ended September 30, 2001 and 2000 numerous variances, some material in nature, exist. The variances are the result of a number of factors including an increase in the number of Operating Partnerships owned, an increase in the number which have completed construction, and an increase in the number which have completed the lease-up phase.

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

The Fund has entered into a line of credit financing agreement with Fleet National Bank whereby the Fund can borrow up to $5 million for up to 90 days to meet short-term cash needs required for the investment in certain Operating Partnerships. Under the terms of the agreement, the Fund pledges their interest in a particular Operating Partnership in order to draw funds from the line. The repayment of any draws is anticipated to be made once the Fund has received sufficient Investor proceeds. Repayments on the line are tied to specific Operating Partnerships, which are then released as collateral by the bank. As of September 30, 2001 $2,686,342 had been drawn from the line of credit.

The Fund is currently accruing the fund management fee for Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 29, Series 32, Series 33, Series 34 and Series 36. The fund is also accruing a portion of the fund management fee for Series 35, Series 37, Series 38, Series 39 and Series 40. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Fund receives sales or refinancing proceeds from the Operating Partnerships, which will be used to satisfy such liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund. The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations.

Capital Resources

The Fund offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250 and $4,028,000 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,257 and 402,800 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40 and Series 41, respectively as of September 30, 2001.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $28,614,472.

During the quarter ended September 30, 2001, Series 20 did not record any releases of capital contributions. Series 20 has outstanding contributions payable in the amount of $388,026 as of September 30, 2001. Of the amount outstanding, $222,120 has been advanced to the Operating Partnerships. The advances will be converted to capital and the remaining contributions of $165,906 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 21

The Fund commenced offering BACs in Series 21 on July 1, 1994. Offers and sales of BACs in Series 21 were completed on December 31, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,730.

During the quarter ended September 30, 2001, Series 21 did not record any releases of capital contributions. Series 21 has outstanding contributions payable in the amount of $689,358 as of September 30, 2001. Of the amount outstanding, $641,540 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $47,818 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 22

The Fund commenced offering BACs in Series 22 on October 10, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748.

During the quarter ended September 30, 2001, Series 22 did not record any releases of capital contributions. Series 22 has outstanding contributions payable in the amount of $487,655 as of September 30, 2001. Of the amount outstanding, $450,981 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $36,674 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on September 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278.

During the quarter ended September 30, 2001, Series 23 did not record any releases of capital contributions. Series 23 has outstanding contributions payable of $458,632 as of September 30, 2001, all of which has previously been advanced or loaned to the Operating Partnerships. The advances and loans will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,980,237.

During the quarter ended September 30, 2001, Series 24 did not record any releases of capital contributions. Series 24 has outstanding contributions payable in the amount of $1,214,204 as of September 30, 2001. Of the amount outstanding, $1,099,467 has been advanced or loaned to the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $114,737 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 25

The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,461,222.

During the quarter ended September 30, 2001, Series 25 recorded capital contribution releases of $10,000. Series 25 has outstanding contributions payable in the amount of $2,073,892 as of September 30, 2001. Of the amount outstanding, $1,671,965 has been advanced or loaned to some of the Operating Partnerships. In addition, $20,000 has been funded into and escrow account on behalf of one of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $401,927, will be released from the escrow account and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 25, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,390,862.

During the quarter ended September 30, 2001, Series 26 did not record any releases of capital contributions. Series 26 has outstanding contributions payable in the amount of $2,197,433 as of September 30, 2001. Of the amount outstanding, $2,072,146 has been advanced or loaned to some of the Operating Partnerships. In addition, $30,031 has been funded into escrow accounts on behalf of other Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $125,287, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their Partnership agreements.

Series 27

The Fund commenced offering BACs in Series 27 on June 24, 1996. Offers and sales of BACs in Series 27 were completed on September 17, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,901,046.

During the quarter ended September 30, 2001, Series 27 did not record any capital contribution releases. Series 27 has outstanding contributions payable in the amount of $203,270 as of September 30, 2001. Of the amount outstanding, $6,500 has been advanced to the Operating Partnerships. The advances will be converted to capital and the remaining contributions of $196,770 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 28

The Fund commenced offering BACs in Series 28 on September 30,1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,261,233.

During the quarter ended September 30, 2001, Series 28 recorded capital contribution releases of $5,000. Series 28 has outstanding contributions payable in the amount of $148,783 as of September 30, 2001. The remaining contributions will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877.

During the quarter ended September 30, 2001, Series 29 recorded capital contribution releases of $15,000. Series 29 has outstanding contributions payable in the amount of $304,770 as of September 30, 2001. Of the amount outstanding, $20,935 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $283,835 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 30

The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,492,770.

During the quarter ended September 30, 2001, Series 30 recorded capital contribution releases of $10,702. Series 30 has outstanding contributions payable in the amount of $881,506 as of September 30, 2001. Of the amount outstanding, $341,750 has been advanced or loaned to the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $539,756, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100.

During the quarter ended September 30, 2001, Series 31 recorded capital contribution releases of $327,137. Series 31 has outstanding contributions payable in the amount of $1,030,019 as of September 30, 2001. Of the amount outstanding, $655,675 has been loaned to some of the Operating Partnerships. In addition, $25,000 has been funded into an escrow account on behalf of one of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $374,344, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

During the quarter ended September 30, 2001, Series 32 recorded capital contribution releases of $127,969. Series 32 has outstanding contributions payable in the amount of $1,050,342 as of September 30, 2001. Of the amount outstanding, $407,898 has been loaned or advanced the Operating Partnerships. In addition, $125,000 has been funded into escrow accounts on behalf of other Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $642,444, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,614,594.

During the quarter ended September 30, 2001, Series 33 did not record any capital contribution releases. Series 33 has outstanding contributions payable in the amount of $751,366 as of September 30, 2001. Of the amount outstanding, $113,575 has been loaned to the Operating Partnerships. In addition, $125,000 has been funded into an escrow account on behalf of other Operating Partnerships. The loans will be converted to capital and the remaining contributions of $637,791, will be released from the escrow account and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 34

The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $25,754,977.

During the quarter ended September 30, 2001, Series 34 recorded capital contribution releases of $8,491. Series 34 has outstanding contributions payable the Operating Partnerships in the amount of $1,016,412 as of September 30, 2001. Of the amount outstanding, $658,250 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $358,162, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 25, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,147,034.

During the quarter ended September 30, 2001, Series 35 recorded capital contribution releases of $319,152. Series 35 has outstanding contributions payable in the amount of $1,784,146 as of September 30, 2001. Of the amount outstanding, $817,708 has been loaned to some of the Operating Partnerships. In addition, $10,855 has been funded into escrow accounts on behalf of other Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $966,438, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,273,148.

During the quarter ended September 30, 2001, Series 36 recorded capital contribution releases of $2,225. Series 36 has outstanding contributions payable in the amount of $1,329,341 as of September 30, 2001. Of the amount outstanding, $1,120,966 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $208,375, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,719,332.

During the quarter ended September 30, 2001, Series 37 recorded capital contribution releases of $1,543,975. Series 37 has outstanding contributions payable in the amount of $2,320,748 as of September 30, 2001. Of the amount outstanding, $1,814,212 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $506,536, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

During the quarter ended September 30, 2001, Series 38 recorded capital contribution releases of $472,084. Series 38 has outstanding contributions payable in the amount of $2,552,174 as of September 30, 2001. The remaining contributions will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 39

The fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,130,124 as of September 30, 2001. In addition the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended September 30, 2001, Series 39 recorded capital contribution releases of $1,787,858. Series 39 has outstanding contributions payable in the amount of $4,511,190 as of September 30, 2001. Of the amount outstanding, $546,598 has been advanced or loaned to the Operating Partnerships and $263,473 has been funded into an escrow account on behalf of other Operating Partnerships. The advances will be converted to capital and the remaining contributions of $3,964,592 will be released from the escrow accounts and available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 12 Operating Partnerships in the amount of $15,869,884 as of September 30, 2001. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended September 30, 2001, Series 40 recorded capital contribution releases of $5,929,582. Series 40 has outstanding contributions payable in the amount of $5,088,636 as of September 30, 2001. Of the amount outstanding, $2,255,452 has been loaned or advanced to some of the Operating Partnerships and $16,803 has been funded into an escrow account on behalf of other Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $2,833,184 will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 41

The Fund commenced offering BACs in Series 41 on February 1, 2001 and is still offering BACs as of the date of this filing. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 6 Operating Partnerships in the amount of $13,161,964 as of September 30, 2001.

During the quarter ended September 30, 2001, Series 41 recorded capital contribution releases of $3,592,658. Of the total releases, $2,686,342 was funded off of a line of credit. Series 41 has outstanding contributions payable in the amount of $9,569,307 as of September 30, 2001. The remaining contributions will be released from the available net offering proceeds and future offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Line of Credit

The Fund has entered into a line of credit financing agreement with Fleet National Bank whereby the Fund can borrow up to $5 million for up to 90 days to meet short-term cash needs required for the investment in certain Operating Partnerships. Under the terms of the agreement, the Fund pledges their interest in a particular Operating Partnership in order to draw funds from the line. The repayment of any draws is anticipated to be made once the Fund has received sufficient Investor proceeds. Repayments on the line are tied to specific Operating Partnerships, which are then released as collateral by the bank. As of September 30, 2001 $2,686,342 had been drawn from the line of credit.

Results of Operations

As of September 30, 2001 and 2000 the Fund held limited partnership interests in 397 and 368 Operating Partnerships, respectively. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Fund's results of operations for future periods will vary significantly from those for the period ended September 30, 2001 as Series 32, Series 35, Series 37, Series 38, Series 39 and Series 40 continue to use the funds raised to invest in partnership interests of additional Operating Partnerships, and the Fund continues to offer BACs in Series 41.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred for the quarter ended September 30, 2001 for Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39 and Series 40 were $91,408, $55,460, $61,548, $60,066, $58,338, $66,769, $103,219, $73,451, $83,021, $84,495, $54,579, $94,359, $78,588, $33,443, $68,290, $52,651, $39,313, $43,956, $40,533, $29,484 and $38,149, respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

Series 20

As of September 30, 2001 and 2000 the average Qualified Occupancy for the series was 100%. The series had a total of 24 properties at September 30, 2001, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 20 reflects a net loss from Operating Partnerships of $933,822. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $551,199. This is an interim period estimate; it is not indicative of the final year end results.

The Operating General Partner, Investment Limited Partner and the management company are working diligently to maintain a strong occupancy at Breeze Cove Limited Partnership (Breeze Cove Apartments). Average occupancy for the first nine months of 2001 remained stable at 90%. The management company is marketing the property aggressively, using methods including newspaper advertising and oversized property signage visible from the interstate highway. The Operating General Partner continues to encourage the management company to reduce operating expenses to improve operations and cash flow. This will be beneficial to the refinancing of the property in order to reduce the debt service, which is also an issue. The 2001 operating budget projects operating expenses to decline by approximately 10% as a result of decreased unit turnover. During the first nine months of 2001, operating expenses decreased 11% and cash flow increased by 10% versus the same period in 2000. The management company is being more selective with tenant applications, which should help to stabilize operations. The Operating General Partner and Investment Limited Partner have continued to fund operating deficits as needed, and the mortgage, property taxes, insurance and accounts payable are all current.

Effective November 28, 2000, East Douglas Apartments Limited Partnership (East Douglas Apartments) retained Van Rooy Properties for property management. The Operating General Partner replaced the prior management company due to poor managerial performance and untimely reporting. Several occupancy and financial issues have been addressed since the management agent transfer. The average occupancy through October 2001 was 96%. The accounts payable balance as of 9/30/01 was approximately $41,000. The Operating Partnership expects to reduce the payables balance to approximately $9,000 from a reimbursement of the 2001 tax payments expected early in the fourth quarter of 2001. Also, the Operating General Partner is currently negotiating a transfer of interest to the current management company. The current management company will not enter into the partnership until the partnership has received approval from HUD to increase rents and the company can sustain breakeven operations. There was a Form 8823, Low Income Housing Credit Agencies Report of Non-compliance, filed against the property in 1999. The management agent has successfully worked with Illinois Housing Development Authority to withdraw the Form 8823.

Series 21

As of the September 30, 2001 and 2000 the average Qualified Occupancy for the series was 100% and 99.6%, respectively. The series had a total of 14 properties at September 30, 2001. All of which were at 100% Qualified Occupancy.

For the six months being reported Series 21 reflects a net loss from Operating Partnerships of $545,756. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss from operations of $11,646. This is an interim period estimate; it is not indicative of the final year end results.

Atlantic City Housing Urban Renewal Associates L.P. continued to operate below breakeven for the third quarter of 2001. The property's operations were impacted by high security and maintenance costs and an increase in insurance premiums. Additionally the Section 8 Rental Assistance Contract has increased only slightly over the past few years. The Investment General Partner is monitoring the situation closely through quarterly inspections. However, Atlantic City Housing Urban Renewal Associates LP will continue to show deficits with respect to operational issues for the foreseeable future. As a result the Operating Partnership filed for protection under Chapter 11 of the Bankruptcy Code in June of 2001. The Operating General Partner had until September 2001 to present a work out plan to the court that will reduce the debt service and allow the property to become economically viable. An extension has been granted through December 31, 2001. In addition, a capital needs assessment has been performed in an attempt to identify the scope of deferred maintenance that needs to be completed. The US Trustee has approved the payment of the capital needs assessment. The bankruptcy court has authorized a cash collateral account to ensure the payment of the property operating expenses. Occupancy for the third quarter of 2001 decreased to 88%. HUD has not approved nor will approve any further rental of the vacant units until some minor safety code violations are addressed. The Operating General Partner is diligently working toward resolving these violations.

Series 22

As of September 30, 2001 and 2000 the average Qualified Occupancy for the series was 100%. The series had a total of 29 properties at September 30, 2000, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 22 reflects a net loss from Operating Partnerships of $635,035. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $327,389. This is an interim period estimate; it is not indicative of the final year end results.

Series 23

As of September 30, 2001 and 2000 the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at September 30, 2001, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 23 reflects a net loss from Operating Partnerships of $508,190. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $449,708. This is an interim period estimate; it is not indicative of the final year end results.

Series 24

As of September 30, 2001 and 2000 the average Qualified Occupancy for the series was 99.9%. The series had a total of 24 properties at September 30, 2001. Out of the total 23 were at 100% Qualified Occupancy.

For the six months being reported Series 24 reflects a net loss from Operating Partnerships of $627,963. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $250,824. This is an interim period estimate; it is not indicative of the final year end results.

Elm Street Associates Limited Partnership (Elm Street Apartments) is located in Yonkers, New York. The neighborhood has been a difficult one in which to operate and poor tenancy has resulted in operating deficits. Management issues, including poor rent collections and deferred maintenance, continue to effect the partnership. Evergreen took over management of the property in October 1999, but they were not successful in sustaining improved operations. Evergreen was replaced by Apartment and Investment Management Company (AIMCO) on January 1, 2001. The eviction process includes an effort to re-rent the newly vacant units, and at month-end September physical occupancy was 91% and there were three applications with deposits in hand. The 91% physical occupancy translates into 32 of the 35 units occupied, compared to 31 at month-end August. Economic occupancy for the month dropped from 94% in August to 87% in September. The general partner has reported for several months that $20,500 in back rent being held by the Yonkers Housing Authority is soon to be released to the property. The Housing Authority has been withholding rents due to the past physical condition of certain units. The units have been restored to good condition and negotiations with the Housing Authority to secure the back rents are being handled by a consultant to the general partner. The consultant has contacted the director of the Housing Authority in order to gain more information on this issue, but no information has been forthcoming as of this date. The general partner forwarded to Boston Capital and the consultant an offer from a potential non-profit replacement general partner, Greyston Foundation, and another tax credit syndicator, Enterprise, to replace the general partner and "buy out" Boston Capital's interest in the property. The economic aspects of the offer were sub-par. The general partner, Boston Capital and the consultant are now seeking alternatives to Greyston among potential non-profit replacement general partners.

Los Lunas Apartments Limited (Hillridge Apartments) continues to suffer from low rents in the market, and excessive mortgage debt. As a result, the property has been operating below break-even. Due to negative cash flow, debt service payments fell behind and the New Mexico Mortgage Finance Authority (NMFA) issued a notice of default to the Operating General Partner. The Investment General Partner removed the Operating General Partner, as he was unable to effectively deal with the mortgage default. The mortgage lender placed the property in receivership in 2000 at which time Monarch Properties was appointed as the new managing agent without our consent. Though the Investment General Partner continued to work with Monarch Properties to stabilize operations and with the lender to restructure the debt, in December 1, 2000 the New Mexico Mortgage Finance Authority accelerated the mortgage for reason of non-payment. As a result of the mortgage acceleration the New Mexico Mortgage Finance Authority filed form 8823 with the Internal Revenue Service indicating certain instances of non-compliance with the IRS Section 42 code and regulations. All debt restructure proposals made by the Investment General Partner to date have been rejected by NMFA/HUD. The Investment General Partner will continue to negotiate with MNFA/HUD to achieve an acceptable debt restructure agreement. One of the plans currently being discussed is to purchase the first mortgage from NMFA/HUD for the appraised value of the property. However, if these proposals continue to prove unacceptable to the lenders, the property will face foreclosure. In the event of foreclosure a portion of the credits previously taken will be recaptured by the Internal Revenue Service with interest and penalties.

North Hampton Place, Limited Partnership, located in Columbia, Missouri, operated significantly below breakeven during 2000 and has continued to operate below breakeven for the first nine months of 2001. The main reason for its continuing cash expenditure is low occupancy, which currently averages 76% for 2001, and large debt service payments. The property has suffered from its location in rural Missouri, lying on the outskirts of Columbia and off of any public transportation routes. In addition, the property lies outside of the Columbia school district, further deterring possible tenants from moving to the property. Current management is marketing the property to possible tenants through newspapers, churches and civic groups. Management believes the occupancy issue will continue to be a problem until the city expands outwardly and eventually incorporates the property into its city limits. The property's debt payments currently amount to 55% of gross potential revenue because the loan was written with a 20 year amortization. The management company is currently working to refinance the mortgage and expects to complete it by June 2002, when the mortgage matures. The property's mortgage, taxes and insurance are all current for 2001.

Series 25

As of September 30, 2001 and 2000 the average Qualified Occupancy for the series was 99.9% and 99.8%, respectively. The series had a total of 22 properties at September 30, 2001. Out of the total 21 were at 100% Qualified Occupancy.

For the six months being reported Series 25 reflects a net loss from Operating Partnerships of $745,115. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $318,336. This is an interim period estimate; it is not indicative of the final year end results.

Sutton Place Apartments, L.P. owns and operates a 360 - unit complex in Indianapolis, Indiana. The property operated with an average occupancy of 93% for the first nine months of 2001. However, the property suffers from high maintenance expenses as a result of tenant abuse and high unit turnover. The area has experienced an increase in crime, which has contributed to the unit turnover. The Operating General Partner continues to fund operating deficits and the Investment Limited Partner continues to monitor this property.

On October 5, 2001, a triple murder occurred within a unit. Management is assessing the impact from the incident and how it will affect the economic viability of the community. The partnership recently received a grant to be used for crime prevention and other on-site programs. The General Partner will be meeting with the local police and the city commissioner to determine if there is anything additional the property can do to improve security. At this time the property hires uniformed and off duty police officers as security.

Series 26

As of September 30, 2001 and 2000 the average Qualified Occupancy for the series was 100%. The series had a total of 45 properties at September 30, 2001, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 26 reflects a net loss from Operating Partnerships of $1,026,042. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $418,527. This is an interim period estimate; it is not indicative of the final year end results.

On October 18, 2000, A.V.A. Limited Partnership (Hanover Apartments), a property consisting of five buildings and forty units, sustained major fire damage. Due to the fire damage, one building containing eight units is currently uninhabitable. The property is insured for both repair costs and loss of rental income, and claims to repair the property and collect insurance proceeds for the lost income were submitted to the insurance company. Repair and replacement costs have been reimbursed to the property, and the lost rental income is being paid by the insurance company on a monthly basis. The repairs have been completed. The units have been leased with all residences expected to take occupancy by mid-November, 2001.

Series 27

As of September 30, 2001 and 2000 the average Qualified Occupancy for the series was 100% and 99.9%, respectively. The series had a total of 16 properties at September 30, 2001, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 27 reflects a net loss from Operating Partnerships of $445,793. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $320,837. This is an interim period estimate; it is not indicative of the final year end results.

Centrum-Fairfax II Limited Partnership's (Forest Glen at Sulley Station Phase II) operations remained stable in the third quarter of 2001. The average physical occupancy was 94% in the third quarter of 2001. Centrum Management LLC, an affiliate of the Operating General Partner, and the management agent, continues to use various marketing and sales initiatives which has stabilized the physical occupancy. The Operating General Partners continue to fund operating deficits as required by the Amended and Restated Certificate and Agreement of Limited Partnership. The mortgage and real estate tax payments are current.

Holly Heights Limited Partnership (Holly Heights Apartments) continues to incur operating deficits due to rental concessions. In May of 2001 rental concessions were discontinued. The property operated with an average occupancy of 96% for the nine months ended September 30, 2001, up from 2000's occupancy of 84%. Although occupancy has increased, the property continues to incur operating deficits due to high operating expenses, which management is working to reduce. Breakeven operations are anticipated by December 2001.

Series 28

As of September 30, 2001 and 2000 the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at September 30, 2001, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 28 reflects a net loss from Operating Partnerships of $745,946. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $280,841. This is an interim period estimate; it is not indicative of the final year end results.

Series 29

As of September 30, 2001 and 2000 the average Qualified Occupancy for the Series was 100% and 99.9%, respectively. The series had a total of 22 properties at September 30, 2001 all of which were 100% Qualified Occupancy.

For the six months being reported Series 29 reflects a net loss from Operating Partnerships of $819,593. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $411,821. This is an interim period estimate; it is not indicative of the final year end results.

Series 30

As of September 30, 2001 and 2000 the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at September 30, 2001 all of which were at 100% Qualified Occupancy.

For the six months being reported Series 30 reflects a net loss from Operating Partnerships of $647,083. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $132,517. This is an interim period estimate; it is not indicative of the final year end results.

Series 31

As of September 30, 2001 and 2000 the average Qualified Occupancy for the series was 100%. The series had a total of 27 properties at September 30, 2001 all of which were at 100% Qualified Occupancy.

For the six months being reported Series 31 reflects a net loss from Operating Partnerships of $1,093,407. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $742,640. This is an interim period estimate; it is not indicative of the final year end results.

Series 32

As of September 30, 2001 and 2000, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at September 30, 2001. Out of the total 15 were at 100% Qualified Occupancy and one was still under construction.

For the six months being reported Series 32 reflects a net loss from Operating Partnerships of $485,885. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $437,266. This is an interim period estimate; it is not indicative of the final year end results.

FFLM Associates is an Operating Partnership which purchased the Investment Limited Partner interest in Carriage Pointe Investors, LP, Sayerville Housing Investors LP, and Woodhaven at SouthBrunswick LP in 1998. Carriage Pointe investors, LP suffers from negative cash flow and under-funded replacement reserves and tax liability account. The Investment General Partner will continue to address these issues with the Operating General Partners.

Martinsville I, Ltd. is a 13-unit property located in Shelbyville, Kentucky. The property operated above breakeven for the third quarter of 2001 with an average occupancy of 90%. The Operating General Partner has refused to settle outstanding costs related to construction cost overruns. In addition a lawsuit has been filed against the Operating General Partner, the construction company and the Partnership by unpaid construction vendors. Both the Operating General Partner and the Investment Limited Partner have engaged legal counsel to resolve these issues.

Series 33

As of September 30, 2001 and 2000 the average Qualified Occupancy for the series was 97.5% and 99.9%, respectively. The series had a total of 10 properties at September 30, 2001. Out of the total 9 were at 100% Qualified Occupancy and one was in initial lease-up.

For the six months being reported Series 33 reflects a net loss from Operating Partnerships of $223,462. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $194,349. This is an interim period estimate; it is not indicative of the final year end results.

FFLM Associates is an Operating Partnership which purchased the Investment Limited Partner interest in Carriage Pointe Investors, LP, Sayerville Housing Investors LP, and Woodhaven at SouthBrunswick LP in 1998. Carriage Pointe investors, LP suffers from negative cash flow and under-funded replacement reserves and tax liability account. The Investment General Partner will continue to address these issues with the Operating General Partners.

Series 34

As of September 30, 2001 and 2000 the average Qualified Occupancy for the series was 100% and 92.9%, respectively. The series had a total of 14 properties at September 30, 2001 all of which were at 100% Qualified Occupancy.

For the six months being reported Series 34 reflects a net loss from Operating Partnerships of $589,650. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $491,159. This is an interim period estimate; it is not indicative of the final year end results.

Series 35

As of September 30, 2001 and 2000 the average Qualified Occupancy for the series was 98.5% and 73.6%, respectively. The series had a total of 11 properties at September 30, 2001. Out of the total 9 were at 100% qualified occupancy and 1 was in active lease-up. The series also had 1 property which was still under construction at September 30, 2001.

For the six months being reported Series 35 reflects a net loss from Operating Partnerships of $785,766. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss from operations of ($126,241). This is an interim period estimate; it is not indicative of the final year end results.

Series 36

As of September 30, 2001 and 2000 the average Qualified Occupancy for the series was 100% and 79.3%, respectively. The series had a total of 11 properties at September 30, 2001 all of which were at 100% Qualified Occupancy.

For the six months being reported Series 36 reflects a net loss from Operating Partnerships of $393,487. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $149,754. This is an interim period estimate; it is not indicative of the final year end results.

Series 37

As of September 30, 2001 and 2000 the average Qualified Occupancy for the series was 94.7% and 40.7%, respectively. The series had a total of 7 properties at September 30, 2001. Out of the total 4 were at 100% Qualified Occupancy and 1 was in active lease-up. The series also had 1 property that was under construction and 1 property with multiple buildings, some of which were in lease-up and some of which were under construction at September 30, 2001

For the six months being reported Series 37 reflects a net loss from Operating Partnerships of $312,231. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $133,205. This is an interim period estimate; it is not indicative of the final year end results.

Series 38

As of September 30, 2001 and 2000 the average Qualified Occupancy for the series was 85.0% and 66.7%, respectively. The series had a total of 10 properties at September 30, 2001. Out of the total 5 were at 100% Qualified Occupancy and 1 was in active lease-up. The series also had 3 properties that were under construction and 1 property with multiple buildings, some of which were in lease-up and some of which were under construction at September 30, 2001.

For the six months being reported Series 38 reflects a net loss from Operating Partnerships of $119,824. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $51,249. This is an interim period estimate; it is not indicative of the final year end results.

Series 39

As of September 30, 2001 the average Qualified Occupancy for the series was 81.4%. The series had a total of 9 properties at September 30, 2001. Out of the total 5 were at 100% Qualified Occupancy and 1 was in active lease-up. The Series also had one property that was under construction and 1 property with multiple buildings, some of which were in lease-up and some of which were under construction at September 30, 2001. Since all of the properties were acquired as of September 30, 2000, were under construction there is no comparative information to report.

For the six months being reported Series 39 reflects a net loss from Operating Partnerships of $230,809. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss from operations of $(115,609). This is an interim period estimate; it is not indicative of the final year end results.

Series 40

As of September 30, 2001 the average Qualified Occupancy for the series was 54.2%. The series had a total of 12 properties at September 30, 2001. Out of the total 1 was in active lease-up and 7 were under construction. Since all of the properties were acquired after September 30, 2000, there is no comparative information to report.

Series 41

Series 41 had a total of 6 properties at September 30, 2001, all of which were still under construction. Since all of the properties were acquired after September 30, 2000, there is no comparative information to report.

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
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: November 20, 2001		By:	/s/ John P. Manning John P. Manning