Form 10-Q
period 2001-12-31
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2002-02-20
CIK 913778

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2001

                                             or

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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2001

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	1-23
Statements of Operations	24-69
Statements of Changes in Partners' Capital	70-81
Statements of Cash Flows	82-127
Notes to Financial Statements	128-154

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	155-173

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	174

Signatures	175

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

	December 31, 2001 (Unaudited)	March 31, 2001 (Audited)

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$415,966,738	$406,915,006

OTHER ASSETS

Cash and cash equivalents	14,544,628	21,596,216
Investments	6,030,256	7,839,034
Notes receivable	12,101,209	9,701,571
Acquisition costs	22,210,849	18,200,249
Other assets	12,191,745	13,295,747
	$483,045,425	$477,547,823

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 472,460	$ 152,623
Accounts payable affiliates	10,909,678	8,709,180
Capital contributions payable	34,031,868	42,458,387
Line of credit	-	2,125,548
	45,414,006	53,445,738

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 66,462,568 issued and outstanding, as of December 31, 2001	438,848,277	425,102,598
General Partner	(1,300,802)	(1,084,457)
Unrealized gain (loss) on securities
available for sale, net	83,944	83,944
	437,631,419	424,102,085
	$483,045,425	$477,547,823

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 20

	December 31, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 15,359,055	$ 16,738,536

OTHER ASSETS
Cash and cash equivalents	181,116	179,335
Investments	-	-
Notes receivable	-	-
Acquisition costs	88,412	91,091
Other assets	993,341	877,017
	$ 16,621,924	$ 17,885,979

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	2,510,584	2,109,761
Capital contributions payable	388,026	388,026
Line of credit	-	-
	2,898,610	2,497,787

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,866,700 issued and outstanding, as of December 31, 2001	13,916,646	15,564,875
General Partner	(193,332)	(176,683)
Unrealized gain (loss) on securities
available for sale, net	-	-
	13,723,314	15,388,192
	$ 16,621,924	$ 17,885,979

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 21

	December 31, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 4,895,706	$ 5,713,575

OTHER ASSETS
Cash and cash equivalents	246,662	235,224
Investments	10,515	232,896
Notes receivable	641,542	641,542
Acquisition costs	48,358	49,823
Other assets	402,618	403,560
	$ 6,245,401	$ 7,276,620

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	444,730	475,350
Capital contributions payable	689,358	689,358
Line of credit	-	-
	1,134,088	1,164,708

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 1,892,700 issued and outstanding, as of December 31, 2001	5,220,968	6,211,561
General Partner	(110,851)	(100,845)
Unrealized gain (loss) on securities
available for sale, net	1,196	1,196
	5,111,313	6,111,912
	$ 6,245,401	$ 7,276,620

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 22

	December 31, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$11,552,237	$12,526,478

OTHER ASSETS
Cash and cash equivalents	238,554	352,021
Investments	175,069	126,853
Notes receivable	450,981	450,981
Acquisition costs	151,960	156,564
Other assets	167,399	162,615
	$12,736,200	$13,775,512

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,391,683	1,200,739
Capital contributions payable	487,655	538,769
Line of credit	-	-
	1,879,338	1,739,508

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,564,400 issued and outstanding, as of December 31, 2001	10,966,730	12,134,081
General Partner	(110,519)	(98,728)
Unrealized gain (loss) on securities
available for sale, net	651	651
	10,856,862	12,036,004
	$12,736,200	$13,775,512

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 23

	December 31, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$18,193,704	$19,119,494

OTHER ASSETS
Cash and cash equivalents	156,990	293,829
Investments	-	-
Notes receivable	-	306,751
Acquisition costs	225,986	232,834
Other assets	269,369	303,455
	$18,846,049	$20,256,363

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	773,881	718,684
Capital contributions payable	117,797	458,631
Line of credit	-	-
	891,678	1,177,315

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,336,727 issued and outstanding, December 31, 2001	18,059,674	19,173,104
General Partner	(105,303)	(94,056)
Unrealized gain (loss) on securities
available for sale, net	-	-
	17,954,371	19,079,048
	$18,846,049	$20,256,363

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 24

	December 31, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 9,955,990	$10,964,312

0THER ASSETS
Cash and cash equivalents	253,053	362,301
Investments	213,971	155,081
Notes receivable	534,342	534,342
Acquisition costs	252,563	260,216
Other assets	716,307	711,871
	$11,926,226	$12,988,123

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,187,977	1,012,963
Capital contributions payable	1,214,204	1,214,204
Line of credit	-	-
	2,402,181	2,227,167

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,169,878 issued and outstanding, as of December 31, 2001	9,613,318	10,837,860
0eneral Partner	(90,066)	(77,697)
Unrealized gain (loss) on securities
available for sale, net	793	793
	9,524,045	10,760,956
	$11,926,226	$12,988,123

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 25

	December 31, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$16,580,743	$17,559,746

OTHER ASSETS
Cash and cash equivalents	444,165	494,183
Investments	258,585	187,522
Notes receivable	523,193	523,193
Acquisition costs	253,644	261,330
Other assets	1,323,073	1,353,754
	$19,383,403	$20,379,728

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	922,535	718,028
Capital contributions payable	2,073,892	2,083,892
Line of credit	-	-
	2,996,427	2,801,920

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,026,109 issued and outstanding, as of December 31, 2001	16,479,595	17,658,519
General Partner	(93,584)	(81,676)
Unrealized gain (loss) on securities
available for sale, net	965	965
	16,386,976	17,577,808
	$19,383,403	$20,379,728

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 26

	December 31, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$25,339,727	$26,630,528

OTHER ASSETS
Cash and cash equivalents	318,660	335,066
Investments	-	-
Notes receivable	571,335	571,335
Acquisition costs	443,985	457,439
Other assets	2,200,734	2,182,444
	$28,874,441	$30,176,812

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 90	$ 90
Accounts payable affiliates	1,457,193	1,129,008
Capital contributions payable	2,197,433	2,199,426
Line of credit	-	-
	3,654,716	3,328,524

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,995,900 issued and outstanding, as of December 31, 2001	25,307,781	26,920,058
General Partner	(88,056)	(71,770)
Unrealized gain (loss) on securities
available for sale, net	-	-
	25,219,725	26,848,288
	$28,874,441	$30,176,812

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 27

	December 31, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$15,230,774	$15,763,571

OTHER ASSETS
Cash and cash equivalents	422,480	647,352
Investments	226,648	219,105
Notes receivable	-	-
Acquisition costs	369,932	381,142
Other assets	172,429	173,250
	$16,422,263	$17,184,420

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,096,102	959,699
Capital contributions payable	203,270	315,311
Line of credit	-	-
	1,299,372	1,275,010

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,460,700 issued and outstanding, as of December 31, 2001	15,176,999	15,955,653
General Partner	(55,229)	(47,364)
Unrealized gain (loss) on securities
available for sale, net	1,121	1,121
	15,122,891	15,909,410
	$16,422,263	$17,184,420

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 28

	December 31, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$26,683,531	$27,883,913

OTHER ASSETS
Cash and cash equivalents	713,180	1,117,380
Investments	806,281	1,463,320
Notes receivable	275,000	-
Acquisition costs	81,687	84,161
Other assets	2,829	6,074
	$28,562,508	$30,554,848

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	-	-
Capital contributions payable	148,783	744,786
Line of credit	-	-
	148,783	744,786

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,000,738 issued and outstanding, as of December 31, 2001	28,468,987	29,851,361
General Partner	(59,655)	(45,692)
Unrealized gain (loss) on securities
available for sale, net	4,393	4,393
	28,413,725	29,810,062
	$28,562,508	$30,554,848

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 29

	December 31, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$25,444,407	$26,617,342

OTHER ASSETS
Cash and cash equivalents	552,681	875,595
Investments	232,670	311,083
Notes receivable	20,935	20,935
Acquisition costs	81,901	84,385
Other assets	4,669	573
	$26,337,263	$27,909,913

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	125,320	-
Capital contributions payable	304,770	596,044
Line of credit	-	-
	430,090	596,044

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,991,800 issued and outstanding, as of December 31, 2001	25,980,724	27,373,353
General Partner	(79,636)	(65,569)
Unrealized gain (loss) on securities
available for sale, net	6,085	6,085
	25,907,173	27,313,869
	$26,337,263	$27,909,913

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 30

	December 31, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$17,900,872	$18,947,341

OTHER ASSETS
Cash and cash equivalents	861,069	735,208
Investments	163,402	237,413
Notes receivable	85,438	85,438
Acquisition costs	525,607	541,522
Other assets	261,214	666,912
	$19,797,602	$21,213,834

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	-	-
Capital contributions payable	734,420	1,034,250
Line of credit	-	-
	734,420	1,034,250

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,651,000 issued and outstanding, as of December 31, 2001	19,094,992	20,200,230
General Partner	(36,471)	(25,307)
Unrealized gain (loss) on securities
available for sale, net	4,661	4,661
	19,063,182	20,179,584
	$19,797,602	$21,213,834

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 31

	December 31, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$28,396,567	$29,919,423

OTHER ASSETS
Cash and cash equivalents	768,645	1,118,740
Investments	311,351	489,108
Notes receivable	655,675	855,675
Acquisition costs	-	-
Other assets	416,620	259,997
	$30,548,858	$32,642,943

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	-	-
Capital contributions payable	1,030,019	1,350,694
Line of credit	-	-
	1,030,019	1,350,694

PARTNERS CAPITAL
Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,417,857 issued and outstanding, as of December 31, 2001	29,593,438	31,349,114
General Partner	(84,167)	(66,433)
Unrealized gain (loss) on securities
available for sale, net	9,568	9,568
	29,518,839	31,292,249
	$30,548,858	$32,642,943

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 32

	December 31, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$34,268,211	$35,003,481

OTHER ASSETS
Cash and cash equivalents	489,516	1,111,983
Investments	9,478	483,852
Notes receivable	630,673	104,000
Acquisition costs	752,359	764,950
Other assets	579,931	482,763
	$36,730,168	$37,951,029

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	129,559	80,152
Capital contributions payable	1,050,342	1,286,333
Line of credit	-	-
	1,179,901	1,366,485

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,754,198 issued and outstanding, as of December 31, 2001	35,591,743	36,615,677
General Partner	(50,954)	(40,611)
Unrealized gain (loss) on securities
available for sale, net	9,478	9,478
	35,550,267	36,584,544
	$36,730,168	$37,951,029

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 33

	December 31, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$19,379,390	$19,646,067

OTHER ASSETS
Cash and cash equivalents	723,152	1,147,109
Investments	12,193	623,376
Notes receivable	113,575	113,575
Acquisition costs	675,166	695,613
Other assets	253,495	175,148
	$21,156,971	$22,400,888

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ 2,536
Accounts payable affiliates	175,844	145,515
Capital contributions payable	751,366	1,557,634
Line of credit	-	-
	927,210	1,705,685

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,636,533 issued and outstanding, as of December 31, 2001	20,241,173	20,701,961
General Partner	(23,605)	(18,951)
Unrealized gain (loss) on securities
available for sale, net	12,193	12,193
	20,229,761	20,695,203
	$21,156,971	$22,400,888

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 34

	December 31, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$24,737,548	$25,611,061

OTHER ASSETS
Cash and cash equivalents	373,643	349,527
Investments	-	-
Notes receivable	164,562	439,562
Acquisition costs	1,073,023	1,105,542
Other assets	507,426	513,890
	$26,856,202	$28,019,582

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	230,707	10,837
Capital contributions payable	807,004	1,051,622
Line of credit	-	-
	1,037,711	1,062,459

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,529,319 issued and outstanding, as of December 31, 2001	25,860,715	26,987,961
General Partner	(42,224)	(30,838)
Unrealized gain (loss) on securities
available for sale, net	-	-
	25,818,491	26,957,123
	$26,856,202	$28,019,582

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 35

	December 31, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$20,836,032	$22,009,700

OTHER ASSETS
Cash and cash equivalents	799,748	681,948
Investments	770,222	1,047,325
Notes receivable	718,318	718,318
Acquisition costs	3,040,833	3,132,994
Other assets	140,421	768,378
	$26,305,574	$28,358,663

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 224	$ 224
Accounts payable affiliates	47,477	92
Capital contributions payable	1,699,286	2,520,290
Line of credit	-	-
	1,746,987	2,520,606

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,300,463 issued and outstanding, as of December 31, 2001	24,584,151	25,851,826
General Partner	(35,539)	(23,744)
Unrealized gain (loss) on securities
available for sale, net	9,975	9,975
	24,558,587	25,838,057
	$26,305,574	$28,358,663

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 36

	December 31, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$14,173,671	$14,753,049

OTHER ASSETS
Cash and cash equivalents	45,634	440,801
Investments	-	-
Notes receivable	539,353	539,353
Acquisition costs	2,087,917	2,146,752
Other assets	652,001	583,368
	$17,498,576	$18,463,323

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ 4,410
Accounts payable affiliates	250,811	130,247
Capital contributions payable	1,164,642	1,460,200
Line of credit	-	-
	1,415,453	1,594,857

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,106,837 issued and outstanding, as of December 31, 2001	16,100,955	16,878,445
General Partner	(17,832)	(9,979)
Unrealized gain (loss) on securities
available for sale, net	-	-
	16,083,123	16,868,466
	$17,498,576	$18,463,323

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 37

	December 31, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$18,006,673	$18,470,074

OTHER ASSETS
Cash and cash equivalents	630,439	1,357,135
Investments	5,382	581,399
Notes receivable	1,814,211	2,812,196
Acquisition costs	2,316,639	2,372,609
Other assets	40,644	1,564,777
	$22,813,988	$27,158,190

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 350	$ 26,871
Accounts payable affiliates	37,732	85
Capital contributions payable	2,165,429	5,838,932
Line of credit	-	-
	2,203,511	5,865,888

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,512,500 issued and outstanding, as of December 31, 2001	20,615,607	21,290,614
General Partner	(10,512)	(3,694)
Unrealized gain (loss) on securities
available for sale, net	5,382	5,382
	20,610,477	21,292,302
	$22,813,988	$27,158,190

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 38

	December 31, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$18,808,855	$18,847,690

OTHER ASSETS
Cash and cash equivalents	643,464	3,300,784
Investments	507,604	216,934
Notes receivable	-	755,920
Acquisition costs	2,612,123	2,655,867
Other assets	30,369	160,038
	$22,602,415	$25,937,233

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ 2,733
Accounts payable affiliates	26,235	-
Capital contributions payable	1,318,487	4,429,476
Line of credit	-	-
	1,344,722	4,432,209

PARTNERS CAPITAL
Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,543,100 issues and outstanding, December 31, 2001	21,258,206	21,503,064
General Partner	(4,750)	(2,277)
Unrealized gain (loss) on securities
available for sale, net	4,237	4,237
	21,257,693	21,505,024
	$22,602,415	$25,937,233

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 39

	December 31, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$16,995,090	$16,411,959

OTHER ASSETS
Cash and cash equivalents	522,671	5,907,337
Investments	40,039	1,463,767
Notes receivable	1,243,567	228,455
Acquisition costs	2,399,881	2,337,478
Other assets	899,700	29,308
	$22,100,948	$26,378,304

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ 28,722
Accounts payable affiliates	3,538	-
Capital contributions payable	2,930,161	6,821,583
Line of credit	-	-
	2,933,699	6,850,305

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,292,152 issued and outstanding, as of December 31, 2001	19,158,905	19,516,181
General Partner	(4,902)	(1,428)
Unrealized gain (loss) on securities
available for sale, net	13,246	13,246
	19,167,249	19,527,999
	$22,100,948	$26,378,304

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 40

	December 31, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$19,009,228	$ 7,777,666

OTHER ASSETS
Cash and cash equivalents	1,174,996	553,358
Investments	2,286,846	-
Notes receivable	1,321,601	-
Acquisition costs	2,801,546	387,937
Other assets	392,238	1,916,555
	$26,986,455	$10,635,516

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 54,812	$ 87,037
Accounts payable affiliates	65,370	18,020
Capital contributions payable	4,555,861	5,878,926
Line of credit	-	2,125,548
	4,676,043	8,109,531

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,630,257 issued and outstanding, as of December 31, 2001	22,312,576	2,527,100
General Partner	(2,164)	(1,115)
Unrealized gain (loss) on securities
available for sale, net	-	-
	22,310,412	2,525,985
	$26,986,455	$10,635,516

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 41*

December 31, 2001 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$14,218,727

OTHER ASSETS
Cash and cash equivalents	3,984,110
Investments	-
Notes receivable	1,796,908
Acquisition costs	1,927,327
Other assets	1,764,918
$23,691,990

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 416,984
Accounts payable affiliates	32,400
Capital contributions payable	7,999,663
Line of credit	-
8,449,047

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 1,782,700 issued and outstanding, as of December 31, 2001	15,244,394
General Partner	(1,451)
Unrealized gain (loss) on securities
available for sale, net	-
15,242,943
$23,691,990

*Series 41 did not commence operations until after March 31, 2001, therefore, it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

	2001	2000

Income
Interest income	$ 311,541	$ 567,469
Other income	23,700	28,740
	335,241	596,209

Share of loss from Operating Partnerships (Note D)	(5,640,259)	(3,799,251)

Expenses
Professional fees	146,299	46,724
Fund management fee (Note C)	1,214,871	1,228,245
Organization costs	77,330	56,271
Amortization	156,350	128,942
General and administrative expenses	362,353	110,765
	1,957,203	1,570,947

NET INCOME (LOSS)	$(7,262,221)	$(4,773,989)

Net income (loss) allocated to limited partners	$(7,189,598)	$(4,726,249)

Net income (loss) allocated to general partner	$ (72,623)	$ (47,740)

Net income (loss) per BAC	$ (2.65)	$ (1.59)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 20

	2001	2000

Income
Interest income	$ 414	$ 989
Other income	2,550	-
	2,964	989

Share of loss from Operating Partnerships(Note D)	(482,119)	(501,964)

Expenses
Professional fees	6,028	16,000
Fund management fee (Note C)	89,498	73,214
Organization costs	-	-
Amortization	893	893
General and administrative expenses	14,517	9,364
	110,936	99,471

NET INCOME (LOSS)	$ (590,091)	$ (600,446)

Net income (loss) allocated to limited partners	$ (584,190)	$ (594,442)

Net income (loss) allocated to general partner	$ (5,901)	$ (6,004)

Net income (loss) per BAC	$ (.15)	$ (.15)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 21

	2001	2000

Income
Interest income	$ 1,454	$ 14,147
Other income	2,700	150
	4,154	14,297

Share of loss from Operating Partnerships(Note D)	(267,075)	(259,277)

Expenses
Professional fees	3,969	959
Fund management fee (Note C)	54,872	53,820
Organization costs	-	-
Amortization	488	488
General and administrative expenses	10,330	3,342
	69,659	58,609

NET INCOME (LOSS)	$ (332,580)	$ (303,589)

Net income (loss) allocated to limited partners	$ (329,254)	$ (300,553)

Net income (loss) allocated to general partner	$ (3,326)	$ (3,036)

Net income (loss) per BAC	$ (.17)	$ (.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 22

	2001	2000

Income
Interest income	$ 3,801	$ 8,097
Other income	1,800	3,000
	5,601	11,097

Share of loss from Operating Partnerships(Note D)	(338,694)	(173,464)

Expenses
Professional fees	3,436	728
Fund management fee (Note C)	60,282	63,648
Organization costs	-	-
Amortization	1,535	1,535
General and administrative expenses	12,771	3,512
	78,024	69,423

NET INCOME (LOSS)	$ (411,117)	$ (231,790)

Net income (loss) allocated to limited partners	$ (407,006)	$ (229,472)

Net income (loss) allocated to general partner	$ (4,111)	$ (2,318)

Net income (loss) per BAC	$ (.16)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 23

	2001	2000

Income
Interest income	$ 584	$ 1,498
Other income	3,000	4,290
	3,584	5,788

Share of loss from Operating Partnerships(Note D)	(417,444)	(264,378)

Expenses
Professional fees	2,017	565
Fund management fee (Note C)	55,627	48,502
Organization costs	-	-
Amortization	2,283	2,283
General and administrative expenses	13,597	3,599
	73,524	54,949

NET INCOME (LOSS)	$ (487,384)	$ (313,539)

Net income (loss) allocated to limited partners	$ (482,510)	$ (310,404)

Net income (loss) allocated to general partner	$ (4,874)	$ (3,135)

Net income (loss) per BAC	$ (.14)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 24

	2001	2000

Income
Interest income	$ 4,558	$ 6,846
Other income	-	5,550
	4,558	12,396

Share of loss from Operating Partnerships(Note D)	(382,584)	(361,158)

Expenses
Professional fees	4,595	4,862
Fund management fee (Note C)	57,588	58,338
Organization costs	-	-
Amortization	2,551	2,551
General and administrative expenses	11,611	2,680
	76,345	68,431

NET INCOME (LOSS)	$ (454,371)	$ (417,193)

Net income (loss) allocated to limited partners	$ (449,827)	$ (413,021)

Net income (loss) allocated to general partner	$ (4,544)	$ (4,172)

Net income (loss) per BAC	$ (.21)	$ (.19)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 25

	2001	2000

Income
Interest income	$ 5,786	$ 42,421
Other income	-	-
	5,786	42,421

Share of loss from Operating Partnerships(Note D)	(402,676)	(331,959)

Expenses
Professional fees	2,318	2,543
Fund management fee (Note C)	52,519	65,819
Organization costs	-	-
Amortization	3,805	3,805
General and administrative expenses	13,621	4,056
	76,345	76,223

NET INCOME (LOSS)	$ (469,153)	$ (365,761)

Net income (loss) allocated to limited partners	$ (464,461)	$ (362,103)

Net income (loss) allocated to general partner	$ (4,692)	$ (3,658)

Net income (loss) per BAC	$ (.21)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 26

	2001	2000

Income
Interest income	$ 880	$ 2,956
Other income	-	11,250
	880	14,206

Share of loss from Operating Partnerships(Note D)	(321,449)	(216,628)

Expenses
Professional fees	3,185	1,779
Fund management fee (Note C)	77,745	101,997
Organization costs	-	-
Amortization	4,485	4,485
General and administrative expenses	15,351	4,877
	100,766	113,138

NET INCOME (LOSS)	$ (421,335)	$ (315,560)

Net income (loss) allocated to limited partners	$ (417,122)	$ (312,404)

Net income (loss) allocated to general partner	$ (4,213)	$ (3,156)

Net income (loss) per BAC	$ (.10)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 27

	2001	2000

Income
Interest income	$ 5,476	$ 11,339
Other income	-	-
	5,476	11,339

Share of loss from Operating Partnerships(Note D)	(108,393)	(136,547)

Expenses
Professional fees	12,721	1,066
Fund management fee (Note C)	78,801	78,801
Organization costs	-	-
Amortization	3,914	3,914
General and administrative expenses	12,033	3,250
	107,469	87,031

NET INCOME (LOSS)	$ (210,386)	$ (212,239)

Net income (loss) allocated to limited partners	$ (208,282)	$ (210,117)

Net income (loss) allocated to general partner	$ (2,104)	$ (2,122)

Net income (loss) per BAC	$ (.08)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 28

	2001	2000

Income
Interest income	$ 17,763	$ 48,156
Other income	-	-
	17,763	48,156

Share of loss from Operating Partnerships(Note D)	(439,948)	(120,975)

Expenses
Professional fees	3,793	3,789
Fund management fee (Note C)	53,029	78,529
Organization costs	-	-
Amortization	825	825
General and administrative expenses	18,300	5,576
	75,947	88,719

NET INCOME (LOSS)	$ (498,132)	$ (161,538)

Net income (loss) allocated to limited partners	$ (493,151)	$ (159,923)

Net income (loss) allocated to general partner	$ (4,981)	$ (1,615)

Net income (loss) per BAC	$ (.10)	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 29

	2001	2000

Income
Interest income	$ 25,055	$ 13,431
Other income	-	-
	25,055	13,431

Share of loss from Operating Partnerships(Note D)	(352,218)	(291,926)

Expenses
Professional fees	3,051	1,628
Fund management fee (Note C)	58,995	84,495
Organization costs	-	-
Amortization	828	823
General and administrative expenses	15,714	6,222
	78,588	93,168

NET INCOME (LOSS)	$ (405,751)	$ (371,663)

Net income (loss) allocated to limited partners	$ (401,693)	$ (367,946)

Net income (loss) allocated to general partner	$ (4,058)	$ (3,717)

Net income (loss) per BAC	$ (.10)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 30

	2001	2000

Income
Interest income	$ 20,747	$ 109,838
Other income	-	-
	20,747	109,838

Share of loss from Operating Partnerships(Note D)	(289,343)	(173,256)

Expenses
Professional fees	35,302	16,605
Fund management fee (Note C)	29,429	50,479
Organization costs	-	-
Amortization	5,309	5,303
General and administrative expenses	11,838	23,909
	81,878	96,296

NET INCOME (LOSS)	$ (350,474)	$ (159,714)

Net income (loss) allocated to limited partners	$ (346,969)	$ (158,117)

Net income (loss) allocated to general partner	$ (3,505)	$ (1,597)

Net income (loss) per BAC	$ (.13)	$ (.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 31

	2001	2000

Income
Interest income	$ 30,796	$ 19,849
Other income	-	-
	30,796	19,849

Share of loss from Operating Partnerships(Note D)	(436,473)	(450,542)

Expenses
Professional fees	3,418	1,254
Fund management fee (Note C)	96,268	98,676
Organization costs	-	-
Amortization	-	-
General and administrative expenses	15,630	7,103
	115,316	107,033

NET INCOME (LOSS)	$ (520,993)	$ (537,726)

Net income (loss) allocated to limited partners	$ (515,783)	$ (532,349)

Net income (loss) allocated to general partner	$ (5,210)	$ (5,377)

Net income (loss) per BAC	$ (.12)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 32

	2001	2000

Income
Interest income	$ 22,731	$ 166,210
Other income	-	-
	22,731	166,210

Share of loss from Operating Partnerships(Note D)	(323,922)	(81,397)

Expenses
Professional fees	3,074	2,049
Fund management fee (Note C)	67,343	82,875
Organization costs	-	-
Amortization	9,181	9,082
General and administrative expenses	17,672	5,035
	97,270	99,041

NET INCOME (LOSS)	$ (398,461)	$ (14,228)

Net income (loss) allocated to limited partners	$ (394,476)	$ (14,086)

Net income (loss) allocated to general partner	$ (3,985)	$ (142)

Net income (loss) per BAC	$ (.08)	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 33

	2001	2000

Income
Interest income	$ 5,822	$ 28,521
Other income	-	-
	5,822	28,521

Share of loss from Operating Partnerships(Note D)	(92,669)	(53,930)

Expenses
Professional fees	21,193	2,381
Fund management fee (Note C)	35,245	39,333
Organization costs	-	-
Amortization	6,820	6,792
General and administrative expenses	12,725	9,547
	75,983	58,053

NET INCOME (LOSS)	$ (162,830)	$ (83,462)

Net income (loss) allocated to limited partners	$ (161,202)	$ (82,627)

Net income (loss) allocated to general Partner	$ (1,628)	$ (835)

Net income (loss) per BAC	$ (.06)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 34

	2001	2000

Income
Interest income	$ 603	$ 15,447
Other income	-	-
	603	15,447

Share of loss from Operating Partnerships(Note D)	(285,356)	(162,714)

Expenses
Professional fees	1,563	1,125
Fund management fee (Note C)	60,074	73,155
Organization costs	-	-
Amortization	10,984	10,815
General and administrative expenses	14,499	4,343
	87,120	89,438

NET INCOME (LOSS)	$ (371,873)	$ (236,705)

Net income (loss) allocated to limited partners	$ (368,154)	$ (234,338)

Net income (loss) allocated to general partner	$ (3,719)	$ (2,367)

Net income (loss) per BAC	$ (.10)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 35

	2001	2000

Income
Interest income	$ 35,306	$ 55,294
Other income	-	-
	35,306	55,294

Share of loss from Operating Partnerships(Note D)	(270,570)	(227,598)

Expenses
Professional fees	2,824	4,605
Fund management fee (Note C)	57,051	54,660
Organization costs	-	-
Amortization	32,310	30,673
General and administrative expenses	15,553	4,249
	107,738	94,187

NET INCOME (LOSS)	$ (343,002)	$ (266,491)

Net income (loss) allocated to limited partners	$ (339,572)	$ (263,826)

Net income (loss) allocated to general partner	$ (3,430)	$ (2,665)

Net income (loss) per BAC	$ (.10)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 36

	2001	2000

Income
Interest income	$ 1,390	$ 2,925
Other income	-	-
	1,390	2,925

Share of loss from Operating Partnerships(Note D)	(186,130)	(131,843)

Expenses
Professional fees	1,395	4,049
Fund management fee (Note C)	40,188	41,571
Organization costs	-	-
Amortization	21,090	22,628
General and administrative expenses	13,829	5,010
	76,502	73,258

NET INCOME (LOSS)	$ (261,242)	$ (202,176)

Net income (loss) allocated to limited partners	$ (258,630)	$ (200,154)

Net income (loss) allocated to general partner	$ (2,612)	$ (2,022)

Net income (loss) per BAC	$ (.12)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 37

	2001	2000

Income
Interest income	$ 1,218	$ 65,439
Other income	-	-
	1,218	65,439

Share of loss from Operating Partnerships(Note D)	(150,690)	(45,367)

Expenses
Professional fees	1,755	3,848
Fund management fee (Note C)	43,956	26,697
Organization costs	-	22,047
Amortization	23,696	-
General and administrative expenses	14,044	5,892
	83,451	58,484

NET INCOME (LOSS)	$ (232,923)	$ (38,412)

Net income (loss) allocated to limited partners	$ (230,594)	$ (38,028)

Net income (loss) allocated to general partner	$ (2,329)	$ (384)

Net income (loss) per BAC	$ (.09)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 38

	2001	2000

Income
Interest income	$ 35,085	$ 35,250
Other income	13,650	-
	48,735	35,250

Share of loss from Operating Partnerships(Note D)	(22,593)	76

Expenses
Professional fees	4,086	3,700
Fund management fee (Note C)	40,533	36,738
Organization costs	-	-
Amortization	24,717	-
General and administrative expenses	19,190	9,402
	88,526	49,840

NET INCOME (LOSS)	$ (62,384)	$ (14,514)

Net income (loss) allocated to limited partners	$ (61,760)	$ (14,369)

Net income (loss) allocated to general partner	$ (624)	$ (145)

Net income (loss) per BAC	$ (.02)	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 39

	2001	2000

Income
Interest income	$ 11,252	$ 6,460
Other income	-	-
	11,252	6,460

Share of loss from Operating Partnerships(Note D)	(69,774)	-

Expenses
Professional fees	4,825	1,635
Fund management fee (Note C)	30,520	-
Organization costs	-	56,271
Amortization	636	-
General and administrative expenses	23,145	11,712
	59,126	69,618

NET INCOME (LOSS)	$ (117,648)	$ (63,158)

Net income (loss) allocated to limited partners	$ (116,472)	$ (62,526)

Net income (loss) allocated to general partner	$ (1,176)	$ (632)

Net income (loss) per BAC	$ (.05)	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 40*

2001

Income
Interest income	$ 77,437
Other income	-
77,437

Share of loss from Operating Partnerships(Note D)	(139)

Expenses
Professional fees	11,405
Fund management fee (Note C)	49,236
Organization costs	-
Amortization	-
General and administrative expenses	34,209
94,850

NET INCOME (LOSS)	$ (17,552)

Net income (loss) allocated to limited partners	$ (17,376)

Net income (loss) allocated to general partner	$ (176)

Net income (loss) per BAC	$ (.01)

*Series 40 did not commence operations until after December 31,2000, therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 41*

2001

Income
Interest income	$ 3,383
Other income	-
3,383

Share of loss from Operating Partnerships(Note D)	-

Expenses
Professional fees	10,346
Fund management fee (Note C)	26,072
Organization costs	77,330
Amortization	-
General and administrative expenses	32,174
145,922

NET INCOME (LOSS)	$ (142,539)

Net income (loss) allocated to limited partners	$ (141,114)

Net income (loss) allocated to general partner	$ (1,425)

Net income (loss) per BAC	$ (.35)

*Series 41 did not commence operations until after December 31,2000, therefore it does not have comparative information to report

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

	2001	2000

Income
Interest income	$ 747,386	$ 2,060,683
Other income	12,386	28,739
	759,772	2,089,422

Share of loss from Operating Partnerships (Note D)	(17,093,596)	(12,201,390)

Expenses
Professional fees	571,484	429,998
Fund management fee (Note C)	3,646,768	3,458,921
Organization costs	105,266	56,271
Amortization	423,009	379,662
General and administrative expenses	654,389	734,673
	5,400,916	5,059,525

NET INCOME (LOSS)	$(21,734,740)	$(15,171,493)

Net income (loss) allocated to limited partners	$(21,518,395)	$(15,019,778)

Net income (loss) allocated to general partner	$ (216,345)	$ (151,715)

Net income (loss) per BAC	$ (7.31)	$ (4.90)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 20

	2001	2000

Income
Interest income	$ 1,834	$ 3,401
Other income	4,886	4,500
	6,720	7,901

Share of loss from Operating Partnerships(Note D)	(1,369,046)	(1,211,266)

Expenses
Professional fees	26,567	19,516
Fund management fee (Note C)	246,719	242,559
Organization costs	-	-
Amortization	2,679	2,679
General and administrative expenses	26,587	21,343
	302,552	286,097

NET INCOME (LOSS)	$(1,664,878)	$(1,489,462)

Net income (loss) allocated to limited partners	$(1,648,229)	$(1,474,567)

Net income (loss) allocated to general partner	$ (16,649)	$ (14,895)

Net income (loss) per BAC	$ (.43)	$ (.38)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 21

	2001	2000

Income
Interest income	$ 8,153	$ 35,783
Other income	2,700	150
	10,853	35,933

Share of loss from Operating Partnerships(Note D)	(807,373)	(746,022)

Expenses
Professional fees	18,687	14,519
Fund management fee (Note C)	165,472	161,100
Organization costs	-	-
Amortization	1,465	1,465
General and administrative expenses	18,455	16,443
	204,079	193,527

NET INCOME (LOSS)	$(1,000,599)	$ (903,616)

Net income (loss) allocated to limited partners	$ (990,593)	$ (894,580)

Net income (loss) allocated to general partner	$ (10,006)	$ (9,036)

Net income (loss) per BAC	$ (.52)	$ (.47)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 22

	2001	2000

Income
Interest income	$ 9,814	$ 20,222
Other income	1,800	3,000
	11,614	23,222

Share of loss from Operating Partnerships(Note D)	(967,379)	(839,524)

Expenses
Professional fees	25,092	19,675
Fund management fee (Note C)	170,639	170,203
Organization costs	-	-
Amortization	4,605	4,605
General and administrative expenses	23,041	18,442
	223,377	212,925

NET INCOME (LOSS)	$(1,179,142)	$(1,029,227)

Net income (loss) allocated to limited partners	$(1,167,351)	$(1,018,935)

Net income (loss) allocated to general partner	$ (11,791)	$ (10,292)

Net income (loss) per BAC	$ (.46)	$ (.40)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 23

	2001	2000

Income
Interest income	$ 3,774	$ 6,745
Other income	3,000	4,289
	6,774	11,034

Share of loss from Operating Partnerships(Note D)	(920,552)	(852,075)

Expenses
Professional fees	21,678	17,897
Fund management fee (Note C)	157,416	150,134
Organization costs	-	-
Amortization	6,848	5,406
General and administrative expenses	24,957	19,943
	210,899	193,380

NET INCOME (LOSS)	$(1,124,677)	$(1,034,421)

Net income (loss) allocated to limited partners	$(1,113,430)	$(1,024,077)

Net income (loss) allocated to general partner	$ (11,247)	$ (10,344)

Net income (loss) per BAC	$ (.33)	$ (.31)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 24

	2001	2000

Income
Interest income	$ 11,463	$ 17,532
Other income	-	5,550
	11,463	23,082

Share of loss from Operating Partnerships(Note D)	(1,004,268)	(1,064,368)

Expenses
Professional fees	43,976	36,040
Fund management fee (Note C)	170,064	173,889
Organization costs	-	-
Amortization	7,653	7,653
General and administrative expenses	22,413	19,545
	244,106	237,127

NET INCOME (LOSS)	$(1,236,911)	$(1,278,413)

Net income (loss) allocated to limited partners	$(1,224,542)	$(1,265,629)

Net income (loss) allocated to general partner	$ (12,369)	$ (12,784)

Net income (loss) per BAC	$ (.56)	$ (.58)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 25

	2001	2000

Income
Interest income	$ 14,771	$ 68,069
Other income	-	-
	14,771	68,069

Share of loss from Operating Partnerships(Note D)	(967,482)	(1,047,328)

Expenses
Professional fees	23,940	27,132
Fund management fee (Note C)	178,157	190,677
Organization costs	-	-
Amortization	11,414	11,414
General and administrative expenses	24,610	21,393
	238,121	250,616

NET INCOME (LOSS)	$(1,190,832)	$(1,229,875)

Net income (loss) allocated to limited partners	$(1,178,924)	$(1,217,576)

Net income (loss) allocated to general partner	$ (11,908)	$ (12,299)

Net income (loss) per BAC	$ (.39)	$ (.40)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 26

	2001	2000

Income
Interest income	$ 3,493	$ 55,778
Other income	-	11,250
	3,493	67,028

Share of loss from Operating Partnerships(Note D)	(1,275,359)	(746,686)

Expenses
Professional fees	34,474	28,523
Fund management fee (Note C)	280,959	292,535
Organization costs	-	-
Amortization	13,454	13,166
General and administrative expenses	27,810	22,794
	356,697	357,018

NET INCOME (LOSS)	$(1,628,563)	$(1,036,676)

Net income (loss) allocated to limited partners	$(1,612,277)	$(1,026,309)

Net income (loss) allocated to general partner	$ (16,286)	$ (10,367)

Net income (loss) per BAC	$ (.40)	$ (.26)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 27

	2001	2000

Income
Interest income	$ 15,082	$ 30,889
Other income	-	-
	15,082	30,889

Share of loss from Operating Partnerships(Note D)	(521,597)	(586,626)

Expenses
Professional fees	33,063	16,571
Fund management fee (Note C)	213,948	212,573
Organization costs	-	-
Amortization	11,741	11,741
General and administrative expenses	21,252	16,349
	280,004	257,234

NET INCOME (LOSS)	$ (786,519)	$ (812,971)

Net income (loss) allocated to limited partners	$ (778,654)	$ (804,841)

Net income (loss) allocated to general partner	$ (7,865)	$ (8,130)

Net income (loss) per BAC	$ (.32)	$ (.33)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 28

	2001	2000

Income
Interest income	$ 54,639	$ 138,513
Other income	-	-
	54,639	138,513

Share of loss from Operating Partnerships(Note D)	(1,178,434)	(791,224)

Expenses
Professional fees	34,875	27,432
Fund management fee (Note C)	200,779	240,252
Organization costs	-	-
Amortization	2,475	2,475
General and administrative expenses	34,413	31,597
	272,542	301,756

NET INCOME (LOSS)	$(1,396,337)	$ (954,467)

Net income (loss) allocated to limited partners	$(1,382,374)	$ (944,922)

Net income (loss) allocated to general partner	$ (13,963)	$ (9,545)

Net income (loss) per BAC	$ (.35)	$ (.24)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 29

	2001	2000

Income
Interest income	$ 41,135	$ 79,797
Other income	-	-
	41,135	79,797

Share of loss from Operating Partnerships(Note D)	(1,163,614)	(905,672)

Expenses
Professional fees	28,670	21,842
Fund management fee (Note C)	222,638	231,019
Organization costs	-	-
Amortization	2,484	2,449
General and administrative expenses	30,425	36,536
	284,217	291,846

NET INCOME (LOSS)	$(1,406,696)	$(1,117,721)

Net income (loss) allocated to limited partners	$(1,392,629)	$(1,106,544)

Net income (loss) allocated to general partner	$ (14,067)	$ (11,177)

Net income (loss) per BAC	$ (.35)	$ (.28)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 30

	2001	2000

Income
Interest income	$ 35,974	$ 166,713
Other income	-	-
	35,974	166,713

Share of loss from Operating Partnerships(Note D)	(929,956)	(553,487)

Expenses
Professional fees	58,985	24,252
Fund management fee (Note C)	125,737	141,937
Organization costs	-	-
Amortization	15,927	15,904
General and administrative expenses	21,771	45,760
	222,420	227,853

NET INCOME (LOSS)	$(1,116,402)	$ (614,627)

Net income (loss) allocated to limited partners	$(1,105,238)	$ (608,481)

Net income (loss) allocated to general partner	$ (11,164)	$ (6,146)

Net income (loss) per BAC	$ (.42)	$ (.23)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 31

	2001	2000

Income
Interest income	$ 63,014	$ 111,806
Other income	-	-
	63,014	111,806

Share of loss from Operating Partnerships(Note D)	(1,518,946)	(1,243,646)

Expenses
Professional fees	33,104	24,859
Fund management fee (Note C)	252,938	241,728
Organization costs	-	-
Amortization	-	-
General and administrative expenses	31,436	45,364
	317,478	311,951

NET INCOME (LOSS)	$(1,773,410)	$(1,443,791)

Net income (loss) allocated to limited partners	$(1,755,676)	$(1,429,353)

Net income (loss) allocated to general partner	$ (17,734)	$ (14,438)

Net income (loss) per BAC	$ (.40)	$ (.32)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 32

	2001	2000

Income
Interest income	$ 44,770	$ 291,236
Other income	-	-
	44,770	291,236

Share of loss from Operating Partnerships(Note D)	(762,995)	(463,456)

Expenses
Professional fees	32,336	25,937
Fund management fee (Note C)	221,806	240,625
Organization costs	-	-
Amortization	27,443	27,221
General and administrative expenses	34,467	64,134
	316,052	357,917

NET INCOME (LOSS)	$(1,034,277)	$ (530,137)

Net income (loss) allocated to limited partners	$(1,023,934)	$ (524,836)

Net income (loss) allocated to general partner	$ (10,343)	$ (5,301)

Net income (loss) per BAC	$ (.22)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 33

	2001	2000

Income
Interest income	$ 19,995	$ 168,306
Other income	-	-
	19,995	168,306

Share of loss from Operating Partnerships(Note D)	(313,896)	(197,782)

Expenses
Professional fees	33,739	19,078
Fund management fee (Note C)	94,819	119,579
Organization costs	-	-
Amortization	20,460	20,264
General and administrative expenses	22,523	60,997
	171,541	219,918

NET INCOME (LOSS)	$ (465,442)	$ (249,394)

Net income (loss) allocated to limited partners	$ (460,788)	$ (246,900)

Net income (loss) allocated to general Partner	$ (4,654)	$ (2,494)

Net income (loss) per BAC	$ (.17)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 34

	2001	2000

Income
Interest income	$ 4,611	$ 122,257
Other income	-	-
	4,611	122,257

Share of loss from Operating Partnerships(Note D)	(869,109)	(287,699)

Expenses
Professional fees	17,838	22,371
Fund management fee (Note C)	198,054	219,465
Organization costs	-	-
Amortization	32,955	32,241
General and administrative expenses	25,287	48,120
	274,134	322,197

NET INCOME (LOSS)	$(1,138,632)	$ (487,639)

Net income (loss) allocated to limited partners	$(1,127,246)	$ (482,763)

Net income (loss) allocated to general partner	$ (11,386)	$ (4,876)

Net income (loss) per BAC	$ (.32)	$ (.14)

The accompanying notes are an integral part of this statement.

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 35

	2001	2000

Income
Interest income	$ 71,820	$ 209,033
Other income	-	-
	71,820	209,033

Share of loss from Operating Partnerships(Note D)	(1,048,478)	(461,816)

Expenses
Professional fees	12,976	20,860
Fund management fee (Note C)	161,753	158,980
Organization costs	-	-
Amortization	96,939	91,402
General and administrative expenses	31,144	88,137
	302,812	359,379

NET INCOME (LOSS)	$(1,279,470)	$ (612,162)

Net income (loss) allocated to limited partners	$(1,267,675)	$ (606,040)

Net income (loss) allocated to general partner	$ (11,795)	$ (6,122)

Net income (loss) per BAC	$ (.38)	$ (.18)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 36

	2001	2000

Income
Interest income	$ 4,165	$ 57,029
Other income	-	-
	4,165	57,029

Share of loss from Operating Partnerships(Note D)	(575,682)	(157,422)

Expenses
Professional fees	11,156	31,738
Fund management fee (Note C)	114,707	119,185
Organization costs	-	-
Amortization	65,321	64,935
General and administrative expenses	22,642	31,025
	213,826	246,883

NET INCOME (LOSS)	$ (785,343)	$ (347,276)

Net income (loss) allocated to limited partners	$ (777,490)	$ (343,803)

Net income (loss) allocated to general partner	$ (7,853)	$ (3,473)

Net income (loss) per BAC	$ (.37)	$ (.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 37

	2001	2000

Income
Interest income	$ 10,224	$ 299,073
Other income	-	-
	10,224	299,073

Share of loss from Operating Partnerships(Note D)	(459,799)	(45,367)

Expenses
Professional fees	12,498	19,487
Fund management fee (Note C)	123,850	80,091
Organization costs	-	-
Amortization	71,016	64,642
General and administrative expenses	24,886	62,065
	232,250	226,285

NET INCOME (LOSS)	$ (681,825)	$ 27,421

Net income (loss) allocated to limited partners	$ (675,007)	$ 27,147

Net income (loss) allocated to general partner	$ (6,818)	$ 274

Net income (loss) per BAC	$ (.27)	$ .01

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 38

	2001	2000

Income
Interest income	$ 90,796	$ 170,096
Other income	-	-
	90,796	170,096

Share of loss from Operating Partnerships(Note D)	(141,218)	76

Expenses
Professional fees	15,101	9,884
Fund management fee (Note C)	121,599	72,390
Organization costs	-	-
Amortization	26,222	-
General and administrative expenses	33,951	37,917
	196,873	120,191

NET INCOME (LOSS)	$ (247,295)	$ 49,981

Net income (loss) allocated to limited partners	$ (244,822)	$ 49,481

Net income (loss) allocated to general partner	$ (2,473)	$ 500

Net income (loss) per BAC	$ (.10)	$ .02

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 39

	2001	2000

Income
Interest income	$ 115,782	$ 8,405
Other income	-	-
	115,782	8,405

Share of loss from Operating Partnerships(Note D)	(298,274)	-

Expenses
Professional fees	23,975	2,385
Fund management fee (Note C)	89,488	-
Organization costs	-	56,271
Amortization	1,908	-
General and administrative expenses	49,584	26,769
	164,955	85,425

NET INCOME (LOSS)	$ (347,447)	$ (77,020)

Net income (loss) allocated to limited partners	$ (343,973)	$ (76,250)

Net income (loss) allocated to general partner	$ (3,474)	$ (770)

Net income (loss) per BAC	$ (.15)	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 40*

2001

Income
Interest income	$ 115,521
Other income	-
115,521

Share of loss from Operating Partnerships(Note D)	(139)

Expenses
Professional fees	18,408
Fund management fee (Note C)	109,154
Organization costs	27,936
Amortization	-
General and administrative expenses	64,805
220,303

NET INCOME (LOSS)	$ (104,921)

Net income (loss) allocated to limited partners	$ (103,872)

Net income (loss) allocated to general partner	$ (1,049)

Net income (loss) per BAC	$ (.04)

*Series 40 did not commence operations until after December 31,2000, therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 41*

2001

Income
Interest income	$ 6,556
Other income	-
6,556

Share of loss from Operating Partnerships(Note D)	-

Expenses
Professional fees	10,346
Fund management fee (Note C)	26,072
Organization costs	77,330
Amortization	-
General and administrative expenses	37,930
151,678

NET INCOME (LOSS)	$ (145,122)

Net income (loss) allocated to limited partners	$ (143,671)

Net income (loss) allocated to general partner	$ (1,451)

Net income (loss) per BAC	$ (.36)

*Series 41 did not commence operations until after December 31,2000, therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total

Partners' capital (deficit) April 1, 2001	$ 425,102,598	$ (1,084,457)	$ 83,944	$ 424,102,085

Capital contributions	40,720,250	-	-	40,720,250

Selling commissions and registration costs	(5,456,176)	-	-	(5,456,176)

Net income (loss)	(21,518,395)	(216,345)	-	(21,734,740)

Partners' capital (deficit), December 31, 2001	$ 438,848,277	$ (1,300,802)	$ 83,944	$ 437,631,419

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 20
Partners' capital (deficit) April 1, 2001	$ 15,564,875	$ (176,683)	$ -	$ 15,388,192

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,648,229)	(16,649)	-	(1,664,878)

Partners' capital (deficit), December 31, 2001	$ 13,916,646	$ (193,332)	$ -	$ 13,723,314

Series 21
Partners' capital (deficit) April 1, 2001	$ 6,211,561	$ (100,845)	$ 1,196	$ 6,111,912

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(990,593)	(10,006)	-	(1,000,599)

Partners' capital (deficit), December 31, 2001	$ 5,220,968	$ (110,851)	$ 1,196	$ 5,111,313

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 22
Partners' capital (deficit) April 1, 2001	$ 12,134,081	$ (98,728)	$ 651	$ 12,036,004

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,167,351)	(11,791)	-	(1,179,142)

Partners' capital (deficit), December 31, 2001	$ 10,966,730	$ (110,519)	$ 651	$ 10,856,862

Series 23
Partners' capital (deficit) April 1, 2001	$ 19,173,104	$ (94,056)	$ -	$ 19,079,048

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,113,430)	(11,247)	-	(1,124,677)

Partners' capital (deficit), December 31, 2001	$ 18,059,674	$ (105,303)	$ -	$ 17,954,371

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 24
Partners' capital (deficit) April 1, 2001	$ 10,837,860	$ (77,697)	$ 793	$ 10,760,956

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,224,542)	(12,369)	-	(1,236,911)

Partners' capital (deficit), December 31, 2001	$ 9,613,318	$ (90,066)	$ 793	$ 9,524,045

Series 25
Partners' capital (deficit) April 1, 2001	$ 17,658,519	$ (81,676)	$ 965	$ 17,577,808

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,178,924)	(11,908)	-	(1,190,832)

Partners' capital (deficit), December 31, 2001	$ 16,479,595	$ (93,584)	$ 965	$ 16,386,976

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2001
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 26
Partners' capital (deficit) April 1, 2001	$ 26,920,058	$ (71,770)	$ -	$ 26,848,288

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,612,277)	(16,286)	-	(1,628,563)

Partners' capital (deficit), December 31, 2001	$ 25,307,781	$ (88,056)	$ -	$ 25,219,725

Series 27
Partners' capital (deficit) April 1, 2001	$ 15,955,653	$ (47,364)	$ 1,121	$ 15,909,410

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(778,654)	(7,865)	-	(786,519)

Partners' capital (deficit), December 31, 2001	$ 15,176,999	$ (55,229)	$ 1,121	$ 15,122,891

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2001
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 28
Partners' capital (deficit) April 1, 2001	$ 29,851,361	$ (45,692)	$ 4,393	$ 29,810,062

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,382,374)	(13,963)	-	(1,396,337)

Partners' capital (deficit), December 31, 2001	$ 28,468,987	$ (59,655)	$ 4,393	$ 28,413,725

Series 29
Partners' capital (deficit) April 1, 2001	$ 27,373,353	$ (65,569)	$ 6,085	$ 27,313,869

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,392,629)	(14,067)	-	(1,406,696)

Partners' capital (deficit), December, 2001	$ 25,980,724	$ (79,636)	$ 6,085	$ 25,907,173

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2001
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 30
Partners' capital (deficit) April 1, 2001	$ 20,200,230	$ (25,307)	$ 4,661	$ 20,179,584

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,105,238)	(11,164)	-	(1,116,402)

Partners' capital (deficit), December 31, 2001	$ 19,094,992	$ (36,471)	$ 4,661	$ 19,063,182

Series 31
Partners' capital (deficit) April 1, 2001	$ 31,349,114	$ (66,433)	$ 9,568	$ 31,292,249

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,755,676)	(17,734)	-	(1,773,410)

Partners' capital (deficit), December 31, 2001	$ 29,593,438	$ (84,167)	$ 9,568	$ 29,518,839

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2001
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 32
Partners' capital (deficit) April 1, 2001	$ 36,615,677	$ (40,611)	$ 9,478	$ 36,584,544

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,023,934)	(10,343)	-	(1,034,277)

Partners' capital (deficit), December 31, 2001	$ 35,591,743	$ 50,954	$ 9,478	$ 35,550,267

Series 33
Partners' capital (deficit) April 1, 2001	$ 20,701,961	$ (18,951)	$ 12,193	$ 20,695,203

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(460,788)	(4,654)	-	(465,442)

Partners' capital (deficit), December 31, 2001	$ 20,241,173	$ (23,605)	$ 12,193	$ 20,229,761

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2001
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 34
Partners' capital (deficit) April 1, 2001	$ 26,987,961	$ (30,838)	$ -	$ 26,957,123

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,127,246)	(11,386)	-	(1,138,632)

Partners' capital (deficit), December 31, 2001	$ 25,860,715	$ (42,224)	$ -	$ 25,818,491

Series 35
Partners' capital (deficit) April 1, 2001	$ 25,851,826	$ (23,744)	$ 9,975	$ 25,838,057

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,267,675)	(11,795)	-	(1,279,470)

Partners' capital (deficit), December 31, 2001	$ 24,584,151	$ (35,539)	$ 9,975	$ 24,558,587

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2001
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 36
Partners' capital (deficit) April 1, 2001	$ 16,878,445	$ (9,979)	$ -	$ 16,868,466

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(777,490)	(7,853)	-	(785,343)

Partners' capital (deficit), December 31, 2001	$ 16,100,955	$ (17,832)	$ -	$ 16,083,123

Series 37
Partners' capital (deficit) April 1, 2001	$ 21,290,614	$ (3,694)	$ 5,382	$ 21,292,302

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(675,007)	(6,818)	-	(681,825)

Partners' capital (deficit), December 31, 2001	$ 20,615,607	$ (10,512)	$ 5,382	$ 20,610,477

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2001
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 38
Partners' capital (deficit) April 1, 2001	$ 21,503,064	$ (2,277)	$ 4,237	$ 21,505,024

Capital contributions	-	-	-	-

Selling commissions and registration costs	(36)	-	-	(36)

Net income (loss)	(244,822)	(2,473)	-	(247,295)

Partners' capital (deficit), December 31, 2001	$ 21,258,206	$ (4,750)	$ 4,237	$ 21,257,693

Series 39
Partners' capital (deficit) April 1, 2001	$ 19,516,181	$ (1,428)	$ 13,246	$ 19,527,999

Capital contributions	-	-	-	-

Selling commissions and registration costs	(13,303)	-	-	(13,303)

Net income (loss)	(343,973)	(3,474)	-	(347,447)

Partners' capital (deficit), December 31, 2001	$ 19,158,905	$ (4,902)	$ 13,246	$ 19,167,249

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2001
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 40
Partners' capital (deficit) April 1, 2001	$ 2,527,100	$ (1,115)	$ -	$ 2,525,985

Capital contributions	22,893,250	-	-	22,893,250

Selling commissions and registration costs	(3,003,902)	-	-	(3,003,902)

Net income (loss)	(103,872)	(1,049)	-	(104,921)

Partners' capital (deficit), December 31, 2001	$ 22,312,576	$ (2,164)	$ -	$ 22,310,412

Series 41
Partners' capital (deficit) April 1, 2001	$ -	$ -	$ -	$ -

Capital contributions	17,827,000	-	-	17,827,000

Selling commissions and registration costs	(2,438,935)	-	-	(2,438,935)

Net income (loss)	(143,671)	(1,451)	-	(145,122)

Partners' capital (deficit), December 31, 2001	$ 15,244,394	$ (1,451)	$ -	$ 15,242,943

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2001	2000
Cash flows from operating activities:

Net income (loss)	$(21,734,740)	$(15,171,493)
Adjustments
Amortization	423,009	379,662
Distributions from Operating Partnerships	127,035	91,241
Share of Loss from Operating Partnerships	17,093,596	12,201,390
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	319,837	(87,487)
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	1,307,885	(1,660,946)
(Decrease) Increase in accounts payable affiliates	2,200,498	2,083,411
Line of credit	(2,125,548)	(707,516)

Net cash (used in) provided by operating activities	(2,388,428)	2,871,738

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(4,577,446)	(4,331,975)
Capital contributions paid to Operating Partnerships	(34,758,923)	(46,606,651)
Advances to Operating Partnerships	(2,399,638)	3,155,610
Investments	1,808,773	23,099,483

Net cash (used in) provided by investing activities	(39,927,234)	(24,683,533)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	(5,456,176)	(5,183,308)
Capital contributions received	40,720,250	37,438,000

Net cash (used in) provided by financing activities	35,264,074	32,254,692

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,051,588)	4,699,421

Cash and cash equivalents, beginning	21,596,216	15,484,389

Cash and cash equivalents, ending	$ 14,544,628	$ 20,183,810

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ (7,051,588)	$ 18,164,538

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 20

	2001	2000
Cash flows from operating activities:

Net income (loss)	$(1,664,878)	$(1,489,462)
Adjustments
Amortization	2,679	2,679
Distributions from Operating Partnerships	10,437	15,172
Share of Loss from Operating Partnerships	1,369,046	1,211,266
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(116,326)	(127,220)
(Decrease) Increase in accounts payable affiliates	400,823	284,436
Line of credit	-	-

Net cash (used in) provided by operating activities	1,781	(103,129)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 20

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,781	(103,129)

Cash and cash equivalents, beginning	179,335	312,723

Cash and cash equivalents, ending	$ 181,116	$ 209,594

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 21

	2001	2000
Cash flows from operating activities:

Net income (loss)	$(1,000,599)	$ (903,616)
Adjustments
Amortization	1,465	1,465
Distributions from Operating Partnerships	10,499	436
Share of Loss from Operating Partnerships	807,373	746,022
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	939	(187)
(Decrease) Increase in accounts payable affiliates	(30,620)	69,380
Line of credit	-	-
Net cash (used in) provided by operating activities	(210,943)	(86,500)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	222,381	267,604

Net cash (used in) provided by investing activities	222,381	267,604

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 21

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,438	181,104

Cash and cash equivalents, beginning	235,224	272,223

Cash and cash equivalents, ending	246,662	453,327

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 22

	2001	2000
Cash flows from operating activities:

Net income (loss)	$(1,179,142)	$(1,029,227)
Adjustments
Amortization	4,605	4,605
Distributions from Operating Partnerships	6,861	3,910
Share of Loss from Operating Partnerships	967,379	839,524
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	(4,781)	(100)
(Decrease) Increase in accounts payable affiliates	190,944	190,946
Line of credit	-	-

Net cash (used in) provided by operating activities	(14,134)	9,658

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(51,114)	-
Advances to Operating Partnerships	-	-
Investments	(48,219)	141,852

Net cash (used in) provided by investing activities	(99,333)	141,852

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 22

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(113,467)	151,510

Cash and cash equivalents, beginning	352,021	271,654

Cash and cash equivalents, ending	$ 238,554	$ 423,164

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 23

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (1,124,677)	$(1,034,421)
Adjustments
Amortization	6,848	5,406
Distributions from Operating Partnerships	5,238	315
Share of Loss from Operating Partnerships	920,552	852,075
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	34,087	-
(Decrease) Increase in accounts payable affiliates	55,197	180,199
Line of credit	-	-

Net cash (used in) provided by operating activities	(102,755)	3,574

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(340,835)	-
Advances to Operating Partnerships	306,751	-
Investments	-	-

Net cash (used in) provided by investing activities	(34,084)	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 23

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(136,839)	3,574

Cash and cash equivalents, beginning	293,829	339,179

Cash and cash equivalents, ending	$ 156,990	$ 342,753

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 24

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (1,236,911)	$(1,278,413)
Adjustments
Amortization	7,653	7,653
Distributions from Operating Partnerships	4,051	-
Share of Loss from Operating Partnerships	1,004,268	1,064,368
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	3	-
Decrease (Increase) in accounts receivable	(4,433)	(28,415)
(Decrease) Increase in accounts payable affiliates	175,014	75,014
Line of credit	-	-
Net cash (used in) provided by operating activities	(50,358)	(159,793)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	(58,890)	120,474

Net cash (used in) provided by investing activities	(58,890)	120,474

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 24

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(109,248)	(39,319)

Cash and cash equivalents, beginning	362,301	294,853

Cash and cash equivalents, ending	$ 253,053	$ 255,534

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 25

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (1,190,832)	$(1,229,875)
Adjustments
Amortization	11,414	11,414
Distributions from Operating Partnerships	19,293	4,106
Share of Loss from Operating Partnerships	967,482	1,047,328
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	30,681	(30,193)
(Decrease) Increase in accounts payable affiliates	204,507	204,507
Line of credit	-	-

Net cash (used in) provided by operating activities	42,545	7,287

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(21,500)	(352,859)
Advances to Operating Partnerships	-	-
Investments	(71,063)	275,712

Net cash (used in) provided by investing activities	(92,563)	(77,147)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 25

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(50,018)	(69,860)

Cash and cash equivalents, beginning	494,183	526,832

Cash and cash equivalents, ending	$ 444,165	$ 456,972

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 26

	2001	2000
Cash flows from operating activities:

Net income (loss)	$(1,628,563)	$(1,036,676)
Adjustments
Amortization	13,454	13,166
Distributions from Operating Partnerships	13,449	26,510
Share of Loss from Operating Partnerships	1,275,359	746,686
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(18,290)	329,668
(Decrease) Increase in accounts payable affiliates	328,185	328,182
Line of credit	-	-

Net cash (used in) provided by operating activities	(16,406)	407,536

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(509,633)
Advances to Operating Partnerships	-	-
Investments	-	217,461

Net cash (used in) provided by investing activities	-	(292,172)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 26

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,406)	115,364

Cash and cash equivalents, beginning	335,066	201,802

Cash and cash equivalents, ending	$ 318,660	$ 317,166

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 27

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (786,519)	$ (812,971)
Adjustments
Amortization	11,741	11,741
Distributions from Operating Partnerships	8,140	5,863
Share of Loss from Operating Partnerships	521,597	586,626
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	821	536,924
(Decrease) Increase in accounts payable affiliates	136,403	236,403
Line of credit	-	-

Net cash (used in) provided by Operating activities	(107,817)	564,586

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(109,512)	(786,384)
Advances to Operating Partnerships	-	99,549
Investments	(7,543)	357,449

Net cash (used in) provided by investing activities	(117,055)	(329,336)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 27

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(224,872)	235,250

Cash and cash equivalents, beginning	647,352	250,061

Cash and cash equivalents, ending	$ 422,480	$ 485,311

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 28

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (1,396,337)	$ (954,467)
Adjustments
Amortization	2,475	2,475
Distributions from Operating Partnerships	21,949	2,558
Share of Loss from Operating Partnerships	1,178,434	791,224
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	3,243	6,155
(Decrease) Increase in accounts payable affiliates	-	-
Line of credit	-	-

Net cash (used in) provided by operating activities	(190,236)	(152,055)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(596,003)	(1,725,082)
Advances to Operating Partnerships	(275,000)	1,477,458
Investments	657,039	1,203,501

Net cash (used in) provided by investing activities	(213,964)	955,877

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 28

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(404,200)	803,822

Cash and cash equivalents, beginning	1,117,380	1,096,622

Cash and cash equivalents, ending	$ 713,180	$ 1,900,444

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 29

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (1,406,696)	$(1,117,721)
Adjustments
Amortization	2,484	2,449
Distributions from Operating Partnerships	1,966	1,048
Share of Loss from Operating Partnerships	1,163,614	905,672
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(4,096)	62,717
(Decrease) Increase in accounts payable affiliates	125,320	-
Line of credit	-	-

Net cash (used in) provided by operating activities	(117,408)	(145,835)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(1,615)
Capital contributions paid to Operating Partnerships	(283,919)	(1,464,937)
Advances to Operating Partnerships	-	814,943
Investments	78,413	1,181,532

Net cash (used in) provided by investing activities	(205,506)	529,923

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 29

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(322,914)	384,088

Cash and cash equivalents, beginning	875,595	387,679

Cash and cash equivalents, ending	$ 552,681	$ 771,767

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 30

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (1,116,402)	$ (614,627)
Adjustments
Amortization	15,927	15,904
Distributions from Operating Partnerships	15,000	12,818
Share of Loss from Operating Partnerships	929,956	553,487
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	370,263	225,322
(Decrease) Increase in accounts payable affiliates	-	-
Line of credit	-	-

Net cash (used in) provided by operating activities	214,744	192,904

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(12)	(874)
Capital contributions paid to Operating Partnerships	(162,882)	(921,624)
Advances to Operating Partnerships	-	-
Investments	74,011	1,335,776

Net cash (used in) provided by investing activities	(88,883)	413,278

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 30

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	125,861	606,182

Cash and cash equivalents, beginning	735,208	403,328

Cash and cash equivalents, ending	$ 861,069	$ 1,009,510

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 31

	2001	2000
Cash flows from operating activities:

Net income (loss)	$(1,773,410)	$(1,443,791)
Adjustments
Amortization	-	-
Distributions from Operating Partnerships	10,374	2,502
Share of Loss from Operating Partnerships	1,518,946	1,243,646
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	(1,225)
Decrease (Increase) in accounts receivable	(156,623)	140,055
(Decrease) Increase in accounts payable affiliates	-	-
Line of credit	-	-

Net cash (used in) provided by operating activities	(400,713)	(58,813)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(18,095)
Capital contributions paid to Operating Partnerships	(327,137)	(3,821,268)
Advances to Operating Partnerships	200,000	1,706,296
Investments	177,755	1,733,381

Net cash (used in) provided by investing activities	50,618	(399,686)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 31

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(350,095)	(458,499)

Cash and cash equivalents, beginning	1,118,740	1,449,979

Cash and cash equivalents, ending	$ 768,645	$ 991,480

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ 22,855

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 32

	2001	2000
Cash flows from operating activities:

Net income (loss)	$(1,034,277)	$ (530,137)
Adjustments
Amortization	27,443	27,221
Distributions from Operating Partnerships	(2,005)	16,003
Share of Loss from Operating Partnerships	762,995	463,456
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	14,302	1,148,338
(Decrease) Increase in accounts payable affiliates	49,407	248,621
Line of credit	-	-

Net cash (used in) provided by operating activities	(182,135)	1,373,502

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(10,108)	(1,822)
Capital contributions paid to Operating Partnerships	(377,925)	(2,350,707)
Advances to Operating Partnerships	(526,673)	463,475
Investments	474,374	1,622,690

Net cash (used in) provided by investing activities	(440,332)	(266,364)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 32

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(622,467)	1,107,138

Cash and cash equivalents, beginning	1,111,983	240,584

Cash and cash equivalents, ending	$ 489,516	$ 1,347,722

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 33

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (465,442)	$ (249,394)
Adjustments
Amortization	20,460	20,264
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	313,896	197,782
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	126,999
(Decrease) Increase in accounts payable and accrued expenses	(2,536)	-
Decrease (Increase) in accounts receivable	49,526	(126,999)
(Decrease) Increase in accounts payable affiliates	30,329	-
Line of credit	-	-

Net cash (used in) provided by operating activities	(53,767)	(31,348)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(12)	(14,297)
Capital contributions paid to Operating Partnerships	(981,361)	(1,067,259)
Advances to Operating Partnerships	-	(419,401)
Investments	611,183	2,081,675

Net cash (used in) provided by investing activities	(370,190)	580,718

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 33

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(423,957)	549,370

Cash and cash equivalents, beginning	1,147,109	597,735

Cash and cash equivalents, ending	$ 723,152	$ 1,147,105

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 34

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (1,138,632)	$ (487,639)
Adjustments
Amortization	32,955	32,241
Distributions from Operating Partnerships	138	-
Share of Loss from Operating Partnerships	869,109	287,699
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	6,464	561,991
(Decrease) Increase in accounts payable affiliates	219,870	6,539
Line of credit	-	-

Net cash (used in) provided by operating activities	(10,096)	400,831

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(29,037)
Capital contributions paid to Operating Partnerships	(240,788)	(4,754,878)
Advances to Operating Partnerships	275,000	951,050
Investments	-	3,266,100

Net cash (used in) provided by investing activities	34,212	(566,765)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 34

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,116	(165,934)

Cash and cash equivalents, beginning	349,527	672,010

Cash and cash equivalents, ending	$ 373,643	$ 506,076

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 35

	2001	2000
Cash flows from operating activities:

Net income (loss)	$(1,279,470)	$ (612,162)
Adjustments
Amortization	96,939	91,402
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	1,048,478	461,816
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	(1,719)
Decrease (Increase) in accounts receivable	627,957	275,665
(Decrease) Increase in accounts payable affiliates	47,385	40,214
Line of credit	-	-

Net cash (used in) provided by operating activities	541,289	255,216

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(43,443)
Capital contributions paid to Operating Partnerships	(700,592)	(4,552,985)
Advances to Operating Partnerships	-	(128,762)
Investments	277,103	4,595,745

Net cash (used in) provided by investing activities	(423,489)	(129,445)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 35

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	(500)
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	(500)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	117,800	125,271

Cash and cash equivalents, beginning	681,948	701,756

Cash and cash equivalents, ending	$ 799,748	$ 827,027

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 36

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (785,343)	$ (347,276)
Adjustments
Amortization	65,321	64,935
Distributions from Operating Partnerships	1,645	-
Share of Loss from Operating Partnerships	575,682	157,422
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(4,410)	-
Decrease (Increase) in accounts receivable	(68,633)	351,317
(Decrease) Increase in accounts payable affiliates	120,564	57,732
Line of credit	-	-

Net cash (used in) provided by operating activities	(95,174)	284,130

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(4,435)	(92,161)
Capital contributions paid to Operating Partnerships	(295,558)	(3,489,639)
Advances to Operating Partnerships	-	1,035,840
Investments	-	2,430,792

Net cash (used in) provided by investing activities	(299,993)	(115,168)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 36

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	(5,171)
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	(5,171)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(395,167)	163,791

Cash and cash equivalents, beginning	440,801	328,095

Cash and cash equivalents, ending	$ 45,634	$ 491,886

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 37

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (681,825)	$ 27,421
Adjustments
Amortization	71,016	64,642
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	459,799	45,367
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(26,521)	6,530
Decrease (Increase) in accounts receivable	1,524,108	(1,844,411)
(Decrease) Increase in accounts payable affiliates	37,647	(14,130)
Line of credit	-	-

Net cash (used in) provided by operating activities	1,384,224	(1,714,581)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(11,420)	(110,341)
Capital contributions paid to Operating Partnerships	(3,673,502)	(2,820,949)
Advances to Operating Partnerships	997,985	(2,329,743)
Investments	576,017	2,976,497

Net cash (used in) provided by investing activities	(2,110,920)	(2,284,536)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 37

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	(18,876)
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	(18,876)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(726,696)	(4,017,993)

Cash and cash equivalents, beginning	1,357,135	5,952,947

Cash and cash equivalents, ending	$ 630,439	$ 1,934,954

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ 3,584,394

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 38

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (247,295)	$ 49,981
Adjustments
Amortization	26,222	-
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	141,218	(76)
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(2,733)	(422,482)
Decrease (Increase) in accounts receivable	129,669	79,524
(Decrease) Increase in accounts payable affiliates	26,235	14,334
Line of credit	-	(976,349)

Net cash (used in) provided by operating activities	73,316	(1,255,068)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	24,253	(2,305,713)
Capital contributions paid to Operating Partnerships	(3,220,103)	(10,412,126)
Advances to Operating Partnerships	755,920	(515,095)
Investments	(290,670)	(708,808)

Net cash (used in) provided by investing activities	(2,730,600)	(13,941,742)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 38

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	(36)	(2,820,170)
Capital contributions received	-	20,968,000

Net cash (used in) provided by financing activities	(36)	18,147,830

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,657,320)	2,951,020

Cash and cash equivalents, beginning	3,300,784	1,184,327

Cash and cash equivalents, ending	$ 643,464	$ 4,135,347

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 116,325	$ 5,810,428

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 39

	2001	2000
Cash flows from operating activities:

Net income (loss)	$ (347,447)	$ (77,020)
Adjustments
Amortization	1,908	-
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	298,274	-
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(28,722)	331,409
Decrease (Increase) in accounts receivable	(870,392)	(3,221,097)
(Decrease) Increase in accounts payable affiliates	3,538	34,035
Line of credit	-	268,833

Net cash (used in) provided by operating activities	(942,841)	(2,663,840)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(62,404)	(1,714,577)
Capital contributions paid to Operating Partnerships	(4,774,734)	(7,576,321)
Advances to Operating Partnerships	(1,015,112)	-
Investments	1,423,728	-

Net cash (used in) provided by investing activities	(4,428,522)	(9,290,898)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 39

	2001	2000

Continued

Cash flows from financing activities:

Sales and registration costs paid	(13,303)	(2,338,591)
Capital contributions received	-	16,470,000

Net cash (used in) provided by financing activities	(13,303)	14,131,409

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,384,666)	2,176,671

Cash and cash equivalents, beginning	5,907,337	-

Cash and cash equivalents, ending	$ 522,671	$ 2,176,671

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 334,686	$ 8,746,861

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 40* 2001
Cash flows from operating activities:

Net income (xloss)	$ (104,921)
Adjustments
Amortization	-
Distributions from Operating Partnerships	-
Share of Loss from Operating Partnerships	139
Changes in assets and liabilities
Decrease (Increase) in organization costs	-
(Decrease) Increase in accounts payable and accrued expenses	(32,225)
Decrease (Increase) in accounts receivable	1,524,317
(Decrease) Increase in accounts payable affiliates	47,350
Line of credit	(2,125,548)

Net cash (used in) provided by operating activities	(690,888)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(2,538,649)
Capital contributions paid to Operating Partnerships	(12,429,726)
Advances to Operating Partnerships	(1,321,601)
Investments	(2,286,846)

Net cash (used in) provided by investing activities	(18,576,822)

*Series 40 did not commence operations until after December 31, 2000, therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 40* 2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	(3,003,902)
Capital contributions received	22,893,250

Net cash (used in) provided by financing activities	19,889,348

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	621,638

Cash and cash equivalents, beginning	553,358

Cash and cash equivalents, ending	$ 1,174,996

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 240,569

*Series 40 did not commence operations until after December 31, 2000, therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 41* 2001
Cash flows from operating activities:

Net income (loss)	$ (145,122)
Adjustments
Amortization	-
Distributions from Operating Partnerships	-
Share of Loss from Operating Partnerships	-
Changes in assets and liabilities
Decrease (Increase) in organization costs	-
(Decrease) Increase in accounts payable and accrued expenses	416,984
Decrease (Increase) in accounts receivable	(1,764,918)
(Decrease) Increase in accounts payable affiliates	32,400
Line of credit	-

Net cash (used in) provided by operating activities	(1,460,656)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(1,974,659)
Capital contributions paid to Operating Partnerships	(6,171,732)
Advances to Operating Partnerships	(1,796,908)
Investments	-

Net cash (used in) provided by investing activities	(9,943,299)

*Series 41 did not commence operations until after December 31, 2000, therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 41* 2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	(2,438,935)
Capital contributions received	17,827,000

Net cash (used in) provided by financing activities	15,388,065

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,984,110

Cash and cash equivalents, beginning	-

Cash and cash equivalents, ending	$ 3,984,110

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 9,569,307

*Series 41 did not commence operations until after December 31, 2000, therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS
December 31, 2001
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

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2001
(Unaudited)

NOTE A - ORGANIZATION (continued)
Series	Closing Date	BACs Sold	Equity Raised
Series 29	June 10, 1997	3,991,800	$39,918,000
Series 30	September 10, 1997	2,651,000	$26,490,750
Series 31	January 18, 1998	4,417,857	$44,057,750
Series 32	June 23, 1998	4,754,198	$47,431,000
Series 33	September 21, 1998	2,636,533	$26,362,000
Series 34	February 11, 1999	3,529,319	$35,273,000
Series 35	June 28, 1999	3,300,463	$33,004,630
Series 36	September 28, 1999	2,106,837	$21,068,375
Series 37	January 28, 2000	2,512,500	$25,125,000
Series 38	July 31, 2000	2,543,100	$25,431,000
Series 39	January 31, 2001	2,292,152	$22,921,000
Series 40	July 31, 2001	2,630,257	$26,629,250
Series 41	January 31, 2002	2,896,626	$28,966,260

The Fund commenced offering BACs in Series 42 on February 1, 2002, but had not admitted any BAC holders to the Fund as of the date of this filing.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of December 31, 2001 and for the three and nine months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2001
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES (continued)

The amortized cost of securities available for sale as of December 31, 2001 by contractual maturity are as follows:

Amortized Cost

Due in one year or less	$4,412,605
Due after one year	1,533,707
Total	$5,946,312

The fair market value of the securities is $6,030,256. The difference being an unrealized gain on securities available for sale of $83,944, as of December 31, 2001.

Amortization

The Fund began amortizing unallocated and deferred acquisition costs over 330 months as of June 1999. Each Series begins amortizing costs once they have completed investing in operating partnerships. Accumulated amortization of acquisition costs by Series as of December 31, 2001 and 2000 is as follows:
	2001	2000
Series 20	$ 9,824	$ 6,251
Series 21	5,373	3,419
Series 22	16,884	10,745
Series 23	20,783	11,652
Series 24	28,063	17,858
Series 25	28,183	17,934
Series 26	48,466	30,528
Series 27	41,104	26,157
Series 28	9,076	5,776
Series 29	8,969	5,652
Series 30	58,275	37,043
Series 32	82,411	52,212
Series 33	74,104	46,843
Series 34	117,445	74,095
Series 35	334,161	211,299
Series 36	225,011	140,708
Series 37	154,200	64,644
Series 38	23,964	-

	$1,286,296	$762,816

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2001
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Services, Inc., and Boston Capital Asset Management L.P. as follows:

For the quarter ended December 31, 2001, Boston Capital Services, Inc. received $263,145 for Series 41 as Dealer-Manager fees for marketing advice and investment banking services performed at the time of the Fund's offering of BACs. Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39 and Series 40 completed payment of all Dealer-Manager fees prior to the quarter ended December 31, 2001.

Boston Capital Holdings L.P. is entitled to asset acquisition fees for selecting, evaluating, structuring, negotiating, and closing the Fund's acquisition of interest in the Operating Partnerships. During the quarter ended December 31, 2001, Series 41 paid $1,172,915 for acquisition fees to Boston Capital Holdings Limited Partnership. Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39 and Series 40 completed payment of all acquisition fees prior to the quarter ended December 31, 2001.

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued or paid to Boston Capital Asset Management L.P.

The fund management fees accrued for the quarters ended December 31, 2001 and 2000 are as follows:
	2001	2000
Series 20	94,812	$94,811
Series 21	56,460	56,460
Series 22	63,648	63,648
Series 23	60,066	60,066
Series 24	58,338	58,338
Series 25	68,170	68,170
Series 26	109,395	109,395
Series 27	78,801	78,801
Series 29	84,495	-
Series 32	83,187	82,875
Series 33	43,443	42,333
Series 34	73,290	-
Series 35	15,794	54,660
Series 36	40,188	41,571
Series 37	33,487	-
Series 38	8,745	4,949
Series 39	1,870	-
Series 40	16,398	-
Series 41	26,072	-
	$1,016,659	$816,077

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2001
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the quarters ended December 31, 2001 and 2000 are as follows:
	2001	2000
Series 21	$ 200,000	$ -
Series 23	125,000	-
Series 27	100,000	-
Series 28	83,529	83,502
Series 29	100,000	84,495
Series 30	55,179	55,179
Series 31	99,360	98,676
Series 32	-	-
Series 33	-	-
Series 34	-	73,155
Series 35	41,256	41,253
Series 36	-	8,779
Series 37	31,407	31,407
Series 38	31,788	31,789
Series 39	28,650	-
Series 40	10,946	-
	$ 907,115	$ 508,235

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2001 and 2000 the Fund has limited partnership interests in 403 and 377 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at December 31, 2001 and 2000 is as follows:
	2001	2000
Series 20	24	24
Series 21	14	14
Series 22	29	29
Series 23	22	22
Series 24	24	24
Series 25	22	22
Series 26	45	45
Series 27	16	16
Series 28	26	26
Series 29	22	22
Series 30	20	20
Series 31	27	27
Series 32	17	16
Series 33	10	10
Series 34	14	14

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)
	2001	2000
Series 35	11	11
Series 36	11	11
Series 37	7	7
Series 38	10	9
Series 39	9	8
Series 40	15	-
Series 41	8	-
	403	377

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at December 31, 2001 and 2000 are as follows:
	2001	2000
Series 20	$ 388,026	$ 388,026
Series 21	689,358	683,688
Series 22	487,655	538,769
Series 23	117,797	458,632
Series 24	1,214,204	1,214,206
Series 25	2,073,892	2,083,892
Series 26	2,197,433	2,199,426
Series 27	203,270	346,473
Series 28	148,783	744,786
Series 29	304,770	596,044
Series 30	734,420	1,570,777
Series 31	1,030,019	1,350,694
Series 32	1,050,342	2,293,530
Series 33	751,366	2,149,700
Series 34	807,004	1,263,677
Series 35	1,699,286	2,298,776
Series 36	1,164,642	2,019,895
Series 37	2,165,429	8,645,227
Series 38	1,318,487	5,962,594
Series 39	2,930,161	11,824,628
Series 40	4,555,861	-
Series 41	7,999,663	-
	$34,031,868	$48,633,440

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2001
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2001.

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months ended September 30,
(Unaudited)

Series 20

	2001	2000

Revenues
Rental	$ 6,940,138	$ 6,539,532
Interest and other	406,942	359,674
	7,347,080	6,899,206

Expenses
Interest	2,413,877	2,260,621
Depreciation and amortization	2,135,869	2,210,042
Operating expenses	4,245,073	3,674,364
	8,794,819	8,145,027

NET LOSS	$(1,447,739)	$(1,245,821)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(1,369,046)	$(1,211,266)

Net loss allocated to other partners	$ (14,477)	$ (12,458)

Net loss suspended	$ (64,216)	$ (22,097)

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
December 31, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months ended September 30,
(Unaudited)

Series 21

	2001	2000

Revenues
Rental	$ 3,773,765	$ 3,696,929
Interest and other	83,394	88,073
	3,857,159	3,785,002

Expenses
Interest	1,454,355	1,407,843
Depreciation and amortization	851,541	888,334
Operating expenses	2,366,792	2,242,383
	4,672,688	4,538,560

NET LOSS	$ (815,529)	$ (753,558)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (807,373)	$ (746,022)

Net loss allocated to other Partners	$ (8,156)	$ (7,536)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months ended September 30,
(Unaudited)

Series 22
	2001	2000

Revenues
Rental	$ 3,681,823	$ 3,589,014
Interest and other	261,263	213,666
	3,943,086	3,802,680

Expenses
Interest	1,037,502	1,005,163
Depreciation and amortization	1,421,779	1,372,534
Operating expenses	2,460,955	2,272,987
	4,920,236	4,650,684

NET LOSS	$ (977,150)	$ (848,004)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (967,379)	$ (839,524)

Net loss allocated to other Partners	$ (9,771)	$ (8,480)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months ended September 30,
(Unaudited)

Series 23

	2001	2000

Revenues
Rental	$ 4,272,487	$ 4,126,360
Interest and other	257,384	207,470
	4,529,871	4,333,830

Expenses
Interest	1,349,511	1,316,728
Depreciation and amortization	1,426,050	1,396,265
Operating expenses	2,684,160	2,481,519
	5,459,721	5,194,512

NET LOSS	$ (929,850)	$ (890,682)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (920,552)	$ (852,075)

Net loss allocated to other Partners	$ (9,298)	$ (8,607)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months ended September 30,
(Unaudited)

Series 24
	2001	2000

Revenues
Rental	$ 3,656,842	$ 3,889,659
Interest and other	109,920	93,254
	3,766,762	3,982,913

Expenses
Interest	1,212,241	1,367,773
Depreciation and amortization	1,316,840	1,419,185
Operating expenses	2,252,092	2,271,074
	4,781,173	5,058,032

NET LOSS	$(1,014,411)	$(1,075,119)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(1,004,268)	$(1,064,368)

Net loss allocated to other Partners	$ (10,143)	$ (10,751)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months ended September 30,
(Unaudited)

Series 25
	2001	2000

Revenues
Rental	$ 5,494,556	$ 5,458,461
Interest and other	128,689	138,695
	5,623,245	5,597,156

Expenses
Interest	1,762,209	1,678,736
Depreciation and amortization	1,579,408	1,578,367
Operating expenses	3,522,748	3,518,083
	6,864,365	6,775,186

NET LOSS	$(1,241,120)	$(1,178,030)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (967,482)	$(1,047,328)

Net loss allocated to other Partners	$ (12,411)	$ (11,780)

Net loss suspended	$ (261,227)	$ (118,922)

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
December 31, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months ended September 30,
(Unaudited)

Series 26
	2001	2000

Revenues
Rental	$ 6,589,740	$ 6,821,755
Interest and other	328,127	315,994
	6,917,867	7,137,749

Expenses
Interest	2,172,169	1,830,418
Depreciation and amortization	2,101,541	2,154,079
Operating expenses	4,008,464	3,907,480
	8,282,174	7,891,977

NET LOSS0	$(1,364,307)	$ (754,228)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(1,275,359)	$ (746,686)

Net loss allocated to other Partners	$ (13,643)	$ (7,542)

Net loss suspended	$ (75,305)	$ -

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
December 31, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months ended September 30,
(Unaudited)

Series 27
	2001	2000

Revenues
Rental	$ 4,947,414	$ 6,102,259
Interest and other	87,773	252,486
	5,035,187	6,354,745

Expenses
Interest	2,288,996	2,336,826
Depreciation and amortization	1,077,337	1,760,635
Operating expenses	2,257,463	2,849,836
	5,623,796	6,947,297

NET LOSS	$ (588,609)	$ (592,552)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (521,597)	$ (586,626)

Net loss allocated to other Partners	$ (5,886)	$ (5,926)

Net loss suspended	$ (61,126)	$ -

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
December 31, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months ended September 30,
(Unaudited)

Series 28
	2001	2000

Revenues
Rental	$ 4,271,200	$ 4,203,389
Interest and other	111,176	129,317
	4,382,376	4,332,706

Expenses
Interest	1,326,496	1,175,698
Depreciation and amortization	1,626,517	1,618,880
Operating expenses	2,619,700	2,337,344
	5,572,713	5,131,922

NET LOSS	$(1,190,337)	$ (799,216)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(1,178,434)	$ (791,224)

Net loss allocated to other Partners	$ (11,903)	$ (7,992)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months ended September 30,
(Unaudited)

Series 29
	2001	2000

Revenues
Rental	$ 4,862,874	$ 4,866,164
Interest and other	237,064	261,549
	5,099,938	5,127,713

Expenses
Interest	1,491,616	1,517,706
Depreciation and amortization	1,861,687	1,675,313
Operating expenses	2,922,002	2,849,515
	6,275,305	6,042,534

NET LOSS	$(1,175,367)	$ (914,821)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(1,163,614)	$ (905,672)

Net loss allocated to other Partners	$ (11,753)	$ (9,149)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months ended September 30,
(Unaudited)

Series 30
	2001	2000

Revenues
Rental	$ 3,486,635	$ 3,056,039
Interest and other	146,179	91,773
	3,632,814	3,147,812

Expenses
Interest	1,039,282	896,794
Depreciation and amortization	1,142,583	897,593
Operating expenses	2,390,298	1,912,503
	4,572,163	3,706,590

NET LOSS	$ (939,349)	$ (559,078)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (929,956)	$ (553,487)

Net loss allocated to other Partners	$ (9,393)	$ (5,591)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months ended September 30,
(Unaudited)

Series 31
	2001	2000

Revenues
Rental	$ 7,260,860	$ 6,617,944
Interest and other	406,639	278,087
	7,667,499	6,896,031

Expenses
Interest	2,025,550	1,990,773
Depreciation and amortization	2,679,825	2,177,113
Operating expenses	4,496,413	3,984,352
	9,201,788	8,152,238

NET LOSS	$(1,534,289)	$(1,256,207)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(1,518,946)	$(1,243,646)

Net loss allocated to other Partners	$ (15,343)	$ (12,561)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months ended September 30,
(Unaudited)

Series 32
	2001	2000

Revenues
Rental	$ 3,938,468	$ 3,566,595
Interest and other	284,568	232,338
	4,223,036	3,798,933

Expenses
Interest	1,162,512	1,324,932
Depreciation and amortization	1,462,978	940,638
Operating expenses	2,416,730	2,001,500
	5,042,220	4,267,070

NET LOSS	$ (819,184)	$ (468,137)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (762,995)	$ (463,456)

Net loss allocated to other Partners	$ (8,192)	$ (4,681)

Net loss suspended	$ (47,997)	$ -

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months ended September 30,
(Unaudited)

Series 33
	2001	2000

Revenues
Rental	$ 2,244,342	$ 1,640,602
Interest and other	135,498	53,711
	2,379,840	1,694,313

Expenses
Interest	762,961	685,561
Depreciation and amortization	578,436	343,721
Operating expenses	1,355,510	864,811
	2,696,907	1,894,093

NET LOSS	$ (317,067)	$ (199,780)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (313,896)	$ (197,782)

Net loss allocated to other Partners	$ (3,171)	$ (1,998)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months ended September 30,
(Unaudited)

Series 34
	2001	2000

Revenues
Rental	$ 4,075,377	$ 3,111,880
Interest and other	257,048	147,275
	4,332,425	3,259,155

Expenses
Interest	1,443,804	1,166,766
Depreciation and amortization	1,582,324	671,247
Operating expenses	2,184,185	1,711,747
	5,210,313	3,549,760

NET LOSS	$ (877,888)	$ (290,605)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (869,109)	$ (287,699)

Net loss allocated to other Partners	$ (8,779)	$ (2,906)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months ended September 30,

Series 35
	2001	2000

Revenues
Rental	$ 2,706,463	$ 772,038
Interest and other	117,775	157,860
	2,824,238	929,898

Expenses
Interest	1,416,107	333,735
Depreciation and amortization	990,701	227,091
Operating expenses	1,476,499	835,553
	3,883,307	1,396,379

NET LOSS	$(1,059,069)	$ (466,481)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(1,048,478)	$ (461,816)

Net loss allocated to other Partners	$ (10,591)	$ (4,665)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months ended September 30,
(Unaudited)

Series 36
	2001	2000

Revenues
Rental	$ 2,035,600	$ 1,766,045
Interest and other	104,271	136,684
	2,139,871	1,902,729

Expenses
Interest	817,950	731,233
Depreciation and amortization	831,425	319,700
Operating expenses	1,071,994	1,010,809
	2,721,369	2,061,742

NET LOSS	$ (581,498)	$ (159,013)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (575,682)	$ (157,422)

Net loss allocated to other Partners	$ (5,816)	$ (1,591)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months ended September 30,
(Unaudited)

Series 37
	2001	2000

Revenues
Rental	$ 1,902,577	$ 61,694
Interest and other	82,050	5,665
	1,984,627	67,459

Expenses
Interest	485,978	25,962
Depreciation and amortization	797,130	66,802
Operating expenses	1,165,961	20,520
	2,449,069	113,284

NET LOSS	$ (464,442)	$ (45,825)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (459,799)	$ (45,367)

Net loss allocated to other Partners	$ (4,643)	$ (458)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months ended September 30,
(Unaudited)

Series 38
	2001	2000

Revenues
Rental	$ 772,554	$ 63,188
Interest and other	8,521	1,196
	781,075	64,384

Expenses
Interest	263,280	12,260
Depreciation and amortization	214,105	19,791
Operating expenses	446,334	32,256
	923,719	64,307

NET LOSS	$ (142,644)	$ 77

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (141,218)	$ 76

Net loss allocated to other Partners	$ (1,426)	$ 1

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2000
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months ended September 30,
(Unaudited)

Series 39* 2001

Revenues
Rental	$ 168,083
Interest and other	751
168,834

Expenses
Interest	196,789
Depreciation and amortization	143,581
Operating expenses	129,752
470,122

NET LOSS	$ (301,288)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (298,274)

Net loss allocated to other Partners	$ (3,014)

*The Operating Partnerships in Series 39 did not commence operations until after September 30, 2000 therefore, they do not have comparative information to report.

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2000
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months ended September 30,
(Unaudited)

Series 40* 2001

Revenues
Rental	$ 13,615
Interest and other	983
14,598

Expenses
Interest	5,115
Depreciation and amortization	1,087
Operating expenses	8,536
14,738

NET LOSS	$ (140)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (139)

Net loss allocated to other Partners	$ (1)

*The Operating Partnerships in Series 40 did not commence operations until after September 30, 2000 therefore, they do not have comparative information to report.

**The Operating Partnerships in Series 41 did not commence operations until after September 30, 2001, therefore, they do not have current or comparative information to report.

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2001
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS-CONTINUED

When comparing the results of operations from the Operating Partnerships for the nine months ended September 30, 2001 and 2000 numerous variances, some material in nature, exist. The variances, in most cases, are the result of a number of factors including an increase in the number of Operating Partnerships owned, an increase in the number which have completed construction, and an increase in the number which have completed the lease-up phase.

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

Boston Capital Tax Credit Fund IV LP and other Funds sponsored and offered by Boston Capital Services, Inc. have entered into a line of credit financing agreement with Fleet National Bank whereby they can collectively borrow up to $40 million for up to 180 days to meet short-term cash needs required for the investment in certain Operating Partnerships. Under the terms of the agreement, the Fund pledges their interest in a particular Operating Partnership in order to draw funds from the line. The repayment of any draws is anticipated to be made once the Fund has received sufficient Investor proceeds. Repayments on the line are tied to specific Operating Partnerships, which are then released as collateral by the bank. As of December 31, 2001 Boston Capital Tax Credit Fund IV LP had no amounts outstanding on the line of credit.

The Fund is currently accruing the fund management fee for Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 29, Series 32, Series 33, Series 34 and Series 36. The fund is also accruing a portion of the fund management fee for Series 35, Series 37, Series 38, Series 39, Series 40 and Series 41. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Fund receives sales or refinancing proceeds from the Operating Partnerships, which will be used to satisfy such liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund. The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations.

Capital Resources

The Fund offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250 and $17,827,000 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,257 and 1,782,700 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40 and Series 41, respectively as of December 31, 2001.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $28,614,472.

During the quarter ended December 31, 2001, Series 20 did not record any releases of capital contributions. Series 20 has outstanding contributions payable in the amount of $388,026 as of December 31, 2001. Of the amount outstanding, $252,771 has been advanced to the Operating Partnerships. The advances will be converted to capital and the remaining contributions of $132,255 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 21

The Fund commenced offering BACs in Series 21 on July 1, 1994. Offers and sales of BACs in Series 21 were completed on December 31, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,730.

During the quarter ended December 31, 2001, Series 21 did not record any releases of capital contributions. Series 21 has outstanding contributions payable in the amount of $689,358 as of December 31, 2001. Of the amount outstanding, $641,540 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $47,818 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 22

The Fund commenced offering BACs in Series 22 on October 10, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748.

During the quarter ended December 31, 2001, Series 22 did not record any releases of capital contributions. Series 22 has outstanding contributions payable in the amount of $487,655 as of December 31, 2001. Of the amount outstanding, $450,981 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $36,674 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on September 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278.

During the quarter ended December 31, 2001, Series 23 recorded capital contributions releases of $340,836. Series 23 has outstanding contributions payable of $117,797 as of December 31, 2001, all of which has previously been advanced or loaned to the Operating Partnerships. The advances and loans will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,980,237.

During the quarter ended December 31, 2001, Series 24 did not record any releases of capital contributions. Series 24 has outstanding contributions payable in the amount of $1,214,204 as of December 31, 2001. Of the amount outstanding, $1,104,467 has been advanced or loaned to the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $109,737 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 25

The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,472,722.

During the quarter ended December 31, 2001, Series 25 recorded capital contribution releases of $11,500. Series 25 has outstanding contributions payable in the amount of $2,073,892 as of December 31, 2001. Of the amount outstanding, $1,671,966 has been advanced or loaned to some of the Operating Partnerships. In addition, $20,000 has been funded into and escrow account on behalf of one of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $401,926, will be released from the escrow account and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 25, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,390,862.

During the quarter ended December 31, 2001, Series 26 did not record any releases of capital contributions. Series 26 has outstanding contributions payable in the amount of $2,197,433 as of December 31, 2001. Of the amount outstanding, $2,072,239 has been advanced or loaned to some of the Operating Partnerships. In addition, $30,031 has been funded into escrow accounts on behalf of other Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $125,194, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their Partnership agreements.

Series 27

The Fund commenced offering BACs in Series 27 on June 24, 1996. Offers and sales of BACs in Series 27 were completed on September 17, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,901,046.

During the quarter ended December 31, 2001, Series 27 did not record any capital contribution releases. Series 27 has outstanding contributions payable in the amount of $203,270 as of December 31, 2001. Of the amount outstanding, $6,500 has been advanced to the Operating Partnerships. The advances will be converted to capital and the remaining contributions of $196,770 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 28

The Fund commenced offering BACs in Series 28 on September 30,1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,261,233.

During the quarter ended December 31, 2001, Series 28 did not record any releases of capital contributions. Series 28 has outstanding contributions payable in the amount of $148,783 as of December 31, 2001. The remaining contributions will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877.

During the quarter ended December 31, 2001, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable in the amount of $304,770 as of December 31, 2001. Of the amount outstanding, $20,935 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $283,835 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 30

The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,492,770.

During the quarter ended December 31, 2001, Series 30 recorded capital contribution releases of $147,085. Series 30 has outstanding contributions payable in the amount of $734,420 as of December 31, 2001. Of the amount outstanding, $339,908 has been advanced or loaned to the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $394,512, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100.

During the quarter ended December 31, 2001, Series 31 did not record any releases of capital contributions. Series 31 has outstanding contributions payable in the amount of $1,030,019 as of December 31, 2001. Of the amount outstanding, $655,675 has been loaned to some of the Operating Partnerships. In addition, $25,000 has been funded into an escrow account on behalf of one of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $374,344, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 32

The Fund commenced offering BACs in Series 32 on January 19, 1998. Offers and sales of BACs in Series 32 were completed on June 23, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $34,121,207. The series has also purchased assignments in Bradley Phase I of Massachusetts LLC, Bradley Phase II of Massachusetts LLC, Byam Village of Massachusetts LLC,Hanover Towers of Massachusetts LLC, Harbor Towers of Massachusetts LLC and Maple Hill of Massachusetts LLC. Under the terms of the Assignments of Membership Interests dated December 1, 1998 the series is entitled to certain profits, losses, tax credits, cash flow, proceeds from capital transactions and capital account as defined in the individual Operating Agreements. The series utilized $1,092,847 of funds available to invest in Operating Partnerships for this investment.

During the quarter ended December 31, 2001, Series 32 did not record any releases of capital contributions. Series 32 has outstanding contributions payable in the amount of $1,050,342 as of December 31, 2001. Of the amount outstanding, $534,572 has been loaned or advanced to the Operating Partnerships. In addition, $125,000 has been funded into escrow accounts on behalf of other Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $515,770, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,614,594.

During the quarter ended December 31, 2001, Series 33 did not record any capital contribution releases. Series 33 has outstanding contributions payable in the amount of $751,366 as of December 31, 2001. Of the amount outstanding, $113,575 has been loaned to the Operating Partnerships. In addition, $125,000 has been funded into an escrow account on behalf of other Operating Partnerships. The loans will be converted to capital and the remaining contributions of $637,791, will be released from the escrow account and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 34

The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $25,754,977.

During the quarter ended December 31, 2001, Series 34 recorded capital contribution releases of $215,312. Series 34 has outstanding contributions payable the Operating Partnerships in the amount of $807,004 as of December 31, 2001. Of the amount outstanding, $654,702 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $152,302, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 25, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,147,034.

During the quarter ended December 31, 2001, Series 35 recorded capital contribution releases of $84,858. Series 35 has outstanding contributions payable in the amount of $1,699,286 as of December 31, 2001. Of the amount outstanding, $817,708 has been loaned to some of the Operating Partnerships. In addition, $10,855 has been funded into escrow accounts on behalf of other Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $818,578, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,273,148.

During the quarter ended December 31, 2001, Series 36 recorded capital contribution releases of $110,856. Series 36 has outstanding contributions payable in the amount of $1,164,642 as of December 31, 2001. Of the amount outstanding, $1,120,966 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $43,676, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,719,332.

During the quarter ended December 31, 2001, Series 37 recorded capital contribution releases of $155,319. Series 37 has outstanding contributions payable in the amount of $2,165,429 as of December 31, 2001. Of the amount outstanding, $1,733,152 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $432,277, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

During the quarter ended December 31, 2001, Series 38 recorded capital contribution releases of $1,233,688. Series 38 has outstanding contributions payable in the amount of $1,318,487 as of December 31, 2001. The remaining contributions will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,034,036 as of December 31, 2001. In addition the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended December 31, 2001, Series 39 recorded capital contribution releases of $1,472,545. Series 39 has outstanding contributions payable in the amount of $2,930,161 as of December 31, 2001. The advances will be converted to capital and the remaining contributions of $2,930,161 will be released from available net offering proceeds and secured notes receivable when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $18,309,475 as of December 31, 2001. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended December 31, 2001, Series 40 recorded capital contribution releases of $2,930,420. Series 40 has outstanding contributions payable in the amount of $4,555,861 as of December 31, 2001. Of the amount outstanding, $1,321,601 has been loaned or advanced to some of the Operating Partnerships and $381,100 has been funded into an escrow account on behalf of other Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $3,234,260 will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 41

The Fund commenced offering BACs in Series 41 on August 1, 2001. Offers and sales of BACs in Series 41 were completed on January 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 8 Operating Partnerships in the amount of $14,171,395 as of December 31, 2001.

During the quarter ended December 31, 2001, Series 41 recorded capital contribution releases of $2,579,074. Series 41 has outstanding contributions payable in the amount of $7,999,663 as of December 31, 2001. The remaining contributions will be released from the available net offering proceeds and future offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Line of Credit

Boston Capital Tax Credit Fund IV LP and other Funds sponsored and offered by Boston Capital Services, Inc. have entered into a line of credit financing agreement with Fleet National Bank whereby they can collectively borrow up to $40 million for up to 180 days to meet short-term cash needs required for the investment in certain Operating Partnerships. Under the terms of the agreement, the Fund pledges their interest in a particular Operating Partnership in order to draw funds from the line. The repayment of any draws is anticipated to be made once the Fund has received sufficient Investor proceeds. Repayments on the line are tied to specific Operating Partnerships, which are then released as collateral by the bank. As of December 31, 2001 Boston Capital Tax Credit Fund IV LP had no amounts outstanding on the line of credit.

Results of Operations

As of December 31, 2001 and 2000 the Fund held limited partnership interests in 403 and 377 Operating Partnerships, respectively. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Fund's results of operations for future periods will vary significantly from those for the period ended December 31, 2001 as Series 38, Series 39, Series 40 and Series 41 continue to use the funds raised to invest in partnership interests of additional Operating Partnerships, and the Fund continues to offer BACs in Series 42.

The increase in net loss per BAC for Series 32 through Series 38 of the Fund for the current nine-month period is a result of a decrease in interest income and an increase in the losses from Operating Partnerships reported each series. Interest income reported is expected to decrease for each series is expected to decrease from year to year as contributions earned in the first year are expended on payments to Operating Partnerships in subsequent years. Losses reported from Operating Partnerships are expected to increase until the series has fully invested in its Operating Partnerships and they achieve stabilized operations.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred for the quarter ended December 31, 2001 for Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39 and Series 40 were $89,498, $54,872, $60,282, $55,627, $57,588, $52,519, $77,745, $78,801, $53,029, $58,995, $29,429, $96,268, $67,343, $35,245, $60,074, $57,051, $40,188, $43,956, $40,533, $30,520, $49,236 and $26,072, respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

Series 20

As of December 31, 2001 and 2000 the average Qualified Occupancy for the series was 100%. The series had a total of 24 properties at December 31, 2001, all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 20 reflects a net loss from Operating Partnerships of $1,447,739. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $688,130. This is an interim period estimate; it is not indicative of the final year end results.

Breeze Cove Limited Partnership (Breeze Cove Apartments) operated significantly below breakeven during 2001 due to high operating expenses, low occupancy, poor tenant rental collections and high debt. As of January 1, 2002, the property management company was replaced with Oakbrook Corporation, which has already improved tenant collections. The management company's marketing plan includes newspaper advertising and improving relationships with local churches, employers, and agencies that could provide tenants referrals. The new management company will also improve the screening of new tenants. Operating expenses are expected to decrease in 2002, due to decreases in maintenance as a result of cost efficiencies related to the relatively large number of properties managed by Oakbrook Corporation in the Port Washington area. Operating expenses for 2001 declined by 10% versus 2000. The Investment Limited Partner and the Operating General Partners continue to explore alternatives to refinance the first mortgage on the property. The Operating General Partner and Investment Limited Partner have continued to fund operating deficits as needed. The property is not expected to break even until the debt is restructured. The mortgage, property taxes, insurance, and accounts payable are current as of December 31, 2001.

Effective November 28, 2000, East Douglas Apartments Limited Partnership (East Douglas Apartments) retained Van Rooy Properties for property management. Several occupancy and financial issues have been addressed since the management agent change. The average occupancy through December 2001 was 97%. The accounts payable balance of $41,000 as of September 30, 2001 was reduced to approximately $7,000 at year-end, as a result of a 2001 tax payment reimbursement. The Operating General Partner is currently negotiating a transfer of General Partner interest to the current management company. The management company will not accept the General Partner interest until the partnership has received approval from HUD to increase rents and the property can sustain breakeven operations. The mortgage, property taxes, insurance, and accounts payable are current as of December 31, 2001.

Series 21

As of the December 31, 2001 and 2000 the average Qualified Occupancy for the series was 100% and 99.9%, respectively. The series had a total of 14 properties at December 31, 2001. All of which were at 100% Qualified Occupancy.

For the nine months being reported Series 21 reflects a net loss from Operating Partnerships of $815,529. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss from operations of $36,012. This is an interim period estimate; it is not indicative of the final year end results.

Atlantic City Housing Urban Renewal Associates L.P. (Atlantic City Apartments) continued to operate below breakeven for the fourth quarter of 2001. The Operating Partnership will continue to show deficits with respect to operational issues for the foreseeable future. As a result the Operating Partnership filed for protection under Chapter 11 of the Bankruptcy Code in June of 2001. The Operating General Partner is currently working to develop a restructuring plan that is acceptable to the court and major creditors. It is expected that the plan will be completed in mid 2002. The bankruptcy court has authorized a cash collateral account to ensure the payment of the property operating expenses. Occupancy for the fourth quarter of 2001 decreased to 88%. HUD has not approved nor will approve any further rental of the vacant units until some minor safety code violations are addressed. The Operating General Partner is diligently working toward resolving these violations by early 2002. During the first quarter of 2002, consideration will be given to a number of possible scenarios where the partnership could be restructured with a different tenant base. Ideas that are currently being considered include working with a non-profit organization which owns a church adjacent to the property. The non-profit organization has expressed interest in becoming the General Partner with the Fund remaining as the Investment Limited Partner.

Centrum Fairfax LP (Forest Glen at Sully Station) experienced low occupancy in 2001, which resulted in negative cash flow. The average occupancy was 78% for 2001. The reasons for low occupancy were attributable to personnel issues and lack of sales and occupancy focus. The property has resolved these issues by making several personnel changes and increasing the leasing and occupancy focus through additional promotion, lead follow-up, advertising, monthly appreciation events, family and resident referral program, and improved signage and banners. The property is in excellent physical condition. The Operating General Partners have been funding operating deficits in accordance with the partnership agreement. The mortgage, taxes, insurance and payables are current.

Series 22

As of December 31, 2001 and 2000 the average Qualified Occupancy for the series was 99.9% and 100%, respectively. The series had a total of 29 properties at December 31, 2001. Out of the total 28 were at 100% Qualified Occupancy.

For the nine months being reported Series 22 reflects a net loss from Operating Partnerships of $977,150. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $444,629. This is an interim period estimate; it is not indicative of the final year end results.

Series 23

As of December 31, 2001 and 2000 the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at December 31, 2001, all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 23 reflects a net loss from Operating Partnerships of $929,850. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $496,200. This is an interim period estimate; it is not indicative of the final year end results.

Series 24

As of December 31, 2001 and 2000 the average Qualified Occupancy for the series was 99.9%. The series had a total of 24 properties at December 31, 2001. Out of the total 23 were at 100% Qualified Occupancy.

For the nine months being reported Series 24 reflects a net loss from Operating Partnerships of $1.014,411. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $302,429. This is an interim period estimate; it is not indicative of the final year end results.

Elm Street Associates Limited Partnership (Elm Street Apartments) is located in Yonkers, New York. The neighborhood has been a difficult one in which to operate and poor tenancy has resulted in operating deficits. Management issues, including poor rent collections and deferred maintenance, continue to effect the partnership. Evergreen Management took over management of the property in October 1999, but they were not successful in sustaining improved operations. Evergreen was replaced by Apartment and Investment Management Company (AIMCO) on January 1, 2001.

Collections increased during the fourth quarter, averaging over $25,000 per month. December ended with the property at 97% occupancy. The arrearages related to the first mortgage loan with CPC continue to be high, and now exceeds $166,000 according to a December 10, 2001 statement from the lender. The arrearage includes an escrow shortfall of more than $50,000 (although the lender indicated that all real estate tax payments are being made, even if it needs to do so with its own funds).

The Partnership Agreement requires the current general partner to fund up to $400,000 in operating deficits under its guaranty. According to the audited 2000 financial statement, the General Partner has funded $271,513 under that guarantee.

Negotiations are ongoing with Westhab, Inc. on the possibility of assuming the General Partner and property management roles at Elm Street, and with the first mortgage lender (CPC), on restructuring the first mortgage loan. The negotiations are interrelated, as CPC will only restructure the loan in the context of a change in the General Partner.

The CPC/Westhab negotiations now also involve the City of Yonkers. A meeting was scheduled on January 7th, and another will be held in late February, to address primarily the very high real estate tax burden at the property, which greatly exceeds the taxes charged at comparable properties. The Investment General Partner is reviewing options of various replacement General Partners. The lender, CPC is willing to look at restructuring the debt assuming that the current General partner is replaced.

Los Lunas Apartments Limited (Hillridge Apartments) continues to suffer from low rents in the market, and excessive mortgage debt. As a result, the property has been operating below breakeven. Due to negative cash flow, debt service payments fell behind and the New Mexico Mortgage Finance Authority (NMFA) issued a notice of default to the Operating General Partner. The Investment General Partner removed the Operating General Partner, as he was unable to effectively deal with the mortgage default. The mortgage lender placed the property in receivership in 2000 at which time Monarch Properties was appointed as the new managing agent without our consent. In December 1, 2000 the New Mexico Mortgage Finance Authority accelerated the mortgage for reason of non-payment. As a result of the mortgage acceleration the New Mexico Mortgage Finance Authority filed form 8823 with the Internal Revenue Service indicating certain instances of non-compliance with the IRS Section 42 code and regulations. Various debt restructure proposals made by the Investment General Partner during 2001 were rejected by NMFA/HUD. On November 2, 2001, the Investment General Partner made a proposal to purchase the debt for the appraised value of the property. The Investment General Partner requested NMFA's forbearance on foreclosure action in consideration of its proposal.

The proposal was subsequently rejected by the NMFA and on December 7, 2001, the court entered a Summary Judgement and Order of Foreclosure. A Foreclosure sale was scheduled for January 11, 2002. Although, the Investment General Partner continued to negotiate with the NMFA and explore all possible options to avert foreclosure, the foreclosure sale was ultimately held and NMFA succeeded in taking back the property on January 11, 2002. The foreclosure will result in a recapture by the Internal Revenue Service of a portion of the credits previously taken. The recapture amount is estimated to be a $254 reduction in credits per 1,000 BACs invested.

North Hampton Place Limited Partnership (North Hampton Place), located in Columbia, Missouri, operated below breakeven during 2001. The main reason for its continuing cash expenditure is low occupancy, which averaged 76% for 2001, and large debt service payments. The property has suffered from its location in rural Missouri, lying on the outskirts of Columbia and off of any public transportation routes. In addition, the property lies outside of the Columbia school district, further deterring possible tenants from moving to the property. Current management is marketing the property to possible tenants through newspapers, churches and civic groups. In addition, the management company is currently lobbying the Columbia County school board to include the property in its district. Management believes the occupancy issue will continue to be a problem until the city eventually incorporates the property into its city limits. The property's debt payments currently amount to 55% of gross potential revenue because the loan was written with a 20-year amortization. The management company is currently working to refinance the mortgage and expects to complete it by June 2002, when the mortgage matures. The property's mortgage, taxes and insurance were all current as of December 31, 2001.

Series 25

As of December 31, 2001 and 2000 the average Qualified Occupancy for the series was 99.9%. The series had a total of 22 properties at December 31, 2001. Out of the total 21 were at 100% Qualified Occupancy.

For the nine months being reported Series 25 reflects a net loss from Operating Partnerships of $1,241,120. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $338,288. This is an interim period estimate; it is not indicative of the final year end results.

Sutton Place Apartments, L.P. (Sutton Place Apartments) owns and operates a 360 - unit complex in Indianapolis, Indiana. The property operated with an average occupancy rate of 93% for the year ended December 31, 2001. However, the property suffers from high maintenance expenses as a result of tenant abuse and high unit turnover. The area has experienced an increase in crime, which has contributed to the unit turnover. The Operating General Partner continues to fund operating deficits and the Investment Limited Partner continues to monitor this property.

On October 5, 2001, a triple murder occurred within a unit. The General Partner has assessed the impact from the incident and has determined it will be minimal. The management company will be meeting with the local police and the city commissioner to determine if there is anything additional the property can do to improve security. At this time the property hires uniformed and off duty police officers as security. The cost of the improved security will be partly funded from grants received for crime prevention and other on-site programs.

Series 26

As of December 31, 2001 and 2000 the average Qualified Occupancy for the series was 100%. The series had a total of 45 properties at December 31, 2001, all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 26 reflects a net loss from Operating Partnerships of $1,364,307. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $737,234. This is an interim period estimate; it is not indicative of the final year end results.

There was an increase in the net loss per BAC reported for the nine-months ended December 31, 2001 over the prior year. The rental income recorded by the Operating Partnerships for the prior nine-month period ended September 30, 2000, and reported on the December 30, 2000 quarterly report was overstated. The overstatement was a result of reporting the full rental income earned by some of the Operating Partnerships, which are only partially owned by Series 26. An adjustment for the partial ownership was reflected in the March 31, 2001 report.

On October 18, 2000, A.V.A. Limited Partnership (Hanover Apartments), a property consisting of five buildings and forty units, sustained major fire damage. One building containing eight units was deemed uninhabitable due to the fire. There have been repairs to the units and currently three of the eight units are occupied. The remaining five units were previously inspected, but additional work was required. They are expected to be occupied by March 1, 2002. The property is insured for both repair costs and loss of rental income, and claims to repair the property and collect insurance proceeds for the lost income were submitted to the insurance company. Repair and replacement costs have been reimbursed to the property. The lost rental income was only reimbursed by the insurance company up to November 16, 2001 because that was the maximum amount the insurance policy would allow.

Series 27

As of December 31, 2001 and 2000 the average Qualified Occupancy for the series was 100% and 99.6%, respectively. The series had a total of 16 properties at December 31, 2001, all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 27 reflects a net loss from Operating Partnerships of $588,609. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $488,728. This is an interim period estimate; it is not indicative of the final year end results.

Centrum-Fairfax II Limited Partnership's (Forest Glen at Sulley Station Phase II) operations remained stable in the fourth quarter of 2001. The average annual physical occupancy was 93% in 2001. Centrum Management LLC, an affiliate of the Operating General Partner, and the management agent, continues to use various marketing and sales initiatives which has stabilized the physical occupancy. The Operating General Partners continue to fund operating deficits as required by the Amended and Restated Certificate and Agreement of Limited Partnership. The mortgage, real estate taxes, insurance and accounts payment are current.

Holly Heights Limited Partnership (Holly Heights Apartments) continues to incur operating deficits due to high tenant turnover and the implementation of rental concessions to stabilize low occupancy incurred in 2000 As a result of the rental concessions, occupancy improved to 92% in 2001 from 84% in 2000. Management will continue to use rental concessions until occupancy has stabilized. As a result of the ongoing concession, operating deficits are anticipated to continue through June 2002. The Investment General Partner continues to monitor the property. The mortgage, taxes, insurance and payables are current.

Series 28

As of December 31, 2001 and 2000 the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at December 31, 2001, all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 28 reflects a net loss from Operating Partnerships of $1,190,337. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $436,180. This is an interim period estimate; it is not indicative of the final year end results.

The increase in net loss per BAC for the nine-months ended December 31, 2001 is a result of operations reported for two Operating Partnerships, which were in lease-up in the prior year report.

Series 29

As of December 31, 2001 and 2000 the average Qualified Occupancy for the Series was 100% and 99.9%, respectively. The series had a total of 22 properties at December 31, 2001 all of which were 100% Qualified Occupancy.

For the nine months being reported Series 29 reflects a net loss from Operating Partnerships of $1,175,367. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $686,320. This is an interim period estimate; it is not indicative of the final year end results.

Series 30

As of December 31, 2001 and 2000 the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at December 31, 2001 all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 30 reflects a net loss from Operating Partnerships of $939,349. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $203,234. This is an interim period estimate; it is not indicative of the final year end results.

Series 31

As of December 31, 2001 and 2000 the average Qualified Occupancy for the series was 100%. The series had a total of 27 properties at December 31, 2001 all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 31 reflects a net loss from Operating Partnerships of $1,534,289. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $1,145,536. This is an interim period estimate; it is not indicative of the final year end results.

Series 32

As of December 31, 2001 and 2000, the average Qualified Occupancy for the series was 98.5% and 100%, respectively. The series had a total of 17 properties at December 31, 2001. Out of the total 15 were at 100% Qualified Occupancy and one was in initial lease-up.

For the nine months being reported Series 32 reflects a net loss from Operating Partnerships of $819,184. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $634,794. This is an interim period estimate; it is not indicative of the final year end results.

The Investment Partnership invested in FFLM Associates which is an Operating Partnership which owns the Limited Partner interests in Carriage Pointe Investors, LP, Sayerville Housing Investors LP, and Woodhaven at South Brunswick LP. Carriage Pointe Investors, LP suffers from negative cash flow, high payables, and under-funded replacement reserves. The Operating General Partner is currently considering two options to improve the financial situation: (1) the General Partner will pay all outstanding accounts payable if allowed to transfer his interest in the partnership; or (2) refinance the first mortgage. The Investment General Partner will continue to address these issues with the Operating General Partners.

Martinsville I, Ltd. (Martinsville Apartments) is a 13-unit property located in Shelbyville, Kentucky. The property operated above breakeven for the fourth quarter of 2001 with an average occupancy of 100%. The Operating General Partner has refused to settle outstanding costs related to construction cost overruns. In addition a lawsuit has been filed against the Operating General Partner, the construction company and the Operating Partnership by unpaid construction vendors. Both the Operating General Partner and the Investment Limited Partner have engaged legal counsel to resolve these issues. Legal counsel for the Investment Limited Partner sent out a Notice of Partnership Agreement Defaults to the Operating General Partner on December 13, 2001. A Notice of Demand on the Guaranty by the General Partners was sent on January 23, 2002 with a 20-day deadline to cure all defaults. The Operating General Partner's position has not changed. He is unwilling to resolve the issues outlined in the Default Letter. If the defaults are not resolved in the required timeframe, it is likely that the General Partner will be replaced.

Series 33

As of December 31, 2001 and 2000 the average Qualified Occupancy for the series was 100% and 99.9%, respectively. The series had a total of 10 properties at December 31, 2001 all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 33 reflects a net loss from Operating Partnerships of $317,067. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $261,369. This is an interim period estimate; it is not indicative of the final year end results.

The Investment Partnership invested in FFLM Associates which is an Operating Partnership which owns the Limited Partner interests in Carriage Pointe Investors, LP, Sayerville Housing Investors LP, and Woodhaven at South Brunswick LP. Carriage Pointe Investors, LP suffers from negative cash flow, high payables, and under-funded replacement reserves. The Operating General Partner is currently considering two options to improve the financial situation: (1) the General Partner will pay all outstanding accounts payable if allowed to transfer his interest in the partnership; or (2) refinance the first mortgage. The Investment General Partner will continue to address these issues with the Operating General Partners.

Series 34

As of December 31, 2001 and 2000 the average Qualified Occupancy for the series was 100% and 99.2%, respectively. The series had a total of 14 properties at December 31, 2001 all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 34 reflects a net loss from Operating Partnerships of $877,888. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $704,436. This is an interim period estimate; it is not indicative of the final year end results.

Series 35

As of December 31, 2001 and 2000 the average Qualified Occupancy for the series was 91.3% and 88.1%, respectively. The series had a total of 11 properties at December 31, 2001. Out of the total 10 were at 100% qualified occupancy. The series also had 1 property with multiple buildings, some of which were in lease-up and some of which were under construction at December 31, 2001.

For the nine months being reported Series 35 reflects a net loss from Operating Partnerships of $1,059,069. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss from operations of ($68,368). This is an interim period estimate; it is not indicative of the final year end results.

Series 36

As of December 31, 2001 and 2000 the average Qualified Occupancy for the series was 100% and 89.8%, respectively. The series had a total of 11 properties at December 31, 2001 all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 36 reflects a net loss from Operating Partnerships of $581,498. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $249,927. This is an interim period estimate; it is not indicative of the final year end results.

Series 37

As of December 31, 2001 and 2000 the average Qualified Occupancy for the series was 85.9% and 55.9%, respectively. The series had a total of 7 properties at December 31, 2001. Out of the total 5 were at 100% Qualified Occupancy. The series also had 2 properties with multiple buildings, some of which were in lease-up and some of which were under construction at December 31, 2001

For the nine months being reported Series 37 reflects a net loss from Operating Partnerships of $464,442. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $332,688. This is an interim period estimate; it is not indicative of the final year end results.

Series 38

As of December 31, 2001 and 2000 the average Qualified Occupancy for the series was 91.2% and 62.5%, respectively. The series had a total of 10 properties at December 31, 2001. Out of the total 8 were at 100% Qualified Occupancy and 1 was in active lease-up. The series also had 1 property that was still under construction at December 31, 2001.

For the nine months being reported Series 38 reflects a net loss from Operating Partnerships of $142,644. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $71,461. This is an interim period estimate; it is not indicative of the final year end results.

Series 39

As of December 31, 2001 the average Qualified Occupancy for the series was 80.9%. The series had a total of 9 properties at December 31, 2001. Out of the total 6 were at 100% Qualified Occupancy and 1 was in active lease-up. The Series also had 2 properties with multiple buildings, some of which were in lease-up and some of which were under construction at December 31, 2001. Since all of the properties acquired as of December 31, 2000, were still under construction there is no comparative information to report.

For the nine months being reported Series 39 reflects a net loss from Operating Partnerships of $301,288. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss from operations of $(157,707). This is an interim period estimate; it is not indicative of the final year end results.

Series 40

As of December 31, 2001 the average Qualified Occupancy for the series was 80.6%. The series had a total of 15 properties at December 31, 2001. Out of the total 6 were at 100% Qualified Occupancy and 4 were active lease-up. The Series also had 5 properties that were still under construction at December 31, 2001. Since all of the properties were acquired after December 31, 2000, there is no comparative information to report.

For the nine months being reported Series 40 reflects a net loss from Operating Partnerships of $140. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a positive operations of $947. This is an interim period estimate; it is not indicative of the final year end results.

Series 41

Series 41 had a total of 8 properties at December 31, 2001, all of which were still under construction or had just completed construction. Since all of the properties were acquired after December 31, 2000, there is no comparative information to report.

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
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: February 20, 2002		By:	/s/ John. P. Manning John P. Manning