Form 10-K
period 2002-03-31
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2002-07-15
CIK 913778

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002 or

☐        TRANSITION REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number          0-26200

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

(Exact name of registrant as specified in its charter)

Delaware	04-3208648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Boston Place, Suite 2100, Boston, Massachusetts	02108
(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code (617) 624-8900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Beneficial Assignee Certificates

(Title of Class)

Indicate by check mark whether the Fund (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Fund was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                              YES         ☒            NO          ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K ( 229.405 of this chapter) is not contained  herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.            ☒

DOCUMENTS INCORPORATED BY REFERENCE

The following documents of the Fund are incorporated by reference:

Form 10-K Parts	Document

Parts I, III	January 3, 1994 Prospectus,
as supplemented

Parts II, IV	Form 8-K dated February 1, 1995
Form 8-K dated March 9, 1995
Form 8-K dated October 13, 1995
Form 8-K dated February 29, 1996
Form 8-K dated December 16, 1996
Form 8-K dated December 16, 1996
Form 8-K dated February 11, 1997
Form 8-K dated February 14, 1997
Form 8-K dated March 25, 1997
Form 8-K dated March 25, 1997
Form 8-K dated March 25, 1997
Form 8-K dated March 25, 1997
Form 8-K dated March 25, 1997
Form 8-K dated March 26, 1997
Form 8-K dated March 26, 1997
Form 8-K dated March 26, 1997
Form 8-K dated March 26, 1997
Form 8-K dated March 26, 1997
Form 8-K dated March 26, 1997
Form 8-K dated March 26, 1997
Form 8-K dated March 26, 1997
Form 8-K dated March 26, 1997
Form 8-K dated March 26, 1997
Form 8-K dated March 26, 1997
Form 8-K dated March 26, 1997
Form 8-K dated March 26, 1997
Form 8-K dated March 26, 1997
Form 8-K dated March 26, 1997
Form 8-K dated March 26, 1997
Form 8-K dated March 26, 1997
Form 8-K dated March 27, 1997
Form 8-K dated March 27, 1997
Form 8-K dated March 27, 1997
Form 8-K dated April 7, 1997
Form 8-K dated May 21, 1998
Form 8-K dated July 16, 1997
Form 8-K dated July 22, 1997
Form 8-K dated July 22, 1997
Form 8-K dated July 22, 1997
Form 8-K dated July 22, 1997
Form 8-K dated July 22, 1997
Form 8-K dated August 5, 1997
Form 8-K dated August 5, 1997
Form 8-K dated August 5, 1997
Form 8-K dated August 8, 1997
Form 8-K dated April 23, 1998
Form 8-K dated April 23, 1998
Form 8-K dated April 24, 1998
Form 8-K dated April 27, 1998
Form 8-K dated April 29, 1998
Form 8-K dated April 30, 1998
Form 8-K dated April 30, 1998
Form 8-K dated April 30, 1998
Form 8-K dated May 1, 1998
Form 8-K dated June 30, 1999
Form 8-K dated June 30, 1999
Form 8-K dated July 27, 1999
Form 8-K dated July 27, 1999
Form 8-K dated November 30, 1999
Form 8-K dated December 28, 1999
Form 8-K dated December 29, 1999
Form 8-K dated January 26, 2000
Form 8-K dated February 3, 2000
Form 8-K dated February 9, 2000
Form 8-K dated February 10, 2000
Form 8-K dated February 16, 2000
Form 8-K dated September 29, 2000
Form 8-K dated September 29, 2000
Form 8-K dated September 29, 2000

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

Form 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2002

PART I

Item 1.                Business

Organization

Boston Capital Tax Credit Fund IV L.P. (the “Fund”) is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act as of October 5, 1993.  Effective as of June 1, 2001 there was a restructuring, and as a result, the Fund’s general partner was reorganized as follows.  The General Partner of the Fund continues to be Boston Capital Associates IV L.P., a Delaware limited partnership.  The general partner of the General Partner is now BCA Associates Limited Partnership, a Massachusetts limited partnership, whose sole general partner is C&M Management, Inc., a Massachusetts corporation.  John P. Manning is the principal of Boston Capital Partners, Inc.  The limited partner of the General Partner is Capital Investment Holdings, a general partnership whose partners are certain officers and employees of Boston Capital Partners, Inc., and its affiliates.  The Assignor Limited Partner is BCTC IV Assignor Corp., a Delaware corporation which is now wholly-owned by John P. Manning.

The Assignor Limited Partner was formed for the purpose of serving in that capacity for the Fund and will not engage in any other business. Units of beneficial interest in the Limited Partnership Interest of the Assignor Limited Partner will be assigned by the Assignor Limited Partner by means of beneficial assignee certificates (“BACs”) to investors and investors will be entitled to all the rights and economic benefits of a Limited Partner of the Fund including rights to a percentage of the income, gains, losses, deductions, credits and distributions of the Fund.

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the “Prospectus”) were filed with the Securities and Exchange Commission and became effective December 16, 1993 in connection with a public offering (“Offering”) in one or more series of a minimum of 250,000 BACs and a maximum of 30,000,000 BACs at $10 per BAC.  On April 18, 1996 an amendment to Form S-11, which registered an additional 10,000,000 BACs for sale to the public in one or more series, became effective. On April 2, 1998 an amendment to Form S-11, which registered an additional 25,000,000 BACs for sale to the public in one or more series, became effective. On August 31, 1999 an amendment to Form S-11, which registered an additional 8,000,000 BACs for sale to the public became effective.  On July 26, 2000 an amendment to Form S-11, which registered an additional 7,500,000 BACs for sale to the public became effective. On July 23, 2001 an amendment to Form S-11, which registered an additional 7,000,000 BACs for sale to the public became effective.  As of March 31, 2002, subscriptions had been received and accepted by the General Partner in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41 and Series 42 for 68,029,269 BAC’s representing capital contributions of $679,959,770.

The Offering, including information regarding the issuance of BACs in series, is described on pages 144 to 149 of the Prospectus, as supplemented, under the caption “The Offering”, which is incorporated herein by reference.

Description of Business

The Fund’s principal business is to invest as a limited partner in other limited partnerships (the “Operating Partnerships”) each of which will own or lease and will operate an Apartment Complex exclusively or partially for low- and moderate-income tenants.  Each Operating Partnership in which the Fund will invest will own Apartment Complexes which are completed, newly-constructed, under construction or rehabilitation, or to-be constructed or rehabilitated, and which are expected to receive Government Assistance.  Each Apartment Complex is expected to qualify for the low-income housing tax credit under Section 42 of the Code (the “Federal Housing Tax Credit”), thereby providing tax benefits over a period of ten to twelve years in the form of tax credits which investors may use to offset income, subject to certain strict limitations, from other sources.  Certain Apartment Complexes may also qualify for the historic rehabilitation tax credit under Section 48 of the Code (the “Rehabilitation Tax Credit”).  The Federal Housing Tax Credit and the Government Assistance programs are described on pages 64 to 88 of the Prospectus, as supplemented, under the captions “Tax Credit Programs” and “Government Assistance Programs,” which is incorporated herein by reference.  Section 236 (f) (ii) of the National Housing Act, as amended, in Section 101 of the Housing and Urban Development Act of 1965, as amended, each provide for the making by HUD of rent supplement payments to low income tenants in properties which receive other forms of federal assistance such as Tax Credits.  The payments for each tenant, which are made directly to the owner of their property, generally are in such amounts as to enable the tenant to pay rent equal to 30% of the adjusted family income.  Some of the Apartment Complexes in which the Partnership has invested are receiving such rent supplements from HUD.  HUD has been in the process of converting rent supplement assistance to assistance paid not to the owner of the Apartment Complex, but directly to the individuals.  At this time, the Partnership is unable to predict whether Congress will continue rent supplement programs payable directly to owners of the Apartment Complex.

As of March 31, 2002 the Fund had invested in 24 Operating Partnerships on behalf of Series 20, 14 Operating Partnership on behalf of Series 21, 29 Operating Partnerships on behalf of Series 22, 22 Operating Partnerships on behalf of Series 23, 23 Operating Partnerships on behalf of Series 24, 22 Operating Partnerships on behalf of Series 25, 45 Operating Partnerships on behalf of Series 26, 16 Operating Partnerships on behalf of Series 27, 26 Operating Partnerships on behalf of Series 28, 22 Operating Partnerships on behalf of Series 29, 20 Operating Partnerships on behalf of Series 30, 27 Operating Partnerships on behalf of Series 31, 17 Operating Partnerships on behalf of Series 32, 10 Operating Partnerships on behalf of Series 33, 14 Operating Partnerships on behalf of Series 34, 11 Operating Partnerships on behalf of Series 35, 11 Operating Partnerships on behalf of Series 36, 7 Operating Partnerships on behalf of Series 37, 10 Operating Partnerships on behalf of Series 38, 9 Operating Partnerships on behalf of Series 39 and 15 Operating Partnerships on behalf of Series 40, 11 Operating Partnerships on behalf of Series 41 and 2 Operating Partnerships on behalf of Series 42.  A description of these Operating Partnerships is set forth in Item 2 herein.

The business objectives of the Fund are to:

(1)                                  provide current tax benefits to Investors in the form of Federal Housing Tax Credits and in limited instances, a small amount of Rehabilitation Tax Credits, which an Investor may apply, subject to certain strict limitations, against the investor’s federal income tax liability from active, portfolio and passive income;

(2)                                  preserve and protect the Fund’s capital and provide capital appreciation and cash distributions through increases in value of the Fund’s investments and, to the extent applicable, equity buildup through periodic payments on the mortgage indebtedness with respect to the Apartment Complexes.

(3)                                  provide tax benefits in the form of passive losses which an Investor may apply to offset his passive income (if any); and

(4)                                  provide cash distributions (except with respect to the Fund’s investment in certain Non-Profit Operating Partnerships) from Capital Transaction proceeds.  The Operating Partnerships intend to hold the Apartment Complexes for appreciation in value.  The Operating Partnerships may sell the Apartment Complexes after a period of time if financial conditions in the future make such sales desirable and if such sales are permitted by government restrictions.

The business objectives and investment policies of the Fund are described more fully on pages 49 to 61 of the Prospectus, as supplemented, under the caption “Investment Objectives and Acquisition Policies,” which is incorporated herein by reference.

Employees

The Fund does not have any employees.  Services are performed by the General Partner and its affiliates and agents retained by them.

Item 2.    Properties

The Fund has acquired a Limited Partnership interest in 407 Operating Partnerships in 23 series, identified in the table set forth below.  The Apartment Complex owned by the Operating Partnership is eligible for the Federal Housing Tax Credit.  Initial occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as “Qualified Occupancy.”  The Operating Partnership and the respective Apartment Complex is described more fully in the Prospectus.  The General Partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund IV L.P. - Series 20

PROPERTY PROFILE AS OF MARCH 31, 2002

Property Name	Location	Units	Mortgage Balance as of 12/31/01	Acq. Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con paid thru 3/31/02
Ashbury Apartments	Sioux Falls, SD	48	$1,174,146	4/94	6/94	100%	$806,117

Bennetts Pointe Apts.	Bennetsville, SC	32	1,333,699	3/94	8/94	100%	281,100

Bradley Manor	Bradley, AR	25	793,121	8/94	3/95	100%	182,044

Breeze Cove Apts.	Port Washington, WI	64	2,674,251	5/94	10/94	100%	2,601,494

Cascades Commons Apts.	Sterling, VA	320	14,387,928	6/94	10/95	100%	7,132,820

Clarksville Estates	Clarksville, MO	32	689,275	6/94	9/94	100%	142,639

Club Goldenrod II, Apartments	Orlando, FL	220	7,251,910	4/94	6/95	100%	3,681,417

College Greene Senior Apts	N. Chili, NY	110	3,727,860	3/95	8/95	100%	1,918,496

Concordia Manor I	St. Croix, VI	22	1,456,072	8/94	7/95	100%	490,034

Coushatta Seniors II Apartments	Coushatta, LA	24	707,877	5/94	3/94	100%	175,182

East Douglas Apartment	Bloomington, IL	51	2,119,080	7/94	12/95	100%	1,281,690

Edison Lane Apartments	Edison, GA	24	715,134	9/94	10/95	100%	204,561

Evergreen Hills Apts.	Macedon, NY	72	2,754,409	8/94	1/95	100%	693,966

Fairoaks Lane Apts.	Rincon, GA	44	1,405,721	7/94	5/95	100%	339,284

Floral Acres II	Waggaman, LA	32	1,026,311	5/94	8/94	100%	228,457

Forest Glen Village	Vidalia, GA	46	1,321,933	7/94	2/95	100%	378,777

Gardenview Apartments	Pasedena, TX	309	5,035,305	6/94	9/95	100%	2,261,021

Harrisonburg, Seniors pts.	Harrisonburg, LA	24	683,054	5/94	1/94	100%	176,621

Hillside Apartments	Cynthiana, KY	48	796,049	10/94	4/95	100%	643,850

Kristine Apartments	Bakersfield, CA	60	1,286,850	10/94	10/94	100%	311,675

Northfield Apts.	Jackson, MS	120	2,863,971	6/94	8/95	100%	3,273,126

Parkside Apartments	Avondale, AZ	54	662,454	12/94	1/94	100%	282,547

Riverview Apartments	Franklinton, LA	47	1,685,752	4/94	10/94	100%	370,000

Shady Lane Senior Apts.	Winnfield, LA	32	936,466	5/94	10/93	100%	197,200

Boston Capital Tax Credit Fund IV L.P. - Series 21

PROPERTY PROFILE AS OF MARCH 31, 2002

Property Name	Location	Units	Mortgage Balance as of 12/31/01	Acq. Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con paid thru 3/31/02
Atlantic City Apts.	Atlantic City, NJ	153	$5,175,000	9/94	10/95	100%	$2,500,000

Black River Run	Black River Falls, WI	48	1,207,451	10/94	12/94	100%	350,531

Cattaraugus Manor	Cattaraugus, NY	24	1,087,704	8/94	4/95	100%	263,711

Creekside at Tasker’s Chance	Frederick, MD	120	4,804,510	10/94	9/95	100%	2,471,093

Forest Glen at Sully Station	Centreville, VA	118	5,800,847	11/94	9/95	100%	2,649,450

Fort Halifax	Winslow, ME	24	1,125,719	9/94	1/95	100%	389,085

Havelock Manor Apts.	Havelock, NC	60	1,834,533	12/94	10/95	100%	347,557

Holly Village	Buchanan, GA	24	710,114	8/94	6/95	100%	205,400

Liveoak Village	Union Springs, AL	24	758,830	10/94	7/95	100%	176,953

Lookout Ridge Apts.	Covington, KY	30	633,681	12/94	12/94	100%	763,038

Pinedale Apartments II	Menomonie, WI	60	1,355,307	10/94	12/94	100%	869,798

Pumphouse Crossing II Apartments	Chippewa, WI	48	1,239,152	10/94	12/94	100%	692,840

The Woods Apartments	Campton, NH	20	1,019,644	8/94	10/94	100%	269,500

Tower View Apartments	Tower City, PA	25	1,120,036	11/94	5/95	100%	268,863

Boston Capital Tax Credit Fund IV L.P. - Series 22

PROPERTY PROFILE AS OF MARCH 31, 2002

Property Name	Location	Units	Mortgage Balance as of 12/31/01	Acq. Date	Const Comp.	Qualified Occupancy 3/31/02	Cap Con paid thru 3/31/02
Albemarle Village	Hertford, NC	36	$1,431,305	1/95	9/94	100%	$321,628

Apple Village	Edmond, OK	160	3,814,430	11/94	3/96	100%	1,572,166

Bayou Crossing	Riverview, FL	290	8,651,693	11/94	1/96	100%	2,854,036

Bellwood Gardens	Ford City, PA	28	1,240,063	6/95	9/95	100%	308,152

Black River Run Apts.	Black River Falls, WI	48	1,207,451	3/95	12/94	100%	395,279

Clarendon Court	Summerton, SC	40	1,440,499	10/94	4/95	100%	340,737

Club II Goldenrod	Orlando, FL	220	7,251,910	3/95	6/95	100%	2,106,975

Cobblestone Apartments	Fuquay, NC	33	1,406,530	1/95	5/94	100%	326,054

Concordia Manor II	St. Croix, VI	20	1,485,076	1/95	11/95	100%	259,444

Concordia Manor III	St. Croix, VI	20	1,475,423	2/95	12/95	100%	264,007

Drakes Branch Elderly	Drakes Branch, VA	32	1,258,430	1/95	6/95	100%	232,722

Elks Towers Apartments	Litchfield, IL	27	823,176	10/95	12/96	100%	749,156

Fonda Terrace	Fonda, NY	24	1,019,160	12/94	10/94	100%	259,387

Highland House	Boston, MA	14	715,700	12/96	5/97	100%	571,829

Kimbark 1200 Apts.	Longmont, CO	48	1,970,618	9/95	12/95	100%	321,843

Kingsway Apartments	Swedsboro, NJ	36	1,806,248	7/95	6/95	100%	46,290

Lake City Apartments	Lake City, PA	44	1,164,125	8/98	6/98	100%	240,900

Lake Street Apartments	Girard, PA	32	1,351,794	4/95	9/95	100%	342,369

Lost Tree Apartments	Branson, MO	88	1,569,567	4/95	6/95	100%	474,948

Maplewood Apartments	Sacramento, KY	12	432,147	8/95	9/95	100%	110,881

Marksville Square	Marksville, LA	32	954,843	1/95	1/96	100%	268,848

Neshoba County	Philadelphia, MS	25	844,462	7/95	8/95	100%	251,411

Philadelphia Square	Philadelphia, MS	16	540,455	7/95	8/95	100%	149,950

Quankey Hills	Halifax, NC	24	1,004,898	1/95	3/95	100%	200,496

Richmond Square	Richmond, MO	32	862,633	12/94	2/95	100%	818,770

Salem Wood Apartments	Salemburg, NC	24	947,884	1/95	12/94	100%	181,355

The Birches	Old Orchard Beach, ME	88	2,800,000	1/95	3/96	100%	1,514,512

Troy Villa Apartments	Troy, MO	64	1,889,332	12/94	6/95	100%	1,810,416

Twin City Villa	Festus, MO	40	1,404,571	1/95	11/95	100%	679,176

Boston Capital Tax Credit Fund IV L.P. - Series 23

PROPERTY PROFILE AS OF MARCH 31, 2002

Property Name	Location	Units	Mortgage Balance as of 12/31/01	Acq. Date	Const Comp.	Qualified Occupancy 3/31/02	Cap Con paid thru 3/31/02

Apple Village	Edmond, OK	160	$3,814,430	11/94	3/96	100%	$1,572,166

Bayou Crossing	Riverview, FL	290	8,651,693	4/95	1/96	100%	4,281,054

Concordia Manor II	St. Croix, VI	20	1,485,076	1/95	11/95	100%	259,445

Concordia Manor III	St. Croix, VI	20	1,475,423	2/95	12/95	100%	264,007

Columbia Commons	Hempstead, NY	37	1,055,635	5/95	5/95	100%	1,501,605

Country Hill Apts. Ph II	Cedar Rapids, IA	92	2,028,912	8/95	6/96	100%	1,981,495

Great Pines Apts.	Hurleyville, NY	26	1,161,216	7/95	12/95	100%	340,835

Heatheridge Estates **	Barling, AR	17	783,479	7/95	11/95	100%	748,240

Ithaca Apts. I	Ithaca, MI	28	649,142	11/95	7/95	100%	164,008

Kimbark 1200 Apts.	Longmont, CO	48	1,970,618	9/95	12/95	100%	965,530

La Pensione K Apts.	Sacramento, CA	129	2,465,502	9/95	12/96	100%	2,650,580

Mathis Apartments	Mathis, TX	32	904,747	1/95	1/95	100%	219,045

Mid City Apartments	Jersey City, NJ	58	2,849,466	9/95	6/94	100%	113,679

Orange Grove Seniors	Orange Grove, TX	24	662,903	5/95	2/95	100%	104,728

Philmont Terrace	Philmont, LA	32	1,485,799	5/95	5/95	100%	370,750

Riverview Apartments	St. Louis, MO	42	1,136,933	8/95	12/95	100%	1,160,308

South Hills Apartments	Bellevue, NE	72	1,842,676	6/95	2/96	100%	1,686,354

St. Peters Villa	St. Peters, MO	54	1,791,981	7/95	3/96	100%	1,495,685

The Birches	Old Orchard Beach,ME	88	2,800,000	1/95	3/96	100%	1,399,532

Twin City Villa	Festus, MO	40	1,404,571	2/95	11/95	100%	679,176

Village Woods Est.	Kansas City, KS	45	1,562,068	5/95	12/95	100%	1,704,928

Vinsett Estates**	Van Buren, AR	10	**	7/95	11/95	100%

Woodland Hills	Roland, OK	10	299,874	7/95	6/95	100%	274,540

**   Two properties which make up one Operating Partnership named Barlee Properties L.P. with 27 units.  Entire mortgage balance and contributions are listed with Heatheridge Estates.

Boston Capital Tax Credit Fund IV L.P. - Series 24

PROPERTY PROFILE AS OF MARCH 31, 2002

Property Name	Location	Units	Mortgage Balance as of 12/31/01	Acq. Date	Const Comp.	Qualified Occupancy 3/31/02	Cap Con paid thru 3/31/02
Autumn Ridge Apartments	Shenandoah, VA	34	$1,529,720	7/96	1/97	100%	$319,466

Brooks Summit	Blue Ridge, GA	36	1,109,809	12/95	11/96	100%	223,280

Brownsville Apartments	Brownsville, TN	36	1,194,686	9/95	9/95	100%	267,091

Century East Apts. IV	Bismark, ND	24	618,084	8/95	8/95	100%	399,962

Century East Apts. V	Bismark, ND	24	618,084	11/95	9/95	100%	399,962

Centenary Towers Apts.	St. Louis, MO	100	2,515,000	5/97	12/97	100%	679,577

Cooper’s Crossing	Irving, TX	93	3,526,678	6/96	12/95	100%	848,708

Edenfield Apartments	Millen, GA	48	1,264,964	1/96	12/96	100%	314,827

Elm Street Apartments	Yonkers, NY	35	1,838,993	1/96	1/96	100%	407,601

Heritage Glen Apts.	Coolidge, AZ	28	1,125,644	4/96	4/96	100%	373,388

Lake Apts I	Fargo, ND	24	599,133	8/95	7/95	100%	399,962

Lakeway Apts	Zwolle, LA	32	862,637	11/95	4/96	100%	110,902

Laurelwood Park Apts.	High Point, NC	100	2,333,853	2/96	10/96	100%	2,120,403

Madison Park IV	Boston, MA	143	7,553,209	5/96	3/97	97%	1,155,884

New Hilltop Apartments	Laurens, SC	72	1,683,361	11/95	11/95	100%	450,039

North Hampton Pl.	Columbia, MO	36	775,710	11/95	3/96	100%	1,002,996

Northfield Housing, L.P.	Jackson, MS	5	187,616	12/96	9/96	100%	217,266

Pahrump Valley Apts.	Pahrump, NV	32	1,387,689	7/96	7/96	100%	335,225

Park Meadow Apartments	Gaylord, MI	80	1,816,594	9/95	4/97	100%	1,753,158

Shadowcreek Apartments	Overton, NV	24	1,220,160	6/96	9/96	100%	361,320

Stanton Village Apts.	Stanton, TN	40	1,204,938	9/95	9/95	100%	279,730

Woodlands Apartments	Elko, NV	24	1,129,322	11/95	9/95	100%	269,867

Wyandotte Apartments	Los Angeles, CA	73	3,287,085	4/96	2/97	100%	952,329

Boston Capital Tax Credit Fund IV L.P. - Series 25

PROPERTY PROFILE AS OF MARCH 31, 2002

Property Name	Location	Units	Mortgage Balance as of 12/31/01	Acq. Date	Const Comp.	Qualified Occupancy 3/31/02	Cap Con paid thru 3/31/02
Dogwood Park Apts.	Athens, GA	127	$2,559,756	12/95	10/96	100%	$3,538,760

Dunlap Acres	West Point, MS	50	1,114,578	9/96	4/96	100%	522,160

Century East II Apts.	Bismark, ND	24	531,582	8/96	6/96	100%	371,183

Clarke Manor Apts.	Pokamoke City, MD	30	1,215,580	2/96	4/96	100%	440,107

Hannah Heights Apts.	Ethel, MS	28	809,118	6/96	12/96	100%	321,584

Heartland Green Cave	Horse Cave, KY	24	842,189	5/96	11/96	100%	270,132

Hurricane Hills	Hurricane, UT	49	1,248,559	9/96	4/97	100%	2,242,394

Laurelwood Park Apts.	High Point, NC	100	2,333,853	2/96	10/96	100%	946,539

Lenox Ave. Apts.	Manhattan, NY	18	525,522	10/96	9/97	100%	903,792

Madison Park IV	Boston, MA	143	7,553,209	5/96	3/97	97%	2,054,904

Main Everett Apts.	New Rochelle, NY	11	610,814	6/96	1/97	100%	782,852

Maple Hill	New Haven, CT	32	1,021,377	2/97	2/98	100%	199,951

Mary Ryder Home	St. Louis, MO	48	137,392	1/97	6/96	100%	1,591,573

Osborne Apts.	White Plains, NY	7	421,844	6/96	12/96	100%	522,325

Rose Square	Connellsville, PA	11	387,827	10/96	2/97	100%	278,209

Rosewood Estates, II	Bladenboro, NC	16	677,221	9/96	12/96	100%	124,304

Sandstone Village	Great Falls, MT	48	1,201,105	11/95	8/96	100%	1,295,623

Shannon Rentals	Shannon, MS	48	1,257,356	4/96	1/97	100%	324,990

Smith House	Roxbury, MA	132	1,949,522	4/96	3/97	100%	1,008,690

Sutton Place	Indianopolis, IN	360	6,025,000	11/96	10/97	100%	647,751

Washington Arms	Dayton, OH	93	1,759,207	2/96	2/95	100%	203,859

Wyandotte Apts.	Los Angeles, CA	73	3,287,085	4/96	2/97	100%	1,315,122

Boston Capital Tax Credit Fund IV L.P. - Series 26

PROPERTY PROFILE AS OF MARCH 31, 2002

Property Name	Location	Units	Mortgage Balance as of 12/31/01	Acq. Date	Const Comp.	Qualified Occupancy 3/31/02	Cap Con paid thru 3/31/02
Academy Apts.	West Point, VA	32	$1,159,273	4/97	3/98	100%	$263,722

Bradley Estates Phase I	Meriden, CT	74	2,014,280	2/97	12/97	100%	671,336

Bradley Estates Phase II	Meriden, CT	42	1,181,713	2/97	12/97	100%	486,861

Brookhaven Apts.	Shrevport, LA	35	1,031,726	2/97	1/97	100%	573,912

Butler Estates	Leesville, LA	10	168,616	8/96	10/96	100%	77,627

Calgory Apts. I	Bismark, ND	24	619,570	2/96	12/95	100%	414,507

Calgory Apts. II	Bismark, ND	24	621,343	2/96	12/95	100%	414,507

Calgory Apts. III	Bismark, ND	24	617,620	2/96	12/95	100%	414,507

Cameron Apts.	Cameron, LA	40	751,338	8/96	10/96	100%	475,965

Country Edge Apts.	Fargo, ND	48	1,056,876	7/97	12/97	100%	1,128,587

Devonshire II Apts.	London, OH	28	767,474	1/97	12/96	100%	182,070

Devonshire West Apts.	W. Jefferson, OH	19	532,970	1/97	1/97	100%	126,983

East Park II Apts.	Dilworth, MN	24	559,673	8/96	8/96	100%	525,631

Edgewood Park Apts.	Milledgeville, GA	61	1,500,000	5/96	1/97	100%	1,477,023

Edgewood Estates Apts.	Edgewood, TX	22	610,537	6/97	11/96	100%	173,436

Esche Street SRO	Trenton, NJ	104	2,355,473	4/97	5/98	100%	3,734,928

Grandview Apartments	Fargo, ND	36	1,145,542	8/96	8/96	100%	1,069,522

Grayson Manor	Independence, VA	32	1,054,607	3/98	11/98	100%	656,156

Hallman Court Apts.	Rochester, NY	77	9,154,670	1/99	7/00	100%	283,873

Hanover Apts.	Ashland, VA	40	1,274,389	11/97	4/98	100%	295,538

Hanover Towers Apts.	Meriden, CT	100	4,717,692	2/97	11/97	100%	1,065,649

Hazeltine Apts.	Los Angeles, CA	35	1,397,272	6/96	1/97	100%	951,693

Holly Heights Apts.	Bowling Green, KY	30	1,278,631	5/97	8/97	100%	362,738

Lake Apts. IV	Fargo, ND	24	630,416	2/96	12/95	100%	414,507

Lake Apts. V	Fargo, ND	24	604,179	2/96	12/95	100%	414,507

Lauderdale County Properties	Meriden, MS	48	1,125,138	12/98	5/99	100%	444,136

Liberty Village Apts.	Liberty, NY	32	1,734,657	1/97	5/97	100%	437,448

Little Valley Est.	Little Valley, NY	24	1,144,789	1/97	4/97	100%	284,257

Maxton Green Apts.	Maxton, NC	32	962,981	9/96	12/96	100%	263,281

Madison Apartments	Miami Beach, FL	17	1,100,694	3/96	6/97	100%	881,664

Mason Manor Apts.	Mason, TN	24	925,652	2/96	1/96	100%	229,775

Mosby Forest Apts.	Littleton, NC	24	699,068	10/96	10/96	100%	496,753

New Hope Bailey Apts.	De Ridder, LA	40	820,545	8/96	9/96	100%	455,212

Nordhoff Apts.	North Hills, CA	38	1,973,350	9/96	7/97	100%	1,756,175

Park Ridge Apartments	Jackson, TN	136	5,000,000	11/98	12/99	100%	835,861

Powell Valley Village	Jonesville, VA	34	747,632	3/98	12/98	100%	1,423,248

Southwind Apts. A LDHA	Jennings, LA	36	838,317	8/96	12/96	100%	428,742

T.R. Bobb Apts.	New Iberia, LA	30	679,001	8/96	12/96	100%	428,742

Timmons - Ville Green Apts.	Timmonsville, SC	32	1,065,842	10/96	2/97	100%	292,587

Tremont Station Apartments	Tremont, PA	24	1,042,666	5/96	11/96	100%	349,889

Village Estates Apts.	Victoria, VA	32	1,152,235	4/97	10/98	100%	270,204

Village Green Apts.	Gloucester, VA	32	1,145,831	4/97	11/97	100%	229,902

Warrensburg Heights	Warrensburg, MO	28	1,109,663	12/96	11/96	100%	308,825

Westside Apts.	Salem, AR	29	1,036,514	8/96	10/96	100%	265,020

The Willows Apts.	Smithville, TX	32	804,102	5/96	5/96	100%	209,768

Boston Capital Tax Credit Fund IV L.P. - Series 27

PROPERTY PROFILE AS OF MARCH 31, 2002

Property Name	Location	Units	Mortgage Balance as of 12/31/01	Acq. Date	Const Comp.	Qualified Occupancy 3/31/02	Cap Con paid thru 3/31/02
AHAB Rental Units Phase II	Springfield, MO	17	$480,285	6/97	11/97	100%	$578,458

Angelou Court Apts.	New York, NY	23	998,130	10/97	8/99	100%	1,599,299

Canisteo Manor	Canisteo, NY	24	890,406	4/98	4/98	100%	621,857

The Casa Rosa	San Juan, PR	97	901,117	9/97	4/98	100%	1,232,936

Forest Glen At Sulluy Station Phase II Atps.	Centreville, VA	119	6,547,880	8/96	6/97	100%	1,339,550

Harrison Heights Apts.	Harrisonville, MO	48	1,283,142	1/98	12/96	100%	245,516

Harbor Towers Apts.	Meriden, CT	202	11,717,638	2/97	11/97	100%	2,895,280

Holly Heights Apts.	Storm Lake, IA	32	494,185	4/97	8/98	100%	614,058

Lake Apts. II	Fargo, ND	24	599,307	1/97	12/95	100%	396,024

Magnolia Place Apts.	Gautier, MS	40	873,890	11/97	1/98	100%	800,027

Northrock Apts.	Topeka, KS	76	2,580,636	5/00	5/00	100%	610,365

Park Crest Apts.	Sherwood, AR	216	9,200,000	11/99	6/99	100%	115,311

Pear Village Apts.	Leitchfile, KY	16	501,495	8/96	2/97	100%	488,822

Randolph Village	Silver Spring, MD	130	5,458,835	9/96	8/97	100%	2,240,075

Summer Hill Sr. Apts.	Wayne, NJ	164	9,203,547	11/96	4/98	100%	2,337,000

Sunday Sun Apts.	Bowling Green, KY	30	886,169	10/96	12/96	100%	714,938

Boston Capital Tax Credit Fund IV L.P. - Series 28

PROPERTY PROFILE AS OF MARCH 31, 2002

Property Name	Location	Units	Mortgage Balance as of 12/31/01	Acq. Date	Const Comp.	Qualified Occupancy 3/31/02	Cap Con paid thru 3/31/02
1374 Boston Road L.P.	New York, NY	15	$525,676	2/97	6/97	100%	$522,065

Ashberry Manor Apts.	Bardstown, KY	24	638,803	2/97	3/97	100%	561,330

Bienville III Apts.	Ringold, LA	32	958,233	2/97	2/97	100%	349,186

Blanchard Apts.	Blanchard, LA	32	908,983	7/97	7/97	100%	307,218

Chandler Village Apts	Chandler, OK	32	904,955	4/97	7/97	100%	255,639

Cottonwood Apts.	Cottonwood, LA	24	733,535	7/97	7/97	100%	248,058

Cottonwood Apts.	Holly Grove, AR	24	929,842	2/97	4/97	100%	254,856

Evangeline Apts.	Lake Arthur, LA	32	968,897	11/97	1/98	100%	366,284

Fairway Apts. II	Marlette, MI	48	1,043,952	12/96	3/97	100%	255,353

Falcon Pointe Apts.	Rosenburg, TX	102	3,089,842	4/98	10/99	100%	3,191,142

Jackson Place Apts.	Jackson, LA	40	1,003,488	7/97	10/97	100%	983,615

Mapelwood Apts.	Winnfield, LA	40	908,123	3/98	8/98	100%	922,119

Milton Village Apts.	Milton, NY	32	1,167,648	2/97	6/97	100%	1,192,184

Neighborhood Restorations VII	West Philadelphia, PA	72	2,235,691	2/98	2/98	100%	3,809,335

Park Plaza I & II	West Memphis, AR	128	2,979,850	12/97	11/96	100%	553,954

Park Village Apts.	Athens, TN	80	1,199,088	10/98	6/99	100%	1,992,486

Pin Oak Village	Bowie, MD	110	9,025,780	11/97	1/96	100%	3,804,585

Southern Villa Apts.	Russellville, KY	32	1,337,287	11/97	4/98	100%	323,500

Randolph Village	Silver Spring, MD	130	5,799,295	12/97	8/97	100%	909,471

Sand Lane Manor Apts.	Henderson, KY	24	672,076	8/97	4/98	100%	556,478

Senior Suites of Chicago	Chicago, IL	84	4,087,580	12/97	12/98	100%	3,176,031

Sumner House	Hartford, CT	79	1,122,346	1/98	7/98	100%	2,010,966

Terraceview Townhomes Apts.	Litchfield MN	22	718,485	7/97	10/97	100%	726,402

Tilghman Square	Dunn, NC	20	782,981	11/97	10/97	100%	307,605

Wellston Village Apts.	Wellston, OK	14	373,886	4/97	8/97	100%	107,258

Yale Village Apts.	Yale, OK	8	197,545	2/98	7/98	100%	69,341

Boston Capital Tax Credit Fund IV L.P. - Series 29

PROPERTY PROFILE AS OF MARCH 31, 2002

Property Name	Location	Units	Mortgage Balance as of 12/31/01	Acq. Date	Const Comp.	Qualified Occupancy 3/31/02	Cap Con paid thru 3/31/02
The Arbor Park Apts.	Jackson, MS	160	$5,640,000	12/96	6/98	100%	$2,809,826

The Arbors	Richmond, VA	85	2,897,605	7/97	11/98	100%	2,480,576

Barrington Cove Apts.	Barrington, RI	60	2,056,615	4/97	5/97	100%	4,264,830

Bent Tree Apts.	Jacksboro, TX	24	600,002	12/97	1/98	100%	161,552

Colonial Apts.	Poplarville, MS	16	393,267	10/97	7/97	100%	86,039

Dogwood Apts.	Appomattox, VA	48	1,367,104	10/98	5/99	100%	637,151

Emerald Trace Apts.	Ruston, LA	48	1,319,333	8/98	4/99	100%	981,089

Edgewood Apts.	Baker, LA	72	1,978,174	3/97	9/98	100%	1,856,539

Glenbrook Apts.	Saint Jo, TX	24	507,604	12/97	3/97	100%	145,871

Harbor Pointe Apts.	Benton Harbor, MI	84	1,552,320	1/99	10/99	100%	3,209,292

The Lincoln Hotel	San Diego, CA	41	797,847	2/97	7/97	100%	676,576

Lombard Heights Apts.	Springfield, MO	24	975,293	10/98	7/98	100%	302,808

Lutkin Bayou Apts.	Drew, MS	36	822,161	11/97	6/97	100%	192,283

Nacogdoches Plaza Apts.	Nacodgoches, TX	70	1,516,830	4/97	3/98	100%	2,793,695

Newcastle Apts.	Collins, MS	36	680,779	9/97	6/98	100%	194,259

Park Crest Apts.	Sherwood, AZ	216	9,200,000	2/98	6/99	100%	3,199,520

Palmetto Place Apts.	Benton, LA	40	1,100,303	10/98	4/99	100%	1,153,878

Pecan Hill Apts.	Bryson, TX	16	382,347	8/97	1/98	100%	110,600

Regency Apts.	Poplarville, MS	16	456,431	10/97	7/97	100%	102,419

Rhome Apts.	Rhome, TX	24	511,697	12/97	2/97	100%	160,551

Westfield Apts.	Welsh, LA	40	794,275	11/97	8/98	100%	918,605

Willow Point Apts. III	Jackson, MS	120	4,250,000	12/96	2/98	100%	2,035,596

Boston Capital Tax Credit Fund IV L.P. - Series 30

PROPERTY PROFILE AS OF MARCH 31, 2002

Property Name	Location	Units	Mortgage Balance as of 12/31/01	Acq. Date	Const Comp.	Qualified Occupancy 3/31/02	Cap Con paid thru 3/31/02
Byam Village	Waterbury, CT	46	$1,169,920	2/97	2/98	100%	$426,008

Country Estates Apts.	Farmville, VA	24	890,644	3/98	7/99	100%	223,562

Emerald Trace II Apts	Ruston, LA	24	411,468	7/98	12/98	100%	717,594

Farewell Mills Apts.	Lisbon, ME	27	782,129	8/97	3/98	100%	662,864

Hillside Terrace Apts.	Poughkeepsie, NY	64	1,803,744	4/99	7/00	100%	488,093

Lakewood Apts.	Clarksville, VA	52	1,544,445	3/98	10/99	100%	394,349

Lone Oak Apts.	Graham, TX	64	1,518,562	8/97	9/98	100%	408,634

Mesa Grande Apts.	Carlsbad, NM	72	1,974,130	2/98	12/98	100%	2,160,782

Millwood Park Apts.	Douglasville, GA	172	8,291,842	12/98	11/99	100%	631,257

New River Gardens	Radford, VA	48	1,466,244	10/98	5/99	100%	637,321

Nocona Terrace Apts.	Nocona, TX	36	828,909	8/97	12/98	100%	249,394

Northgate Apts.	Bryant, AR	20	654,628	4/99	11/99	100%	826,491

Park Trace Apts.	Jackson, TN	84	1,629,674	11/97	3/99	100%	3,353,303

Pine Forest Apts.	Dahlgren, VA	40	1,870,544	3/98	2/99	100%	503,181

Riverbend Apts.	Swanzey, NH	24	617,771	7/97	2/98	100%	1,321,798

Royal Crest Apts.	Bowie, TX	48	1,116,907	8/97	10/98	100%	337,545

Broadway Place Apts.	Hobbs, NM	32	775,825	2/98	12/98	100%	1,837,527

Trinity Life Gardens	Pueblo, CO	44	1,302,418	4/99	12/99	100%	1,924,806

Western Trails Apts.	Council Bluffs, IA	30	926,617	7/98	6/99	100%	912,827

Whistle Stop Apts.	Gentry, AR	27	703,040	9/97	5/98	100%	726,507

Boston Capital Tax Credit Fund IV L.P. - Series 31

PROPERTY PROFILE AS OF MARCH 31, 2002

Property Name	Location	Units	Mortgage Balance as of 12/31/01	Acq. Date	Const Comp.	Qualified Occupancy 3/31/02	Cap Con paid thru 3/31/02
Bent Tree Apts.	San Angelou, TX	112	$2,671,787	12/97	7/99	100%	$3,521,950

Brittney Square Apts.	Bowling Green, KY	20	626,354	7/98	7/98	100%	629,917

Canton Manor Apts.	Canton, MS	32	812,778	11/97	7/98	100%	271,306

Canton Village Apts.	Canton, MS	42	1,132,530	11/97	7/98	100%	363,557

Double Springs Manor II Apts.	Bowling Green, KY	25	393,627	9/98	3/99	100%	985,432

Eagles Ridge Terrace	Decatur, TX	89	1,824,969	12/97	5/98	100%	467,063

Elmwood Apts.	Ellisville, MS	32	661,754	12/97	6/98	100%	243,483

Giles Apts.	Amelia, VA	16	718,661	3/98	2/99	100%	178,711

Henderson Terrace Apts.	Bridgeport, TX	24	522,834	11/97	9/98	100%	120,846

Hurricane Hills	Hurricane, UT	28	781,674	9/97	8/98	100%	2,000,271

Madison Height Apts.	Canton, MS	80	2,239,812	11/97	7/98	100%	786,614

Lakeview Court	City of Little Elm, TX	24	446,156	11/97	1/99	100%	83,390

Mesquite Trails	Jacksboro, TX	35	684,905	11/97	11/98	100%	193,766

Munjoy South Townhouse Apts.	Portland, ME	140	3,720,918	9/97	10/98	100%	706,503

Nottoway Manor	Blackstone, VA	28	861,611	3/98	4/99	100%	214,977

Parktowne Apts.	Cleveland, TN	84	1,578,799	11/97	6/98	100%	3,363,097

Park Ridge Apts.	McKee, KY	22	888,060	10/97	5/98	100%	338,464

Pilot Point Apts.	Pilot Point, VA	40	769,175	11/97	2/99	100%	142,680

Plantation Ridge	Sugar Hill, GA	218	12,790,000	5/98	5/99	100%	1,974,354

Riverbend Apts.	Bedford, ME	28	784,261	10/97	7/98	100%	1,578,561

Roth Village	Mechanicsburg, PA	61	2,158,615	10/97	9/98	100%	2,664,992

Royal Estates Apts.	Canton, MS	32	838,932	11/97	7/98	100%	282,525

Silver Creek Apts.	Flat Rock, MI	112	3,358,756	3/98	8/99	100%	4,235,275

Springs Manor Apts.	Rawls Spring, MS	32	827,365	12/97	6/98	100%	328,693

Summerdale Commons Phase II	Atlanta, GA	108	3,752,139	12/98	4/99	100%	2,496,904

Windsor Hills Apts.	Ferris, TX	16	454,287	5/00	9/00	100%	68,564

Windsor Park Apts.	Jackson, MS	279	7,500,000	11/97	3/99	100%	2,346,847

Boston Capital Tax Credit Fund IV L.P. - Series 32

PROPERTY PROFILE AS OF MARCH 31, 2002

Property Name	Location	Units	Mortgage Balance as of 12/31/01	Acq. Date	Const Comp.	Qualified Occupancy 3/31/02	Cap Con paid thru 3/31/02
Carriage Pointe Apts.	Old Bridge, NJ	18	$7,594,997	1/98	1/97	100%	$3,051,011

Chardonnay Apts.	Oklahoma City, OK	14	77,888	1/98	1/97	100%	393,700

Cogic Village Apts.	Benton Harbor, MI	136	2,406,922	4/98	7/99	100%	6,669,762

Courtside Apts.	Cottonwood, AZ	44	903,154	6/98	7/98	100%	1,667,188

Clear Creek Apts.	N. Manchester, IN	64	1,611,547	7/98	9/99	100%	1,884,358

Columbia Luxar	Dallas, TX	125	3,575,101	8/98	12/99	100%	3,947,106

Colony Park Apts.	Pearl, MS	192	8,000,000	6/98	12/99	100%	2,911,900

Gilette Manor	Sayreville, NJ	100	**	1/98	1992	100%	**

Hallman Court Apts.	Rochester, NY	77	9,154,670	1/99	7/00	100%	232,259

Martinsville Apts.	Shelbyville, KY	125	278,029	8/99	2/00	100%	345,791

Parkside Plaza Apts	New York, NY	39	1,324,092	7/99	5/01	100%	2,457,425

Park Ridge Apts.	Jackson, TN	136	5,000,000	11/98	12/99	100%	1,637,102

Park Village Apts.	Athens, TN	80	1,199,088	10/98	6/99	100%	1,503,103

Pearlwood Apts.	Pearl, MS	40	954,603	2/98	5/98	100%	745,648

Rose Villa Apts.	Ganado, TX	8	219,873	5/01	11/01	100%	39,451

Pecan Manor Apts.	Natchitoches, LA	40	780,577	7/98	10/98	100%	1,501,914

Pineridge Apts.	Franklinton, LA	40	799,881	7/98	1/99	100%	1,497,889

Sterling Creek Apts.	Independence, MO	48	921,989	5/98	5/00	100%	1,973,594

Woodhaven Apts.	S. Brunswick, NJ	80	**	1/98	1995	100%	**

**   3 properties which make up one Operating Partnership named FFLM Associates LP with 194 units.  Entire mortgage balance and capital contributions paid reported with Carriage Pointe Apartments LP.

Boston Capital Tax Credit Fund IV L.P. - Series 33

PROPERTY PROFILE AS OF MARCH 31, 2002

Property Name	Location	Units	Mortgage Balance as of 12/31/01	Acq Date	Const Comp.	Qualified Occupancy 3/31/02	Cap Con paid thru 3/31/02
Bradford Park Apts.	Southhaven,, MS	208	$9,790,000	10/98	12/99	100%	$302,884

Bradford Square North Apts.	Jefferson City, TN	50	1,055,961	10/98	9/99	100%	1,456,415

Carriage Pointe Apts.	Old Bridge, NJ	18	7,594,997	3/98	1/97	100%	3,051,011

Columbia Luxar	Dallas, TX	125	3,575,101	8/98	12/99	100%	3,947,106

Foxridge Apts.	Durham, NC	92	3,087,360	3/98	7/99	100%	3,103,038

Gilette Manor	Sayreville, NJ	100	**	1/98	1992	100%	**

Harbor Pointe	Benton Harbor, MI	84	1,554,989	1/99	10/99	100%	1,157,091

Merchant Court	Dallas, GA	192	6,038,352	10/98	12/99	100%	2,422,226

Northrock Apts.	Topeka, KS	76	2,580,636	5/99	5/00	100%	1,133,534

Stearns- Assisted	Millinocket, ME	20	435,500	12/99	3/01	100%	674,885

Stonewall Retirement Village	Stonewall, LA	40	883,152	7/98	1/99	100%	1,495,966

Woodhaven Apts.	S. Brunswick, NJ	80	**	1/98	1995	100%	**

**           3 properties which make up one Operating Partnership named FFLM Associates LP with 194 units.  Entire mortgage balance and capital contributions paid reported with Carriage Pointe Apartments LP.

Boston Capital Tax Credit Fund IV L.P. - Series 34

PROPERTY PROFILE AS OF MARCH 31, 2002

Property Name	Location	Units	Mortgage Balance as of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con paid thru 3/31/02
Abby Ridge Apts.	Elizabethtown, KY	24	$484,663	2/00	1/00	100%	$1,577,723

Allsion Apts.	Mt. Washington, KY	24	899,586	11/98	1/99	100%	850,013

Belmont Affordable Housing Two Apts.	Philadelphia, PA	20	518,496	1/99	12/99	100%	1,820,797

Boerne Creekside Apts.	Boerne, TX	71	2,041,181	11/98	6/00	100%	2,303,497

Bradford Park Apts.	Southaven, MS	208	9,790,000	3/99	12/99	100%	2,868,684

Hillside Club Apts.	Bear Creek Township, MI	55	1,683,730	10/98	12/99	100%	2,087,333

Howard Park Apts	Florida City, FL	16	379,144	4/99	12/99	100%	588,986

Kerrville Meadows Apts.	Kerrville, TX	72	1,594,379	11/98	4/00	100%	2,329,758

Merchant Court Apts.	Dallas, GA	192	6,038,352	10/98	12/99	100%	4,718,773

Millwood Park Apts.	Douglasville, GA	172	8,291,842	12/98	11/99	100%	1,215,874

Northwood Homes	Leitchfield, KY	24	798,554	4/99	6/99	100%	1,185,712

Romeo Village Apts.	Montour Falls, NY	24	1,021,520	10/98	4/99	100%	753,362

Summer Park Apts.	Jackson, MS	216	10,550,000	10/99	6/00	100%	1,106,814

Washington Courtyards	Houston, TX	74	2,839,880	8/99	8/00	100%	1,434,087

Boston Capital Tax Credit Fund IV L.P. - Series 35

PROPERTY PROFILE AS OF MARCH 31, 2002

Property Name	Location	Units	Mortgage Balance as of 12/31/01	Acq. Date	Const Comp.	Qualified Occupancy 3/31/02	Cap Con paid thru 3/31/02
Ashton Cove Apts.	Kingsland, GA	72	$1,980,014	1/00	4/00	100%	$2,557,680

Autumn Park	Dickson, TN	104	5,000,000	4/99	12/99	100%	1,463,162

Brazoswood Apts.	Clute, TX	72	1,995,833	7/99	7/00	100%	2,550,000

Columbia Woods Townhomes	Newman, GA	120	4,392,252	10/00	U/C	24%*	1,310,103

Country Walk Apts.	Mulvane, KS	68	2,018,643	12/98	11/99	100%	1,923,697

Cypress Pointe Retirement Apts.	Casa Grande, AZ	104	2,756,788	4/99	3/00	100%	2,474,048

Garden Gates Apts. II	New Caney, TX	32	862,641	3/99	3/00	100%	1,060,537

Hillside Terrace Apts.	Poughkeepsie, NY	64	1,803,744	4/99	7/00	100%	3,579,349

Riverwalk Apt. Homes Phase II	Sheboygan, WI	20	418,744	12/98	7/99	100%	1,354,092

Washington Courtyards	Houston, TX	74	2,839,880	8/99	8/00	100%	600,079

Wedgewood Park Apts.	Evans, GA	180	5,467,628	12/99	8/00	100%	3,229,037

*  Property was in lease-up phase as of March 31, 2002.

U/C=Property was under construction as of March 31, 2002.

Boston Capital Tax Credit Fund IV L.P. - Series 36

PROPERTY PROFILE AS OF MARCH 31, 2002

Property Name	Location	Units	Mortgage Balance as of 12/31/01	Acq. Date	Const Comp.	Qualified Occupancy 3/31/02	Cap Con paid thru 3/31/02
Annadale Apts.	Fresno, CA	222	$10,970,799	1/00	6/90	100%	$548,563

Ashton Ridge	Jackson, MI	144	2,666,108	2/00	12/00	100%	1,429,301

Farmington Meadows	Aloha, OR	69	3,465,276	8/99	11/99	100%	530,154

Nowata Village	Nowata, OK	28	1,260,453	8/99	2/00	100%	330,497

Paris Place	Paris, KY	32	1,271,424	6/00	9/00	100%	930,412

Riverview Bend Apts.	Cystal City, MO	94	3,353,333	11/99	3/00	100%	1,207,600

Senior Suites Of Chicago Washington Heights	Chicago, IL	85	3,393,781	12/99	11/00	100%	2,220,659

Valleyview Estates Apts.	Branson West, MO	32	478,400	11/99	5/00	100%	1,306,789

Wedgewood Park Apts.	Evans, GA	180	5,467,628	12/99	8/00	100%	3,229,037

Willowbrook Apts.	Lafayette, LA	40	1,071,920	6/99	9/99	100%	1,200,789

Wingfield Apts.	Kinder, LA	40	686,728	6/99	7/99	100%	1,645,817

Boston Capital Tax Credit Fund IV L.P. - Series 37

PROPERTY PROFILE AS OF MARCH 31, 2002

Property Name	Location	Units	Mortgage Balance as of 12/31/01	Acq. Date	Const Comp.	Qualified Occupancy 3/31/02	Cap Con paid thru 3/31/02
Ashton Ridge Apts.	Jackson, MS	144	$2,666,108	02/00	12/00	100%	$5,999,913

Baldwin Villas	Pontiac, MI	65	7,974,106	10/99	7/01	100%	-0-

Columbia Woods Townhomes	Newnan, GA	120	4,392,252	10/00	U/C	24%*	3,285,137

Senior Suites of Washington Heights	Chicago, IL	85	3,393,781	12/99	11/00	100%	2,220,659

Silver Pond Apts.	Wallingford, CT	160	4,445,897	6/00	12/01	97%*	1,263,543

Stearns Assisted Apts.	Millinocket, ME	20	435,500	12/99	3/01	100%	1,404,884

Summer Park	Jackson, MS	216	10,550,000	10/99	6/00	100%	2,379,767

*  Property was in lease-up phase as of March 31, 2002.

U/C=Property was under construction as of March 31, 2002.

Boston Capital Tax Credit Fund IV L.P. - Series 38

PROPERTY PROFILE AS OF MARCH 31, 2002

Property Name	Location	Units	Mortgage Balance as of 12/31/01	Acq. Date	Const Comp.	Qualified Occupancy 3/31/02	Cap Con paid thru 3/31/02
Andover Crossing Apts.	Andover, KS	80	$2,675,861	5/00	12/00	100%	$1,772,874

Arbors at Eagle Crest Apts.	Mount Pleasant, MI	120	1,788,563	12/00	10/01	81%*	3,229,621

Bristow Place Apts.	Bristow, OK	28	1,242,143	6/01	12/00	100%	480,963

Columbia Creek Apts.	Woodstock, GA	172	5,278,781	8/01	11/01	46%*	2,795,601

Cushing Place Apts.	Cushing, OK	24	1,107,945	3/00	10/00	100%	423,200

Hammond Place Apts.	Hammond, LA	40	495,490	3/00	4/00	100%	1,706,341

Shoreham Apts.	Houston, TX	120	2,990,000	4/00	7/01	100%	5,220,350

Vanderbilt Apts.	Edna, TX	12	332,192	5/01	10/01	100%	87,244

Whitley Park Apts.	Whitley City, KY	21	914,026	6/00	6/00	100%	302,339

Willowbrook II Apts.	Lafayette, LA	40	991,424	3/00	5/00	100%	1,247,680

*=Property was in lease-up phase as of March 31, 2002.

Boston Capital Tax Credit Fund IV L.P. - Series 39

PROPERTY PROFILE AS OF MARCH 31, 2002

Property Name	Location	Units	Mortgage Balance as of 12/31/01	Acq. Date	Const Comp.	Qualified Occupancy 3/31/02	Capital Contributions Paid Through 3/31/02
Arbors at Eagle Crest Apts.	Mount Pleasant, MI	120	$1,788,563	12/00	10/01	81%*	$3,229,621

Arbors at Ironwood Apts.	Mishawaka, IN	88	1,819,785	7/00	9/01	100%	2,668,084

Austin Acres Atps.	Hopkinsville, KY	32	871,910	11/00	9/01	100%	1,094,641

Columbia Creek Apts.	Woodstock, GA	172	5,278,781	8/01	11/01	46%*	2,909,708

Daystar Village Apts.	Bowling Green, KY	32	817,028	2/01	1/01	100%	1,105,387

Hillview Apts.	Leitchfield, KY	34	923,167	5/01	12/01	100%	234,280

Pine Grove Community	Gouverneur, NY	48	1,752,528	12/00	10/01	48%*	2,538,730

Tally-Ho Apts.	Campti, CA	26	584,072	6/01	12/01	100%	485,057

Timber Trails Apts.	Pineville, LA	32	824,651	6/01	7/01	100%	499,829

*Property was in lease-up phase as of March 31, 2002.

Boston Capital Tax Credit Fund IV L.P. - Series 40

PROPERTY PROFILE AS OF MARCH 31, 2002

Property Name	Location	Units	Mortgage Balance as of 12/31/01	Acq. Date	Const Comp.	Qualified Occupancy 3/31/02	Cap Con paid thru 3/31/02
Arbors @ Ironwood Apts. II	Mishawaka, IN	40	903,000	2/01	11/01	100%	1,705,970

Baldwin Villas Apts.	Pontiac, MI	65	7,974,106	8,01	7/01	100%	-0-

Carlyle Apts.	Aberdeen, SD	44	939,802	2/01	6/01	82%*	1,155,282

Center Place Apts.	Center, TX	32	789,018	08/01	10/01	100%	328,070

Eagle Place Apts.	Azle, TX	60	829,749	10/01	U/C	37%*	499,634

Londontown Homes Apts.	London, KY	24	612,000	2/01	6/01	100%	1,826,790

Mason’s Point Apts.	Hopkinsville, KY	41	-0-	06/01	U/C	N/A	1,276,864

Meadowside Apts.	Milo, NY	40	963,226	05/01	12/01	100%	841,707

Northrock Apts. II	Topeka, KS	60	1,242,583	07/01	U/C	N/A	1,103,199

Oakland Apts.	Oakdale, LA	46	1,252,977	2/01	7/01	100%	652,333

Parkview Apts.	Springfield, MA	25	1,403,581	2/01	2/02	100%	977,208

Sedgewick Sundance Apts.	Sedgewick, KS	24	540,000	09/01	10/01	58%*	1,114,271

Southbrook Humes Apts.	Kily, KY	24	558,000	04/01	11/01	100%	1,498,969

Shalom Plaza Apts.	Kansas City, MO	126	3,893,135	08/01	11/01	100%	1,177,635

Western Gardens Apts.	Dequincey, LA	48	1,300,631	2/01	7/01	100%	668,442

U/C=Property was under construction as of March 31, 2002.

*Property was in lease-up phase as of March 31, 2002.

Boston Capital Tax Credit Fund IV L.P. - Series 41

PROPERTY PROFILE AS OF MARCH 31, 2002

Property Name	Location	Units	Mortgage Balance as of 12/31/01	Acq. Date	Const Comp.	Qualified Occupancy 3/31/02	Cap Con paid thru 3/31/02
Bienville Apts.	Ringhold, LA	32	$818,871	12/01	11/01	100%	$366,366

Breezewood Villas I	Frederiksted, VI	12	543,950	10/01	U/C	N/A	345,475

Brookstone Place II Apts.	Port Huron, MI	72	2,500,000	8/01	U/C	N/A	1,902,782

Harbor Point II Apts.	Benton Township, MI	72	1,292,466	8/01	U/C	N/A	805,382

Hollywood Palms Apts.	San Diego, CA	94	-0-	3/02	U/C	N/A	-0-

Marina Woods Apts.	Halfmoon, NY	32	693,760	7/01	U/C	N/A	696,934

Marwood Senior Apts.	Upper Marlboro, MD	155	4,098,984	7/01	U/C	N/A	345,351

Meadowside Apts.	Milo, NY	40	963,226	5/01	12/01	100%	841,707

Red Hill Apts. I	Farmerville, LA	32	841,779	11/01	6/01	100%	386,921

Southpark Apts. II	Newton, KS	60	1,737,846	9/01	U/C	N/A	1,270,774

Sunshine Village Apts.	Elizabethtown, KY	32	-0-	3/02	U/C	N/A	-0-

U/C=Property was under construction as of March 31, 2002.

Boston Capital Tax Credit Fund IV L.P. - Series 42

PROPERTY PROFILE AS OF MARCH 31, 2002

Property Name	Location	Units	Mortgage Balance as of 12/31/01	Acq. Date	Const Comp.	Qualified Occupancy 3/31/02	Cap Con paid thru 3/31/02
Lynelle Landing Apts.	Charleston, WV	56	-0-	3/02	U/C	N/A	$589,525

Strawberry Lane Apts.	Clayton, NY	71	-0-	3/02	U/C	N/A	-0-

U/C=Property was under construction as of March 31, 2002.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for the Fund’s Interests and Related Fund Matters

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

                                                (b)                                 Approximate number of security holders

As of March 31, 2002, the Fund has 36,780 BAC holders for an aggregate of 68,029,269 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs were issued in series.  Series 20 consists of 2,382 investors holding 3,866,700 BACs, Series 21 consists of 1,193 investors holding 1,892,700 BACs, Series 22 consists of 1,658 investors holding 2,564,400 BACs, Series 23 consists of 2,137 investors holding 3,336,727 BACs, Series 24 consists of 1,309 investors holding 2,169,878 BACs, Series 25 consists of 1,859 investors holding 3,026,109 BACs, Series 26 consists of 2,375 investors holding 3,995,900 BACs, Series 27 consists of 1,408 investors holding 2,460,700 BACs, Series 28 consists of 2,147 investors holding 4,000,738 BACs, Series 29 consists of 2,341 investors holding 3,991,800 BACs, Series 30 consists of 1,404 investors holding 2,651,000 BACs, Series 31 consists of 2,170 investors holding 4,417,857 BACs, Series 32 consists of 2,408 investors holding 4,754,198 BACs, Series 33 consists of 1,294 investors holding 2,636,533 BACs, Series 34 consists of 1,780 investors holding 3,529,319 BACs, Series 35 consists of 1,704 investors holding 3,300,463 BACs, Series 36 consists of 1,034 investors holding 2,106,837 BACs, Series 37 consists of 1,150 investors holding 2,512,500 BACs, Series 38 consists of 1,245 investors holding 2,543,100 BACs, Series 39 consists of 1,015 investors holding 2,292,152 BACs, Series 40 consists of 1,121 investors holding 2,630,256 BACs, Series 41 consists of 1,418 investors holding 2,891,626 and Series 42 consists of 228 investors holding 457,776 BACs at March 31, 2002

                                                (c)                                  Dividend history and restriction

The Fund has made no distributions of Net Cash Flow to its BAC Holders from its inception, October 5, 1993 through March 31, 2002.

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

Fund allocations and distributions are described on pages 99 to 101 of the Prospectus, as supplemented, under the caption “Sharing Arrangements:  Profits, Credits, Losses, Net Cash Flow and Residuals”, which is incorporated herein by reference.

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

Item 6.    Selected Financial Data

The information set forth below presents selected financial data of the Fund. This financial information represents a weighted average over the entire Fund and does not represent the actual results for any particular series. Additional detailed financial information is set forth in the audited financial statements listed in Item 14 hereof.  Selected financial data for year and periods ended March 31,

Operations	2002	2001	2000	1999	1998
Interest & Other Income	$926,439	$2,478,585	$3,089,965	$4,604,150	$4,007,240

Share of Loss of Operating Partnerships	(30,093,432)	(27,258,366)	(22,255,032)	(16,178,884)	(12,821,176)

Operating Expenses	(7,077,762)	(6,872,178)	(7,491,481)	(5,902,620)	(4,654,485)

Net Income (Loss)	$(36,244,755)	$(31,651,959)	$(26,656,548)	$(17,477,354)	$(13,468,421)

Net Income (Loss) per BAC	$(.54)	$(.52)	$(.47)	$(.36)	$(.36)

Balance Sheet	2002	2001	2000	1999	1998

Total Assets	$493,374,022	$477,547,823	$478,148,369	$456,501,585	$386,072,953

Total Liabilities	$57,057,109	$53,445,738	$62,060,171	$79,434,074	$79,763,815

Partners’ Capital	$436,315,913	$424,102,085	$416,088,198	$377,067,511	$306,309,138

Other Data
Tax Credits per BAC for the Investors Tax Year, the Twelve Months Ended December 31, 2001, 2000, 1999, 1998, and 1997	$.97	$.96	$.78	$.71	$.61

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

The Fund’s primary source of funds is the proceeds of its Public Offering.  Other sources of liquidity will include (i) interest earned on capital contributions held pending investment or on working capital reserves (ii) cash distributions from operations of the Operating Partnerships in which the Fund has and will invest and (iii) a line of credit.  All sources of liquidity are available to meet the obligations of the Fund.  The Fund does not anticipate significant cash distributions in the long or short term from operations of the Operating Partnerships.

The Fund has entered into a line of credit financing agreement with Fleet National Bank whereby the Fund can borrow up to $40 million for up to 90 days to meet short-term cash needs required for the investment in certain Operating Partnerships.  Under the terms of the agreement, the Fund pledges their interest in a particular Operating Partnership in order to draw funds from the line.  The repayment of any draws is anticipated to be made once the Fund has received sufficient investor proceeds.  Repayments on the line are tied to specific Operating Partnerships, which are then released as collateral by the bank.

The Fund invests in short-term tax-exempt municipal bonds to decrease the amount of taxable interest income that flows through to it’s investors.  The Fund anticipates that the investments it purchases will be held to maturity, but periodically the Fund must sell investments to meet certain obligations.  Many of the investments sold during the years ended March 31, 2001 and 2002 were yielding coupon rates higher than market rates.  A premature sale of these investments may have resulted in realized losses, but when combined with the higher coupon yields the resulting actual yields were consistent with market rates.  In selecting investments to purchase and sell, the general partner and it’s advisors stringently monitor the ratings of the investments, thereby maximizing safety of principal.

Capital Resources

The Fund is offering BACs in a Public Offering originally declared effective by the Securities and Exchange Commission on December 16, 1993.  The Fund received and accepted subscriptions for $679,959,770 representing 68,029,269 BACs from investors admitted as BAC Holders in Series 20 through 42 of the Fund.  As of March 31, 2002 the Fund is continuing to offer BACs in Series 42.

(Series 20).  The Fund commenced offering BACs in Series 20 on January 21, 1994.  The Fund received and accepted subscriptions for $38,667,000 representing 3,866,700 BACs from investors admitted as BAC Holders in Series 20.  Offers and sales of BACs in Series 20 were completed and the last of the BACs in Series 20 were issued by the Fund on June 24, 1994.

During the fiscal year ended March 31, 2002, none of Series 20 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2002 proceeds from the offer and sale of BACs in Series 20 had been used to invest in 24 Operating Partnerships in an aggregate amount of $28,614,472 and the Fund had completed payment of all installments of its capital contributions to 23 of the Operating Partnerships. Series 20 has outstanding contributions payable to one operating partnership in the amount of $388,026 as of March 31, 2002. Of the amount outstanding, $252,771 has been advanced to the Operating Partnership.  The advance will be converted to capital and the remaining contributions of $135,255 will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

(Series 21).  The Fund commenced offering BACs in Series 21 on July 5, 1994.  The Fund received and accepted subscriptions for $18,927,000 representing 1,892,700 BACs from investors admitted as BAC Holders in Series 21.  Offers and sales of BACs in Series 21 were completed and the last of the BACs in Series 21 were issued by the Fund on September 30, 1994.

During the fiscal year ended March 31, 2002, none of Series 21 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2002 proceeds from the offer and sale of BACs in Series 21 had been used to invest in 14 Operating Partnerships in an aggregate amount of $13,872,728 and the Fund had completed payment of all installments of its capital contributions to 11 of the Operating Partnerships. Series 21 has outstanding contributions payable to 3 operating partnerships in the amount of $641,543 as of March 31, 2002, all of which has been loaned to the Operating Partnerships.  The loans will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 22).  The Fund commenced offering BACs in Series 22 on October 12, 1994.  The Fund received and accepted subscriptions for $25,644,000 representing 2,564,400 BACs from investors admitted as BAC Holders in Series 22.  Offers and sales of BACs in Series 22 were completed and the last of the BACs in Series 22 were issued by the Fund on December 28, 1994.

During the fiscal year ended March 31, 2002, $51,114 of Series 22 net offering were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2002 proceeds from the offer and sale of BACs in Series 22 had been used to invest in 29 Operating Partnerships in an aggregate amount of $18,758,748 and the Fund had completed payment of all installments of its capital contributions to 25 of the Operating Partnerships. Series 22 has outstanding contributions payable to 4 operating partnerships in the amount of $487,655 as of March 31, 2002. Of the amount outstanding, $450,981 has been loaned to the Operating Partnerships.  The loans will be converted to capital and the remaining contributions of $36,674 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 23).  The Fund commenced offering BACs in Series 23 on January 10, 1995.  The Fund received and accepted subscriptions for $33,366,000 representing 3,336,727 BACs from investors admitted as BAC Holders in Series 23.  Offers and Sales of BACs in Series 23 were completed and the last of the BACs in Series 23 were issued by the Fund on June 23, 1995.

During the fiscal year ended March 31, 2002, none of Series 23 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2002 proceeds from the offer and sale of BACs in Series 23 had been used to invest in 22 Operating Partnerships in an aggregate amount of $24,352,278 and the Fund had completed payment of all installments of its capital contributions to 19 of the Operating Partnerships. Series 23 has outstanding contributions payable of $117,796 as of March 31,

2002 to 3 operating partnerships, all of which has been advanced or loaned to the Operating Partnerships.  The advances and loans will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 24).  The Fund commenced offering BACs in Series 24 on June 9, 1995.  The Fund received and accepted subscriptions for $21,697,000 representing 2,169,878 BACs from investors admitted as BAC Holders in Series 24.  Offers and Sales of BACs in Series 24 were completed and the last of the BACs in Series 24 were issued by the Fund on September 22, 1995.

During the fiscal year ended March 31, 2002, none of Series 24 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2002 proceeds from the offer and sale of BACs in Series 24 had been used to invest in 23 Operating Partnerships in an aggregate amount of $14,662,750 and the Fund had completed payment of all installments of its capital contributions to 17 of the Operating Partnerships. Series 24 has outstanding contributions payable to 6 operating partnerships in the amount of  $1,214,204 as of March 31, 2002.  Of the amount outstanding, $1,093,337 has been advanced or loaned to the Operating Partnerships.  The advances and loans will be converted to capital and the remaining contributions of $120,867 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 25).  The Fund commenced offering BACs in Series 25 on September 30, 1995.  The Fund received and accepted subscriptions for $30,248,000 representing 3,026,109 BACs from investors admitted as BAC Holders in Series 25.  Offers and Sales of BACs in Series 25 were completed and the last of the BACs in Series 25 were issued by the Fund on December 29, 1995.

During the fiscal year ended March 31, 2002, the Fund used $21,500 of Series 25 net offering proceeds to pay installments of its capital contributions to 2 Operating Partnerships.  As of March 31, 2002 proceeds from the offer and sale of BACs in Series 25 had been used to invest in 22 Operating Partnerships in an aggregate amount of $22,461,222 and the Fund had completed payment of all installments of its capital contributions to 14 of the Operating Partnerships. Series 25 has outstanding contributions payable to 8 Operating Partnerships in the amount of $2,073,892 as of March 31, 2002. Of the amount outstanding, $1,671,965 has been advanced or loaned to some of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $401,927 will be released when Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 26).  The Fund commenced offering BACs in Series 26 on January 18, 1996.  The Fund received and accepted $39,959,000 representing 3,995,900 BACs from investors admitted as BAC Holders in Series 26. Offers and sales of BACs in Series 26 were completed and the last of the BACS in Series 26 were issued by the Fund on June 14, 1996.

During the fiscal year ended March 31, 2002, none of Series 26 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2002 proceeds from the offer and sale of BACs in Series 26 had been used to invest in 45 Operating Partnerships in an aggregate amount of $29,390,860 and the Fund had completed payment of all installments of its capital contributions to 32 of the Operating Partnerships.

Series 26 has outstanding contributions payable to 13 Operating Partnerships in the amount of $2,197,433, as of March 31, 2002.  Of the amount outstanding, $2,072,239 has been advanced or loaned to some of the Operating Partnerships. In addition, $30,031 has been funded into escrow accounts on behalf of other Operating Partnerships.  The advances and loans will be converted to capital and the remaining contributions of $95,163, as well as the escrowed funds, will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 27).  The Fund commenced offering BACs in Series 27 on June 17, 1996. The Fund received and accepted $24,607,000 representing 2,460,700 BACs from investors admitted as BAC Holders in Series 27. Offers and sales of BACs in Series 27 were completed and the last of the BACS in Series 27 were issued by the Fund on September 27, 1996.

During the fiscal year ended March 31, 2002, the Fund used $147,217 of Series 27 net offering proceeds to pay installments of its capital contributions to 3 Operating Partnerships.  As of March 31, 2002 proceeds from the offer and sale of BACs in Series 27 had been used to invest in 16 Operating Partnerships in an aggregate amount of $17,881,544 and the Fund had completed payment of all installments of its capital contributions to 11 of the Operating Partnerships. Series 27 has outstanding contributions payable to 5 operating partnerships in the amount of $156,389 as of March 31, 2002.  Of the amount outstanding, $6,500 has been advanced to one of the Operating Partnerships.  The advance will be converted to capital and the remaining contributions of $149,889 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 28).  The Fund commenced offering BACs in Series 28 on September 30, 1996.  The Fund received and accepted $39,999,000 representing 4,000,738 BACs from investors admitted as BAC Holders in Series 28. Offers and sales of BACs in Series 28 were completed and the last of the BACS in Series 28 were issued by the Fund on January 31, 1997.

During the fiscal year ended March 31, 2002, the Fund used $596,003 of Series 28 net offering proceeds to pay installments of its capital contributions to 2 Operating Partnerships.  As of March 31, 2002 proceeds from the offer and sale of BACs in Series 28 had been used to invest in 26 Operating Partnerships in an aggregate amount of $29,211,996 and the Fund had completed payment of all installments of its capital contributions to 22 of the Operating Partnerships. Series 28 has outstanding contributions payable to 4 operating partnerships in the amount of $148,783 as of March 31, 2002.  The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 29).  The Fund commenced offering BACs in Series 29 on February 10, 1997.  The Fund received and accepted $39,918,000 representing 3,991,800 BACs from investors admitted as BAC Holders in Series 29.  Offer and sales of BACs in Series 29 were completed on June 20, 1997.

During the fiscal year ended March 31, 2002, the Fund used $283,919 of Series 29 net offering proceeds to pay installments of its capital contributions to 5 Operating Partnerships.  As of March 31, 2002 proceeds from the offer and sale of BACs in Series 29 had been used to invest in 22 Operating Partnerships in an aggregate amount of $29,137,877 and the Fund had completed payment of all installments of its capital contributions to 17 of the Operating Partnerships. Series 29 has outstanding contributions payable to 5 operating partnerships in the amount of  $304,770 as of March 31, 2002. Of the amount outstanding, $20,935 has been loaned to one of the Operating Partnerships.  The loan will be converted to capital and the remaining contributions of $283,835 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 30).  The Fund commenced offering BACs in Series 30 on June 23, 1997. The Fund received and accepted $26,490,750 representing 2,651,000 BACs from investors admitted as BAC Holders in Series 30.  Offer and sales of BACs in Series 30 were completed on September 10, 1997.

During the fiscal year ended March 31, 2002, the Fund used $451,620 of Series 30 net offering proceeds to pay installments of its capital contributions to 5 Operating Partnerships.  As of March 31, 2002 proceeds from the offer and sale of BACs in Series 30 had been used to invest in 20 Operating Partnerships in an aggregate amount of $19,462,437, and the Fund had completed payment of all installments of its capital contributions to 13 of the Operating Partnerships. Series 30 has outstanding contributions payable to 7 operating partnerships in the amount of  $528,451 as of March 31, 2002.  Of the amount outstanding, $341,749 has been advanced or loaned to one of the Operating Partnerships.  The advances and loans will be converted to capital and the remaining contributions of $186,702 will be released when Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 31).  The Fund commenced offering BACs in Series 31 on September 11, 1997.  The Fund had received and accepted $44,057,750 representing 4,417,857 BACs from investors admitted as BAC Holders in Series 31.  Offer and sales of BACs in Series 31 were completed on January 18, 1998.

During the fiscal year ended March 31, 2002, the Fund used $327,137 of Series 31 net offering proceeds to pay installments of its capital contributions to 1 Operating Partnership.  As of March 31, 2002 proceeds from the offer and sale of BACs in Series 31 had been used to invest in 27 Operating Partnerships in an aggregate amount of $32,188,856 and the Fund had completed payment of all installments of its capital contributions to 18 of the Operating Partnerships. Series 31 has outstanding contributions payable to 9 Operating Partnerships in the amount of $1,030,019 as of March 31, 2002.  Of the amount outstanding, $615,674 has been advanced or loaned to some of the Operating Partnerships.  In addition, $25,000 has been funded into an escrow account on behalf of one of the Operating Partnerships.  The advances and loans will be converted to capital and the remaining contributions of $389,345, as well as the escrowed funds, will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 32).  The Fund commenced offering BACs in Series 32 on January 19, 1998.  The Fund had received and accepted $47,431,000 representing 4,754,198 BACs from investors admitted as BAC Holders in Series 32.  Offer and sales of BACs in Series 32 were completed on June 23, 1998.

During the fiscal year ended March 31, 2002, the Fund used $237,421 of Series 32 net offering proceeds to pay installments of its capital contributions to 3 Operating Partnerships.  As of March 31, 2002 proceeds from the offer and sale of BACs in Series 32 had been used to invest in 17 Operating Partnerships in an aggregate amount of $33,947,052 and the Fund had completed payment of all installments of its capital contributions to 8 of the Operating Partnerships.

Series 32 has outstanding contributions payable to 9 Operating Partnerships in the amount of  $1,074,248 as of March 31, 2002.  Of the amount outstanding, $534,571 has been advanced or loaned to some of the Operating Partnerships.  In addition, $125,000 has been funded into escrow accounts on behalf of another other Operating Partnership.  The loans will be converted to capital and the remaining contributions of $414,677, as well as the escrowed funds, will be released when Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

During the fiscal year ended March 31, 2002, the Fund used $852,865 of Series 33 net offering proceeds to pay installments of its capital contributions to 5 Operating Partnerships.  As of March 31, 2002 proceeds from the offer and sale of BACs in Series 33 had been used to invest in 10 Operating Partnerships in an aggregate amount of $19,593,000 and the Fund had completed payment of all installments of its capital contributions to 6 of the Operating Partnerships. Series 33 has outstanding contributions payable to 4 Operating Partnerships in the amount of $751,366 as of March 31, 2002.  Of the amount outstanding, $74,635 has been loaned or advanced to one of the Operating Partnerships.  In addition, $125,000 has been funded into an escrow account on behalf of another Operating Partnership.  The loans and advances will be converted to capital and the remaining contributions of $551,731, as well as the escrowed funds, will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 34).  The Fund commenced offering BACs in Series 34 on September 22, 1998.  The Fund had received and accepted $35,273,000 representing 3,529,319 BACs from investors admitted as BAC Holders in Series 34.  Offer and sales of BACs in Series 34 were completed on February 11, 1999.

During the fiscal year ended March 31, 2002, the Fund used $240,787 of Series 34 net offering proceeds to pay installments of its capital contributions to 4 Operating Partnerships.  As of March 31, 2002 proceeds from the offer and sale of BACs in Series 34 had been used to invest in 14 Operating Partnerships in an aggregate amount of $25,738,977 and the Fund had completed payment of all installments of its capital contributions to 7 of the Operating Partnerships. Series 34 has outstanding contributions payable 7 Operating Partnerships in the amount of $807,004 as of March 31, 2002. Of the amount outstanding, $654,702 has been loaned or advanced to one of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $152,302, will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 35).  The Fund commenced offering BACs in Series 35 on February 22, 1999.  The Fund received and accepted $33,002,000 representing 3,300,463 BACs from investors admitted as BAC Holders in Series 35. Offer and sales of BACs in Series 35 were completed on June 28, 1999.

During the fiscal year ended March 31, 2002, the Fund used $84,860 of Series 35 net offering proceeds to pay installments of its capital contributions to 1 Operating Partnership.  As of March 31, 2002 proceeds from the offer and sale of BACs in Series 35 had been used to invest in 11 Operating Partnerships in an aggregate amount of $23,971,853 and the Fund had completed payment of all installments of its capital contributions 3 of the Operating Partnerships.  Series 35 has outstanding contributions payable to 8 Operating Partnerships in the amount of $1,716,237 as of March 31, 2002.  Of the amount outstanding, $817,708 has been loaned or advanced to some of the Operating Partnerships.  In addition, $10,855 has been funded into an escrow account on behalf of another Operating Partnership.  The loans and advances will be converted to capital and the remaining contributions of $887,674, as well as the escrowed funds, will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 36).  The Fund commenced offering BACs in Series 36 on June 22, 1999. The Fund received and accepted $21,068,375 representing 2,106,837 BACs from investors admitted as BAC Holders in Series 36. Offer and sales of BACs in Series 36 were completed on September 28, 1999.

During the fiscal year ended March 31, 2002, the Fund used $314,424 of Series 36 net offering proceeds to pay installments of its capital contributions to 4 Operating Partnerships.  As of March 31, 2002 proceeds from the offer and sale of BACs in Series 36 had been used to invest in 11 Operating Partnerships in an aggregate amount of $15,273,148, and the Fund had completed payment of all installments of its capital contributions to 8 of the Operating Partnerships. Series 36 has outstanding contributions payable to 3 Operating Partnerships in the amount of $680,429 as of March 31, 2002.  Of the amount outstanding, $657,998 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $22,431, will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 37).  The Fund commenced offering BACs in Series 37 on October 29, 1999.  The Fund received and accepted $25,125,000 representing 2,512,500 BACs from investors admitted as BAC Holders in Series 37. Offer and sales of BACs in Series 37 were completed on January 28, 2000.

During the fiscal year ended March 31, 2002, the Fund used $2,129,525 of Series 37 net offering proceeds to pay installments of its capital contributions to 4 Operating Partnerships.  As of March 31, 2002 proceeds from the offer and sale of BACs in Series 37 had been used to invest in 7 Operating Partnerships in an aggregate amount of $18,719,332 and the Fund had completed payment of all installments of its capital contributions to 3 of the Operating Partnerships.  Series 37 has outstanding contributions payable to 4 Operating Partnerships in the amount of $2,165,429 as of March 31, 2002. Of the amount outstanding, $1,798,152 has been loaned or advanced to some of the Operating Partnerships.  The loan and advances will be converted to capital and the remaining contributions of $367,277 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 38).  The Fund commenced offering BACs in Series 38 on February 1, 2000.  The Fund received and accepted $25,431,000 representing 2,543,100 BACs from investors admitted as BAC Holders in Series 38.  Offer and sales of BACs in Series 38 were completed on July 31, 2000.

During the fiscal year ended March 31, 2002, the Fund used $3,062,065 of Series 38 net offering proceeds to pay initial and additional installments of its capital contributions to 6 Operating Partnerships.  As of March 31, 2002 proceeds from the offer and sale of BACs in Series 38 had been used to invest in 10 Operating Partnerships in an aggregate amount of $18,609,449 and the Fund had completed payment of all installments of its capital contributions to 5 of the Operating Partnerships.  Series 38 has outstanding contributions payable to 5 Operating Partnerships in the amount of $1,232,066 as of March 31, 2002.  The remaining contributions of will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

During the fiscal year ended March 31, 2002, the Fund used $420,296 of Series 38 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or opearting apartment complexes.  The series is entitled to a percentage of the profits, losses and tax credits of the limited liability company.  The investment is reported in the Investment in Operating Limited Partnerships line item on the balance sheet.

(Series 39).  The Fund commenced offering BACs in Series 39 on August 1, 2000. The Fund received and accepted $22,921,000 representing 2,292,152 BACs from investors admitted as BAC Holders in Series 39. Offer and sales of BACs in Series 39 were completed on January 31, 2001.

During the fiscal year ended March 31, 2002, the Fund used $5,441,684 of Series 39 net offering proceeds to pay initial and additional installments of its capital contributions to 9 Operating Partnerships.  As of March 31, 2002 proceeds from the offer and sale of BACs in Series 39 had been used to invest in 9 Operating Partnerships in an aggregate amount of $17,115,495 and the Fund had completed payment of all installments of its capital contributions to 3 of the Operating Partnerships.  Series 39 has outstanding contributions payable to 6 Operating Partnerships in the amount of $2,065,285 as of March 31, 2002. Of the amount outstanding, $882,215 has been funded into an escrow account on behalf of one of the Operating Partnerships.  The remaining contributions of $1,183,070, as well as the escrowed funds, will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

During the fiscal year ended March 31, 2002, the Fund used $192,987 of Series 39 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.  The series is entitled to a percentage of the profits, losses and tax credits of the limited liability company.  The investment is reported in the Investment in Operating Limited Partnerships line item on the balance sheet.

(Series 40).  The Fund commenced offering BACs in Series 40 on February 1, 2001.  The Fund received and accepted $26,269,250 representing 2,630,256 BACs from investors admitted as BAC Holders in Series 40.  Offer and sales of BACs in Series 40 were completed on July 31, 2002.

During the fiscal year ended March 31, 2002, the Fund used $12,506,389 of Series 40 net offering proceeds to pay initial and additional installments of its capital contributions to 14 Operating Partnerships.  As of March 31, 2002 proceeds from the offer and sale of BACs in Series 40 had been used to invest in 15 Operating Partnerships in an aggregate amount of $18,309,476, and the Fund had not completed payment of all installments of its capital contributions to any of the Operating Partnerships.  Series 40 has outstanding contributions payable to the Operating Partnerships in the amount of $3,449,417 as of March 31, 2002.  Of the amount outstanding, $407,802 has been loaned to some of the Operating Partnerships.  The loans will be converted to capital and the remaining contributions of $3,041,615 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

During the fiscal year ended March 31, 2002, the Fund used $578,755 of Series 40 net offering proceeds to acquire 5 limited partnership equity interest in limited liability companies, which are the general partners of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.  The series is entitled to a percentage of the profits, losses and tax credits of the limited liability companies.  The investment is reported in the Investment in Operating Limited Partnerships line item on the balance sheet.

(Series 41).  The Fund commenced offering BACs in Series 41 on August 1, 2001. The Fund received and accepted $28,916,260 representing 2,891,626 BACs from investors admitted as BAC Holders in Series 41. Offer and sales of BACs in Series 41 were completed on January 31, 2002.

During the fiscal year ended March 31, 2002, the Fund used $7,156,939 of Series 41 net offering proceeds pay initial and additional installments of its capital contributions to 9 Operating Partnerships.  As of March 31, 2002 proceeds from the offer and sale of BACs in Series 39 had been used to invest in 11 Operating Partnerships in an aggregate amount of $19,880,902 and the Fund had not completed payment of all installments of its capital contributions to any of the Operating Partnerships.  Series 41 has outstanding contributions payable to 11 Operating Partnerships in the amount of $12,919,212 as of March 31, 2002.  Of the amount outstanding, $5,540,466 has been advanced or loaned to the Operating Partnerships.  Of the total loans outstanding $3,010,000 has been funded from the line of credit facility.  In addition $470,389 has been funded into an escrow account on behalf of another operating partnership.  The loan and advances will be converted to capital and the remaining contributions of $6,908,357 will be released, and the line of credit repaid, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

During the fiscal year ended March 31, 2002, the Fund used $195,248 of Series 41 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.  The series is entitled to a percentage of the profits, losses and tax credits of the limited liability company.  The investment is reported in the Investment in Operating Limited Partnerships line item on the balance sheet.

(Series 42).  The Fund commenced offering BACs in Series 42 on February 1, 2002.  The Fund received and accepted $4,577,760 representing 457,776 BACs from investors admitted as BAC Holders in Series 42 as of March 31, 2002. The Fund is currently continuing to offer BACs in Series 42.

During the fiscal year ended March 31, 2002, the Fund used $589,525 of Series 42 net offering proceeds and the line of credit facility to pay initial installments of its capital contributions to 1 Operating Partnership.  As of March 31, 2002 proceeds from the offer and sale of BACs in Series 42 had been used to invest in 2 Operating Partnerships in an aggregate amount of $2,664,585, and the Fund had not completed payment of all installments of its capital contributions to either of the Operating Partnerships.  Series 42 has outstanding contributions payable to the Operating Partnerships in the amount of $2,075,060 as of March 31, 2002.  Series 42 utilized net offering proceeds and the line of credit facility to fund $1,399,074 into an escrow account on behalf of one of the Operating Partnerships in which it has invested.  Series 42 also utilized the line of credit facility to fund a loan in the amount of $1,290,000 to an operating partnership in which it intends to invest.  The line of credit advances will be repaid from additional net offering proceed collections.

Results of Operations

The Fund incurs a fund management fee to the General Partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual fund management fee incurred for the fiscal years ended March 31, 2002 and 2001 was $4,762,222 and $4,759,655, respectively. The amount is anticipated to increase in subsequent fiscal years as additional Operating Partnerships are acquired.

The Fund’s investment objectives do not include receipt of significant cash flow distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund’s investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

As funds are utilized by the individual series for payment of fund management fees, operating expenses and capital contributions to the Operating Partnerships, it is anticipated that the combination of the “cash and cash equivalents” and “investments available for sale” amounts for each series will decrease.  As a result of the reduction, it is expected that interest income reported by each series will begin to decrease after the first full year of operations.  Occasionally the Fund will make interest-bearing loans to certain Operating Partnerships against contributions due for release at a later date.

(Series 20).  As of March 31, 2002 and 2001, the average Qualified Occupancy for the series was 100%.  The series had a total of 24 Operating Partnerships at March 31, 2002, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2001 and 2000, the series, in total, generated $1,918,054 and $1,957,529, respectively in passive income tax losses that were passed through to the investors and also provided $1.33 for both years in tax credits per BAC to the investors.

As of March 31, 2002 and 2001, Investments in Operating Partnerships for Series 20 was $14,695,373 and $16,738,536, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2002 and 2001, the net loss of the series was $2,387,830 and $2,366,381, respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships and the fund management fee. It is anticipated that the net loss for Series 20 will remain relatively consistent in future years since the series has finished acquiring Operating Partnerships and they are all fully operational.

Breeze Cove Limited Partnership (Breeze Cove Apartments) operates significantly below breakeven due to high operating expenses, low occupancy, poor tenant rental collections and high debt.  As of January 1, 2002, the property management company was replaced with Oakbrook Corporation, which improved tenant collections.  The management company’s marketing plan includes newspaper advertising and improving relationships with local officials, churches, employers, and agencies that could provide tenant referrals.  The new management company has improved the screening of new tenants and has processed evictions for those who were not paying and/or complying with the rules and regulations.  Operating expenses are expected to increase in the first half of 2002, due to deferred maintenance related to the relatively large number of turnovers that have resulted from cleaning up tenancy.  By the end of the year however, the property’s expenses should begin to decrease to a normal level.  Once the property is stabilized, there is expected to be a cost savings from the cost efficiencies associated with sharing personnel with other properties managed by Oakbrook Corporation in the Port Washington area. Operating expenses for 2001 declined by 10% versus 2000, however this was mostly due to deferral of bad debt expense to 2002.  The Investment Limited Partner and the Operating General Partner, an affiliate of the Investment Limited Partner, continue to explore alternatives to refinance the first mortgage on the property.  The Operating General Partner and Investment Limited Partner have both contributed toward funding operating deficits as needed.  The property is not expected to break even until the debt is restructured.  Advances will be repaid with out interest if proceeds from refinancing, cash flow or proceeds from the sale of the property become available.  The mortgage, property taxes, insurance, and accounts payable are current as of March 31, 2002.

Effective November 28, 2000, East Douglas Apartments Limited Partnership (East Douglas Apartments) retained Van Rooy Properties for property management.  Several occupancy and financial issues have been addressed since the management agent change.  The average occupancy through May 2002 was 96%.  In the fourth quarter of 2001 the Operating Partnership petitioned HUD and IHDA to increase rents which had fallen below market level due to failures on the part of the previous property management company to secure annual rent increases.  IHDA denied the request to increase rents and the Partnership is currently working on an appeal.  The Operating General Partner is currently negotiating a transfer of General Partner interest to the current management company.  The management company will not accept the General Partner interest until there is a resolution to the rent increase appeal and the property can sustain breakeven operations.  The mortgage, property taxes, insurance, and accounts payable are current as of May 31, 2002.

(Series 21).  As of March 31, 2002 and 2001, the average Qualified Occupancy for the series was 100% and 99.9%, respectively.  The series had a total of 14 properties at March 31, 2002, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2000 and 1999, the series, in total, generated $1,626,653 and $1,763,608, respectively, in passive income tax losses that were passed through to the investors and also provided $1.21 for both years in tax credits per BAC to the investors.

As of March 31, 2002 and 2001, Investments in Operating Partnerships for Series 21 was $2,929,817 and $5,713,575, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2002 and 2001, the net loss of the series was $2,967,656 and $1,087,400, respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships, and the fund management fee. The increase in net loss is primarily due to an impairment loss reported by Atlantic City Housing Urban Renewal Associates L.P.  Additional detail on this operating partnership is provided below. . It is anticipated that future net losses will be more consistent with the amount reported in the fiscal year 2001.

Atlantic City Housing Urban Renewal Associates L.P. (Atlantic City Apartments) continued to operate below breakeven for the first quarter of 2002.  The Operating Partnership will continue to show deficits with respect to operational issues for the foreseeable future.  As a result the Operating Partnership filed for protection under Chapter 11 of the Bankruptcy Code in June of 2001.  The Operating General Partner is currently working to develop a restructuring plan that is acceptable to the court and major creditors.  It is expected that the plan will be completed in the third quarter of 2002.  The bankruptcy court has authorized a cash collateral account to ensure the payment of the property operating expenses.  Occupancy for the first quarter of 2002 decreased to 86%. The City of Atlantic City has not approved nor will approve any further rental of the vacant units until safety code violations are addressed. The Operating General Partner is diligently working toward resolving these but has limited capital with which to complete the required repairs.  It is expected that a local non-profit organization will assume the roll of General Partner and will oversee a million dollar renovation of the four building complex. The Fund would remain as the Investment Limited Partner. The non-profit has development experience and the ability to obtain low interest loans for capital improvements. The size and complexity of the transaction has slowed the ability to finalize the deal structure, however the Operating General Partner continues to work toward a resolution.

Centrum Fairfax LP (Forest Glen at Sully Station) experienced low occupancy in 2001, which resulted in negative cash flow.  The average occupancy was 78% for 2001, however, by the end of the first quarter of 2002 physical occupancy increased to 83%.  The property must operate at least 90% physical occupancy in order to sustain breakeven operations  Manangment anticipates 90% physical occupancy by October of 2002.  Reasons for low occupancy were attributable to personnel issues and lack of sales and occupancy focus.  The property has addressed these issues by making several personnel changes and increasing the leasing and occupancy focus through additional promotion, lead follow-up, advertising, monthly appreciation events, family and resident referral program, and improved signage and banners.  The property is in excellent physical condition.  The Operating General Partners have been funding operating deficits in accordance with the Partnership Agreement.  The mortgage, taxes, insurance and payables are current.

(Series 22).  As of March 31, 2002 and 2001, the average Qualified Occupancy for the series was 100%.  The series had total of 29 properties at March 31, 2002, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2001 and 2000, the series, in total, generated $1,869,136 and $1,591,968, respectively, in passive income tax losses that were passed through to the investors and also provided $1.26 for both years, in tax credit per BAC to the investors.

As of March 31, 2002 and 2001, Investments in Operating Partnerships for Series 22 was $11,087,299 and $12,526,478, respectively.  The decrease is primarily a result of the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2002 and 2001, the net loss of the series was $1,693,382 and $1,484,651, respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships and the fund management fee. It is anticipated that the net loss will remain relatively consistent in future years as the series has finished acquiring Operating Partnerships and all are reporting stable operations.

(Series 23). As of March 31, 2002 and 2001, the average Qualified Occupancy for the series was 100%.  The series had a total of 22 properties at March 31, 2002, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2001 and 2000, the series, in total, generated $2,076,947 and $1,805,859, respectively, in passive income tax losses that were passed through to investors and also provided $1.31 for both years in tax credits per BAC to the investors.

As of March 31, 2002 and 2001, Investments in Operating Partnerships for Series 23 was $17,726,828 and $19,119,494, respectively.   The decrease is a result of the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2002 and 2001, the net loss of the series was $1,634,244 and $1,380,939, respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships and the fund management fee.  It is anticipated that the net loss will be relatively consistent in future years as the series has finished acquiring Operating Partnerships and they are fully operational.

(Series 24).  As of March 31, 2002 and 2001, the average Qualified Occupancy for the series was 100% and 99.9%, respectively.  The series had a total of 23 properties at March 31, 2002. Out of the total, 22 were at 100% qualified occupancy.

For the tax years ended December 31, 2001 and 2000, the series, in total, generated $1,357,571 and $1,769,510, respectively, in passive income tax losses that were passed through to investors and also provided $1.28 and $1.27, respectively, in tax credits per BAC to the investors.

As of March 31, 2002 and 2001, Investments in Operating Partnerships for Series 24 was $9,240,905 and $10,964,312, respectively.  The decrease is primarily the result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.  The decrease is also due in part to the removal of one of the Operating Partnerships, Los Lunas Apartments Limited. Further detail on Los Lunas Apartments is provided below.

For the years ended March 31, 2002 and 2001 the net loss of the Series was $2,001,698 and $1,777,302, respectively.  The increase is primarily the result of the operations of Los Lunas Apartments.  Further detail on the Operating Partnership is provided below.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships and the fund management fee.  It is anticipated that the net loss will be relatively consistent in future years as the series has finished acquiring Operating Partnerships and they are fully operational.

Elm Street Associates Limited Partnership (Elm Street Apartments) is located in Yonkers, New York.  The neighborhood has been a difficult one in which to operate due in part to high crime.  Almost all tenants have some public subsidy, making this a very management-intensive property.  Poor tenancy has resulted in ongoing operating deficits.  Management issues, including poor rent collections and deferred maintenance, continue to plague the property.  Evergreen Management took over management of the property in October 1999, but they were not successful in sustaining improved operations.  Evergreen was replaced by Apartment and Investment Management Company (AIMCO) on January 1, 2001.

Physical occupancy at the property dropped as low as 80% during the first five months of the year, but is on the upswing as management has identified tenants for all previously vacant units.  The drop in occupancy is related to an effort to aggressively pursue delinquent rents and to evict non-paying tenants.  AIMCO is belatedly addressing these issues, which have been longstanding problems, but now appears to be on a path that will lead to a more stable and more reliable tenancy.

Revenues during 2002 have been badly eroded by bad debt expense relating to rents reported during 2001, so that average economic occupancy through May was only 62%.  Reported rental revenues, exclusive of bad debt, have averaged more than $23,500 per month for the year.  Collections are expected to increase as occupancy firms. Physical occupancy has averaged 84% through April.

The Partnership Agreement requires the current Operating General Partner to fund up to $400,000 in operating deficits under its guaranty.  According to the audited 2001 financial statement, the General Partner has funded approximately $315,000 under that guarantee.

Negotiations are ongoing with Westhab, Inc. on the possibility of assuming the Operating General Partner and property management roles at Elm Street, and with the first mortgage lender (CPC), on restructuring the first mortgage loan.  The negotiations are interrelated, as CPC will only restructure the loan in the context of a change in the General Partner.

The Investment General Partner continues to work diligently on a mutually acceptable loan restructure that will both reduce the outstanding loan balance and result in a lower monthly loan payment that the property can sustain.

Los Lunas Apartments Limited (Hillridge Apartments) continues to suffer from low rents in the market, and excessive mortgage debt. As a result, the property has been operating below break-even.  Due to negative cash flow, debt service payments fell behind and the New Mexico Mortgage Finance Authority (NMFA) issued a notice of default to the Operating General Partner. The Investment General Partner removed the Operating General Partner, as he was unable to effectively deal with the mortgage default. The mortgage lender placed the property in receivership in 2000 at which time Monarch Properties was appointed as the new managing agent without Investment Partnership consent.  In December 1, 2000 the New Mexico Mortgage Finance Authority accelerated the mortgage for reason of non-payment. As a result of the mortgage acceleration the New Mexico Mortgage Finance Authority filed form 8823 with the Internal Revenue Service indicating certain instances of non-compliance with the IRS Section 42 code and regulations.  Various debt restructure proposals made by the Investment General Partner during 2001 were rejected by NMFA/HUD.  On November 2, 2001, the Investment General Partner made a proposal to restructure the debt through a negotiated plan of reorganization under chapter 11 of the United States Bankruptcy Code.  The Investment General Partner requested NMFA’s forbearance on foreclosure action in consideration of its proposal.

The proposal was subsequently rejected by the NMFA and on December 7, 2001, the court entered a Summary Judgement and Order of Foreclosure.  A foreclosure sale was scheduled for January 11, 2002.  Although, the Investment General Partner continued to negotiate with the NMFA and explore all possible options to avert foreclosure, the foreclosure sale was ultimately held and NMFA succeeded in taking back the property on January 11, 2002.  The foreclosure would result in a recapture by the Internal Revenue Service of a portion of the credits previously taken, estimated to be in the amount of $.173 per BAC.

The Investment General Partner is in the midst of completing a rescission of the property in order to avoid recapture associated with the foreclosure, which occurred in January.  The rescission (unforeclosure) would be accomplished whereby a new General Partner will step in and assume control of the property.  As a result of the above actions, the property would be transferred to a new investment entity, and future tax benefits after 2001, estimated to be $.081, will flow to the new entity, but recapture would be avoided.

North Hampton Place Limited Partnership (North Hampton Place), located in Columbia, Missouri, operated below breakeven during the first quarter of 2002. The main reason for its continuing cash expenditure is low occupancy, which averaged 69% for the quarter, and large debt service payments. The property has suffered from its location in rural Missouri, lying on the outskirts of Columbia and off of any public transportation routes. In addition, the property lies outside of the Columbia school district, further deterring possible tenants from moving to the property. Current management is marketing the property to possible tenants through newspapers, churches and civic groups.  In addition, the management company is currently lobbying the Columbia County school board to include the property in its district.  Management believes the occupancy issue will continue to be a problem unless the city eventually incorporates the property into its city limits. The property’s mortgage, taxes and insurance were all current as of March 31, 2002.

(Series 25).  As of March 31, 2002 and 2000, the average Qualified Occupancy for the series was 99.9%.  The series had a total of 22 properties at March 31, 2002.  Out of the total, 21 were at 100% qualified occupancy.

For the tax year ended December 31, 2001 and 2000, the series, in total, generated $1,707,535 and $1,857,885, respectively in passive income tax losses that were passed through to investors and also provided $1.24 and $1.25, respectively, in tax credits per BAC to the investors.

As of March 31, 2002 and 2001, Investments in Operating Partnerships for Series 25 was $16,265,562 and $17,559,746, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2002 and 2001, the net loss of the series was $1,557,890 and $1,540,858, respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships and the fund management fee.  It is anticipated that the net loss will be relatively consistent in future years as the series has finished acquiring Operating Partnerships and they are fully operational.

Sutton Place Apartments, L.P. (Sutton Place Apartments) owns and operates a 360 unit complex in Indianapolis, Indiana. The property has operated with an average occupancy rate of 97% for the first four months of the year, compared to an average of 93% for the year ended December 31, 2001.  Management believes that stability in the office staff and maintenance staff will result in continued high occupancy and continuing economic gains as well.  Economic occupancy through April has been 95%.

The property suffers from high maintenance expenses as a result of tenant abuse and high unit turnover. The area continues to experience heavy crime, which has contributed to the unit turnover.  On October 5, 2001, a triple murder occurred within a unit. The General Partner has assessed the impact from the incident and has determined it will be minimal.  The management company will be meeting with the local police and the city commissioner to determine if there is anything additional the property can do to improve security. At this time the property hires uniformed and off duty police officers as security.  The cost of the improved security will be partly funded from grants received for crime prevention and other on-site programs. The Operating General Partner continues to fund operating deficits, and the Investment Limited Partner continues to monitor this property.

(Series 26).  As of March 31, 2002 and 2001, the average Qualified Occupancy for the series was 100%.  The series had a total of 45 properties at March 31, 2002, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2001 and 2000, the series, in total, generated $2,711,648 and $2,351,130, respectively, in passive income tax losses that were passed through to investors and also provided $1.18 for both years in tax credits per BAC to the investors.

As of March 31, 2002 and 2001, Investments in Operating Partnerships for Series 26 was $24,785,250 and $26,630,528, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2002 and 2001, the net loss of the series was $2,264,403 and $2,419,997, respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee and interest income. It is anticipated that the net loss will be relatively consistent in future years as the series has finished acquiring Operating Partnerships and they are fully operational.

On October 18, 2000, A.V.A. Limited Partnership (Hanover Apartments), a property consisting of five buildings and forty units, sustained major fire damage.  One building containing eight units was deemed uninhabitable due to the fire.  All units have been repaired and are occupied with tax credit qualified residents. The property has been reimbursed for the loss of rental income and the repair work.

(Series 27).  As of March 31, 2002 and 2001 the average Qualified Occupancy for the series was 100%.  The series had a total of 16 properties at March 31, 2002, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2001 and 2000, the series, in total, generated $1,221,646 and $1,336,189 respectively, in passive income tax losses that were passed through to investors and also provided $1.14 and $1.13, respectively, in tax credits per BAC to the investors.

As of March 31, 2002 and 2001, Investments in Operating Partnerships for Series 27 was $15,447,161 and $15,763,571, respectively.  The balance was affected by the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the year ended March 31, 2002 and 2001, the net loss of the series was $598,368 and $864,778, respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships and the fund management fee.  The improved operations were mainly the result of cancellation of debt income reported by one of the Operating Partnerships.  It is anticipated that the net loss will begin to stabilize in future years as the Operating Partnerships stabilize operations.

Centrum-Fairfax II Limited Partnership’s (Forest Glen at Sulley Station Phase II) operations remained stable in the first quarter of 2002. The average annual physical occupancy was 93% in 2001. In the first quarter of 2002, physical occupancy increased to 95%.  The property’s occupancy has stabilized and the property can sustain operations. Centrum Management LLC, an affiliate of the Operating General Partner, and the management agent, continues to use various marketing and sales initiatives to maintain the high physical occupancy levels.  The mortgage, insurance and real estate tax payments are current.

Holly Heights Limited Partnership (Holly Heights Apartments) continues to incur operating deficits due to high tenant turnover. Occupancy decreased to 75% for the first quarter of 2002 from 90% for the fourth quarter 2001.  The town economy is poor and the residents are very transient.  Management will continue to use rental concessions until occupancy has stabilized. In researching the occupancy issue it was brought to the Investment Limited Partners attention that an audit by the state agency discovered issues of non-compliance.  The Investment Limited Partner is diligently working to resolve all issues and will continue to closely monitor the property. The mortgage, taxes, insurance and payables are current.

(Series 28).  As of March 31, 2002 and 2001, the average Qualified Occupancy for the series was 100%.  The series had a total of 26 properties at March 31, 2002, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2001 and 2000, the series, in total, generated $2,512,925 and $2,612,438, respectively, in passive income tax losses that were passed through to investors and also provided $1.05 and $1.04, respectively, in tax credits per BAC to the investors.

As of March 31, 2002 and 2001, Investments in Operating Partnerships for Series 28 was $26,355,147 and $27,883,913, respectively.  The decrease is a result the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the year ended March 31, 2002 and 2001 the net loss of the series was $1,802,088 and $1,950,767, respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee and interest income.  It is anticipated that operations will be relatively consistent in future years as series had finished acquiring Operating Partnerships and they are all reporting stable operations.

(Series 29).  As of March 31, 2002 and 2001, the average Qualified Occupancy for the series was 100%.  The series had a total of 22 properties at March 31, 2002, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2001 and 2000 the series, in total, generated $2,674,479 and $2,979,549, respectively in passive income tax losses that were passed through to investors and also provided $1.08 for both years in tax credits per BAC to the investors.

As of March 31, 2002 and 2001, Investments in Operating Partnerships for Series 29 was $24,490,660 and $26,617,342, respectively.  The decrease is a result the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the year ended March 31, 2002 and 2001, the net loss of the series was $2,421,150 and $2,369,982, respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships and the fund management fee. It is anticipated that operations will be relatively consistent in future years as series had finished acquiring Operating Partnerships and they are all reporting stable operations.

(Series 30).  As of March 31, 2002 and 2001 the average Qualified Occupancy for the series was 100%.  The series had a total of 20 properties at March 31, 2002, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2001 and 2000, the series, in total, generated $1,747,744 and $1,853,885, respectively, in passive income tax losses that were passed through to investors and also provided $1.06 and $1.03, respectively, in tax credits per BAC to the investors.

As of March 31, 2002 and 2001, Investments in Operating Partnerships for Series 30 was $17,826,875 and $18,947,341, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2002 and 2001, the net loss of the series was $1,298,251 and $1,283,833, respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships and the Fund management fee. It is anticipated that operations will be relatively consistent in future years as series had finished acquiring Operating Partnerships and they are all reporting stable operations.

(Series 31).  As of March 31, 2002 and 2001, the average Qualified Occupancy for the series was 100%.  The series had a total of 27 properties at March 31, 2002, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2001 and 2000, the series, in total, generated $3,159,272 and $3,869,500, respectively, in passive income tax losses to pass through to the investors and also provided $1.03 for both years in tax credits per BAC to the investors.

As of March 31, 2002 and 2001, Investments in Operating Partnerships for Series 31 was $27,720,981 and $29,919,423, respectively.  The decrease is a result the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.  The amount was also affected by the acquisition of one additional operating partnership.

For the years ended March 31, 2002 and 2001, the net loss of the series was $2,489,687 and $2,979,270, respectively.  The major components of these amounts are the Fund’s share of loss from Operating Partnerships and the fund management fee.  The improved operations were mainly the result of a decrease in interest expense and depreciation reported by one of the Operating Partnerships in the current fiscal year.  It is anticipated that operations will stabilize in future years as the series has finished acquiring operating partnerships, and construction and lease-up is complete for all of the partnerships.

(Series 32).  As of March 31, 2002 and 2001, the average Qualified Occupancy for the series was 100%.  The series had a total of 17 properties at March 31, 2002, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2001 and 2000, the series, in total, generated $3,065,920 and $2,874,195, respectively, in passive income tax losses that were passed through to investors, and also provided $1.02 and $.89, respectively, in tax credits per BAC to the investors.

As of March 31, 2002 and 2001, Investments in Operating Partnerships for Series 32 was $32,959,161 and $35,003,481, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.  The balance was also affected by the acquisition of one additional operating partnership.

For the years ended March 31, 2002 and 2001, the net loss of the series was $2,429,115 and $2,821,938, respectively.  The major components of these amounts are the Fund’s share of loss from Operating Partnerships and the fund management fee.  It is anticipated that the net loss will stabilize in future years as the series has finished acquiring Operating Partnerships and construction and lease-up are complete for all of the partnerships.

FFLM Associates is an Operating Partnership which purchased the Investment Limited Partner interest in Carriage Pointe Investors, LP, Sayerville Housing Investors LP, and Woodhaven at South Brunswick LP in 1998.  Carriage Pointe Investors, LP historically has suffered from negative cash flow, high payables, and under-funded replacement reserves.  Several options were considered in recent months to improve the performance of the Partnership, including the replacement of the General Partner and refinancing the first mortgage.  Neither of these options was viable.  The Operating General Partner continues to fund all operating deficits and the first mortgage lender is content to leave the loan in place.  The property’s first quarter operations significantly improved over the prior year.  The property occupancy was 100% and there was positive cash flow; however, payables remain high.  The Investment General Partner will continue to address open issues for Carriage Pointe with the Operating General Partners.

Martinsville I, Ltd. (Martinsville Apartments) is a 13-unit property located in Shelbyville, Kentucky. The property had positive cash flow for the first quarter of 2002 with an average occupancy of 90%.  The Operating General Partner has refused to settle outstanding issues related to construction cost overruns. In addition, a lawsuit has been filed against the Operating General Partner, the construction company and the Operating Partnership by unpaid construction vendors. Both the Operating General Partner and the Investment Limited Partner have engaged legal counsel to resolve these issues.  Legal counsel for the Investment Limited Partner sent out Notices of Partnership Agreement Defaults to the Operating General Partner and Guarantors.  However,

the Operating General Partner’s position has not changed, and he is unwilling to meet the financial resolution outlined in the Default Letter.  IRS Form 8609s are expected soon.  Upon receipt the Investment Limited Partner will engage in settlement discussions with the General Partner to bring outstanding matters to closure.

(Series 33).  As of March 31, 2002 and 2001 the average Qualified Occupancy for the series was 100%.  The series had a total of 10 properties at March 31, 2002, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2001 and 2000, the series, in total, generated $1,600,955 and $1,675,644 in passive income tax losses that were passed through to investors, and also provided $1.03 and $.94, respectively, in tax credits per BAC to the investors.

As of March 31, 2002 and 2001, Investments in Operating Partnerships for Series 33 was $18,625,977 and $19,646,067, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2002 and 2001, the net loss of the Series was $1,259,944 and $1,384,134, respectively.  The major components of these amounts are the Fund’s share of loss from Operating Partnerships and the fund management fee.  It is anticipated that operations will be relatively consistent in future years as series had finished acquiring Operating Partnerships and they are all reporting stable operations.

FFLM Associates is an Operating Partnership which purchased the Investment Limited Partner interest in Carriage Pointe Investors, LP, Sayerville Housing Investors LP, and Woodhaven at South Brunswick LP in 1998.  Carriage Pointe Investors, LP historically has suffered from negative cash flow, high payables, and under-funded replacement reserves.  Several options were considered in recent months to improve the performance of the Partnership, including the replacement of the General Partner and refinancing the first mortgage.  Neither of these options was viable.  The Operating General Partner continues to fund all operating deficits and the first mortgage lender is content to leave the loan in place.  The property’s first quarter operations significantly improved over the prior year.  The property occupancy was 100% and there was positive cash flow; however, payables remain high.  The Investment General Partner will continue to address open issues for Carriage Pointe with the Operating General Partners.

(Series 34).  As of March 31, 2002 and 2001, the average Qualified Occupancy for the series was 100%.  The series had a total of 14 properties at March 31, 2002, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2001 and 2000, the series, in total, generated $2,343,979 and $2,935,093, respectively in passive income tax losses that were passed through to investors, and also provided $.98 and $.79, respectively, in tax credits per BAC to the investors.

As of March 31, 2002 and 2001, Investments in Operating Partnerships for Series 34 was $23,851,276 and $25,611,061, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method.

By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2002 and 2001, the net loss of the Series was $2,113,249 and $2,424,494.  The major components of these amounts are the Fund’s share of loss from Operating Partnerships and the fund management fee. It is anticipated that operations will stabilize in future years as the series has finished acquiring Operating Partnerships and construction and lease-up are complete for all of the partnerships.

(Series 35).  As of March 31, 2002 and 2001 the average Qualified Occupancy for the series was 93.1% and 94.7%, respectively.  The series had a total of 11 properties at March 31, 2002. Out of the total, 10 properties were at 100% qualified occupancy and 1 property with multiple buildings had some buildings in initial lease-up and some still under construction.

For the tax year ended December 31, 2001 and 2000 the series, in total, generated $1,614,496 and $2,465,610, respectively in passive income tax losses that were passed through to investors and also provided $.88 and $.40, respectively in tax credits per BAC to the investors.

As of March 31, 2002 and 2001, Investments in Operating Partnerships for Series 35 was $20,932,858 and $22,009,700, respectively.  Investments in Operating Partnerships was effected by the acquisition of one additional Operating Partnership and by the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2002 and 2001 the net loss of the series was $1,211,672 and $2,106,038.  The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee,  amortization of acquisition costs and interest income. It is anticipated that the net loss will fluctuate in future years until construction is completed on the Operating Partnerships, they become fully leased-up, and stabilize operations.

(Series 36).  As of March 31, 2002 and 2001 the average Qualified Occupancy for the series was 100%.  The series had a total of 11 properties at March 31, 2002, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2001 and 2000 the series, in total, generated $503,717 and $1,791,872, respectively in passive income tax losses that were passed through to investors and also provided $.99 and $.64, respectively in tax credits per BAC to the investors.

As of March 31, 2002 and 2001, Investments in Operating Partnerships for Series 36 was $13,473,738 and $14,753,049, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the year ended March 31, 2002 and 2001, the net loss of the series was $1,529,736 and $693,060, respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee and amortization of acquisition costs. The increase in net loss is primarily the result of a significant increase in interest expense reported by one of the Operating Partnerships to correct for understated interest in prior years.  It is anticipated that operations will stabilize in future years as the series has finished acquiring Operating Partnerships and construction and lease-up are complete for all of the partnerships.

Annadale Housing Partners (Annadale Apartments) has historically reported net losses due to operational issues associated with the property.  As a result of efforts by the management company operations have improved significantly.  Rental increases combined with better rent collections, increased rental revenues by $99,860 (11.3%) in 2001.  This combined with stabilized operating expenses allowed the property to operate above breakeven.  Occupancy remains stable at 89% through the first quarter of 2002.  In accordance with the loan agreements, the property continues to fund capital improvements from operations.  A welfare tax exemption was approved in 2001, and the Partnership received a refund of $29,982 in January 2002.  If operations continue to demonstrate improvement, we will no longer continue to report on this Partnerhsip.

(Series 37).  As of March 31, 2002 and 2001 the average Qualified Occupancy for the series was 88.7% and 67.7%, respectively.  The series had a total of 7 properties at March 31, 2002.  Out of the total, 5 were at 100% qualified occupancy and 1 was in initial lease-up.  The series also had 1 property with multiple buildings, some of which were under construction and some of which were in lease-up at March 31, 2002.

For the tax years ended December 31, 2001 and 2000, the series, in total, generated $932,687 and $226,711, respectively in passive income tax losses that were passed through to investors.  The series also provided $.71 and $.14, respectively, in tax credits per BAC to the investors.

As of March 31, 2002 and 2001, Investments in Operating Partnerships for Series 37 was $17,469,596 and $18,470,074, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2002 and 2001, the net loss of the series was $1,051,460 and $315,863, respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, amortization of acquisition costs and interest income. It is anticipated that the net loss will increase in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships, they become fully leased-up, and stabilize operations.

(Series 38).  As of March 31, 2002 and 2001, the average Qualified Occupancy for the series was 92.7% and 100%, respectively.  The series had a total of 10 properties at March 31, 2002.  Out of the total, 8 were at 100% qualified occupancy and 2 were in initial lease-up.

For the tax years ended December 31, 2001 and 2000, the series, in total, generated $1,712,857 and $145,959 in passive income tax losses that were passed through to investors.  The series also provided tax credits to the investors of $.42 for 2001 and between $.08 and $.13 for 2000, depending on the investors’ date of admission.

As of March 31, 2002 and 2001, Investments in Operating Partnerships for Series 38 was $17,632,089 and $18,847,690, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.  The balance was also affected by the acquisition of one additional Operating Partnership in the current fiscal year.

For the year ended March 31, 2002 and for the period ended March 31, 2001, the net loss of the series was $1,405,509 and $145,973, respectively.  The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee and interest income.  It is anticipated that the net loss will fluctuate in future years until the Operating Partnerships become fully leased-up and stabilize operations.

(Series 39).  As of March 31, 2002 the average Qualified Occupancy for the series was 86.1% and 31.2%, respectively.  The series had a total of 9 properties at March 31, 2002.  Out of the total, 6 were at 100% qualified occupancy, and 3 were in initial lease up.

For the tax year ended December 31, 2001 and 2000 the series, in total, generated $1,257,903 and $74,893 in passive income that was passed through to investors. The series also provided $.22 in tax credits per bac to the investors for the tax year 2001.  The series did not generate any tax credits per BAC for the calendar year 2000, therefore, there is no comparative information to report.

As of March 31, 2002 and 2001, Investments in Operating Partnerships for Series 39 was $16,095,151 and $16,411,959, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.  The balance was also affected by the acquisition of two additional Operating Partnerships in the current fiscal year.

For the year ended March 31, 2002 and for the period ended March 31, 2002 the net loss of the series was $1,126,847 and $142,837, respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee and interest income.  It is anticipated that the net loss will fluctuate in future years until the Operating Partnerships become fully leased-up and stabilize operations.

(Series 40).  As of March 31, 2002 the average Qualified Occupancy for the series was 92.5%.  The series had a total of 15 properties at March 31, 2002. Out of the total, 10 were at 100% qualified occupancy, and 2 were in initial lease up. The series also had 2 properties that were still under construction, and one property with multiple buildings some of which were under construction and some of which were in lease-up at March 31, 2002.  Since all of the properties were under construction as of March 31, 2001, there is no comparative information to report.

For the tax year ended December 31, 2001 the series, in total, generated $642,925 in passive income tax losses that were passed through to investors.  The series also provided tax credits to the investors.  Below is a summary of tax credits per BAC by month of admission.

March	$.18
April	$.16
May	$.14
June	$.13
July	$.11

The series had not admitted any investors as of December 31, 2000, therefore, it does not have any comparative information to report.

As of March 31, 2002 and 2001, Investments in Operating Partnerships for Series 40 was $18,540,930 and $7,777,666, respectively.  The increase is a result of the Fund acquiring 9 additional interests in Operating Partnerships. Investments in Operating Partnerships was also affected by the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the year ended March 31, 2002 and for the period ended March 31, 2002 the net loss of the series was $597,386 and $111,464, respectively.  The major component of this amount is organization expenses. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee and interest income. It is anticipated that the net loss will increase in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships and they become fully leased-up and stabilize operations.

(Series 41)  As of March 31, 2002 the average Qualified Occupancy for the series was 100%.  The series had a total of 11 properties at March 31, 2002.  Out of the total 3 were at 100% qualified occupancy and 8 were still under construction.  Since all of the properties acquired subsequent to March 31, 2001 there is no comparative information to report.

For the tax year ended December 31, 2001 the series, in total, generated $642,925 in passive income that was passed through to investors, and generated less than $.004 in tax credits per BAC the investors.  The series had not admitted any investors as of December 31, 2000, therefore, it does not have comparative information to report.

As of March 31, 2002, Investments in Operating Partnerships for Series 41 was $20,029,680.  The amount is a result of the Fund acquiring 11 interests in Operating Partnerships.  Investments in Operating Partnerships, was also affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the period ended March 31, 2002 the net loss of the series was $283,923.  The major components of this amount are the Fund’s share of loss from

Operating Partnerships, the fund management fee and organization expenses.  It is anticipated that the net loss will increase in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships and they become fully leased-up and stabilize operations.

Since Series 41 did not commence operations until after March 31, 2001, it does not have any comparative information to report.

(Series 42).  As of March 31, 2002 the series had a total of 2 properties both of which were still under construction.

The series had not admitted any investors as of December 31, 2001,  therefore, it had no passive income tax losses or tax credits to pass through to the investors for the tax years ended December 31, 2001 or 2000.

As of March 31, 2002, Investments in Operating Partnerships for Series 40 was $2,675,537.  The amount is a result of the Fund acquiring 2 interests in Operating Partnerships.  In the future, Investments in Operating Partnerships, will also be affected by the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the period ended March 31, 2002 the net loss of the series was $110,267.  The major component of this amount is organization expenses.  It is anticipated that the net loss will increase in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships and they become fully leased-up and stabilize operations.

Since Series 42 did not commence operations until after March 31, 2001, it does not have any comparative information to report.

Recent Accounting Statements Not Yet Adopted

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS No. 144 provides accounting guidance for financial accounting and reporting of impairment or disposal of long-lived assets.  SFAS No.144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assts and for Long-Lived Assets to be Disposed Of”.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of the operation of the partnership.

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

Item 9.                         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                                      None.

PART III

Item 10.                   Directors and Executive Officers of the Registrant

                                                      (a), (b), (c), (d) and (e)

The Partnership has no directors or executives officers of its own.  The following biographical information is presented for the partners of the General Partners and affiliates of those partners (including Boston Capital Partners, Inc. (“Boston Capital”)) with principal responsibility for the Partnership’s affairs.

John P. Manning, age 54, is Co-Founder, President and Chief Executive Officer of Boston Capital Corporation where he is primarily responsible for strategic planning and business development. In addition to his responsibilities at Boston Capital, Mr. Manning is a proactive leader in the industry. He served in 1990 as a member of the Mitchell-Danforth Task Force to review and reform the Low Income Housing Tax Credit. He was the founding President of the Affordable Housing Tax Credit Coalition, is a former member of the Board of the National Leased Housing Association and sits on the Advisory Board of the publication Housing and Development Reporter. During the 1980s he served as a member of the Massachusetts Housing Policy Committee, as an appointee of the Governor of Massachusetts.  In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit Program.  In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton also appointed Mr. Manning to the President’s Export Council, which is the premier committee comprised of major corporate CEOs to advise the President in matters of foreign trade.  Mr. Manning is also a member of the Board of Directors of the John F. Kennedy Presidential Library in Boston, and is a member of the Advisory Board of the Woodrow Wilson Institute for International Scholars in Washington, D.C.  Mr. Manning is a graduate of Boston College.

Richard J. DeAgazio, age 57, is Executive Vice President of Boston Capital Corporation, Inc. and is President of Boston Capital Services, Inc., Boston Capital’s NASD registered broker/dealer.  Mr. DeAgazio formerly served on the national Board of Governors of the National Association of Securities Dealers (NASD).  He recently served as a member of the National Adjudicatory Council of the NASD.  He was the Vice Chairman of the NASD’s District 11 Committee, and served as Chairman of the NASD’s Statutory Disqualification Subcommittee of the National Business Conduct Committee.  He also served on the NASD State Liaison Committee and the Direct Participation Program Committee.  He is a founder and past President of the National Real Estate Investment Association, past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter) and the Real Estate Investment Association.  Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and

Director of the Brokerage Division of Dresdner Securities (USA), Inc, an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest.  He has been a member of the Boston Stock Exchange since 1967.  He is on the Board of Directors of Cognistar Corporation.  He is a leader in the community and serves on the Board of Trustees of Bunker Hill Community College, the Business Leaders Council of the Boston Symphony, the Board of Trustees of Junior Achievement of Northern New England, the Board of Advisors of the Ron Burton Training Village and is on the Board of Corporators of Northeastern University.  He graduated from Northeastern University.

Kevin P. Costello, age 56, is Executive Vice President in charge of corporate investments for Boston Capital Partners, Inc. and serves on the firm’s Operating Committee.  He is responsible for all corporate investment activity and has spent over twenty years in the real estate syndication and investment business.  Mr. Costello’s prior responsibilities at Boston Capital have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements.  Prior to joining Boston Capital in 1987, he held senior management executive positions in companies associated with real estate syndication as well as in the medical electronics industry.  Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Jeffrey H. Goldstein, age 41, is Chief Operating Officer for Boston Capital Partners, Inc.  Mr. Goldstein is a former member of the Board of Directors of the Council for Affordable and Rural Housing and formerly served as Chairman of the Finance Committee. Prior to joining Boston Capital in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., a real estate development firm, served as Manager for Homeowner Financial Services, a financial consulting firm, and was an analyst responsible for budgeting and forecasting for the New York City Counsel-Finance Division.  He graduated from the University of Colorado and received his MBA from Northeastern University.

(f)                                                Involvement in certain legal proceedings.

                                                      None.

(g)                                           Promoters and control persons.

                                                      None.

Item 11.                   Executive Compensation

                                                      (a), (b), (c), (d) and (e)

The Fund has no officers or directors.  However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the General Partner and its affiliates for the following fees during the 2002 fiscal year:

1.  An annual fund management fee based on .5 percent of the aggregate cost of all Apartment Complexes acquired by the Operating Partnerships has been accrued or paid to Boston Capital Asset Management Limited Partnership. The annual fund management fees charged to operations for the year ended March 31, 2002 was $4,762,222.

2.  The Fund has reimbursed an affiliate of the General Partner a total of $568,259 for amounts charged to operations during the year ended March 31, 2002.  The reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

3.  The Fund has reimbursed affiliates of the General Partner a total of $344,785 for amounts charged to syndication during the year ended March 31, 2002.  The reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

4.  The General Partner has the right to charge acquisition fees and expenses in connection with the purchase of Operating Partnership interests.  During the 2002 fiscal year, the Fund accrued or paid $4,868,090 of acquisition fees and expenses to the General Partner or its affiliates.

5.  Dealer Manager fees of $1,123,247 were accrued or paid to Boston Capital Services, Inc. during the 2002 fiscal year in respect to the sale of units.

Item 12.                                                  Security Ownership of Certain Beneficial Owners and Management

(a)                             Security ownership of certain beneficial owners.

As of March 31, 2002, 68,029,269 BACs had been issued.  No person is known to own beneficially in excess of 5% of the outstanding BACs in any of the series.

(b)                                 Security ownership of management.

The General Partner has a 1% interest in all Profits, Losses,Credits and distributions of the Fund.  The Fund’s response to Item 12(a) is incorporated herein by reference.

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

The Fund has no officers or directors.  However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partner and its Affiliates during the organization and operation of the Fund. Additionally, the General Partner will receive distributions from the partnership if there is cash available for distribution or residual proceeds as defined in the Fund Agreement.  The amounts and kinds of compensation and fees are described on page 43 of the Prospectus, as supplemented, under the caption “Compensation and Fees”, which is incorporated herein by reference.  See Note B of Notes to Financial Statements in Item 14 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partner and its affiliates for the period April 1, 1995 through March 31, 2002.

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

PART IV

Item 14.                                                       Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1 & 2                                                   Financial Statements and Financial Statement Schedules

                                                                                                Independent Auditors’ Report

                                                                                                Balance Sheets, March 31, 2002 and 2001

                                                                                                Statements of Operations for the years or periods ended March 31, 2002, 2001 and 2000

                                                                                                Statements of Changes in Partners’ Capital for the years or periods ended March 31, 2002, 2001 and 2000

                                                                                                Statements of Cash Flows for the years or periods ended MARCH 31, 2002, 2001, and 2000

                                                                                                Notes to Financial Statements, March 31, 2002, 2001 and 2000

                                                                                                Schedule III — Real Estate and Accumulated Depreciation Notes to Schedule III

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

(a) 3.                                                                      Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

Exhibit No. 3 - Organization Documents.

a.                                       Certificate of Limited Partnership of Boston Capital Tax Credit Fund IV L.P.  (Incorporated by reference from Exhibit 3 to the Fund’s Registration Statement No. 33-70564 on Form S-11 as filed with the Securities and Exchange Commission on October 19, 1993.

Exhibit No. 4 - Instruments defining the rights of security holders, including indentures.

a.                                       Agreement of Limited Partnership of Boston Capital Tax Credit Fund IV L.P.  (Incorporated by reference from Exhibit 4 to the Fund’s Registration Statement No. 33-70564 on Form S-11 as filed with the Securities and Exchange Commission on October 19, 1993.

Exhibit No. 10 - Material contracts.

a.                                       Beneficial Assignee Certificate.  (Incorporated by reference from Exhibit 10A to the Fund’s Registration Statement No. 33-70564 on Form S-11 as filed with the Securities and Exchange Commission on October 19, 1993

Exhibit No. 13 - Financial Statements.

Exhibit No. 28 - Additional exhibits.

a.                                       Agreement of Limited Partnership of Better Homes for Havelock Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on February 1, 1995).

b.                                      Agreement of Limited Partnership of Cynthiana Properties Limited (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on February 1, 1995).

c.                                       Agreement of Limited Partnership of North Hampton Place Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on October 13, 1995).

d.                                      Agreement of Limited Partnership of Brook Summitt Apartments, LP (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on February 29, 1996).

e.                                       Agreement of Limited Partnership of New Madison Park IV Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on December 16, 1997).

f.                                         Agreement of Limited Partnership of Smith House II Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on December 16, 1997).

g.                                      Agreement of Limited Partnership of New Madison Park IV Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on February 11, 1997).

h.                                      Agreement of Limited Partnership of M.R.H.,L.P. (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on February 14, 1997).

i.                                          Agreement of Limited Partnership of 352 Lenox Associates, L.P.(Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on December 16, 1997).

j.                                          Agreement of Limited Partnership of Decro Nordoff, L.P. (Incorporated by reference from Registrant’s current  report on Form 8-K  as filed with the Securities and Exchange Commission on December 16, 1997).

k.                                       Agreement of Limited Partnership of Hurricane Hills, L.C.(Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 25, 1997).

l.                                          Agreement of Limited Partnership of Main Everett Housing, L.P. (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 25, 1997).

m.                                    Agreement of Limited Partnership of Mokapoke Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 25, 1997).

n.                                      Agreement of Limited Partnership of Autumn Ridge Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

o.                                      Agreement of Limited Partnership of Century East Apartments II Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

p.                                      Agreement of Limited Partnership of Coolidge-Pinal II Associates (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

q.                                      Agreement of Limited Partnership of Dublin Housing Associates Phase II (Incorporated by reference from Registrant’s current report on Form K as filed with the Securities and Exchange Commission on March 26, 1997).

r.                                         Agreement of Limited Partnership of East Park Apartments II Limited Partnership(Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

s.                                       Agreement of Limited Partnership of Edenfield Place Apartments, L.P. (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

t.                                         Agreement of Limited Partnership of Ethel Housing, L.P.(Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

u.                                      Agreement of Limited Partnership of Los Lunas Limited Partnership(Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

v.                                      Agreement of Limited Partnership of New Devonshire West, Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

w.                                    Agreement of Limited Partnership of Northfield Housing, L.P.(Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

x.                                        Agreement of Limited Partnership of Ohio Investors Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

y.                                      Agreement of Limited Partnership of Osborne Housing, L.P.(Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

z.                                        Agreement of Limited Partnership of Overton Associates Limited Partnership(Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

aa.                                 Agreement of Limited Partnership of Pahrump Valley Investors (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

ab.                                Agreement of Limited Partnership of Osborne Housing, L.P.(Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

ac.                                 Agreement of Limited Partnership of Shannon Housing, L.P. (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

ad.                                Agreement of Limited Partnership of Sutton Place Apartments (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

ae.                                 Agreement of Limited Partnership of West Point Housing, L.P.(Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

af.                                   Agreement of Limited Partnership of Jeremy Associates Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 27, 1997).

ag.                                Agreement of Limited Partnership of Laurelwood Park Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 27, 1997).

ah.                                Agreement of Limited Partnership of Jeremy Associates Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 27, 1997).

ai.                                    Agreement of Limited Partnership of Roxbury Housing Veterans Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 27, 1997).

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

ba.                                Agreement of Limited Partnership of Edgewood Apartments Partnership incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 30, 1998.)

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

bj.                                   Agreement of Limited Partnership of Harbor Pointe/MHT Limited Dividend Housing Association Limited Partnership (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on December 28,1999.)

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

Exhibit No. 99 - Independent Auditors’ Reports of Operating Partnerships

Exhibit No. 99 - Schedule III and Notes to Schedule III

(b)   Reports on Form 8-K

Report on Form 8-K dated February 1, 1995, concerning the Partnership’s investment in Better Homes for Havelock Limited Partnership filed with the commission on February 1, 1995.

Report on Form 8-K dated February 1, 1995, concerning the Partnership’s investment in Cynthiana Properties Limited filed with the commission on February 1, 1995.

Report on Form 8-K dated October 13, 1995, concerning the Partnership’s investment in North Hampton Place Limited Partnership filed with the commission on October 13, 1995.

Report on Form 8-K dated February 29, 1996, concerning the Partnership’s investment in Brook Summit Apartments, LP filed with the commission on February 29, 1996.

Report on Form 8-K dated December 16, 1996, concerning the Partnership’s investment in New Madison Park IV Limited Partnership  filed with the commission on December 16, 1996.

Report on Form 8-K dated December 16, 1996, concerning the Partnership’s investment in Smith House II Limited Partnership filed with the commission on December 16, 1996.

Report on Form 8-K dated February 11, 1997, concerning the Partnership’s investment in Pear Village Limited Partnership filed with the commission on February 11, 1997.

Report on Form 8-K dated February 14, 1997, concerning the Partnership’s investment in M.R.H., L.P.  filed with the commission on February 14, 1997.

Report on Form 8-K dated March 25, 1997, concerning the Partnership’s investment in 352 Lennox Associates, L.P. filed with the commission on March 25, 1997.

Report on Form 8-K dated March 25, 1997, concerning the Partnership’s investment in Decro Nordhoff, L.P. filed with the commission on March 25, 1997.

Report on Form 8-K dated March 25, 1997, concerning the Partnership’s investment in Hurricane Hills, L.C. filed with the commission on March 25, 1997.

Report on Form 8-K dated March 25, 1997, concerning the Partnership’s investment in Main Everett Housing, L.P. filed with the commission on March 25, 1997.

Report on Form 8-K dated March 25, 1997, concerning the Partnership’s investment in Mokapoke Limited Partnership filed with the commission on March 25, 1997.

Report on Form 8-K dated March 26, 1997, concerning the Partnership’s investment in Autumn Ridge Limited Partnership filed with the commission on March 26, 1997.

Report on Form 8-K dated March 26, 1997, concerning the Partnership’s investment in Century East Apartments II Limited Partnership filed with the commission on March 26, 1997.

Report on Form 8-K dated March 26, 1997, concerning the Partnership’s investment in Coolidge-Pinal II Associates filed with the commission on March 26, 1997.

Report on Form 8-K dated March 26, 1997, concerning the Partnership’s investment in Dublin Housing Associates, Phase II filed with the commission on March 26, 1997.

Report on Form 8-K dated March 26, 1997, concerning the Partnership’s investment in East Park Apartments II Limited Partnership filed with the commission on March 26, 1997.

Report on Form 8-K dated March 26, 1997, concerning the Partnership’s investment in Edenfield Place Apartments, L.P. filed with the commission on March 26, 1997.

Report on Form 8-K dated March 26, 1997, concerning the Partnership’s investment in Ethel Housing, L.P. filed with the commission on March 26, 1997.

Report on Form 8-K dated March 26, 1997, concerning the Partnership’s investment in Los Lunas Limited Partnership filed with the commission on March 26, 1997.

Report on Form 8-K dated March 26, 1997, concerning the Partnership’s investment in New Devonshire West, Limited Partnership filed with the commission on March 26, 1997.

Report on Form 8-K dated March 26, 1997, concerning the Partnership’s investment in Northfield Housing L.P. filed with the commission on March 26, 1997.

Report on Form 8-K dated March 26, 1997, concerning the Partnership’s investment in Ohio Investors Limited Partnership filed with the commission on March 26, 1997.

Report on Form 8-K dated March 26, 1997, concerning the Partnership’s investment in Osborne Housing, L.P. filed with the commission on March 26, 1997.

Report on Form 8-K dated March 26, 1997, concerning the Partnership’s investment in Overton Associates Limited Partnership filed with the commission on March 26, 1997.

Report on Form 8-K dated March 26, 1997, concerning the Partnership’s investment in Pahrump Valley Investors filed with the commission on March 26, 1997.

Report on Form 8-K dated March 26, 1997, concerning the Partnership’s investment in Shannon Housing, L.P. filed with the commission on March 26, 1997.

Report on Form 8-K dated March 26, 1997, concerning the Partnership’s investment in Sutton Place Apartments, L.P. filed with the commission on March 26, 1997.

Report on Form 8-K dated March 26, 1997, concerning the Partnership’s investment in West Point Housing, L.P. filed with the commission on March 26, 1997.

Report on Form 8-K dated March 27, 1997, concerning the Partnership’s investment in Jeremy Associates Limited Partnership filed with the commission on March 27, 1997.

Report on Form 8-K dated March 27, 1997, concerning the Partnership’s investment in Laurelwood Park Limited Partnership filed with the commission on March 27, 1997.

Report on Form 8-K dated March 27, 1997, concerning the Partnership’s investment in Roxbury Housing Veterans Limited Partnership filed with the commission on March 27, 1997.

Report on Form 8-K dated April 7, 1997, concerning the Partnership’s investment in Elm Street Associates, L.P. filed with the commission on April 7, 1997.

Report on Form 8-K dated May 21, 1997, concerning the Partnership’s investment in Brookhaven Apartments Partnership filed with the commission on July 22, 1997.

Report on Form 8-K dated July 16, 1997, concerning the Partnership’s investment in Maple Limited Partnership filed with the commission on July 16, 1997.

Report on Form 8-K dated July 22, 1997, concerning the Partnership’s investment in Bradley Phase I Limited Partnership filed with the commission on July 22, 1997.

Report on Form 8-K dated July 22, 1997, concerning the Partnership’s investment in Bradley Phase II Limited Partnership filed with the commission on July 22, 1997.

Report on Form 8-K dated July 22, 1997, concerning the Partnership’s investment in Butler Street/Hanover Towers Limited Partnership filed with the commission on July 22, 1997.

Report on Form 8-K dated July 22, 1997, concerning the Partnership’s investment in Byam Limited Partnership filed with the commission on July 22, 1997.

Report on Form 8-K dated July 22, 1997, concerning the Partnership’s investment in Harbor Limited Partnership filed with the commission on July 22, 1997.

Report on Form 8-K dated August 5, 1997, concerning the Partnership’s investment in 1374 Boston Road Limited Partnership filed with the commission on August 5, 1997.

Report on Form 8-K dated August 5, 1997, concerning the Partnership’s investment in Centenary Housing Limited Partnership filed with the commission on August 5, 1997.

Report on Form 8-K dated August 5, 1997, concerning the Partnership’s investment in Lake Apartments II Limited Partnership filed with the commission on August 5, 1997.

Report on Form 8-K dated August 8, 1997, concerning the Partnership’s investment in AHAB Project One, LP filed with the commission on August 8, 1997.

Report on Form 8-K dated April 23, 1998, concerning the Partnership’s investment in Grandview Limited Partnership filed with the commission on April 23, 1998.

Report on Form 8-K dated April 23, 1998, concerning the Partnership’s investment in Angelou Associates, L.P. filed with the commission on April 23, 1998.

Report on Form 8-K dated April 24, 1998, concerning the Partnership’s investment in Country Edge Apartments I Limited Partnership filed with the commission on April 24, 1998.

Report on Form 8-K dated April 27, 1998, concerning the Partnership’s investment in Sumner House Limited Partnership filed with the commission on April 27, 1998.

Report on Form 8-K dated April 30, 1998, concerning the Partnership’s investment in Magnolia Place Apartments Partnership filed with the commission on April 30, 1998.

Report on Form 8-K dated April 30, 1998, concerning the Partnership’s investment in Edgewood Apartments Partnership filed with the commission on April 30, 1998.

Report on Form 8-K dated April 30, 1998, concerning the Partnership’s investment in Harrisonville Heights L.P. filed with the commission on April 30, 1998.

Report on Form 8-K dated April 30, 1998, concerning the Partnership’s investment in Neighborhood Restorations Limited Partnership VII filed with the commission on April 30, 1998.

Report on Form 8-K dated May 1, 1998, concerning the Partnership’s investment in Escher SRO Project LP filed with the commission on May 1, 1998.

Report on Form 8-K dated June 30, 1999 concerning the Partnership’s investment in Silver Creek/MHT Limited Partnership filed with the commission on June 30, 1999.

Report on Form 8-K dated June 30, 1999 concerning the Partnership’s investment in Meridian Housing Limited Partnership filed with the commission on June 30, 1999.

Report on Form 8-K dated July 27, 1999 concerning the Partnership’s investment in Southaven Partners I, L.P. filed with the commission on July 27, 1999.

Report on Form 8-K dated July 27, 1999 concerning the Partnership’s investment in Athens Partners, L.P. filed with the commission on July 27, 1999.

Report on Form 8-K dated November 30, 1999 concerning the Partnership’s investment in Pearl Partners, L.P. filed with the commission on November 30, 1999.

Report on Form 8-K dated December 28, 1999 concerning the Partnership’s investment in Harbor Pointe MHT Limited Dividend Housing Association Limited Partnership filed with the commission on December 28, 1999.

Report on Form 8-K dated December 29, 1999 concerning the Partnership’s investment in Level Creek Partners, L.P. filed with the commission on December 29, 1999.

Report on Form 8-K dated January 26, 2000 concerning the Partnership’s investment in Lombard Partners, L.P. filed with the commission on January 26, 2000.

Report on Form 8-K dated February 3, 2000 concerning the Partnership’s investment in Lake City Limited Partnership filed with the commission on February 3, 2000.

Report on Form 8-K dated February 9, 2000 concerning the Partnership’s investment in Pineridge Apartments Partnership filed with the commission on February 9, 2000.

Report on Form 8-K dated February 10, 2000 concerning the Partnership’s investment in Pecan Manor Apartments Partnership filed with the commission on February 10, 2000.

Report on Form 8-K dated February 16, 2000 concerning the Partnership’s investment in Pyramid Four Limited Partnership filed with the commission on February 16, 2000.

Report on Form 8-K dated September 29, 2000 concerning the Partnership’s investment in Pineridge Apartments Partnership filed with the commission on September 29, 2000.

Report on Form 8-K dated September 29, 2000 concerning the Partnership’s investment in Pecan Manor Apartments Partnership filed with the commission on September 29, 2000.

Report on Form 8-K dated September 29, 2000 concerning the Partnership’s investment in Pyramid Four Limited Partnership filed with the commission on September 29, 2000.

(c)                                  Exhibits

The list of exhibits required by Item 601 of Regulation S-K is included in Item (a)(3).

(d)                                 Financial Statement Schedules

See Item (a) 1 and 2 above.

(e)                                  Independent Auditors’ Reports for Operating Partnerships.

See Item (a) 3 above.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P.
General Partner

	By:	BCA Associates Limited Partnership
General Partner

	By:	C&M Management, Inc.
General Partner

Date: July 15, 2002		By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

July 15, 2002	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning