Form 10-Q
period 2002-06-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2002-08-20
CIK 913778

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2002

                                             or

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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2002

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	1-23
Statements of Operations	24-69
Statements of Changes in Partners' Capital	70-81
Statements of Cash Flows	82-127
Notes to Financial Statements	128-154

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	155-173

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	174

Signatures	175

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

	June 30, 2002 (Unaudited)	March 31, 2002 (Audited)

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$417,689,520	$410,857,851

OTHER ASSETS

Cash and cash equivalents	9,053,202	18,950,441
Investments	8,680,400	7,474,493
Notes receivable	18,926,420	17,736,231
Acquisition costs	25,258,888	24,043,671
Other assets	15,632,524	14,311,335
	$495,240,954	$493,374,022

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 947,058	$ 897,555
Accounts payable affiliates	13,397,631	5,708,074
Capital contributions payable	39,100,891	12,227,766
Line of credit	-	38,224,714
	53,445,580	57,058,109

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 69,491,543 issued and outstanding, as of June 30, 2002	443,291,367	437,739,660
General Partner	(1,519,150)	(1,446,904)
Unrealized gain (loss) on securities
available for sale, net	23,157	23,157
	441,795,374	436,315,913
	$495,240,954	$493,374,022

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 20

	June 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 14,235,071	$ 14,695,373

OTHER ASSETS
Cash and cash equivalents	215,790	217,550
Investments	-	-
Notes receivable	-	-
Acquisition costs	86,626	87,518
Other assets	1,171,002	1,087,346
	$ 15,708,489	$ 16,087,787

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	2,877,865	2,699,399
Capital contributions payable	388,026	388,026
Line of credit	-	-
	3,265,891	3,087,425

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,866,700 issued and outstanding, as of June 30, 2002	12,648,737	13,200,923
General Partner	(206,139)	(200,561)
Unrealized gain (loss) on securities
available for sale, net	-	-
	12,442,598	13,000,362
	$ 15,708,489	$ 16,087,787

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 21

	June 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 2,823,420	$ 2,929,817

OTHER ASSETS
Cash and cash equivalents	309,241	237,787
Investments	11,207	9,223
Notes receivable	457,639	641,542
Acquisition costs	47,382	47,870
Other assets	415,423	410,611
	$ 4,064,312	$ 4,276,850

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	557,650	501,190
Capital contributions payable	503,206	641,543
Line of credit	-	-
	1,060,856	1,142,733

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 1,892,700 issued and outstanding, as of June 30, 2002	3,135,318	3,264,672
General Partner	(131,919)	(130,612)
Unrealized gain (loss) on securities
available for sale, net	57	57
	3,003,456	3,134,117
	$ 4,064,312	$ 4,276,850

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 22

	June 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$10,817,602	$11,087,299

OTHER ASSETS
Cash and cash equivalents	168,537	254,977
Investments	212,598	175,011
Notes receivable	450,981	450,981
Acquisition costs	148,889	150,424
Other assets	167,580	167,361
	$11,966,187	$12,286,053

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 4,425	$ -
Accounts payable affiliates	1,468,979	1,455,331
Capital contributions payable	480,996	487,655
Line of credit	-	-
	1,954,400	1,942,986

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,564,400 issued and outstanding, as of June 30, 2002	10,129,666	10,457,633
General Partner	(118,975)	(115,662)
Unrealized gain (loss) on securities
available for sale, net	1,096	1,096
	10,011,787	10,343,067
	$11,966,187	$12,286,053

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 23

	June 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$17,480,409	$17,726,828

OTHER ASSETS
Cash and cash equivalents	118,741	176,646
Investments	-	-
Notes receivable	-	-
Acquisition costs	221,421	223,704
Other assets	269,370	269,370
	$18,089,941	$18,396,548

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	844,014	833,948
Capital contributions payable	117,796	117,796
Line of credit	-	-
	961,810	951,744

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,336,727 issued and outstanding, June 30, 2002	17,241,696	17,555,202
General Partner	(113,565)	(110,398)
Unrealized gain (loss) on securities
available for sale, net	-	-
	17,128,131	17,444,804
	$18,089,941	$18,396,548

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 24

	June 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 9,045,983	$ 9,240,905

0THER ASSETS
Cash and cash equivalents	228,430	264,742
Investments	259,921	213,962
Notes receivable	534,342	534,342
Acquisition costs	247,462	250,011
Other assets	716,632	716,362
	$11,032,770	$11,220,324

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,304,654	1,246,315
Capital contributions payable	1,214,204	1,214,204
Line of credit	-	-
	2,518,858	2,460,519

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,169,878 issued and outstanding, as of June 30, 2002	8,612,745	8,856,179
0eneral Partner	(100,173)	(97,714)
Unrealized gain (loss) on securities
available for sale, net	1,340	1,340
	8,513,912	8,759,805
	$11,032,770	$11,220,324

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 25

	June 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$16,098,682	$16,265,562

OTHER ASSETS
Cash and cash equivalents	430,021	463,598
Investments	314,294	258,716
Notes receivable	523,193	523,193
Acquisition costs	248,520	251,082
Other assets	1,303,344	1,323,019
	$18,918,054	$19,085,170

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,058,873	990,704
Capital contributions payable	2,049,336	2,073,892
Line of credit	-	-
	3,108,209	3,064,596

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,026,109 issued and outstanding, as of June 30, 2002	15,907,586	16,116,208
General Partner	(99,362)	(97,255)
Unrealized gain (loss) on securities
available for sale, net	1,621	1,621
	15,809,845	16,020,574
	$18,918,054	$19,085,170

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 26

	June 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$24,453,128	$24,785,250

OTHER ASSETS
Cash and cash equivalents	284,989	324,565
Investments	-	-
Notes receivable	571,335	571,335
Acquisition costs	435,274	439,500
Other assets	2,209,629	2,227,346
	$27,954,355	$28,347,996

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 90	$ 90
Accounts payable affiliates	1,675,983	1,566,588
Capital contributions payable	2,144,873	2,197,433
Line of credit	-	-
	3,820,946	3,764,111

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,995,900 issued and outstanding, as of June 30, 2002	24,232,328	24,678,299
General Partner	(98,919)	(94,414)
Unrealized gain (loss) on securities
available for sale, net	-	-
	24,133,409	24,583,885
	$27,954,355	$28,347,996

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 27

	June 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$15,296,887	$15,447,161

OTHER ASSETS
Cash and cash equivalents	301,822	430,440
Investments	275,100	226,453
Notes receivable	-	-
Acquisition costs	362,458	366,195
Other assets	172,667	172,383
	$16,408,934	$16,642,632

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 742	$ -
Accounts payable affiliates	1,253,705	1,174,903
Capital contributions payable	48,924	156,389
Line of credit	-	-
	1,303,371	1,331,292

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,460,700 issued and outstanding, as of June 30, 2002	15,159,550	15,363,269
General Partner	(55,406)	(53,348)
Unrealized gain (loss) on securities
available for sale, net	1,419	1,419
	15,105,563	15,311,340
	$16,408,934	$16,642,632

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 28

	June 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$25,883,417	$26,355,147

OTHER ASSETS
Cash and cash equivalents	373,208	510,061
Investments	524,069	431,404
Notes receivable	775,000	775,000
Acquisition costs	80,036	80,861
Other assets	3,175	2,633
	$27,638,905	$28,155,106

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	-	-
Capital contributions payable	148,783	148,783
Line of credit	-	-
	148,783	148,783

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,000,738 issued and outstanding, as of June 30, 2002	27,556,255	28,067,294
General Partner	(68,875)	(63,713)
Unrealized gain (loss) on securities
available for sale, net	2,742	2,742
	27,490,122	28,006,323
	$27,638,905	$28,155,106

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 29

	June 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$24,037,560	$24,490,660

OTHER ASSETS
Cash and cash equivalents	523,851	577,830
Investments	276,394	227,525
Notes receivable	20,935	20,935
Acquisition costs	80,246	81,073
Other assets	4,907	4,622
	$24,943,893	$25,402,645

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	294,310	209,815
Capital contributions payable	304,770	304,770
Line of credit	-	-
	599,080	514,585

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,991,800 issued and outstanding, as of June 30, 2002	24,438,599	24,976,414
General Partner	(95,212)	(89,780)
Unrealized gain (loss) on securities
available for sale, net	1,426	1,426
	24,344,813	24,888,060
	$24,943,893	$25,402,645

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 30

	June 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$17,550,110	$17,826,875

OTHER ASSETS
Cash and cash equivalents	173,761	256,324
Investments	193,259	159,267
Notes receivable	385,438	385,438
Acquisition costs	514,988	520,298
Other assets	258,850	258,095
	$19,076,406	$19,406,297

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	176	176
Capital contributions payable	528,451	528,451
Line of credit	-	-
	528,627	528,627

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,651,000 issued and outstanding, as of June 30, 2002	18,588,370	18,914,962
General Partner	(41,589)	(38,290)
Unrealized gain (loss) on securities
available for sale, net	998	998
	18,547,779	18,877,670
	$19,076,406	$19,406,297

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 31

	June 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$27,224,895	$27,720,981

OTHER ASSETS
Cash and cash equivalents	394,342	680,648
Investments	368,545	303,367
Notes receivable	655,675	655,675
Acquisition costs	-	-
Other assets	609,931	497,363
	$29,253,388	$29,858,034

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 3,758	$ -
Accounts payable affiliates	33,120	33,120
Capital contributions payable	1,005,019	1,030,019
Line of credit	-	-
	1,041,897	1,063,139

PARTNERS CAPITAL
Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,417,857 issued and outstanding, as of June 30, 2002	28,306,754	28,884,324
General Partner	(97,164)	(91,330)
Unrealized gain (loss) on securities
available for sale, net	1,901	1,901
	28,211,491	28,794,895
	$29,253,388	$29,858,034

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 32

	June 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$32,611,331	$32,959,161

OTHER ASSETS
Cash and cash equivalents	493,417	491,354
Investments	-	-
Notes receivable	630,673	630,673
Acquisition costs	737,260	744,760
Other assets	609,149	607,309
	$35,081,830	$35,433,257

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	295,084	213,058
Capital contributions payable	1,074,248	1,074,248
Line of credit	-	-
	1,369,332	1,287,306

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,754,198 issued and outstanding, as of June 30, 2002	33,781,735	34,210,853
General Partner	(69,237)	(64,902)
Unrealized gain (loss) on securities
available for sale, net	-	-
	33,712,498	34,145,951
	$35,081,830	$35,433,257

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 33

	June 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$18,396,789	$18,625,977

OTHER ASSETS
Cash and cash equivalents	178,346	724,344
Investments	-	-
Notes receivable	113,575	113,575
Acquisition costs	661,528	668,347
Other assets	261,627	261,627
	$19,611,865	$20,393,870

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	262,928	219,438
Capital contributions payable	202,285	751,366
Line of credit	-	-
	465,213	970,804

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,636,533 issued and outstanding, as of June 30, 2002	19,180,966	19,454,616
General Partner	(34,314)	(31,550)
Unrealized gain (loss) on securities
available for sale, net	-	-
	19,146,652	19,423,066
	$19,611,865	$20,393,870

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 34

	June 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$23,536,782	$23,851,276

OTHER ASSETS
Cash and cash equivalents	359,343	382,970
Investments	-	-
Notes receivable	164,562	164,562
Acquisition costs	1,051,345	1,062,184
Other assets	493,688	493,688
	$25,605,720	$25,954,680

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	377,100	303,802
Capital contributions payable	792,518	807,004
Line of credit	-	-
	1,169,618	1,110,806

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,529,319 issued and outstanding, as of June 30, 2002	24,492,150	24,895,844
General Partner	(56,048)	(51,970)
Unrealized gain (loss) on securities
available for sale, net	-	-
	24,436,102	24,843,874
	$25,605,720	$25,954,680

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 35

	June 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$20,665,700	$20,932,858

OTHER ASSETS
Cash and cash equivalents	562,998	708,626
Investments	620,060	611,447
Notes receivable	522,784	918,319
Acquisition costs	2,979,400	3,010,116
Other assets	234,525	228,480
	$25,585,467	$26,409,846

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	92,727	76,932
Capital contributions payable	1,185,347	1,716,237
Line of credit	-	-
	1,278,074	1,793,169

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,300,463 issued and outstanding, as of June 30, 2002	24,346,080	24,652,271
General Partner	(38,954)	(35,861)
Unrealized gain (loss) on securities
available for sale, net	267	267
	24,307,393	24,616,677
	$25,585,467	$26,409,846

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 36

	June 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$13,301,614	$13,473,738

OTHER ASSETS
Cash and cash equivalents	39,956	45,839
Investments	-	-
Notes receivable	322,784	322,784
Acquisition costs	2,045,737	2,066,827
Other assets	407,465	407,465
	$16,117,556	$16,316,653

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ 6,669
Accounts payable affiliates	330,970	290,825
Capital contributions payable	680,429	680,429
Line of credit	-	-
	1,011,399	977,923

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,106,837 issued and outstanding, as of June 30, 2002	15,133,759	15,364,006
General Partner	(27,602)	(25,276)
Unrealized gain (loss) on securities
available for sale, net	-	-
	15,106,157	15,338,730
	$16,117,556	$16,316,653

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 37

	June 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$17,349,227	$17,469,596

OTHER ASSETS
Cash and cash equivalents	457,302	559,002
Investments	-	-
Notes receivable	1,814,211	1,814,211
Acquisition costs	2,272,343	2,294,151
Other assets	345,617	345,617
	$22,238,700	$22,482,577

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ 100,000
Accounts payable affiliates	125,644	81,688
Capital contributions payable	2,165,429	2,165,429
Line of credit	-	-
	2,291,073	2,347,117

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,512,500 issued and outstanding, as of June 30, 2002	19,963,714	20,149,669
General Partner	(16,087)	(14,209)
Unrealized gain (loss) on securities
available for sale, net	-	-
	19,947,627	20,135,460
	$22,238,700	$22,482,577

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 38

	June 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$17,477,241	$17,632,089

OTHER ASSETS
Cash and cash equivalents	744,700	644,013
Investments	500,652	502,334
Notes receivable	-	-
Acquisition costs	2,565,356	2,588,159
Other assets	35,244	130,369
	$21,323,193	$21,496,964

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	109,559	69,025
Capital contributions payable	1,227,737	1,232,066
Line of credit	-	-
	1,337,296	1,301,091

PARTNERS CAPITAL
Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,543,100 issues and outstanding, June 30, 2002	20,003,696	20,211,572
General Partner	(18,432)	(16,332)
Unrealized gain (loss) on securities
available for sale, net	633	633
	19,985,897	20,195,873
	$21,323,193	$21,496,964

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 39

	June 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$15,876,000	$16,095,151

OTHER ASSETS
Cash and cash equivalents	310,913	532,334
Investments	32,840	27,025
Notes receivable	543,567	543,567
Acquisition costs	2,370,103	2,390,716
Other assets	18,327	902,108
	$19,151,750	$20,490,901

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	85,045	50,845
Capital contributions payable	963,674	2,065,285
Line of credit	-	-
	1,048,719	2,116,130

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,292,152 issued and outstanding, as of June 30, 2002	18,118,277	18,387,300
General Partner	(15,413)	(12,696)
Unrealized gain (loss) on securities
available for sale, net	167	167
	18,103,031	18,374,771
	$19,151,750	$20,490,901

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 40

	June 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$19,155,895	$18,540,930

OTHER ASSETS
Cash and cash equivalents	180,807	795,646
Investments	985,160	1,918,956
Notes receivable	1,321,601	1,321,601
Acquisition costs	2,816,091	2,812,641
Other assets	769,039	46,216
	$25,228,593	$25,435,990

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 181,150	$ 67,062
Accounts payable affiliates	168,478	125,733
Capital contributions payable	3,402,116	3,449,417
Line of credit	-	-
	3,751,744	3,642,212

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,630,256 issued and outstanding, as of June 30, 2002	21,475,911	21,789,671
General Partner	(10,258)	(7,089)
Unrealized gain (loss) on securities
available for sale, net	11,196	11,196
	21,476,849	21,793,778
	$25,228,593	$25,435,990

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 41

	June 30, 2002 (Unaudited)	March 31, 2002 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$20,029,742	$20,029,680

OTHER ASSETS
Cash and cash equivalents	1,718,519	8,231,905
Investments	2,103,762	2,409,803
Notes receivable	5,686,091	6,058,498
Acquisition costs	3,138,536	3,186,688
Other assets	1,840,280	895,834
	$34,516,930	$40,812,408

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 160,048	$ 105,274
Accounts payable affiliates	91,533	3,010,000
Capital contributions payable	9,679,195	78,897
Line of credit	-	12,919,212
	9,930,776	16,113,383

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 1,920,050 issued and outstanding, as of June 30, 2002	24,591,781	24,703,570
General Partner	(3,921)	(2,839)
Unrealized gain (loss) on securities
available for sale, net	(1,706)	(1,706)
	24,586,154	24,699,025
	$34,516,930	$40,812,408

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 42

	June 30, 2002 (Unaudited)	March 31, 2002 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	14,342,035	$ 2,675,537

OTHER ASSETS
Cash and cash equivalents	484,168	1,439,240
Investments	2,002,539	-
Notes receivable	3,432,034	1,290,000
Acquisition costs	2,147,887	720,546
Other assets	3,315,053	2,856,111
	$25,723,716	$ 8,981,434

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 596,845	$ 618,460
Accounts payable affiliates	89,234	2,698,074
Capital contributions payable	8,793,529	6,034
Line of credit	-	2,075,060
	9,479,608	5,397,628

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,744,262 issued and outstanding, as of June 30, 2002	16,245,694	3,584,909
General Partner	(1,586)	(1,103)
Unrealized gain (loss) on securities
available for sale, net	-	-
	16,244,108	3,583,806
	$25,723,716	$ 8,981,434

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

	2002	2001

Income
Interest income	$ 240,736	$ 218,471
Other income	18,738	-
	259,474	218,471

Share of loss from Operating Partnerships (Note D)	(5,771,092)	(5,781,968)

Expenses
Professional fees	132,158	136,882
Fund management fee (Note C)	1,240,607	1,120,777
Organization costs	20,000	-
Amortization	177,400	133,683
General and administrative expenses	142,616	93,289
	1,712,781	1,484,631

NET INCOME (LOSS)	$(7,224,399)	$(7,048,128)

Net income (loss) allocated to limited partners	$(7,152,153)	$(6,977,647)

Net income (loss) allocated to general partner	$ (72,246)	$ (70,481)

Net income (loss) per BAC	$ (2.26)	$ (2.27)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 20

	2002	2001

Income
Interest income	$ 465	$ 774
Other income	2,336	-
	2,801	774

Share of loss from Operating Partnerships(Note D)	(460,300)	(388,910)

Expenses
Professional fees	6,126	4,846
Fund management fee (Note C)	89,186	65,813
Organization costs	-	-
Amortization	893	893
General and administrative expenses	4,060	3,772
	100,265	75,324

NET INCOME (LOSS)	$ (557,764)	$ (463,460)

Net income (loss) allocated to limited partners	$ (552,186)	$ (458,825)

Net income (loss) allocated to general partner	$ (5,578)	$ (4,635)

Net income (loss) per BAC	$ (.14)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 21

	2002	2001

Income
Interest income	$ 31,895	$ 3,426
Other income	-	-
	31,895	3,426

Share of loss from Operating Partnerships(Note D)	(128,336)	(294,888)

Expenses
Professional fees	5,310	3,512
Fund management fee (Note C)	25,460	55,140
Organization costs	-	-
Amortization	488	488
General and administrative expenses	2,962	2,938
	34,220	62,078

NET INCOME (LOSS)	$ (130,661)	$ (353,540)

Net income (loss) allocated to limited partners	$ (129,354)	$ (350,005)

Net income (loss) allocated to general partner	$ (1,307)	$ (3,535)

Net income (loss) per BAC	$ (.07)	$ (.18)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 22

	2002	2001

Income
Interest income	$ 3,326	$ 3,180
Other income	-	-
	3,326	3,180

Share of loss from Operating Partnerships(Note D)	(261,196)	(317,726)

Expenses
Professional fees	7,037	5,138
Fund management fee (Note C)	60,774	48,809
Organization costs	-	-
Amortization	1,535	1,535
General and administrative expenses	4,064	3,720
	73,410	59,202

NET INCOME (LOSS)	$ (331,280)	$ (373,748)

Net income (loss) allocated to limited partners	$ (327,967)	$ (370,011)

Net income (loss) allocated to general partner	$ (3,313)	$ (3,737)

Net income (loss) per BAC	$ (.13)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 23

	2002	2001

Income
Interest income	$ 401	$ 1,937
Other income	-	-
	401	1,937

Share of loss from Operating Partnerships(Note D)	(246,419)	(266,586)

Expenses
Professional fees	5,881	3,998
Fund management fee (Note C)	58,316	41,723
Organization costs	-	-
Amortization	2,283	2,283
General and administrative expenses	4,175	3,799
	70,655	51,803

NET INCOME (LOSS)	$ (316,673)	$ (316,452)

Net income (loss) allocated to limited partners	$ (313,506)	$ (313,287)

Net income (loss) allocated to general partner	$ (3,167)	$ (3,165)

Net income (loss) per BAC	$ (.09)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 24

	2002	2001

Income
Interest income	$ 3,995	$ 3,535
Other income	-	-
	3,995	3,535

Share of loss from Operating Partnerships(Note D)	(194,920)	(346,240)

Expenses
Professional fees	6,481	16,997
Fund management fee (Note C)	42,232	54,138
Organization costs	-	-
Amortization	2,551	2,551
General and administrative expenses	3,704	5,212
	54,968	78,898

NET INCOME (LOSS)	$ (245,893)	$ (421,603)

Net income (loss) allocated to limited partners	$ (243,434)	$ (417,387)

Net income (loss) allocated to general partner	$ (2,459)	$ (4,216)

Net income (loss) per BAC	$ (.11)	$ (.19)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 25

	2002	2001

Income
Interest income	$ 5,051	$ 4,554
Other income	-	-
	5,051	4,554

Share of loss from Operating Partnerships(Note D)	(153,498)	(276,408)

Expenses
Professional fees	6,311	5,208
Fund management fee (Note C)	47,661	58,869
Organization costs	-	-
Amortization	3,805	3,805
General and administrative expenses	4,505	3,875
	62,282	71,757

NET INCOME (LOSS)	$ (210,729)	$ (343,611)

Net income (loss) allocated to limited partners	$ (208,622)	$ (340,175)

Net income (loss) allocated to general partner	$ (2,107)	$ (3,436)

Net income (loss) per BAC	$ (.07)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 26

	2002	2001

Income
Interest income	$ 783	$ 1,521
Other income	-	-
	783	1,521

Share of loss from Operating Partnerships(Note D)	(330,342)	(467,279)

Expenses
Professional fees	8,726	8,023
Fund management fee (Note C)	103,457	99,995
Organization costs	-	-
Amortization	4,226	4,485
General and administrative expenses	4,508	4,084
	120,917	116,587

NET INCOME (LOSS)	$ (450,476)	$ (582,345)

Net income (loss) allocated to limited partners	$ (445,971)	$ (576,521)

Net income (loss) allocated to general partner	$ (4,505)	$ (5,824)

Net income (loss) per BAC	$ (.11)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 27

	2002	2001

Income
Interest income	$ 4,423	$ 4,797
Other income	15,742	-
	20,165	4,797

Share of loss from Operating Partnerships(Note D)	(150,096)	(195,191)

Expenses
Professional fees	5,926	7,013
Fund management fee (Note C)	62,172	61,696
Organization costs	-	-
Amortization	3,914	3,914
General and administrative expenses	3,834	3,277
	75,846	75,900

NET INCOME (LOSS)	$ (205,777)	$ (266,294)

Net income (loss) allocated to limited partners	$ (203,719)	$ (263,631)

Net income (loss) allocated to general partner	$ (2,058)	$ (2,663)

Net income (loss) per BAC	$ (.08)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 28

	2002	2001

Income
Interest income	$ 7,969	$ 21,597
Other income	-	-
	7,969	21,597

Share of loss from Operating Partnerships(Note D)	(443,943)	(419,651)

Expenses
Professional fees	7,097	11,351
Fund management fee (Note C)	66,921	64,729
Organization costs	-	-
Amortization	825	825
General and administrative expenses	5,384	6,496
	80,227	83,401

NET INCOME (LOSS)	$ (516,201)	$ (481,455)

Net income (loss) allocated to limited partners	$ (511,039)	$ (476,640)

Net income (loss) allocated to general partner	$ (5,162)	$ (4,815)

Net income (loss) per BAC	$ (.13)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 29

	2002	2001

Income
Interest income	$ 4,997	$ 8,709
Other income	-	-
	4,997	8,709

Share of loss from Operating Partnerships(Note D)	(453,101)	(468,372)

Expenses
Professional fees	6,259	9,154
Fund management fee (Note C)	82,995	79,148
Organization costs	-	-
Amortization	827	828
General and administrative expenses	5,062	5,109
	95,143	94,239

NET INCOME (LOSS)	$ (543,247)	$ (553,902)

Net income (loss) allocated to limited partners	$ (537,815)	$ (548,363)

Net income (loss) allocated to general partner	$ (5,432)	$ (5,539)

Net income (loss) per BAC	$ (.13)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 30

	2002	2001

Income
Interest income	$ 3,004	$ 8,300
Other income	-	-
	3,004	8,300

Share of loss from Operating Partnerships(Note D)	(272,535)	(286,544)

Expenses
Professional fees	5,895	9,336
Fund management fee (Note C)	45,841	41,729
Organization costs	-	-
Amortization	5,310	5,309
General and administrative expenses	3,314	3,507
	60,360	59,881

NET INCOME (LOSS)	$ (329,891)	$ (338,125)

Net income (loss) allocated to limited partners	$ (326,592)	$ (334,744)

Net income (loss) allocated to general partner	$ (3,299)	$ (3,381)

Net income (loss) per BAC	$ (.12)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 31

	2002	2001

Income
Interest income	$ 6,013	$ 12,702
Other income	-	-
	6,013	12,702

Share of loss from Operating Partnerships(Note D)	(490,023)	(504,910)

Expenses
Professional fees	7,165	11,686
Fund management fee (Note C)	87,160	62,311
Organization costs	-	-
Amortization	-	-
General and administrative expenses	5,069	6,036
	99,394	80,033

NET INCOME (LOSS)	$ (583,404)	$ (572,241)

Net income (loss) allocated to limited partners	$ (577,570)	$ (566,519)

Net income (loss) allocated to general partner	$ (5,834)	$ (5,722)

Net income (loss) per BAC	$ (.13)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 32

	2002	2001

Income
Interest income	$ 1,470	$ 13,196
Other income	-	-
	1,470	13,196

Share of loss from Operating Partnerships(Note D)	(339,330)	(176,813)

Expenses
Professional fees	9,226	12,885
Fund management fee (Note C)	73,026	75,875
Organization costs	-	-
Amortization	7,500	9,082
General and administrative expenses	5,841	5,834
	95,593	103,676

NET INCOME (LOSS)	$ (433,453)	$ (267,293)

Net income (loss) allocated to limited partners	$ (429,118)	$ (264,620)

Net income (loss) allocated to general partner	$ (4,335)	$ (2,673)

Net income (loss) per BAC	$ (.09)	$ (.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 33

	2002	2001

Income
Interest income	$ 1,010	$ 9,600
Other income	-	-
	1,010	9,600

Share of loss from Operating Partnerships(Note D)	(229,188)	(143,489)

Expenses
Professional fees	4,401	5,194
Fund management fee (Note C)	32,571	26,131
Organization costs	-	-
Amortization	6,819	6,820
General and administrative expenses	4,445	3,335
	48,236	41,480

NET INCOME (LOSS)	$ (276,414)	$ (175,369)

Net income (loss) allocated to limited partners	$ (273,650)	$ (173,615)

Net income (loss) allocated to general Partner	$ (2,764)	$ (1,754)

Net income (loss) per BAC	$ (.10)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 34

	2002	2001

Income
Interest income	$ 785	$ 2,496
Other income	-	-
	785	2,496

Share of loss from Operating Partnerships(Note D)	(314,349)	(252,363)

Expenses
Professional fees	4,891	3,568
Fund management fee (Note C)	73,298	69,690
Organization costs	-	-
Amortization	10,984	10,986
General and administrative expenses	5,035	3,188
	94,208	87,432

NET INCOME (LOSS)	$ (407,772)	$ (337,299)

Net income (loss) allocated to limited partners	$ (403,694)	$ (333,926)

Net income (loss) allocated to general partner	$ (4,078)	$ (3,373)

Net income (loss) per BAC	$ (.11)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 35

	2002	2001

Income
Interest income	$ 49,606	$ 18,646
Other income	660	-
	50,266	18,646

Share of loss from Operating Partnerships(Note D)	(265,565)	(456,139)

Expenses
Professional fees	4,587	3,788
Fund management fee (Note C)	52,052	52,051
Organization costs	-	-
Amortization	32,309	32,320
General and administrative expenses	5,037	5,078
	93,985	93,237

NET INCOME (LOSS)	$ (309,284)	$ (530,730)

Net income (loss) allocated to limited partners	$ (306,191)	$ (525,423)

Net income (loss) allocated to general partner	$ (3,093)	$ (5,307)

Net income (loss) per BAC	$ (.09)	$ (.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 36

	2002	2001

Income
Interest income	$ 776	$ 1,729
Other income	-	-
	776	1,729

Share of loss from Operating Partnerships(Note D)	(167,217)	(237,520)

Expenses
Professional fees	4,521	2,787
Fund management fee (Note C)	34,146	35,206
Organization costs	-	-
Amortization	22,116	22,116
General and administrative expenses	5,349	2,224
	66,132	62,333

NET INCOME (LOSS)	$ (232,573)	$ (298,124)

Net income (loss) allocated to limited partners	$ (230,247)	$ (295,143)

Net income (loss) allocated to general partner	$ (2,326)	$ (2,981)

Net income (loss) per BAC	$ (.11)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 37

	2001	2002

Income
Interest income	$ 2,242	$ 7,287
Other income	-	-
	2,242	7,287

Share of loss from Operating Partnerships(Note D)	(115,279)	(162,400)

Expenses
Professional fees	4,026	3,503
Fund management fee (Note C)	41,456	35,938
Organization costs	-	-
Amortization	23,706	24,014
General and administrative expenses	5,608	4,098
	74,796	67,553

NET INCOME (LOSS)	$ (187,833)	$ (222,666)

Net income (loss) allocated to limited partners	$ (185,955)	$ (220,439)

Net income (loss) allocated to general partner	$ (1,878)	$ (2,227)

Net income (loss) per BAC	$ (.07)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 38

	2001	2002

Income
Interest income	$ 2,656	$ 24,081
Other income	-	-
	2,656	24,081

Share of loss from Operating Partnerships(Note D)	(151,878)	(56,431)

Expenses
Professional fees	4,431	3,185
Fund management fee (Note C)	24,234	40,533
Organization costs	-	-
Amortization	24,728	793
General and administrative expenses	7,361	4,059
	60,754	48,570

NET INCOME (LOSS)	$ (209,976)	$ (80,920)

Net income (loss) allocated to limited partners	$ (207,876)	$ (80,111)

Net income (loss) allocated to general partner	$ (2,100)	$ (809)

Net income (loss) per BAC	$ (.08)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 39

	2002	2001

Income
Interest income	$ 1,361	$ 61,170
Other income	-	-
	1,361	61,170

Share of loss from Operating Partnerships(Note D)	(215,441)	(64,108)

Expenses
Professional fees	4,356	5,710
Fund management fee (Note C)	24,614	29,484
Organization costs	-	-
Amortization	22,581	636
General and administrative expenses	6,109	10,281
	57,660	46,111

NET INCOME (LOSS)	$ (271,740)	$ (49,049)

Net income (loss) allocated to limited partners	$ (269,023)	$ (48,559)

Net income (loss) allocated to general partner	$ (2,717)	$ (490)

Net income (loss) per BAC	$ (.12)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 40

	2002	2001

Income
Interest income	$ 32,501	$ 5,234
Other income	-	-
	32,501	5,234

Share of loss from Operating Partnerships(Note D)	(286,892)	-

Expenses
Professional fees	6,599	-
Fund management fee (Note C)	37,345	21,769
Organization costs	-	-
Amortization	-	-
General and administrative expenses	18,594	3,367
	62,538	25,136

NET INCOME (LOSS)	$ (316,929)	$ (19,902)

Net income (loss) allocated to limited partners	$ (313,760)	$ (19,703)

Net income (loss) allocated to general partner	$ (3,169)	$ (199)

Net income (loss) per BAC	$ (.12)	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 41*

2002

Income
Interest income	$ 66,943
Other income	-
66,943

Share of loss from Operating Partnerships(Note D)	(101,244)

Expenses
Professional fees	6,906
Fund management fee (Note C)	47,583
Organization costs	-
Amortization	-
General and administrative expenses	19,374
73,863

NET INCOME (LOSS)	$ (108,164)

Net income (loss) allocated to limited partners	$ (107,082)

Net income (loss) allocated to general partner	$ (1,082)

Net income (loss) per BAC	$ (.04)

*Series 41 did not commence operations until after June 30, 2001, therefore it does not have comparative information to report

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 42*

2002

Income
Interest income	$ 9,064
Other income	-
9,064

Share of loss from Operating Partnerships(Note D)	-

Expenses
Professional fees	-
Fund management fee (Note C)	28,107
Organization costs	20,000
Amortization	-
General and administrative expenses	9,222
57,329

NET INCOME (LOSS)	$ (48,265)

Net income (loss) allocated to limited partners	$ (47,782)

Net income (loss) allocated to general partner	$ (483)

Net income (loss) per BAC	$ (.02)

*Series 42 did not commence operations until after June 30,2001, therefore it does not have comparative information to report

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total

Partners' capital (deficit) April 1, 2002	$ 437,739,660	$ (1,446,904)	$ 23,157	$ 436,315,913

Capital contributions	14,622,740	-	-	14,622,740

Selling commissions and registration costs	(1,918,880)	-	-	(1,918,880)

Net income (loss)	(7,152,153)	(72,246)	-	(7,224,399)

Partners' capital (deficit), June 30, 2002	443,291,367	(1,519,150)	23,157	441,795,374

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 20
Partners' capital (deficit) April 1, 2002	$ 13,200,923	$ (200,561)	$ -	$ 13,000,362

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(552,186)	(5,578)	-	(557,764)

Partners' capital (deficit), June 30, 2002	$ 12,648,737	$ (206,139)	$ -	$ 12,442,598

Series 21
Partners' capital (deficit) April 1, 2002	$ 3,264,672	$ (130,612)	$ 57	$ 3,134,117

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(129,354)	(1,307)	-	(130,661)

Partners' capital (deficit), June 30, 2002	$ 3,135,318	$ (131,919)	$ 57	$ 3,003,456

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 22
Partners' capital (deficit) April 1, 2002	$ 10,457,633	$ (115,662)	$ 1,096	$ 10,343,067

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(327,967)	(3,313)	-	(331,280)

Partners' capital (deficit), June 30, 2002	$ 10,129,666	$ (118,975)	$ 1,096	$ 10,011,787

Series 23
Partners' capital (deficit) April 1, 2002	$ 17,555,202	$ (110,398)	$ -	$ 17,444,804

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(313,506)	(3,167)	-	(316,673)

Partners' capital (deficit), June 30, 2002	$ 17,241,696	$ (113,565)	$ -	$ 17,128,131

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30,
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 24
Partners' capital (deficit) April 1, 2002	$ 8,856,179	$ (97,714)	$ 1,340	$ 8,759,805

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(243,434)	(2,459)	-	(245,893)

Partners' capital (deficit), June 30, 2002	$ 8,612,745	$ (100,173)	$ 1,340	$ 8,513,912

Series 25
Partners' capital (deficit) April 1, 2002	$ 16,116,208	$ (97,255)	$ 1,621	$ 16,020,574

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(208,622)	(2,107)	-	(210,729)

Partners' capital (deficit), June 30, 2002	$ 15,907,586	$ (99,362)	$ 1,621	$ 15,809,845

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30, 2002
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 26
Partners' capital (deficit) April 1, 2002	$ 24,678,299	$ (94,414)	$ -	$ 24,583,885

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(445,971)	(4,505)	-	(450,476)

Partners' capital (deficit), June 30, 2002	$ 24,232,328	$ (98,919)	$ -	$ 24,133,409

Series 27
Partners' capital (deficit) April 1, 2002	$ 15,363,269	$ (53,348)	$ 1,419	$ 15,311,340

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(203,719)	(2,058)	-	(205,777)

Partners' capital (deficit), June 30, 2002	$ 15,159,550	$ (55,406)	$ 1,419	$ 15,105,563

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30, 2002
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 28
Partners' capital (deficit) April 1, 2002	$ 28,067,294	$ (63,713)	$ 2,742	$ 28,006,323

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(511,039)	(5,162)	-	(516,201)

Partners' capital (deficit), June 30, 2002	$ 27,556,255	$ (68,875)	$ 2,742	$ 27,490,122

Series 29
Partners' capital (deficit) April 1, 2002	$ 24,976,414	$ (89,780)	$ 1,426	$ 24,888,060

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(537,815)	(5,432)	-	(543,247)

Partners' capital (deficit), June 30, 2002	$ 24,438,599	$ (95,212)	$ 1,426	$ 24,344,813

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30, 2002
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 30
Partners' capital (deficit) April 1, 2002	$ 18,914,962	$ (38,290)	$ 998	$ 18,877,670

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(326,592)	(3,299)	-	(329,891)

Partners' capital (deficit), June 30, 2002	$ 18,588,370	$ (41,589)	$ 998	$ 18,547,779

Series 31
Partners' capital (deficit) April 1, 2002	$ 28,884,324	$ (91,330)	$ 1,901	$ 28,794,895

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(577,570)	(5,834)	-	(583,404)

Partners' capital (deficit), June 30, 2002	$ 28,306,754	$ (97,164)	$ 1,901	$ 28,211,491

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30, 2002
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 32
Partners' capital (deficit) April 1, 2002	$ 34,210,853	$ (64,902)	$ -	$ 34,145,951

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(429,118)	(4,335)	-	(433,453)

Partners' capital (deficit), June 30, 2002	$ 33,781,735	$ (69,237)	$ -	$ 33,712,498

Series 33
Partners' capital (deficit) April 1, 2002	$ 19,454,616	$ (31,550)	$ -	$ 19,423,066

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(273,650)	(2,764)	-	(276,414)

Partners' capital (deficit), June 30, 2002	$ 19,180,966	$ (34,314)	$ -	$ 19,146,652

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30, 2002
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 34
Partners' capital (deficit) April 1, 2002	$ 24,895,844	$ (51,970)	$ -	$ 24,843,874

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(403,694)	(4,078)	-	(407,772)

Partners' capital (deficit), June 30, 2002	$ 24,492,150	$ (56,048))	$ -	$ 24,436,102

Series 35
Partners' capital (deficit) April 1, 2002	$ 24,652,271	$ (35,861)	$ 267	$ 24,616,677

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(306,191)	(3,093)	-	(309,284)

Partners' capital (deficit), June 30, 2002	$ 24,346,080	$ (38,954)	$ 267	$ 24,307,393

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30, 2002
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 36
Partners' capital (deficit) April 1, 2002	$ 15,364,006	$ (25,276)	$ -	$ 15,338,730

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(230,247)	(2,326)	-	(232,573)

Partners' capital (deficit), June 30, 2002	$ 15,133,759	$ (27,602)	$ -	$ 15,106,157

Series 37
Partners' capital (deficit) April 1, 2002	$ 20,149,669	$ (14,209)	$ -	$ 20,135,460

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(185,955)	(1,878)	-	(187,833)

Partners' capital (deficit), June 30, 2002	$ 19,963,714	$ (16,087)	$ -	$ 19,947,627

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30, 2002
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 38
Partners' capital (deficit) April 1, 2002	$ 20,211,572	$ (16,332)	$ 633	$ 20,195,873

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(207,876)	(2,100)	-	(209,976)

Partners' capital (deficit), June 30, 2002	$ 20,003,696	$ (18,432)	$ 633	$ 19,985,897

Series 39
Partners' capital (deficit) April 1, 2002	$ 18,387,300	$ (12,696)	$ 167	$ 18,374,771

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(269,023)	(2,717)	-	(271,740)

Partners' capital (deficit), June 30, 2002	$ 18,118,277	$ (15,413)	$ 167	$ 18,103,031

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30, 2002
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 40
Partners' capital (deficit) April 1, 2002	$ 21,789,671	$ (7,089)	$ 11,196	$ 21,793,778

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(313,760)	(3,169)	-	(316,929)

Partners' capital (deficit), June 30, 2002	$ 21,475,911	$ (10,258)	$ 11,196	$ 21,476,849

Series 41
Partners' capital (deficit) April 1, 2002	$ 24,703,570	$ (2,839)	$ (1,706)	$ 24,699,025

Capital contributions	-	-	-	-

Selling commissions and registration costs	(4,707)	-	-	(4,707)

Net income (loss)	(107,082)	(1,082)	-	(108,164)

Partners' capital (deficit), June 30, 2002	$ 24,591,781	$ (3,921)	$ (1,706)	$ 24,586,154

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30, 2002
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 42
Partners' capital (deficit) April 1, 2002	$ 3,584,909	$ (1,103)	$ -	$ 3,583,806

Capital contributions	14,622,740	-	-	14,622,740

Selling commissions and registration costs	(1,914,173)	-	-	(1,914,173)

Net income (loss)	(47,782)	(483)	-	(48,265)

Partners' capital (deficit), June 30, 2002	$ 16,245,694	$ (1,586)	$ -	$ 16,244,108

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2002	2001
Cash flows from operating activities:

Net income (loss)	$(7,224,399)	$(7,048,128)
Adjustments
Amortization	177,400	133,683
Distributions from Operating Partnerships	77,821	55,097
Share of Loss from Operating Partnerships	5,771,092	5,781,968
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	49,503	148,468
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	(1,270,340)	(3,461,411)
(Decrease) Increase in accounts payable affiliates	1,169,865	988,986
Line of credit	(5,708,074)	(2,125,548)

Net cash (used in) provided by operating activities	(6,957,132)	(5,526,885)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(1,959,555)	(1,476,424)
Capital contributions paid to Operating Partnerships	(11,204,660)	(10,277,305)
Advances to Operating Partnerships	(1,273,845)	(627,185)
Investments	(1,205,907)	(2,168,938)

Net cash (used in) provided by investing activities	(15,643,967)	(14,549,852)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	(1,918,880)	(1,753,950)
Capital contributions received	14,622,740	13,734,750

Net cash (used in) provided by financing activities	12,703,860	11,980,800

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,897,239)	(8,095,937)

Cash and cash equivalents, beginning	18,950,441	21,596,216

Cash and cash equivalents, ending	$ 9,053,202	$ 13,500,279

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 11,532,639	$ 691,580

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 20

	2002	2001
Cash flows from operating activities:

Net income (loss)	$(557,764)	$(463,460)
Adjustments
Amortization	893	893
Distributions from Operating Partnerships	460,300	752
Share of Loss from Operating Partnerships	-	388,910
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	(36,005)
(Decrease) Increase in accounts payable affiliates	178,467	94,813
Line of credit	-	-

Net cash (used in) provided by operating activities	81,896	(14,097)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	(83,656)	-
Investments	-	-

Net cash (used in) provided by investing activities	(83,656)	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 20

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,760)	(14,097)

Cash and cash equivalents, beginning	217,550	179,335

Cash and cash equivalents, ending	$ 215,790	$ 165,238

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 21

	2002	2001
Cash flows from operating activities:

Net income (loss)	$(130,661)	$ (353,540)
Adjustments
Amortization	488	488
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	128,336	294,888
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(26,751)	250
(Decrease) Increase in accounts payable affiliates	56,460	56,460
Line of credit	-	-
Net cash (used in) provided by operating activities	27,872	(1,454)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(138,337)	-
Advances to Operating Partnerships	183,903	-
Investments	(1,984)	35,243

Net cash (used in) provided by investing activities	43,582	35,243

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 21

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	71,454	33,789

Cash and cash equivalents, beginning	237,787	235,224

Cash and cash equivalents, ending	309,241	269,013

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 22

	2002	2001
Cash flows from operating activities:

Net income (loss)	$(331,280)	$(373,748)
Adjustments
Amortization	1,535	1,535
Distributions from Operating Partnerships	3,342	5,567
Share of Loss from Operating Partnerships	261,196	317,726
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	4,425	-
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	(219)	(5,315)
(Decrease) Increase in accounts payable affiliates	13,648	63,648
Line of credit	-	-

Net cash (used in) provided by operating activities	(47,353)	9,413

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(1,500)	(51,114)
Advances to Operating Partnerships	-	-
Investments	(37,587)	(40,302)

Net cash (used in) provided by investing activities	(39,087)	(91,416)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 22

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(86,440)	(82,003)

Cash and cash equivalents, beginning	254,977	352,021

Cash and cash equivalents, ending	$ 168,537	$ 270,018

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 23

	2002	2001
Cash flows from operating activities:

Net income (loss)	$ (316,673)	$(316,452)
Adjustments
Amortization	2,283	2,283
Distributions from Operating Partnerships	-	4,437
Share of Loss from Operating Partnerships	246,419	266,586
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	10,066	60,065
Line of credit	-	-

Net cash (used in) provided by operating activities	(57,905)	16,919

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 23

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(57,905)	16,919

Cash and cash equivalents, beginning	176,646	293,829

Cash and cash equivalents, ending	$ 118,741	$ 310,748

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 24

	2002	2001
Cash flows from operating activities:

Net income (loss)	$ (245,893)	$(421,603)
Adjustments
Amortization	2,551	2,551
Distributions from Operating Partnerships	-	4,054
Share of Loss from Operating Partnerships	194,920	346,240
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(270)	(88)
(Decrease) Increase in accounts payable affiliates	58,339	58,334
Line of credit	-	-
Net cash (used in) provided by operating activities	9,647	(10,512)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	(45,959)	(49,452)

Net cash (used in) provided by investing activities	(45,959)	(49,452)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 24

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(36,312)	(59,964)

Cash and cash equivalents, beginning	264,742	362,301

Cash and cash equivalents, ending	$ 228,430	$ 302,337

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 25

	2002	2001
Cash flows from operating activities:

Net income (loss)	$ (210,729)	$ (343,611)
Adjustments
Amortization	3,805	3,805
Distributions from Operating Partnerships	12,139	561
Share of Loss from Operating Partnerships	153,498	276,408
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	19,675	(109)
(Decrease) Increase in accounts payable affiliates	68,169	68,169
Line of credit	-	-

Net cash (used in) provided by operating activities	46,557	5,223

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(24,556)	(59,984)
Advances to Operating Partnerships	-	-
Investments	(55,578)	-

Net cash (used in) provided by investing activities	(80,134)	(59,984)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 25

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(33,577)	(54,761)

Cash and cash equivalents, beginning	463,598	494,183

Cash and cash equivalents, ending	$ 430,021	$ 439,422

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 26

	2002	2001
Cash flows from operating activities:

Net income (loss)	$(450,476)	$(582,345)
Adjustments
Amortization	4,226	4,485
Distributions from Operating Partnerships	1,780	3,695
Share of Loss from Operating Partnerships	330,342	467,279
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	17,717	(18,287)
(Decrease) Increase in accounts payable affiliates	109,395	109,395
Line of credit	-	-

Net cash (used in) provided by operating activities	12,984	(15,778)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(52,560)	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	(52,560)	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 26

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(39,576)	(15,778)

Cash and cash equivalents, beginning	324,565	335,066

Cash and cash equivalents, ending	$ 284,989	$ 319,288

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 27

	2002	2001
Cash flows from operating activities:

Net income (loss)	$ (205,777)	$ (266,294)
Adjustments
Amortization	3,914	3,914
Distributions from Operating Partnerships	(15,742)	8,021
Share of Loss from Operating Partnerships	150,096	195,191
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	742	-
Decrease (Increase) in accounts receivable	(16,026)	(124)
(Decrease) Increase in accounts payable affiliates	78,802	78,801
Line of credit	-	-

Net cash (used in) provided by Operating activities	11,751	19,509

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(91,722)	(109,512)
Advances to Operating Partnerships	-	(70,075)
Investments	(48,647)	(175,587)

Net cash (used in) provided by investing activities	(140,369)	(179,587)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 27

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(128,618)	(160,078)

Cash and cash equivalents, beginning	430,440	647,352

Cash and cash equivalents, ending	$ 301,822	$ 487,274

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 28

	2002	2001
Cash flows from operating activities:

Net income (loss)	$ (516,201)	$ (481,455)
Adjustments
Amortization	825	825
Distributions from Operating Partnerships	27,787	11,395
Share of Loss from Operating Partnerships	443,943	419,651
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(542)	(487)
(Decrease) Increase in accounts payable affiliates	-	-
Line of credit	-	-

Net cash (used in) provided by operating activities	(44,188)	(50,071)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(591,003)
Advances to Operating Partnerships	-	-
Investments	(92,665)	330,224

Net cash (used in) provided by investing activities	(92,665)	(260,779)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 28

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(136,853)	(310,850)

Cash and cash equivalents, beginning	510,061	1,117,380

Cash and cash equivalents, ending	$ 373,208	$ 806,530

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 29

	2002	2001
Cash flows from operating activities:

Net income (loss)	$ (543,247)	$(553,902)
Adjustments
Amortization	827	828
Distributions from Operating Partnerships	-	610
Share of Loss from Operating Partnerships	453,101	468,372
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(286)	(1,595)
(Decrease) Increase in accounts payable affiliates	84,495	56,330
Line of credit	-	-

Net cash (used in) provided by operating activities	(5,110)	(29,357)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(268,919)
Advances to Operating Partnerships	-	-
Investments	(48,869)	(111,250)

Net cash (used in) provided by investing activities	(48,869)	(380,169)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 29

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(53,979)	(409,526)

Cash and cash equivalents, beginning	577,830	875,595

Cash and cash equivalents, ending	$ 523,851	$ 466,069

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 30

	2002	2001
Cash flows from operating activities:

Net income (loss)	$ (329,891)	$ (338,125)
Adjustments
Amortization	5,310	5,309
Distributions from Operating Partnerships	4,230	9,220
Share of Loss from Operating Partnerships	272,535	286,544
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(755)	(1,217)
(Decrease) Increase in accounts payable affiliates	-	-
Line of credit	-	-

Net cash (used in) provided by operating activities	(48,571)	(38,269)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(5,094)
Advances to Operating Partnerships	-	-
Investments	(33,992)	(84,959)

Net cash (used in) provided by investing activities	(33,992)	(90,053)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 30

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(82,563)	(128,322)

Cash and cash equivalents, beginning	256,324	735,208

Cash and cash equivalents, ending	$ 173,761	$ 606,886

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 31

	2002	2001
Cash flows from operating activities:

Net income (loss)	$(583,403)	$(572,241)
Adjustments
Amortization	-	-
Distributions from Operating Partnerships	6,062	4,504
Share of Loss from Operating Partnerships	490,023	504,910
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	3,758	(2,508)
Decrease (Increase) in accounts receivable	(112,568)	(111,233)
(Decrease) Increase in accounts payable affiliates	-	-
Line of credit	-	-

Net cash (used in) provided by operating activities	(196,128)	(176,568)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(25,000)	-
Advances to Operating Partnerships	(65,178)	-
Investments	(90,178)	(175,216)

Net cash (used in) provided by investing activities	(90,178)	(175,216)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 31

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(286,306)	(351,784)

Cash and cash equivalents, beginning	680,648	1,118,740

Cash and cash equivalents, ending	$ 394,342	$ 766,956

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 32

	2002	2001
Cash flows from operating activities:

Net income (loss)	$(433,453)	$ (267,293)
Adjustments
Amortization	7,500	9,802
Distributions from Operating Partnerships	8,500	500
Share of Loss from Operating Partnerships	339,330	176,813
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	(1,840)	11,854
Line of credit	82,026	82,877

Net cash (used in) provided by operating activities	2,063	13,833

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(197,359)
Advances to Operating Partnerships	-	-
Investments	-	(173,472)

Net cash (used in) provided by investing activities	-	(370,831)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 32

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,063	(356,998)

Cash and cash equivalents, beginning	491,354	1,111,983

Cash and cash equivalents, ending	$ 493,417	$ 754,985

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 33

	2002	2001
Cash flows from operating activities:

Net income (loss)	$ (276,414)	$ (175,369)
Adjustments
Amortization	6,819	6,820
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	229,188	143,489
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	(2,529)
Decrease (Increase) in accounts receivable	-	49,892
(Decrease) Increase in accounts payable affiliates	43,490	43,443
Line of credit	-	-

Net cash (used in) provided by operating activities	3,083	65,746

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(549,081)	(981,361)
Advances to Operating Partnerships	-	-
Investments	-	541,710

Net cash (used in) provided by investing activities	(549,081)	(439,651)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 33

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(545,998)	(373,905)

Cash and cash equivalents, beginning	724,344	1,147,109

Cash and cash equivalents, ending	$ 178,346	$ 773,204

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 34

	2002	2001
Cash flows from operating activities:

Net income (loss)	$ (407,772)	$ (337,299)
Adjustments
Amortization	10,984	10,986
Distributions from Operating Partnerships	-	137
Share of Loss from Operating Partnerships	314,349	252,363
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	73,298	73,290
Line of credit	-	-

Net cash (used in) provided by operating activities	(9,141)	(523)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(14,486)	(16,986)
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	(14,486)	(16,986)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 34

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,627)	(17,509)

Cash and cash equivalents, beginning	382,970	349,527

Cash and cash equivalents, ending	$ 359,343	$ 332,018

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 35

	2002	2001
Cash flows from operating activities:

Net income (loss)	$(309,285)	$ (530,730)
Adjustments
Amortization	32,309	32,320
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	265,565	456,139
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(6,045)	(11,104)
(Decrease) Increase in accounts payable affiliates	15,795	15,796
Line of credit	-	-

Net cash (used in) provided by operating activities	(1,661)	(37,579)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(25)
Capital contributions paid to Operating Partnerships	(530,889)	-
Advances to Operating Partnerships	395,535	-
Investments	(8,613)	(182,413)

Net cash (used in) provided by investing activities	(143,967)	(182,438)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 35

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(145,628)	(220,017)

Cash and cash equivalents, beginning	708,626	681,948

Cash and cash equivalents, ending	$ 562,998	$ 461,931

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 36

	2002	2001
Cash flows from operating activities:

Net income (loss)	$ (232,573)	$ (298,124)
Adjustments
Amortization	22,116	22,116
Distributions from Operating Partnerships	3,881	-
Share of Loss from Operating Partnerships	167,217	237,520
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(6,669)	(4,410)
Decrease (Increase) in accounts receivable	-	(14,791)
(Decrease) Increase in accounts payable affiliates	40,145	40,188
Line of credit	-	-

Net cash (used in) provided by operating activities	(5,883)	(17,501)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(4,435)
Capital contributions paid to Operating Partnerships	-	(182,478)
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	(186,913)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 36

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,883)	(204,414)

Cash and cash equivalents, beginning	45,839	238,031

Cash and cash equivalents, ending	$ 39,956	$ 33,617

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 37

	2002	2001
Cash flows from operating activities:

Net income (loss)	$ (187,833)	$ (222,666)
Adjustments
Amortization	23,706	24,014
Distributions from Operating Partnerships	3,881	-
Share of Loss from Operating Partnerships	115,279	162,400
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(100,000)	(26,521)
Decrease (Increase) in accounts receivable	-	(33,767)
(Decrease) Increase in accounts payable affiliates	43,956	12,549
Line of credit	-	-

Net cash (used in) provided by operating activities	(101,011)	(83,991)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(689)	(5,743)
Capital contributions paid to Operating Partnerships	-	(1,974,207)
Advances to Operating Partnerships	-	612,318
Investments	-	576,017

Net cash (used in) provided by investing activities	(689)	(791,615)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 37

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(101,700)	(875,606)

Cash and cash equivalents, beginning	559,002	1,357,135

Cash and cash equivalents, ending	$ 457,302	$ 481,529

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 38

	2002	2001
Cash flows from operating activities:

Net income (loss)	$ (209,976)	$ (80,920)
Adjustments
Amortization	24,728	793
Distributions from Operating Partnerships	2,218	-
Share of Loss from Operating Partnerships	151,878	56,431
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	(2,733)
Decrease (Increase) in accounts receivable	100,002	(577,599)
(Decrease) Increase in accounts payable affiliates	40,533	8,745
Line of credit	-	-

Net cash (used in) provided by operating activities	109,383	(595,283)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(1,172)	(2,432)
Capital contributions paid to Operating Partnerships	(9,206)	(755,233)
Advances to Operating Partnerships	-	527,465
Investments	1,682	(639,747)

Net cash (used in) provided by investing activities	(8,696)	(869,947)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 38

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	100,687	(1,465,230)

Cash and cash equivalents, beginning	644,013	3,300,784

Cash and cash equivalents, ending	$ 744,700	$ 1,835,554

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ 116,325

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 39

	2002	2001
Cash flows from operating activities:

Net income (loss)	$ (271,740)	$ (49,049)
Adjustments
Amortization	22,581	636
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	215,441	64,108
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	(28,722)
Decrease (Increase) in accounts receivable	883,781	(266,660)
(Decrease) Increase in accounts payable affiliates	34,200	834
Line of credit	-	-

Net cash (used in) provided by operating activities	884,263	(278,853)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(1,332)	(34,025)
Capital contributions paid to Operating Partnerships	(1,098,537)	(1,514,331)
Advances to Operating Partnerships	-	(312,318)
Investments	(5,815)	(2,125,246)

Net cash (used in) provided by investing activities	(1,105,684)	(3,985,920)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 39

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	(12,410)
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	(12,410)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(221,421)	(4,277,183)

Cash and cash equivalents, beginning	532,334	5,907,337

Cash and cash equivalents, ending	$ 310,913	$ 1,630,154

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ 334,686

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 40

	2002	2001
Cash flows from operating activities:

Net income (xloss)	$ (316,929)	$ (19,902)
Adjustments
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	286,892	-
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	114,088	215,891
Decrease (Increase) in accounts receivable	(722,823)	(2,445,026)
(Decrease) Increase in accounts payable affiliates	42,745	65,249
Line of credit	-	(2,125,548)

Net cash (used in) provided by operating activities	(596,027)	(4,309,336)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(190,031)	(1,429,764)
Capital contributions paid to Operating Partnerships	(762,577)	(3,569,724)
Advances to Operating Partnerships	-	(1,454,650)
Investments	933,796	-

Net cash (used in) provided by investing activities	(18,812)	(6,454,138)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 40

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	(1,741,540)
Capital contributions received	-	13,734,750

Net cash (used in) provided by financing activities	-	11,993,210

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(614,839)	1,229,736

Cash and cash equivalents, beginning	795,646	553,358

Cash and cash equivalents, ending	$ 180,807	$ 1,783,094

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 718,652	$ 240,569

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 41* 2002
Cash flows from operating activities:

Net income (loss)	(108,164)
Adjustments
Amortization	-
Distributions from Operating Partnerships	4,000
Share of Loss from Operating Partnerships	101,244
Changes in assets and liabilities
Decrease (Increase) in organization costs	-
(Decrease) Increase in accounts payable and accrued expenses	54,774
Decrease (Increase) in accounts receivable	(944,446)
(Decrease) Increase in accounts payable affiliates	12,636
Line of credit	(3,010,000)

Net cash (used in) provided by operating activities	(3,889,956)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(315,450)
Capital contributions paid to Operating Partnerships	(2,981,721)
Advances to Operating Partnerships	372,407
Investments	306,041

Net cash (used in) provided by investing activities	(2,618,723)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 41* 2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	(4,707)
Capital contributions received	-

Net cash (used in) provided by financing activities	(4,707)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,513,386)

Cash and cash equivalents, beginning	8,231,905

Cash and cash equivalents, ending	$ 1,718,519

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 3,152,205

*Series 41 did not commence operations until after June 30, 2001, therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 42* 2002
Cash flows from operating activities:

Net income (loss)	(48,265)
Adjustments
Amortization	-
Distributions from Operating Partnerships	-
Share of Loss from Operating Partnerships	-
Changes in assets and liabilities
Decrease (Increase) in organization costs	-
(Decrease) Increase in accounts payable and accrued expenses	(21,615)
Decrease (Increase) in accounts receivable	(458,944)
(Decrease) Increase in accounts payable affiliates	83,200
Line of credit	(2,698,074)

Net cash (used in) provided by operating activities	(3,143,698)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(1,450,881)
Capital contributions paid to Operating Partnerships	(4,924,487)
Advances to Operating Partnerships	(2,142,034)
Investments	(2,002,539)

Net cash (used in) provided by investing activities	(10,519,941)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 42* 2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	(1,914,173)
Capital contributions received	14,622,740

Net cash (used in) provided by financing activities	12,708,567

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(955,072)

Cash and cash equivalents, beginning	1,439,240

Cash and cash equivalents, ending	$ 484,168

Supplemental schedule of non-cash investing and financing activities the fund has increased its inves0tments for unpaid capital contributions due to the Operating Partnerships	$ 7,661,782

*Series 42 did not commence operations until after June 30, 2001, therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2002
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

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2002
(Unaudited)

NOTE A - ORGANIZATION (continued)
Series	Closing Date	BACs Sold	Equity Raised
Series 29	June 10, 1997	3,991,800	$39,918,000
Series 30	September 10, 1997	2,651,000	$26,490,750
Series 31	January 18, 1998	4,417,857	$44,057,750
Series 32	June 23, 1998	4,754,198	$47,431,000
Series 33	September 21, 1998	2,636,533	$26,362,000
Series 34	February 11, 1999	3,529,319	$35,273,000
Series 35	June 28, 1999	3,300,463	$33,004,630
Series 36	September 28, 1999	2,106,837	$21,068,375
Series 37	January 28, 2000	2,512,500	$25,125,000
Series 38	July 31, 2000	2,543,100	$25,431,000
Series 39	January 31, 2001	2,292,152	$22,921,000
Series 40	July 31, 2001	2,630,256	$26,629,250
Series 41	January 31, 2002	2,891,626	$28,916,260
Series 42	July 31, 2002	2,744,262	$27,442,620

The Fund commenced offering BACs in Series 43 on August 1, 2002, but had not admitted any BAC holders to the Fund as of the date of this filing.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of June 30, 2002 and for the three months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2002
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES (continued)

The amortized cost of securities available for sale as of June 30, 2002 by contractual maturity are as follows:

Amortized Cost

Due in one year or less	$7,798,480
Due after one year	858,763
Total	$8,657,243

The fair market value of the securities is $8,680,400. The difference being an unrealized gain on securities available for sale of $23,157, as of June 30, 2002.

Amortization

The Fund began amortizing unallocated and deferred acquisition costs over 330 months as of June 1999. Each Series begins amortizing costs once they have completed investing in operating partnerships. Accumulated amortization of acquisition costs by Series as of June 30, 2002 and 2001 is as follows:
	2002	2001
Series 20	$ 11,610	$ 8,037
Series 21	6,350	4,396
Series 22	19,954	13,814
Series 23	25,348	16,217
Series 24	33,165	22,960
Series 25	33,307	23,058
Series 26	57,177	39,497
Series 27	48,577	33,630
Series 28	10,726	7,426
Series 29	10,624	7,306
Series 30	68,894	47,657
Series 32	97,509	67,211
Series 33	87,742	60,464
Series 34	139,123	95,764
Series 35	364,881	272,730
Series 36	267,189	182,831
Series 37	199,185	109,245
Series 38	23,975	-
Series 39	43,878	-
	$1,549,214	$1,012,243

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2002
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Services, Inc., and Boston Capital Asset Management L.P. as follows:

For the quarter ended June 30, 2002, Boston Capital Services, Inc. received $273,272 for Series 42 as Dealer-Manager fees for marketing advice and investment banking services performed at the time of the Fund's offering of BACs. Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40 and Series 41 completed payment of all Dealer-Manager fees prior to the quarter ended June 30, 2002.

Boston Capital Holdings L.P. is entitled to asset acquisition fees for selecting, evaluating, structuring, negotiating, and closing the Fund's acquisition of interest in the Operating Partnerships. During the quarter ended June 30, 2002, Series 42 paid $1,242,902 for acquisition fees to Boston Capital Holdings Limited Partnership. Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40 and Series 41 completed payment of all acquisition fees prior to the quarter ended June 30, 2002.

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued or paid to Boston Capital Asset Management L.P.

The fund management fees accrued for the quarters ended June 30, 2002 and 2001 are as follows:
	2002	2001
Series 20	94,811	$94,812
Series 21	56,460	56,460
Series 22	13,648	63,648
Series 23	10,066	60,066
Series 24	58,339	58,338
Series 25	68,169	68,170
Series 26	109,395	109,395
Series 27	78,802	78,801
Series 29	84,495	56,330
Series 32	82,026	82,875
Series 33	43,490	43,443
Series 34	73,298	73,290
Series 35	15,795	15,794
Series 36	40,145	40,188
Series 37	43,956	-
Series 38	40,533	8,745
Series 39	34,200	834
Series 40	42,745	21,769
Series 41	12,824	-
Series 42	28,107	-
	$1,031,304	$932,958

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2002
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the quarters ended June 30, 2002 and 2001 are as follows:
	2002	2001
Series 21	50,000	-
Series 22	50,000	-
Series 28	83,529	83,502
Series 29	-	28,165
Series 30	55,179	55,179
Series 31	99,360	99,360
Series 35	41,256	41,296
Series 37	-	31,407
Series 38	-	35,788
Series 39	-	28,650
Series 41	36,159	-
	$ 415,483	$ 403,374

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2002 and 2001 the Fund has limited partnership interests in 421 and 386 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at June 30, 2002 and 2001 is as follows:
	2002	2001
Series 20	24	24
Series 21	14	14
Series 22	29	29
Series 23	22	22
Series 24	24	24
Series 25	22	22
Series 26	45	45
Series 27	16	16
Series 28	26	26
Series 29	22	22
Series 30	20	20
Series 31	27	27
Series 32	17	16
Series 33	10	10
Series 34	14	14

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)
	2002	2001
Series 35	11	11
Series 36	11	11
Series 37	7	7
Series 38	10	10
Series 39	9	8
Series 40	16	8
Series 41	19	-
Series 42	6	-
	421	386

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at June 30, 2002 and 2001 are as follows:
	2002	2001
Series 20	$ 388,026	$ 388,026
Series 21	503,206	689,358
Series 22	480,996	487,655
Series 23	117,796	458,632
Series 24	1,214,204	1,214,204
Series 25	2,049,336	2,083,892
Series 26	2,144,873	2,197,431
Series 27	48,924	203,270
Series 28	148,783	153,783
Series 29	304,770	319,770
Series 30	528,451	1,029,156
Series 31	1,005,019	1,350,694
Series 32	1,074,248	1,178,311
Series 33	202,285	751,366
Series 34	792,518	1,034,636
Series 35	1,185,347	2,403,180
Series 36	680,429	1,331,564
Series 37	2,165,429	3,864,726
Series 38	1,227,737	3,790,568
Series 39	963,674	5,641,937
Series 40	3,402,116	5,442,230
Series 41	9,679,195	-
Series 42	8,793,529	-
	$39,100,891	$36,014,389

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2002
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2002.

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 20

	2002	2001

Revenues
Rental	$ 2,334,848	$ 2,287,038
Interest and other	156,014	109,210
	2,490,862	2,396,248

Expenses
Interest	858,929	763,021
Depreciation and amortization	734,421	739,454
Operating expenses	1,384,292	1,301,793
	2,977,692	2,804,268

NET LOSS	$ (486,780)	$ (408,020)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (460,300)	$ (388,910)

Net loss allocated to other partners	$ (4,868)	$ (4,080)

Net loss suspended	$ (21,612)	$ (15,030)

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
June 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 21

	2002	2001

Revenues
Rental	$ 895,745	$ 1,253,885
Interest and other	27,364	34,041
	923,109	1,287,926

Expenses
Interest	382,734	463,565
Depreciation and amortization	224,326	294,017
Operating expenses	502,772	828,211
	1,109,832	1,585,793

NET LOSS	$ (186,723)	$ (297,867)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (128,336)	$ (294,888)

Net loss allocated to other Partners	$ (1,867)	$ (2,979)

Net loss suspended	$ (56,520)	$ -

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
June 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 22
	2002	2001

Revenues
Rental	$ 1,322,159	$ 1,224,489
Interest and other	72,165	54,694
	1,394,324	1,279,183

Expenses
Interest	354,921	332,380
Depreciation and amortization	445,622	461,831
Operating expenses	868,452	805,907
	1,668,995	1,600,118

NET LOSS	$ (274,671)	$ (320,935)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (261,196)	$ (317,726)

Net loss allocated to other Partners	$ (2,747)	$ (3,209)

Net loss suspended	$ (10,728)	$ -

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
June 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 23

	2002	2001

Revenues
Rental	$ 1,450,931	$ 1,431,261
Interest and other	76,096	50,949
	1,527,027	1,482,210

Expenses
Interest	447,859	440,794
Depreciation and amortization	446,907	470,833
Operating expenses	881,169	839,862
	1,775,935	1,751,489

NET LOSS	$ (248,908)	$ (269,279)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (246,419)	$ (266,586)

Net loss allocated to other Partners	$ (2,489)	$ (2,693)

Net loss suspended	$ -	$ -

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
June 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 24
	2002	2001

Revenues
Rental	$ 1,299,207	$ 1,222,741
Interest and other	30,921	43,474
	1,330,128	1,266,215

Expenses
Interest	375,130	421,142
Depreciation and amortization	415,187	442,437
Operating expenses	764,958	752,374
	1,555,275	1,615,953

NET LOSS	$ (225,147)	$ (349,738)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (194,920)	$ (346,240)

Net loss allocated to other Partners	$ (2,250)	$ (3,498)

Net loss suspended	$ (27,977)	$ -

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
June 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 25
	2002	2001

Revenues
Rental	$ 2,031,071	$ 1,832,937
Interest and other	52,243	35,887
	2,083,314	1,868,824

Expenses
Interest	585,760	583,091
Depreciation and amortization	479,882	538,632
Operating expenses	1,172,721	1,116,945
	2,238,363	2,238,668

NET LOSS	$ (155,049)	$ (369,844)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (153,498)	$ (276,408)

Net loss allocated to other Partners	$ (1,551)	$ (3,698)

Net loss suspended	$ -	$ (89,738)

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
June 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 26
	2002	2001

Revenues
Rental	$ 2,227,075	$ 2,174,876
Interest and other	67,020	75,128
	2,294,095	2,250,004

Expenses
Interest	616,252	605,228
Depreciation and amortization	735,619	749,249
Operating expenses	1,336,537	1,387,647
	2,688,408	2,742,124

NET LOSS0	$ (394,313)	$ (492,120)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (330,342)	$ (467,279)

Net loss allocated to other Partners	$ (3,943)	$ (4,922)

Net loss suspended	$ (60,028)	$ (19,919)

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
June 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 27
	2002	2001

Revenues
Rental	$ 1,627,077	$ 1,633,975
Interest and other	23,794	21,895
	1,650,871	1,655,870

Expenses
Interest	694,276	644,455
Depreciation and amortization	438,317	436,573
Operating expenses	702,218	810,678
	1,834,811	1,891,706

NET LOSS	$ (183,940)	$ (235,836)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (150,096)	$ (195,191)

Net loss allocated to other Partners	$ (1,839)	$ (2,358)

Net loss suspended	$ (32,005)	$ (38,287)

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
June 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 28
	2002	2001

Revenues
Rental	$ 1,454,911	$ 1,381,219
Interest and other	41,082	40,382
	1,495,993	1,421,601

Expenses
Interest	449,688	386,092
Depreciation and amortization	585,371	561,840
Operating expenses	909,361	897,559
	1,944,420	1,845,491

NET LOSS	$ (448,427)	$ (423,890)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (443,943)	$ (419,651)

Net loss allocated to other Partners	$ (4,484)	$ (4,239)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 29
	2002	2001

Revenues
Rental	$ 1,667,266	$ 1,606,592
Interest and other	55,687	81,264
	1,722,953	1,687,856

Expenses
Interest	522,645	496,550
Depreciation and amortization	635,945	649,120
Operating expenses	1,022,041	1,015,289
	2,180,631	2,160,959

NET LOSS	$ (457,678)	$ (473,103)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (453,101)	$ (468,372)

Net loss allocated to other Partners	$ (4,577)	$ (4,731)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 30
	2002	2001

Revenues
Rental	$ 1,200,025	$ 1,152,674
Interest and other	57,817	40,792
	1,257,842	1,193,466

Expenses
Interest	337,271	316,489
Depreciation and amortization	377,191	389,797
Operating expenses	818,667	776,618
	1,533,129	1,482,904

NET LOSS	$ (275,287)	$ (289,438)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (272,535)	$ (286,544)

Net loss allocated to other Partners	$ (2,752)	$ (2,894)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 31
	2002	2001

Revenues
Rental	$ 2,335,847	$ 2,310,993
Interest and other	100,886	123,910
	2,436,733	2,434,903

Expenses
Interest	596,376	631,755
Depreciation and amortization	873,015	843,114
Operating expenses	1,462,315	1,470,044
	2,931,706	2,944,913

NET LOSS	$ (494,973)	$ (510,010)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (490,023)	$ (504,910)

Net loss allocated to other Partners	$ (4,950)	$ (5,100)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 32
	2002	2001

Revenues
Rental	$ 1,378,888	$ 1,306,519
Interest and other	76,725	88,264
	1,455,613	1,394,783

Expenses
Interest	350,884	384,667
Depreciation and amortization	639,413	458,215
Operating expenses	868,708	730,501
	1,859,005	1,573,383

NET LOSS	$ (403,392)	$ (178,600)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (339,330)	$ (176,813)

Net loss allocated to other Partners	$ (4,034)	$ (1,787)

Net loss suspended	$ (60,028)	$ -

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
June 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 33
	2002	2001

Revenues
Rental	$ 773,620	$ 744,229
Interest and other	38,894	46,427
	812,514	790,656

Expenses
Interest	286,225	260,991
Depreciation and amortization	318,754	253,270
Operating expenses	439,039	421,334
	1,044,018	935,595

NET LOSS	$ (231,504)	$ (144,939)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (229,188)	$ (143,489)

Net loss allocated to other Partners	$ (2,316)	$ (1,450)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 34
	2002	2001

Revenues
Rental	$ 1,364,242	$ 1,356,042
Interest and other	81,352	79,032
	1,445,594	1,435,074

Expenses
Interest	429,363	469,537
Depreciation and amortization	560,699	540,935
Operating expenses	773,057	679,515
	1,763,119	1,689,987

NET LOSS	$ (317,525)	$ (254,913)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (314,349)	$ (252,363)

Net loss allocated to other Partners	$ (3,176)	$ (2,550)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,

Series 35
	2002	2001

Revenues
Rental	$ 923,115	$ 748,581
Interest and other	30,423	30,893
	953,538	779,474

Expenses
Interest	287,294	375,011
Depreciation and amortization	358,733	357,761
Operating expenses	575,759	507,448
	1,221,786	1,240,220

NET LOSS	$ (268,248)	$ (460,746)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (265,565)	$ (456,139)

Net loss allocated to other Partners	$ (2,683)	$ (4,607)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 36
	2002	2001

Revenues
Rental	$ 735,982	$ 645,497
Interest and other	19,358	44,539
	755,340	690,036

Expenses
Interest	268,467	290,477
Depreciation and amortization	245,789	283,348
Operating expenses	409,990	356,130
	924,246	929,955

NET LOSS	$ (168,906)	$ (239,919)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (167,217)	$ (237,520)

Net loss allocated to other Partners	$ (1,689)	$ (2,399)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 37
	2002	2001

Revenues
Rental	$ 872,416	$ 413,080
Interest and other	23,858	32,576
	896,274	445,656

Expenses
Interest	168,479	122,046
Depreciation and amortization	328,091	222,718
Operating expenses	516,147	264,932
	1,012,717	264,932

NET LOSS	$ (116,443)	$ (164,040)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (115,279)	$ (162,400)

Net loss allocated to other Partners	$ (1,164)	$ (1,640)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 38
	2002	2001

Revenues
Rental	$ 609,678	$ 229,057
Interest and other	8,238	1,450
	617,916	230,507

Expenses
Interest	194,723	63,696
Depreciation and amortization	223,843	86,999
Operating expenses	352,762	136,813
	771,328	287,508

NET LOSS	$ (153,412)	$ (57,001)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (151,878)	$ (56,431)

Net loss allocated to other Partners	$ (1,534)	$ (570)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 39
	2002	2001

Revenues
Rental	$ 279,975	$ 40,464
Interest and other	16,225	216
	$ 296,200	$ 40,680	168,834

Expenses
Interest	80,307	55,871
Depreciation and amortization	202,337	12,603
Operating expenses	231,174	36,962
	513,818	105,436

NET LOSS	$ (217,618)	$ (64,756)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (215,441)	$ (64,108)

Net loss allocated to other Partners	$ (2,177)	$ (648)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 40* 2002

Revenues
Rental	$ 412,071
Interest and other	36,597
448,668

Expenses
Interest	147,694
Depreciation and amortization	257,733
Operating expenses	333,031
738,458

NET LOSS	$ (289,790)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (286,892)

Net loss allocated to other Partners	$ (2,898)

*The Operating Partnerships in Series 40 did not commence operations until after March 31, 2001 therefore, they do not have comparative information to report.

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2002

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 41* 2002

Revenues
Rental	$ 209,089
Interest and other	6,830
215,919

Expenses
Interest	59,948
Depreciation and amortization	112,740
Operating expenses	145,497
318,185

NET LOSS	$ (102,266)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (101,244)

Net loss allocated to other Partners	$ (1,022)

*The Operating Partnerships in Series 41 did not commence operations until after March 31, 2001, therefore, they do not have comparative information to report.

**The Operating Partnerships in Series 42 did not commence operations until after March 31, 2002, therefore, they do not have current or comparative information to report.

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2002
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS-CONTINUED

When comparing the results of operations from the Operating Partnerships for the three months ended June 30, 2002 and 2001 numerous variances, some material in nature, exist. The variances, in most cases, are the result of a number of factors including an increase in the number of Operating Partnerships owned, an increase in the number which have completed construction, and an increase in the number which have completed the lease-up phase.

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the fiscal year ended March 31, 2003 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

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

Boston Capital Tax Credit Fund IV LP and other Funds sponsored and offered by Boston Capital Services, Inc. have entered into a line of credit financing agreement with Fleet National Bank whereby they can collectively borrow up to $40 million for up to 180 days to meet short-term cash needs required for the investment in certain Operating Partnerships. Under the terms of the agreement, the Fund pledges their interest in a particular Operating Partnership in order to draw funds from the line. The repayment of any draws is anticipated to be made once the Fund has received sufficient Investor proceeds. Repayments on the line are tied to specific Operating Partnerships, which are then released as collateral by the bank. As of June 30, 2002 Boston Capital Tax Credit Fund IV LP had no amounts outstanding on the line of credit.

The Fund is currently accruing the fund management fee for Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 29, Series 32, Series 33, Series 34, Series 36, Series 37, Series 38, Series 39, Series 40 and Series 42. The fund is also accruing a portion of the fund management fee for Series 35 and Series 41. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Fund receives sales or refinancing proceeds from the Operating Partnerships, which will be used to satisfy such liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund. The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations.

Capital Resources

The Fund offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260 and $19,200,500 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,257, 2,891,626 and 1,920,050 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, and Series 42 respectively as of June 30, 2002.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $28,614,472.

During the quarter ended June 30, 2002, Series 20 did not record any releases of capital contributions. Series 20 has outstanding contributions payable in the amount of $388,026 as of June 30, 2002. Of the amount outstanding, $252,771 has been advanced to the Operating Partnerships. The advances will be converted to capital and the remaining contributions of $132,255 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 21

The Fund commenced offering BACs in Series 21 on July 1, 1994. Offers and sales of BACs in Series 21 were completed on December 31, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,730.

During the quarter ended June 30, 2002, Series 21 recorded capital contribution releases of $138,337. Series 21 has outstanding contributions payable in the amount of $508,206 as of June 30, 2002. Of the amount outstanding, $457,638 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $45,568 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 22

The Fund commenced offering BACs in Series 22 on October 10, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748.

During the quarter ended June 30, 2002, Series 22 recorded capital contribution releases of $1,500. Series 22 has outstanding contributions payable in the amount of $480,996 as of June 30, 2002. Of the amount outstanding, $450,838 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $30,158 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on September 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278.

During the quarter ended June 30, 2002, Series 23 did not record any releases of capital contributions. Series 23 has outstanding contributions payable of $117,797 as of June 30, 2002, all of which has previously been advanced or loaned to the Operating Partnerships. The advances and loans will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,980,237.

During the quarter ended June 30, 2002, Series 24 did not record any releases of capital contributions. Series 24 has outstanding contributions payable in the amount of $1,214,204 as of June 30, 2002. Of the amount outstanding, $1,098,327 has been advanced or loaned to the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $115,877 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 25

The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,472,722.

During the quarter ended June 30, 2002, Series 25 recorded capital contribution releases of $24,566. Series 25 has outstanding contributions payable in the amount of $2,049,336 as of June 30, 2002. Of the amount outstanding, $1,671,966 has been advanced or loaned to some of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $377,370, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 25, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,390,862.

During the quarter ended June 30, 2002, Series 26 recorded capital contribution releases of $52,560. Series 26 has outstanding contributions payable in the amount of $2,144,873 as of June 30, 2002. Of the amount outstanding, $2,054,522 has been advanced or loaned to some of the Operating Partnerships. In addition, $30,031 has been funded into escrow accounts on behalf of other Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $90,351, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their Partnership agreements.

Series 27

The Fund commenced offering BACs in Series 27 on June 24, 1996. Offers and sales of BACs in Series 27 were completed on September 17, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,901,046.

During the quarter ended June 30, 2002, Series 27 recorded capital contribution releases of $91,722. Series 27 has outstanding contributions payable in the amount of $48,924 as of June 30, 2002. Of the amount outstanding, $6,500 has been advanced to the Operating Partnerships. The advances will be converted to capital and the remaining contributions of $42,424 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 28

The Fund commenced offering BACs in Series 28 on September 30,1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,261,233.

During the quarter ended June 30, 2002, Series 28 did not record any releases of capital contributions. Series 28 has outstanding contributions payable in the amount of $148,783 as of June 30, 2002. The remaining contributions will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877.

During the quarter ended June 30, 2002, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable in the amount of $304,770 as of June 30, 2002. Of the amount outstanding, $20,935 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $283,835 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 30

The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,492,770.

During the quarter ended June 30, 2002, Series 30 did not record any releases of capital contributions. Series 30 has outstanding contributions payable in the amount of $528,451 as of June 30, 2002. Of the amount outstanding, $339,908 has been advanced or loaned to the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $188,543, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100.

During the quarter ended June 30, 2002, Series 31 recorded capital contribution releases of $25,000. Series 31 has outstanding contributions payable in the amount of $1,005,019 as of June 30, 2002. Of the amount outstanding, $615,674 has been loaned to some of the Operating Partnerships. In addition, $25,000 has been funded into an escrow account on behalf of one of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $389,345, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

During the quarter ended June 30, 2002, Series 32 did not record any releases of capital contributions. Series 32 has outstanding contributions payable in the amount of $1,074,248 as of June 30, 2002. Of the amount outstanding, $536,411 has been loaned or advanced to the Operating Partnerships. In addition, $125,000 has been funded into escrow accounts on behalf of other Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $537,837, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,614,594.

During the quarter ended June 30, 2002, Series 33 recorded capital contribution releases of $549,081. Series 33 has outstanding contributions payable in the amount of $202,285 as of June 30, 2002. Of the amount outstanding, $74,635 has been loaned to the Operating Partnerships. In addition, $125,000 has been funded into an escrow account on behalf of other Operating Partnerships. The loans will be converted to capital and the remaining contributions of $127,650, will be released from the escrow account and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 34

The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $25,754,977.

During the quarter ended June 30, 2002, Series 34 recorded capital contribution releases of $14,486. Series 34 has outstanding contributions payable to the Operating Partnerships in the amount of $792,518 as of June 30, 2002. Of the amount outstanding, $654,702 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $137,816, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 25, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,147,034.

During the quarter ended June 30, 2002, Series 35 recorded capital contribution releases of $530,890. Series 35 has outstanding contributions payable in the amount of $1,185,347 as of June 30, 2002. Of the amount outstanding, $422,172 has been loaned to some of the Operating Partnerships. In addition, $10,855 has been funded into escrow accounts on behalf of other Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $763,175, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,273,148.

During the quarter ended June 30, 2002, Series did not record any releases of capital contributions. Series 36 has outstanding contributions payable in the amount of $680,429 as of June 30, 2002. Of the amount outstanding, $657,999 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $22,430, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,719,332.

During the quarter ended June 30, 2002, Series 37 did not record any releases of capital contributions. Series 37 has outstanding contributions payable in the amount of $2,165,429 as of June 30, 2002. Of the amount outstanding, $1,789,152 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $367,277, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

During the quarter ended June 30, 2002, Series 38 recorded capital contribution releases of $9,206. Series 38 has outstanding contributions payable in the amount of $1,227,737 as of June 30, 2002. The remaining contributions will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492 as of June 30, 2002. In addition the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended June 30, 2002, Series 39 recorded capital contribution releases of $1,089,537. Series 39 has outstanding contributions payable in the amount of $963,674 as of June 30, 2002. The remaining contributions will be released from available net offering proceeds and collections of notes receivable when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,043,290 as of June 30, 2002. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended June 30, 2002, Series 40 recorded capital contribution releases of $762,577. Series 40 has outstanding contributions payable in the amount of $3,420,116 as of June 30, 2002. Of the amount outstanding, $1,466,182 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $1,935,934 will be released from available net offering proceeds and collections of notes receivable, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 41

The Fund commenced offering BACs in Series 41 on August 1, 2001. Offers and sales of BACs in Series 41 were completed on January 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 19 Operating Partnerships in the amount of $21,507,922. In addition, the Fund committed and used $195,249 of Series 40 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended June 30, 2002, Series 41 recorded capital contribution releases of $2,981,721. Series 41 has outstanding contributions payable in the amount of $4,522,744 as of June 30, 2002. Of the amount outstanding, $9,679,195 has been loaned to some of the Operating Partnerships. In addition, $470,389 has been funded into escrow accounts on behalf of other Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $5,156,451, will be released from the escrow accounts, collections of notes receivable and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 6 Operating Partnerships in the amount of $14,307,541.

During the quarter ended June 30, 2002, Series 42 recorded capital contribution releases of $4,924,487. Series 42 has outstanding contributions payable in the amount of $8,793,529 as of June 30, 2002. Of the amount outstanding, $76,389 has been funded into escrow accounts on behalf of one of the Operating Partnerships. The remaining contributions will be released from the escrow account, available net offering proceeds and additional net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Line of Credit

Boston Capital Tax Credit Fund IV LP and other Funds sponsored and offered by Boston Capital Services, Inc. have entered into a line of credit financing agreement with Fleet National Bank whereby they can collectively borrow up to $40 million for up to 180 days to meet short-term cash needs required for the investment in certain Operating Partnerships. Under the terms of the agreement, the Fund pledges their interest in a particular Operating Partnership in order to draw funds from the line. The repayment of any draws is anticipated to be made once the Fund has received sufficient Investor proceeds. Repayments on the line are tied to specific Operating Partnerships, which are then released as collateral by the bank. As of June 30, 2002 Boston Capital Tax Credit Fund IV LP had no amounts outstanding on the line of credit.

Results of Operations

As of June 30, 2002 and 2001 the Fund held limited partnership interests in 421 and 386 Operating Partnerships, respectively. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Fund's results of operations for future periods will vary significantly from those for the period ended June 30, 2002 as Series 40, Series 41 and Series 42 continue to use the funds raised to invest in partnership interests of additional Operating Partnerships, and the Fund continues to offer BACs in Series 43.

The variance in net loss per BAC for Series 32 through Series 40 of the Fund for the current three-month period to the prior three-month period is a result of a decrease in interest income and a variance in the losses from Operating Partnerships reported by each series. Interest income reported is expected to decrease for each series from year to year as limited partner contributions raised in the first year are expended on payments to Operating Partnerships in subsequent years. Losses reported from Operating Partnerships are expected to fluctuate until the series has fully invested in its Operating Partnerships and they achieve stabilized operations.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred for the quarter ended June 30, 2002 for Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40 and Series 41 were $89,186, $25,460, $60,774, $58,316, $42,232, $47,661, $103,457, $62,172, $66,921, $82,995, $45,841, $87,160, $73,026, $32,571, $73,298, $52,052, $34,146, $41,456, $24,234, $24,614, $37,345, $47,583 and $28,107, respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

Series 20

As of June 30, 2002 and 2001 the average Qualified Occupancy for the series was 100%. The series had a total of 24 properties at June 30, 2002, all of which were at 100% Qualified Occupancy.

For the three months being reported Series 20 reflects a net loss from Operating Partnerships of $486,780. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $247,641. This is an interim period estimate; it is not indicative of the final year end results.

Breeze Cove Limited Partnership (Breeze Cove Apartments) operates significantly below breakeven due to high debt, high operating expenses, low occupancy, and poor tenant rental collections. As of January 1, 2002, the property management company was replaced with Oakbrook Corporation. Tenant collections substantially improved during the first quarter and then fell off slightly during the second quarter due to a change in site managers. They are expected to be back on track in the third quarter. The management company's marketing plan includes newspaper advertising and improving relationships with local officials, churches, employers, and agencies that could provide tenant referrals. In addition, mini-models have been set up, flags have been installed around the signage and a resident referral program has been initiated. The new management company has improved the screening of new tenants and has processed evictions for those who were not paying and/or complying with the rules and regulations. Operating expenses were expected to increase in the first half of 2002, and did substantially during the first four months due to deferred maintenance related to the relatively large number of turnovers that have resulted from cleaning up tenancy. They began to decrease in May and June and by the end of the year should be at a normal level. Once the property is stabilized, there is expected to be a cost savings from the cost efficiencies associated with sharing personnel with other properties managed by Oakbrook Corporation in the Port Washington area. Operating expenses for 2001 declined by 10% versus 2000, however this was mostly due to deferral of bad debt expense to 2002. The Investment General Partner and the Operating General Partner, an affiliate of the Investment Limited Partner, continue to explore alternatives to restructuring the current debt and/ or refinance the first mortgage on the property. Negotiations were underway with the current lender by the end of the second quarter. If those negotiations prove to be unsuccessful, the Investment General Partner is contemplating a Chapter 11 reorganization bankruptcy filing. The Operating General Partner and Investment General Partner have both contributed toward funding operating deficits as needed. The property is not expected to break even until the debt is restructured. Advances will be repaid without interest if proceeds from refinancing, cash flow or the sale of the property become available. The mortgage, property taxes, insurance, and accounts payable are current as of June 30, 2002.

Effective November 28, 2000, East Douglas Apartments Limited Partnership (East Douglas Apartments) retained Van Rooy Properties for property management. Several occupancy and financial issues have been addressed since the management agent change. The average occupancy through June 2002 was 95%. In the fourth quarter of 2001 the Operating Partnership petitioned HUD and IHDA to increase rents which had fallen below market level due to failures on the part of the previous property management company to secure annual rent increases. IHDA denied the request to increase rents and the Partnership is currently working on an appeal. East Douglas Apartments recently passed a compliance inspection by IHDA and there was some indication that IHDA may be more receptive to increasing rents in the near future. The Operating General Partner is currently negotiating a transfer of General Partner interest to the current management company. The management company will not accept the General Partner interest until there is a resolution to the rent increase appeal and the property can sustain breakeven operations. The mortgage, property taxes, insurance, and accounts payable are current as of June 30, 2002.

Series 21

As of the June 30, 2002 and 2001 the average Qualified Occupancy for the series was 100% and 99.9%, respectively. The series had a total of 14 properties at June 30, 2002, all of which were at 100% Qualified Occupancy.

For the three months being reported Series 21 reflects a net loss from Operating Partnerships of $186,723. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $37,603. This is an interim period estimate; it is not indicative of the final year end results.

Series 21 reported a decrease in net loss per BAC in the current three-month period from the prior three-month period. The decrease is mainly a result of a decrease in the net losses from the Operating Partnerships. Due to issues related to Atlantic City Housing, the Series did not include its operations in the current three-month period. Limitations of the equity method of accounting would have suspended the losses associated with the Operating Partnership.

Atlantic City Housing Urban Renewal Associates L.P. (Atlantic City Apartments) continued to operate below breakeven for the second quarter of 2002. The Operating Partnership will continue to show deficits with respect to operational issues for the foreseeable future. As a result the Operating Partnership filed for protection under Chapter 11 of the Bankruptcy Code in June of 2001. The Operating General Partner is currently working to develop a restructuring plan that is acceptable to the court and major creditors. It is expected that the plan will be completed in the third quarter of 2002. The bankruptcy court has authorized a cash collateral account to ensure the payment of the property operating expenses. Occupancy for the second quarter of 2002 decreased to 83%. The City of Atlantic City has not approved nor will approve any further rental of the vacant units until safety code violations are addressed. The Operating General Partner is diligently working toward resolving these but has limited capital with which to complete the required repairs. It is expected that a local non-profit organization will assume the roll of General Partner and will oversee a million dollar renovation of the four building complex. The Fund would remain as the Investment Limited Partner. The non-profit has development experience and the ability to obtain low interest loans for capital improvements. The size and complexity of the transaction has slowed the ability to finalize the deal structure, however the Operating General Partner continues to work toward a resolution.

Centrum Fairfax LP (Forest Glen at Sully Station) experienced low occupancy in 2001, which resulted in negative cash flow. The average occupancy was 78% for 2001, however, by the end of the second quarter of 2002 physical occupancy increased to 83%. The property must operate at least 90% physical occupancy in order to sustain breakeven operations. Management anticipates 90% physical occupancy by October of 2002. Reasons for the low occupancy were attributable to personnel issues and lack of sales and occupancy focus. The property has addressed these issues by making several personnel changes and increasing the leasing and occupancy focus through additional promotion, lead follow-up, advertising, monthly appreciation events, family and resident referral programs, and improved signage and banners. The property is in excellent physical condition. The Operating General Partners have been funding operating deficits in accordance with the Partnership Agreement. The mortgage, taxes, insurance and payables are current.

Series 22

As of June 30, 2002 and 2001 the average Qualified Occupancy for the series was 100%. The series had a total of 29 properties at June 30, 2002, all of which were at 100% Qualified Occupancy.

For the three months being reported Series 22 reflects a net loss from Operating Partnerships of $274,671. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $170,951. This is an interim period estimate; it is not indicative of the final year end results.

Series 23

As of June 30, 2002 and 2001 the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at June 30, 2002, all of which were at 100% Qualified Occupancy.

For the three months being reported Series 23 reflects a net loss from Operating Partnerships of $248,908. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $197,999. This is an interim period estimate; it is not indicative of the final year end results.

Series 24

As of June 30, 2002 and 2001 the average Qualified Occupancy for the series was 99.9%. The series had a total of 24 properties at June 30, 2002. Out of the total 23 were at 100% Qualified Occupancy.

For the three months being reported Series 24 reflects a net loss from Operating Partnerships of $225,147. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $190,040. This is an interim period estimate; it is not indicative of the final year end results.

Series 24 reported a decrease in net loss per BAC in the current three month period from the prior three month period. The decrease is mainly a result of the Series not recording operations for Los Lunas in the current three month period.

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

The Investment General Partner is in the midst of completing a rescission of the property in order to avoid recapture associated with the foreclosure, which occurred in January. The rescission (unforeclosure), which is anticipated to occur in August 2002, would be accomplished whereby a new Operating General Partner will step in and assume control of the property. As a result of the above actions, the property would be transferred to a new investment entity, future tax benefits after 2001, estimated to be $.081 per BAC, would flow to the new entity, recapture would be avoided, and the above mentioned form 8823 would be rescinded.

Elm Street Associates Limited Partnership (Elm Street Apartments) is located in Yonkers, New York. The neighborhood has been a difficult one in which to operate due in part to high crime. Almost all tenants have some public subsidy, making this a very management-intensive property. Poor tenancy has resulted in ongoing operating deficits. Management issues, including poor rent collections and deferred maintenance, continue to impact the property. Evergreen Management took over management of the property in October 1999, but they were not successful in sustaining improved operations. Evergreen was replaced by Apartment and Investment Management Company (AIMCO) on January 1, 2001.

Physical occupancy at the property, which dropped as low as 80% during March and April, rebounded to 94% in June, with the two remaining vacant units having pending leases by the end of July. The drop in occupancy was related to an effort to aggressively pursue delinquent rents and to evict non-paying tenants. AIMCO is addressing these issues, which have been longstanding problems, and appears to be on a path that will lead to a more stable and reliable tenancy.

Reporting of revenues during 2002 has been erratic due to bad debt expense relating to rents reported during 2001, as well as due to significant adjusting entries to the financial statements made as a result of the 2001 audit. Given the extraordinary entries mentioned above, economic occupancy for the year has averaged 92% through July. Collections have increased as occupancy has firmed. Physical occupancy has averaged 86% through June.

The Partnership Agreement requires the current Operating General Partner to fund up to $400,000 in operating deficits under its guaranty. According to the audited 2001 financial statement, the General Partner has funded approximately $315,000 under that guarantee.

Negotiations are in process with Westhab, Inc. on the possibility of assuming the Operating General Partner and property management roles at Elm Street, and with the first mortgage lender (CPC), on restructuring the first mortgage loan. The negotiations are interrelated, as CPC will only restructure the loan in the context of a change in the General Partner.

The Investment General Partner continues to work diligently on a mutually acceptable loan restructure that will both reduce the outstanding loan balance and result in a lower monthly loan payment that the property can sustain. As part of the overall debt restructure and partnership restructure negotiations, it is expected that the general partner will pay to the partnership the balance of his operating deficit guarantee, and amount equal to approximately $75,000.

North Hampton Place Limited Partnership (North Hampton Place), located in Columbia, Missouri, operated below breakeven during the second quarter of 2002. The main reason for its continuing cash expenditure is low occupancy, which averaged 64% for the quarter, and large debt service payments. The property has suffered from its location in rural Missouri, lying on the outskirts of Columbia and off of any public transportation routes. In addition, the property lies outside of the Columbia school district, further deterring possible tenants from moving to the property. Current management is marketing the property to possible tenants through newspapers, churches and civic groups. In addition, the management company is currently lobbying the Columbia County school board to include the property in its district. Management believes the occupancy issue will continue to be a problem unless the city eventually incorporates the property into its city limits. The property's mortgage, taxes and insurance were all current as of June 30, 2002.

Series 25

As of June 30, 2002 and 2001 the average Qualified Occupancy for the series was 99.9%. The series had a total of 22 properties at June 30, 2002. Out of the total 21 were at 100% Qualified Occupancy.

For the three months being reported Series 25 reflects a net loss from Operating Partnerships of $155,049. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $324,833. This is an interim period estimate; it is not indicative of the final year end results.

Series 25 reported a decrease in net loss per BAC in the current three month period from the prior three month period. The decrease is mainly a result of increased rental income reported by the Operating Partnerships, which reduced the total net loss from the Operating Partnerships.

Sutton Place Apartments, L.P. (Sutton Place Apartments) owns and operates a 360 unit complex in Indianapolis, Indiana. The property has operated with an average occupancy rate of 97% for the first six months of the year, compared to an average of 93% for the year ended December 31, 2001. Management believes that stability in the office staff and maintenance staff is resulting in continued high occupancy and continuing economic gains as well. Economic occupancy through June has been 95%.

The property suffers from high maintenance expenses as a result of tenant abuse and high unit turnover. The area continues to experience heavy crime, which has contributed to the unit turnover. On October 5, 2001, a triple murder occurred on the property. The General Partner has assessed the impact of the incident with the local police and the city commissioner to determine how to improve security. Since that time the property has hired uniformed, off duty police officers as security. The cost of the improved security is partly funded from grants received for crime prevention and other on-site programs. The Operating General Partner continues to fund operating deficits, and the Investment General Partner continues to monitor the property.

Series 26

As of June 30, 2002 and 2001 the average Qualified Occupancy for the series was 100%. The series had a total of 45 properties at June 30, 2002, all of which were at 100% Qualified Occupancy.

For the three months being reported Series 26 reflects a net loss from Operating Partnerships of $394,313. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $341,306. This is an interim period estimate; it is not indicative of the final year end results.

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

Series 27

As of June 30, 2002 and 2001 the average Qualified Occupancy for the series was 100% and 99.6%, respectively. The series had a total of 16 properties at June 30, 2002, all of which were at 100% Qualified Occupancy.

For the three months being reported Series 27 reflects a net loss from Operating Partnerships of $183,940. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $254,377. This is an interim period estimate; it is not indicative of the final year end results.

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

Holly Heights Limited Partnership (Holly Heights Apartments) continues to incur operating deficits due to high tenant turnover. Occupancy further decrease to 70% in the second quarter of 2002 from 75% for the first quarter of 2002 and 90% for the fourth quarter of 2001. The local economy has steadily declined, and the transient residents are moving to find job opportunities. Management will continue to use rental concessions until occupancy has stabilized. In researching the occupancy issue it was brought to the Investment General Partner's attention that an audit by the state agency discovered issues of non-compliance. The Investment General Partner is diligently working to resolve all issues and will continue to closely monitor the property. The mortgage, taxes, and insurance are all current, but high payables continue to plague this property.~~.~~

Series 28

As of June 30, 2002 and 2001 the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at June 30, 2002, all of which were at 100% Qualified Occupancy.

For the three months being reported Series 28 reflects a net loss from Operating Partnerships of $448,427. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $136,944. This is an interim period estimate; it is not indicative of the final year end results.

Series 29

As of June 30, 2002 and 2001 the average Qualified Occupancy for the Series was 100%. The series had a total of 22 properties at June 30, 2002 all of which were 100% Qualified Occupancy.

For the three months being reported Series 29 reflects a net loss from Operating Partnerships of $457,678. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $178,267. This is an interim period estimate; it is not indicative of the final year end results.

Series 30

As of June 30, 2002 and 2001 the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at June 30, 2002 all of which were at 100% Qualified Occupancy.

For the three months being reported Series 30 reflects a net loss from Operating Partnerships of $275,287. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $101,904. This is an interim period estimate; it is not indicative of the final year end results.

Series 31

As of June 30, 2002 and 2001 the average Qualified Occupancy for the series was 100%. The series had a total of 27 properties at June 30, 2002 all of which were at 100% Qualified Occupancy.

For the three months being reported Series 31 reflects a net loss from Operating Partnerships of $494,973. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $378,042. This is an interim period estimate; it is not indicative of the final year end results.

Series 32

As of June 30, 2002 and 2001, the average Qualified Occupancy for the series was 100%. The series had a total of 17 properties at June 30, 2002, all of which were at 100% Qualified Occupancy

For the three months being reported Series 32 reflects a net loss from Operating Partnerships of $403,392. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $236,021. This is an interim period estimate; it is not indicative of the final year end results.

FFLM Associates is an Operating Partnership that purchased the Investment Limited Partner interest in Carriage Pointe Investors, LP, Sayerville Housing Investors LP, and Woodhaven at South Brunswick LP in 1998. Carriage Pointe Investors, LP historically has suffered from negative cash flow, high accounts payables, and under-funded replacement reserves, in part due to the fact that the property only has 18 units. Several options were considered in recent months to improve the performance of the Partnership, including replacement of the Operating General Partner and refinancing the first mortgage. Neither of these options proved to be viable. The Operating General Partner continues to fund all operating deficits and the first mortgage lender is content to leave the loan in place. The property's operations in the first half of the year improved significantly over the prior year. Occupancy was 100% and there was modest positive cash flow; however, accounts payables remain high.  The Investment General Partner will continue to address open issues for Carriage Pointe with the Operating General Partners.

Martinsville I, Ltd. (Martinsville Apartments) is a 13-unit property located in Shelbyville, Kentucky. The property had positive cash flow for the second quarter of 2002 with an average occupancy of 95%. The Operating General Partner refuses to consider settling with plaintiffs in lawsuits regarding sub-contractor payment disputes. There has been no legal activity regarding these suits so far in 2002. The Operating General Partner has rebuffed attempts of the Investment General Partner to assist in settling the sub-contractor issues. IRS form 8609s have been received. So long as these matters are outstanding, the Operating General Partner personal guarantees remain in place.

Series 33

As of June 30, 2002 and 2001 the average Qualified Occupancy for the series was 100% and 96%, respectively. The series had a total of 10 properties at June 30, 2002, all of which were at 100% Qualified Occupancy.

For the three months being reported Series 33 reflects a net loss from Operating Partnerships of $231,504. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $87,250. This is an interim period estimate; it is not indicative of the final year end results.

FFLM Associates is an Operating Partnership which purchased the Investment Limited Partner interest in Carriage Pointe Investors, LP, Sayerville Housing Investors LP, and Woodhaven at South Brunswick LP in 1998. Carriage Pointe Investors, LP historically has suffered from negative cash flow, high payables, and under-funded replacement reserves, in part due to the fact that it only has 18 units. Several options were considered in recent months to improve the performance of the Partnership, including replacement of the Operating General Partner and refinancing the first mortgage. Neither of these options proved to be viable. The Operating General Partner continues to fund all operating deficits and the first mortgage lender is content to leave the loan in place. The property's first half operations significantly improved over the prior year. The property occupancy was 100% and there was marginal positive cash flow; however, payables remain high.  The Investment General Partner will continue to address open issues for Carriage Pointe with the Operating General Partners.

Series 34

As of June 30, 2002 and 2001 the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at June 30, 2002, all of which were at 100% Qualified Occupancy.

For the three months being reported Series 34 reflects a net loss from Operating Partnerships of $317,525. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $243,174. This is an interim period estimate; it is not indicative of the final year end results.

Series 35

As of June 30, 2002 and 2001 the average Qualified Occupancy for the series was 97% and 97.8%, respectively. The series had a total of 11 properties at June 30, 2002. Out of the total 10 were at 100% Qualified Occupancy. The series also had 1 property with multiple buildings, some of which were in lease-up and some of which were under construction at June 30, 2002.

For the three months being reported Series 35 reflects a net loss from Operating Partnerships of $268,248. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss from operations of $90,485. This is an interim period estimate; it is not indicative of the final year end results.

Series 36

As of June 30, 2002 and 2001 the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at June 30, 2002, all of which were at 100% Qualified Occupancy.

For the three months being reported Series 36 reflects a net loss from Operating Partnerships of $168,906. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $76,883. This is an interim period estimate; it is not indicative of the final year end results.

Annadale Housing Partners (Annadale Apartments) has historically reported net losses due to operational issues associated with the property.  As a result of efforts by the management company operations have improved significantly. Rental increases combined with improved collections, increased rental revenues by $99,860 (11.3%) in 2001. This combined with stabilized operating expenses allowed the property to operate above breakeven. This positive trend has continued into the second quarter of 2002, with net rental income exceeding budgeted projections. Occupancy remains stable at 89% through the second quarter of 2002. In accordance with the loan agreements, the property continues to fund capital improvements from operations. A welfare tax exemption was approved in 2001, and the Partnership received a refund of $29,982 in January 2002. If operations continue to demonstrate improvement, the Investment General Partner will no longer continue to report on this Partnership.

Series 37

As of June 30, 2002 and 2001 the average Qualified Occupancy for the series was 94,9% and 91.8%, respectively. The series had a total of 7 properties at June 30, 2002. Out of the total 5 were at 100% Qualified Occupancy and one was under construction. The series also had 1 property with multiple buildings, some of which were in lease-up and some of which were under construction at June 30, 2002

For the three months being reported Series 37 reflects a net loss from Operating Partnerships of $116,443. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $211,648. This is an interim period estimate; it is not indicative of the final year end results.

Series 38

As of June 30, 2002 and 2001 the average Qualified Occupancy for the series was 97.3% and 85.0%, respectively. The series had a total of 10 properties at June 30, 2002. Out of the total 8 were at 100% Qualified Occupancy and 2 were in active lease-up.

For the three months being reported Series 38 reflects a net loss from Operating Partnerships of $153,412. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $70,431. This is an interim period estimate; it is not indicative of the final year end results.

Series 39

As of June 30, 2002 and 2001 the average Qualified Occupancy for the series was 93.9% and 64.9% respectively. The series had a total of 9 properties at June 30, 2002. Out of the total 6 were at 100% Qualified Occupancy and 3 were in active lease-up.

For the three months being reported Series 39 reflects a net loss from Operating Partnerships of $217,618. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss from operations of $15,281. This is an interim period estimate; it is not indicative of the final year end results.

Series 40

As of June 30, 2002 the average Qualified Occupancy for the series was 95.6% and 54.2%, respectively. The series had a total of 16 properties at June 30, 2002. Out of the total 12 were at 100% Qualified Occupancy and 3 were active lease-up. The Series also had 1 property that was still under construction at June 30, 2002.

For the three months being reported Series 40 reflects a net loss from Operating Partnerships of $287,790. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss from operations of $32,057. This is an interim period estimate; it is not indicative of the final year end results.

Series 41

As of June 30, 2002 the average qualified occupancy for the series was 94.0%. The series had a total of 19 properties at June 30, 2002. Out of the total 12 were at 100% Qualified Occupancy and 2 were in active lease-up. The Series also had 5 properties that were still under construction at June 30, 2002. Since all of the properties were acquired after June 30, 2001, there is no comparative information to report.

For the three months being reported Series 41 reflects a net loss from Operating Partnerships of $102,266. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a positive operations of $10,474. This is an interim period estimate; it is not indicitive of the final year end results.

Series 42

Series 42 had a total of 6 properties at June 30, 2002, all of which were still under construction. Since all of the properties were acquired after June 30, 2002, there is no comparative information to report.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)Exhibits

99 (a) Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

99 (b) Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

(b)Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: August 20, 2002		By:	/s/ John. P. Manning John P. Manning