Form 10-Q
period 2002-09-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2002-11-20
CIK 913778

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2002

                                             or

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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2002

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	3-27
Statements of Operations	28-77
Statements of Changes in Partners' Capital	78-90
Statements of Cash Flows	91-140
Notes to Financial Statements	141-169

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	170-187

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	188

Signatures	189

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

	September 30, 2002 (Unaudited)	March 31, 2002 (Audited)

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$426,448,550	$410,857,851

OTHER ASSETS

Cash and cash equivalents	8,428,116	18,950,441
Investments	7,248,820	7,474,493
Notes receivable	23,398,570	17,736,231
Acquisition costs	26,588,045	24,043,671
Other assets	13,700,765	14,311,335
	$505,812,866	$493,374,022

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 1,504,437	$ 897,555
Accounts payable affiliates	14,477,049	12,227,766
Capital contributions payable	41,781,898	38,224,714
Line of credit	4,066,629	5,708,074
	61,830,013	57,058,109

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 69,491,543 issued and outstanding, as of September 30, 2002	445,563,031	437,739,660
General Partner	(1,603,336)	(1,446,904)
Unrealized gain (loss) on securities
available for sale, net	23,158	23,157
	443,982,853	436,315,913
	$505,812,866	$493,374,022

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 20

	September 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 13,726,111	$ 14,695,373

OTHER ASSETS
Cash and cash equivalents	213,978	217,550
Investments	-	-
Notes receivable	-	-
Acquisition costs	85,732	87,518
Other assets	1,199,682	1,087,346
	$ 15,225,503	$ 16,087,787

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 6,492	$ -
Accounts payable affiliates	3,000,654	2,699,399
Capital contributions payable	388,026	388,026
Line of credit	-	-
	3,395,172	3,087,425

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,866,700 issued and outstanding, as of September 30, 2002	12,042,592	13,200,923
General Partner	(212,261)	(200,561)
Unrealized gain (loss) on securities
available for sale, net	-	-
	11,830,331	13,000,362
	$ 15,225,503	$ 16,087,787

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 21

	September 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 2,639,100	$ 2,929,817

OTHER ASSETS
Cash and cash equivalents	299,765	237,787
Investments	57	9,223
Notes receivable	457,638	641,542
Acquisition costs	46,894	47,870
Other assets	366,051	410,611
	$ 3,809,505	$ 4,276,850

LIABILITIES

Accounts payable & accrued expenses (Note C)	$	$ -
Accounts payable affiliates	614,110	501,190
Capital contributions payable	457,642	641,543
Line of credit	-	-
	1,071,752	1,142,733

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 1,892,700 issued and outstanding, as of September 30, 2002	2,872,272	3,264,672
General Partner	(134,576)	(130,612)
Unrealized gain (loss) on securities
available for sale, net	57	57
	2,737,753	3,134,117
	$ 3,809,505	$ 4,276,850

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 22

	September 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$10,494,965	$11,087,299

OTHER ASSETS
Cash and cash equivalents	178,960	254,977
Investments	189,038	175,011
Notes receivable	450,981	450,981
Acquisition costs	147,355	150,424
Other assets	167,366	167,361
	$11,628,665	$12,286,053

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 4,425	$ -
Accounts payable affiliates	1,532,627	1,455,331
Capital contributions payable	480,996	487,655
Line of credit	-	-
	2,018,048	1,942,986

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,564,400 issued and outstanding, as of September 30, 2002	9,732,508	10,457,633
General Partner	(122,987)	(115,662)
Unrealized gain (loss) on securities
available for sale, net	1,096	1,096
	9,610,617	10,343,067
	$11,628,665	$12,286,053

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 23

	September 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$17,158,503	$17,726,828

OTHER ASSETS
Cash and cash equivalents	95,445	176,646
Investments	-	-
Notes receivable	-	-
Acquisition costs	219,138	223,704
Other assets	269,370	269,370
	$17,742,456	$18,396,548

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	904,079	833,948
Capital contributions payable	117,796	117,796
Line of credit	-	-
	1,021,875	951,744

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,336,727 issued and outstanding, September 30, 2002	16,838,221	17,555,202
General Partner	(117,640)	(110,398)
Unrealized gain (loss) on securities
available for sale, net	-	-
	16,720,581	17,444,804
	$17,742,456	$18,396,548

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 24

	September 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 8,743,232	$ 9,240,905

0THER ASSETS
Cash and cash equivalents	240,970	264,742
Investments	230,898	213,962
Notes receivable	534,342	534,342
Acquisition costs	244,910	250,011
Other assets	715,099	716,362
	$10,709,451	$11,220,324

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,362,991	1,246,315
Capital contributions payable	1,214,204	1,214,204
Line of credit	-	-
	2,577,195	2,460,519

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,169,878 issued and outstanding, as of September 30, 2002	8,234,905	8,856,179
0eneral Partner	(103,989)	(97,714)
Unrealized gain (loss) on securities
available for sale, net	1,340	1,340
	8,132,256	8,759,805
	$10,709,451	$11,220,324

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 25

	September 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$15,682,671	$16,265,562

OTHER ASSETS
Cash and cash equivalents	447,618	463,598
Investments	279,317	258,716
Notes receivable	523,193	523,193
Acquisition costs	245,958	251,082
Other assets	1,303,028	1,323,019
	$18,481,785	$19,085,170

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,127,041	990,704
Capital contributions payable	2,049,336	2,073,892
Line of credit	-	-
	3,176,377	3,064,596

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,026,109 issued and outstanding, as of September 30, 2002	15,408,194	16,116,208
General Partner	(104,407)	(97,255)
Unrealized gain (loss) on securities
available for sale, net	1,621	1,621
	15,305,408	16,020,574
	$18,481,785	$19,085,170

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 26

	September 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$23,965,351	$24,785,250

OTHER ASSETS
Cash and cash equivalents	249,964	324,565
Investments	-	-
Notes receivable	571,335	571,335
Acquisition costs	431,048	439,500
Other assets	2,214,057	2,227,346
	$27,431,755	$28,347,996

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 90	$ 90
Accounts payable affiliates	1,785,378	1,566,588
Capital contributions payable	2,129,843	2,197,433
Line of credit	-	-
	3,915,311	3,764,111

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,995,900 issued and outstanding, as of September 30, 2002	23,621,532	24,678,299
General Partner	(105,088)	(94,414)
Unrealized gain (loss) on securities
available for sale, net	-	-
	23,516,444	24,583,885
	$27,431,755	$28,347,996

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 27

	September 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$15,033,163	$15,447,161

OTHER ASSETS
Cash and cash equivalents	326,843	430,440
Investments	244,299	226,453
Notes receivable	-	-
Acquisition costs	358,722	366,195
Other assets	172,391	172,383
	$16,135,418	$16,642,632

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 742	$ -
Accounts payable affiliates	1,332,506	1,174,903
Capital contributions payable	48,925	156,389
Line of credit	-	-
	1,382,173	1,331,292

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,460,700 issued and outstanding, as of September 30, 2002	14,810,755	15,363,269
General Partner	(58,929)	(53,348)
Unrealized gain (loss) on securities
available for sale, net	1,419	1,419
	14,753,245	15,311,340
	$16,135,418	$16,642,632

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 28

	September 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$25,559,020	$26,355,147

OTHER ASSETS
Cash and cash equivalents	292,685	510,061
Investments	506,477	431,404
Notes receivable	775,000	775,000
Acquisition costs	79,212	80,861
Other assets	4,068	2,633
	$27,216,462	$28,155,106

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	-	-
Capital contributions payable	148,783	148,783
Line of credit	-	-
	148,783	148,783

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,000,738 issued and outstanding, as of September 30, 2002	27,138,036	28,067,294
General Partner	(73,099)	(63,713)
Unrealized gain (loss) on securities
available for sale, net	2,742	2,742
	27,067,679	28,006,323
	$27,216,462	$28,155,106

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 29

	September 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$23,573,883	$24,490,660

OTHER ASSETS
Cash and cash equivalents	533,217	577,830
Investments	245,667	227,525
Notes receivable	20,935	20,935
Acquisition costs	79,418	81,073
Other assets	629	4,622
	$24,453,749	$25,402,645

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	378,805	209,815
Capital contributions payable	304,770	304,770
Line of credit	-	-
	683,575	514,585

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,991,800 issued and outstanding, as of September 30, 2002	23,869,706	24,976,414
General Partner	(100,959)	(89,780)
Unrealized gain (loss) on securities
available for sale, net	1,427	1,426
	23,770,174	24,888,060
	$24,453,749	$25,402,645

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 30

	September 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$17,305,666	$17,826,875

OTHER ASSETS
Cash and cash equivalents	80,378	256,324
Investments	171,805	159,267
Notes receivable	385,438	385,438
Acquisition costs	509,678	520,298
Other assets	258,659	258,095
	$18,711,624	$19,406,297

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	176	176
Capital contributions payable	480,218	528,451
Line of credit	-	-
	480,394	528,627

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,651,000 issued and outstanding, as of September 30, 2002	18,274,986	18,914,962
General Partner	(44,754)	(38,290)
Unrealized gain (loss) on securities
available for sale, net	998	998
	18,231,230	18,877,670
	$18,711,624	$19,406,297

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 31

	September 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$26,875,003	$27,720,981

OTHER ASSETS
Cash and cash equivalents	147,124	680,648
Investments	327,470	303,367
Notes receivable	655,675	655,675
Acquisition costs	-	-
Other assets	764,946	497,363
	$28,770,218	$29,858,034

LIABILITIES

Accounts payable & accrued expenses (Note C)	-	$ -
Accounts payable affiliates	33,120	33,120
Capital contributions payable	995,877	1,030,019
Line of credit	-	-
	1,028,997	1,063,139

PARTNERS CAPITAL
Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,417,857 issued and outstanding, as of September 30, 2002	27,841,187	28,884,324
General Partner	(101,867)	(91,330)
Unrealized gain (loss) on securities
available for sale, net	1,901	1,901
	27,741,221	28,794,895
	$28,770,218	$29,858,034

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 32

	September 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$32,229,570	$32,959,161

OTHER ASSETS
Cash and cash equivalents	263,098	491,354
Investments	-	-
Notes receivable	573,581	630,673
Acquisition costs	729,661	744,760
Other assets	539,150	607,309
	$34,335,060	$35,433,257

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	179,510	213,058
Capital contributions payable	916,418	1,074,248
Line of credit	-	-
	1,095,928	1,287,306

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,754,198 issued and outstanding, as of September 30, 2002	33,313,102	34,210,853
General Partner	(73,970)	(64,902)
Unrealized gain (loss) on securities
available for sale, net	-	-
	33,239,132	34,145,951
	$34,335,060	$35,433,257

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 33

	September 30 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$18,181,745	$18,625,977

OTHER ASSETS
Cash and cash equivalents	183,942	724,344
Investments	-	-
Notes receivable	113,575	113,575
Acquisition costs	654,708	668,347
Other assets	243,945	261,627
	$19,377,915	$20,393,870

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	306,420	219,438
Capital contributions payable	202,285	751,366
Line of credit	-	-
	508,705	970,804

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,636,533 issued and outstanding, as of September 30, 2002	18,906,299	19,454,616
General Partner	(37,089)	(31,550)
Unrealized gain (loss) on securities
available for sale, net	-	-
	18,869,210	19,423,066
	$19,377,915	$20,393,870

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 34

	September 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$23,150,694	$23,851,276

OTHER ASSETS
Cash and cash equivalents	308,849	382,970
Investments	-	-
Notes receivable	164,562	164,562
Acquisition costs	1,040,506	1,062,184
Other assets	493,688	493,688
	$25,158,299	$25,954,680

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	450,401	303,802
Capital contributions payable	760,670	807,004
Line of credit	-	-
	1,211,071	1,110,806

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,529,319 issued and outstanding, as of September 30, 2002	24,008,164	24,895,844
General Partner	(60,936)	(51,970)
Unrealized gain (loss) on securities
available for sale, net	-	-
	23,947,228	24,843,874
	$25,158,299	$25,954,680

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 35

	September 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$20,374,151	$20,932,858

OTHER ASSETS
Cash and cash equivalents	461,648	708,626
Investments	267	611,447
Notes receivable	522,784	918,319
Acquisition costs	2,948,683	3,010,116
Other assets	331,514	228,480
	$24,639,047	$26,409,846

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	108,523	76,932
Capital contributions payable	647,740	1,716,237
Line of credit	-	-
	756,263	1,793,169

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,300,463 issued and outstanding, as of September 30, 2002	23,925,717	24,652,271
General Partner	(43,200)	(35,861)
Unrealized gain (loss) on securities
available for sale, net	267	267
	23,882,784	24,616,677
	$24,639,047	$26,409,846

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 36

	September 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$13,128,889	$13,473,738

OTHER ASSETS
Cash and cash equivalents	27,632	45,839
Investments	-	-
Notes receivable	322,784	322,784
Acquisition costs	2,024,647	2,066,827
Other assets	407,465	407,465
	$15,911,417	$16,316,653

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ 6,669
Accounts payable affiliates	371,118	290,825
Capital contributions payable	680,429	680,429
Line of credit	-	-
	1,051,547	977,923

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,106,837 issued and outstanding, as of September 30, 2002	14,889,935	15,364,006
General Partner	(30,065)	(25,276)
Unrealized gain (loss) on securities
available for sale, net	-	-
	14,859,870	15,338,730
	$15,911,417	$16,316,653

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 37

	September 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$17,252,698	$17,469,596

OTHER ASSETS
Cash and cash equivalents	286,080	559,002
Investments	-	-
Notes receivable	1,814,211	1,814,211
Acquisition costs	2,249,846	2,294,151
Other assets	257,375	345,617
	$21,860,210	$22,482,577

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ 100,000
Accounts payable affiliates	169,600	81,688
Capital contributions payable	1,944,309	2,165,429
Line of credit	-	-
	2,113,909	2,347,117

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,512,500 issued and outstanding, as of September 30, 2002	19,764,402	20,149,669
General Partner	(18,101)	(14,209)
Unrealized gain (loss) on securities
available for sale, net	-	-
	19,746,301	20,135,460
	$21,860,210	$22,482,577

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 38

	September 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$17,360,083	$17,632,089

OTHER ASSETS
Cash and cash equivalents	148,381	644,013
Investments	633	502,334
Notes receivable	-	-
Acquisition costs	2,541,380	2,588,159
Other assets	35,244	130,369
	$20,085,721	$21,496,964

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	151,221	69,025
Capital contributions payable	135,173	1,232,066
Line of credit	-	-
	286,394	1,301,091

PARTNERS CAPITAL
Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,543,100 issues and outstanding, September 30, 2002	19,818,991	20,211,572
General Partner	(20,297)	(16,332)
Unrealized gain (loss) on securities
available for sale, net	633	633
	19,799,327	20,195,873
	$20,085,721	$21,496,964

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 39

	September 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$15,613,562	$16,095,151

OTHER ASSETS
Cash and cash equivalents	361,045	532,334
Investments	167	27,025
Notes receivable	-	543,567
Acquisition costs	2,348,158	2,390,716
Other assets	97,378	902,108
	$18,420,310	$20,490,901

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	119,245	50,845
Capital contributions payable	454,121	2,065,285
Line of credit	-	-
	573,366	2,116,130

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,292,152 issued and outstanding, as of September 30, 2002	17,864,751	18,387,300
General Partner	(17,974)	(12,696)
Unrealized gain (loss) on securities
available for sale, net	167	167
	17,846,944	18,374,771
	$18,420,310	$20,490,901

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 40

	September 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$18,984,244	$18,540,930

OTHER ASSETS
Cash and cash equivalents	268,725	795,646
Investments	466,242	1,918,956
Notes receivable	709,949	1,321,601
Acquisition costs	2,820,816	2,812,641
Other assets	768,593	46,216
	$24,018,569	$25,435,990

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 181,150	$ 67,062
Accounts payable affiliates	212,414	125,733
Capital contributions payable	2,345,510	3,449,417
Line of credit	-	-
	2,739,074	3,642,212

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,630,256 issued and outstanding, as of September 30, 2002	21,280,559	21,789,671
General Partner	(12,260)	(7,089)
Unrealized gain (loss) on securities
available for sale, net	11,196	11,196
	21,279,495	21,793,778
	$24,018,569	$25,435,990

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 41

	September 30, 2002 (Unaudited)	March 31, 2002 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$20,487,631	$20,029,680

OTHER ASSETS
Cash and cash equivalents	487,060	8,231,905
Investments	1,585,376	2,409,803
Notes receivable	5,091,194	6,058,498
Acquisition costs	3,243,938	3,186,688
Other assets	1,447,679	895,834
	$32,342,878	$40,812,408

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 254,595	$ 105,274
Accounts payable affiliates	138,609	78,897
Capital contributions payable	7,686,740	12,919,212
Line of credit	-	3,010,000
	8,079,944	16,113,383

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 1,920,050 issued and outstanding, as of September 30, 2002	24,271,786	24,703,570
General Partner	(7,146)	(2,839)
Unrealized gain (loss) on securities
available for sale, net	(1,706)	(1,706)
	24,262,934	24,699,025
	$34,342,878	$40,812,408

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 42

	September 30, 2002 (Unaudited)	March 31, 2002 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$19,368,597	$ 2,675,537

OTHER ASSETS
Cash and cash equivalents	1,615,491	1,439,240
Investments	3,001,107	-
Notes receivable	6,190,406	1,290,000
Acquisition costs	3,029,355	720,546
Other assets	118,512	2,856,111
	$33,323,468	$ 8,981,434

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 113,673	$ 618,460
Accounts payable affiliates	58,082	6,034
Capital contributions payable	9,784,183	2,075,060
Line of credit	-	2,698,074
	9,955,938	5,397,628

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,744,262 issued and outstanding, as of September 30, 2002	23,369,241	3,584,909
General Partner	(1,711)	(1,103)
Unrealized gain (loss) on securities
available for sale, net	-	-
	23,367,530	3,583,806
	$33,323,468	$ 8,981,434

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 43*

September 30, 2002 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 9,560,018

OTHER ASSETS
Cash and cash equivalents	909,218
Investments	-
Notes receivable	3,520,987
Acquisition costs	508,282
Other assets	1,524,876
$16,023,381

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 943,270
Accounts payable affiliates	140,419
Capital contributions payable	7,407,904
Line of credit	4,066,629
12,558,222

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 405,600 issued and outstanding, as of September 30, 2002	3,465,190
General Partner	(31)
Unrealized gain (loss) on securities
available for sale, net	-
3,465,159
$16,023,381

* Series 43 did not commence operations until after March 31, 2002,

therefore, it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

	2002	2001

Income
Interest income	$ 142,336	$ 203,726
Other income	-	2,336
	142,336	206,062

Share of loss from Operating Partnerships (Note D)	(6,486,339)	(5,671,369)

Expenses
Professional fees	304,522	288,297
Fund management fee (Note C)	1,395,157	1,311,120
Organization costs	-	27,936
Amortization	176,260	132,981
General and administrative expenses	189,922	198,762
	2,065,861	1,959,096

NET INCOME (LOSS)	$(8,409,864)	$(7,424,403)

Net income (loss) allocated to limited partners	$(8,325,766)	$(7,350,159)

Net income (loss) allocated to general partner	$ (84,098)	$ (74,244)

Net income (loss) per BAC	$ (2.72)	$ (2.38)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 20

	2002	2001

Income
Interest income	$ 447	$ 646
Other income	-	2,336
	447	2,982

Share of loss from Operating Partnerships(Note D)	(498,562)	(498,017)

Expenses
Professional fees	15,200	15,693
Fund management fee (Note C)	88,908	91,408
Organization costs	-	-
Amortization	893	893
General and administrative expenses	9,153	8,296
	114,154	116,290

NET INCOME (LOSS)	$ (612,269)	$ (611,325)

Net income (loss) allocated to limited partners	$ (606,146)	$ (605,212)

Net income (loss) allocated to general partner	$ (6,123)	$ (6,113)

Net income (loss) per BAC	$ (.16)	$ (.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 21

	2002	2001

Income
Interest income	$ 709	$ 3,273
Other income	-	-
	709	3,273

Share of loss from Operating Partnerships(Note D)	(187,679)	(245,410

Expenses
Professional fees	21,093	11,206
Fund management fee (Note C)	52,130	55,460
Organization costs	-	-
Amortization	488	488
General and administrative expenses	5,022	5,189
	78,733	72,343

NET INCOME (LOSS)	$ (265,703)	$ (314,480)

Net income (loss) allocated to limited partners	$ (263,046)	$ (311,335)

Net income (loss) allocated to general partner	$ (2,657)	$ (3,145)

Net income (loss) per BAC	$ (.14)	$ (.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 22

	2002	2001

Income
Interest income	$ 3,042	$ 2,833
Other income	-	-
	3,042	2,833

Share of loss from Operating Partnerships(Note D)	(319,295)	(310,959)

Expenses
Professional fees	15,979	16,518
Fund management fee (Note C)	60,148	61,548
Organization costs	-	-
Amortization	1,535	1,535
General and administrative expenses	7,253	6,552
	84,915	86,153

NET INCOME (LOSS)	$ (401,168)	$ (394,279)

Net income (loss) allocated to limited partners	$ (397,156)	$ (390,336)

Net income (loss) allocated to general partner	$ (4,012)	$ (3,943)

Net income (loss) per BAC	$ (.15)	$ (.15)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 23

	2002	2001

Income
Interest income	$ 244	$ 1,254
Other income	-	-
	244	1,254

Share of loss from Operating Partnerships(Note D)	(321,906)	(236,522)

Expenses
Professional fees	15,200	15,663
Fund management fee (Note C)	60,066	60,066
Organization costs	-	-
Amortization	2,283	2,283
General and administrative expenses	8,339	7,562
	85,888	85,574

NET INCOME (LOSS)	$ (407,550)	$(320,842)

Net income (loss) allocated to limited partners	$ (403,475)	$(317,634)

Net income (loss) allocated to general partner	$ (4,075)	$ (3,208)

Net income (loss) per BAC	$ (.12)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 24

	2002	2001

Income
Interest income	$ 3,764	$ 3,369
Other income	-	-
	3,764	3,369

Share of loss from Operating Partnerships(Note D)	(302,751)	(275,444)

Expenses
Professional fees	15,663	22,383
Fund management fee (Note C)	58,338	58,338
Organization costs	-	-
Amortization	2,551	2,551
General and administrative expenses	6,116	5,591
	82,668	88,863

NET INCOME (LOSS)	$ (381,655)	$ (360,938)

Net income (loss) allocated to limited partners	$ (377,838)	$ (357,329)

Net income (loss) allocated to general partner	$ (3,817)	$ (3,609)

Net income (loss) per BAC	$ (.17)	$ (.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 25

	2002	2001

Income
Interest income	$ 4,845	$ 4,430
Other income	-	-
	4,845	4,430

Share of loss from Operating Partnerships(Note D)	(416,011)	(288,398)

Expenses
Professional fees	15,760	16,414
Fund management fee (Note C)	66,569	66,769
Organization costs	-	-
Amortization	2,562	3,805
General and administrative expenses	8,381	7,114
	93,272	94,102

NET INCOME (LOSS)	$ (504,438)	$ (378,070)

Net income (loss) allocated to limited partners	$ (499,394)	$ (374,289)

Net income (loss) allocated to general partner	$ (5,044)	$ (3,781)

Net income (loss) per BAC	$ (.17)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 26

	2002	2001

Income
Interest income	$ 661	$ 1,093
Other income	-	-
	661	1,093

Share of loss from Operating Partnerships(Note D)	(481,982)	(486,631)

Expenses
Professional fees	22,225	23,266
Fund management fee (Note C)	99,721	103,219
Organization costs	-	-
Amortization	4,226	4,485
General and administrative expenses	9,471	8,375
	135,643	139,345

NET INCOME (LOSS)	$ (616,964)	$ (624,883)

Net income (loss) allocated to limited partners	$ (610,794)	$ (618,634)

Net income (loss) allocated to general partner	$ (6,170)	$ (6,249)

Net income (loss) per BAC	$ (.15)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 27

	2002	2001

Income
Interest income	$ 3,971	$ 4,811
Other income	-	-
	3,971	4,811

Share of loss from Operating Partnerships(Note D)	(263,447)	(218,013)

Expenses
Professional fees	13,417	13,328
Fund management fee (Note C)	68,801	73,451
Organization costs	-	-
Amortization	3,914	3,914
General and administrative expenses	6,709	5,943
	92,841	96,636

NET INCOME (LOSS)	$ (352,317)	$ (309,838)

Net income (loss) allocated to limited partners	$ (348,794)	$ (306,740)

Net income (loss) allocated to general partner	$ (3,523)	$ (3,098)

Net income (loss) per BAC	$ (.14)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 28

	2002	2001

Income
Interest income	$ 7,761	$ 15,280
Other income	-	-
	7,761	15,280

Share of loss from Operating Partnerships(Note D)	(324,397)	(318,835)

Expenses
Professional fees	17,084	19,731
Fund management fee (Note C)	79,174	83,021
Organization costs	-	-
Amortization	825	825
General and administrative expenses	8,727	9,619
	105,810	113,196

NET INCOME (LOSS)	$ (422,446)	$ (416,751)

Net income (loss) allocated to limited partners	$ (418,222)	$ (412,583)

Net income (loss) allocated to general partner	$ (4,224)	$ (4,168)

Net income (loss) per BAC	$ (.10)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 29

	2002	2001

Income
Interest income	$ 4,731	$ 7,370
Other income	-	-
	4,731	7,370

Share of loss from Operating Partnerships(Note D)	(463,676)	(343,024)

Expenses
Professional fees	20,373	16,465
Fund management fee (Note C)	84,495	84,495
Organization costs	-	-
Amortization	828	828
General and administrative expenses	9,999	9,601
	115,695	111,389

NET INCOME (LOSS)	$ (574,640)	$ (447,043)

Net income (loss) allocated to limited partners	$ (568,894)	$ (442,573)

Net income (loss) allocated to general partner	$ (5,746)	$ (4,470)

Net income (loss) per BAC	$ (.14)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 30

	2002	2001

Income
Interest income	$ 2,742	$ 6,926
Other income	-	-
	2,742	6,926

Share of loss from Operating Partnerships(Note D)	(243,845)	(354,069)

Expenses
Professional fees	13,645	14,346
Fund management fee (Note C)	50,179	54,579
Organization costs	-	-
Amortization	5,310	5,309
General and administrative expenses	6,310	6,426
	75,444	80,660

NET INCOME (LOSS)	$ (316,547)	$ (427,803)

Net income (loss) allocated to limited partners	$ (313,382)	$ (423,525)

Net income (loss) allocated to general partner	$ (3,165)	$ (4,278)

Net income (loss) per BAC	$ (.12)	$ (.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 31

	2002	2001

Income
Interest income	$ 5,537	$ 19,516
Other income	-	-
	5,537	19,516

Share of loss from Operating Partnerships(Note D)	(349,895)	(577,563)

Expenses
Professional fees	16,857	18,000
Fund management fee (Note C)	99,360	94,359
Organization costs	-	-
Amortization	-	-
General and administrative expenses	9,695	9,772
	125,912	122,131

NET INCOME (LOSS)	$ (470,270)	$ (680,178)

Net income (loss) allocated to limited partners	$ (465,567)	$ (673,376)

Net income (loss) allocated to general partner	$ (4,703)	$ (6,802)

Net income (loss) per BAC	$ (.11)	$ (.15)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 32

	2002	2001

Income
Interest income	$ 27,184	$ 8,844
Other income	-	-
	27,184	8,844

Share of loss from Operating Partnerships(Note D)	(381,761)	(262,260)

Expenses
Professional fees	16,200	16,376
Fund management fee (Note C)	84,426	78,588
Organization costs	-	-
Amortization	7,599	9,181
General and administrative expenses	1,565	10,961
	109,790	115,106

NET INCOME (LOSS)	$ (464,367)	$ (368,522)

Net income (loss) allocated to limited partners	$ (459,723)	$ (364,837)

Net income (loss) allocated to general partner	$ (4,644)	$ (3,685)

Net income (loss) per BAC	$ (.10)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 33

	2002	2001

Income
Interest income	$ 294	$ 4,571
Other income	-	-
	294	4,571

Share of loss from Operating Partnerships(Note D)	(215,044)	(77,738)

Expenses
Professional fees	7,913	7,351
Fund management fee (Note C)	43,491	33,443
Organization costs	-	-
Amortization	6,820	6,820
General and administrative expenses	4,468	6,465
	62,692	54,079

NET INCOME (LOSS)	$ (277,442)	$ (127,246)

Net income (loss) allocated to limited partners	$ (274,668)	$ (125,974)

Net income (loss) allocated to general Partner	$ (2,774)	$ (1,272)

Net income (loss) per BAC	$ (.10)	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 34

	2002	2001

Income
Interest income	$ 839	$ 1,513
Other income	-	-
	839	1,513

Share of loss from Operating Partnerships(Note D)	(385,910)	(331,390)

Expenses
Professional fees	12,350	12,707
Fund management fee (Note C)	72,099	68,290
Organization costs	-	-
Amortization	10,984	10,984
General and administrative expenses	8,367	7,600
	103,800	99,581

NET INCOME (LOSS)	$ (488,871)	$ (429,458)

Net income (loss) allocated to limited partners	$ (483,982)	$ (425,163)

Net income (loss) allocated to general partner	$ (4,889)	$ (4,295)

Net income (loss) per BAC	$ (.14)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 35

	2002	2001

Income
Interest income	$ 4,325	$ 17,868
Other income	-	-
	4,325	17,868

Share of loss from Operating Partnerships(Note D)	(329,838)	(321,769)

Expenses
Professional fees	4,837	6,364
Fund management fee (Note C)	53,851	52,651
Organization costs	-	-
Amortization	32,310	32,310
General and administrative expenses	8,097	10,515
	99,095	101,840

NET INCOME (LOSS)	$ (424,608)	$ (405,741)

Net income (loss) allocated to limited partners	$ (420,362)	$ (401,684)

Net income (loss) allocated to general partner	$ (4,246)	$ (4,057)

Net income (loss) per BAC	$ (.13)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 36

	2002	2001

Income
Interest income	$ 81	$ 1,047
Other income	-	-
	81	1,047

Share of loss from Operating Partnerships(Note D)	(171,700)	(152,032)

Expenses
Professional fees	6,650	6,974
Fund management fee (Note C)	40,146	39,313
Organization costs	-	-
Amortization	22,116	22,116
General and administrative expenses	5,755	6,587
	74,667	74,990

NET INCOME (LOSS)	$ (246,286)	$ (225,975)

Net income (loss) allocated to limited partners	$ (243,823)	$ (223,715)

Net income (loss) allocated to general partner	$ (2,463)	$ (2,260)

Net income (loss) per BAC	$ (.12)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 37

	2002	2001

Income
Interest income	$ 663	$ 1,719
Other income	-	-
	663	1,719

Share of loss from Operating Partnerships(Note D)	(120,860)	(146,709)

Expenses
Professional fees	9,470	7,240
Fund management fee (Note C)	43,956	43,956
Organization costs	-	-
Amortization	23,706	23,306
General and administrative expenses	3,998	6,747
	81,130	81,249

NET INCOME (LOSS)	$ (201,327)	$ (226,239)

Net income (loss) allocated to limited partners	$ (199,314)	$ (223,977)

Net income (loss) allocated to general partner	$ (2,013)	$ (2,262)

Net income (loss) per BAC	$ (.08)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 38

	2002	2001

Income
Interest income	$ 11,877	$ 17,980
Other income	-	-
	11,877	17,980

Share of loss from Operating Partnerships(Note D)	(116,405)	(62,194)

Expenses
Professional fees	8,974	7,830
Fund management fee (Note C)	41,162	40,533
Organization costs	-	-
Amortization	24,729	712
General and administrative expenses	7,179	10,704
	82,044	59,779

NET INCOME (LOSS)	$ (186,572)	$ (103,993)

Net income (loss) allocated to limited partners	$ (184,706)	$ (102,953)

Net income (loss) allocated to general partner	$ (1,866)	$ (1,040)

Net income (loss) per BAC	$ (.07)	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 39

	2002	2001

Income
Interest income	$ 637	$ 43,360
Other income	-	-
	637	43,360

Share of loss from Operating Partnerships(Note D)	(182,551)	(164,392)

Expenses
Professional fees	10,514	13,439
Fund management fee (Note C)	34,200	29,484
Organization costs	-	-
Amortization	22,581	636
General and administrative expenses	6,879	16,160
	74,174	59,719

NET INCOME (LOSS)	$ (256,088)	$ (180,751)

Net income (loss) allocated to limited partners	$ (253,527)	$ (178,943)

Net income (loss) allocated to general partner	$ (2,561)	$ (1,808)

Net income (loss) per BAC	$ (.11)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 40

	2002	2001

Income
Interest income	$ 17,123	$ 32,850
Other income	-	-
	17,123	32,850

Share of loss from Operating Partnerships(Note D)	(154,704)	-

Expenses
Professional fees	13,836	7,003
Fund management fee (Note C)	36,886	38,149
Organization costs	-	27,936
Amortization	-	-
General and administrative expenses	11,853	27,228
	62,575	100,316

NET INCOME (LOSS)	$ (200,156)	$ (67,466)

Net income (loss) allocated to limited partners	$ (198,154)	$ (66,791)

Net income (loss) allocated to general partner	$ (2,002)	$ (675)

Net income (loss) per BAC	$ (.08)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 41

	2002	2001

Income
Interest income	$ 4,996	$ 3,173
Other income	-	-
	4,996	3,173

Share of loss from Operating Partnerships(Note D)	(254,120)	-

Expenses
Professional fees	5,165	-
Fund management fee (Note C)	47,076	-
Organization costs	-	-
Amortization	-	-
General and administrative expenses	21,140	5,755
	73,381	5,755

NET INCOME (LOSS)	$ (322,505)	$ (2,582)

Net income (loss) allocated to limited partners	$ (319,280)	$ (2,556)

Net income (loss) allocated to general partner	$ (3,225)	$ (26)

Net income (loss) per BAC	$ (.11)	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 42*

2002

Income
Interest income	$ 34,725
Other income	-
34,725

Share of loss from Operating Partnerships(Note D)	-

Expenses
Professional fees	6,117
Fund management fee (Note C)	29,975
Organization costs	-
Amortization	-
General and administrative expenses	11,170
47,262

NET INCOME (LOSS)	$ (12,537)

Net income (loss) allocated to limited partners	$ (12,412)

Net income (loss) allocated to general partner	$ (125)

Net income (loss) per BAC	$ (.01)

*Series 42 did not commence operations until after September 30, 2001, therefore it does not have comparative information to report

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 43*

2002

Income
Interest income	$ 1,138
Other income	-
1,138

Share of loss from Operating Partnerships(Note D)	-

Expenses
Professional fees	-
Fund management fee (Note C)	-
Organization costs	-
Amortization	-
General and administrative expenses	4,276
4,276

NET INCOME (LOSS)	$ (3,138)

Net income (loss) allocated to limited partners	$ (3,107)

Net income (loss) allocated to general partner	$ (31)

Net income (loss) per BAC	$ (0.00)

*Series 43 did not commence operations until after September 30, 2001, therefore it does not have comparative information to report

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

	2002	2001

Income
Interest income	$ 383,051	$ 422,197
Other income	18,753	2,336
	401,804	424,533

Share of loss from Operating Partnerships (Note D)	(12,257,431)	(11,453,337)

Expenses
Professional fees	436,680	425,184
Fund management fee (Note C)	2,635,764	2,431,897
Organization costs	20,000	27,936
Amortization	353,655	266,660
General and administrative expenses	341,541	292,047
	3,787,640	3,443,724

NET INCOME (LOSS)	$(15,643,267)	$(14,472,528)

Net income (loss) allocated to limited partners	$(15,486,835)	$(14,327,804)

Net income (loss) allocated to general partner	$ (156,432)	$ (144,724)

Net income (loss) per BAC	$ (5.01)	$ (4.65)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 20

	2002	2001

Income
Interest income	$ 912	$ 1,419
Other income	2,336	2,336
	3,248	3,755

Share of loss from Operating Partnerships(Note D)	(958,862)	(886,927)

Expenses
Professional fees	21,326	20,539
Fund management fee (Note C)	178,094	157,221
Organization costs	-	-
Amortization	1,786	1,786
General and administrative expenses	13,211	12,069
	214,417	191,615

NET INCOME (LOSS)	$ (1,170,031)	$ (1,074,787)

Net income (loss) allocated to limited partners	$ (1,158,331)	$ (1,064,039)

Net income (loss) allocated to general partner	$ (11,700)	$ (10,748)

Net income (loss) per BAC	$ (.30)	$ (.28)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 21

	2002	2001

Income
Interest income	$ 32,603	$ 6,699
Other income	-	-
	32,603	6,699

Share of loss from Operating Partnerships(Note D)	(316,015)	(540,298)

Expenses
Professional fees	26,403	14,718
Fund management fee (Note C)	77,590	110,600
Organization costs	-	-
Amortization	978	977
General and administrative expenses	7,981	8,126
	112,952	134,421

NET INCOME (LOSS)	$ (396,364)	$ (668,020)

Net income (loss) allocated to limited partners	$ (392,400)	$ (661,340)

Net income (loss) allocated to general partner	$ (3,964)	$ (6,680)

Net income (loss) per BAC	$ (.21)	$ (.35)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 22

	2002	2001

Income
Interest income	$ 6,367	$ 6,013
Other income	-	-
	6,367	6,013

Share of loss from Operating Partnerships(Note D)	(580,491)	(628,685)

Expenses
Professional fees	23,016	21,656
Fund management fee (Note C)	120,922	110,357
Organization costs	-	-
Amortization	3,069	3,070
General and administrative expenses	11,319	10,271
	158,326	145,354

NET INCOME (LOSS)	$ (732,450)	$ (768,026)

Net income (loss) allocated to limited partners	$ (725,125)	$ (760,346)

Net income (loss) allocated to general partner	$ (7,325)	$ (7,680)

Net income (loss) per BAC	$ (.28)	$ (.30)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 23

	2002	2001

Income
Interest income	$ 645	$ 3,191
Other income	-	-
	645	3,191

Share of loss from Operating Partnerships(Note D)	(568,325)	(503,108)

Expenses
Professional fees	21,081	19,661
Fund management fee (Note C)	118,382	101,789
Organization costs	-	-
Amortization	4,565	4,565
General and administrative expenses	12,515	11,361
	156,543	137,376

NET INCOME (LOSS)	$ (724,223)	$ (637,293)

Net income (loss) allocated to limited partners	$ (716,981)	$ (630,920

Net income (loss) allocated to general partner	$ (7,242)	$ (6,373)

Net income (loss) per BAC	$ (.21)	$ (.19)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 24

	2002	2001

Income
Interest income	$ 7,759	$ 6,905
Other income	-	-
	7,759	6,905

Share of loss from Operating Partnerships(Note D)	(497,671)	(621,684)

Expenses
Professional fees	22,144	39,381
Fund management fee (Note C)	100,570	112,476
Organization costs	-	-
Amortization	5,102	5,102
General and administrative expenses	9,821	10,802
	137,637	167,761

NET INCOME (LOSS)	$ (627,549)	$ (782,540)

Net income (loss) allocated to limited partners	$ (621,274)	$ (774,715)

Net income (loss) allocated to general partner	$ (6,275)	$ (7,825)

Net income (loss) per BAC	$ (.29)	$ (.36)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 25

	2002	2001

Income
Interest income	$ 9,896	$ 8,984
Other income	-	-
	9,896	8,984

Share of loss from Operating Partnerships(Note D)	(569,509)	(564,806)

Expenses
Professional fees	22,071	21,622
Fund management fee (Note C)	114,230	125,638
Organization costs	-	-
Amortization	6,367	7,609
General and administrative expenses	12,885	10,988
	155,553	165,857

NET INCOME (LOSS)	$ (715,166)	$ (721,679)

Net income (loss) allocated to limited partners	$ (708,014)	$ (714,462)

Net income (loss) allocated to general partner	$ (7,152)	$ (7,217)

Net income (loss) per BAC	$ (.23)	$ (.24)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 26

	2002	2001

Income
Interest income	$ 1,444	$ 2,614
Other income	-	-
	1,444	2,614

Share of loss from Operating Partnerships(Note D)	(812,324)	(953,910)

Expenses
Professional fees	30,951	31,289
Fund management fee (Note C)	203,178	203,214
Organization costs	-	-
Amortization	8,452	8,969
General and administrative expenses	13,980	12,460
	256,561	255,932

NET INCOME (LOSS)	$(1,067,441)	$ (1,207,228)

Net income (loss) allocated to limited partners	$(1,056,767)	$ (1,195,156)

Net income (loss) allocated to general partner	$ (10,674)	$ (12,072)

Net income (loss) per BAC	$ (.26)	$ (.30)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 27

	2002	2001

Income
Interest income	$ 8,394	$ 9,607
Other income	15,742	-
	24,136	9,607

Share of loss from Operating Partnerships(Note D)	(413,543)	(413,204)

Expenses
Professional fees	19,343	20,342
Fund management fee (Note C)	130,973	135,147
Organization costs	-	-
Amortization	7,827	7,827
General and administrative expenses	10,545	9,219
	168,688	172,535

NET INCOME (LOSS)	$ (558,095)	$ (576,132)

Net income (loss) allocated to limited partners	$ (552,514)	$ (570,371)

Net income (loss) allocated to general partner	$ (5,581)	$ (5,761)

Net income (loss) per BAC	$ (.22)	$ (.23)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 28

	2002	2001

Income
Interest income	$ 15,731	$ 36,876
Other income	-	-
	15,731	36,876

Share of loss from Operating Partnerships(Note D)	(768,340)	(738,486)

Expenses
Professional fees	24,181	31,082
Fund management fee (Note C)	146,095	147,750
Organization costs	-	-
Amortization	1,649	1,650
General and administrative expenses	14,110	16,116
	186,035	196,598

NET INCOME (LOSS)	$ (938,644)	$ (898,208)

Net income (loss) allocated to limited partners	$ (929,258)	$ (889,226)

Net income (loss) allocated to general partner	$ (9,386)	$ (8,982)

Net income (loss) per BAC	$ (.23)	$ (.22)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 29

	2002	2001

Income
Interest income	$ 9,728	$ 16,080
Other income	-	-
	9,728	16,080

Share of loss from Operating Partnerships(Note D)	(916,777)	(811,396)

Expenses
Professional fees	26,632	25,619
Fund management fee (Note C)	167,490	163,643
Organization costs	-	-
Amortization	1,655	1,656
General and administrative expenses	15,061	14,711
	210,838	205,629

NET INCOME (LOSS)	$(1,117,887)	$(1,000,945)

Net income (loss) allocated to limited partners	$(1,106,708)	$ (990,936)

Net income (loss) allocated to general partner	$ (11,179)	$ (10,009)

Net income (loss) per BAC	$ (.28)	$ (.25)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 30

	2002	2001

Income
Interest income	$ 5,746	$ 15,226
Other income	-	-
	5,746	15,226

Share of loss from Operating Partnerships(Note D)	(516,380)	(640,613)

Expenses
Professional fees	19,540	23,683
Fund management fee (Note C)	96,020	96,308
Organization costs	-	-
Amortization	10,620	10,618
General and administrative expenses	9,626	9,933
	135,806	140,542

NET INCOME (LOSS)	$ (646,440)	$ (765,929)

Net income (loss) allocated to limited partners	$ (639,976)	$ (758,270)

Net income (loss) allocated to general partner	$ (6,464)	$ (7,659)

Net income (loss) per BAC	$ (.24)	$ (.29)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 31

	2002	2001

Income
Interest income	$ 11,549	$ 32,218
Other income	-	-
	11,549	32,218

Share of loss from Operating Partnerships(Note D)	(839,918)	(1,082,473)

Expenses
Professional fees	24,022	29,686
Fund management fee (Note C)	186,520	156,670
Organization costs	-	-
Amortization	-	-
General and administrative expenses	14,763	15,810
	225,305	202,166

NET INCOME (LOSS)	$(1,053,674)	$(1,252,421)

Net income (loss) allocated to limited partners	$(1,043,137)	$(1,239,897)

Net income (loss) allocated to general partner	$ (10,537)	$ (12,524)

Net income (loss) per BAC	$ (.24)	$ (.28)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 32

	2002	2001

Income
Interest income	$ 28,654	$ 22,039
Other income	-	-
	28,654	22,039

Share of loss from Operating Partnerships(Note D)	(721,091)	(439,073)

Expenses
Professional fees	25,426	29,262
Fund management fee (Note C)	157,452	154,463
Organization costs	-	-
Amortization	15,099	18,263
General and administrative expenses	16,405	16,796
	214,382	218,784

NET INCOME (LOSS)	$ (906,819)	$ (635,818)

Net income (loss) allocated to limited partners	$ (897,751)	$ (629,460)

Net income (loss) allocated to general partner	$ (9,068)	$ (6,358)

Net income (loss) per BAC	$ (.19)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 33

	2002	2001

Income
Interest income	$ 1,305	$ 14,172
Other income	-	-
	1,305	14,172

Share of loss from Operating Partnerships(Note D)	(444,232)	(221,227)

Expenses
Professional fees	12,314	12,545
Fund management fee (Note C)	76,062	59,574
Organization costs	-	-
Amortization	13,639	13,640
General and administrative expenses	8,914	9,799
	110,929	95,558

NET INCOME (LOSS)	$ (553,856)	$ (302,613)

Net income (loss) allocated to limited partners	$ (548,317)	$ (299,587)

Net income (loss) allocated to general Partner	$ (5,539)	$ (3,026)

Net income (loss) per BAC	$ (.21)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 34

	2002	2001

Income
Interest income	$ 1,624	$ 4,008
Other income	-	-
	1,624	4,008

Share of loss from Operating Partnerships(Note D)	(700,259)	(583,753)

Expenses
Professional fees	17,241	16,275
Fund management fee (Note C)	145,397	137,980
Organization costs	-	-
Amortization	21,969	21,971
General and administrative expenses	13,404	10,789
	198,011	187,015

NET INCOME (LOSS)	$ (869,646)	$ (766,760)

Net income (loss) allocated to limited partners	$ (887,680)	$ (759,092)

Net income (loss) allocated to general partner	$ (8,966)	$ (7,668)

Net income (loss) per BAC	$ (.25)	$ (.22)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 35

	2002	2001

Income
Interest income	$ 54,589	$ 36,515
Other income	-	-
	54,589	36,515

Share of loss from Operating Partnerships(Note D)	(595,403)	(777,908)

Expenses
Professional fees	9,424	10,152
Fund management fee (Note C)	105,903	104,702
Organization costs	-	-
Amortization	64,618	64,629
General and administrative expenses	13,134	15,591
	193,079	195,074

NET INCOME (LOSS)	$ (733,893)	$ (936,467)

Net income (loss) allocated to limited partners	$ (726,554)	$ (927,102)

Net income (loss) allocated to general partner	$ (7,339)	$ (9,365)

Net income (loss) per BAC	$ (.22)	$ (.28)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 36

	2002	2001

Income
Interest income	$ 182	$ 2,776
Other income	675	-
	857	2,776

Share of loss from Operating Partnerships(Note D)	(338,917)	(389,552)

Expenses
Professional fees	11,171	9,761
Fund management fee (Note C)	74,292	74,519
Organization costs	-	-
Amortization	44,231	44,231
General and administrative expenses	11,106	8,811
	140,800	137,322

NET INCOME (LOSS)	$ (478,860)	$ (524,098)

Net income (loss) allocated to limited partners	$ (474,071)	$ (518,857)

Net income (loss) allocated to general partner	$ (4,789)	$ (5,241)

Net income (loss) per BAC	$ (.23)	$ (.25)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 37

	2002	2001

Income
Interest income	$ 2,905	$ 9,006
Other income	-	-
	2,905	9,006

Share of loss from Operating Partnerships(Note D)	(236,139)	(309,109)

Expenses
Professional fees	13,496	10,743
Fund management fee (Note C)	85,412	79,894
Organization costs	-	-
Amortization	47,412	47,320
General and administrative expenses	9,605	10,843
	155,925	148,800

NET INCOME (LOSS)	$ (389,159)	$ (448,903)

Net income (loss) allocated to limited partners	$ (385,267)	$ (444,414)

Net income (loss) allocated to general partner	$ (3,892)	$ (4,489)

Net income (loss) per BAC	$ (.15)	$ (.18)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 38

	2002	2001

Income
Interest income	$ 14,533	$ 42,061
Other income	-	-
	14,533	42,061

Share of loss from Operating Partnerships(Note D)	(268,283)	(118,625)

Expenses
Professional fees	13,405	11,015
Fund management fee (Note C)	65,396	81,066
Organization costs	-	-
Amortization	49,456	1,505
General and administrative expenses	14,539	14,762
	142,796	108,348

NET INCOME (LOSS)	$ (396,546)	$ (184,912)

Net income (loss) allocated to limited partners	$ (392,581)	$ (183,063)

Net income (loss) allocated to general partner	$ (3,965)	$ (1,849)

Net income (loss) per BAC	$ (.15)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 39

	2002	2001

Income
Interest income	$ 1,998	$ 104,530
Other income	-	-
	1,998	104,530

Share of loss from Operating Partnerships(Note D)	(397,992)	(228,500)

Expenses
Professional fees	14,870	19,150
Fund management fee (Note C)	58,814	58,968
Organization costs	-	-
Amortization	45,161	1,272
General and administrative expenses	12,988	26,441
	131,833	105,831

NET INCOME (LOSS)	$ (527,827)	$ (229,801)

Net income (loss) allocated to limited partners	$ (522,549)	$ (227,503)

Net income (loss) allocated to general partner	$ (5,278)	$ (2,298)

Net income (loss) per BAC	$ (.23)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 40

	2002	2001

Income
Interest income	$ 49,623	$ 38,085
Other income	-	-
	49,623	38,085

Share of loss from Operating Partnerships(Note D)	(441,596)	-

Expenses
Professional fees	20,435	7,003
Fund management fee (Note C)	74,231	59,918
Organization costs	-	27,936
Amortization	-	-
General and administrative expenses	30,448	30,594
	125,114	125,451

NET INCOME (LOSS)	$ (517,087)	$ (87,366)

Net income (loss) allocated to limited partners	$ (511,916)	$ (86,492)

Net income (loss) allocated to general partner	$ (5,171)	$ (874)

Net income (loss) per BAC	$ (.19)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 41

	2002	2001

Income
Interest income	$ 71,939	$ 3,173
Other income	-	-
	71,939	3,173

Share of loss from Operating Partnerships(Note D)	(355,364)	-

Expenses
Professional fees	12,071	-
Fund management fee (Note C)	94,659	-
Organization costs	-	-
Amortization	-	-
General and administrative expenses	40,512	5,755
	147,242	5,755

NET INCOME (LOSS)	$ (430,667)	$ (2,582)

Net income (loss) allocated to limited partners	$ (426,360)	$ (2,556)

Net income (loss) allocated to general partner	$ (4,307)	$ (26)

Net income (loss) per BAC	$ (0.15)	$ (0.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 42*

2002

Income
Interest income	$ 43,787
Other income	-
43,787

Share of loss from Operating Partnerships(Note D)	-

Expenses
Professional fees	6,117
Fund management fee (Note C)	58,082
Organization costs	20,000
Amortization	-
General and administrative expenses	20,393
104,592

NET INCOME (LOSS)	$ (60,805)

Net income (loss) allocated to limited partners	$ (60,197)

Net income (loss) allocated to general partner	$ (608)

Net income (loss) per BAC	$ (.03)

*Series 42 did not commence operations until after September 30,2001, therefore it does not have comparative information to report

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 43*

2002

Income
Interest income	$ 1,138
Other income	-
1,138

Share of loss from Operating Partnerships(Note D)	-

Expenses
Professional fees	-
Fund management fee (Note C)	-
Organization costs	-
Amortization	-
General and administrative expenses	4,276
4,276

NET INCOME (LOSS)	$ (3,138)

Net income (loss) allocated to limited partners	$ (3,107)

Net income (loss) allocated to general partner	$ (31)

Net income (loss) per BAC	$ (0.00)

*Series 43 did not commence operations until after September 30,2001, therefore it does not have comparative information to report

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total

Partners' capital (deficit) April 1, 2002	$ 437,739,660	$ (1,446,904)	$ 23,158	$ 436,315,914

Capital contributions	26,920,860	-	-	26,920,860

Selling commissions and registration costs	(3,610,654)	-	-	(3,610,654)

Net income (loss)	(15,486,835)	(156,432)	-	(15,643,267)

Partners' capital (deficit), September 30, 2002	$ 445,563,031	$ (1,603,336)	$ 23,158	$ 443,982,853

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 20
Partners' capital (deficit) April 1, 2002	$13,200,923	$ (200,561)	$ -	$ 13,000,362

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,158,331)	(11,700)	-	(1,170,031)

Partners' capital (deficit), September 30, 2002	$ 12,042,592	$ (212,261)	$ -	$ 11,830,331

Series 21
Partners' capital (deficit) April 1, 2002	$ 3,264,672	$ (130,612)	$ 57	$ 3,134,117

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(392,400)	(3,964)	-	(396,364)

Partners' capital (deficit), September 30, 2002	$ 2,872,272	$ (134,576)	$ 57	$ 2,737,753

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 22
Partners' capital (deficit) April 1, 2002	$ 10,457,633	$ (115,662)	$ 1,096	$ 10,343,067

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(725,125)	(7,325)	-	(732,450)

Partners' capital (deficit), September 30, 2002	$ 9,732,508	$ (122,987)	$ 1,096	$ 9,610,617

Series 23
Partners' capital (deficit) April 1, 2002	$ 17,555,202	$ (110,398)	$ -	$ 17,444,804

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(716,981)	(7,242)	-	(724,223)

Partners' capital (deficit), September 30, 2002	$ 16,838,221	$ (117,640)	$ -	$ 16,720,581

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 24
Partners' capital (deficit) April 1, 2002	$ 8,856,179	$ (97,714)	$ 1,340	$ 8,759,805

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(621,274)	(6,275)	-	(627,549)

Partners' capital (deficit), September 30, 2002	$ 8,234,905	$ (103,989)	$ 1,340	$ 8,132,256

Series 25
Partners' capital (deficit) April 1, 2002	$ 16,116,208	$ (97,255)	$ 1,621	$ 16,020,574

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(708,014)	(7,152)	-	(715,166)

Partners' capital (deficit), September 30, 2002	$ 15,408,194	$ (104,407)	$ 1,621	$ 15,305,408

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2002
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 26
Partners' capital (deficit) April 1, 2002	$ 24,678,299	$ (94,414)	$ -	$ 24,583,885

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,056,767)	(10,674)	-	(1,067,441)

Partners' capital (deficit), September 30, 2002	$ 23,621,532	$ (105,088)	$ -	$ 23,516,444

Series 27
Partners' capital (deficit) April 1, 2002	$ 15,363,269	$ (53,348)	$ 1,419	$ 15,311,340

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(552,514)	(5,581)	-	(558,095)

Partners' capital (deficit), September 30, 2002	$ 14,810,755	$ (58,929)	$ 1,419	$ 14,753,245

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2002
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 28
Partners' capital (deficit) April 1, 2002	$ 28,067,294	$ (63,713)	$ 2,742	$ 28,006,323

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(929,258)	(9,386)	-	(938,644)

Partners' capital (deficit), September 30, 2002	$ 27,138,036	$ (73,099)	$ 2,742	$ 27,067,679

Series 29
Partners' capital (deficit) April 1, 2002	$ 24,976,414	$ (89,780)	$ 1,427	$ 24,888,061

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,106,708)	(11,179)	-	(1,117,887)

Partners' capital (deficit), September 30, 2002	$ 23,869,706	$ (100,959)	$ 1,427	$ 23,770,174

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2002
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 30
Partners' capital (deficit) April 1, 2002	$ 18,914,962	$ (38,290)	$ 998	$ 18,877,670

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(639,976)	(6,464)	-	(646,440)

Partners' capital (deficit), September 30, 2002	$ 18,274,986	$ (44,754)	$ 998	$ 18,231,230

Series 31
Partners' capital (deficit) April 1, 2002	$ 28,884,324	$ (91,330)	$ 1,901	$ 28,794,895

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,043,137)	(10,537)	-	(1,053,674)

Partners' capital (deficit), September 30, 2002	$ 27,841,187	$ (101,867)	$ 1,901	$ 27,741,221

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2002
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 32
Partners' capital (deficit) April 1, 2002	$ 34,210,853	$ (64,902)	$ -	$ 34,145,951

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(897,751)	(9,068)	-	(906,819)

Partners' capital (deficit), September 30, 2002	$ 33,313,102	$ (73,970)	$ -	$ 33,239,132

Series 33
Partners' capital (deficit) April 1, 2002	$ 19,454,616	$ (31,550)	$ -	$ 19,423,066

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(548,317)	(5,539)	-	(553,856)

Partners' capital (deficit), September 30, 2002	$ 18,906,299	$ (37,089)	$ -	$ 18,869,210

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2002
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 34
Partners' capital (deficit) April 1, 2002	$ 24,895,844	$ (51,970)	$ -	$ 24,843,874

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(887,680)	(8,966)	-	(896,646)

Partners' capital (deficit), September 30, 2002	$ 24,008,164	$ (60,936)	$ -	$ 23,947,228

Series 35
Partners' capital (deficit) April 1, 2002	$ 24,652,271	$ (35,861)	$ 267	$ 24,616,677

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(726,554)	(7,339)	-	(733,893)

Partners' capital (deficit), September 30, 2002	$ 23,925,717	$ (43,200)	$ 267	$ 23,882,784

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2002
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 36
Partners' capital (deficit) April 1, 2002	$ 15,364,006	$ (25,276)	$ -	$ 15,338,730

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(474,071)	(4,789)	-	(478,860)

Partners' capital (deficit), September 30, 2002	$ 14,889,935	$ (30,065)	$ -	$ 14,859,870

Series 37
Partners' capital (deficit) April 1, 2002	$ 20,149,669	$ (14,209)	$	$ 20,135,460

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(385,267)	(3,892)	-	(389,159)

Partners' capital (deficit), September 30, 2002	$ 19,764,402	$ (18,101)	$	$ 19,746,301

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2002
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 38
Partners' capital (deficit) April 1, 2002	$ 20,211,572	$ (16,332)	$ 633	$ 20,195,873

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(392,581)	(3,965)	-	(396,546)

Partners' capital (deficit), September 30, 2002	$ 19,818,991	$ (20,297)	$ 633	$ 19,799,327

Series 39
Partners' capital (deficit) April 1, 2002	$ 18,387,300	$ (12,696)	$ 167	$ 18,374,771

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(522,549)	(5,278)	-	(527,827)

Partners' capital (deficit), September 30, 2002	$ 17,864,751	$ (17,974)	$ 167	$ 17,846,944

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2002
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 40
Partners' capital (deficit) April 1, 2002	$ 21,789,671	$ (7,089)	$ 11,196	$ 21,793,778

Capital contributions	-	-	-	-

Selling commissions and registration costs	2,804	-	-	2,804

Net income (loss)	(511,916)	(5,171)	-	(517,087)

Partners' capital (deficit), September 30, 2002	$ 21,280,559	$ (12,260)	$ 11,196	$ 21,279,495

Series 41
Partners' capital (deficit) April 1, 2002	$ 24,703,570	$ (2,839)	$ (1,706)	$ 24,699,025

Capital contributions	-	-	-	-

Selling commissions and registration costs	(5,424)	-	-	(5,424)

Net income (loss)	(426,360)	(4,307)	-	(430,667)

Partners' capital (deficit), September 30, 2002	$ 24,271,786	$ (7,146)	$ (1,706)	$ 24,262,934

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2002
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 42
Partners' capital (deficit) April 1, 2002	$ 3,584,909	$ (1,103)	$ -	$ 3,583,806

Capital contributions	22,864,860	-	-	22,864,860

Selling commissions and registration costs	(3,020,331)	-	-	(3,020,331)

Net income (loss)	(60,197)	(608)	-	(60,805)

Partners' capital (deficit), September 30, 2002	$ 23,369,241	$ (1,711)	$ -	$ 23,367,530

Series 43
Partners' capital (deficit) April 1, 2002	$ -	$ -	$ -	$ -

Capital contributions	4,056,000	-	-	4,056,000

Selling commissions and registration costs	(587,703)			(587,703)

Net income (loss)	(3,107)	(31)	-	(3,138)

Partners' capital (deficit), September 30, 2002	$ 3,465,190	$ (31)	$ -	$ 3,465,159

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2002	2001
Cash flows from operating activities:

Net income (loss)	$(15,643,267)	$(14,472,528)
Adjustments
Amortization	353,655	266,660
Distributions from Operating Partnerships	99,627	66,741
Share of Loss from Operating Partnerships	12,257,431	11,453,337
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	604,584	410,689
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	615,420	1,696,326
(Decrease) Increase in accounts payable affiliates	2,249,014	2,008,091
Line of credit	(1,641,445)	560,794

Net cash (used in) provided by operating activities	(1,104,981)	1,990,110

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(3,606,638)	(2,926,705)
Capital contributions paid to Operating Partnerships	(23,684,246)	(25,479,426)
Advances to Operating Partnerships	(5,662,339)	(448,375)
Investments	225,673	(4,285,943)

Net cash (used in) provided by investing activities	(32,727,550)	(33,140,449)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	(3,610,654)	(3,525,140)
Capital contributions received	26,920,860	26,918,800

Net cash (used in) provided by financing activities	23,310,206	23,393,660

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,522,325)	(7,756,679)

Cash and cash equivalents, beginning	18,950,441	21,596,216

Cash and cash equivalents, ending	$ 8,428,116	$ 13,839,537

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 20,922,142	$ 10,260,887

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 20

	2002	2001
Cash flows from operating activities:

Net income (loss)	$(1,170,031)	$(1,074,787)
Adjustments
Amortization	1,786	1,786
Distributions from Operating Partnerships	10,400	10,439
Share of Loss from Operating Partnerships	958,862	886,927
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	6,492	-
Decrease (Increase) in accounts receivable	(112,336)	(74,206)
(Decrease) Increase in accounts payable affiliates	301,255	263,890
Line of credit	-	-

Net cash (used in) provided by operating activities	(3,572)	14,049

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 20

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,572)	14,049

Cash and cash equivalents, beginning	217,550	179,335

Cash and cash equivalents, ending	$ 213,978	$ 193,384

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 21

	2002	2001
Cash flows from operating activities:

Net income (loss)	$ (396,364)	$ (668,020)
Adjustments
Amortization	978	977
Distributions from Operating Partnerships	436	433
Share of Loss from Operating Partnerships	316,015	540,298
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	50,000	757
(Decrease) Increase in accounts payable affiliates	112,920	112,921
Line of credit	-	-
Net cash (used in) provided by operating activities	83,985	(12,634)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(215,077)	-
Advances to Operating Partnerships	183,904	-
Investments	9,166	35,241

Net cash (used in) provided by investing activities	(22,007)	35,241

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 21

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	61,978	22,607

Cash and cash equivalents, beginning	237,787	235,224

Cash and cash equivalents, ending	299,765	257,831

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 22

	2002	2001
Cash flows from operating activities:

Net income (loss)	$ (732,450)	$ (768,026)
Adjustments
Amortization	3,069	3,070
Distributions from Operating Partnerships	6,684	6,136
Share of Loss from Operating Partnerships	580,491	628,685
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	4,425	-
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	(5)	(4,886)
(Decrease) Increase in accounts payable affiliates	77,296	127,294
Line of credit	-	-

Net cash (used in) provided by operating activities	(60,490)	(7,727)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(1,500)	(51,114)
Advances to Operating Partnerships	-	-
Investments	(14,027)	(40,721)

Net cash (used in) provided by investing activities	(15,527)	(91,835)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 22

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(76,017)	(99,562)

Cash and cash equivalents, beginning	254,977	352,021

Cash and cash equivalents, ending	$ 178,960	$ 252,459

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 23

	2002	2001
Cash flows from operating activities:

Net income (loss)	$ (724,223)	$ (637,293)
Adjustments
Amortization	4,565	4,565
Distributions from Operating Partnerships	-	4,438
Share of Loss from Operating Partnerships	568,325	503,108
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	70,132	120,133
Line of credit	-	-

Net cash (used in) provided by operating activities	(81,201)	(5,049)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 23

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(81,201)	(5,049)

Cash and cash equivalents, beginning	176,646	293,829

Cash and cash equivalents, ending	$ 95,445	$ 288,780

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 24

	2002	2001
Cash flows from operating activities:

Net income (loss)	$ (627,549)	$ (782,540)
Adjustments
Amortization	5,102	5,102
Distributions from Operating Partnerships	-	4,054
Share of Loss from Operating Partnerships	497,671	621,684
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	1,264	(4,563)
(Decrease) Increase in accounts payable affiliates	116,676	116,673
Line of credit	-	-
Net cash (used in) provided by operating activities	(6,836)	(39,590)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	(16,936)	(49,446)

Net cash (used in) provided by investing activities	(16,936)	(49,446)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 24

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,772)	(89,036)

Cash and cash equivalents, beginning	264,742	362,301

Cash and cash equivalents, ending	$ 240,970	$ 273,265

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 25

	2002	2001
Cash flows from operating activities:

Net income (loss)	$ (715,166)	$ (721,679)
Adjustments
Amortization	6,367	7,609
Distributions from Operating Partnerships	12,139	(10,940)
Share of Loss from Operating Partnerships	569,509	564,806
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	19,991	12,026
(Decrease) Increase in accounts payable affiliates	136,337	136,338
Line of credit	-	-

Net cash (used in) provided by operating activities	29,177	(11,840)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(24,556)	(10,000)
Advances to Operating Partnerships	-	-
Investments	(20,601)	(59,976)

Net cash (used in) provided by investing activities	(45,157)	(69,976)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 25

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,980)	(81,816)

Cash and cash equivalents, beginning	463,598	494,183

Cash and cash equivalents, ending	$ 447,618	$ 412,367

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 26

	2002	2001
Cash flows from operating activities:

Net income (loss)	$(1,067,441)	$(1,207,228)
Adjustments
Amortization	8,452	8,969
Distributions from Operating Partnerships	8,679	6,472
Share of Loss from Operating Partnerships	812,324	953,910
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	12,185	(16,294)
(Decrease) Increase in accounts payable affiliates	218,790	218,789
Line of credit	-	-

Net cash (used in) provided by operating activities	(7,011)	(35,382)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(67,590)	(1,995)
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	(67,590)	(1,995)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 26

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(74,601)	(37,377)

Cash and cash equivalents, beginning	324,565	335,066

Cash and cash equivalents, ending	$ 249,964	$ 297,689

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 27

	2002	2001
Cash flows from operating activities:

Net income (loss)	$ (558,095)	$ (576,132)
Adjustments
Amortization	7,827	7,827
Distributions from Operating Partnerships	101	8,141
Share of Loss from Operating Partnerships	413,543	413,204
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	742	-
Decrease (Increase) in accounts receivable	(8)	617
(Decrease) Increase in accounts payable affiliates	157,603	157,602
Line of credit	-	-

Net cash (used in) provided by Operating activities	21,713	11,259

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(107,464)	(109,512)
Advances to Operating Partnerships	-
Investments	(17,846)	(70,066)

Net cash (used in) provided by investing activities	(125,310)	(179,578)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 27

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(103,597)	(168,319)

Cash and cash equivalents, beginning	430,440	647,352

Cash and cash equivalents, ending	$ 326,843	$ 479,033

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 28

	2002	2001
Cash flows from operating activities:

Net income (loss)	$ (938,644)	$ (898,208)
Adjustments
Amortization	1,649	1,650
Distributions from Operating Partnerships	27,787	11,394
Share of Loss from Operating Partnerships	768,340	738,486
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(1,435)	2,564
(Decrease) Increase in accounts payable affiliates	-	-
Line of credit	-	-

Net cash (used in) provided by operating activities	(142,303)	(144,114)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(596,003)
Advances to Operating Partnerships	-	-
Investments	(75,073)	474,951

Net cash (used in) provided by investing activities	(75,073)	(121,052)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 28

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(217,376)	(265,166)

Cash and cash equivalents, beginning	510,061	1,117,380

Cash and cash equivalents, ending	$ 292,685	$ 852,214

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 29

	2002	2001
Cash flows from operating activities:

Net income (loss)	$(1,117,887)	$(1,000,945)
Adjustments
Amortization	1,655	1,656
Distributions from Operating Partnerships	-	610
Share of Loss from Operating Partnerships	916,777	811,396
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	3,994	(19)
(Decrease) Increase in accounts payable affiliates	168,990	140,825
Line of credit	-	-

Net cash (used in) provided by operating activities	(26,471)	(46,477)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(283,919)
Advances to Operating Partnerships	-	-
Investments	(18,142)	(109,725)

Net cash (used in) provided by investing activities	(18,142)	(393,644)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 29

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(44,613)	(440,121)

Cash and cash equivalents, beginning	577,830	875,595

Cash and cash equivalents, ending	$ 533,217	$ 435,474

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 30

	2002	2001
Cash flows from operating activities:

Net income (loss)	$ (646,440)	$ (765,929)
Adjustments
Amortization	10,620	10,618
Distributions from Operating Partnerships	4,829	9,220
Share of Loss from Operating Partnerships	516,380	640,613
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(564)	(14)
(Decrease) Increase in accounts payable affiliates	-	-
Line of credit	-	-

Net cash (used in) provided by operating activities	(115,175)	(105,492)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(12)
Capital contributions paid to Operating Partnerships	-	(15,797)
Advances to Operating Partnerships	(48,233)	-
Investments	(12,538)	(83,794)

Net cash (used in) provided by investing activities	(60,771)	(99,603)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 30

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(175,946)	(205,095)

Cash and cash equivalents, beginning	256,324	735,208

Cash and cash equivalents, ending	$ 80,378	$ 530,113

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 31

	2002	2001
Cash flows from operating activities:

Net income (loss)	$(1,053,674)	$(1,252,421)
Adjustments
Amortization	-	-
Distributions from Operating Partnerships	6,060	9,587
Share of Loss from Operating Partnerships	839,918	1,082,473
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-
Decrease (Increase) in accounts receivable	(267,583)	(374,654)
(Decrease) Increase in accounts payable affiliates	-	-
Line of credit	-	-

Net cash (used in) provided by operating activities	(475,279)	(535,015)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(34,142)	(327,137)
Advances to Operating Partnerships	-	200,000
Investments	(24,103)	(21,402)

Net cash (used in) provided by investing activities	(58,245)	(148,539)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 31

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(533,524)	(683,554)

Cash and cash equivalents, beginning	680,648	1,118,740

Cash and cash equivalents, ending	$ 147,124	$ 435,186

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 32

	2002	2001
Cash flows from operating activities:

Net income (loss)	$ (906,819)	$ (635,818)
Adjustments
Amortization	15,099	18,263
Distributions from Operating Partnerships	8,500	500
Share of Loss from Operating Partnerships	721,091	439,073
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	68,159	14,315
(Decrease) Increase in accounts payable affiliates	(33,548)	166,065
Line of credit	-	-

Net cash (used in) provided by operating activities	(127,518)	2,398

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(10,108)
Capital contributions paid to Operating Partnerships	(157,830)	(377,925)
Advances to Operating Partnerships	57,092	56,900
Investments	-	-

Net cash (used in) provided by investing activities	(100,738)	(331,133)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 32

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(228,256)	(328,735)

Cash and cash equivalents, beginning	491,354	1,111,983

Cash and cash equivalents, ending	$ 263,098	$ 783,248

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 33

	2002	2001
Cash flows from operating activities:

Net income (loss)	$ (553,856)	$ (302,613)
Adjustments
Amortization	13,639	13,640
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	444,232	221,227
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	(2,536)
Decrease (Increase) in accounts receivable	17,682	44,474
(Decrease) Increase in accounts payable affiliates	86,982	86,886
Line of credit	-	-

Net cash (used in) provided by operating activities	8,679	61,078

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(13)
Capital contributions paid to Operating Partnerships	(549,081)	(981,361)
Advances to Operating Partnerships	-	-
Investments	-	541,910

Net cash (used in) provided by investing activities	(549,081)	(439,464)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 33

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(540,402)	(378,386)

Cash and cash equivalents, beginning	724,344	1,147,109

Cash and cash equivalents, ending	$ 183,942	$ 768,723

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 34

	2002	2001
Cash flows from operating activities:

Net income (loss)	$ (896,646)	$ (766,760)
Adjustments
Amortization	21,969	21,971
Distributions from Operating Partnerships	32	138
Share of Loss from Operating Partnerships	700,259	583,753
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	(47,256)
(Decrease) Increase in accounts payable affiliates	146,599	146,580
Line of credit	-	-

Net cash (used in) provided by operating activities	(27,787)	(61,574)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(46,334)	(25,476)
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	(46,334)	(25,476)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 34

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(74,121)	(87,050)

Cash and cash equivalents, beginning	382,970	349,527

Cash and cash equivalents, ending	$ 308,849	$ 262,477

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 35

	2002	2001
Cash flows from operating activities:

Net income (loss)	$ (733,893)	$ (936,467)
Adjustments
Amortization	64,618	64,629
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	595,403	777,908
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(112,956)	634,081
(Decrease) Increase in accounts payable affiliates	31,591	31,590
Line of credit	-	-

Net cash (used in) provided by operating activities	(155,237)	571,741

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(1,098,456)	(615,734)
Advances to Operating Partnerships	395,535	-
Investments	611,180	(179,913)

Net cash (used in) provided by investing activities	(91,741)	(795,647)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 35

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(246,978)	(223,906)

Cash and cash equivalents, beginning	708,626	681,948

Cash and cash equivalents, ending	$ 461,648	$ 458,042

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 36

	2002	2001
Cash flows from operating activities:

Net income (loss)	$ (478,860)	$ (524,098)
Adjustments
Amortization	44,231	44,231
Distributions from Operating Partnerships	3,881	1,645
Share of Loss from Operating Partnerships	338,917	389,552
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(6,669)	(4,410)
Decrease (Increase) in accounts receivable	-	(14,791)
(Decrease) Increase in accounts payable affiliates	80,293	80,376
Line of credit	-	-

Net cash (used in) provided by operating activities	(18,207)	(27,495)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(4,435)
Capital contributions paid to Operating Partnerships	-	(184,702)
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	(189,137)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 36

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,207)	(216,632)

Cash and cash equivalents, beginning	45,839	440,801

Cash and cash equivalents, ending	$ 27,632	$ 224,169

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 37

	2002	2001
Cash flows from operating activities:

Net income (loss)	$ (389,159)	$ (448,903)
Adjustments
Amortization	47,412	47,320
Distributions from Operating Partnerships	3,881	-
Share of Loss from Operating Partnerships	236,139	309,109
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(102,298)	(26,521)
Decrease (Increase) in accounts receivable	-	1,524,110
(Decrease) Increase in accounts payable affiliates	87,912	25,097
Line of credit	-	-

Net cash (used in) provided by operating activities	(116,113)	1,430,212

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(689)	(11,421)
Capital contributions paid to Operating Partnerships	(156,120)	(3,518,183)
Advances to Operating Partnerships	-	612,318
Investments	-	576,017

Net cash (used in) provided by investing activities	(156,809)	(2,341,269)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 37

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(272,922)	(911,057)

Cash and cash equivalents, beginning	559,002	1,357,135

Cash and cash equivalents, ending	$ 286,080	$ 446,078

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 38

	2002	2001
Cash flows from operating activities:

Net income (loss)	$ (396,546)	$ (184,912)
Adjustments
Amortization	49,456	1,505
Distributions from Operating Partnerships	2,218	4,474
Share of Loss from Operating Partnerships	268,283	118,625
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	(2,733)
Decrease (Increase) in accounts receivable	95,125	127,989
(Decrease) Increase in accounts payable affiliates	82,196	17,490
Line of credit	-	-

Net cash (used in) provided by operating activities	100,732	82,438

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(1,172)	19,779
Capital contributions paid to Operating Partnerships	(1,096,893)	(1,986,415)
Advances to Operating Partnerships	-	755,920
Investments	501,701	(1,119,139)

Net cash (used in) provided by investing activities	(596,364)	(2,329,855)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 38

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	(36)
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	(36)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(495,632)	(2,247,453)

Cash and cash equivalents, beginning	644,013	3,300,784

Cash and cash equivalents, ending	$ 148,381	$ 1,053,331

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ 116,325

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 39

	2002	2001
Cash flows from operating activities:

Net income (loss)	$ (527,827)	$ (229,801)
Adjustments
Amortization	45,161	1,272
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	397,992	228,500
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	(28,722)
Decrease (Increase) in accounts receivable	886,457	(234,165)
(Decrease) Increase in accounts payable affiliates	68,400	1,668
Line of credit	-	-

Net cash (used in) provided by operating activities	870,183	(261,248)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(1,332)	(50,204)
Capital contributions paid to Operating Partnerships	(1,610,565)	(3,302,189)
Advances to Operating Partnerships	543,567	(83,863)
Investments	26,858	(1,237,079)

Net cash (used in) provided by investing activities	(1,041,472)	(4,673,335)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 39

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	(12,474)
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	(12,474)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(171,289)	(4,947,057)

Cash and cash equivalents, beginning	532,334	5,907,337

Cash and cash equivalents, ending	$ 361,045	$ 960,280

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ 334,686

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 40

	2002	2001
Cash flows from operating activities:

Net income (xloss)	$ (517,087)	$ (87,366)
Adjustments
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	441,596	-
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	114,088	(87,037)
Decrease (Increase) in accounts receivable	(705,428)	1,604,857
(Decrease) Increase in accounts payable affiliates	86,681	29,599
Line of credit	-	(2,125,548)

Net cash (used in) provided by operating activities	(580,150)	(665,495)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(194,757)	(2,360,039)
Capital contributions paid to Operating Partnerships	(1,819,184)	(9,499,306)
Advances to Operating Partnerships	611,652	(1,989,650)
Investments	1,452,714	(2,942,801)

Net cash (used in) provided by investing activities	50,425	(16,791,796)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 40

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	2,804	(2,884,755)
Capital contributions received	-	22,890,800

Net cash (used in) provided by financing activities	2,804	20,006,045

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(526,921)	2,548,754

Cash and cash equivalents, beginning	795,646	553,358

Cash and cash equivalents, ending	$ 268,725	$ 3,102,112

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 718,562	$ 240,596

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 41

	2002	2001

Cash flows from operating activities:

Net income (loss)	$ (430,667)	$ (2,582)
Adjustments
Amortization	-	-
Distributions from Operating Partnerships	4,000	-
Share of Loss from Operating Partnerships	355,364	-
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	149,321	562,648
Decrease (Increase) in accounts receivable	(551,845)	(1,498,616)
(Decrease) Increase in accounts payable affiliates	59,712	28,275
Line of credit	(3,010,000)	2,686,342

Net cash (used in) provided by operating activities	(3,424,115)	1,776,067

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(515,398)	(510,252)
Capital contributions paid to Operating Partnerships	(5,591,639)	(3,592,658)
Advances to Operating Partnerships	967,304	-
Investments	824,427	-

Net cash (used in) provided by investing activities	(4,315,306)	(4,102,910)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 41

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	(5,424)	(627,875)
Capital contributions received	-	4,028,000

Net cash (used in) provided by financing activities	(5,424)	3,400,125

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,744,845)	1,073,282

Cash and cash equivalents, beginning	8,231,905	-

Cash and cash equivalents, ending	$ 487,060	$ 1,073,282

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 3,607,651	$ 9,569,307

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 42* 2002
Cash flows from operating activities:

Net income (loss)	$ (60,805)
Adjustments
Amortization	-
Distributions from Operating Partnerships	-
Share of Loss from Operating Partnerships	-
Changes in assets and liabilities
Decrease (Increase) in organization costs	-
(Decrease) Increase in accounts payable and accrued expenses	(504,787)
Decrease (Increase) in accounts receivable	2,737,599
(Decrease) Increase in accounts payable affiliates	51,778
Line of credit	(2,698,074)

Net cash (used in) provided by operating activities	(474,289)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(2,379,319)
Capital contributions paid to Operating Partnerships	(8,913,157)
Advances to Operating Partnerships	(4,900,406)
Investments	(3,001,107)

Net cash (used in) provided by investing activities	(19,193,989)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 42* 2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	(3,020,331)
Capital contributions received	22,864,860

Net cash (used in) provided by financing activities	19,844,529

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	176,251

Cash and cash equivalents, beginning	1,439,240

Cash and cash equivalents, ending	$ 1,615,491

Supplemental schedule of non-cash investing and financing activities the fund has increased its inves0tments for unpaid capital contributions due to the Operating Partnerships	$ 9,188,025

*Series 42 did not commence operations until after September 30, 2001, therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 43 2002
Cash flows from operating activities:

Net income (loss)	$ (3,138)
Adjustments
Amortization	-
Distributions from Operating Partnerships	-
Share of Loss from Operating Partnerships	-
Changes in assets and liabilities
Decrease (Increase) in organization costs	-
(Decrease) Increase in accounts payable and accrued expenses	943,270
Decrease (Increase) in accounts receivable	(1,524,876)
(Decrease) Increase in accounts payable affiliates	140,419
Line of credit	4,066,629

Net cash (used in) provided by operating activities	3,622,304

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(513,971)
Capital contributions paid to Operating Partnerships	(2,146,425)
Advances to Operating Partnerships	(3,520,987)
Investments	-

Net cash (used in) provided by investing activities	(6,181,383)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 43* 2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	(587,703)
Capital contributions received	4,056,000

Net cash (used in) provided by financing activities	3,468,297

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	909,218

Cash and cash equivalents, beginning	-

Cash and cash equivalents, ending	$ 909,218

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 7,407,904

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2002
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

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2002
(Unaudited)

NOTE A - ORGANIZATION (continued)
Series	Closing Date	BACs Sold	Equity Raised
Series 29	June 10, 1997	3,991,800	$39,918,000
Series 30	September 10, 1997	2,651,000	$26,490,750
Series 31	January 18, 1998	4,417,857	$44,057,750
Series 32	June 23, 1998	4,754,198	$47,431,000
Series 33	September 21, 1998	2,636,533	$26,362,000
Series 34	February 11, 1999	3,529,319	$35,273,000
Series 35	June 28, 1999	3,300,463	$33,004,630
Series 36	September 28, 1999	2,106,837	$21,068,375
Series 37	January 28, 2000	2,512,500	$25,125,000
Series 38	July 31, 2000	2,543,100	$25,431,000
Series 39	January 31, 2001	2,292,152	$22,921,000
Series 40	July 31, 2001	2,630,256	$26,629,250
Series 41	January 31, 2002	2,891,626	$28,916,260
Series 42	July 31, 2002	2,744,262	$27,442,620
Series 43	Offering	405,600	$4,056,000

The Fund commenced offering BACs in Series 43 on August 1, 2002 and was continuing to offer BACs in Series 43 as of the date of this filing.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of September 30, 2002 and for the three and six months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
September 30, 2002
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES (continued)

These securities are carried at approximate fair market value. All of the investments held by the Fund are tax-exempt municipal bonds and Certificates of Deposit.

The amortized cost of securities available for sale as of September 30, 2002 by contractual maturity are as follows:

Amortized Cost

Due in one year or less	$5,415,198
Due after one year	1,810,465
Total	$7,225,663

The fair market value of the securities is $7,248,820. The difference being an unrealized gain on securities available for sale of $23,157, as of September 30, 2001.

Amortization

The Fund began amortizing unallocated and deferred acquisition costs over 330 months as of June 1999. Each Series begins amortizing costs once they have completed investing in operating partnerships. Accumulated amortization of acquisition costs by Series as of September 30, 2002 and 2001 is as follows:
	2002	2001
Series 20	$ 12,503	$ 8,931
Series 21	6,839	4,885
Series 22	21,489	15,350
Series 23	27,631	18,500
Series 24	35,716	25,511
Series 25	35,869	25,620
Series 26	61,403	43,982
Series 27	52,314	37,367
Series 28	11,551	8,251
Series 29	11,452	8,133
Series 30	74,204	52,966
Series 32	105,108	74,811
Series 33	94,526	67,284
Series 34	149,962	106,603
Series 35	426,314	303,446
Series 36	288,279	203,921
Series 37	221,682	131,715
Series 38	95,879	-
Series 39	65,823	-
	$1,798,580	$1,137,276

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2002
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Services, Inc., and Boston Capital Asset Management L.P. as follows:

For the quarter ended September 30, 2002, Boston Capital Services, Inc. received $157,094 and $75,235, for Series 42 and Series 43, respectively, as Dealer-Manager fees for marketing advice and investment banking services performed at the time of the Fund's offering of BACs. Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40 and Series 41 completed payment of all Dealer-Manager fees prior to the quarter ended September 30, 2002.

Boston Capital Holdings L.P. is entitled to asset acquisition fees for selecting, evaluating, structuring, negotiating, and closing the Fund's acquisition of interest in the Operating Partnerships. During the quarter ended September 30, 2002, Series 42 and Series 43 paid $700,611 and $344,760, respectively for acquisition fees to Boston Capital Holdings Limited Partnership. Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40 and Series 41 completed payment of all acquisition fees prior to the quarter ended September 30, 2002.

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued or paid to Boston Capital Asset Management L.P.

The fund management fees accrued for the quarters ended September 30, 2002 and 2001 are as follows:
	2002	2001
Series 20	94,809	$94,812
Series 21	56,460	56,460
Series 22	63,648	63,648
Series 23	60,065	60,066
Series 24	58,337	58,338
Series 25	68,168	68,170
Series 26	109,395	109,395
Series 27	78,801	78,801
Series 29	84,495	84,495
Series 32	83,226	83,187
Series 33	43,491	43,443
Series 34	73,301	73,290
Series 35	15,795	15,794
Series 36	40,148	40,188
Series 37	43,956	-

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2002
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)
Series 38	41,662	8,745
Series 39	34,200	834
Series 40	43,936	27,203
Series 41	47,076	-
Series 42	29,975	-
	$1,170,944	$966,869

The fund management fees paid for the quarters ended September 30, 2002 and 2001 are as follows:
	2002	2001
Series 32	200,000	-
Series 33	50,000	-
Series 28	83,529	83,529
Series 29	-	28,165
Series 30	55,197	55,179
Series 31	99,360	99,360
Series 35	41,256	41,256
Series 37	-	31,407
Series 38	-	31,788
Series 39	-	28,650
Series 40	-	10,946
	$ 529,342	$ 410,280

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2002 and 2001 the Fund has limited partnership interests in 445 and 397 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at September 30, 2002 and 2001 is as follows:
	2002	2001
Series 20	24	24
Series 21	14	14
Series 22	29	29
Series 23	22	22
Series 24	24	24
Series 25	22	22
Series 26	45	45
Series 27	16	16
Series 28	26	26

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)
	2002	2001
Series 29	22	22
Series 30	20	20
Series 31	27	27
Series 32	17	16
Series 33	10	10
Series 34	14	14
Series 35	11	11
Series 36	11	11
Series 37	7	7
Series 38	10	10
Series 39	9	9
Series 40	16	12
Series 41	20	6
Series 42	17	-
Series 43	12	-
	445	397

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at September 30, 2002 and 2001 are as follows:
	2002	2001
Series 20	$ 388,026	$ 388,026
Series 21	457,642	689,358
Series 22	480,996	487,655
Series 23	117,796	458,632
Series 24	1,214,204	1,214,204
Series 25	2,049,336	2,073,892
Series 26	2,129,843	2,197,431
Series 27	48,925	203,270
Series 28	148,783	148,783
Series 29	304,770	304,770
Series 30	480,218	881,506
Series 31	995,877	1,030,019
Series 32	916,418	1,050,342
Series 33	202,285	751,366
Series 34	760,670	1,016,412
Series 35	647,740	1,784,146
Series 36	680,429	1,329,341
Series 37	1,944,309	2,320,748
Series 38	135,173	2,552,174
Series 39	454,121	4,838,964
Series 40	2,345,510	5,088,636
Series 41	7,686,740	9,569,307
Series 42	9,784,183	-
Series 43	7,407,904	-
	$41,781,898	$40,378,984

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2002
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six Months Ended June 30, 2002.

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 20

	2002	2001

Revenues
Rental	$ 4,578,907	$ 4,588,131
Interest and other	291,593	241,094
	4,870,500	4,829,225

Expenses
Interest	1,600,882	1,563,779
Depreciation and amortization	1,457,852	1,485,021
Operating expenses	2,824,571	2,714,247
	5,883,305	5,763,047

NET LOSS	$(1,012,805)	$ (933,822)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (958,862)	$ (886,927)

Net loss allocated to other partners	$ (10,128)	$ (9,338)

Net loss suspended	$ (43,815)	$ (37,557)

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
September 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 21

	2002	2001

Revenues
Rental	$ 1,807,442	$ 2,512,551
Interest and other	46,166	59,334
	1,853,608	2,571,885

Expenses
Interest	772,090	973,662
Depreciation and amortization	446,413	557,402
Operating expenses	1,012,888	1,586,577
	2,231,391	3,117,641

NET LOSS	$ (377,783)	$ (545,756)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (316,015)	$ (540,298)

Net loss allocated to other Partners	$ (3,778)	$ (5,458)

Net loss suspended	$ (57,990)	$ -

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
September 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 22
	2002	2001

Revenues
Rental	$ 2,647,827	$ 2,474,963
Interest and other	164,747	131,574
	2,812,574	2,606,537

Expenses
Interest	687,246	676,003
Depreciation and amortization	872,468	962,424
Operating expenses	1,861,108	1,603,145
	3,420,822	3,241,572

NET LOSS	$ (608,248)	$ (635,035)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (580,491)	$ (628,685)

Net loss allocated to other Partners	$ (6,082)	$ (6,350)

Net loss suspended	$ (21,675)	$ -

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
September 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 23

	2002	2001

Revenues
Rental	$ 2,933,123	$ 2,880,147
Interest and other	149,338	122,828
	3,082,461	3,002,975

Expenses
Interest	917,485	879,931
Depreciation and amortization	893,857	957,898
Operating expenses	1,845,184	1,673,336
	3,656,526	3,511,165

NET LOSS	$ (574,065)	$ (508,190)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (568,325)	$ (503,108)

Net loss allocated to other Partners	$ (5,740)	$ (5,082)

Net loss suspended	$ -	$ -

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
September 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 24
	2002	2001

Revenues
Rental	$ 2,454,458	$ 2,443,550
Interest and other	54,393	75,403
	2,508,851	2,518,953

Expenses
Interest	737,965	811,025
Depreciation and amortization	826,675	878,787
Operating expenses	1,486,754	1,457,104
	3,051,394	3,146,916

NET LOSS	$ (542,543)	$ (627,963)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (497,671)	$ (621,683)

Net loss allocated to other Partners	$ (5,424)	$ (6,280)

Net loss suspended	$ (39,448)	$ -

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
September 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 25
	2002	2001

Revenues
Rental	$ 3,788,888	$ 3,689,276
Interest and other	75,705	78,286
	3,864,593	3,767,562

Expenses
Interest	1,123,563	1,181,322
Depreciation and amortization	969,573	1,063,451
Operating expenses	2,346,719	2,267,904
	4,439,855	4,512,677

NET LOSS	$ (575,262)	$ (745,115)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (569,509)	$ (564,806)

Net loss allocated to other Partners	$ (5,753)	$ (7,451)

Net loss suspended	$ -	$ (172,858)

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
September 30, 20020
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 26
	2002	2001

Revenues
Rental	$ 4,426,382	$ 4,373,330
Interest and other	139,220	263,443
	4,565,602	4,636,773

Expenses
Interest	1,299,287	1,460,427
Depreciation and amortization	1,438,901	1,444,569
Operating expenses	2,697,575	2,757,819
	5,435,763	5,662,815

NET LOSS0	$ (870,161)	$(1,026,042)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (812,324)	$ (953,910)

Net loss allocated to other Partners	$ (8,702)	$ (10,260)

Net loss suspended	$ (49,135)	$ (61,872)

The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnerships results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses a0re suspended for use in future years to offset excess income.

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 27
	2002	2001

Revenues
Rental	$ 3,231,882	$ 3,313,264
Interest and other	51,087	66,703
	3,282,969	3,379,967

Expenses
Interest	1,425,158	1,476,698
Depreciation and amortization	878,051	766,630
Operating expenses	1,490,877	1,582,432
	3,794,086	3,825,760

NET LOSS	$ (511,117)	$ (445,793)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (413,543)	$ (413,204)

Net loss allocated to other Partners	$ (5,111)	$ (4,458)

Net loss suspended	$ (92,463)	$ (28,131)

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
September 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 28
	2002	2001

Revenues
Rental	$ 2,926,640	$ 2,820,569
Interest and other	61,958	78,999
	2,988,598	2,899,568

Expenses
Interest	897,274	841,149
Depreciation and amortization	1,161,147	1,026,787
Operating expenses	1,706,278	1,777,578
	3,764,699	3,645,514

NET LOSS	$ (776,101)	$ (745,946)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (768,340)	$ (738,486)

Net loss allocated to other Partners	$ (7,761)	$ (7,460)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 29
	2002	2001

Revenues
Rental	$ 3,336,807	$ 3,243,058
Interest and other	118,473	141,204
	3,455,280	3,384,262

Expenses
Interest	1,040,060	1,005,722
Depreciation and amortization	1,275,999	1,231,414
Operating expenses	2,065,258	1,966,719
	4,381,317	4,203,855

NET LOSS	$ (926,037)	$ (819,593)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (916,777)	$ (811,396)

Net loss allocated to other Partners	$ (9,260)	$ (8,197)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 30
	2002	2001

Revenues
Rental	$ 2,428,664	$ 2,318,464
Interest and other	112,502	89,191
	2,541,166	2,407,655

Expenses
Interest	669,996	685,026
Depreciation and amortization	757,899	779,600
Operating expenses	1,634,866	1,590,112
	3,062,761	3,054,738

NET LOSS	$ (521,595)	$ (647,083)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (516,380)	$ (640,613)

Net loss allocated to other Partners	$ (5,215)	$ (6,470)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 31
	2002	2001

Revenues
Rental	$ 4,802,556	$ 4,630,319
Interest and other	206,134	250,481
	5,008,690	4,880,800

Expenses
Interest	1,137,055	1,286,712
Depreciation and amortization	1,756,960	1,836,047
Operating expenses	2,963,077	2,851,448
	5,857,092	5,974,207

NET LOSS	$ (848,402)	$(1,093,407)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (839,918)	$(1,082,473)

Net loss allocated to other Partners	$ (8,484)	$ (10,934)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 32
	2002	2001

Revenues
Rental	$ 2,751,600	$ 2,600,176
Interest and other	146,174	182,189
	2,897,774	2,782,365

Expenses
Interest	680,195	757,876
Depreciation and amortization	1,253,235	923,151
Operating expenses	1,748,402	1,587,223
	3,681,832	3,268,250

NET LOSS	$ (784,058)	$ (485,885)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (721,091)	$ (439,073)

Net loss allocated to other Partners	$ (7,841)	$ (4,859)

Net loss suspended	$ (55,126)	$ (41,953)

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
September 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 33
	2002	2001

Revenues
Rental	$ 1,532,880	$ 1,496,811
Interest and other	78,855	90,006
	1,611,735	1,586,817

Expenses
Interest	575,113	511,982
Depreciation and amortization	590,371	417,811
Operating expenses	894,971	880,486
	2,060,455	1,810,279

NET LOSS	$ (448,720)	$ (223,462)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (444,232)	$ (221,227)

Net loss allocated to other Partners	$ (4,488)	$ (2,235)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 34
	2002	2001

Revenues
Rental	$ 2,716,781	$ 2,731,042
Interest and other	165,002	181,250
	2,881,783	2,912,292

Expenses
Interest	861,328	999,496
Depreciation and amortization	1,133,884	1,080,809
Operating expenses	1,593,904	1,421,637
	3,589,116	3,501,942

NET LOSS	$ (707,333)	$ (589,650)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (700,259)	$ (583,753)

Net loss allocated to other Partners	$ (7,074)	$ (5,897)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,

Series 35
	2002	2001

Revenues
Rental	$ 1,918,393	$ 1,551,721
Interest and other	71,443	70,358
	1,989,836	1,622,079

Expenses
Interest	560,045	736,315
Depreciation and amortization	773,928	659,525
Operating expenses	1,257,280	1,012,005
	2,591,253	2,407,845

NET LOSS	$ (601,417)	$ (785,766)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (595,403)	$ (777,908)

Net loss allocated to other Partners	$ (6,014)	$ (7,858)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 36
	2002	2001

Revenues
Rental	$ 1,469,404	$ 1,319,699
Interest and other	47,349	76,458
	1,516,753	1,396,157

Expenses
Interest	520,923	533,840
Depreciation and amortization	546,299	543,241
Operating expenses	791,871	712,563
	1,859,093	1,789,644

NET LOSS	$ (342,340)	$ (393,487)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (338,917)	$ (389,552)

Net loss allocated to other Partners	$ (3,423)	$ (3,935)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 37
	2002	2001

Revenues
Rental	$ 2,324,002	$ 1,073,512
Interest and other	54,879	46,055
	2,378,881	1,119,567

Expenses
Interest	644,079	269,788
Depreciation and amortization	653,163	445,436
Operating expenses	1,320,163	716,574
	2,617,405	1,431,798

NET LOSS	$ (238,524)	$ (312,231)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (236,139)	$ (309,109)

Net loss allocated to other Partners	$ (2,385)	$ (3,122)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 38
	2002	2001

Revenues
Rental	$ 1,329,091	$ 229,057
Interest and other	21,469	1,450
	1,350,560	230,507

Expenses
Interest	411,716	63,696
Depreciation and amortization	450,500	86,999
Operating expenses	759,336	136,813
	1,621,552	287,508

NET LOSS	$ (270,992)	$ (57,001)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (268,283)	$ (56,431)

Net loss allocated to other Partners	$ (2,709)	$ (570)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 39
	2002	2001

Revenues
Rental	$ 726,591	$ 96,454
Interest and other	35,390	298
	761,981	96,752

Expenses
Interest	211,542	130,154
Depreciation and amortization	426,088	115,200
Operating expenses	526,363	82,207
	1,163,993	327,561

NET LOSS	$ (402,012)	$ (230,809)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (397,992)	$ (228,500)

Net loss allocated to other Partners	$ (4,020)	$ (2,309)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 40* 2002

Revenues
Rental	$ 974,370
Interest and other	49,256
1,023,626

Expenses
Interest	380,954
Depreciation and amortization	469,997
Operating expenses	618,732
1,469,683

NET LOSS	$ (446,057)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (441,596)

Net loss allocated to other Partners	$ (4,461)

*The Operating Partnerships in Series 40 did not commence operations until after March 31, 2001 therefore, they do not have comparative information to report.

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2002

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 41* 2002

Revenues
Rental	$ 479,036
Interest and other	25,493
504,529

Expenses
Interest	227,055
Depreciation and amortization	313,893
Operating expenses	322,535
863,483

NET LOSS	$ (358,954)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (355,364)

Net loss allocated to other Partners	$ (3,590)

*The Operating Partnerships in Series 41 did not commence operations until after June 30, 2001, therefore, they do not have comparative information to report.

**The Operating Partnerships in Series 42 did not commence operations until after June 30, 2002, therefore, they do not have current or comparative information to report.

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2002
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS-CONTINUED

When comparing the results of operations from the Operating Partnerships for the Six Months Ended June 30, 2002 and 2001 numerous variances, some material in nature, exist. The variances, in most cases, are the result of a number of factors including an increase in the number of Operating Partnerships owned, an increase in the number which have completed construction, and an increase in the number which have completed the lease-up phase.

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

Boston Capital Tax Credit Fund IV LP and other Funds sponsored and offered by Boston Capital Services, Inc. have entered into a line of credit financing agreement with Fleet National Bank whereby they can collectively borrow up to $40 million for up to 180 days to meet short-term cash needs required for the investment in certain Operating Partnerships. Under the terms of the agreement, the Fund pledges their interest in a particular Operating Partnership in order to draw funds from the line. The repayment of any draws is anticipated to be made once the Fund has received sufficient Investor proceeds. Repayments on the line are tied to specific Operating Partnerships, which are then released as collateral by the bank. As of September 30, 2002 Boston Capital Tax Credit Fund IV LP had $4,066,629 outstanding on the line of credit.

The Fund is currently accruing the fund management fee for Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 29, Series 32, Series 33, Series 34, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41 and Series 42. The fund is also accruing a portion of the fund management fee for Series 35. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Fund receives sales or refinancing proceeds from the Operating Partnerships, which will be used to satisfy such liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund. The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations.

Capital Resources

The Fund offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620 and $4,056,000 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,257, 2,891,626, 2,744,262 and 405,600 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42 and Series 43, respectively, as of September 30, 2002.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $28,614,472.

During the quarter ended September 30, 2002, Series 20 did not record any releases of capital contributions. Series 20 has outstanding contributions payable in the amount of $388,026 as of September 30, 2002. Of the amount outstanding, $252,771 has been advanced to the Operating Partnerships. The advances will be converted to capital and the remaining contributions of $132,255 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 21

The Fund commenced offering BACs in Series 21 on July 1, 1994. Offers and sales of BACs in Series 21 were completed on December 31, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,730.

During the quarter ended September 30, 2002, Series 21 recorded capital contribution releases of $76,740. Series 21 has outstanding contributions payable in the amount of $457,642 as of September 30, 2002 all of which has been loaned to the Operating Partnerships. The loans will be converted to capital proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 22

The Fund commenced offering BACs in Series 22 on October 10, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748.

During the quarter ended September 30, 2002, Series 22 did not record any releases of capital contributions. Series 22 has outstanding contributions payable in the amount of $480,996 as of September 30, 2002. Of the amount outstanding, $450,981 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $30,015 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on September 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278.

During the quarter ended September 30, 2002, Series 23 did not record any releases of capital contributions. Series 23 has outstanding contributions payable of $117,797 as of September 30, 2002, all of which has previously been advanced or loaned to the Operating Partnerships. The advances and loans will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,980,237.

During the quarter ended September 30, 2002, Series 24 did not record any releases of capital contributions. Series 24 has outstanding contributions payable in the amount of $1,214,204 as of September 30, 2002. Of the amount outstanding, $1,097,042 has been advanced or loaned to the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $117,162 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 25

The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,472,722.

During the quarter ended September 30, 2002, Series 25 did not record any releases of capital contributions. Series 25 has outstanding contributions payable in the amount of $2,049,336 as of September 30, 2002. Of the amount outstanding, $1,671,966 has been advanced or loaned to some of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $377,370, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 25, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,390,862.

During the quarter ended September 30, 2002, Series 26 recorded capital contribution releases of $15,030. Series 26 has outstanding contributions payable in the amount of $2,129,843 as of September 30, 2002. Of the amount outstanding, $2,054,522 has been advanced or loaned to some of the Operating Partnerships. In addition, $30,031 has been funded into escrow accounts on behalf of other Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $75,321, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their Partnership agreements.

Series 27

The Fund commenced offering BACs in Series 27 on June 24, 1996. Offers and sales of BACs in Series 27 were completed on September 17, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,901,046.

During the quarter ended September 30, 2002, Series 27 recorded capital contribution releases of $15,742. Series 27 has outstanding contributions payable in the amount of $48,925 as of September 30, 2002. Of the amount outstanding, $6,500 has been advanced to the Operating Partnerships. The advances will be converted to capital and the remaining contributions of $42,425 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 28

The Fund commenced offering BACs in Series 28 on September 30,1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,261,233.

During the quarter ended September 30, 2002, Series 28 did not record any releases of capital contributions. Series 28 has outstanding contributions payable in the amount of $148,783 as of September 30, 2002. The remaining contributions will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877.

During the quarter ended September 30, 2002, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable in the amount of $304,770 as of September 30, 2002. Of the amount outstanding, $20,935 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $283,835 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 30

The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,492,770.

During the quarter ended September 30, 2002, Series 30 recorded capital contribution releases of 48,233 . Series 30 has outstanding contributions payable in the amount of $480,218 as of September 30, 2002. Of the amount outstanding, $339,908 has been advanced or loaned to the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $140,310 will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100.

During the quarter ended September 30, 2002, Series 31 recorded capital contribution releases of $9,142. Series 31 has outstanding contributions payable in the amount of $995,877 as of September 30, 2002. Of the amount outstanding, $615,674 has been loaned to some of the Operating Partnerships. In addition, $25,000 has been funded into an escrow account on behalf of one of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $380,203, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

During the quarter ended September 30, 2002, Series 32 recorded capital contribution releases of $157,830. Series 32 has outstanding contributions payable in the amount of $$916,418 as of September 30, 2002. Of the amount outstanding, $479,319 has been loaned or advanced to the Operating Partnerships. In addition, $125,000 has been funded into escrow accounts on behalf of other Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $437,099 will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,614,594.

During the quarter ended September 30, 2002, Series 33 did not record any releases of capital contributions. Series 33 has outstanding contributions payable in the amount of $202,285 as of September 30, 2002. Of the amount outstanding, $74,635 has been loaned to the Operating Partnerships. In addition, $125,000 has been funded into an escrow account on behalf of other Operating Partnerships. The loans will be converted to capital and the remaining contributions of $127,650, will be released from the escrow account and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 34

The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $25,754,977.

During the quarter ended September 30, 2002, Series 34 recorded capital contribution releases of $31,848. Series 34 has outstanding contributions payable to the Operating Partnerships in the amount of $760,670 as of September 30, 2002. Of the amount outstanding, $654,702 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $105,968, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 25, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,147,034.

During the quarter ended September 30, 2002, Series 35 recorded capital contribution releases of $567,566. Series 35 has outstanding contributions payable in the amount of $647,740 as of September 30, 2002. Of the amount outstanding, $422,172 has been loaned to some of the Operating Partnerships. In addition, $10,855 has been funded into escrow accounts on behalf of other Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $225,568, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,273,148.

During the quarter ended September 30, 2002, Series did not record any releases of capital contributions. Series 36 has outstanding contributions payable in the amount of $680,429 as of September 30, 2002. Of the amount outstanding, $657,999 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $22,430, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,719,332.

During the quarter ended September 30, 2002, Series 37 recorded capital contribution releases of $156,120. Series 37 has outstanding contributions payable in the amount of $1,944,309 as of September 30, 2002. Of the amount outstanding, $1,733,152 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $211,157, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

During the quarter ended September 30, 2002, Series 38 recorded capital contribution releases of $1,087,687. Series 38 has outstanding contributions payable in the amount of $135,137 as of September 30, 2002. The remaining contributions will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492 as of September 30, 2002. In addition the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended September 30, 2002, Series 39 recorded capital contribution releases of $512,028. Series 39 has outstanding contributions ayable in the amount of $454,121 as of September 30, 2002. The remaining contributions will be released from available net offering proceeds and collections of notes receivable when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,043,290 as of September 30, 2002. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended September 30, 2002, Series 40 recorded capital contribution releases of $1,056,607. Series 40 has outstanding contributions payable in the amount of $2,345,510 as of September 30, 2002. Of the amount outstanding, $1,466,182 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $879,328 will be released from available net offering proceeds and collections of notes receivable, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 41

The Fund commenced offering BACs in Series 41 on August 1, 2001. Offers and sales of BACs in Series 41 were completed on January 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $20,235,275. In addition, the Fund committed and used $195,249 of Series 41 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended September 30, 2002, Series 41 recorded capital contribution releases of $2,609,918. Series 41 has outstanding contributions payable in the amount of $7,686,740 as of September 30, 2002. Of the amount outstanding, $3,102,408 has been loaned to some of the Operating Partnerships. In addition, $470,389 has been funded into escrow accounts on behalf of other Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $4,584,332, will be released from the escrow accounts, collections of notes receivable and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 17 Operating Partnerships in the amount of $22,183,531.

During the quarter ended September 30, 2002, Series 42 recorded capital contribution releases of $3,988,670. Series 42 has outstanding contributions payable in the amount of $9,784,183 as of September 30, 2002. Of the amount outstanding, $4,114,472 has been loaned or advanced to some of the Operating Partnerships. The remaining contributions will be released from the escrow account, available net offering proceeds and collection of notes and accounts receivable, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 43

The Fund commenced offering BACs in Series 43 on August 1, 2002 and is continuing to offer BACs in Series 43 as of the date of this filing. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 12 Operating Partnerships in the amount of $9,251,362. . In addition, the Fund committed and used $302,967 of Series 43 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the current quarter $4,066,629 of funds were drawn from the line of credit facility to cover payments of installments and loans to the Operating Partnerships. The line of credit will be repaid from the collection of additional net offering proceeds for Series 43 in the next two quarters.

During the quarter ended September 30, 2002, Series 43 recorded capital contribution releases of $2,146,425. Series 43 has outstanding contributions payable in the amount of $7,407,904 as of September 30, 2002. Of the amount outstanding, $3,677,566 has been loaned or advanced to some of the Operating Partnerships. In addition $47,137 has been funded into an escrow account on behalf of one of the Operating Partnerships. The remaining contributions will be released from the escrow account, available net offering proceeds and additional collections of net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Line of Credit

Boston Capital Tax Credit Fund IV LP and other Funds sponsored and offered by Boston Capital Services, Inc. have entered into a line of credit financing agreement with Fleet National Bank whereby they can collectively borrow up to $40 million for up to 90 days to meet short-term cash needs required for the investment in certain Operating Partnerships. Under the terms of the agreement, the Fund pledges their interest in a particular Operating Partnership in order to draw funds from the line. The repayment of any draws is anticipated to be made once the Fund has received sufficient Investor proceeds. Repayments on the line are tied to specific Operating Partnerships, which are then released as collateral by the bank. As of September 30, 2002 Boston Capital Tax Credit Fund IV LP had $4,086,629 outstanding on the line of credit.

Results of Operations

As of September 30, 2002 and 2001 the Fund held limited partnership interests in 445 and 397 Operating Partnerships, respectively. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Fund's results of operations for future periods will vary significantly from those for the period ended September 30, 2002 as Series 41, Series 42 and Series 43 continue to use the funds raised to invest in partnership interests of additional Operating Partnerships, and the Fund continues to offer BACs in Series 43.

The variance in net loss per BAC for Series 32, through Series 41 of the Fund for the current six-month period to the prior six-month period is a mainly a result of a decrease in interest income and a variance in the losses from Operating Partnerships reported by each series. Interest income reported is expected to decrease for each series from year to year as limited partner contributions raised in the first year are expended on payments to Operating Partnerships in subsequent years. Losses reported from Operating Partnerships are expected to fluctuate until the series has fully invested in its Operating Partnerships and they achieve stabilized operations.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred for the quarter ended September 30, 2002 for Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40,Series 41 and Series 42 were $88,908,$52,130, $60,148, $60,066, $58,338, $66,569, $99,721, $68,801, $79,174, $84,495, $50,179, $99,360, $84,426, $43,491, $72,099, $53,851, $40,146, $43,956, $41,162, $34,200, $36,886, $47,076 and $29,975 respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

Series 20

As of September 30, 2002 and 2001 the average Qualified Occupancy for the series was 100%. The series had a total of 24 properties at September 30, 2002, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 20 reflects a net loss from Operating Partnerships of $1,012,805. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $445,047. This is an interim period estimate; it is not indicative of the final year end results.

Breeze Cove Limited Partnership (Breeze Cove Apartments) operates significantly below breakeven due to high debt, high operating expenses, low occupancy, and poor tenant rental collections. The management company has substantially improved operating performance during the third quarter. Although physical occupancy has increased to 94% and economic occupancy has increased to 87%, the Investment Limited Partner has advanced $205,639 year to date to fund the negative cash flow. The Investment General Partner and the Operating General Partner, an affiliate of the Investment Limited Partner, successfully negotiated a debt restructure with US Bank which is expected to close in the fourth quarter of 2002. The agreement calls for a pay down of the mortgage balance from $2,650,000 to $1,850,000; the establishment of a $100,000 operating reserve; a recasting of the debt over a thirty year payment schedule with a maturity of January 2, 2010; and a reduction of the interest rate from a fixed 9% to a floating rate of prime plus 2.5% through December 8, 2003, then prime plus 3%. The source of funds for the operating escrow and the debt pay down was the sale of 99% of the remaining credits generated by Breeze Cove to a new Investment Limited Partner. The only alternative to the debt restructure would have been bankruptcy and a costly chapter 11 filing. The outcome to such a filing is certain to be negative and would include a recapture of credits previously taken by the Series 20 investors. The Investment General Partner believes it is in the best interest of the Series 20 investors to avoid recapture by selling the remaining credits and using the proceeds to complete the debt restructure. The mortgage, property taxes, insurance, and accounts payable are current as of September 30, 2002.

Effective November 28, 2000, East Douglas Apartments Limited Partnership (East Douglas Apartments) retained Van Rooy Properties for property management. Several occupancy and financial issues have been addressed since the management agent change. The average occupancy through September 2002 was 95%. In the fourth quarter of 2001 the Operating Partnership petitioned HUD and IHDA to increase rents, which had fallen below market level due to failures on the part of the previous property management company to secure annual rent increases. IHDA denied the request to increase rents and the Partnership is currently working on an appeal. East Douglas Apartments recently passed a compliance inspection by IHDA and there was some indication that IHDA may be more receptive to increasing rents in the near future. The Operating General Partner is currently negotiating a transfer of General Partner interest to the current management company. The management company will not accept the General Partner interest until there is a resolution to the rent increase appeal and the property can sustain breakeven operations. The mortgage, property taxes, insurance, and accounts payable are current as of September 30, 2002.

Series 21

As of the September 30, 2002 and 2001 the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at September 30, 2002, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 21 reflects a net loss from Operating Partnerships of $377,783. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $68,630. This is an interim period estimate; it is not indicative of the final year end results.

Series 21 reported a decrease in net loss per BAC in the current three and six-month periods from the prior three and six-month periods. The decrease is mainly a result of a decrease in the net losses from the Operating Partnerships. Due to issues related to Atlantic City Housing, the Series did not include its operations in the current three and six-month periods. Limitations of the equity method of accounting would have suspended the losses associated with the Operating Partnership.

Atlantic City Housing Urban Renewal Associates L.P. (Atlantic City Apartments) continued to operate below breakeven for the third quarter of 2002. The Operating Partnership filed for protection under Chapter 11 of the Bankruptcy Code in June of 2001. The Operating General Partner is currently working to develop a restructuring plan that is acceptable to the court and major creditors. It is expected that the Reorganization Plan will be submitted to the bankruptcy Court in the fourth quarter of 2002, with a ruling on the Plan in the first quarter of 2003. The bankruptcy court has authorized a cash collateral account to ensure the payment of the property operating expenses. Occupancy for the third quarter of 2002 decreased to 80%. The City of Atlantic City has not approved nor will approve any further rental of the vacant units until safety code violations are addressed. The Operating General Partner is diligently working toward resolving these, but has limited capital with which to complete the required repairs. It is expected that a local non-profit organization will assume the role of co-General Partner with either an affiliate of the Investment Limited Partner or a new third party developer. The Fund would remain as the Investment Limited Partner. One component of the Reorganization Plan is expected to be the sale of some of the remaining credit as a source of funds to pay down outstanding debt. An appraisal was received which indicated an appraised value as of September 2002 of $650,000.

Centrum Fairfax LP (Forest Glen at Sully Station) experienced low occupancy in 2001, which resulted in negative cash flow. The average occupancy was 78% for 2001, however, by the end of the third quarter of 2002 physical occupancy increased to 81%. The management company forecasted 90% physical occupancy for December of 2002. However, this projection will not be realized because of the high residential turn over during the third quarter of 2002. The high turnover and low occupancy is attributable to personnel issues resulting in a lack of sales and leasing focus. The property has addressed these issues through several personnel changes, increased advertising and promotions, monthly appreciation events, and family and resident referral programs. The property is in excellent physical condition and the signage and banners have been improved. The property must operate at 90% physical occupancy in order to sustain breakeven operations. The Operating General Partners have been funding operating deficits in accordance with the Partnership Agreement. The mortgage, taxes, insurance and payables are current.

Pumphouse Crossing II, LP (Pumphouse Crossing II Apartments) is a 48 unit property located in Chippewa, Wisconsin. The property operated with an average occupancy of 81% for the year 2001. Through the third quarter of 2002, occupancy averaged 79%. As a result of the high vacancy rate, the Investment General Partner does not anticipate that the property will achieve breakeven operations in 2002. The management company continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

Black River Run, LP (River Run Apartments) is a 48 unit property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 79% for the year 2001. Through the third quarter of 2002, occupancy averaged 84%. As a result of the high vacancy rate, the Investment General Partner does not anticipate that the property will achieve breakeven operations in 2002. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

Series 22

As of September 30, 2002 and 2001 the average Qualified Occupancy for the series was 100%. The series had a total of 29 properties at September 30, 2002, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 22 reflects a net loss from Operating Partnerships of $608,248. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $264,220. This is an interim period estimate; it is not indicative of the final year end results.

Black River Run, LP (River Run Apartments) is a 48 unit property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 79% for the year 2001. Through the third quarter of 2002, occupancy averaged 84%. As a result of the high vacancy rate, the Investment General Partner does not anticipate that the property will achieve breakeven operations in 2002. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

Series 23

As of September 30, 2002 and 2001 the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at September 30, 2002, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 23 reflects a net loss from Operating Partnerships of $574,065. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $319,792. This is an interim period estimate; it is not indicative of the final year end results.

Halls Ferry Apartments, LP (Riverview Apartments) experienced low occupancy of 69.05% in 2001, which resulted in negative cash flow. The low occupancy was the result of a decrease in demand for one-bedroom apartment units. The property was constructed for elderly residents, and 90% of the units have one bedroom. Over the years, a decrease in demand for elderly housing forced the property to change from elderly to family housing, and the tenants generally require more than a one bedroom unit. Occupancy for the first three quarters of 2002 averaged 70.63%. Despite the low occupancy in the current year, the property has been able to operate above breakeven, and the mortgage and real estate taxes are current

Series 24

As of September 30, 2002 and 2001 the average Qualified Occupancy for the series was 99.9%. The series had a total of 24 properties at September 30, 2002. Out of the total 23 were at 100% Qualified Occupancy.

For the six months being reported Series 24 reflects a net loss from Operating Partnerships of $542,543. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $284,132. This is an interim period estimate; it is not indicative of the final year end results.

Series 24 reported a decrease in net loss per BAC in the current three and six-month periods from the prior three and six-month periods. The decrease is mainly a result of the Series no longer recording operations for Los Lunas Apartments in the current three and six-month periods.

Los Lunas Apartments Limited (Hillridge Apartments) was foreclosed upon on January 14, 2002 by New Mexico Housing Finance Authority. In the third quarter of 2002, the Investment General Partner was successful in rescinding the foreclosure sale by amending and restating the limited partnership agreement and inserting a new Investment General Partner. As a result of amending the agreement, Los Lunas Apartments was removed from Series 24 and sold to new investment entity. The purpose of the recession was to avoid the consequences of a recapture of the credits previously taken by Series 24, thereby protecting the yield to its investors. Future tax credit benefits of Los Lunas Apartments, estimated to be $.081 per BAC, will not be realized by the investors in Series 24, however, the consequences of recapture and penalties to the investors, estimated to be approximately $.173 per BAC, were avoided.

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

Physical occupancy at the property ranged from 83% to 89% during the third quarter. The drop in occupancy (which stood at 83% at the end of the quarter) resulted from AIMCO's continuing difficulties in attracting a more stable and reliable tenancy.

Reporting of revenues during 2002 has been erratic due to bad debt expense relating to rents reported during 2001, as well as due to significant adjusting entries to the financial statements made as a result of the 2001 audit. Given the extraordinary entries mentioned above, economic occupancy for the year has averaged 85% through September. Physical occupancy has averaged 86%.

The Partnership Agreement requires the current Operating General Partner to fund up to $400,000 in operating deficits under its guaranty. Subsequent to the close of the third quarter, the General Partner fulfilled his obligation by providing the partnership with a check for the remaining balance on his guarantee, as part of an agreement to withdraw from the partnership. Negotiations are near completion with Westhab, Inc. (a non-profit housing developer and manager) on the possibility of assuming the Operating General Partner and property management roles at Elm Street, and with the first mortgage lender (CPC), on restructuring the first mortgage loan. The negotiations are interrelated, as CPC will only restructure the loan in the context of a change in the General Partner. A successful conclusion to both negotiations is expected during the fourth quarter.

North Hampton Place Limited Partnership (North Hampton Place), located in Columbia, Missouri, operated below breakeven during the third quarter of 2002. The main reason for its continuing cash expenditure is low occupancy, and large debt service payments. The property has suffered from its location in rural Missouri, lying on the outskirts of Columbia and off of any public transportation routes. In addition, the property lies outside of the Columbia school district, further deterring possible tenants from moving to the property. Current management is marketing the property to possible tenants through newspapers, churches and civic groups. In addition, the management company is currently lobbying the Columbia County school board to include the property in its district. Management believes the occupancy issue will continue to be a problem unless the city eventually incorporates the property into its city limits. The property's mortgage, taxes and insurance were all current as of September 30, 2002.

Series 25

As of September 30, 2002 and 2001 the average Qualified Occupancy for the series was 99.9%. The series had a total of 22 properties at September 30, 2002. Out of the total 21 were at 100% Qualified Occupancy.

For the six months being reported Series 25 reflects a net loss from Operating Partnerships of $575,262. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $394,311. This is an interim period estimate; it is not indicative of the final year end results.

Sutton Place Apartments, L.P. (Sutton Place Apartments) owns and operates a 360 unit complex in Indianapolis, Indiana. The property has operated with an average occupancy rate of 97% for the first nine months of the year, compared to an average of 93% for the year that ended December 31, 2001. Management believes that stability in the office staff and maintenance staff is resulting in continued high occupancy and continuing economic gains as well. Economic occupancy has also improved and, through September has been close to 95%.

Although the property still suffers somewhat from high maintenance expenses as a result of tenant abuse and unit turnover, the high occupancy rate has provided sufficient operating income to fund these expenses. Criminal activity, which has historically been high, has declined substantially over the last year. This results from the fact that the property hired uniformed, off duty police officers as security combined with the fact that criminal activity overall has declined in Indianapolis. While the Operating General Partner would still be obligated under his guarantee to fund operating deficits, this has not proven to be necessary in 2002.

Series 26

As of September 30, 2002 and 2001 the average Qualified Occupancy for the series was 100%. The series had a total of 45 properties at September 30, 2002, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 26 reflects a net loss from Operating Partnerships of $870,161. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $568,740. This is an interim period estimate; it is not indicative of the final year end results.

W.P.V.A (Academy Apartments) had low occupancy of 87% in 2001, which negatively impacted the cash flow of the property. The occupancy further decreased throughout the first half of 2002 to an average of 81%. In the third quarter of 2002, the occupancy improved to 92%. This property is located in a mountainous resort area which experiences severe winter weather and mild spring/summer conditions. Because of the extreme seasonal changes, there was a population influx during the warmer months and the occupancy improved. The management company has focused on leasing through additional promotion, lead follow-up and advertising. They continue to run weekly advertisements in the local newspaper and send community contact letters to local business representatives. Additionally, the management company is focused on resident retention in order to stabilize the occupancy. The mortgage and real estate taxes are current.

Series 27

As of September 30, 2002 and 2001 the average Qualified Occupancy for the series was 100% and 99.6%, respectively. The series had a total of 16 properties at September 30, 2002, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 27 reflects a net loss from Operating Partnerships of $511,117. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $366,934. This is an interim period estimate; it is not indicative of the final year end results.

Holly Heights Limited Partnership (Holly Heights Apartments) continues to incur operating deficits due to high tenant turnover. Occupancy has increased to 78% in the third quarter of 2002 from a first and second quarter average of 73%. There are limited job opportunities in this area and, as a result, some residents have moved to find work. Management will continue to use rental concessions until occupancy has stabilized. As a result of the negative cash flow, high payables continue to plague this property. An audit by the state regulatory agency identified issues of non-compliance. The General Partner is diligently working to resolve all issues and Boston Capital will continue to closely monitor the property. The mortgage, taxes, and insurance are all current.

Series 28

As of September 30, 2002 and 2001 the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at September 30, 2002, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 28 reflects a net loss from Operating Partnerships of $776,101. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $385,046. This is an interim period estimate; it is not indicative of the final year end results.

Series 29

As of September 30, 2002 and 2001 the average Qualified Occupancy for the Series was 100%. The series had a total of 22 properties at September 30, 2002 all of which were 100% Qualified Occupancy.

For the six months being reported Series 29 reflects a net loss from Operating Partnerships of $926,037. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $349,962. This is an interim period estimate; it is not indicative of the final year end results.

Series 30

As of September 30, 2002 and 2001 the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at September 30, 2002 all of which were at 100% Qualified Occupancy.

For the six months being reported Series 30 reflects a net loss from Operating Partnerships of $521,595. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $236,304. This is an interim period estimate; it is not indicative of the final year end results.

Series 31

As of September 30, 2002 and 2001 the average Qualified Occupancy for the series was 100%. The series had a total of 27 properties at September 30, 2002 all of which were at 100% Qualified Occupancy.

For the six months being reported Series 31 reflects a net loss from Operating Partnerships of $848,402.When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $908,558. This is an interim period estimate; it is not indicative of the final year end results.

Series 32

As of September 30, 2002 and 2001, the average Qualified Occupancy for the series was 100%. The series had a total of 17 properties at September 30, 2002, all of which were at 100% Qualified Occupancy

For the six months being reported Series 32 reflects a net loss from Operating Partnerships of $784,058. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $469,177. This is an interim period estimate; it is not indicative of the final year end results.

FFLM Associates is an Operating Partnership that purchased the Investment Limited Partner interest in Carriage Pointe Investors, LP, Sayerville Housing Investors LP, and Woodhaven at South Brunswick LP in 1998. Carriage Pointe Investors LP (Carriage Pointe Apartments) historically has suffered from negative cash flow, high accounts payables, and under-funded replacement reserves, in part due to the fact that the property only has 18 units. Several options were considered in recent months to improve the performance of the Partnership, including replacement of the Operating General Partner and refinancing the first mortgage. Neither of these options proved to be viable. The Operating General Partner continues to fund all operating deficits and the first mortgage lender is content to leave the loan in place. The property's operations through the nine months ended September 30, 2002 have improved significantly over the prior year. Occupancy remains at 100% and there was positive cash flow of approximately $31,000 through the third quarter 2002. Accounts payables have been reduced 37% since the beginning of the year.  There are minor deferred maintenance issues that will be addressed since the property is generating cash flow. The Investment General Partner will continue to address open issues for Carriage Pointe with the Operating General Partners.

Martinsville I, Ltd. (Martinsville Apartments) is a 13-unit property located in Shelbyville, Kentucky. The property had positive cash flow for the third quarter of 2002 was 100% occupied. The Operating General Partner refuses to consider settling with plaintiffs in lawsuits regarding sub-contractor payment disputes. There has been no legal activity regarding these suits so far in 2002. The Operating General Partner has rebuffed attempts of the Investment General Partner to assist in settling the sub-contractor issues. So long as these matters are outstanding, the Operating General Partner personal guarantees remain in place.

Series 33

As of September 30, 2002 and 2001 the average Qualified Occupancy for the series was 100% and 97,5%, respectively. The series had a total of 10 properties at September 30, 2002, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 33 reflects a net loss from Operating Partnerships of $448,720. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $141,651. This is an interim period estimate; it is not indicative of the final year end results.

FFLM Associates is an Operating Partnership that purchased the Investment Limited Partner interest in Carriage Pointe Investors, LP, Sayerville Housing Investors LP, and Woodhaven at South Brunswick LP in 1998. Carriage Pointe Investors LP (Carriage Pointe Apartments) historically has suffered from negative cash flow, high accounts payables, and under-funded replacement reserves, in part due to the fact that the property only has 18 units. Several options were considered in recent months to improve the performance of the Partnership, including replacement of the Operating General Partner and refinancing the first mortgage. Neither of these options proved to be viable. The Operating General Partner continues to fund all operating deficits and the first mortgage lender is content to leave the loan in place. The property's operations through the nine months ended September 30, 2002 have improved significantly over the prior year. Occupancy remains at 100% and there was positive cash flow of approximately $31,000 through the third quarter 2002. Accounts payables have been reduced 37% since the beginning of the year.  There are minor deferred maintenance issues that will be addressed since the property is generating cash flow. The Investment General Partner will continue to address open issues for Carriage Pointe with the Operating General Partners.

Series 34

As of September 30, 2002 and 2001 the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at September 30, 2002, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 34 reflects a net loss from Operating Partnerships of $707,333. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $426,551. This is an interim period estimate; it is not indicative of the final year end results.

Series 35

As of September 30, 2002 and 2001 the average Qualified Occupancy for the series was 99.9% and 98.5%, respectively. The series had a total of 11 properties at September 30, 2002. Out of the total 10 were at 100% Qualified Occupancy and was in active lease up at September 30, 2002.

For the six months being reported Series 35 reflects a net loss from Operating Partnerships of $601,417. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss from operations of $172,511. This is an interim period estimate; it is not indicative of the final year end results.

Series 36

As of September 30, 2002 and 2001 the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at September 30, 2002, all of which were at 100% Qualified Occupancy.

For the six months being reported Series 36 reflects a net loss from Operating Partnerships of $342,340. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $203,959. This is an interim period estimate; it is not indicative of the final year end results.

Annadale Housing Partners (Annadale Apartments) has historically reported net losses due to operational issues associated with the property.  As a result of efforts by the management company operations have improved significantly. Rental increases combined with improved collections, increased rental revenues by $99,860 (11.3%) in 2001. This combined with stabilized operating expenses allowed the property to operate above breakeven. This positive trend has continued into the third quarter of 2002, with net rental income exceeding budgeted projections. Occupancy remains stable at 89% through the third quarter of 2002. In accordance with the loan agreements, the property continues to fund capital improvements from operations. A welfare tax exemption was approved in 2001, and the Partnership received a refund of $29,982 in January 2002. If operations continue to demonstrate improvement, the Investment General Partner will no longer continue to report on this Partnership.

Series 37

As of September 30, 2002 and 2001 the average Qualified Occupancy for the series was 99.4% and 94.7%, respectively. The series had a total of 7 properties at September 30, 2002. Out of the total 5 were at 100% Qualified Occupancy and two were in active lease-up at September 30,2002.

For the six months being reported Series 37 reflects a net loss from Operating Partnerships of $238,524. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $414,639. This is an interim period estimate; it is not indicative of the final year end results.

Series 38

As of September 30, 2002 and 2001 the average Qualified Occupancy for the series was 100% and 85.0%, respectively, all of which were at 100% qualified occupancy.

For the six months being reported Series 38 reflects a net loss from Operating Partnerships of $270,992. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $179,508. This is an interim period estimate; it is not indicative of the final year end results.

Series 39

As of September 30, 2002 and 2001 the average Qualified Occupancy for the series was 98.4% and 81.4% respectively. The series had a total of 9 properties at September 30, 2002. Out of the total 6 were at 100% Qualified Occupancy and 3 were in active lease-up.

For the three months being reported Series 39 reflects a net loss from Operating Partnerships of $402,012. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive from operations of $24,076. This is an interim period estimate; it is not indicative of the final year end results.

Series 40

As of September 30, 2002 the average Qualified Occupancy for the series was 99.3% and 54.2%, respectively. The series had a total of 16 properties at September 30, 2002. Out of the total 14 were at 100% Qualified Occupancy and 2 were active lease-up.

For the six months being reported Series 40 reflects a net loss from Operating Partnerships of $446,057. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $23,940. This is an interim period estimate; it is not indicative of the final year end results.

Series 41

As of September 30, 2002 the average Qualified Occupancy for the series was 93.7%. The series had a total of 20 properties at September 30, 2002. Out of the total 13 were at 100% Qualified Occupancy and 3 were in active lease-up. The Series also had 4 properties that were still under construction at September 30, 2002. Since all of the properties acquired as of September 30, 2001 were still under construction there is no comparative information to report.

For the six months being reported Series 41 reflects a net loss from Operating Partnerships of $358,955. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss from operations of $45,061. This is an interim period estimate; it is not indicative of the final year end results.

Series 42

As of September 30, 2002 the average Qualified Occupancy was 98.6%. The series had a total of 17 properties at September 30, 2002. Out of the total 3 were at 100% Qualified Occupancy and 1 was in active lease-up. The Series also had 13 properties which were still under construction at September 30, 2002. Since all of the properties were acquired after September 30, 2001, there is no comparative information to report.

Since all of the properties in Series 42 were under-construction as of June 30, 2002, there is no net income or loss from Operating Partnerships for the six months being reported.

Series 43

Series 43 had a total of 11 properties at September 30, 2002 all of which were still under construction. Since all of the properties were acquired after September 30, 2001, there is no comparative information to report.

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
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: November 20, 2002		By:	/s/ John P. Manning John P. Manning