Form 10-Q
period 2002-12-31
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2003-02-19
CIK 913778

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2002

                                             or

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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2002

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	3-27
Statements of Operations	28-77
Statements of Changes in Partners' Capital	78-90
Statements of Cash Flows	91-140
Notes to Financial Statements	141-170

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	171-190

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	191

Signatures	192

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

	December 31, 2002 (Unaudited)	March 31, 2002 (Audited)

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$426,033,753	$410,857,851

OTHER ASSETS

Cash and cash equivalents	10,034,252	18,950,441
Investments	3,526,103	7,474,493
Notes receivable	19,779,125	17,736,231
Acquisition costs	29,470,366	24,043,671
Other assets	33,495,145	14,311,335
	$522,338,744	$493,374,022

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 3,422,477	$ 897,555
Accounts payable affiliates	15,734,096	12,227,766
Capital contributions payable	38,610,576	38,224,714
Line of credit	-	5,708,074
	57,767,149	57,058,109

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 73,953,742 issued and outstanding, as of December 31, 2002	466,230,254	437,739,660
General Partner	(1,681,816)	(1,446,904)
Unrealized gain (loss) on securities
available for sale, net	23,157	23,157
	464,571,595	436,315,913
	$522,338,744	$493,374,022

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 20

	December 31, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 13,140,566	$ 14,695,373

OTHER ASSETS
Cash and cash equivalents	192,510	217,550
Investments	-	-
Notes receivable	-	-
Acquisition costs	84,839	87,518
Other assets	1,199,683	1,087,346
	$ 14,617,598	$ 16,087,787

LIABILITIES

Accounts payable & accrued expenses (Note C)	-	$ -
Accounts payable affiliates	3,095,469	2,699,399
Capital contributions payable	388,026	388,026
Line of credit	-	-
	3,483,495	3,087,425

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,866,700 issued and outstanding, as of December 31, 2002	11,353,327	13,200,923
General Partner	(219,224)	(200,561)
Unrealized gain (loss) on securities
available for sale, net	-	-
	11,134,103	13,000,362
	$ 14,617,598	$ 16,087,787

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 21

	December 31, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 2,497,754	$ 2,929,817

OTHER ASSETS
Cash and cash equivalents	286,466	237,787
Investments	57	9,223
Notes receivable	457,638	641,542
Acquisition costs	46,406	47,870
Other assets	366,051	410,611
	$ 3,654,372	$ 4,276,850

LIABILITIES

Accounts payable & accrued expenses (Note C)	-	$ -
Accounts payable affiliates	670,570	501,190
Capital contributions payable	457,642	641,543
Line of credit	-	-
	1,128,212	1,142,733

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 1,892,700 issued and outstanding, as of December 31, 2002	2,662,795	3,264,672
General Partner	(136,692)	(130,612)
Unrealized gain (loss) on securities
available for sale, net	57	57
	2,562,160	3,134,117
	$ 3,654,372	$ 4,276,850

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 22

	December 31, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$10,138,843	$11,087,299

OTHER ASSETS
Cash and cash equivalents	357,613	254,977
Investments	1,096	175,011
Notes receivable	450,981	450,981
Acquisition costs	145,820	150,424
Other assets	167,344	167,361
	$11,261,697	$12,286,053

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,596,275	1,455,331
Capital contributions payable	480,996	487,655
Line of credit	-	-
	2,077,271	1,942,986

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,564,400 issued and outstanding, as of December 31, 2002	9,310,578	10,457,633
General Partner	(127,248)	(115,662)
Unrealized gain (loss) on securities
available for sale, net	1,096	1,096
	9,184,426	10,343,067
	$11,261,697	$12,286,053

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 23

	December 31, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$16,844,422	$17,726,828

OTHER ASSETS
Cash and cash equivalents	83,457	176,646
Investments	-	-
Notes receivable	-	-
Acquisition costs	216,855	223,704
Other assets	269,371	269,370
	$17,414,105	$18,396,548

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	964,142	833,948
Capital contributions payable	117,797	117,796
Line of credit	-	-
	1,081,939	951,744

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,336,727 issued and outstanding, December 31, 2002	16,453,690	17,555,202
General Partner	(121,524)	(110,398)
Unrealized gain (loss) on securities
available for sale, net	-	-
	16,332,166	17,444,804
	$17,414,105	$18,396,548

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 24

	December 31, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 8,411,522	$ 9,240,905

0THER ASSETS
Cash and cash equivalents	398,114	264,742
Investments	1,340	213,962
Notes receivable	534,342	534,342
Acquisition costs	242,358	250,011
Other assets	707,418	716,362
	$10,295,094	$11,220,324

LIABILITIES

Accounts payable & accrued expenses (Note C)	$17,967	$ -
Accounts payable affiliates	1,421,329	1,246,315
Capital contributions payable	1,079,657	1,214,204
Line of credit	-	-
	2,518,953	2,460,519

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,169,878 issued and outstanding, as of December 31, 2002	7,882,352	8,856,179
0eneral Partner	(107,551)	(97,714)
Unrealized gain (loss) on securities
available for sale, net	1,340	1,340
	7,776,141	8,759,805
	$10,295,094	$11,220,324

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 25

	December 31, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$15,368,728	$16,265,562

OTHER ASSETS
Cash and cash equivalents	255,580	463,598
Investments	377,440	258,716
Notes receivable	523,193	523,193
Acquisition costs	243,396	251,082
Other assets	1,306,561	1,323,019
	$18,074,898	$19,085,170

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,195,211	990,704
Capital contributions payable	1,926,138	2,073,892
Line of credit	-	-
	3,121,349	3,064,596

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,026,109 issued and outstanding, as of December 31, 2002	15,059,853	16,116,208
General Partner	(107,925)	(97,255)
Unrealized gain (loss) on securities
available for sale, net	1,621	1,621
	14,953,549	16,020,574
	$18,074,898	$19,085,170

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 26

	December 31, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$23,676,129	$24,785,250

OTHER ASSETS
Cash and cash equivalents	241,598	324,565
Investments	-	-
Notes receivable	571,335	571,335
Acquisition costs	426,822	439,500
Other assets	2,209,629	2,227,346
	$27,125,513	$28,347,996

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 2,190	$ 90
Accounts payable affiliates	1,894,773	1,566,588
Capital contributions payable	2,129,844	2,197,433
Line of credit	-	-
	4,026,807	3,764,111

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,995,900 issued and outstanding, as of December 31, 2002	23,207,972	24,678,299
General Partner	(109,266)	(94,414)
Unrealized gain (loss) on securities
available for sale, net	-	-
	23,098,706	24,583,885
	$27,125,513	$28,347,996

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 27

	December 31, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$14,878,695	$15,447,161

OTHER ASSETS
Cash and cash equivalents	349,015	430,440
Investments	226,910	226,453
Notes receivable	-	-
Acquisition costs	354,985	366,195
Other assets	174,463	172,383
	$15,984,068	$16,642,632

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,411,307	1,174,903
Capital contributions payable	48,925	156,389
Line of credit	-	-
	1,460,232	1,331,292

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,460,700 issued and outstanding, as of December 31, 2002	14,583,640	15,363,269
General Partner	(61,223)	(53,348)
Unrealized gain (loss) on securities
available for sale, net	1,419	1,419
	14,523,836	15,311,340
	$15,984,068	$16,642,632

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 28

	December 31, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$25,250,598	$26,355,147

OTHER ASSETS
Cash and cash equivalents	872,688	510,061
Investments	378,561	431,404
Notes receivable	275,000	775,000
Acquisition costs	78,387	80,861
Other assets	2,594	2,633
	$26,857,828	$28,155,106

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	-	-
Capital contributions payable	148,783	148,783
Line of credit	-	-
	148,783	148,783

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,000,738 issued and outstanding, as of December 31, 2002	26,782,989	28,067,294
General Partner	(76,686)	(63,713)
Unrealized gain (loss) on securities
available for sale, net	2,742	2,742
	26,709,045	28,006,323
	$26,857,828	$28,155,106

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 29

	December 31, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$23,140,168	$24,490,660

OTHER ASSETS
Cash and cash equivalents	254,687	577,830
Investments	151,753	227,525
Notes receivable	384,281	20,935
Acquisition costs	78,590	81,073
Other assets	573	4,622
	$24,010,052	$25,402,645

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	463,300	209,815
Capital contributions payable	304,770	304,770
Line of credit	-	-
	768,070	514,585

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,991,800 issued and outstanding, as of December 31, 2002	23,346,797	24,976,414
General Partner	(106,241)	(89,780)
Unrealized gain (loss) on securities
available for sale, net	1,426	1,426
	23,241,982	24,888,060
	$24,010,052	$25,402,645

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 30

	December 31, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$17,029,730	$17,826,875

OTHER ASSETS
Cash and cash equivalents	185,507	256,324
Investments	998	159,267
Notes receivable	385,438	385,438
Acquisition costs	504,368	520,298
Other assets	258,083	258,095
	$18,364,124	$19,406,297

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	177	176
Capital contributions payable	474,218	528,451
Line of credit	-	-
	484,395	528,627

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,651,000 issued and outstanding, as of December 31, 2002	17,936,900	18,914,962
General Partner	(48,169)	(38,290)
Unrealized gain (loss) on securities
available for sale, net	998	998
	17,889,729	18,877,670
	$18,364,124	$19,406,297

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 31

	December 31, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$26,489,334	$27,720,981

OTHER ASSETS
Cash and cash equivalents	326,116	680,648
Investments	1,901	303,367
Notes receivable	655,675	655,675
Acquisition costs	-	-
Other assets	823,332	497,363
	$28,296,358	$29,858,034

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	33,120	33,120
Capital contributions payable	995,877	1,030,019
Line of credit	-	-
	1,028,997	1,063,139

PARTNERS CAPITAL
Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,417,857 issued and outstanding, as of December 31, 2002	27,372,065	28,884,324
General Partner	(106,605)	(91,330)
Unrealized gain (loss) on securities
available for sale, net	1,901	1,901
	27,267,361	28,794,895
	$28,296,358	$29,858,034

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 32

	December 31, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$31,935,637	$32,959,161

OTHER ASSETS
Cash and cash equivalents	270,123	491,354
Investments	-	-
Notes receivable	573,581	630,673
Acquisition costs	722,062	744,760
Other assets	489,801	607,309
	$33,991,204	$35,433,257

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	262,736	213,058
Capital contributions payable	936,164	1,074,248
Line of credit	-	-
	1,198,900	1,287,306

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,754,198 issued and outstanding, as of December 31, 2002	32,870,742	34,210,853
General Partner	(78,438)	(64,902)
Unrealized gain (loss) on securities
available for sale, net	-	-
	33,792,304	34,145,951
	$33,991,204	$35,433,257

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 33

	December 31, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$17,988,975	$18,625,977

OTHER ASSETS
Cash and cash equivalents	173,421	724,344
Investments	-	-
Notes receivable	113,575	113,575
Acquisition costs	647,888	668,347
Other assets	191,627	261,627
	$19,115,486	$20,393,870

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	299,911	219,438
Capital contributions payable	202,285	751,366
Line of credit	-	-
	502,196	970,804

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,636,533 issued and outstanding, as of December 31, 2002	18,652,938	19,454,616
General Partner	(39,648)	(31,550)
Unrealized gain (loss) on securities
available for sale, net	-	-
	18,613,290	19,423,066
	$19,115,486	$20,393,870

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 34

	December 31, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$22,734,260	$23,851,276

OTHER ASSETS
Cash and cash equivalents	288,086	382,970
Investments	-	-
Notes receivable	164,562	164,562
Acquisition costs	1,029,667	1,062,184
Other assets	493,688	493,688
	$24,710,263	$25,954,680

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	523,698	303,802
Capital contributions payable	750,670	807,004
Line of credit	-	-
	1,274,368	1,110,806

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,529,319 issued and outstanding, as of December 31, 2002	23,501,945	24,895,844
General Partner	(66,050)	(51,970)
Unrealized gain (loss) on securities
available for sale, net	-	-
	23,435,895	24,843,874
	$24,710,263	$25,954,680

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 35

	December 31, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$20,026,215	$20,932,858

OTHER ASSETS
Cash and cash equivalents	571,045	708,626
Investments	267	611,447
Notes receivable	322,784	918,319
Acquisition costs	2,917,966	3,010,116
Other assets	331,514	228,480
	$24,169,791	$26,409,846

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	124,320	76,932
Capital contributions payable	603,740	1,716,237
Line of credit	-	-
	728,060	1,793,169

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,300,463 issued and outstanding, as of December 31, 2002	23,489,074	24,652,271
General Partner	(47,610)	(35,861)
Unrealized gain (loss) on securities
available for sale, net	267	267
	23,441,731	24,616,677
	$24,169,791	$26,409,846

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 36

	December 31, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$12,925,258	$13,473,738

OTHER ASSETS
Cash and cash equivalents	19,563	45,839
Investments	-	-
Notes receivable	322,784	322,784
Acquisition costs	2,003,557	2,066,827
Other assets	407,465	407,465
	$15,678,627	$16,316,653

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ 6,669
Accounts payable affiliates	417,733	290,825
Capital contributions payable	680,429	680,429
Line of credit	-	-
	1,098,162	977,923

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,106,837 issued and outstanding, as of December 31, 2002	14,613,324	15,364,006
General Partner	(32,859)	(25,276)
Unrealized gain (loss) on securities
available for sale, net	-	-
	14,580,465	15,338,730
	$15,678,627	$16,316,653

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 37

	December 31, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$17,129,115	$17,469,596

OTHER ASSETS
Cash and cash equivalents	277,344	559,002
Investments	-	-
Notes receivable	1,814,211	1,814,211
Acquisition costs	2,227,351	2,294,151
Other assets	255,077	345,617
	$21,703,098	$22,482,577

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ 100,000
Accounts payable affiliates	213,556	81,688
Capital contributions payable	1,944,309	2,165,429
Line of credit	-	-
	2,157,865	2,347,117

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,512,500 issued and outstanding, as of December 31, 2002	19,565,344	20,149,669
General Partner	(20,111)	(14,209)
Unrealized gain (loss) on securities
available for sale, net	-	-
	19,545,233	20,135,460
	$21,703,098	$22,482,577

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 38

	December 31, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$17,080,043	$17,632,089

OTHER ASSETS
Cash and cash equivalents	140,657	644,013
Investments	633	502,334
Notes receivable	-	-
Acquisition costs	2,517,404	2,588,159
Other assets	113,765	130,369
	$19,852,502	$21,496,964

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	192,318	69,025
Capital contributions payable	135,173	1,232,066
Line of credit	-	-
	327,491	1,301,091

PARTNERS CAPITAL
Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,543,100 issues and outstanding, December 31, 2002	19,547,419	20,211,572
General Partner	(23,041)	(16,332)
Unrealized gain (loss) on securities
available for sale, net	633	633
	19,525,011	20,195,873
	$19,852,502	$21,496,964

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 39

	December 31, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$15,289,663	$16,095,151

OTHER ASSETS
Cash and cash equivalents	44,817	532,334
Investments	167	27,025
Notes receivable	-	543,567
Acquisition costs	2,326,233	2,390,716
Other assets	299,967	902,108
	$17,960,847	$20,490,901

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	153,445	50,845
Capital contributions payable	162,398	2,065,285
Line of credit	-	-
	315,843	2,116,130

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,292,152 issued and outstanding, as of December 31, 2002	17,664,831	18,387,300
General Partner	(19,994)	(12,696)
Unrealized gain (loss) on securities
available for sale, net	167	167
	17,645,004	18,374,771
	$17,960,847	$20,490,901

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 40

	December 31, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$18,774,426	$18,540,930

OTHER ASSETS
Cash and cash equivalents	79,533	795,646
Investments	11,196	1,918,956
Notes receivable	709,949	1,321,601
Acquisition costs	2,810,028	2,812,641
Other assets	344,852	46,216
	$22,729,984	$25,435,990

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 102,586	$ 67,062
Accounts payable affiliates	258,733	125,733
Capital contributions payable	1,141,855	3,449,417
Line of credit	-	-
	1,503,174	3,642,212

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,630,256 issued and outstanding, as of December 31, 2002	21,228,401	21,789,671
General Partner	(12,787)	(7,089)
Unrealized gain (loss) on securities
available for sale, net	11,196	11,196
	21,226,810	21,793,778
	$22,729,984	$25,435,990

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 41

	December 31, 2002 (Unaudited)	March 31, 2002 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$21,222,808	$20,029,680

OTHER ASSETS
Cash and cash equivalents	692,272	8,231,905
Investments	-	2,409,803
Notes receivable	2,971,023	6,058,498
Acquisition costs	3,150,969	3,186,688
Other assets	774,730	895,834
	$28,811,802	$40,812,408

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 2,721	$ 105,274
Accounts payable affiliates	185,685	78,897
Capital contributions payable	4,595,393	12,919,212
Line of credit	-	3,010,000
	4,783,799	16,113,383

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,891,626 issued and outstanding, as of December 31, 2002	24,039,971	24,703,570
General Partner	(10,262)	(2,839)
Unrealized gain (loss) on securities
available for sale, net	(1,706)	(1,706)
	24,028,003	24,699,025
	$28,811,802	$40,812,408

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 42

	December 31, 2002 (Unaudited)	March 31, 2002 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$19,369,837	$ 2,675,537

OTHER ASSETS
Cash and cash equivalents	2,471,694	1,439,240
Investments	1,867,792	-
Notes receivable	4,802,201	1,290,000
Acquisition costs	3,036,018	720,546
Other assets	1,315,849	2,856,111
	$32,863,391	$ 8,981,434

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 92,843	$ 618,460
Accounts payable affiliates	88,991	6,034
Capital contributions payable	9,334,789	2,075,060
Line of credit	-	2,698,074
	9,516,623	5,397,628

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,744,262 issued and outstanding, as of December 31, 2002	23,348,556	3,584,909
General Partner	(1,788)	(1,103)
Unrealized gain (loss) on securities
available for sale, net	-	-
	23,346,768	3,583,806
	$32,863,391	$ 8,981,434

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 43*

December 31, 2002 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$14,691,027

OTHER ASSETS
Cash and cash equivalents	1,202,346
Investments	505,992
Notes receivable	3,746,572
Acquisition costs	3,658,397
Other assets	20,991,708
$44,796,042

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 3,204,170
Accounts payable affiliates	267,297
Capital contributions payable	9,570,698
Line of credit	-
13,042,165

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,637,978 issued and outstanding, as of December 31, 2002	31,754,751
General Partner	(874)
Unrealized gain (loss) on securities
available for sale, net	-
31,753,877
$44,796,042

* Series 43 did not commence operations until after March 31, 2002,

therefore, it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

	2002	2001

Income
Interest income	$ 262,539	$ 311,541
Other income	32,047	23,700
	294,586	335,241

Share of loss from Operating Partnerships (Note D)	(6,148,954)	(5,640,259)

Expenses
Professional fees	80,902	146,299
Fund management fee (Note C)	1,335,734	1,214,871
Organization costs	57,364	77,330
Amortization	183,490	156,350
General and administrative expenses	335,998	362,353
	1,993,488	1,957,203

NET INCOME (LOSS)	$(7,847,856)	$(7,262,221)

Net income (loss) allocated to limited partners	$(7,769,377)	$(7,189,598)

Net income (loss) allocated to general partner	$ (78,479)	$ (72,623)

Net income (loss) per BAC	$ (2.52)	$ (2.65)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 20

	2002	2001

Income
Interest income	$ 259	$ 414
Other income	2,100	2,550
	2,359	2,964

Share of loss from Operating Partnerships(Note D)	(581,884)	(482,119)

Expenses
Professional fees	5,592	6,028
Fund management fee (Note C)	90,973	89,498
Organization costs	-	-
Amortization	893	893
General and administrative expenses	19,244	14,517
	116,702	110,936

NET INCOME (LOSS)	$ (696,227)	$ (590,091)

Net income (loss) allocated to limited partners	$ (689,264)	$ (584,190)

Net income (loss) allocated to general partner	$ (6,963)	$ (5,901)

Net income (loss) per BAC	$ (.18)	$ (.15)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 21

	2002	2001

Income
Interest income	$ 376	$ 1,454
Other income	1,200	2,700
	1,576	4,154

Share of loss from Operating Partnerships(Note D)	(141,347)	(267,075

Expenses
Professional fees	4,355	3,969
Fund management fee (Note C)	56,460	54,872
Organization costs	-	-
Amortization	488	488
General and administrative expenses	10,519	10,330
	71,822	69,659

NET INCOME (LOSS)	$ (211,593)	$ (332,580)

Net income (loss) allocated to limited partners	$ (209,477)	$ (329,254)

Net income (loss) allocated to general partner	$ (2,116)	$ (3,326)

Net income (loss) per BAC	$ (.11)	$ (.17)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 22

	2002	2001

Income
Interest income	$ 7,423	$ 3,801
Other income	750	1,800
	8,173	5,601

Share of loss from Operating Partnerships(Note D)	(354,829)	(338,694)

Expenses
Professional fees	2,631	3,436
Fund management fee (Note C)	57,648	60,282
Organization costs	-	-
Amortization	1,535	1,535
General and administrative expenses	17,723	12,771
	79,537	78,024

NET INCOME (LOSS)	$ (426,193)	$ (411,117)

Net income (loss) allocated to limited partners	$ (421,931)	$ (407,006)

Net income (loss) allocated to general partner	$ (4,262)	$ (4,111)

Net income (loss) per BAC	$ (.16)	$ (.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 23

	2002	2001

Income
Interest income	$ 116	$ 584
Other income	1,500	3,000
	1,616	3,584

Share of loss from Operating Partnerships(Note D)	(313,278)	(417,444)

Expenses
Professional fees	3,736	2,017
Fund management fee (Note C)	53,252	55,627
Organization costs	-	-
Amortization	2,283	2,283
General and administrative expenses	17,482	13,597
	76,753	73,524

NET INCOME (LOSS)	$ (388,415)	$(487,384)

Net income (loss) allocated to limited partners	$ (384,531)	$(482,510)

Net income (loss) allocated to general partner	$ (3,884)	$ (4,874)

Net income (loss) per BAC	$ (.12)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 24

	2002	2001

Income
Interest income	$ 9,100	$ 4,558
Other income	2,947	-
	12,047	4,558

Share of loss from Operating Partnerships(Note D)	(323,429)	(382,584)

Expenses
Professional fees	(14,836)	4,595
Fund management fee (Note C)	42,438	57,588
Organization costs	-	-
Amortization	2,551	2,551
General and administrative expenses	14,583	11,611
	44,736	76,345

NET INCOME (LOSS)	$ (356,118)	$ (454,371)

Net income (loss) allocated to limited partners	$ (352,557)	$ (449,827)

Net income (loss) allocated to general partner	$ (3,561)	$ (4,544)

Net income (loss) per BAC	$ (.16)	$ (.21)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 25

	2002	2001

Income
Interest income	$ 21,936	$ 5,786
Other income	6,150	-
	28,086	5,786

Share of loss from Operating Partnerships(Note D)	(296,728)	(402,676)

Expenses
Professional fees	5,545	2,318
Fund management fee (Note C)	55,569	52,519
Organization costs	-	-
Amortization	5,048	3,805
General and administrative expenses	17,054	13,621
	83,216	76,345

NET INCOME (LOSS)	$ (351,858)	$ (469,153)

Net income (loss) allocated to limited partners	$ (348,339)	$ (464,461)

Net income (loss) allocated to general partner	$ (3,519)	$ (4,692)

Net income (loss) per BAC	$ (.12)	$ (.21)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 26

	2002	2001

Income
Interest income	$ 250	$ 880
Other income	4,650	-
	4,900	880

Share of loss from Operating Partnerships(Note D)	(286,465)	(321,449)

Expenses
Professional fees	18,097	3,185
Fund management fee (Note C)	82,995	77,745
Organization costs	-	-
Amortization	4,226	4,485
General and administrative expenses	30,853	15,351
	136,171	100,766

NET INCOME (LOSS)	$ (417,736)	$ (421,335)

Net income (loss) allocated to limited partners	$ (413,559)	$ (417,122)

Net income (loss) allocated to general partner	$ (4,177)	$ (4,213)

Net income (loss) per BAC	$ (.10)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 27

	2002	2001

Income
Interest income	$ 10,704	$ 5,476
Other income	5,250	-
	15,954	5,476

Share of loss from Operating Partnerships(Note D)	(154,291)	(108,393)

Expenses
Professional fees	2,576	12,721
Fund management fee (Note C)	71,701	78,801
Organization costs	-	-
Amortization	3,914	3,914
General and administrative expenses	12,879	12,033
	91,070	107,469

NET INCOME (LOSS)	$ (229,407)	$ (210,386)

Net income (loss) allocated to limited partners	$ (227,113)	$ (208,282)

Net income (loss) allocated to general partner	$ (2,294)	$ (2,104)

Net income (loss) per BAC	$ (.09)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 28

	2002	2001

Income
Interest income	$ 39,660	$ 17,763
Other income	7,500	-
	47,160	17,763

Share of loss from Operating Partnerships(Note D)	(299,039)	(439,948)

Expenses
Professional fees	6,788	3,793
Fund management fee (Note C)	77,779	53,029
Organization costs	-	-
Amortization	825	825
General and administrative expenses	21,363	18,300
	106,755	75,947

NET INCOME (LOSS)	$ (358,634)	$ (498,132)

Net income (loss) allocated to limited partners	$ (355,048)	$ (493,151)

Net income (loss) allocated to general partner	$ (3,586)	$ (4,981)

Net income (loss) per BAC	$ (.09)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 29

	2002	2001

Income
Interest income	$ 14,268	$ 25,055
Other income	-	-
	14,268	25,055

Share of loss from Operating Partnerships(Note D)	(433,715)	(352,218)

Expenses
Professional fees	4,483	3,051
Fund management fee (Note C)	84,495	58,995
Organization costs	-	-
Amortization	828	828
General and administrative expenses	18,939	15,714
	108,745	78,588

NET INCOME (LOSS)	$ (528,192)	$ (405,751)

Net income (loss) allocated to limited partners	$ (522,910)	$ (401,693)

Net income (loss) allocated to general partner	$ (5,282)	$ (4,058)

Net income (loss) per BAC	$ (.13)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 30

	2002	2001

Income
Interest income	$ 6,624	$ 20,747
Other income	-	-
	6,624	20,747

Share of loss from Operating Partnerships(Note D)	(274,215)	(289,343)

Expenses
Professional fees	2,022	35,302
Fund management fee (Note C)	52,704	29,429
Organization costs	-	-
Amortization	5,310	5,309
General and administrative expenses	13,874	11,838
	73,910	81,878

NET INCOME (LOSS)	$ (341,501)	$ (350,474)

Net income (loss) allocated to limited partners	$ (338,086)	$ (346,969)

Net income (loss) allocated to general partner	$ (3,415)	$ (3,505)

Net income (loss) per BAC	$ (.13)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 31

	2002	2001

Income
Interest income	$ 6,918	$ 30,796
Other income	-	-
	6,918	30,796

Share of loss from Operating Partnerships(Note D)	(385,192)	(436,473)

Expenses
Professional fees	2,412	3,418
Fund management fee (Note C)	73,410	96,268
Organization costs	-	-
Amortization	-	-
General and administrative expenses	19,763	15,630
	95,585	115,316

NET INCOME (LOSS)	$ (473,859)	$ (520,993)

Net income (loss) allocated to limited partners	$ (469,120)	$ (515,783)

Net income (loss) allocated to general partner	$ (4,739)	$ (5,210)

Net income (loss) per BAC	$ (.11)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 32

	2002	2001

Income
Interest income	$ 303	$ 22,731
Other income	-	-
	303	22,731

Share of loss from Operating Partnerships(Note D)	(334,032)	(323,922)

Expenses
Professional fees	6,674	3,074
Fund management fee (Note C)	81,726	67,343
Organization costs	-	-
Amortization	12,344	9,181
General and administrative expenses	12,354	17,672
	113,098	97,270

NET INCOME (LOSS)	$ (446,827)	$ (398,461)

Net income (loss) allocated to limited partners	$ (442,359)	$ (394,476)

Net income (loss) allocated to general partner	$ (4,468)	$ (3,985)

Net income (loss) per BAC	$ (.09)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 33

	2002	2001

Income
Interest income	$ 248	$ 5,822
Other income	-	-
	248	5,822

Share of loss from Operating Partnerships(Note D)	(192,770)	(92,669)

Expenses
Professional fees	3,298	21,193
Fund management fee (Note C)	43,491	35,245
Organization costs	-	-
Amortization	6,820	6,820
General and administrative expenses	9,789	12,725
	63,398	75,983

NET INCOME (LOSS)	$ (255,920)	$ (162,830)

Net income (loss) allocated to limited partners	$ (253,361)	$ (161,202)

Net income (loss) allocated to general Partner	$ (2,559)	$ (1,628)

Net income (loss) per BAC	$ (.10)	$ (.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 34

	2002	2001

Income
Interest income	$ 348	$ 603
Other income	-	-
	348	603

Share of loss from Operating Partnerships(Note D)	(416,287)	(285,356)

Expenses
Professional fees	1,730	1,563
Fund management fee (Note C)	73,299	60,074
Organization costs	-	-
Amortization	10,984	10,984
General and administrative expenses	9,380	14,499
	95,393	87,120

NET INCOME (LOSS)	$ (511,332)	$ (371,873)

Net income (loss) allocated to limited partners	$ (506,219)	$ (368,154)

Net income (loss) allocated to general partner	$ (5,113)	$ (3,719)

Net income (loss) per BAC	$ (.14)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 35

	2002	2001

Income
Interest income	$ 957	$ 35,306
Other income	-	-
	957	35,306

Share of loss from Operating Partnerships(Note D)	(346,344)	(270,570)

Expenses
Professional fees	1,706	2,824
Fund management fee (Note C)	52,651	57,051
Organization costs	-	-
Amortization	32,310	32,310
General and administrative expenses	8,998	15,553
	95,665	107,738

NET INCOME (LOSS)	$ (441,052)	$ (343,002)

Net income (loss) allocated to limited partners	$ (436,641)	$ (339,572)

Net income (loss) allocated to general partner	$ (4,411)	$ (3,430)

Net income (loss) per BAC	$ (.13)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 36

	2002	2001

Income
Interest income	$ 23	$ 1,390
Other income	-	-
	23	1,390

Share of loss from Operating Partnerships(Note D)	(202,605)	(186,130)

Expenses
Professional fees	3,319	1,395
Fund management fee (Note C)	41,914	40,188
Organization costs	-	-
Amortization	22,116	21,090
General and administrative expenses	9,476	13,829
	76,825	76,502

NET INCOME (LOSS)	$ (279,407)	$ (261,242)

Net income (loss) allocated to limited partners	$ (276,613)	$ (258,630)

Net income (loss) allocated to general partner	$ (2,794)	$ (2,612)

Net income (loss) per BAC	$ (.13)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 37

	2002	2001

Income
Interest income	$ 367	$ 1,218
Other income	-	-
	367	1,218

Share of loss from Operating Partnerships(Note D)	(122,374)	(150,690)

Expenses
Professional fees	2,301	1,755
Fund management fee (Note C)	43,956	43,956
Organization costs	-	-
Amortization	23,705	23,696
General and administrative expenses	9,100	14,044
	79,062	83,451

NET INCOME (LOSS)	$ (201,069)	$ (232,923)

Net income (loss) allocated to limited partners	$ (199,058)	$ (230,594)

Net income (loss) allocated to general partner	$ (2,011)	$ (2,329)

Net income (loss) per BAC	$ (.08)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 38

	2002	2001

Income
Interest income	$ 178	$ 35,085
Other income	-	13,650
	178	48,735

Share of loss from Operating Partnerships(Note D)	(200,766)	(22,593)

Expenses
Professional fees	3,046	4,086
Fund management fee (Note C)	38,097	40,533
Organization costs	-	-
Amortization	24,729	24,717
General and administrative expenses	7,858	19,190
	73,730	88,526

NET INCOME (LOSS)	$ (274,318)	$ (62,384)

Net income (loss) allocated to limited partners	$ (271,575)	$ (61,760)

Net income (loss) allocated to general partner	$ (2,743)	$ (624)

Net income (loss) per BAC	$ (.11)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 39

	2002	2001

Income
Interest income	$ 315	$ 11,252
Other income	-	-
	315	11,252

Share of loss from Operating Partnerships(Note D)	(138,511)	(69,774)

Expenses
Professional fees	2,994	4,825
Fund management fee (Note C)	32,700	30,520
Organization costs	-	-
Amortization	22,581	636
General and administrative expenses	5,468	23,145
	63,743	59,126

NET INCOME (LOSS)	$ (201,939)	$ (117,648)

Net income (loss) allocated to limited partners	$ (199,920)	$ (116,472)

Net income (loss) allocated to general partner	$ (2,019)	$ (1,176)

Net income (loss) per BAC	$ (.09)	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 40

	2002	2001

Income
Interest income	$ 69,385	$ 77,437
Other income	-	-
	69,385	77,437

Share of loss from Operating Partnerships(Note D)	(68,850)	(139)

Expenses
Professional fees	4,473	11,405
Fund management fee (Note C)	41,820	49,236
Organization costs	-	-
Amortization	-	-
General and administrative expenses	6,928	34,209
	53,221	94,850

NET INCOME (LOSS)	$ (52,686)	$ (17,552)

Net income (loss) allocated to limited partners	$ (52,159)	$ (17,376)

Net income (loss) allocated to general partner	$ (527)	$ (176)

Net income (loss) per BAC	$ (.02)	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 41

	2002	2001

Income
Interest income	$ 1,531	$ 3,383
Other income	-	-
	1,531	3,383

Share of loss from Operating Partnerships(Note D)	(255,326)	-

Expenses
Professional fees	3,414	10,346
Fund management fee (Note C)	41,576	26,072
Organization costs	-	77,330
Amortization	-	-
General and administrative expenses	12,888	32,174
	57,878	145,922

NET INCOME (LOSS)	$ (311,673)	$(142,539)

Net income (loss) allocated to limited partners	$ (308,556)	$(141,114)

Net income (loss) allocated to general partner	$ (3,117)	$ (1,425)

Net income (loss) per BAC	$ (.11)	$ (.35)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 42*

2002

Income
Interest income	$ 69,420
Other income	-
69,420

Share of loss from Operating Partnerships(Note D)	(26,677)

Expenses
Professional fees	2,641
Fund management fee (Note C)	29,409
Organization costs	-
Amortization	-
General and administrative expenses	18,375
50,425

NET INCOME (LOSS)	$ (7,682)

Net income (loss) allocated to limited partners	$ (7,605)

Net income (loss) allocated to general partner	$ (77)

Net income (loss) per BAC	$ (.00)

*Series 42 did not commence operations until after December 31, 2001, therefore it does not have comparative information to report

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 43*

2002

Income
Interest income	$ 1,830
Other income	-
1,830

Share of loss from Operating Partnerships(Note D)	-

Expenses
Professional fees	1,905
Fund management fee (Note C)	15,671
Organization costs	57,364
Amortization	-
General and administrative expenses	11,108
86,048

NET INCOME (LOSS)	$ (84,218)

Net income (loss) allocated to limited partners	$ (83,376)

Net income (loss) allocated to general partner	$ (842)

Net income (loss) per BAC	$ (0.02)

*Series 43 did not commence operations until after December 31, 2001, therefore it does not have comparative information to report

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine months Ended December 31,
(Unaudited)

	2002	2001

Income
Interest income	$ 645,591	$ 747,386
Other income	50,800	12,386
	696,391	759,772

Share of loss from Operating Partnerships (Note D)	(18,406,385)	(17,093,596)

Expenses
Professional fees	517,585	571,484
Fund management fee (Note C)	3,971,497	3,646,768
Organization costs	77,364	105,266
Amortization	537,145	423,009
General and administrative expenses	677,540	654,389
	5,781,131	5,400,916

NET INCOME (LOSS)	$(23,491,125)	$(21,734,740)

Net income (loss) allocated to limited partners	$(23,256,213)	$(21,518,395)

Net income (loss) allocated to general partner	$ (234,912)	$ (216,345)

Net income (loss) per BAC	$ (7.52)	$ (7.31)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine months Ended December 31,
(Unaudited)

Series 20

	2002	2001

Income
Interest income	$ 1,171	$ 1,834
Other income	4,436	4,886
	5,607	6,720

Share of loss from Operating Partnerships(Note D)	(1,540,746)	(1,369,046)

Expenses
Professional fees	26,918	26,567
Fund management fee (Note C)	269,067	246,719
Organization costs	-	-
Amortization	2,679	2,679
General and administrative expenses	32,456	26,587
	331,120	302,552

NET INCOME (LOSS)	$ (1,866,259)	$ (1,664,878)

Net income (loss) allocated to limited partners	$ (1,847,596)	$ (1,648,229)

Net income (loss) allocated to general partner	$ (18,663)	$ (16,649)

Net income (loss) per BAC	$ (.48)	$ (.43)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine months Ended December 31,
(Unaudited)

Series 21

	2002	2001

Income
Interest income	$ 32,979	$ 8,153
Other income	1,200	2,700
	34,179	10,853

Share of loss from Operating Partnerships(Note D)	(457,362)	(807,373)

Expenses
Professional fees	30,758	18,687
Fund management fee (Note C)	134,050	165,472
Organization costs	-	-
Amortization	1,465	1,465
General and administrative expenses	18,501	18,455
	184,774	204,079

NET INCOME (LOSS)	$ (607,957)	$(1,000,599)

Net income (loss) allocated to limited partners	$ (601,877)	$ (990,593)

Net income (loss) allocated to general partner	$ (6,080)	$ (10,006)

Net income (loss) per BAC	$ (.32)	$ (.52)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine months Ended December 31,
(Unaudited)

Series 22

	2002	2001

Income
Interest income	$ 13,790	$ 9,814
Other income	750	1,800
	14,540	11,614

Share of loss from Operating Partnerships(Note D)	(935,320)	(967,379)

Expenses
Professional fees	25,647	25,092
Fund management fee (Note C)	178,570	170,639
Organization costs	-	-
Amortization	4,605	4,605
General and administrative expenses	29,039	23,041
	237,861	223,377

NET INCOME (LOSS)	$(1,158,641)	$(1,179,142)

Net income (loss) allocated to limited partners	$(1,147,055)	$(1,167,351)

Net income (loss) allocated to general partner	$ (11,586)	$ (11,791)

Net income (loss) per BAC	$ (.45)	$ (.46)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine months Ended December 31,
(Unaudited)

Series 23

	2002	2001

Income
Interest income	$ 761	$ 3,774
Other income	1,500	3,000
	2,261	6,774

Share of loss from Operating Partnerships(Note D)	(881,603)	(920,552)

Expenses
Professional fees	24,817	21,678
Fund management fee (Note C)	171,634	157,416
Organization costs	-	-
Amortization	6,848	6,848
General and administrative expenses	29,997	24,957
	233,296	210,899

NET INCOME (LOSS)	$(1,112,638)	$(1,124,677)

Net income (loss) allocated to limited partners	$(1,101,512)	$(1,113,430)

Net income (loss) allocated to general partner	$ (11,126)	$ (11,247)

Net income (loss) per BAC	$ (.33)	$ (.33)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine months Ended December 31,
(Unaudited)

Series 24

	2002	2001

Income
Interest income	$ 16,860	$ 11,463
Other income	2,947	-
	19,807	11,463

Share of loss from Operating Partnerships(Note D)	(821,100)	(1,004,268)

Expenses
Professional fees	7,307	43,976
Fund management fee (Note C)	143,008	170,064
Organization costs	-	-
Amortization	7,653	7,653
General and administrative expenses	24,403	22,413
	182,371	224,106

NET INCOME (LOSS)	$ (983,664)	$(1,236,911)

Net income (loss) allocated to limited partners	$ (973,827)	$(1,224,542)

Net income (loss) allocated to general partner	$ (9,837)	$ (12,369)

Net income (loss) per BAC	$ (.45)	$ (.56)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine months Ended December 31,
(Unaudited)

Series 25

	2002	2001

Income
Interest income	$ 31,831	$ 14,771
Other income	6,150	-
	37,981	14,771

Share of loss from Operating Partnerships(Note D)	(866,237)	(967,482)

Expenses
Professional fees	27,616	23,940
Fund management fee (Note C)	169,799	178,157
Organization costs	-	-
Amortization	11,414	11,414
General and administrative expenses	29,940	24,610
	238,769	238,121

NET INCOME (LOSS)	$(1,067,025)	$(1,190,832)

Net income (loss) allocated to limited partners	$(1,056,355)	$(1,178,924)

Net income (loss) allocated to general partner	$ (10,670)	$ (11,908)

Net income (loss) per BAC	$ (.35)	$ (.39)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine months Ended December 31,
(Unaudited)

Series 26

	2002	2001

Income
Interest income	$ 1,694	$ 3,493
Other income	4,650	-
	6,344	3,493

Share of loss from Operating Partnerships(Note D)	(1,098,789)	(1,275,359)

Expenses
Professional fees	49,049	34,474
Fund management fee (Note C)	286,173	280,959
Organization costs	-	-
Amortization	12,678	13,454
General and administrative expenses	44,834	27,810
	392,734	356,697

NET INCOME (LOSS)	$(1,485,179)	$ (1,628,563)

Net income (loss) allocated to limited partners	$(1,470,327)	$ (1,612,277)

Net income (loss) allocated to general partner	$ (14,852)	$ (16,286)

Net income (loss) per BAC	$ (.37)	$ (.40)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine months Ended December 31,
(Unaudited)

Series 27

	2002	2001

Income
Interest income	$ 19,099	$ 15,082
Other income	20,992	-
	40,091	15,082

Share of loss from Operating Partnerships(Note D)	(567,834)	(521,597)

Expenses
Professional fees	21,920	33,063
Fund management fee (Note C)	202,674	213,948
Organization costs	-	-
Amortization	11,741	11,741
General and administrative expenses	23,426	21,252
	259,761	280,004

NET INCOME (LOSS)	$ (787,504)	$ (786,519)

Net income (loss) allocated to limited partners	$ (779,629)	$ (778,654)

Net income (loss) allocated to general partner	$ (7,875)	$ (7,865)

Net income (loss) per BAC	$ (.32)	$ (.32)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine months Ended December 31,
(Unaudited)

Series 28

	2002	2001

Income
Interest income	$ 55,391	$ 54,639
Other income	7,500	-
	62,891	54,639

Share of loss from Operating Partnerships(Note D)	(1,067,379)	(1,178,434)

Expenses
Professional fees	30,969	34,875
Fund management fee (Note C)	223,874	200,779
Organization costs	-	-
Amortization	2,475	2,475
General and administrative expenses	35,472	34,413
	292,790	272,542

NET INCOME (LOSS)	$(1,297,278)	$(1,396,337)

Net income (loss) allocated to limited partners	$(1,284,305)	$(1,382,374)

Net income (loss) allocated to general partner	$ (12,973)	$ (13,963)

Net income (loss) per BAC	$ (.32)	$ (.35)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine months Ended December 31,
(Unaudited)

Series 29

	2002	2001

Income
Interest income	$ 23,997	$ 41,135
Other income	-	-
	23,997	41,135

Share of loss from Operating Partnerships(Note D)	(1,350,492)	(1,163,614)

Expenses
Professional fees	31,115	28,670
Fund management fee (Note C)	251,985	222,638
Organization costs	-	-
Amortization	2,483	2,484
General and administrative expenses	34,000	30,425
	319,583	284,217

NET INCOME (LOSS)	$(1,646,078)	$(1,406,696)

Net income (loss) allocated to limited partners	$(1,629,617)	$(1,392,629)

Net income (loss) allocated to general partner	$ (16,461)	$ (14,067)

Net income (loss) per BAC	$ (.41)	$ (.35)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine months Ended December 31,
(Unaudited)

Series 30

	2002	2001

Income
Interest income	$ 12,369	$ 35,974
Other income	-	-
	12,369	35,974

Share of loss from Operating Partnerships(Note D)	(790,595)	(929,956)

Expenses
Professional fees	21,563	58,985
Fund management fee (Note C)	148,723	125,737
Organization costs	-	-
Amortization	15,930	15,927
General and administrative expenses	23,499	21,771
	209,715	222,420

NET INCOME (LOSS)	$ (987,941)	$(1,116,402)

Net income (loss) allocated to limited partners	$ (978,062)	$(1,105,238)

Net income (loss) allocated to general partner	$ (9,879)	$ (11,164)

Net income (loss) per BAC	$ (.37)	$ (.42)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine months Ended December 31,
(Unaudited)

Series 31

	2002	2001

Income
Interest income	$ 18,467	$ 63,014
Other income	-	-
	18,467	63,014

Share of loss from Operating Partnerships(Note D)	(1,225,110)	(1,518,946)

Expenses
Professional fees	26,434	33,104
Fund management fee (Note C)	259,930	252,938
Organization costs	-	-
Amortization	-	-
General and administrative expenses	34,527	31,436
	320,891	317,478

NET INCOME (LOSS)	$(1,527,534)	$(1,773,410)

Net income (loss) allocated to limited partners	$(1,512,259)	$(1,755,676)

Net income (loss) allocated to general partner	$ (15,275)	$ (17,734)

Net income (loss) per BAC	$ (.34)	$ (.40)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine months Ended December 31,
(Unaudited)

Series 32

	2002	2001

Income
Interest income	$ 28,957	$ 44,770
Other income	-	-
	28,957	44,770

Share of loss from Operating Partnerships(Note D)	(1,055,123)	(762,995)

Expenses
Professional fees	32,101	32,336
Fund management fee (Note C)	239,178	221,806
Organization costs	-	-
Amortization	27,443	27,443
General and administrative expenses	28,759	34,467
	327,481	316,052

NET INCOME (LOSS)	$(1,353,647)	$(1,034,277)

Net income (loss) allocated to limited partners	$(1,340,111)	$(1,023,934)

Net income (loss) allocated to general partner	$ (13,536)	$ (10,343)

Net income (loss) per BAC	$ (.28)	$ (.22)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine months Ended December 31,
(Unaudited)

Series 33

	2002	2001

Income
Interest income	$ 1,553	$ 19,995
Other income	-	-
	1,553	19,995

Share of loss from Operating Partnerships(Note D)	(637,002)	(313,896)

Expenses
Professional fees	15,611	33,739
Fund management fee (Note C)	19,533	94,819
Organization costs	-	-
Amortization	20,459	20,460
General and administrative expenses	18,704	22,523
	174,327	171,541

NET INCOME (LOSS)	$ (809,776)	$ (465,442)

Net income (loss) allocated to limited partners	$ (801,678)	$ (460,788)

Net income (loss) allocated to general Partner	$ (8,098)	$ (4,654)

Net income (loss) per BAC	$ (.30)	$ (.17)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine months Ended December 31,
(Unaudited)

Series 34

	2002	2001

Income
Interest income	$ 1,971	$ 4,611
Other income	-	-
	1,971	4,611

Share of loss from Operating Partnerships(Note D)	(1,116,546)	(869,109)

Expenses
Professional fees	18,971	17,838
Fund management fee (Note C)	218,696	198,054
Organization costs	-	-
Amortization	32,953	32,955
General and administrative expenses	22,784	25,287
	293,404	274,134

NET INCOME (LOSS)	$(1,407,979)	$(1,138,632)

Net income (loss) allocated to limited partners	$(1,393,899)	$(1,127,246)

Net income (loss) allocated to general partner	$ (14,080)	$ (11,386)

Net income (loss) per BAC	$ (.40)	$ (.32)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine months Ended December 31,
(Unaudited)

Series 35

	2002	2001

Income
Interest income	$ 55,546	$ 71,820
Other income	-	-
	55,546	71,820

Share of loss from Operating Partnerships(Note D)	(941,747)	(1,048,478)

Expenses
Professional fees	11,130	12,976
Fund management fee (Note C)	158,554	161,753
Organization costs	-	-
Amortization	96,928	96,939
General and administrative expenses	22,133	31,144
	288,745	302,812

NET INCOME (LOSS)	$(1,174,946)	$(1,279,470)

Net income (loss) allocated to limited partners	$(1,163,197)	$(1,267,675)

Net income (loss) allocated to general partner	$ (11,749)	$ (11,795)

Net income (loss) per BAC	$ (.35)	$ (.38)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine months Ended December 31,
(Unaudited)

Series 36

	2002	2001

Income
Interest income	$ 206	$ 4,165
Other income	675	-
	881	4,165

Share of loss from Operating Partnerships(Note D)	(541,522)	(575,682)

Expenses
Professional fees	14,490	11,156
Fund management fee (Note C)	116,206	114,707
Organization costs	-	-
Amortization	66,347	65,321
General and administrative expenses	20,581	22,642
	217,624	213,826

NET INCOME (LOSS)	$ (758,265)	$ (785,343)

Net income (loss) allocated to limited partners	$ (750,682)	$ (777,490)

Net income (loss) allocated to general partner	$ (7,583)	$ (7,853)

Net income (loss) per BAC	$ (.36)	$ (.37)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine months Ended December 31,
(Unaudited)

Series 37

	2002	2001

Income
Interest income	$ 3,272	$ 10,224
Other income	-	-
	3,272	10,224

Share of loss from Operating Partnerships(Note D)	(358,513)	(459,799)

Expenses
Professional fees	15,798	12,498
Fund management fee (Note C)	129,368	123,850
Organization costs	-	-
Amortization	71,116	71,016
General and administrative expenses	18,704	24,886
	234,986	232,250

NET INCOME (LOSS)	$ (590,227)	$ (681,825)

Net income (loss) allocated to limited partners	$ (584,325)	$ (675,007)

Net income (loss) allocated to general partner	$ (5,902)	$ (6,818)

Net income (loss) per BAC	$ (.23)	$ (.27)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine months Ended December 31,
(Unaudited)

Series 38

	2002	2001

Income
Interest income	$ 14,712	$ 90,796
Other income	-	-
	14,712	90,796

Share of loss from Operating Partnerships(Note D)	(469,049)	(141,218)

Expenses
Professional fees	16,451	15,101
Fund management fee (Note C)	103,493	121,599
Organization costs	-	-
Amortization	74,185	26,222
General and administrative expenses	22,396	33,951
	216,525	196,873

NET INCOME (LOSS)	$ (670,862)	$ (247,295)

Net income (loss) allocated to limited partners	$ (664,153)	$ (244,822)

Net income (loss) allocated to general partner	$ (6,709)	$ (2,473)

Net income (loss) per BAC	$ (.26)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine months Ended December 31,
(Unaudited)

Series 39

	2002	2001

Income
Interest income	$ 2,313	$ 115,782
Other income	-	-
	2,313	115,782

Share of loss from Operating Partnerships(Note D)	(536,503)	(298,274)

Expenses
Professional fees	17,864	23,975
Fund management fee (Note C)	91,514	89,488
Organization costs	-	-
Amortization	67,743	1,908
General and administrative expenses	18,456	49,584
	195,577	164,955

NET INCOME (LOSS)	$ (729,767)	$ (347,447)

Net income (loss) allocated to limited partners	$ (722,469)	$ (343,973)

Net income (loss) allocated to general partner	$ (7,298)	$ (3,474)

Net income (loss) per BAC	$ (.32)	$ (.15)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine months Ended December 31,
(Unaudited)

Series 40

	2002	2001

Income
Interest income	$ 87,094	$ 115,521
Other income	31,914	-
	119,008	115,521

Share of loss from Operating Partnerships(Note D)	(510,446)	(139)

Expenses
Professional fees	24,908	18,408
Fund management fee (Note C)	116,051	109,154
Organization costs	-	27,936
Amortization	-	-
General and administrative expenses	37,375	64,805
	178,334	220,303

NET INCOME (LOSS)	$ (569,772)	$ (104,921)

Net income (loss) allocated to limited partners	$ (564,074)	$ (103,872)

Net income (loss) allocated to general partner	$ (5,698)	$ (1,049)

Net income (loss) per BAC	$ (.21)	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine months Ended December 31,
(Unaudited)

Series 41

	2002	2001

Income
Interest income	$ 73,470	$ 6,556
Other income	-	-
	73,470	6,556

Share of loss from Operating Partnerships(Note D)	(610,690)	-

Expenses
Professional fees	15,485	10,346
Fund management fee (Note C)	136,235	26,072
Organization costs	-	77,330
Amortization	-	-
General and administrative expenses	53,401	37,930
	205,121	151,678

NET INCOME (LOSS)	$ (742,341)	$(145,122)

Net income (loss) allocated to limited partners	$ (734,918)	$(143,671)

Net income (loss) allocated to general partner	$ (7,423)	$ (1,451

Net income (loss) per BAC	$ (0.25)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine months Ended December 31,
(Unaudited)

Series 42*

2002

Income
Interest income	$ 113,206
Other income	-
113,206

Share of loss from Operating Partnerships(Note D)	(26,677)

Expenses
Professional fees	8,758
Fund management fee (Note C)	87,491
Organization costs	20,000
Amortization	-
General and administrative expenses	38,769
155,018

NET INCOME (LOSS)	$ (68,489)

Net income (loss) allocated to limited partners	$ (67,804)

Net income (loss) allocated to general partner	$ (685)

Net income (loss) per BAC	$ (.02)

*Series 42 did not commence operations until after December 31,2001, therefore it does not have comparative information to report

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine months Ended December 31,
(Unaudited)

Series 43*

2002

Income
Interest income	$ 2,968
Other income	-
2,968

Share of loss from Operating Partnerships(Note D)	-

Expenses
Professional fees	1,905
Fund management fee (Note C)	15,671
Organization costs	57,364
Amortization	-
General and administrative expenses	15,384
90,324

NET INCOME (LOSS)	$ (87,356)

Net income (loss) allocated to limited partners	$ (86,482)

Net income (loss) allocated to general partner	$ (874)

Net income (loss) per BAC	$ (0.02)

*Series 43 did not commence operations until after December 31,2001, therefore it does not have comparative information to report

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine months Ended December 31, 2002
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total

Partners' capital (deficit) April 1, 2002	$ 437,739,660	$ (1,446,904)	$ 23,157	$ 436,315,913

Capital contributions	59,244,730	-	-	59,244,730

Selling commissions and registration costs	(7,497,923)	-	-	(7,497,923)

Net income (loss)	(23,256,213)	(234,912)	-	(23,491,125)

Partners' capital (deficit), December 31, 2002	$ 466,230,254	$ (1,681,816)	$ 23,157	$ 464,571,595

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine months Ended December 31, 2002
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 20
Partners' capital (deficit) April 1, 2002	$13,200,923	$ (200,561)	$ -	$ 13,000,362

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,847,596)	(18,663)	-	(1,866,259)

Partners' capital (deficit), December 31, 2002	$ 11,353,327	$ (219,224)	$ -	$ 11,134,103

Series 21
Partners' capital (deficit) April 1, 2002	$ 3,264,672	$ (130,612)	$ 57	$ 3,134,117

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(601,877)	(6,080)	-	(607,957)

Partners' capital (deficit), December 31, 2002	$ 2,662,795	$ (136,692)	$ 57	$ 2,526,160

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine months Ended December 31, 2002
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 22
Partners' capital (deficit) April 1, 2002	$ 10,457,633	$ (115,662)	$ 1,096	$ 10,343,067

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,147,055)	(11,586)	-	(1,158,641)

Partners' capital (deficit), December 31, 2002	$ 9,310,578	$ (127,248)	$ 1,096	$ 9,184,426

Series 23
Partners' capital (deficit) April 1, 2002	$ 17,555,202	$ (110,398)	$ -	$ 17,444,804

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,101,512)	(11,126)	-	(1,112,638)

Partners' capital (deficit), December 31, 2002	$ 16,453,690	$ (121,524)	$ -	$ 16,332,166

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine months Ended December 31, 2002
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 24
Partners' capital (deficit) April 1, 2002	$ 8,856,179	$ (97,714)	$ 1,340	$ 8,759,805

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(973,827)	(9,837)	-	(983,664)

Partners' capital (deficit), December 31, 2002	$ 7,882,352	$ (107,551)	$ 1,340	$ 7,776,141

Series 25
Partners' capital (deficit) April 1, 2002	$ 16,116,208	$ (97,255)	$ 1,621	$ 16,020,574

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,056,355)	(10,670)	-	(1,067,025)

Partners' capital (deficit), December 31, 2002	$ 15,059,853	$ (107,925)	$ 1,621	$ 14,953,549

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine months Ended December 31, 2002
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 26
Partners' capital (deficit) April 1, 2002	$ 24,678,299	$ (94,414)	$ -	$ 24,583,885

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,470,327)	(14,852)	-	(1,485,179)

Partners' capital (deficit), December 31, 2002	$ 23,207,972	$ (109,266)	$ -	$ 23,098,706

Series 27
Partners' capital (deficit) April 1, 2002	$ 15,363,269	$ (53,348)	$ 1,419	$ 15,311,340

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(779,629)	(7,875)	-	(787,504)

Partners' capital (deficit), December 31, 2002	$ 14,583,640	$ (61,223)	$ 1,419	$ 14,523,836

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine months Ended December 31, 2002
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 28
Partners' capital (deficit) April 1, 2002	$ 28,067,294	$ (63,713)	$ 2,742	$ 28,006,323

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,284,305)	(12,973)	-	(1,297,278)

Partners' capital (deficit), December 31, 2002	$ 26,782,989	$ (76,686)	$ 2,742	$ 26,709,045

Series 29
Partners' capital (deficit) April 1, 2002	$ 24,976,414	$ (89,780)	$ 1,426	$ 24,888,060

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,629,617)	(16,461)	-	(1,646,078)

Partners' capital (deficit), December 31, 2002	$ 23,346,797	$ (106,241)	$ 1,426	$ 23,241,982

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine months Ended December 31, 2002
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 30
Partners' capital (deficit) April 1, 2002	$ 18,914,962	$ (38,290)	$ 998	$ 18,877,670

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(978,062)	(9,879)	-	(987,941)

Partners' capital (deficit), December 31, 2002	$ 17,936,900	$ (48,169)	$ 998	$ 17,889,729

Series 31
Partners' capital (deficit) April 1, 2002	$ 28,884,324	$ (91,330)	$ 1,901	$ 28,794,895

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,512,259)	(15,275)	-	(1,527,534)

Partners' capital (deficit), December 31, 2002	$ 27,372,065	$ (106,605)	$ 1,901	$ 27,267,361

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine months Ended December 31, 2002
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 32
Partners' capital (deficit) April 1, 2002	$ 34,210,853	$ (64,902)	$ -	$ 34,145,951

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,340,111)	(13,536)	-	(1,353,647)

Partners' capital (deficit), December 31, 2002	$ 32,870,742	$ (78,438)	$ -	$ 32,792,304

Series 33
Partners' capital (deficit) April 1, 2002	$ 19,454,616	$ (31,550)	$ -	$ 19,423,066

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(801,678)	(8,098)	-	(809,776)

Partners' capital (deficit), December 31, 2002	$ 18,652,938	$ (39,648)	$ -	$ 18,613,290

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine months Ended December 31, 2002
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 34
Partners' capital (deficit) April 1, 2002	$ 24,895,844	$ (51,970)	$ -	$ 24,843,874

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,393,899)	(14,080)	-	(1,407,979)

Partners' capital (deficit), December 31, 2002	$ 23,501,945	$ (66,050)	$ -	$ 23,435,895

Series 35
Partners' capital (deficit) April 1, 2002	$ 24,652,271	$ (35,861)	$ 267	$ 24,616,677

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,163,197)	(11,749)	-	(1,174,946)

Partners' capital (deficit), December 31, 2002	$ 23,489,074	$ (47,610)	$ 267	$ 23,441,731

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine months Ended December 31, 2002
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 36
Partners' capital (deficit) April 1, 2002	$ 15,364,006	$ (25,276)	$ -	$ 15,338,730

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(750,682)	(7,583)	-	(758,265)

Partners' capital (deficit), December 31, 2002	$ 14,613,324	$ (32,859)	$ -	$ 14,580,465

Series 37
Partners' capital (deficit) April 1, 2002	$ 20,149,669	$ (14,209)	$	$ 20,135,460

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(584,325)	(5,902)	-	(590,227)

Partners' capital (deficit), December 31, 2002	$ 19,565,344	$ (20,111)	$	$ 19,545,233

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine months Ended December 31, 2002
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 38
Partners' capital (deficit) April 1, 2002	$ 20,211,572	$ (16,332)	$ 633	$ 20,195,873

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(664,153)	(6,709)	-	(670,862)

Partners' capital (deficit), December 31, 2002	$ 19,547,419	$ (23,041)	$ 633	$ 19,525,011

Series 39
Partners' capital (deficit) April 1, 2002	$ 18,387,300	$ (12,696)	$ 167	$ 18,374,771

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(722,469)	(7,298)	-	(729,767)

Partners' capital (deficit), December 31, 2002	$ 17,664,831	$ (19,994)	$ 167	$ 17,645,004

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine months Ended December 31, 2002
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 40
Partners' capital (deficit) April 1, 2002	$ 21,789,671	$ (7,089)	$ 11,196	$ 21,793,778

Capital contributions	-	-	-	-

Selling commissions and registration costs	2,804	-	-	2,804

Net income (loss)	(564,074)	(5,698)	-	(569,772)

Partners' capital (deficit), December 31, 2002	$ 21,228,401	$ (12,787)	$ 11,196	$ 21,226,810

Series 41
Partners' capital (deficit) April 1, 2002	$ 24,703,570	$ (2,839)	$ (1,706)	$ 24,699,025

Capital contributions	-	-	-	-

Selling commissions and registration costs	71,319	-	-	71,319

Net income (loss)	(734,918)	(7,423)	-	(742,341)

Partners' capital (deficit), December 31, 2002	$ 24,039,971	$ (10,262)	$ (1,706)	$ 24,028,003

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine months Ended December 31, 2002
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 42
Partners' capital (deficit) April 1, 2002	$ 3,584,909	$ (1,103)	$ -	$ 3,583,806

Capital contributions	22,864,860	-	-	22,864,860

Selling commissions and registration costs	(3,033,409)	-	-	(3,033,409)

Net income (loss)	(67,804)	(685)	-	(68,489)

Partners' capital (deficit), December 31, 2002	$ 23,348,556	$ (1,788)	$ -	$ 23,346,768

Series 43
Partners' capital (deficit) April 1, 2002	$ -	$ -	$ -	$ -

Capital contributions	36,379,870	-	-	36,379,870

Selling commissions and registration costs	(4,538,637)			(4,538,637)

Net income (loss)	(86,482)	(874)	-	(87,356)

Partners' capital (deficit), December 31, 2002	$ 31,754,751	$ (874)	$ -	$ 31,753,877

,

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

	2002	2001
Cash flows from operating activities:

Net income (loss)	$(23,491,125)	$(21,734,740)
Adjustments
Amortization	537,145	423,009
Distributions from Operating Partnerships	111,942	127,035
Share of Loss from Operating Partnerships	18,406,385	17,093,596
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	2,778,407	319,837
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	(18,742,636)	1,307,885
(Decrease) Increase in accounts payable affiliates	3,252,847	2,200,498
Line of credit	(5,708,074)	(2,125,548)

Net cash (used in) provided by operating activities	(22,855,109)	(2,388,428)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(6,666,902)	(4,577,446)
Capital contributions paid to Operating Partnerships	(33,046,482)	(34,758,923)
Advances to Operating Partnerships	(2,042,894)	(2,399,638)
Investments	3,948,391	1,808,773

Net cash (used in) provided by investing activities	(37,807,887)	(39,927,234)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	(7,497,923)	(5,456,176)
Capital contributions received	59,244,730	40,720,250

Net cash (used in) provided by financing activities	51,746,807	35,264,074

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,916,189)	(7,051,588)

Cash and cash equivalents, beginning	18,950,441	21,596,216

Cash and cash equivalents, ending	$ 10,034,252	$ 14,544,628

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 17,146,781	$ 7,051,588

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 20

	2002	2001
Cash flows from operating activities:

Net income (loss)	$(1,866,259)	$(1,664,878)
Adjustments
Amortization	2,679	2,679
Distributions from Operating Partnerships	13,361	10,437
Share of Loss from Operating Partnerships	1,540,746	1,369,046
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses		-
Decrease (Increase) in accounts receivable	(111,637)	(116,326)
(Decrease) Increase in accounts payable affiliates	396,070	400,823
Line of credit	-	-

Net cash (used in) provided by operating activities	(25,040)	1,781

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 20

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,040)	1,781

Cash and cash equivalents, beginning	217,550	179,335

Cash and cash equivalents, ending	$ 192,510	$ 181,116

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 21

	2002	2001
Cash flows from operating activities:

Net income (loss)	$ (607,957)	$ (1,000,599)
Adjustments
Amortization	1,465	1,465
Distributions from Operating Partnerships	436	10,499
Share of Loss from Operating Partnerships	457,362	807,373
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	50,000	939
(Decrease) Increase in accounts payable affiliates	169,380	(30,620)
Line of credit	-	-
Net cash (used in) provided by operating activities	70,686	(210,943)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(215,077)	-
Advances to Operating Partnerships	183,904	-
Investments	9,166	222,381

Net cash (used in) provided by investing activities	(22,007)	222,381

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 21

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	48,679	11,438

Cash and cash equivalents, beginning	237,787	235,224

Cash and cash equivalents, ending	286,466	246,662

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 22

	2002	2001
Cash flows from operating activities:

Net income (loss)	$ (1,158,641)	$ (1,179,142)
Adjustments
Amortization	4,605	4,605
Distributions from Operating Partnerships	7,976	6,861
Share of Loss from Operating Partnerships	935,320	967,379
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	140,944	-
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	17	(4,781)
(Decrease) Increase in accounts payable affiliates		190,944
Line of credit	-	-

Net cash (used in) provided by operating activities	(69,779)	(14,134)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(1,500)	(51,114)
Advances to Operating Partnerships	-	-
Investments	173,915	(48,219)

Net cash (used in) provided by investing activities	172,415	(99,333)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 22

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	102,636	(113,467)

Cash and cash equivalents, beginning	254,977	352,021

Cash and cash equivalents, ending	$ 357,613	$ 238,554

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 23

	2002	2001
Cash flows from operating activities:

Net income (loss)	$ (1,112,638)	$ (1,124,677)
Adjustments
Amortization	6,848	6,848
Distributions from Operating Partnerships	801	5,238
Share of Loss from Operating Partnerships	881,603	920,552
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	130,197	34,087
Line of credit	-	55,197

Net cash (used in) provided by operating activities	(93,189)	(102,755)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 23

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(93,189)	(136,839)

Cash and cash equivalents, beginning	176,646	293,829

Cash and cash equivalents, ending	$ 83,457	$ 156,990

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 24

	2002	2001
Cash flows from operating activities:

Net income (loss)	$ (983,664)	$ (1,236,911)
Adjustments
Amortization	7,653	7,653
Distributions from Operating Partnerships	-	4,051
Share of Loss from Operating Partnerships	821,100	1,004,268
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	3
Decrease (Increase) in accounts receivable	17,967	(4,433)
(Decrease) Increase in accounts payable affiliates	10,947	175,014
Line of credit	175,014	-
Net cash (used in) provided by operating activities	49,017	(50,355)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(128,267)	-
Advances to Operating Partnerships	-	-
Investments	212,622	(58,890)

Net cash (used in) provided by investing activities	84,355	(58,890)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 24

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	133,372	(109,248)

Cash and cash equivalents, beginning	264,742	362,301

Cash and cash equivalents, ending	$ 398,114	$ 253,053

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 25

	2002	2001
Cash flows from operating activities:

Net income (loss)	$ (1,067,025)	$ (1,190,832)
Adjustments
Amortization	11,414	11,414
Distributions from Operating Partnerships	10,164	19,293
Share of Loss from Operating Partnerships	866,237	967,482
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	20,022	30,681
(Decrease) Increase in accounts payable affiliates	204,507	204,507
Line of credit	-	-

Net cash (used in) provided by operating activities	45,319	42,545)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(134,613)	(21,500)
Advances to Operating Partnerships	-	-
Investments	(118,724)	(71,063)

Net cash (used in) provided by investing activities	(253,337)	(92,563)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 25

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(208,018)	(50,018)

Cash and cash equivalents, beginning	463,598	494,183

Cash and cash equivalents, ending	$ 255,580	$ 444,165

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,

(Unaudited)

Series 26

	2002	2001
Cash flows from operating activities:

Net income (loss)	$(1,485,179)	$(1,628,563)
Adjustments
Amortization	12,678	13,454
Distributions from Operating Partnerships	10,333	13,449
Share of Loss from Operating Partnerships	1,098,789	1,275,359
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	2,100	-
Decrease (Increase) in accounts receivable	17,717	(18,290)
(Decrease) Increase in accounts payable affiliates	328,185	328,185
Line of credit	-	-

Net cash (used in) provided by operating activities	(15,377)	(16,406)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(67,590)	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	(67,590)	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 26

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(82,967)	(16,406)

Cash and cash equivalents, beginning	324,565	335,066

Cash and cash equivalents, ending	$ 241,598	$ 318,660

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 27

	2002	2001
Cash flows from operating activities:

Net income (loss)	$ (787,504)	$ (786,519)
Adjustments
Amortization	11,741	11,741
Distributions from Operating Partnerships	101	8,140
Share of Loss from Operating Partnerships	567,834	521,597
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(2,080)	821
(Decrease) Increase in accounts payable affiliates	236,404	136,403
Line of credit	-	-

Net cash (used in) provided by Operating activities	26,496	(107,817)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(107,464)	(109,512)
Advances to Operating Partnerships	-
Investments	(457)	(7,543)

Net cash (used in) provided by investing activities	(107,921)	(117,055)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 27

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(81,425)	(224,872)

Cash and cash equivalents, beginning	430,440	647,352

Cash and cash equivalents, ending	$ 349,015	$ 422,480

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 28

	2002	2001
Cash flows from operating activities:

Net income (loss)	$ (1,297,278)	$ (1,396,337)
Adjustments
Amortization	2,475	2,475
Distributions from Operating Partnerships	37,170	21,949
Share of Loss from Operating Partnerships	1,067,379	1,178,434
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	38	3,243
(Decrease) Increase in accounts payable affiliates	-	-
Line of credit	-	-

Net cash (used in) provided by operating activities	(190,216)	(190,236)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(596,003)
Advances to Operating Partnerships	500,000	(275,000)
Investments	52,843	657,039

Net cash (used in) provided by investing activities	552,843	(213,964)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 28

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	362,627	(404,200)

Cash and cash equivalents, beginning	510,061	1,117,380

Cash and cash equivalents, ending	$ 872,688	$ 713,184

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,

(Unaudited)

Series 29

	2002	2001
Cash flows from operating activities:

Net income (loss)	$(1,646,078)	$(1,406,696)
Adjustments
Amortization	2,483	2,484
Distributions from Operating Partnerships	-	1,966
Share of Loss from Operating Partnerships	1,350,492	1,163,614
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	253,485	-
Decrease (Increase) in accounts receivable	4,048	(4,096)
(Decrease) Increase in accounts payable affiliates	-	125,320
Line of credit	-	-

Net cash (used in) provided by operating activities	(35,570)	(117,408)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(283,919)
Advances to Operating Partnerships	(363,346)	-
Investments	75,773	78,413

Net cash (used in) provided by investing activities	(287,573)	(205,506)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 29

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(323,143)	(322,914)

Cash and cash equivalents, beginning	577,830	875,595

Cash and cash equivalents, ending	$ 254,687	$ 522,681

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 30

	2002	2001
Cash flows from operating activities:

Net income (loss)	$ (987,941)	$ (1,116,402)
Adjustments
Amortization	15,930	15,927
Distributions from Operating Partnerships	6,549	15,000
Share of Loss from Operating Partnerships	790,595	929,956
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	14	370,263
(Decrease) Increase in accounts payable affiliates	-	-
Line of credit	-	-

Net cash (used in) provided by operating activities	(174,853)	214,744

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(12)
Capital contributions paid to Operating Partnerships	-	(162,882)
Advances to Operating Partnerships	(54,233)	-
Investments	158,269	74,011

Net cash (used in) provided by investing activities	104,036	(88,883)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 30

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(70,817)	125,861

Cash and cash equivalents, beginning	256,324	735,208

Cash and cash equivalents, ending	$ 185,507	$ 861,069

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 31

	2002	2001
Cash flows from operating activities:

Net income (loss)	$(1,527,534)	$(1,773,410)
Adjustments
Amortization	-	-
Distributions from Operating Partnerships	6,537	10,374
Share of Loss from Operating Partnerships	1,225,110	1,518,946
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-
Decrease (Increase) in accounts receivable	(325,969)	(156,623)
(Decrease) Increase in accounts payable affiliates	-	-
Line of credit	-	-

Net cash (used in) provided by operating activities	(621,856)	(400,713)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(34,142)	(327,137)
Advances to Operating Partnerships	-	200,000
Investments	301,466	177,755

Net cash (used in) provided by investing activities	267,324	50,618

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 31

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(354,532)	(350,095)

Cash and cash equivalents, beginning	680,648	1,118,740

Cash and cash equivalents, ending	$ 326,116	$ 768,645

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 32

	2002	2001
Cash flows from operating activities:

Net income (loss)	$ (1,353,647)	$ (1,034,277)
Adjustments
Amortization	27,443	27,443
Distributions from Operating Partnerships	8,500	(2,005)
Share of Loss from Operating Partnerships	1,055,123	762,995
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	90,775	14,302
(Decrease) Increase in accounts payable affiliates	49,678	49,407
Line of credit	-	-

Net cash (used in) provided by operating activities	(122,128)	(182,135)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(10,108)
Capital contributions paid to Operating Partnerships	(156,195)	(377,925)
Advances to Operating Partnerships	57,092	(526,673)
Investments	-	474,374

Net cash (used in) provided by investing activities	(99,103)	(440,332)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 32

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(221,231)	(622,467)

Cash and cash equivalents, beginning	491,354	1,111,983

Cash and cash equivalents, ending	$ 270,123	$ 489,516

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 33

	2002	2001
Cash flows from operating activities:

Net income (loss)	$ (809,776)	$ (465,442)
Adjustments
Amortization	20,459	20,460
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	637,002	313,896
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	(2,536)
Decrease (Increase) in accounts receivable	70,000	49,526
(Decrease) Increase in accounts payable affiliates	80,473	30,329
Line of credit	-	-

Net cash (used in) provided by operating activities	(1,842)	(53,767)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(12)
Capital contributions paid to Operating Partnerships	(549,081)	(981,361)
Advances to Operating Partnerships	-	-
Investments	-	611,183

Net cash (used in) provided by investing activities	(549,081)	(370,190)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 33

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(550,923)	(423,957)

Cash and cash equivalents, beginning	724,344	1,147,109

Cash and cash equivalents, ending	$ 173,421	$ 723,152

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 34

	2002	2001
Cash flows from operating activities:

Net income (loss)	$ (1,407,979)	$ (1,138,632)
Adjustments
Amortization	32,953	32,955
Distributions from Operating Partnerships	34	138
Share of Loss from Operating Partnerships	1,116,546	869,109
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	6,464
(Decrease) Increase in accounts payable affiliates	219,896	219,870
Line of credit	-	-

Net cash (used in) provided by operating activities	(38,550)	(10,096)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(56,334)	(240,788)
Advances to Operating Partnerships	-	275,000
Investments	-	-

Net cash (used in) provided by investing activities	(56,334)	34,212

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 34

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(94,884)	24,116

Cash and cash equivalents, beginning	382,970	349,527

Cash and cash equivalents, ending	$ 288,086	$ 373,643

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 35

	2002	2001
Cash flows from operating activities:

Net income (loss)	$ (1,174,946)	$ (1,279,470)
Adjustments
Amortization	96,928	96,939
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	941,747	1,048,478
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(112,956)	627,957
(Decrease) Increase in accounts payable affiliates	47,387	47,385
Line of credit	-	-

Net cash (used in) provided by operating activities	(201,840)	541,289

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(1,142,456)	(700,592)
Advances to Operating Partnerships	595,535	-
Investments	611,180	277,103

Net cash (used in) provided by investing activities	64,259	(423,489)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 35

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(137,581)	117,800

Cash and cash equivalents, beginning	708,626	681,948

Cash and cash equivalents, ending	$ 571,045	$ 799,748

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 36

	2002	2001
Cash flows from operating activities:

Net income (loss)	$ (758,265)	$ (785,343)
Adjustments
Amortization	66,347	65,321
Distributions from Operating Partnerships	3,881	1,645
Share of Loss from Operating Partnerships	541,522	575,682
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(6,669)	(4,410)
Decrease (Increase) in accounts receivable	-	(68,633)
(Decrease) Increase in accounts payable affiliates	126,908	120,564
Line of credit	-	-

Net cash (used in) provided by operating activities	(26,276)	(95,174)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(4,435)
Capital contributions paid to Operating Partnerships	-	(295,558)
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	(299,993)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 36

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,276)	(395,167)

Cash and cash equivalents, beginning	45,839	440,801

Cash and cash equivalents, ending	$ 19,563	$ 45,634

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 37

	2002	2001
Cash flows from operating activities:

Net income (loss)	$ (590,227)	$ (681,825)
Adjustments
Amortization	71,116	71,016
Distributions from Operating Partnerships	3,881	-
Share of Loss from Operating Partnerships	358,513	459,799
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(100,000)	(26,521)
Decrease (Increase) in accounts receivable	-	1,524,108
(Decrease) Increase in accounts payable affiliates	131,868	37,647
Line of credit	-	-

Net cash (used in) provided by operating activities	(124,849)	1,384,224

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(689)	(11,420)
Capital contributions paid to Operating Partnerships	(156,120)	(3,673,502)
Advances to Operating Partnerships	-	997,985
Investments	-	576,017

Net cash (used in) provided by investing activities	(156,809)	(2,110,920)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 37

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(281,658)	(726,696)

Cash and cash equivalents, beginning	559,002	1,357,135

Cash and cash equivalents, ending	$ 277,344	$ 630,439

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 38

	2002	2001
Cash flows from operating activities:

Net income (loss)	$ (670,862)	$ (247,295)
Adjustments
Amortization	74,185	26,222
Distributions from Operating Partnerships	2,218	-
Share of Loss from Operating Partnerships	469,049	141,218
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	(2,733)
Decrease (Increase) in accounts receivable	100,000	129,669
(Decrease) Increase in accounts payable affiliates	123,293	26,235
Line of credit	-	-

Net cash (used in) provided by operating activities	97,883	73,316

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(1,170)	24,253
Capital contributions paid to Operating Partnerships	(1,101,770)	(3,220,103)
Advances to Operating Partnerships	-	755,920
Investments	501,701	(290,670)

Net cash (used in) provided by investing activities	(601,239)	(2,730,600)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 38

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	(36)
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	(36)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(503,356)	(2,657,320)

Cash and cash equivalents, beginning	644,013	3,300,784

Cash and cash equivalents, ending	$ 140,657	$ 643,464

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ 116,325

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 39

	2002	2001
Cash flows from operating activities:

Net income (loss)	$ (729,767)	$ (347,447)
Adjustments
Amortization	67,743	1,908
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	536,503	298,274
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	(28,722)
Decrease (Increase) in accounts receivable	902,108	(870,392)
(Decrease) Increase in accounts payable affiliates	102,600	3,538
Line of credit	-	-

Net cash (used in) provided by operating activities	879,187	(942,841)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(1,440)	(62,404)
Capital contributions paid to Operating Partnerships	(1,935,689)	(4,774,734)
Advances to Operating Partnerships	543,567	(1,015,112)
Investments	26,858	1,423,728)

Net cash (used in) provided by investing activities	(1,366,704)	(4,428,522)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 39

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	(13,303)
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	(13,303)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(487,517)	(5,384,666)

Cash and cash equivalents, beginning	532,334	5,907,337

Cash and cash equivalents, ending	$ 44,817	$ 522,671

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ 334,686

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 40

	2002	2001
Cash flows from operating activities:

Net income (xloss)	$ (569,772)	$ (104,921)
Adjustments
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	510,446	139
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	35,525	(32,225)
Decrease (Increase) in accounts receivable	(157,489)	1,524,317
(Decrease) Increase in accounts payable affiliates	133,001	47,350
Line of credit	-	(2,125,548)

Net cash (used in) provided by operating activities	(48,289)	(690,888)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(183,969)	(2,538,649)
Capital contributions paid to Operating Partnerships	(3,006,071)	(12,429,726)
Advances to Operating Partnerships	611,652	(1,321,601)
Investments	1,907,760	(2,286,846)

Net cash (used in) provided by investing activities	(670,628)	(18,576,822)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 40

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	2,804	(3,003,902)
Capital contributions received	-	22,893,250

Net cash (used in) provided by financing activities	2,804	19,889,348

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(716,113)	621,638

Cash and cash equivalents, beginning	795,646	553,358

Cash and cash equivalents, ending	$ 79,533	$ 1,174,996

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 143,730	$ 240,596

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 41

	2002	2001

Cash flows from operating activities:

Net income (loss)	$ (742,341)	$ (145,122)
Adjustments
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	610,690	-
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(102,554)	416,984
Decrease (Increase) in accounts receivable	158,014	(1,764,918)
(Decrease) Increase in accounts payable affiliates	106,788	32,400
Line of credit	(3,010,000)	-

Net cash (used in) provided by operating activities	(2,979,403)	(1,460,656)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(422,419)	(1,974,659)
Capital contributions paid to Operating Partnerships	(9,706,408)	(6,171,732)
Advances to Operating Partnerships	3,087,475	(1,796,908)
Investments	2,409,803	-

Net cash (used in) provided by investing activities	(4,631,549)	(9,943,299)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 41

	2002	2001

Continued

Cash flows from financing activities:

Sales and registration costs paid	71,319	(2,438,935)
Capital contributions received	-	17,827,000

Net cash (used in) provided by financing activities	71,319	15,388,065

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,539,633)	3,984,110

Cash and cash equivalents, beginning	8,231,905	-

Cash and cash equivalents, ending	$ 692,272	$ 3,984,110

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ (949,516)	$ 9,569,307

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 42* 2002
Cash flows from operating activities:

Net income (loss)	$ (68,489)
Adjustments
Amortization	-
Distributions from Operating Partnerships	-
Share of Loss from Operating Partnerships	-
Changes in assets and liabilities
Decrease (Increase) in organization costs	26,677
(Decrease) Increase in accounts payable and accrued expenses	(525,617)
Decrease (Increase) in accounts receivable	1,535,503
(Decrease) Increase in accounts payable affiliates	82,957
Line of credit	(2,698,074)

Net cash (used in) provided by operating activities	(1,647,043)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(2,383,163)
Capital contributions paid to Operating Partnerships	(9,388,798)
Advances to Operating Partnerships	(3,512,201)
Investments	(1,867,792)

Net cash (used in) provided by investing activities	(17,151,954)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 42* 2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	(3,033,409)
Capital contributions received	22,864,860

Net cash (used in) provided by financing activities	19,831,451

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,032,454

Cash and cash equivalents, beginning	1,439,240

Cash and cash equivalents, ending	$ 2,471,694

Supplemental schedule of non-cash investing and financing activities the fund has increased its inves0tments for unpaid capital contributions due to the Operating Partnerships	$ 8,381,869

*Series 42 did not commence operations until after December 31, 2001, therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 43* 2002
Cash flows from operating activities:

Net income (loss)	$ (87,356)
Adjustments
Amortization	-
Distributions from Operating Partnerships	-
Share of Loss from Operating Partnerships	-
Changes in assets and liabilities
Decrease (Increase) in organization costs	-
(Decrease) Increase in accounts payable and accrued expenses	3,204,170
Decrease (Increase) in accounts receivable	(20,991,708)
(Decrease) Increase in accounts payable affiliates	267,297
Line of credit	-

Net cash (used in) provided by operating activities	(17,607,597)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(3,674,052)
Capital contributions paid to Operating Partnerships	(5,104,674)
Advances to Operating Partnerships	(3,746,572)
Investments	(505,992)

Net cash (used in) provided by investing activities	(13,031,290)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine months Ended December 31,
(Unaudited)

Series 43* 2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	(4,538,637)
Capital contributions received	36,379,870

Net cash (used in) provided by financing activities	31,841,233

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,202,346

Cash and cash equivalents, beginning	-

Cash and cash equivalents, ending	$ 1,202,346

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 9,570,698

*Series 42 did not commence operations until after December 31, 2001, therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS
December 31, 2002
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

Below is a summary of the BACs sold and total equity raised by series as of the date of this filing:
Series	Closing Date	BACs Sold	Equity Raised
Series 20	June 24, 1994	3,866,700	$38,667,000
Series 21	December 31, 1994	1,892,700	$18,927,000
Series 22	December 28, 1994	2,564,400	$25,644,000
Series 23	June 23, 1995	3,336,727	$33,366,000
Series 24	September 22, 1995	2,169,878	$21,697,000
Series 25	December 29, 1995	3,026,109	$30,248,000
Series 26	June 25, 1996	3,995,900	$39,959,000
Series 27	September 17, 1996	2,460,700	$24,607,000
Series 28	January 29, 1997	4,000,738	$39,999,000

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2002
(Unaudited)

NOTE A - ORGANIZATION (continued)
Series	Closing Date	BACs Sold	Equity Raised
Series 29	June 10, 1997	3,991,800	$39,918,000
Series 30	September 10, 1997	2,651,000	$26,490,750
Series 31	January 18, 1998	4,417,857	$44,057,750
Series 32	June 23, 1998	4,754,198	$47,431,000
Series 33	September 21, 1998	2,636,533	$26,362,000
Series 34	February 11, 1999	3,529,319	$35,273,000
Series 35	June 28, 1999	3,300,463	$33,004,630
Series 36	September 28, 1999	2,106,837	$21,068,375
Series 37	January 28, 2000	2,512,500	$25,125,000
Series 38	July 31, 2000	2,543,100	$25,431,000
Series 39	January 31, 2001	2,292,152	$22,921,000
Series 40	July 31, 2001	2,630,256	$26,629,250
Series 41	January 31, 2002	2,891,626	$28,916,260
Series 42	July 31, 2002	2,744,262	$27,442,620
Series 43	December 31,2002	3,637,987	$36,379,870

The Fund commenced offering BACs in Series 44 on January 13, 2003 and was continuing to offer BACs in Series 44 as of the date of this filing.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of December 31, 2002 and for the three and nine months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
December 31, 2002
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES (continued)

These securities are carried at approximate fair market value. All of the investments held by the Fund are tax-exempt municipal bonds and Certificates of Deposit.

The amortized cost of securities available for sale as of December 31, 2002 by contractual maturity are as follows:

Amortized Cost

Due in one year or less	$3,502,946
Due after one year	-
Total	$3,502,946

The fair market value of the securities is $3,526,103. The difference being an unrealized gain on securities available for sale of $23,157, as of December 31, 2002.

Amortization

The Fund began amortizing unallocated and deferred acquisition costs over 330 months as of June 1999. As of December 31, 2002 the fund discontinued amortization of acquisition costs. Accumulated amortization of acquisition costs by Series as of December 31, 2002 and 2001 is as follows:
	2002	2001
Series 20	$ 13,396	$ 9,824
Series 21	7,327	5,373
Series 22	23,024	16,884
Series 23	29,913	20,783
Series 24	38,267	28,063
Series 25	38,431	28,183
Series 26	65,629	48,466
Series 27	56,050	41,104
Series 28	12,376	9,076
Series 29	12,280	8,969
Series 30	79,514	58,275
Series 32	112,707	82,411
Series 33	101,382	74,104
Series 34	160,801	117,445
Series 35	457,031	334,161
Series 36	309,369	225,011
Series 37	244,178	154,200
Series 38	119,855	23,964
Series 39	87,768	-
	$1,969,298	$1,286,296

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2002
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Services, Inc., and Boston Capital Asset Management L.P. as follows:

For the quarter ended December 31, 2002, Boston Capital Services, Inc. received $485,086 for Series 43 as Dealer-Manager fees for marketing advice and investment banking services performed at the time of the Fund's offering of BACs. Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41 and Series 42 completed payment of all Dealer-Manager fees prior to the quarter ended December 31, 2002.

Boston Capital Holdings L.P. is entitled to asset acquisition fees for selecting, evaluating, structuring, negotiating, and closing the Fund's acquisition of interest in the Operating Partnerships. During the quarter ended December 31, 2002, Series 43 paid $2,754,528 for acquisition fees to Boston Capital Holdings Limited Partnership. Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41 and Series 42 completed payment of all acquisition fees prior to the quarter ended December 31, 2002.

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued or paid to Boston Capital Asset Management L.P.

The fund management fees accrued for the quarters ended December 31, 2002 and 2001 are as follows:
	2002	2001
Series 20	94,809	$94,812
Series 21	56,460	56,460
Series 22	63,648	63,648
Series 23	60,065	60,066
Series 24	58,337	58,338
Series 25	68,168	68,170
Series 26	109,395	109,395
Series 27	78,801	78,801
Series 29	84,495	84,495
Series 32	83,226	83,187
Series 33	43,491	43,443
Series 34	73,301	73,290
Series 35	15,795	15,794
Series 36	40,148	40,188
Series 37	43,956	33,487

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2002
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)
Series 38	41,097	8,745
Series 39	34,200	1,870
Series 40	46,320	16,398
Series 41	47,076	26,072
Series 42	30,909	-
Series 43	15,671	-
	1,189,368	$1,016,659

The fund management fees paid for the quarters ended December 31, 2002 and 2001 are as follows:
	2002	2001
Series 21	-	200,000
Series 23	-	125,000
Series 27	-	100,000
Series 28	83,529	83,529
Series 29	-	100,000
Series 30	55,197	55,179
Series 31	99,360	99,360
Series 35	41,256	41,256
Series 37	-	31,407
Series 38	-	31,788
Series 39	-	28,650
Series 40	-	10,946
	$ 279,342	$ 907,115

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2002 and 2001 the Fund has limited partnership interests in 446 and 403 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at December 31, 2002 and 2001 is as follows:
	2002	2001
Series 20	23	24
Series 21	14	14
Series 22	29	29
Series 23	22	22
Series 24	23	24
Series 25	22	22
Series 26	45	45
Series 27	16	16
Series 28	26	26

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)
	2002	2001
Series 29	22	22
Series 30	20	20
Series 31	27	27
Series 32	17	17
Series 33	10	10
Series 34	14	14
Series 35	11	11
Series 36	11	11
Series 37	7	7
Series 38	10	10
Series 39	9	9
Series 40	16	15
Series 41	21	8
Series 42	17	-
Series 43	14	-
	446	403

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at December 31, 2002 and 2001 are as follows:
	2002	2001
Series 20	$ 388,026	$ 388,026
Series 21	457,642	689,358
Series 22	480,996	487,655
Series 23	117,797	117,797
Series 24	1,079,657	1,214,204
Series 25	1,926,138	2,073,892
Series 26	2,129,844	2,197,433
Series 27	48,925	203,270
Series 28	148,783	148,783
Series 29	304,770	304,770
Series 30	474,218	734,420
Series 31	995,877	1,030,019
Series 32	936,164	1,050,342
Series 33	202,285	751,366
Series 34	750,670	807,004
Series 35	603,740	1,699,286
Series 36	680,429	1,164,642
Series 37	1,944,309	2,165,429
Series 38	135,173	1,318,487
Series 39	162,398	2,930,161
Series 40	1,141,855	4,555,861
Series 41	4,595,393	7,999,663
Series 42	9,334,789	-
Series 43	9,570,698	-
	$38,610,576	$34,031,868

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2002
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2002.

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 20

	2002	2001

Revenues
Rental	$ 6,929,203	$ 6,940,138
Interest and other	453,579	406,942
	7,382,782	7,347,080

Expenses
Interest	2,405,818	2,413,877
Depreciation and amortization	2,416,953	2,135,869
Operating expenses	4,205,109	4,245,073
	9,027,880	8,794,819

NET LOSS	$(1,645,098)	$(1,447,739)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(1,540,746)	$(1,369,046)

Net loss allocated to other partners	$ (16,450)	$ (14,477)

Net loss suspended	$ (87,902)	$ (64,216)

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
December 31, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 21

	2002	2001

Revenues
Rental	$ 2,707,653	$ 3,773,765
Interest and other	59,691	83,394
	2,767,344	3,857,159

Expenses
Interest	1,129,429	1,454,355
Depreciation and amortization	657,073	851,541
Operating expenses	1,507,420	2,366,792
	3,293,922	4,672,688

NET LOSS	$ (526,578)	$ (815,529)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (457,362)	$ (807,373)

Net loss allocated to other Partners	$ (5,266)	$ (8,156)

Net loss suspended	$ (63,950)	$ -

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
December 31, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 22
	2002	2001

Revenues
Rental	$ 3,947,315	$ 3,681,823
Interest and other	259,285	261,263
	4,206,600	3,943,086

Expenses
Interest	1,020,521	1,037,502
Depreciation and amortization	1,289,887	1,421,779
Operating expenses	2,873,787	2,460,955
	5,184,195	4,920,236

NET LOSS	$ (977,595)	$ (977,150)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (935,320)	$ (967,379)

Net loss allocated to other Partners	$ (9,776)	$ (9,771)

Net loss suspended	$ (32,499)	$ -

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
December 31, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 23

	2002	2001

Revenues
Rental	$ 4,381,316	$ 4,272,487
Interest and other	209,212	257,384
	4,590,528	4,529,871

Expenses
Interest	1,352,161	1,349,511
Depreciation and amortization	1,334,653	1,426,050
Operating expenses	2,794,222	2,684,160
	5,481,036	5,459,721

NET LOSS	$ (890,508)	$ (929,850)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (881,603)	$ (920,552)

Net loss allocated to other Partners	$ (8,905)	$ (9,298)

Net loss suspended	$ -	$ -

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
December 31, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 24
	2002	2001

Revenues
Rental	$ 3,681,801	$ 3,656,842
Interest and other	87,082	109,920
	3,768,883	3,766,762

Expenses
Interest	1,114,050	1,212,241
Depreciation and amortization	1,255,826	1,316,840
Operating expenses	2,275,645	2,252,092
	4,645,521	4,781,173

NET LOSS	$ (876,638)	$(1,014,411)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (821,100)	$(1,004,268)

Net loss allocated to other Partners	$ (8,766)	$ (10,143)

Net loss suspended	$ (46,772)	$ -

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
December 31, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 25
	2002	2001

Revenues
Rental	$ 5,718,986	$ 5,494,556
Interest and other	135,077	128,689
	5,854,063	5,623,245

Expenses
Interest	1,699,619	1,762,209
Depreciation and amortization	1,506,156	1,579,408
Operating expenses	3,563,046	3,522,748
	6,768,821	6,864,365

NET LOSS	$ (914,758)	$(1,241,120)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (866,237)	$ (967,482)

Net loss allocated to other Partners	$ (9,148)	$ (12,411)

Net loss suspended	$ (39,373)	$ (261,227)

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
December 31, 20020
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 26
	2002	2001

Revenues
Rental	$ 6,680,403	$ 6,589,740
Interest and other	234,949	328,127
	6,915,352	6,917,867

Expenses
Interest	1,979,265	2,172,169
Depreciation and amortization	2,124,996	2,101,541
Operating expenses	3,988,034	4,008,464
	8,092,295	8,282,174

NET LOSS0	$(1,176,943)	$(1,364,307)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(1,098,789)	$(1,275,359)

Net loss allocated to other Partners	$ (11,769)	$ (13,643)

Net loss suspended	$ (66,385)	$ (75,305)

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
December 31, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 27
	2002	2001

Revenues
Rental	$ 4,836,127	$ 4,947,414
Interest and other	115,878	87,773
	4,952,005	5,035,187

Expenses
Interest	2,145,068	2,288,996
Depreciation and amortization	1,269,432	1,077,337
Operating expenses	2,255,083	2,257,463
	5,669,583	5,623,796

NET LOSS	$ (717,578)	$ (588,609)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (567,834)	$ (521,597)

Net loss allocated to other Partners	$ (7,176)	$ (5,886)

Net loss suspended	$ (142,568)	$ (61,126)

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
December 31, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 28
	2002	2001

Revenues
Rental	$ 4,405,902	$ 4,271,200
Interest and other	91,363	111,176
	4,497,265	4,382,376

Expenses
Interest	1,333,175	1,326,496
Depreciation and amortization	1,725,560	1,626,517
Operating expenses	2,516,691	2,619,700
	5,575,426	5,572,713

NET LOSS	$(1,078,161)	$(1,190,337)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(1,067,379)	$(1,178,434)

Net loss allocated to other Partners	$ (10,782)	$ (11,903)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 29
	2002	2001

Revenues
Rental	$ 4,958,427	$ 4,862,874
Interest and other	182,329	237,064
	5,140,756	5,099,938

Expenses
Interest	1,415,646	1,491,616
Depreciation and amortization	2,014,362	1,861,687
Operating expenses	3,074,881	2,922,002
	6,504,889	6,275,305

NET LOSS	$(1,364,133)	$(1,175,367)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(1,350,492)	$(1,163,614)

Net loss allocated to other Partners	$ (13,641)	$ (11,753)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 30
	2002	2001

Revenues
Rental	$ 3,640,104	$ 3,486,635
Interest and other	175,063	146,179
	3,815,167	3,632,814

Expenses
Interest	993,721	1,039,282
Depreciation and amortization	1,152,194	1,142,583
Operating expenses	2,467,832	2,390,298
	4,613,747	4,572,163

NET LOSS	$ (798,580)	$ (939,349)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (790,595)	$ (929,956)

Net loss allocated to other Partners	$ (7,985)	$ (9,393)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 31
	2002	2001

Revenues
Rental	$ 7,148,900	$ 7,260,860
Interest and other	328,371	406,639
	7,477,271	7,667,499

Expenses
Interest	1,616,356	2,025,550
Depreciation and amortization	2,640,258	2,679,825
Operating expenses	4,458,142	4,496,413
	8,714,756	9,201,788

NET LOSS	$(1,237,485)	$(1,534,289)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(1,225,110)	$(1,518,946)

Net loss allocated to other Partners	$ (12,375)	$ (15,343)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 32
	2002	2001

Revenues
Rental	$ 4,173,217	$ 3,938,468
Interest and other	218,122	284,568
	4,391,339	4,223,036

Expenses
Interest	1,007,919	1,162,512
Depreciation and amortization	1,877,914	1,462,978
Operating expenses	2,634,812	2,416,730
	5,520,645	5,042,220

NET LOSS	$(1,129,306)	$ (819,184)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(1,055,123)	$ (762,995)

Net loss allocated to other Partners	$ (11,293)	$ (8,192)

Net loss suspended	$ (62,890)	$ (47,997)

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
December 31, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 33
	2002	2001

Revenues
Rental	$ 2,287,421	$ 2,244,342
Interest and other	114,362	135,498
	2,401,783	2,379,840

Expenses
Interest	864,400	762,961
Depreciation and amortization	861,987	578,436
Operating expenses	1,318,832	1,355,510
	3,045,219	2,696,907

NET LOSS	$ (643,436)	$ (317,067)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (637,002)	$ (313,896)

Net loss allocated to other Partners	$ (6,434)	$ (3,171)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 34
	2002	2001

Revenues
Rental	$ 4,040,288	$ 4,075,377
Interest and other	234,213	257,048
	4,274,501	4,332,425

Expenses
Interest	1,250,509	1,443,804
Depreciation and amortization	1,711,776	1,582,324
Operating expenses	2,440,040	2,184,185
	5,402,325	5,210,313

NET LOSS	$(1,127,824)	$ (877,888)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(1,116,546)	$ (869,109)

Net loss allocated to other Partners	$ (11,278)	$ (8,779)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,

Series 35
	2002	2001

Revenues
Rental	$ 2,951,710	$ 2,706,463
Interest and other	114,387	117,775
	3,066,097	2,824,238

Expenses
Interest	850,695	1,416,107
Depreciation and amortization	1,209,282	990,701
Operating expenses	1,957,380	1,476,499
	4,017,357	3,883,307

NET LOSS	$ (951,260)	$(1,059,069)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (941,747)	$(1,048,478)

Net loss allocated to other Partners	$ (9,513)	$ (10,591)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 36
	2002	2001

Revenues
Rental	$ 2,213,244	$ 2,035,600
Interest and other	59,488	104,271
	2,272,732	2,139,871

Expenses
Interest	772,399	817,950
Depreciation and amortization	846,809	831,425
Operating expenses	1,200,516	1,721,369
	2,819,724	2,721,369

NET LOSS	$ (546,992)	$ (581,498)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (541,522)	$ (575,682)

Net loss allocated to other Partners	$ (5,470)	$ (5,816)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 37
	2002	2001

Revenues
Rental	$ 3,307,266	$ 1,902,577
Interest and other	93,678	82,050
	3,400,944	1,984,627

Expenses
Interest	899,851	485,978
Depreciation and amortization	861,628	797,130
Operating expenses	2,001,599	1,165,961
	3,763,078	2,449,069

NET LOSS	$ (362,134)	$ (464,442)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (358,513)	$ (459,799)

Net loss allocated to other Partners	$ (3,621)	$ (4,643)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 38
	2002	2001

Revenues
Rental	$ 2,053,361	$ 772,554
Interest and other	38,366	8,521
	2,091,727	781,075

Expenses
Interest	630,709	263,280
Depreciation and amortization	749,557	214,105
Operating expenses	1,185,248	446,334
	2,565,514	923,719

NET LOSS	$ (473,787)	$ (142,644)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (469,049)	$ (141,218)

Net loss allocated to other Partners	$ (4,738)	$ (1,426)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 39
	2002	2001

Revenues
Rental	$ 1,194,746	$ 168,083
Interest and other	52,560	751
	1,247,306	168,834

Expenses
Interest	343,908	196,789
Depreciation and amortization	635,129	143,581
Operating expenses	810,192	129,752
	1,789,229	470,122

NET LOSS	$ (541,923)	$ (301,288)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (536,503)	$ (298,274)

Net loss allocated to other Partners	$ (5,420)	$ (3,014)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 40
	2002	2001

Revenues
Rental	$ 1,506,416	$ 13,615
Interest and other	69,388	983
	1,575,804	14,598

Expenses
Interest	512,397	5,115
Depreciation and amortization	691,844	1,087
Operating expenses	887,166	8,836
	2,091,407	14,738

NET LOSS	$ (515,603)	$ (140)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (510,446)	$ (139)

Net loss allocated to other Partners	$ (5,157)	$ (1)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2002

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 41* 2002

Revenues
Rental	$ 783,085
Interest and other	44,619
827,704

Expenses
Interest	399,926
Depreciation and amortization	525,202
Operating expenses	519,435
1,444,563

NET LOSS	$ (616,859)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (610,690)

Net loss allocated to other Partners	$ (6,169)

*The Operating Partnerships in Series 41 did not commence operations until after September 30, 2001, therefore, they do not have comparative information to report.

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2002

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 42* 2002

Revenues
Rental	$ 70,292
Interest and other	238
70,530

Expenses
Interest	24,986
Depreciation and amortization	32,298
Operating expenses	40,192
97,476

NET LOSS	$(26,946)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$(26,677)

Net loss allocated to other Partners	$ (269)

*The Operating Partnerships in Series 42 did not commence operations until after September 30, 2001, therefore, they do not have comparative information to report.

**The Operating Partnerships in Series 43 did not commence operations until after September 30, 2002, therefore, they do not have current or comparative information to report.

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2002
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS-CONTINUED

When comparing the results of operations from the Operating Partnerships for the Nine months ended September 30 2002 and 2001 numerous variances, some material in nature, exist. The variances, in most cases, are the result of a number of factors including an increase in the number of Operating Partnerships owned, an increase in the number which have completed construction, and an increase in the number which have completed the lease-up phase.

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

Boston Capital Tax Credit Fund IV LP and other Funds sponsored and offered by Boston Capital Services, Inc. have entered into a line of credit financing agreement with Fleet National Bank whereby they can collectively borrow up to $40 million for up to 180 days to meet short-term cash needs required for the investment in certain Operating Partnerships. Under the terms of the agreement, the Fund pledges their interest in a particular Operating Partnership in order to draw funds from the line. The repayment of any draws is anticipated to be made once the Fund has received sufficient Investor proceeds. Repayments on the line are tied to specific Operating Partnerships, which are then released as collateral by the bank. As of December 31, 2002 Boston Capital Tax Credit Fund IV LP did have any amounts outstanding on the line of credit.

The Fund is currently accruing the fund management fee for Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 29, Series 32, Series 33, Series 34, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42 and Series 43. The fund is also accruing a portion of the fund management fee for Series 35. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Fund receives sales or refinancing proceeds from the Operating Partnerships, which will be used to satisfy such liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund. The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations.

Capital Resources

The Fund offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620 and $36,379,870 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,257, 2,891,626, 2,744,262 and 3,637,987 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42 and Series 43, respectively, as of December 31, 2002.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $28,614,472.

During the quarter ended December 31, 2002, Series 20 did not record any releases of capital contributions. Series 20 has outstanding contributions payable in the amount of $388,026 as of December 31, 2002. Of the amount outstanding, $252,771 has been advanced to the Operating Partnerships. The advances will be converted to capital and the remaining contributions of $132,255 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 21

The Fund commenced offering BACs in Series 21 on July 1, 1994. Offers and sales of BACs in Series 21 were completed on December 31, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,730.

During the quarter ended December 31, 2002, Series 21 did not record any releases of capital contributions. Series 21 has outstanding contributions payable in the amount of $457,642 as of December 31, 2002 all of which has been loaned to the Operating Partnerships. The loans will be converted to capital proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 22

The Fund commenced offering BACs in Series 22 on October 10, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748.

During the quarter ended December 31, 2002, Series 22 did not record any releases of capital contributions. Series 22 has outstanding contributions payable in the amount of $480,996 as of December 31, 2002. Of the amount outstanding, $450,981 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $30,015 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on September 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278.

During the quarter ended December 31, 2002, Series 23 did not record any releases of capital contributions. Series 23 has outstanding contributions payable of $117,797 as of December 31, 2002, all of which has previously been advanced or loaned to the Operating Partnerships. The advances and loans will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,980,237.

During the quarter ended December 31, 2002, Series 24 recorded capital contribution releases of $128,267. Series 24 has outstanding contributions payable in the amount of $1,079,657 as of December 31, 2002, all of which has been advanced or loaned to the Operating Partnerships. The advances and loans will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 25

The Fund commenced offering BACs in Series 25 on December 31, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,472,722.

During the quarter ended December 31, 2002, Series 25 recorded capital contribution releases of $110,057. Series 25 has outstanding contributions payable in the amount of $1,926,138 as of December 31, 2002. Of the amount outstanding, $1,688,999 has been advanced or loaned to some of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $237,239, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 25, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,390,862.

During the quarter ended December 31, 2002, Series 26 did not record any releases of capital contributions. Series 26 has outstanding contributions payable in the amount of $2,129,844 as of December 31, 2002. Of the amount outstanding, $2,054,522 has been advanced or loaned to some of the Operating Partnerships. In addition, $30,031 has been funded into escrow accounts on behalf of other Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $75,322, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their Partnership agreements.

Series 27

The Fund commenced offering BACs in Series 27 on June 24, 1996. Offers and sales of BACs in Series 27 were completed on September 17, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,901,046.

During the quarter ended December 31, 2002, Series 27 did not record any releases of capital contributions. Series 27 has outstanding contributions payable in the amount of $48,925 as of December 31, 2002. Of the amount outstanding, $6,500 has been advanced to the Operating Partnerships. The advances will be converted to capital and the remaining contributions of $42,425 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 28

The Fund commenced offering BACs in Series 28 on December 31,1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,261,233.

During the quarter ended December 31, 2002, Series 28 did not record any releases of capital contributions. Series 28 has outstanding contributions payable in the amount of $148,783 as of December 31, 2002. The remaining contributions will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877.

During the quarter ended December 31, 2002, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable in the amount of $304,770 as of December 31, 2002. Of the amount outstanding, $20,935 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $283,835 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 30

The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,492,770.

During the quarter ended December 31, 2002, Series 30 recorded capital contribution releases of $6,000. Series 30 has outstanding contributions payable in the amount of $474,218 as of December 31, 2002. Of the amount outstanding, $339,908 has been advanced or loaned to the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $134,310 will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100.

During the quarter ended December 31, 2002, Series 31 did not recorded any releases of capital contributions. Series 31 has outstanding contributions payable in the amount of $995,877 as of December 31, 2002. Of the amount outstanding, $775,674 has been advanced or loaned to some of the Operating Partnerships. In addition, $25,000 has been funded into an escrow account on behalf of one of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $240,203, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

During the quarter ended December 31, 2002, Series 32 did not record any releases of capital contributions. Series 32 has outstanding contributions payable in the amount of $936,164 as of December 31, 2002. Of the amount outstanding, $488,244 has been loaned or advanced to the Operating Partnerships. In addition, $125,000 has been funded into escrow accounts on behalf of other Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $447,920 will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,614,594.

During the quarter ended December 31, 2002, Series 33 did not record any releases of capital contributions. Series 33 has outstanding contributions payable in the amount of $202,285 as of December 31, 2002. Of the amount outstanding, $74,635 has been loaned to the Operating Partnerships. In addition, $125,000 has been funded into an escrow account on behalf of other Operating Partnerships. The loans will be converted to capital and the remaining contributions of $127,650, will be released from the escrow account and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 34

The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $25,754,977.

During the quarter ended December 31, 2002, Series 34 recorded capital contribution releases of $10,000. Series 34 has outstanding contributions payable to the Operating Partnerships in the amount of $750,670 as of December 31, 2002. Of the amount outstanding, $654,702 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $95,968, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 25, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,147,034.

During the quarter ended December 31, 2002, Series 35 recorded capital contribution releases of $44,000. Series 35 has outstanding contributions payable in the amount of $603,740 as of December 31, 2002. Of the amount outstanding, $422,172 has been loaned to some of the Operating Partnerships. In addition, $10,855 has been funded into escrow accounts on behalf of other Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $188,568, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,273,148.

During the quarter ended December 31, 2002, Series 36 did not record any releases of capital contributions. Series 36 has outstanding contributions payable in the amount of $680,429 as of December 31, 2002. Of the amount outstanding, $657,999 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $22,430, will be released from available net offering proceeds and collections of accounts receivable, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,719,332.

During the quarter ended December 31, 2002, Series 37 did not record any releases of capital contributions. Series 37 has outstanding contributions payable in the amount of $1,944,309 as of December 31, 2002. Of the amount outstanding, $1,733,152 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $211,157, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

During the quarter ended December 31, 2002, Series 38 recorded capital contribution releases of $4,877. Series 38 has outstanding contributions payable in the amount of $135,137 as of December 31, 2002. The remaining contributions will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492 as of December 31, 2002. In addition the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended December 31, 2002, Series 39 recorded capital contribution releases of $325,124. Series 39 has outstanding contributions ayable in the amount of $162,398 as of December 31, 2002. The remaining contributions will be released from available net offering proceeds and collections of accounts receivable when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,043,469 as of December 31, 2002. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire limited partnership equity interests in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended December 31, 2002, Series 40 recorded capital contribution releases of $1,186,887. Series 40 has outstanding contributions payable in the amount of $1,141,855 as of December 31, 2002. Of the amount outstanding, $551,532 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $590,323 will be released from available net offering proceeds and collections of notes and accounts receivable, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 41

The Fund commenced offering BACs in Series 41 on August 1, 2001. Offers and sales of BACs in Series 41 were completed on January 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $21,276,688. In addition, the Fund committed and used $195,249 of Series 41 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended December 31, 2002, Series 41 recorded capital contribution releases of $4,114,769. Series 41 has outstanding contributions payable in the amount of $4,595,393 as of December 31, 2002. Of the amount outstanding, $2,444,466 has been loaned to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $2,150,927, will be released from collections of notes and accounts receivable and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 17 Operating Partnerships in the amount of $19,313,111.

During the quarter ended December 31, 2002, Series 42 recorded capital contribution releases of $475,641. Series 42 has outstanding contributions payable in the amount of $9,334,789 as of December 31, 2002. Of the amount outstanding, $2,871,015 has been loaned or advanced to some of the Operating Partnerships. The remaining contributions will be released from available net offering proceeds and collection of notes and accounts receivable, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 43

The Fund commenced offering BACs in Series 43 on August 1, 2002. Offers and sales of BCAs in Series 43 were completed in December 31,2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,870,211. In addition, the Fund committed and used $805,160 of Series 43 net offering proceeds to acquire limited partnership equity interests in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the previos quarter $4,066,629 of funds were drawn from the line of credit facility to cover payments of installments and loans to the Operating Partnerships. The line of credit was repaid from the collection of additional net offering proceeds for Series 43 in the current quarter.

During the quarter ended December 31, 2002, Series 43 recorded capital contribution releases of $2,958,249. Series 43 has outstanding contributions payable in the amount of $9,570,698 as of December 31, 2002. Of the amount outstanding, $3,296,572 has been loaned or advanced to some of the Operating Partnerships. In addition $151,959 has been funded into an escrow account on behalf of one of the Operating Partnerships. The remaining contributions will be released from the escrow account, available net offering proceeds and collections of notes and accounts receivable, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Line of Credit

Boston Capital Tax Credit Fund IV LP and other Funds sponsored and offered by Boston Capital Services, Inc. have entered into a line of credit financing agreement with Fleet National Bank whereby they can collectively borrow up to $40 million for up to 90 days to meet short-term cash needs required for the investment in certain Operating Partnerships. Under the terms of the agreement, the Fund pledges their interest in a particular Operating Partnership in order to draw funds from the line. The repayment of any draws is anticipated to be made once the Fund has received sufficient Investor proceeds. Repayments on the line are tied to specific Operating Partnerships, which are then released as collateral by the bank. As of December 31, 2002 Boston Capital Tax Credit Fund IV LP did not have any amounts outstanding on the line of credit.

Results of Operations

As of December 31, 2002 and 2001 the Fund held limited partnership interests in 446 and 403 Operating Partnerships, respectively. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Fund's results of operations for future periods will vary significantly from those for the period ended December 31, 2002 as Series 42 and Series 43 continue to use the funds raised to invest in partnership interests of additional Operating Partnerships, and the Fund begins to admit investors in Series 44.

The variance in net loss per BAC for Series 32 through Series 41 of the Fund for the current nine-month period to the prior nine-month period is a mainly a result of a decrease in interest income and a variance in the losses from Operating Partnerships reported by each series. Interest income reported is expected to decrease for each series from year to year as limited partner contributions raised in the first year are expended on payments to Operating Partnerships in subsequent years. Losses reported from Operating Partnerships are expected to fluctuate until the series has fully invested in its Operating Partnerships and they achieve stabilized operations.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred for the quarter ended December 31, 2002 for Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40,Series 41 Series 42 and Series 43 were $90,973,$56,460, $57,648, $53,252, $42,438, $55,569, $82,995, $71,701, $77,779, $84,495, $52,704, $73,410, $81,726, $43,491, $73,299, $52,651, $41,914, $43,956, $38,097, $32,700, $41,820, $41,576, $29,409 and $15,671 respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

Series 20

As of December 31, 2002 and 2001 the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at December 31, 2002, all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 20 reflects a net loss from Operating Partnerships of $1,645,098. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $771,855. This is an interim period estimate; it is not indicative of the final year end results.

Breeze Cove Limited Partnership (Breeze Cove Apartments) operated significantly below breakeven due to high debt, high operating expenses, low occupancy, and poor tenant rental collections. The Investment General Partner and the Operating General Partner, an affiliate of the Investment Limited Partner, successfully negotiated a debt restructure with US Bank which closed in the fourth quarter of 2002. The agreement called for a pay down of the mortgage balance from $2,650,000 to $1,850,000; the establishment of a $100,000 operating reserve; a recasting of the debt over a thirty year payment schedule with a maturity of January 2, 2010; and a reduction of the interest rate from a fixed 9% to a floating rate of prime plus 2.5% through December 8, 2003, then prime plus 3%. The source of funds for the operating escrow and the debt pay down was the sale of the remaining credits generated by Breeze Cove that were originally due to Series 20 to a new Investment Limited Partner. The only alternative to the debt restructure would have been bankruptcy and a costly chapter 11 filing. The outcome to such a filing was likely to be negative and would have included a recapture of credits previously taken by the Series 20 investors. The Investment General Partner believed it was in the best interest of the Series 20 investors to avoid recapture by selling the remaining credits and using the proceeds to complete the debt restructure. As of December 31, 2002 Series 20 no longer had an ownership in the Operating Partnership. Future tax credit benefits estimated to be $.3092 per BAC will not be realized by the investors in Series 20, however, the consequences of recapture and penalties to the investors, estimated to be approximately $.6825 per BAC, were avoided.

Effective November 28, 2000, East Douglas Apartments Limited Partnership (East Douglas Apartments) retained Van Rooy Properties for property management. Several occupancy and financial issues have been addressed since the management agent change. The average occupancy through September 2002 was 95%. In the fourth quarter of 2001 the Operating Partnership petitioned HUD and IHDA to increase rents, which had fallen below market level due to failures on the part of the previous property management company to secure annual rent increases. IHDA denied the request to increase rents and the Partnership is currently working on an appeal. East Douglas Apartments recently passed a compliance inspection by IHDA and there was some indication that IHDA may be more receptive to increasing rents in the near future. A new property management company was installed on January 25, 2003. This transition should assist in obtaining a rent increase. The mortgage, property taxes, insurance, and accounts payable are current as of December 31, 2002.

On November 29, 2002, there was a fire at Cynthiana Properties Limited (Hillside Apartments) in Cynthiana Kentucky. The fire damaged three units and a central stairway. The fire repairs are approximately 90% complete as of February 5, 2003 and the management company anticipates having the repairs done and the units occupied by February 28, 2003. The insurance will cover all of the repairs (replacement value) and the loss of rent from the 3 units that were vacated after the fire. It is not anticipated that the fire will have a material affect on the financial performance of the Partnership.

Series 21

As of the December 31, 2002 and 2001 the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at December 31, 2002, all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 21 reflects a net loss from Operating Partnerships of $526,578. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $130,495. This is an interim period estimate; it is not indicative of the final year end results.

Series 21 reported a decrease in net loss per BAC in the current three and nine-month periods from the prior three and nine-month periods. The decrease is mainly a result of a decrease in the net losses from the Operating Partnerships. Due to issues related to Atlantic City Housing, the Series did not include its operations in the current three and nine-month periods. Limitations of the equity method of accounting would have suspended the losses associated with the Operating Partnership.

Atlantic City Housing Urban Renewal Associates L.P. (Atlantic City Apartments) continued to operate below breakeven for the fourth quarter of 2002. The Operating Partnership filed for protection under Chapter 11 of the Bankruptcy Code in June of 2001. A Reorganization Plan was submitted to the Bankruptcy Court in November 2002 and representatives of the Operating Partnership and the Investment Partnership, met with bondholders in December to discuss the Plan. The Plan calls for payment to bondholders of $1,000,000 for their $5,600,000 of outstanding bonds. A hearing on the adequacy of the Plan was scheduled for January 22nd. Absent any adverse finding, a vote of bondholders would occur within forty-five days thereafter. The bankruptcy court has authorized a cash collateral account to ensure the payment of the property operating expenses. Occupancy for the fourth quarter of 2002 decreased to 77%. The City of Atlantic City Housing Authority will not approve any further rental of the vacant units until safety code violations are addressed. Funds for these repairs are provided for in the Plan. The Operating General Partner is diligently working toward resolving these issues, but has limited capital with which to complete the required repairs. It is expected that a local non-profit organization will assume the role of co-General Partner with either an affiliate of the Investment Limited Partner or a new third party developer. The Fund would remain as the Investment Limited Partner. One component of the Reorganization Plan is the funding of $500,000 from the Investment Limited Partner. Sale of 49% of the remaining credit will be the source of these funds.

Centrum Fairfax LP (Forest Glen at Sully Station)is 119-unit senior complex located in Fairfax, VA. The physical occupancy averaged 79% in 2002, which resulted in negative cash flow. Despite the management agent's forecast of 90% physical occupancy by the end 2002, the fourth quarter physical occupancy further decreased to 71%. There was turnover of property managers during 2002 due to management agent personnel issues, which resulted in a lack of sales and leasing focus. The management company has been working to attract prospective tenants and improve occupancy by increasing the advertisements and promotions, organizing monthly events at the property, creating resident referral programs, and improved the signage and banners in front of the property. The property is in excellent physical condition. The Operating General Partners have been funding operating deficits in accordance with the Partnership Agreement. The mortgage, taxes, insurance and payables are current.

Pumphouse Crossing II, LP (Pumphouse Crossing II Apartments) is a 48-unit, family property located in Chippewa, Wisconsin. The property operated with an average occupancy of 81% for the year 2001. The fourth quarter 2002 occupancy increased to an average of 85% from 78% in the third quarter 2002. The average occupancy for 2002 was 79%. As a result of the high vacancy rate, the property did not achieve breakeven operations in 2002. The management company continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 79% for the year 2001. The 2002 average occupancy increased to 86%. The fourth quarter 2002 occupancy was 92%, which was an improvement from the third quarter average of 86%. Because of the high vacancy rate during the first half of the year, the property did not achieve breakeven operations in 2002. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

Series 22

As of December 31, 2002 and 2001 the average Qualified Occupancy for the series was 100% and 99.9%, respectively. The series had a total of 29 properties at December 31, 2002, all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 22 reflects a net loss from Operating Partnerships of $977,595. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $312,292. This is an interim period estimate; it is not indicative of the final year end results.

Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 79% for the year 2001. The 2002 average occupancy increased to 86%. The fourth quarter 2002 occupancy was 92%, which was an improvement from the third quarter average of 86%. Because of the high vacancy rate during the first half of the year, the property did not achieve breakeven operations in 2002. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

Series 23

As of December 31, 2002 and 2001 the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at December 31, 2002, all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 23 reflects a net loss from Operating Partnerships of $890,508. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $444,145. This is an interim period estimate; it is not indicative of the final year end results.

Halls Ferry Apartments, LP (Riverview Apartments) experienced low occupancy of 69% in 2001, which resulted in negative cash flow. The low occupancy was the result of a decrease in demand for one-bedroom apartment units. The property was constructed for elderly residents, and 90% of the units have one bedroom. Over the years, a decrease in demand for elderly housing forced the property to change from elderly to family housing. A new property manager that was hired in late November 2002 is helping to increase occupancy. Average occupancy for 2002 was 73.78%. Occupancy for December 2002 and January 2003 has been in the high 80's. Despite the low average occupancy in 2002, the property has been able to operate above breakeven, and the mortgage and real estate taxes are current.

South Hills Apartments L.P. (South Hills Apartments) is a 72-unit, family property located in Bellevue, Nebraska. The property operated with an average occupancy of 94% in 2001. The occupancy decreased to 83% in 2002 due to a lack of rental assistance and a property manager who was not diligent in evicting the residents who violated their leases. The management company hired a new manager in April 2002, and there were several evictions during the second and third quarters of 2002. The management company continues to offer rental concessions to increase applicant traffic. The General Partner continues to fund the operating deficits, as needed.

Series 24

As of December 31, 2002 and 2001 the average Qualified Occupancy for the series was 99.9%. The series had a total of 23 properties at December 31, 2002. Out of the total 22 were at 100% Qualified Occupancy.

For the nine months being reported Series 24 reflects a net loss from Operating Partnerships of $876,638. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $379,188. This is an interim period estimate; it is not indicative of the final year end results.

Series 24 reported a decrease in net loss per BAC in the current three and nine-month periods from the prior three and nine-month periods. The decrease is mainly a result of the Series no longer recording operations for Los Lunas Apartments in the current three and nine-month periods.

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

Elm Street Associates Limited Partnership (Elm Street Apartments) is located in Yonkers, New York. The neighborhood has been a difficult one in which to operate due in part to high crime. Almost all tenants have some public subsidy, making this a very management-intensive property. Poor tenancy has resulted in ongoing operating deficits. Management issues, including poor rent collections and deferred maintenance, have plagued the property. Evergreen Management took over management of the property in October 1999, but they were not successful in sustaining improved operations. Evergreen was replaced by Apartment and Investment Management Company (AIMCO) on January 1, 2001, and AIMCO also failed to stabilize the property

Physical occupancy at the property ranged from 83% to 91% during the fourth quarter, representing between 3 and 6 vacant units. Average annual occupancy at the property for 2002 was 87%. Reporting of revenues and expenses during 2002 was erratic due to bad debt expense relating to rents reported during 2001, as well as due to significant adjusting entries to the financial statements made as a result of the 2001 audit. Reported year-end economic occupancy for the year was 83%.

In the fourth quarter, the former general partner completed the payments on his $400,000 operating deficit guaranty and signed an agreement to exit the partnership without further recourse. Also during the fourth quarter, negotiations were completed to secure Westhab, Inc. as property manager and to admit an affiliate of Westhab as Operating General Partner, both to be effective on January 1, 2003. Westhab's hands-on, community-oriented approach is expected to bring stability and breakeven operations to the property. Westhab is committed to neighborhood improvement at the subject and at nearby properties in which is also has an interest.

In addition, during the fourth quarter, commitment was received from the first mortgage lender (CPC) to restructure the first mortgage loan on favorable terms, with a closing expected during the first quarter of 2003.

North Hampton Place Limited Partnership (North Hampton Place), located in Columbia, Missouri, operated below breakeven during the fourth quarter of 2002. The main reason for its continuing cash expenditure is its low occupancy, which averaged 79% for the fourth quarter, and its large debt service. The mortgage, however, was refinanced in the fourth quarter with a more favorable interest rate and amortization period, and this should help to alleviate the property's cash expenditure. To address the low occupancy at the property, the management company is currently seeking a new site manager, as there were problems with the former manager. Management is also marketing the property to possible tenants through newspapers, churches and civic groups and improved the occupancy to 89% at January 31, 2003. The property's mortgage, taxes and insurance were all current as of December 31, 2002.

Series 25

As of December 31, 2002 and 2001 the average Qualified Occupancy for the series was 99.9%. The series had a total of 22 properties at December 31, 2002. Out of the total 21 were at 100% Qualified Occupancy.

For the nine months being reported Series 25 reflects a net loss from Operating Partnerships of $915,758. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $591,398. This is an interim period estimate; it is not indicative of the final year end results.

Sutton Place Apartments, L.P. (Sutton Place Apartments) owns and operates a 360 unit complex in Indianapolis, Indiana. The property has operated with an average occupancy rate of 95% in 2002 compared to an average of 93% for the year that ended December 31, 2001. Management believes that stability in the office staff and maintenance staff is resulting in continued high occupancy and continuing economic gains as well. Economic occupancy has also improved and, through December 31, 2002 has been close to 95%.

Although the property still suffers somewhat from high maintenance expenses as a result of tenant abuse and unit turnover, the high occupancy rate has provided sufficient operating income to fund these expenses. Criminal activity, which has historically been high, has declined substantially over the last year. This results from the fact that the property hired uniformed, off duty police officers as security and with the fact that criminal activity overall has declined in Indianapolis. While the Operating General Partner would still be obligated under his guarantee to fund operating deficits, this has not proven to be necessary in 2002. The mortgage, taxes and insurance were all current as of December 31, 2002.

Series 26

As of December 31, 2002 and 2001 the average Qualified Occupancy for the series was 100%. The series had a total of 45 properties at December 31, 2002, all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 26 reflects a net loss from Operating Partnerships of $1,176,943. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $948,053. This is an interim period estimate; it is not indicative of the final year end results.

W.P.V.A (Academy Apartments) is 32-unit, family property located in West Point, VA. The average occupancy was low at 87% in 2001, which negatively impacted the cash flow of the property. In 2002, average occupancy further decreased to 86%. This property is located in a mountainous resort area which experiences severe winter weather and mild spring/summer conditions. Because of the extreme seasonal changes, there is a population influx during the warmer months and the occupancy improves. The management company has focused on leasing through additional promotion, lead follow-up and advertising. They continue to run weekly advertisements in the local newspaper and send community contact letters to local business representatives. Additionally, the management company is focused on resident retention in order to stabilize the occupancy. The mortgage, real estate taxes, and insurance are current.

Series 27

As of December 31, 2002 and 2001 the average Qualified Occupancy for the series was 100% and 99.6%, respectively. The series had a total of 16 properties at December 31, 2002, all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 27 reflects a net loss from Operating Partnerships of $717,578. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $551,854. This is an interim period estimate; it is not indicative of the final year end results.

Holly Heights Limited Partnership (Holly Heights Apartments) continues to incur operating deficits due to high tenant turnover. Average occupancy increased to 86% in the fourth quarter 2002 from 75% for the first three quarters of 2002. There are limited job opportunities in this area and, as a result, some residents have moved to find work. Management will continue using rental concessions to improve occupancy. As a result of the low occupancy, negative cash flow and high payables continue to plague this property. An audit by the state regulatory agency identified issues of non-compliance, which were corrected. Boston Capital will continue to monitor the operations of the property until it stablizes. The General Partner continues to fund the operating deficit. The mortgage, taxes, and insurance are all current.

Series 28

As of December 31, 2002 and 2001 the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at December 31, 2002, all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 28 reflects a net loss from Operating Partnerships of $1,078,161. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $647,399. This is an interim period estimate; it is not indicative of the final year end results.

Series 29

As of December 31, 2002 and 2001 the average Qualified Occupancy for the Series was 100%. The series had a total of 22 properties at December 31, 2002 all of which were 100% Qualified Occupancy.

For the nine months being reported Series 29 reflects a net loss from Operating Partnerships of $1,364,133. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $650,229. This is an interim period estimate; it is not indicative of the final year end results.

Series 30

As of December 31, 2002 and 2001 the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at December 31, 2002 all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 30 reflects a net loss from Operating Partnerships of $798,580. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $353,614. This is an interim period estimate; it is not indicative of the final year end results.

Series 31

As of December 31, 2002 and 2001 the average Qualified Occupancy for the series was 100%. The series had a total of 27 properties at December 31, 2002 all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 31 reflects a net loss from Operating Partnerships of $1,237,485.When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $1,402,773. This is an interim period estimate; it is not indicative of the final year end results.

Series 32

As of December 31, 2002 and 2001, the average Qualified Occupancy for the series was 100% and 98.5%, respectively. The series had a total of 17 properties at December 31, 2002, all of which were at 100% Qualified Occupancy

For the nine months being reported Series 32 reflects a net loss from Operating Partnerships of $1,129,306. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $748,608. This is an interim period estimate; it is not indicative of the final year end results.

FFLM Associates is an Operating Partnership that purchased the Investment Limited Partner interest in Carriage Pointe Investors, LP, Sayerville Housing Investors LP, and Woodhaven at South Brunswick LP in 1998. Carriage Pointe Investors LP (Carriage Pointe Apartments) historically has suffered from negative cash flow, high accounts payables, and under-funded replacement reserves, in part due to the fact that the property only has 18 units. Several options were considered in recent months to improve the performance of the Partnership, including replacement of the Operating General Partner and refinancing the first mortgage. Neither of these options proved to be viable. The Operating General Partner continues to fund all operating deficits and the first mortgage lender is content to leave the loan in place. The property's operations through 2002 have improved significantly over the prior year. Occupancy remains at 100% and there was positive cash flow for the year. Accounts payables have been reduced since the beginning of the year.  There are minor deferred maintenance issues that will be addressed since the property is generating cash flow. The Investment General Partner will continue to address open issues for Carriage Pointe with the Operating General Partners.

Martinsville I, Ltd. (Martinsville Apartments) is a 13-unit property located in Shelbyville, Kentucky. The property was 100% occupied and had positive cash flow for the fourth quarter of 2002. The Operating General Partner refuses to consider settling with plaintiffs in lawsuits regarding sub-contractor payment disputes. There has been no legal activity regarding these suits so far in 2002. The Operating General Partner has rebuffed attempts of the Investment General Partner to assist in settling the sub-contractor issues. So long as these matters are outstanding, the Operating General Partner personal guarantees remain in place.

Series 33

As of December 31, 2002 and 2001 the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at December 31, 2002, all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 33 reflects a net loss from Operating Partnerships of $643,436. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $218,551. This is an interim period estimate; it is not indicative of the final year end results.

FFLM Associates is an Operating Partnership that purchased the Investment Limited Partner interest in Carriage Pointe Investors, LP, Sayerville Housing Investors LP, and Woodhaven at South Brunswick LP in 1998. Carriage Pointe Investors LP (Carriage Pointe Apartments) historically has suffered from negative cash flow, high accounts payables, and under-funded replacement reserves, in part due to the fact that the property only has 18 units. Several options were considered in recent months to improve the performance of the Partnership, including replacement of the Operating General Partner and refinancing the first mortgage. Neither of these options proved to be viable. The Operating General Partner continues to fund all operating deficits and the first mortgage lender is content to leave the loan in place. The property's operations through 2002 have improved significantly over the prior year. Occupancy remains at 100% and there was positive cash flow for the year. Accounts payables have been reduced since the beginning of the year.  There are minor deferred maintenance issues that will be addressed since the property is generating cash flow. The Investment General Partner will continue to address open issues for Carriage Pointe with the Operating General Partners.

Series 34

As of December 31, 2002 and 2001 the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at December 31, 2002, all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 34 reflects a net loss from Operating Partnerships of $1,127,824. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $583,952. This is an interim period estimate; it is not indicative of the final year end results.

Series 35

As of December 31, 2002 and 2001 the average Qualified Occupancy for the series was 100% and 91.3%, respectively. The series had a total of 11 properties at December 31, 2002, all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 35 reflects a net loss from Operating Partnerships of $951,260. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss from operations of $258,022. This is an interim period estimate; it is not indicative of the final year end results.

Series 36

As of December 31, 2002 and 2001 the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at December 31, 2002, all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 36 reflects a net loss from Operating Partnerships of $546,992. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $299,817. This is an interim period estimate; it is not indicative of the final year end results.

Annadale Housing Partners (Annadale Apartments) has historically reported net losses due to operational issues associated with the property.  As a result of efforts by the management company operations have improved significantly. Rental increases combined with improved collections, increased rental revenues by $99,860 (11.3%) in 2001. This combined with stabilized operating expenses allowed the property to operate above breakeven. This positive trend has continued into the fourth quarter of 2002, with net rental income exceeding budgeted projections. Occupancy remains stable at 88% through the fourth quarter of 2002. In accordance with the loan agreements, the property continues to fund capital improvements from operations. A welfare tax exemption was approved in 2001, and the Partnership received a refund of $29,982 in January 2002. If operations continue to demonstrate improvement, the Investment General Partner will no longer continue to report on this Partnership.

Series 37

As of December 31, 2002 and 2001 the average Qualified Occupancy for the series was 100% and 85.9%, respectively. The series had a total of 7 properties at December 31, 2002, all of which were at 100% Qualified Occupancy.

For the nine months being reported Series 37 reflects a net loss from Operating Partnerships of $362,134. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $499,494. This is an interim period estimate; it is not indicative of the final year end results.

Series 38

As of December 31, 2002 and 2001 the average Qualified Occupancy for the series was 100% and 91.2%, respectively. The series had a total of 10 properties at December 31, 2002, all of which were at 100% qualified occupancy.

For the nine months being reported Series 38 reflects a net loss from Operating Partnerships of $473,787. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $275,770. This is an interim period estimate; it is not indicative of the final year end results.

Series 39

As of December 31, 2002 and 2001 the average Qualified Occupancy for the series was 100% and 80.9% respectively. The series had a total of 9 properties at December 31, 2002, all of which were at 100% Qualified Occupancy..

For the nine months being reported Series 39 reflects a net loss from Operating Partnerships of $541,923. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive from operations of $93,206. This is an interim period estimate; it is not indicative of the final year end results.

The office of the US Attorney for the Western District of Louisiana has advised the Investment Limited Partner that they are investigating the alleged manipulation of property cost certifications by the Operating General Partner for Tally-Ho Apartments II (Tally Ho Apartments II) and Timber Trails I Partnership (Timber Trails I Apartments). The US Attorney is charging the Operating General Partner with falsifying the certified cost basis, upon which the Louisiana Housing Finance Agency (LHFA) determined the tax credit calculation, for the Operating Partnerships. The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment. As a result, and in accordance with provisions of the operating partnership agreement, the Investment Limited Partner has been successful in recovering capital from the partnership in order to secure against a possible reduction in tax credits. The reduction was an interim calculation, and if further adjustments are necessary, the Investment Limited Partner will work with the US Attorney, the court and the Operating General Partner. The court has recently accepted guilty pleas from both the construction contractor involved in the projects and three current or former employees of the Operating General Partner.

Series 40

As of December 31, 2002 and 2001 the average Qualified Occupancy for the series was 100% and 80.6%, respectively. The series had a total of 16 properties at December 31, 2002, all of which at 100% Qualified Occupancy.

For the nine months being reported Series 40 reflects a net loss from Operating Partnerships of $515,603. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $176,241. This is an interim period estimate; it is not indicative of the final year end results.

The office of the US Attorney for the Western District of Louisiana has advised the Investment Limited Partner that they are investigating the alleged manipulation of property cost certifications by the Operating General Partner for Center Place Apartments II LP (Center Place Apartments II), Oakland Partnership (Oakland Apartments) and Western Gardens Partnership (Western Gardens Apartments). The US Attorney is charging the Operating General Partner with falsifying the certified cost basis, upon which the Louisiana Housing Finance Agency (LHFA) determined the tax credit calculation, for the Operating Partnerships. The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment. As a result, and in accordance with provisions of the operating partnership agreement, the Investment Limited Partner has been successful in recovering capital from the partnership in order to secure against a possible reduction in tax credits. The reduction was an interim calculation, and if further adjustments are necessary, the Investment Limited Partner will work with the US Attorney, the court and the Operating General Partner. The court has recently accepted guilty pleas from both the construction contractor involved in the projects and three current or former employees of the Operating General Partner.

Series 41

As of December 31, 2002 the average Qualified Occupancy for the series was 93.7%. The series had a total of 21 properties at December 31, 2002. Out of the total 18 were at 100% Qualified Occupancy and 2 were in active lease-up. The Series also had 1 property that was still under construction at December 31, 2002. Since all of the properties acquired as of December 31, 2001 were still under construction there is no comparative information to report.

For the nine months being reported Series 41 reflects a net loss from Operating Partnerships of $616,859. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss from operations of $91,657. This is an interim period estimate; it is not indicative of the final year end results.

The office of the US Attorney for the Western District of Louisiana has advised the Investment Limited Partner that they are investigating the alleged manipulation of property cost certifications by the Operating General Partner for Bienville Partnership A LP (Bienville Apartments) and Red Hill Apartments I Partnership (Red Hill Apartments I). The US Attorney is charging the Operating General Partner with falsifying the certified cost basis, upon which the Louisiana Housing Finance Agency (LHFA) determined the tax credit calculation, for the Operating Partnerships. The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment. As a result, and in accordance with provisions of the operating partnership agreement, the Investment Limited Partner has been successful in recovering capital from the partnership in order to secure against a possible reduction in tax credits. The reduction was an interim calculation, and if further adjustments are necessary, the Investment Limited Partner will work with the US Attorney, the court and the Operating General Partner. The court has recently accepted guilty pleas from both the construction contractor involved in the projects and three current or former employees of the Operating General Partner.

Series 42

As of December 31, 2002 the average Qualified Occupancy was 88.8%. The series had a total of 17 properties at December 31, 2002. Out of the total 5 were at 100% Qualified Occupancy and 3 were in active lease-up. The Series also had 9 properties which were still under construction at December 31, 2002. Since all of the properties were acquired after December 31, 2001, there is no comparative information to report.

For the nine months being reported Series 42 reflects a net loss from Operating Partnerships of $26,946. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $5,352. This is an interim period estimate; it is not indicative of the final year end results.

The office of the US Attorney for the Western District of Louisiana has advised the Investment Limited Partner that they are investigating the alleged manipulation of property cost certifications by the Operating General Partner for Natchez Place II Partnership A LP (Natchez Place Apartments). The US Attorney is charging the Operating General Partner with falsifying the certified cost basis, upon which the Louisiana Housing Finance Agency (LHFA) determined the tax credit calculation, for the Operating Partnerships. The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment. As a result, and in accordance with provisions of the operating partnership agreement, the Investment Limited Partner has been successful in recovering capital from the partnership in order to secure against a possible reduction in tax credits. The reduction was an interim calculation, and if further adjustments are necessary, the Investment Limited Partner will work with the US Attorney, the court and the Operating General Partner. The court has recently accepted guilty pleas from both the construction contractor involved in the projects and three current or former employees of the Operating General Partner.

Series 43

As of December 31, 2002 the average Qualified Occupancy was 81.5%. The series had a total of 14 properties at December 31, 2002. Out of the total 3 were at 100% Qualified Occupancy and 8 were still under construction. The series also had 3 properties with multiple buildings some of which were under construction and some of which were in lease-up at December 31, 2002. Since all of the properties were acquired after December 31, 2001, there is no comparative information to report.

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
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: February 19, 2003		By:	/s/ John P. Manning John P. Manning