Form 10-K
period 2003-03-31
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2003-07-15
CIK 913778

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003 or

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

XX

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
Form 8-K dated April 23, 1998
Form 8-K dated April 24, 1998
Form 8-K dated April 27, 1998
Form 8-K dated April 29, 1998
Form 8-K dated April 30, 1998
Form 8-K dated April 30, 1998
Form 8-K dated April 30, 1998
Form 8-K dated May 1, 1998
Form 8-K dated June 30, 1999
Form 8-K dated June 30, 1999
Form 8-K dated July 27, 1999
Form 8-K dated July 27, 1999
Form 8-K dated November 30, 1999
Form 8-K dated December 28, 1999
Form 8-K dated December 29, 1999
Form 8-K dated January 26, 2000
Form 8-K dated February 3, 2000
Form 8-K dated February 9, 2000
Form 8-K dated February 10, 2000
Form 8-K dated February 16, 2000
Form 8-K dated September 29, 2000
Form 8-K dated September 29, 2000
Form 8-K dated September 29, 2000
Form 8-K dated September 29, 2000
Form 8-K dated September, 2002
Form 8-K dated September, 2002
Form 8-K dated September, 2002

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

Form 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2003

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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the “Prospectus”) were filed with the Securities and Exchange Commission and became effective December 16, 1993 in connection with a public offering (“Offering”) in one or more series of a minimum of 250,000 BACs and a maximum of 30,000,000 BACs at $10 per BAC.  On April 18, 1996 an amendment to Form S-11, which registered an additional 10,000,000 BACs for sale to the public in one or more series, became effective. On April 2, 1998 an amendment to Form S-11, which registered an additional 25,000,000 BACs for sale to the public in one or more series, became effective. On August 31, 1999 an amendment to Form S-11, which registered an additional 8,000,000 BACs for sale to the public became effective.  On July 26, 2000 an amendment to Form S-11, which registered an additional 7,500,000 BACs for sale to the public became effective. On July 23, 2001 an amendment to Form S-11, which registered an additional 7,000,000 BACs for sale to the public became effective.  On July 24, 2002 an amendment to Form S- 11, which registered an additional 7,000,000 BAC’s for sale to the public became effective.  As of March 31, 2003, subscriptions had been received and accepted by the General Partner in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43 and Series 44 for 75,662,578 BAC’s representing capital contributions of $756,292,680.

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

As of March 31, 2003 the Fund had invested in 24 Operating Partnerships on behalf of Series 20, 14 Operating Partnership on behalf of Series 21, 29 Operating Partnerships on behalf of Series 22, 22 Operating Partnerships on behalf of Series 23, 24 Operating Partnerships on behalf of Series 24, 22 Operating Partnerships on behalf of Series 25, 45 Operating Partnerships on behalf of Series 26, 16 Operating Partnerships on behalf of Series 27, 26 Operating Partnerships on behalf of Series 28, 22 Operating Partnerships on behalf of Series 29, 20 Operating Partnerships on behalf of Series 30, 27 Operating Partnerships on behalf of Series 31, 17 Operating Partnerships on behalf of Series 32, 10 Operating Partnerships on behalf of Series 33, 14 Operating Partnerships on behalf of Series 34, 11 Operating Partnerships on behalf of Series 35, 11 Operating Partnerships on behalf of Series 36, 7 Operating Partnerships on behalf of Series 37, 10 Operating Partnerships on behalf of Series 38, 9 Operating Partnerships on behalf of Series 39, 16 Operating Partnerships on behalf of Series 40, 20 Operating Partnerships on behalf of Series 41, 17 Operating Partnerships on behalf of Series 42, 16 Operating Partnerships on behalf of Series 43 and 4 Operating Partnerships on behalf of Series 44.  A description of these Operating Partnerships is set forth in Item 2 herein.

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

Item 2.             Properties

The Fund has acquired a Limited Partnership interest in 453 Operating Partnerships in 25 series, identified in the table set forth below.  The Apartment Complex owned by the Operating Partnership is eligible for the Federal Housing Tax Credit.  Initial occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as “Qualified Occupancy.”  The Operating Partnership and the respective Apartment Complex is described more fully in the Prospectus.  The General Partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund IV L.P. - Series 20

PROPERTY PROFILE AS OF MARCH 31, 2003

Property Name	Location	Units	Mortgage Balance as of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con paid thru 3/31/03
Ashbury Apartments	Sioux Falls, SD	48	$1,138,137	4/94	6/94	100%	$806,117

Bennetts Pointe Apts.	Bennetsville, SC	32	1,328,873	3/94	8/94	100%	281,100

Bradley Manor	Bradley, AR	25	790,392	8/94	3/95	100%	182,044

Breeze Cove Apts.	Port Washington, WI	64	2,644,416	5/94	10/94	100%	2,601,494

Cascades Commons Apts.	Sterling, VA	320	14,241,563	6/94	10/95	100%	7,132,820

Clarksville Estates	Clarksville, MO	32	686,066	6/94	9/94	100%	142,639

Club Goldenrod II, Apartments	Orlando, FL	220	7,156,224	4/94	6/95	100%	3,681,417

College Greene Senior Apts	N. Chili, NY	110	3,712,242	3/95	8/95	100%	1,918,496

Concordia Manor I	St. Croix, VI	22	1,451,278	8/94	7/95	100%	490,034

Coushatta Seniors II Apartments	Coushatta, LA	24	705,304	5/94	3/94	100%	175,182

East Douglas Apartment	Bloomington, IL	51	2,083,380	7/94	12/95	100%	1,281,690

Edison Lane Apartments	Edison, GA	24	712,943	9/94	10/95	100%	204,561

Evergreen Hills Apts.	Macedon, NY	72	2,734,009	8/94	1/95	100%	693,966

Property Name	Location	Units	Mortgage Balance as of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con paid thru 3/31/03
Fairoaks Lane Apts.	Rincon, GA	44	$1,401,662	7/94	5/95	100%	$339,284

Floral Acres II	Waggaman, LA	32	1,022,690	5/94	8/94	100%	228,457

Forest Glen Village	Vidalia, GA	46	1,317,667	7/94	2/95	100%	378,777

Gardenview Apartments	Pasedena, TX	309	4,977,496	6/94	9/95	100%	2,261,021

Harrisonburg, Seniors Apts.	Harrison- burg, LA	24	679,874	5/94	1/94	100%	176,621

Hillside Apartments	Cynthiana, KY	48	767,449	10/94	4/95	100%	643,850

Kristine Apartments	Bakersfield, CA	60	1,265,475	10/94	10/94	100%	311,675

Northfield Apts.	Jackson, MS	120	2,829,171	6/94	8/95	100%	3,273,126

Parkside Apartments	Avondale, AZ	54	649,649	12/94	1/94	100%	282,547

Riverview Apartments	Franklinton, LA	47	1,678,258	4/94	10/94	100%	370,000

Shady Lane Senior Apts.	Winnfield, LA	32	932,056	5/94	10/93	100%	197,200

Boston Capital Tax Credit Fund IV L.P. - Series 21

PROPERTY PROFILE AS OF MARCH 31, 2003

Property Name	Location	Units	Mortgage Balance as of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con paid thru 3/31/03
Atlantic City Apts.	Atlantic City, NJ	153	$5,175,000	9/94	10/95	100%	$2,500,000

Black River Run	Black River Falls, WI	48	1,188,136	10/94	12/94	100%	350,531

Cattaraugus Manor	Cattaraugus, NY	24	1,084,560	8/94	4/95	100%	263,711

Creekside at Tasker’s Chance	Frederick, MD	120	4,749,380	10/94	9/95	100%	2,686,170

Forest Glen at Sully Station	Centreville, VA	118	5,731,944	11/94	9/95	100%	2,649,450

Fort Halifax	Winslow, ME	24	1,111,165	9/94	1/95	100%	389,085

Havelock Manor Apts.	Havelock, NC	60	1,826,589	12/94	10/95	100%	347,557

Holly Village	Buchanan, GA	24	704,960	8/94	6/95	100%	205,400

Liveoak Village	Union Springs, AL	24	755,654	10/94	7/95	100%	176,953

Lookout Ridge Apts.	Covington, KY	30	618,548	12/94	12/94	100%	763,038

Pinedale Apartments II	Menomonie, WI	60	1,331,587	10/94	12/94	100%	869,798

Pumphouse Crossing II Apartments	Chippewa, WI	48	1,217,042	10/94	12/94	100%	692,840

Property Name	Location	Units	Mortgage Balance as of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con paid thru 3/31/03
The Woods Apartments	Campton, NH	20	$1,013,413	8/94	10/94	100%	$269,500

Tower View Apartments	Tower City, PA	25	1,115,293	11/94	5/95	100%	268,863

Boston Capital Tax Credit Fund IV L.P. - Series 22

PROPERTY PROFILE AS OF MARCH 31, 2003

Property Name	Location	Units	Mortgage Balance as of 12/31/02	Acq. Date	Const Comp.	Qualified Occupancy 3/31/03	Cap Con paid thru 3/31/03
Albemarle Village	Hertford, NC	36	$1,431,305	1/95	9/94	100%	$321,628

Apple Village	Edmond, OK	160	3,768,496	11/94	3/96	100%	1,572,166

Bayou Crossing	Riverview, FL	290	8,615,411	11/94	1/96	100%	2,854,036

Bellwood Gardens	Ford City, PA	28	1,235,761	6/95	9/9 5	100%	308,152

Black River Run Apts.	Black River Falls, WI	48	1,188,136	3/95	12/94	100%	395,279

Clarendon Court	Summerton, SC	40	1,435,854	10/94	4/95	100%	340,737

Club II Goldenrod	Orlando, FL	220	7,156,224	3/95	6/95	100%	2,106,975

Cobblestone Apartments	Fuquay, NC	33	1,401,719	1/95	5/94	100%	326,054

Concordia Manor II	St. Croix, VI	20	1,480,613	1/95	11/95	100%	259,444

Concordia Manor III	St. Croix, VI	20	1,469,851	2/95	12/95	100%	264,007

Drakes Branch Elderly	Drakes Branch, VA	32	1,254,181	1/95	6/95	100%	232,722

Elks Towers Apartments	Litchfield, IL	27	795,675	10/95	12/96	100%	750,656

Fonda Terrace	Fonda, NY	24	1,013,411	12/94	10/94	100%	259,387

Highland House	Boston, MA	14	715,700	12/96	5/97	100%	571,829

Property Name	Location	Units	Mortgage Balance as of 12/31/02	Acq. Date	Const Comp.	Qualified Occupancy 3/31/03	Cap Con paid thru 3/31/03
Kimbark 1200 Apts.	Longmont, CO	48	$1,960,989	9/95	12/95	100%	$321,843

Kingsway Apartments	Swedsboro, NJ	36	1,800,015	7/95	6/95	100%	46,290

Lake City Apartments	Lake City, PA	44	1,275,486	8/98	6/98	100%	240,900

Lake Street Apartments	Girard, PA	32	1,347,650	4/95	9/95	100%	342,369

Lost Tree Apartments	Branson, MO	88	1,549,505	4/95	6/95	100%	474,948

Maplewood Apartments	Sacramento, KY	12	430,597	8/95	9/95	100%	110,881

Marksville Square	Marksville, LA	32	950,950	1/95	1/96	100%	268,848

Neshoba County	Philadelphia, MS	25	842,112	7/95	8/95	100%	251,411

Philadelphia Square	Philadelphia, MS	16	538,952	7/95	8/95	100%	149,950

Quankey Hills	Halifax, NC	24	1,000,533	1/95	3/95	100%	200,496

Richmond Square	Richmond, MO	32	840,696	12/94	2/95	100%	818,770

Salem Wood Apartments	Salemburg, NC	24	940,085	1/95	12/94	100%	181,355

The Birches	Old Orchard Beach, ME	88	2,800,000	1/95	3/96	100%	1,514,512

Troy Villa Apartments	Troy, MO	64	1,842,166	12/94	6/95	100%	1,810,416

Property Name	Location	Units	Mortgage Balance as of 12/31/02	Acq. Date	Const Comp.	Qualified Occupancy 3/31/03	Cap Con paid thru 3/31/03
Twin City Villa	Festus, MO	40	$1,369,910	1/95	11/95	100%	$679,176

Boston Capital Tax Credit Fund IV L.P. - Series 23

PROPERTY PROFILE AS OF MARCH 31, 2003

Property Name	Location	Units	Mortgage Balance as of 12/31/02	Acq. Date	Const Comp.	Qualified Occupancy 3/31/03	Cap Con paid thru 3/31/03

Apple Village	Edmond, OK	160	$3,768,496	11/94	3/96	100%	$1,572,166

Bayou Crossing	Riverview, FL	290	8,615,411	4/95	1/96	100%	4,281,054

Concordia Manor II	St. Croix, VI	20	1,480,613	1/95	11/95	100%	259,445

Concordia Manor III	St. Croix, VI	20	1,469,851	2/95	12/95	100%	264,007

Columbia Commons	Hempstead, NY	37	1,219,072	5/95	5/95	100%	1,501,605

Country Hill Apts. Ph II	Cedar Rapids, IA	92	2,003,329	8/95	6/96	100%	1,981,495

Great Pines Apts.	Hurleyville, NY	26	1,154,952	7/95	12/95	100%	340,835

Heatheridge Estates **	Barling, AR	17	765,304	7/95	11/95	100%	748,240

Ithaca Apts. I	Ithaca, MI	28	639,712	11/95	7/95	100%	164,008

Kimbark 1200 Apts.	Longmont, CO	48	1,960,989	9/95	12/95	100%	965,530

La Pensione K Apts.	Sacramento, CA	129	2,451,101	9/95	12/96	100%	2,650,580

Mathis Apartments	Mathis, TX	32	900,794	1/95	1/95	100%	219,045

Mid City Apartments	Jersey City, NJ	58	2,841,065	9/95	6/94	100%	113,679

Orange Grove Seniors	Orange Grove, TX	24	659,878	5/95	2/95	100%	104,728

Property Name	Location	Units	Mortgage Balance as of 12/31/02		Acq. Date	Const Comp.	Qualified Occupancy 3/31/03	Cap Con paid thru 3/31/03

Philmont Terrace	Philmont, LA	32	$1,481,857		5/95	5/95	100%	$370,750

Riverview Apartments	St. Louis, MO	42	1,135,578		8/95	12/95	100%	1,160,308

South Hills Apartments	Bellevue, NE	72	1,827,280		6/95	2/96	100%	1,686,354

St. Peters Villa	St. Peters, MO	54	1,748,012		7/95	3/96	100%	1,495,685

The Birches	Old Orchard Beach, ME	88	2,800,000		1/95	3/96	100%	1,399,532

Twin City Villa	Festus, MO	40	1,369,910		2/95	11/95	100%	679,176

Village Woods Est.	Kansas City, KS	45	1,537,726		5/95	12/95	100%	1,704,928

Vinsett Estates **	Van Buren, AR	10		**	7/95	11/95	100%		**

Woodland Hills	Roland, OK	10	293,200		7/95	6/95	100%	274,540

**  Two properties which make up one Operating Partnership named Barlee Properties L.P. with 27 units.  Entire mortgage balance and contributions are listed with Heatheridge Estates.

Boston Capital Tax Credit Fund IV L.P. - Series 24

PROPERTY PROFILE AS OF MARCH 31, 2003

Property Name	Location	Units	Mortgage Balance as of 12/31/02	Acq. Date	Const Comp.	Qualified Occupancy 3/31/03	Cap Con paid thru 3/31/03
Autumn Ridge Apartments	Shenandoah, VA	34	$1,525,327	7/96	1/97	100%	$319,466

Brooks Summit	Blue Ridge, GA	36	1,106,420	12/95	11/96	100%	223,280

Brownsville Apartments	Brownsville, TN	36	1,190,954	9/95	9/95	100%	267,091

Century East Apts. IV	Bismark, ND	24	611,365	8/95	8/95	100%	399,962

Century East Apts. V	Bismark, ND	24	611,365	11/95	9/95	100%	399,962

Centenary Towers Apts.	St. Louis, MO	100	2,435,000	5/97	12/97	100%	679,577

Cooper’s Crossing	Irving, TX	93	3,485,836	6/96	12/95	100%	848,708

Edenfield Apartments	Millen, GA	48	1,251,535	1/96	12/96	100%	314,827

Elm Street Apartments	Yonkers, NY	35	1,771,308	1/96	1/96	100%	407,601

Heritage Glen Apts.	Coolidge, AZ	28	1,121,443	4/96	4/96	100%	373,388

Hillridge Apts	Los Lunas, NM	38	215,000	8/96	6/96	100%	1,019,255

Lake Apts I	Fargo, ND	24	592,831	8/95	7/95	100%	399,962

Lakeway Apts	Zwolle, LA	32	857,875	11/95	4/96	100%	110,902

Laurelwood Park Apts.	High Point, NC	100	2,279,621	2/96	10/96	100%	2,120,403

Madison Park IV	Boston, MA	143	7,480,131	5/96	3/97	97%	1,218,903

Property Name	Location	Units	Mortgage Balance as of 12/31/02	Acq. Date	Const Comp.	Qualified Occupancy 3/31/03	Cap Con paid thru 3/31/03
New Hilltop Apartments	Laurens, SC	72	$1,669,914	11/95	11/95	100%	$450,039

North Hampton Pl.	Columbia, MO	36	752,514	11/95	3/96	100%	1,002,996

Northfield Housing, L.P.	Jackson, MS	5	183,259	12/96	9/96	100%	217,266

Pahrump Valley Apts.	Pahrump, NV	32	1,383,399	7/96	7/96	100%	335,225

Park Meadow Apartments	Gaylord, MI	80	1,781,058	9/95	4/97	100%	1,753,158

Shadowcreek Apartments	Overton, NV	24	1,216,411	6/96	9/96	100%	361,320

Stanton Village Apts.	Stanton, TN	40	1,201,329	9/95	9/95	100%	279,730

Woodlands Apartments	Elko, NV	24	1,125,907	11/95	9/95	100%	269,867

Wyandotte Apartments	Los Angeles, CA	73	3,245,714	4/96	2/97	100%	1,663,747

Boston Capital Tax Credit Fund IV L.P. - Series 25

PROPERTY PROFILE AS OF MARCH 31, 2003

Property Name	Location	Units	Mortgage Balance as of 12/31/02	Acq. Date	Const Comp.	Qualified Occupancy 3/31/03	Cap Con paid thru 3/31/03
Dogwood Park Apts .	Athens, GA	127	$2,532,344	12/95	10/96	100%	$3,538,760

Dunlap Acres	West Point, MS	50	1,078,206	9/96	4/96	100%	522,160

Century East II Apts.	Bismark, ND	24	522,284	8/96	6/96	100%	371,183

Clarke Manor Apts.	Pokamoke City, MD	30	1,211,927	2/96	4/96	100%	440,107

Hannah Heights Apts.	Ethel, MS	28	806,612	6/96	12/96	100%	321,584

Heartland Green Cave	Horse Cave, KY	24	839,140	5/96	11/96	100%	270,132

Hurricane Hills	Hurricane, UT	49	1,232,903	9/96	4/97	100%	2,242,394

Laurelwood Park Apts.	High Point, NC	100	2,307,935	2/96	10/96	100%	946,539

Lenox Ave. Apts.	Manhattan, NY	18	513,285	10/96	9/97	100%	903,792

Madison Park IV	Boston, MA	143	7,480,131	5/96	3/97	97%	2,116,938

Main Everett Apts.	New Rochelle, NY	11	603,112	6/96	1/97	100%	782,852

Maple Hill	New Haven, CT	32	998,687	2/97	2/98	100%	199,951

Mary Ryder Home	St. Louis, MO	48	72,887	1/97	6/96	100%	1,591,573

Osborne Apts.	White Plains, NY	7	416,061	6/96	12/96	100%	522,325

Property Name	Location	Units	Mortgage Balance as of 12/31/02	Acq. Date	Const Comp.	Qualified Occupancy 3/31/03	Cap Con paid thru 3/31/03
Rose Square	Connellsville, PA	11	$386,504	10/96	2/97	100%	$288,209

Rosewood Estates, II	Bladenboro, NC	16	673,896	9/96	12/96	100%	124,304

Sandstone Village	Great Falls, MT	48	1,175,986	11/95	8/96	100%	1,295,623

Shannon Rentals	Shannon, MS	48	1,252,959	4/96	1/97	100%	324,990

Smith House	Roxbury, MA	132	1,837,630	4/96	3/97	100%	1,031,269

Sutton Place	Indianopolis, IN	360	5,980,786	11/96	10/97	100%	647,751

Washington Arms	Dayton, OH	93	1,837,828	2/96	2/95	100%	203,859

Wyandotte Apts.	Los Angeles, CA	73	3,245,714	4/96	2/97	100%	2,280,623

Boston Capital Tax Credit Fund IV L.P. - Series 26

PROPERTY PROFILE AS OF MARCH 31, 2003

Property Name	Location	Units	Mortgage Balance as of 12/31/02	Acq. Date	Const Comp.	Qualified Occupancy 3/31/03	Cap Con paid thru 3/31/03
Academy Apts.	West Point, VA	32	$1,155,756	4/97	3/98	100%	$263,722

Bradley Estates Phase I	Meriden, CT	74	1,778,168	2/97	12/97	100%	671,336

Bradley Estates Phase II	Meriden, CT	42	1,060,133	2/97	12/97	100%	486,861

Brookhaven Apts.	Shrevport, LA	35	1,027,761	2/97	1/97	100%	573,912

Butler Estates	Leesville, LA	10	165,930	8/96	10/96	100%	77,627

Calgory Apts. I	Bismark, ND	24	611,356	2/96	12/95	100%	414,507

Calgory Apts. II	Bismark, ND	24	613,933	2/96	12/95	100%	414,507

Calgory Apts. III	Bismark, ND	24	608,731	2/96	12/95	100%	414,507

Cameron Apts.	Cameron, LA	40	748,420	8/96	10/96	100%	475,965

Country Edge Apts.	Fargo, ND	48	1,039,512	7/97	12/97	100%	1,128,587

Devonshire II Apts.	London, OH	28	761,022	1/97	12/96	100%	182,070

Devonshire West Apts.	W. Jefferson, OH	19	528,913	1/97	1/97	100%	126,983

East Park II Apts.	Dilworth, MN	24	552,350	8/96	8/96	100%	525,631

Edgewood Park Apts.	Milledge-ville, GA	61	1,500,000	5/96	1/97	100%	1,477,023

Property Name	Location	Units	Mortgage Balance as of 12/31/02	Acq. Date	Const Comp.	Qualified Occupancy 3/31/03	Cap Con paid thru 3/31/03
Edgewood Estates Apts.	Edgewood, TX	22	$606,296	6/97	11/96	100%	$173,436

Esche Street SRO	Trenton, NJ	104	2,297,001	4/97	5/98	100%	3,734,928

Grandview Apartments	Fargo, ND	36	1,131,756	8/96	8/96	100%	1,069,522

Grayson Manor	Independence, VA	32	1,046,397	3/98	11/98	100%	656,156

Hallman Court Apts.	Rochester, NY	77	9,044,710	1/99	7/00	100%	283,873

Hanover Apts.	Ashland, VA	40	1,270,518	11/97	4/98	100%	295,538

Hanover Towers Apts.	Meriden, CT	100	4,586,221	2/97	11/97	100%	1,065,649

Hazeltine Apts.	Los Angeles, CA	35	1,379,996	6/96	1/97	100%	1,606,155

Holly Heights Apts.	Bowling Green, KY	30	1,251,476	5/97	8/97	100%	362,738

Lake Apts. IV	Fargo, ND	24	623,821	2/96	12/95	100%	414,507

Lake Apts. V	Fargo, ND	24	597,881	2/96	12/95	100%	414,507

Lauderdale County Properties	Meriden, MS	48	1,111,687	12/98	5/99	100%	444,136

Liberty Village Apts.	Liberty, NY	32	1,731,599	1/97	5/97	100%	437,448

Property Name	Location	Units	Mortgage Balance as of 12/31/02	Acq. Date	Const Comp.	Qualified Occupancy 3/31/03	Cap Con paid thru 3/31/03
Little Valley Est.	Little Valley, NY	24	$1,141,423	1/97	4/97	100%	$284,257

Maxton Green Apts.	Maxton, NC	32	958,818	9/96	12/96	100%	263,281

Madison Apartments	Miami Beach, FL	17	1,080,227	3/96	6/97	100%	896,695

Mason Manor Apts.	Mason, TN	24	922,794	2/96	1/96	100%	229,775

Mosby Forest Apts.	Littleton, NC	24	677,824	10/96	10/96	100%	496,753

New Hope Bailey Apts.	De Ridder, LA	40	817,064	8/96	9/96	100%	455,212

Nordhoff Apts.	North Hills, CA	38	1,962,631	9/96	7/97	100%	1,787,961

Park Ridge Apartments	Jackson, TN	136	5,000,000	11/98	12/99	100%	835,861

Powell Valley Village	Jonesville, VA	34	735,464	3/98	12/98	100%	1,423,248

Southwind Apts. A LDHA	Jennings, LA	36	834,653	8/96	12/96	100%	428,742

T.R. Bobb Apts.	New Iberia, LA	30	676,662	8/96	12/96	100%	428,742

Timmons- Ville Green Apts.	Timmonsville, SC	32	1,062,564	10/96	2/97	100%	292,587

Tremont Station Apartments	Tremont, PA	24	1,149,464	5/96	11/96	100%	349,889

Property Name	Location	Units	Mortgage Balance as of 12/31/02	Acq. Date	Const Comp.	Qualified Occupancy 3/31/03	Cap Con paid thru 3/31/03
Village Estates Apts.	Victoria, VA	32	$1,148,517	4/97	10/98	100%	$270,204

Village Green Apts.	Gloucester, VA	32	1,142,469	4/97	11/97	100%	251,779

Warrensburg Heights	Warrensburg, MO	28	1,105,339	12/96	11/96	100%	308,825

Westside Apts.	Salem, AR	29	1,032,590	8/96	10/96	100%	265,020

The Willows Apts.	Smithville, TX	32	798,420	5/96	5/96	100%	209,768

Boston Capital Tax Credit Fund IV L.P. - Series 27

PROPERTY PROFILE AS OF MARCH 31, 2003

Property Name	Location	Units	Mortgage Balance as of 12/31/02	Acq. Date	Const Comp.	Qualified Occupancy 3/31/03	Cap Con paid thru 3/31/03
AHAB Rental Units Phase II	Springfield, MO	17	$480,285	6/97	11/97	100%	$578,458

Angelou Court Apts.	New York, NY	23	986,635	10/97	8/99	100%	1,791,275

Canisteo Manor	Canisteo, NY	24	889,480	4/98	4/98	100%	621,857

The Casa Rosa	San Juan, PR	97	851,418	9/97	4/98	100%	1,232,936

Forest Glen At Sulluy Station Phase II Atps.	Centreville, VA	119	6,462,143	8/96	6/97	100%	1,362,808

Harrison Heights Apts.	Harrisonville, MO	48	1,252,626	1/98	12/96	100%	245,516

Harbor Towers Apts.	Meriden, CT	202	11,400,636	2/97	11/97	100%	2,895,280

Holly Heights Apts.	Storm Lake, IA	32	491,156	4/97	8/98	100%	614,058

Lake Apts. II	Fargo, ND	24	593,060	1/97	12/95	100%	396,024

Magnolia Place Apts.	Gautier, MS	40	866,894	11/97	1/98	100%	800,027

Northrock Apts.	Topeka, KS	76	2,539,290	5/00	5/00	100%	610,365

Park Crest Apts.	Sherwood, AR	216	9,200,000	11/99	6/99	100%	115,311

Property Name	Location	Units	Mortgage Balance as of 12/31/02	Acq. Date	Const Comp.	Qualified Occupancy 3/31/03	Cap Con paid thru 3/31/03
Pear Village Apts.	Leitchfile, KY	16	$495,710	8/96	2/97	100%	$488,822

Randolph Village	Silver Spring, MD	130	5,695,044	9/96	8/97	100%	2,240,075

Summer Hill Sr. Apts.	Wayne, NJ	164	9,074,569	11/96	4/98	100%	2,337,000

Sunday Sun Apts.	Bowling Green, KY	30	866,579	10/96	12/96	100%	714,938

Boston Capital Tax Credit Fund IV L.P. - Series 28

PROPERTY PROFILE AS OF MARCH 31, 2003

Property Name	Location	Units	Mortgage Balance as of 12/31/02	Acq. Date	Const Comp.	Qualified Occupancy 3/31/03	Cap Con paid thru 3/31/03
1374 Boston Road L.P.	New York, NY	15	$492,293	2/97	6/97	100%	$522,065

Ashberry Manor Apts.	Bardstown, KY	24	636,455	2/97	3/97	100%	561,330

Bienville III Apts.	Ringold, LA	32	955,724	2/97	2/97	100%	349,186

Blanchard Apts.	Blanchard, LA	32	906,098	7/97	7/97	100%	307,218

Chandler Village Apts	Chandler, OK	32	901,986	4/97	7/97	100%	255,639

Cottonwood Apts.	Cottonwood, LA	24	731,207	7/97	7/97	100%	248,058

Cottonwood Apts.	Holly Grove, AR	24	926,458	2/97	4/97	100%	254,856

Evangeline Apts.	Lake Arthur, LA	32	966,118	11/97	1/98	100%	366,284

Fairway Apts. II	Marlette, MI	48	1,031,364	12/96	3/97	100%	255,353

Falcon Pointe Apts.	Rosenburg, TX	102	3,067,836	4/98	10/99	100%	3,191,142

Jackson Place Apts.	Jackson, LA	40	998,492	7/97	10/97	100%	983,615

Mapelwood Apts.	Winnfield, LA	40	903,952	3/98	8/98	100%	922,119

Milton Village Apts.	Milton, NY	32	1,172,913	2/97	6/97	100%	1,192,184

Neighborhood Restorations VII	West Philadelphia, PA	72	2,114,533	2/98	2/98	100%	3,809,335

Property Name	Location	Units	Mortgage Balance as of 12/31/02	Acq Date	Const Comp.	Qualified Occupancy 3/31/03	Cap Con paid thru 3/31/03
Park Plaza I & II	West Memphis, AR	128	$2,946,619	12/97	11/96	100%	$553,954

Park Village Apts.	Athens, TN	80	1,189,692	10/98	6/99	100%	1,992,486

Pin Oak Village	Bowie, MD	110	8,926,368	11/97	1/96	100%	3,804,585

Southern Villa Apts.	Russellville, KY	32	1,333,380	11/97	4/98	100%	323,500

Randolph Village	Silver Spring, MD	130	5,695,044	12/97	8/97	100%	909,471

Sand Lane Manor Apts.	Henderson, KY	24	665,700	8/97	4/98	100%	556,478

Senior Suites of Chicago	Chicago, IL	84	4,073,056	12/97	12/98	100%	3,176,031

Sumner House	Hartford, CT	79	1,110,066	1/98	7/98	100%	2,010,966

Terraceview Townhomes Apts.	Litchfield MN	22	682,335	7/97	10/97	100%	726,402

Tilghman Square	Dunn, NC	20	769,657	11/97	10/97	100%	307,605

Wellston Village Apts.	Wellston, OK	14	372,809	4/97	8/97	100%	107,258

Yale Village Apts.	Yale, OK	8	196,955	2/98	7/98	100%	69,341

Boston Capital Tax Credit Fund IV L.P. - Series 29

PROPERTY PROFILE AS OF MARCH 31, 2003

Property Name	Location	Units	Mortgage Balance as of 12/31/02	Acq. Date	Const Comp.	Qualified Occupancy 3/31/03	Cap Con paid thru 3/31/03
The Arbor Park Apts.	Jackson, MS	160	$5,640,000	12/96	6/98	100%	$2,809,826

The Arbors	Richmond, VA	85	2,871,026	7/97	11/98	100%	2,480,576

Barrington Cove Apts.	Barrington, RI	60	2,041,191	4/97	5/97	100%	4,264,830

Bent Tree Apts.	Jacksboro, TX	24	594,156	12/97	1/98	100%	161,552

Colonial Apts.	Poplarville, MS	16	392,005	10/97	7/97	100%	86,039

Dogwood Apts.	Appomattox, VA	48	1,362,344	10/98	5/99	100%	637,151

Emerald Trace Apts.	Ruston, LA	48	1,325,314	8/98	4/99	100%	981,089

Edgewood Apts.	Baker, LA	72	1,965,451	3/97	9/98	100%	1,856,539

Glenbrook Apts.	Saint Jo, TX	24	501,979	12/97	3/97	100%	145,871

Harbor Pointe Apts.	Benton Harbor, MI	84	1,537,416	1/99	10/99	100%	3,209,292

The Lincoln Hotel	San Diego, CA	41	797,847	2/97	7/97	100%	676,576

Lombard Heights Apts.	Springfield, MO	24	965,294	10/98	7/98	100%	302,808

Property Name	Location	Units	Mortgage Balance as of 12/31/02	Acq. Date	Const Comp.	Qualified Occupancy 3/31/03	Cap Con paid thru 3/31/03
Lutkin Bayou Apts.	Drew, MS	36	$818,994	11/97	6/97	100%	$192,283

Nacogdoches Plaza Apts.	Nacodgoches, TX	70	1,551,817	4/97	3/98	100%	2,793,695

Newcastle Apts.	Collins, MS	36	676,232	9/97	6/98	100%	194,259

Park Crest Apts.	Sherwood, AZ	216	9,200,000	2/98	6/99	100%	3,199,520

Palmetto Place Apts.	Benton, LA	40	1,094,545	10/98	4/99	100%	1,153,878

Pecan Hill Apts.	Bryson, TX	16	378,621	8/97	1/98	100%	110,600

Regency Apts.	Poplarville, MS	16	454,684	10/97	7/97	100%	102,419

Rhome Apts.	Rhome, TX	24	506,027	12/97	2/97	100%	160,551

Westfield Apts.	Welsh, LA	40	790,627	11/97	8/98	100%	918,605

Willow Point Apts. III	Jackson, MS	120	4,525,000	12/96	2/98	100%	2,035,596

Boston Capital Tax Credit Fund IV L.P. - Series 30

PROPERTY PROFILE AS OF MARCH 31, 2003

Property Name	Location	Units	Mortgage Balance as of 12/31/02	Acq. Date	Const Comp.	Qualified Occupancy 3/31/03	Cap Con paid thru 3/31/03
Byam Village	Waterbury, CT	46	$1,036,125	2/97	2/98	100%	$426,008

Country Estates Apts.	Farmville, VA	24	888,206	3/98	7/99	100%	223,562

Emerald Trace II Apts	Ruston, LA	24	390,581	7/98	12/98	100%	717,594

Farewell Mills Apts.	Lisbon, ME	27	775,606	8/97	3/98	100%	662,864

Hillside Terrace Apts.	Poughkeepsie, NY	64	1,781,009	4/99	7/00	100%	542,326

Lakewood Apts.	Clarksville, VA	52	1,542,500	3/98	10/99	100%	394,349

Lone Oak Apts.	Graham, TX	64	1,504,641	8/97	9/98	100%	408,634

Mesa Grande Apts.	Carlsbad, NM	72	1,958,321	2/98	12/98	100%	2,160,782

Millwood Park Apts.	Douglasville, GA	172	8,191,837	12/98	11/99	100%	971,164

New River Gardens	Radford, VA	48	1,461,053	10/98	5/99	100%	637,321

Nocona Terrace Apts.	Nocona, TX	36	817,388	8/97	12/98	100%	249,394

Northgate Apts.	Bryant, AR	20	653,773	4/99	11/99	100%	834,557

Property Name	Location	Units	Mortgage Balance as of 12/31/02	Acq. Date	Const Comp.	Qualified Occupancy 3/31/03	Cap Con paid thru 3/31/03
Park Trace Apts.	Jackson, TN	84	$1,615,999	11/97	3/99	100%	$3,353,303

Pine Forest Apts.	Dahlgren, VA	40	1,864,956	3/98	2/99	100%	503,181

Riverbend Apts.	Swanzey, NH	24	611,750	7/97	2/98	100%	1,321,798

Royal Crest Apts.	Bowie, TX	48	1,101,383	8/97	10/98	100%	337,545

Broadway Place Apts.	Hobbs, NM	32	769,445	2/98	12/98	100%	1,837,527

Trinity Life Gardens	Pueblo, CO	44	1,276,805	4/99	12/99	100%	1,952,175

Western Trails Apts.	Council Bluffs, IA	30	919,789	7/98	6/99	100%	912,827

Whistle Stop Apts.	Gentry, AR	27	699,934	9/97	5/98	100%	726,507

Boston Capital Tax Credit Fund IV L.P. - Series 31

PROPERTY PROFILE AS OF MARCH 31, 2003

Property Name	Location	Units	Mortgage Balance as of 12/31/02	Acq. Date	Const Comp.	Qualified Occupancy 3/31/03	Cap Con paid thru 3/31/03
Bent Tree Apts.	San Angelou, TX	112	$2,645,902	12/97	7/99	100%	$3,521,950

Brittney Square Apts.	Bowling Green, KY	20	615,951	7/98	7/98	100%	629,917

Canton Manor Apts.	Canton, MS	32	809,397	11/97	7/98	100%	271,306

Canton Village Apts.	Canton, MS	42	1,128,638	11/97	7/98	100%	363,557

Double Springs Manor II Apts.	Bowling Green, KY	25	384,455	9/98	3/99	100%	985,432

Eagles Ridge Terrace	Decatur, TX	89	1,807,880	12/97	5/98	100%	467,063

Elmwood Apts.	Ellisville, MS	32	655,941	12/97	6/98	100%	243,483

Giles Apts.	Amelia, VA	16	716,501	3/98	2/99	100%	183,711

Henderson Terrace Apts.	Bridgeport, TX	24	518,106	11/97	9/98	100%	120,846

Hurricane Hills	Hurricane, UT	28	770,408	9/97	8/98	100%	2,020,271

Madison Height Apts.	Canton, MS	80	2,231,124	11/97	7/98	100%	786,614

Property Name	Location	Units	Mortgage Balance as of 12/31/02	Acq. Date	Const Comp.	Qualified Occupancy 3/31/03	Cap Con paid thru 3/31/03
Lakeview Court	City of Little Elm, TX	24	$442,121	11/97	1/99	100%	$83,390

Mesquite Trails	Jacksboro, TX	35	678,710	11/97	11/98	100%	193,766

Munjoy South Townhouse Apts.	Portland, ME	140	3,662,717	9/97	10/98	100%	706,503

Nottoway Manor	Blackstone, VA	28	858,810	3/98	4/99	100%	214,977

Parktowne Apts.	Cleveland, TN	84	1,566,428	11/97	6/98	100%	3,363,097

Park Ridge Apts.	McKee, KY	22	885,130	10/97	5/98	100%	338,464

Pilot Point Apts.	Pilot Point, VA	40	762,219	11/97	2/99	100%	142,680

Plantation Ridge	Sugar Hill, GA	218	12,790,000	5/98	5/99	100%	1,974,354

Riverbend Apts.	Bedford, ME	28	778,501	10/97	7/98	100%	1,578,561

Roth Village	Mechanicsburg, PA	61	2,121,747	10/97	9/98	100%	2,664,992

Royal Estates Apts.	Canton, MS	32	836,757	11/97	7/98	100%	282,525

Silver Creek Apts.	Flat Rock, MI	112	3,326,722	3/98	8/99	100%	4,525,381

Springs Manor Apts.	Rawls Spring, MS	32	824,549	12/97	6/98	100%	328,693

Property Name	Location	Units	Mortgage Balance as of 12/31/02	Acq. Date	Const Comp.	Qualified Occupancy 3/31/03	Cap Con paid thru 3/31/03
Summerdale Commons Phase II	Atlanta, GA	108	$3,733,111	12/98	4/99	100%	$2,496,904

Windsor Hills Apts.	Ferris, TX	16	$450,241	5/00	9/00	100%	77,706

Windsor Park Apts.	Jackson, MS	279	7,500,000	11/97	3/99	100%	2,346,847

Boston Capital Tax Credit Fund IV L.P. - Series 32

PROPERTY PROFILE AS OF MARCH 31, 2003

Property Name	Location	Units	Mortgage Balance as of 12/31/02		Acq. Date	Const Comp.	Qualified Occupancy 3/31/03	Cap Con paid thru 3/31/03
Carriage Pointe Apts.	Old Bridge, NJ	18	$7,439,635		1/98	1/97	100%	$3,051,011

Chardonnay Apts.	Oklahoma City, OK	14	73,891		1/98	1/97	100%	393,700

Cogic Village Apts.	Benton Harbor, MI	136	2,380,023		4/98	7/99	100%	6,669,762

Courtside Apts.	Cottonwood, AZ	44	894,138		6/98	7/98	100%	1,667,188

Clear Creek Apts.	N. Manchester, IN	64	1,643,345		7/98	9/99	100%	1,884,358

Columbia Luxar	Dallas, TX	125	3,589,850		8/98	12/99	100%	3,947,106

Colony Park Apts.	Pearl, MS	192	8,000,000		6/98	12/99	100%	2,911,900

Gilette Manor	Sayreville, NJ	100		**	1/98	1992	100%		**

Hallman Court Apts.	Rochester, NY	77	9,044,710		1/99	7/00	100%	232,259

Martinsville Apts.	Shelbyville, KY	125	236,938		8/99	2/00	100%	345,791

Parkside Plaza Apts	New York, NY	39	1,283,045		7/99	5/01	100%	2,611,014

Park Ridge Apts.	Jackson, TN	136	5,000,000		11/98	12/99	100%	1,637,102

Park Village Apts.	Athens, TN	80	1,189,692		10/98	6/99	100%	1,503,103

Pearlwood Apts.	Pearl, MS	40	947,268		2/98	5/98	100%	745,648

Rose Villa Apts.	Ganado, TX	8	216,466		5/01	11/01	100%	43,692

Property Name	Location	Units	Mortgage Balance as of 12/31/02		Acq. Date	Const Comp.	Qualified Occupancy 3/31/03	Cap Con paid thru 3/31/03
Pecan Manor Apts.	Natchitoches, LA	40	$777,437		7/98	10/98	100%	$1,501,914

Pineridge Apts.	Franklinton, LA	40	796,591		7/98	1/99	100%	1,497,889

Sterling Creek Apts.	Independence, MO	48	912,529		5/98	5/00	100%	1,973,594

Woodhaven Apts.	S. Brunswick, NJ	80		**	1/98	1995	100%		**

**               3 properties which make up one Operating Partnership named FFLM Associates LP with 194 units.  Entire mortgage balance and capital contributions paid reported with Carriage Pointe Apartments LP.

Boston Capital Tax Credit Fund IV L.P. - Series 33

PROPERTY PROFILE AS OF MARCH 31, 2003

Property Name	Location	Units	Mortgage Balance as of 12/31/02		Acq Date	Const Comp.	Qualified Occupancy 3/31/03	Cap Con paid thru 3/31/03
Bradford Park Apts.	Southhaven, MS	208	$9,790,000		10/98	12/99	100%	$302,884

Bradford Square North Apts.	Jefferson City, TN	50	1,049,494		10/98	9/99	100%	1,456,415

Carriage Pointe Apts.	Old Bridge, NJ	18	7,439,635		3/98	1/97	100%	3,051,011

Columbia Luxar	Dallas, TX	125	3,589,850		8/98	12/99	100%	3,947,106

Foxridge Apts.	Durham, NC	92	3,060,514		3/98	7/99	100%	3,652,119

Gilette Manor	Sayreville, NJ	100		**	1/98	1992	100%		**

Harbor Pointe	Benton Harbor, MI	84	1,537,416		1/99	10/99	100%	1,157,091

Merchant Court	Dallas, GA	192	5,980,841		10/98	12/99	100%	2,422,226

Northrock Apts.	Topeka, KS	76	2,539,290		5/99	5/00	100%	1,133,534

Stearns-Assisted	Millinocket, ME	20	435,500		12/99	3/01	100%	675,984

Stonewall Retirement Village	Stonewall, LA	40	879,266		7/98	1/99	100%	1,495,966

Woodhaven Apts.	S. Brunswick, NJ	80		**	1/98	1995	100%		**

**               3 properties which make up one Operating Partnership named FFLM Associates LP with 194 units.  Entire mortgage balance and capital contributions paid reported with Carriage Pointe Apartments LP.

Boston Capital Tax Credit Fund IV L.P. - Series 34

PROPERTY PROFILE AS OF MARCH 31, 2003

Property Name	Location	Units	Mortgage Balance as of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con paid thru 3/31/03
Abby Ridge Apts.	Elizabethtown, KY	24	$472,651	2/00	1/00	100%	$1,577,723

Allsion Apts.	Mt. Washington, KY	24	871,667	11/98	1/99	100%	850,013

Belmont Affordable Housing Two Apts.	Philadelphia, PA	20	505,044	1/99	12/99	100%	1,820,797

Boerne Creekside Apts.	Boerne, TX	71	2,020,713	11/98	6/00	100%	2,303,497

Bradford Park Apts.	Southaven, MS	208	9,790,000	3/99	12/99	100%	2,868,684

Hillside Club Apts.	Bear Creek Township, MI	56	1,670,656	10/98	12/99	100%	2,087,333

Howard Park Apts	Florida City, FL	16	379,144	4/99	12/99	100%	630,834

Kerrville Meadows Apts.	Kerrville, TX	72	1,577,114	11/98	4/00	100%	2,329,758

Merchant Court Apts.	Dallas, GA	192	5,980,841	10/98	12/99	100%	4,718,773

Millwood Park Apts.	Douglasville, GA	172	8,191,837	12/98	11/99	100%	1,870,576

Northwood Homes	Leitchfield, KY	24	783,030	4/99	6/99	100%	1,185,712

Romeo Village Apts.	Montour Falls, NY	24	1,020,464	10/98	4/99	100%	753,362

Property Name	Location	Units	Mortgage Balance as of 12/31/02	Acq. Date	Const Comp.	Qualified Occupancy 3/31/03	Cap Con paid thru 3/31/03
Summer Park Apts.	Jackson, MS	216	$10,550,000	10/99	6/00	100%	$1,106,814

Washington Courtyards	Houston, TX	74	2,839,869	8/99	8/00	100%	1,448,573

Boston Capital Tax Credit Fund IV L.P. - Series 35

PROPERTY PROFILE AS OF MARCH 31, 2003

Property Name	Location	Units	Mortgage Balance as of 12/31/02	Acq. Date	Const Comp.	Qualified Occupancy 3/31/03	Cap Con paid thru 3/31/03
Ashton Cove Apts.	Kingsland, GA	72	$1,953,875	1/00	4/00	100%	$2,557,680

Autumn Park	Dickson, TN	104	5,000,000	4/99	12/99	100%	1,463,162

Brazoswood Apts.	Clute, TX	72	1,985,833	7/99	7/00	100%	3,074,829

Columbia Woods Townhomes	Newman, GA	120	5,516,794	10/00	6/02	100%	1,310,103

Country Walk Apts.	Mulvane, KS	68	1,979,350	12/98	11/99	100%	1,923,697

Cypress Pointe Retirement Apts.	Casa Grande, AZ	104	1,595,206	4/99	3/00	100%	2,680,499

Garden Gates Apts. II	New Caney, TX	32	850,681	3/99	3/00	100%	1,067,950

Hillside Terrace Apts.	Poughkeepsie, NY	64	1,781,009	4/99	7/00	100%	3,977,051

Riverwalk Apt. Homes Phase II	Sheboygan, WI	20	413,880	12/98	7/99	100%	1,354,092

Washington Courtyards	Houston, TX	74	2,839,869	8/99	8/00	100%	606,140

Wedgewood Park Apts.	Evans, GA	180	5,421,280	12/99	8/00	100%	3,229,037

Boston Capital Tax Credit Fund IV L.P. - Series 36

PROPERTY PROFILE AS OF MARCH 31, 2003

Property Name	Location	Units	Mortgage Balance as of 12/31/02	Acq. Date	Const Comp.	Qualified Occupancy 3/31/03	Cap Con paid thru 3/31/03
Annadale Apts.	Fresno, CA	222	$11,144,863	1/00	6/90	100%	$548,563

Ashton Ridge	Jackson, MI	144	2,646,471	2/00	12/00	100%	1,430,296

Farmington Meadows	Aloha, OR	69	3,396,420	8/99	11/99	100%	530,154

Nowata Village	Nowata, OK	28	1,256,757	8/99	2/00	100%	330,497

Paris Place	Paris, KY	32	1,256,104	6/00	9/00	100%	930,412

Riverview Bend Apts.	Cystal City, MO	94	3,312,500	11/99	3/00	100%	1,210,500

Senior Suites Of Chicago Washington Heights	Chicago, IL	85	3,413,006	12/99	11/00	100%	2,220,659

Valleyview Estates Apts.	Branson West, MO	32	463,819	11/99	5/00	100%	1,306,789

Wedgewood Park Apts.	Evans, GA	180	5,421,280	12/99	8/00	100%	3,229,037

Willowbrook Apts.	Lafayette, LA	40	1,053,826	6/99	9/99	100%	1,200,789

Wingfield Apts.	Kinder, LA	40	684,516	6/99	7/99	100%	1,645,817

Boston Capital Tax Credit Fund IV L.P. - Series 37

PROPERTY PROFILE AS OF MARCH 31, 2003

Property Name	Location	Units	Mortgage Balance as of 12/31/02	Acq. Date	Const Comp.	Qualified Occupancy 3/31/03	Cap Con paid thru 3/31/03
Ashton Ridge Apts.	Jackson, MS	144	$2,646,471	02/00	12/00	100%	$6,003,938

Baldwin Villas	Pontiac, MI	65	7,648,775	10/99	7/01	100%	-0-

Columbia Woods Townhomes	Newnan, GA	120	5,516,794	10/00	6/02	100%	3,285,137

Senior Suites of Washington Heights	Chicago, IL	85	3,413,006	12/99	11/00	100%	2,220,659

Silver Pond Apts.	Wallingford, CT	160	4,503,931	6/00	12/01	100%	1,484,663

Stearns Assisted Apts.	Millinocket, ME	20	435,500	12/99	3/01	100%	1,407,173

Summer Park	Jackson, MS	216	10,550,000	10/99	6/00	100%	2,379,767

Boston Capital Tax Credit Fund IV L.P. - Series 38

PROPERTY PROFILE AS OF MARCH 31, 2003

Property Name	Location	Units	Mortgage Balance as of 12/31/02	Acq. Date	Const Comp.	Qualified Occupancy 3/31/03	Cap Con paid thru 3/31/03
Andover Crossing Apts.	Andover, KS	80	$2,635,662	5/00	12/00	100%	$1,772,874

Arbors at Eagle Crest Apts.	Mount Pleasant, MI	120	1,778,353	12/00	10/01	100%	3,512,499

Bristow Place Apts.	Bristow, OK	28	1,238,788	6/01	12/00	100%	487,648

Columbia Creek Apts.	Woodstock, GA	172	5,600,000	8/01	11/01	100%	2,795,601

Cushing Place Apts.	Cushing, OK	24	1,104,910	3/00	10/00	100%	428,559

Hammond Place Apts.	Hammond, LA	40	494,484	3/00	4/00	100%	1,706,341

Shoreham Apts.	Houston, TX	120	2,124,578	4/00	7/01	100%	6,020,750

Vanderbilt Apts.	Edna, TX	12	327,979	5/01	10/01	100%	96,530

Whitley Park Apts.	Whitley City, KY	21	910,854	6/00	6/00	100%	302,339

Willowbrook II Apts.	Lafayette, LA	40	972,135	3/00	5/00	100%	1,247,680

Boston Capital Tax Credit Fund IV L.P. - Series 39

PROPERTY PROFILE AS OF MARCH 31, 2003

Property Name	Location	Units	Mortgage Balance as of 12/31/02	Acq. Date	Const Comp.	Qualified Occupancy 3/31/03	Capital Contributions Paid Through 3/31/03
Arbors at Eagle Crest Apts.	Mount Pleasant, MI	120	$1,778,353	12/00	10/01	100%	$3,512,499

Arbors at Ironwood Apts.	Mishawaka, IN	88	1,815,392	7/00	9/01	100%	3,772,295

Austin Acres Atps.	Hopkinsville, KY	32	874,755	11/00	9/01	100%	1,268,756

Columbia Creek Apts.	Woodstock, GA	172	5,600,000	8/01	11/01	100%	2,909,708

Daystar Village Apts.	Bowling Green, KY	32	807,075	2/01	1/01	100%	1,113,443

Hillview Apts.	Leitchfield, KY	34	919,540	5/01	12/01	100%	325,587

Pine Grove Community	Gouverneur, NY	48	1,125,000	12/00	10/01	100%	2,923,942

Tally-Ho Apts.	Campti, CA	26	580,993	6/01	12/01	100%	485,057

Timber Trails Apts.	Pineville, LA	32	821,164	6/01	7/01	100%	499,829

Boston Capital Tax Credit Fund IV L.P. - Series 40

PROPERTY PROFILE AS OF MARCH 31, 2003

Property Name	Location	Units	Mortgage Balance as of 12/31/02	Acq. Date	Const Comp.	Qualified Occupancy 3/31/03	Cap Con paid thru 3/31/03
Arbors @ Ironwood Apts. II	Mishawaka, IN	40	903,000	2/01	11/01	100%	1,771,758

Baldwin Villas Apts.	Pontiac, MI	65	7,648,775	8,01	7/01	100%	-0-

Carlyle Apts.	Aberdeen, SD	44	906,643	2/01	6/01	100%	1,359,155

Center Place Apts.	Center, TX	32	786,740	08/01	10/01	100%	428,835

Eagle Lake Gardens Apts.	Azle, TX	60	1,245,222	10/01	5/02	100%	666,179

Londontown Homes Apts.	London, KY	24	598,355	2/01	6/01	100%	1,836,027

Mason’s Point Apts.	Hopkinsville, KY	41	1,208,315	06/01	7/02	100%	1,824,270

Meadowside Apts.	Milo, NY	40	1,576,004	05/01	12/01	100%	855,372

Northrock Apts. II	Topeka, KS	60	2,385,435	07/01	5/02	100%	1,838,666

Oakland Apts.	Oakdale, LA	46	1,249,560	2/01	7/01	100%	767,451

Parkview Apts.	Springfield, MA	25	1,526,654	2/01	2/02	100%	1,099,359

Sedgewick Sundance Apts.	Sedgewick, KS	24	915,000	09/01	10/01	100%	1,365,004

Southbrook Humes Apts.	Kily, KY	24	545,460	04/01	11/01	100%	1,866,896

Shalom Plaza Apts.	Kansas City, MO	126	3,857,866	08/01	11/01	100%	1,273,119

Springfield Crossing	Springfield, VA	347	26,052,055	6/02	10/01	100%	574,922

Western Gardens Apts.	Dequincey, LA	48	1,297,391	2/01	7/01	100%	782,188

Boston Capital Tax Credit Fund IV L.P. - Series 41

PROPERTY PROFILE AS OF MARCH 31, 2003

Property Name	Location	Units	Mortgage Balance as of 12/31/02	Acq. Date	Const Comp.	Qualified Occupancy 3/31/03	Cap Con paid thru 3/31/03
Bienville Apts.	Ringhold, LA	32	$815,086	12/01	11/01	100%	$488,488

Breezewood Villas I	Frederiksted, VI	12	1,000,454	10/01	6/02	100%	493,536

Brookstone Place II Apts.	Port Huron, MI	72	2,481,872	8/01	8/02	100%	2,838,577

Cedar Grove Apartments Phase I	Shepherdsville, KY	36	1,066,439	5/02	7/01	100%	424,955

Cranberry Cove Apartments	Beckley, WV	28	1,001,136	5/02	1/02	100%	514,844

Dawson Square	Thornton, CO	36	1,716,000	7/02	U/C	N/A	-0	-

Franklin Green	Franklin Grove, IL	12	393,878	5/02	9/01	100%	268,476

Harbor Point II Apts.	Benton Township, MI	72	1,672,163	8/01	10/02	100%	2,043,005

Hollywood Palms Apts.	San Diego, CA	94	10,004,500	3/02	11/02	100%	1,895,913

Marina Woods Apts.	Halfmoon, NY	32	1,348,733	7/01	4/02	100%	1,396,645

Marwood Senior Apts.	Upper Marlboro, MD	155	12,377,110	7/01	8/02	57%*	969,716

Meadowside Apts.	Milo, NY	40	1,576,004	5/01	12/01	100%	855,372

Mill Creek Village	Mt. Carroll, IL	12	417,278	5/02	9/01	100%	237,980

Northline Terrace	Mentoda, IL	24	739,001	5/02	6/01	100%	478,869

Palisades Park	Fulton, IL	16	558,001	5/02	9/01	100%	346,361

Property Name	Location	Units	Mortgage Balance as of 12/31/02	Acq. Date	Const Comp.	Qualified Occupancy 3/31/03	Cap Con paid thru 3/31/03
Red Hill Apts. I	Farmerville, LA	32	839,469	11/01	6/01	100%	502,692

Sandalwood Apartments	Toppenish, WA	20	998,413	5/02	7/01	100%	293,983

Southpark Apts. II	Newton, KS	60	1,586,355	9/01	5/02	100%	2,117,956

Springfield Crossing	Springfield, VA	347	26,052,055	6/02	10/01	100%	702,682

Sunshine Village Apts.	Elizabethtown, KY	32	892,495	3/02	8/02	100%	1,158,254

U/C=Property was under construction as of March 31, 2003.

*Property was in lease-up phase as of March 31,2003.

Boston Capital Tax Credit Fund IV L.P. - Series 42

PROPERTY PROFILE AS OF MARCH 31, 2003

Property Name	Location	Units	Mortgage Balance as of 12/31/02	Acq. Date	Const Comp.	Qualified Occupancy 3/31/03	Cap Con paid thru 3/31/03
Bellamy Mills Apartments	Dover, NH	30	1,678,496	4/02	12/02	73%*	$1,910,000

Breezed Villas II	Frederiksted, VI	12	756,490	4/02	3/03	0%*	373,791

Canon Club	Canon City, CO	46	1,190,000	7/02	U/C	N/A	-0-

Clifton Family Housing	Clifton, CO	51	3,019,000	7/02	U/C	N/A	-0-

Dorchester Apartments	Port Huron, MI	131	1,521,613	4/02	U/C	N/A	724,167

Harbor Pointe Apartments II	Benton Township, MI	72	1,672,163	4/02	10/02	100%	1,541,290

Helios Station	Lafayette, CO	30	1,735,000	7/02	U/C	N/A	-0-

Hollywood Palm Apartments	San Diego, CA	94	10,004,500	8/02	11/02	100%	1,283,388

Lynelle Landing Apts.	Charleston, WV	56	1,613,096	3/02	9/02	100%	1,609,227

Natchez Place Apartments	Natchez, MS	32	843,071	8/02	11/01	100%	554,881

Park Plaza IV	West Memphis, AR	24	1,053,936	6/02	10/02	100%	1,162,702

Park West Seniors	Denver, CO	41	1,546,000	7/02	U/C	N/A	-0-

Parkhurst Place	Amherst, NH	42	3,563,000	1/02	9/02	50%*	406,409

Strawberry Lane Apts.	Clayton, NY	71	1,987,305	3/02	8/02	100%	605,330

Property Name	Location	Units	Mortgage Balance as of 12/31/02	Acq. Date	Const Comp.	Qualified Occupancy 3/31/03	Cap Con paid thru 3/31/03
Sunrise Manor Seniors.	Buena Vista, CO	40	2,014,000	7/02	U/C	N/A	-0-

Tiffany Square	Lakewood, CO	52	1,671,000	7/02	U/C	N/A	-0-

Wingfield Apartments II	Kinder, LA	42	612,434	8/02	11/01	100%	1,066,780

U/C=Property was under construction as of March 31, 2003.

* Property was in lease-up phase as of March 31, 2003.

Boston Capital Tax Credit Fund IV L.P. - Series 43

PROPERTY PROFILE AS OF MARCH 31, 2003

Property Name	Location	Units	Mortgage Balance as of 12/31/02	Acq. Date	Const Comp.	Qualified Occupancy 3/31/03		Cap Con paid thru 3/31/03
Alexander Mill Apartments	Lawrenceville, GA	224	13,800,000	12/02	1/03	34	%*	$1,317,468

Aspen Meadows	Aurora, CO	100	5,169,000	9/02	U/C	N/A		-0-

Ashbury Park	Aurora, CO	44	2,492,000	9/02	U/C	N/A		-0-

Carpenter School	Natchez, MS	38	-0-	1/03	U/C	N/A		-0-

Charlevoix Apartments	Charlevoix, MI	40	1,277,701	9/02	11/02	100%		220,530

Cloverlane Apartments	Lakeview, MI	24	500,916	9/02	10/02	100%		352,666

Dorchester Apartments	Port Huron, MI	131	1,521,613	9/02	U/C	64	%*	524,415

Hollywood Palm Apartments	San Diego, CA	94	10,004,500	12/02	11/02	100%		2,654,279

Kearney Plaza	Commerce City, CO	51	1,533,000	9/02	U/C	N/A		-0-

Lakewood Apartments	Saranac, MI	24	846,675	9/02	10/02	100%		380,485

Parkside Apartments	Coleman, MI	40	1,002,017	9/02	12/02	90	%*	711,492

Riverview Apartments	Blissfield, MI	32	756,287	9/02	02/02	94	%*	359,064

Seven Points Apartments	Seven Points, TX	36	743,643	9/02	U/C	64	%*	524,415

Property Name	Location	Units	Mortgage Balance as of 12/31/02	Acq. Date	Const Comp.	Qualified Occupancy 3/31/03	Cap Con paid thru 3/31/03
Sheridan Gardens	Englewood, CO	48	2,167,000	9/02	U/C	N/A	-0-

Stottville Court Apartments	Stockport, NY	28	625,823	9/02	U/C	N/A	703,290

Village Gardens	Aurora, CO	55	2,026,000	9/02	U/C	N/A	-0-

Boston Capital Tax Credit Fund IV L.P. - Series 44

PROPERTY PROFILE AS OF MARCH 31, 2003

Property Name	Location	Units	Mortgage Balance as of 12/31/02	Acq. Date	Const Comp.	Qualified Occupancy 3/31/03	Cap Con paid thru 3/31/03
Alexander Mills Apts	Lawrenceville, GA	224	N/A	2/03	1/03	34%	$1,610,241

Aurora Village Sr.	Aurora, CO	100	N/A	2/03	U/C	N/A	-0-

Green’s Landing	Whitley, KY	24	N/A	2/03	U/C	N/A	-0-

Oxford Manor	New Oxford, PA	32	N/A	3/03	U/C	N/A	-0-

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item	5.	Market for the Fund’s Interests and Related Fund Matters

	(a)	Market Information
The Fund is classified as a limited partnership and thus has no common stock. There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

	(b)	Approximate number of security holders
As of March 31, 2003, the Fund has 40,176 BAC holders for an aggregate of 75,662,578 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs were issued in series.  Series 20 consists of 2,355 investors holding 3,866,700 BACs, Series 21 consists of 1,180 investors holding 1,892,700 BACs, Series 22 consists of 1,662 investors holding 2,564,400 BACs, Series 23 consists of 2,104 investors holding 3,336,727 BACs, Series 24 consists of 1,304 investors holding 2,169,878 BACs, Series 25 consists of 1,808 investors holding 3,026,109 BACs, Series 26 consists of 2,334 investors holding 3,995,900 BACs, Series 27 consists of 1,363 investors holding 2,460,700 BACs, Series 28 consists of 2,092 investors holding 4,000,738 BACs, Series 29 consists of 2,341 investors holding 3,991,800 BACs, Series 30 consists of 1,413 investors holding 2,651,000 BACs, Series 31 consists of 2,176 investors holding 4,417,857 BACs, Series 32 consists of 2,418 investors holding 4,754,198 BACs, Series 33 consists of 1,301 investors holding 2,636,533 BACs, Series 34 consists of 1,785 investors holding 3,529,319 BACs, Series 35 consists of 1,718 investors holding 3,300,463 BACs, Series 36 consists of 1,038 investors holding 2,106,837 BACs, Series 37 consists of 1,166 investors holding 2,512,500 BACs, Series 38 consists of 1,248 investors holding 2,543,100 BACs, Series 39 consists of 1,020 investors holding 2,292,152 BACs, Series 40 consists of 1,124 investors holding 2,630,256 BACs, Series 41 consists of 1,418 investors holding 2,891,626 BACs, Series 42 consists of 1,266 investors holding 2,744,262 BACs, Series 43 consists of 1,686 investors holding 3,637,987 BACs and Series 44 consists of 833 investors holding 1,708,836 BACs at March 31, 2003

	(c)	Dividend history and restriction
The Fund has made no distributions of Net Cash Flow to its BAC Holders from its inception, October 5, 1993 through March 31, 2003.

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

Item 6.             Selected Financial Data

The information set forth below presents selected financial data of the Fund. This financial information represents a weighted average over the entire Fund and does not represent the actual results for any particular series. Additional detailed financial information is set forth in the audited financial statements listed in Item 15 hereof.  Selected financial data for year and Periods ended March 31,

Operations	2003	2002	2001	2000	1999
Interest & Other Income	$1,111,234	$926,439	$2,478,585	$3,089,965	$4,604,150

Share of Loss of Operating Partnerships	(26,840,274)	(30,093,432)	(27,258,366)	(22,255,032)	(16,178,884)

Operating Expenses	(8,633,964)	(7,077,762)	(6,872,178)	(7,491,481)	(5,902,620)

Net Income (Loss)	$(34,363,004)	$(36,244,755)	$(31,651,959)	$(26,656,548)	$(17,477,354)

Net Income (Loss) per BAC	$(.49)	$(.54)	$(.52)	$(.47)	$(.36)

Balance Sheet	2003	2002	2001	2000	1999

Total Assets	$515,493,920	$493,374,022	$477,547,823	$478,148,369	$456,501,585

Total Liabilities	$51,517,741	$57,058,109	$53,445,738	$62,060,171	$79,434,074

Partners’ Capital	$463,976,179	$436,315,913	$424,102,085	$416,088,198	$377,067,511

Other Data
Tax Credits per BAC for the Investors Tax Year, the Twelve Months Ended December 31, 2002, 2001, 2000, 1999, and 1998	$.95	$.97	$.96	$.78	$.71

Item 7.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements such as our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. Such statements are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, the factors identified in Part I, Item 1 of this Report. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

The Fund has entered into a line of credit financing agreement with Fleet National Bank whereby the Fund can borrow up to $40 million for up to 90 days to meet short-term cash needs required for the investment in certain Operating Partnerships.  Under the terms of the agreement, the Fund pledges their interest in a particular Operating Partnership in order to draw funds from the line.  The repayment of any draws is anticipated to be made once the Fund has received sufficient investor proceeds.  Repayments on the line are tied to specific Operating Partnerships, which are then released as collateral by the bank.  The obligations under the line of credit are non-recourse to the Fund, its partners and assets, other than the interest in the particular Operating Partnerships pledged.

The Fund invests in short-term tax-exempt municipal bonds to decrease the amount of taxable interest income that flows through to it’s investors.  The Fund anticipates that the investments it purchases will be held to maturity, but periodically the Fund must sell investments to meet certain obligations.  Many of the investments sold during the years ended March 31, 2002 and 2003 were yielding coupon rates higher than market rates.  A premature sale of these investments may have resulted in realized losses, but when combined with the higher coupon yields the resulting actual yields were consistent with market rates.  In selecting investments to purchase and sell, the general partner and it’s advisors stringently monitor the ratings of the investments, thereby maximizing safety of principal.

Capital Resources

The Fund is offering BACs in a Public Offering originally declared effective by the Securities and Exchange Commission on December 16, 1993.  The Fund received and accepted subscriptions for $756,292,860 representing 75,662,578 BACs from investors admitted as BAC Holders in Series 20 through 44 of the Fund.  As of March 31, 2003 the Fund was continuing to offer BACs in Series 44.

(Series 20).  The Fund commenced offering BACs in Series 20 on January 21, 1994.  The Fund received and accepted subscriptions for $38,667,000 representing 3,866,700 BACs from investors admitted as BAC Holders in Series 20.  Offers and sales of BACs in Series 20 were completed and the last of the BACs in Series 20 were issued by the Fund on June 24, 1994.

During the fiscal year ended March 31, 2003, none of Series 20 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2003 proceeds from the offer and sale of BACs in Series 20 had been used to invest in 24 Operating Partnerships in an aggregate amount of $28,614,472 and the Fund had completed payment of all installments of its capital contributions to 23 of the Operating Partnerships. Series 20 has outstanding contributions payable to one operating partnership in the amount of $388,026 as of March 31, 2003. Of the amount outstanding, $252,771 has been advanced to the Operating Partnership.  The advance will be converted to capital and the remaining contributions of $135,255 will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

(Series 21).  The Fund commenced offering BACs in Series 21 on July 5, 1994.  The Fund received and accepted subscriptions for $18,927,000 representing 1,892,700 BACs from investors admitted as BAC Holders in Series 21.  Offers and sales of BACs in Series 21 were completed and the last of the BACs in Series 21 were issued by the Fund on September 30, 1994.

During the fiscal year ended March 31, 2003, none of Series 21 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2003 proceeds from the offer and sale of BACs in Series 21 had been used to invest in 14 Operating Partnerships in an aggregate amount of $13,872,728 and the Fund had completed payment of all installments of its capital contributions to 12 of the Operating Partnerships. Series 21 has outstanding contributions payable to 2 operating partnerships in the amount of $457,642 as of March 31, 2003, all of which has been loaned to the Operating Partnerships.  The loans will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 22).  The Fund commenced offering BACs in Series 22 on October 12, 1994.  The Fund received and accepted subscriptions for $25,644,000 representing 2,564,400 BACs from investors admitted as BAC Holders in Series 22.  Offers and sales of BACs in Series 22 were completed and the last of the BACs in Series 22 were issued by the Fund on December 28, 1994.

During the fiscal year ended March 31, 2003, $1,500 of Series 22 net offering proceeds were used to pay installments of its capital contributions to 1 of the Operating Partnerships.  As of March 31, 2003 proceeds from the offer and sale of BACs in Series 22 had been used to invest in 29 Operating Partnerships in an aggregate amount of $18,758,748 and the Fund had completed payment of all installments of its capital contributions to 26 of the Operating Partnerships. Series 22 has outstanding contributions payable to 3 operating partnerships in the amount of $480,996 as of March 31, 2003, all of which has been loaned to the Operating Partnerships.  The loans will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 23).  The Fund commenced offering BACs in Series 23 on January 10, 1995.  The Fund received and accepted subscriptions for $33,366,000 representing 3,336,727 BACs from investors admitted as BAC Holders in Series 23.  Offers and Sales of BACs in Series 23 were completed and the last of the BACs in Series 23 were issued by the Fund on June 23, 1995.

During the fiscal year ended March 31, 2003, none of Series 23 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2003 proceeds from the offer and sale of BACs in Series 23 had been used to invest in 22 Operating Partnerships in an aggregate amount of $24,352,278 and the Fund had completed payment of all installments of its capital contributions to 19 of the Operating Partnerships. Series 23 has outstanding contributions payable of $117,796 as of March 31, 2003 to 3 operating partnerships, all of which has been advanced or loaned to the Operating Partnerships.  The advances and loans will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 24).  The Fund commenced offering BACs in Series 24 on June 9, 1995.  The Fund received and accepted subscriptions for $21,697,000 representing 2,169,878 BACs from investors admitted as BAC Holders in Series 24.  Offers and Sales of BACs in Series 24 were completed and the last of the BACs in Series 24 were issued by the Fund on September 22, 1995.

During the fiscal year ended March 31, 2003, the Fund used $88,621 of Series 24 net offering proceeds to pay installments of its capital contributions to 2 Operating Partnerships.  As of March 31, 2003 proceeds from the offer and sale of BACs in Series 24 had been used to invest in 24 Operating Partnerships in an aggregate amount of $15,749,684 and the Fund had completed payment of all installments of its capital contributions to 20 of the Operating Partnerships. Series 24 has outstanding contributions payable to 4 operating partnerships in the amount of  $368,239 as of March 31, 2003.  Of the amount outstanding, $358,239 has been advanced or loaned to the Operating Partnerships.  The advances and loans will be converted to capital and the remaining contributions of $10,000 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 25).  The Fund commenced offering BACs in Series 25 on September 30, 1995.  The Fund received and accepted subscriptions for $30,248,000 representing 3,026,109 BACs from investors admitted as BAC Holders in Series 25.  Offers and Sales of BACs in Series 25 were completed and the last of the BACs in Series 25 were issued by the Fund on December 29, 1995.

During the fiscal year ended March 31, 2003, the Fund used $134,613 of Series 25 net offering proceeds to pay installments of its capital contributions to 2 Operating Partnerships.  As of March 31, 2003 proceeds from the offer and sale of BACs in Series 25 had been used to invest in 22 Operating Partnerships in an aggregate amount of $22,461,222 and the Fund had completed payment of all installments of its capital contributions to 17 of the Operating Partnerships. Series 25 has outstanding contributions payable to 5 Operating Partnerships in the amount of $943,704 as of March 31, 2003. Of the amount outstanding, $706,465 has been advanced to some of the Operating Partnerships. The advances will be converted to capital and the remaining contributions of $237,239 will be released when Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 26).  The Fund commenced offering BACs in Series 26 on January 18, 1996.  The Fund received and accepted $39,959,000 representing 3,995,900 BACs from investors admitted as BAC Holders in Series 26. Offers and sales of BACs in Series 26 were completed and the last of the BACS in Series 26 were issued by the Fund on June 14, 1996.

During the fiscal year ended March 31, 2003, the Fund used $50,978 of Series 26 net offering proceeds to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2003 proceeds from the offer and sale of BACs in Series 26 had been used to invest in 45 Operating Partnerships in an aggregate amount of $29,390,860 and the Fund had completed payment of all installments of its capital contributions to 34 of the Operating Partnerships. Series 26 has outstanding contributions payable to 11 Operating Partnerships in the amount of $1,475,380, as of March 31, 2003.  Of the amount outstanding, $1,400,060 has been advanced or loaned to some of the Operating Partnerships. In addition, $15,000 has been funded into escrow accounts on behalf of other Operating Partnerships.  The advances and loans will be converted to capital and the remaining contributions of $60,320, as well as the escrowed funds, will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 27).  The Fund commenced offering BACs in Series 27 on June 17, 1996. The Fund received and accepted $24,607,000 representing 2,460,700 BACs from investors admitted as BAC Holders in Series 27. Offers and sales of BACs in Series 27 were completed and the last of the BACS in Series 27 were issued by the Fund on September 27, 1996.

During the fiscal year ended March 31, 2003, the Fund used $107,464 of Series 27 net offering proceeds to pay installments of its capital contributions to 2 Operating Partnerships.  As of March 31, 2003 proceeds from the offer and sale of BACs in Series 27 had been used to invest in 16 Operating Partnerships in an aggregate amount of $17,881,544 and the Fund had completed payment of all installments of its capital contributions to 13 of the Operating Partnerships. Series 27 has outstanding contributions payable to 3 operating partnerships in the amount of $39,749 as of March 31, 2003.  Of the amount outstanding, $6,500 has been advanced to one of the Operating Partnerships.  The advance will be converted to capital and the remaining contributions of $33,249 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 28).  The Fund commenced offering BACs in Series 28 on September 30, 1996.  The Fund received and accepted $39,999,000 representing 4,000,738 BACs from investors admitted as BAC Holders in Series 28. Offers and sales of BACs in Series 28 were completed and the last of the BACS in Series 28 were issued by the Fund on January 31, 1997.

During the fiscal year ended March 31, 2003, none of Series 28 net offering proceeds were used to pay installments of its capital contributions to the

Operating Partnerships.  As of March 31, 2003 proceeds from the offer and sale of BACs in Series 28 had been used to invest in 26 Operating Partnerships in an aggregate amount of $29,211,996 and the Fund had completed payment of all installments of its capital contributions to 22 of the Operating Partnerships. Series 28 has outstanding contributions payable to 4 operating partnerships in the amount of $148,783 as of March 31, 2003.  The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 29).  The Fund commenced offering BACs in Series 29 on February 10, 1997.  The Fund received and accepted $39,918,000 representing 3,991,800 BACs from investors admitted as BAC Holders in Series 29.  Offer and sales of BACs in Series 29 were completed on June 20, 1997.

During the fiscal year ended March 31, 2003, none of Series 29 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2003 proceeds from the offer and sale of BACs in Series 29 had been used to invest in 22 Operating Partnerships in an aggregate amount of $29,137,877 and the Fund had completed payment of all installments of its capital contributions to 17 of the Operating Partnerships. Series 29 has outstanding contributions payable to 5 operating partnerships in the amount of $304,770 as of March 31, 2003. Of the amount outstanding, $20,935 has been loaned to one of the Operating Partnerships.  The loan will be converted to capital and the remaining contributions of $283,835 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 30).  The Fund commenced offering BACs in Series 30 on June 23, 1997. The Fund received and accepted $26,490,750 representing 2,651,000 BACs from investors admitted as BAC Holders in Series 30.  Offer and sales of BACs in Series 30 were completed on September 10, 1997.

During the fiscal year ended March 31, 2003, the Fund used $54,232 of Series 30 net offering proceeds to pay installments of its capital contributions to 1 Operating Partnership.  As of March 31, 2003 proceeds from the offer and sale of BACs in Series 30 had been used to invest in 20 Operating Partnerships in an aggregate amount of $19,497,872, and the Fund had completed payment of all installments of its capital contributions to 14 of the Operating Partnerships. Series 30 has outstanding contributions payable to 6 operating partnerships in the amount of $134,311 as of March 31, 2003.  The remaining contributions of will be released when Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 31).  The Fund commenced offering BACs in Series 31 on September 11, 1997.  The Fund had received and accepted $44,057,750 representing 4,417,857 BACs from investors admitted as BAC Holders in Series 31.  Offer and sales of BACs in Series 31 were completed on January 18, 1998.

During the fiscal year ended March 31, 2003, the Fund used $324,248 of Series 31 net offering proceeds to pay installments of its capital contributions to 4 Operating Partnerships.  As of March 31, 2003 proceeds from the offer and sale of BACs in Series 31 had been used to invest in 27 Operating Partnerships in an aggregate amount of $32,188,856 and the Fund had completed payment of all installments of its capital contributions to 20 of the Operating Partnerships. Series 31 has outstanding contributions payable to 7 Operating Partnerships in the amount of $705,771 as of March 31, 2003.  Of the amount outstanding, $615,674 has been advanced or loaned to some of the Operating Partnerships.

In addition, $25,000 has been funded into an escrow account on behalf another Operating Partnerships.  The advances and loans will be converted to capital and the remaining contributions of $65,097, as well as the escrowed funds, will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 32).  The Fund commenced offering BACs in Series 32 on January 19, 1998.  The Fund had received and accepted $47,431,000 representing 4,754,198 BACs from investors admitted as BAC Holders in Series 32.  Offer and sales of BACs in Series 32 were completed on June 23, 1998.

During the fiscal year ended March 31, 2003, the Fund used $99,104 of Series 32 net offering proceeds to pay installments of its capital contributions to 2 Operating Partnerships.  As of March 31, 2003 proceeds from the offer and sale of BACs in Series 32 had been used to invest in 17 Operating Partnerships in an aggregate amount of $33,947,052 and the Fund had completed payment of all installments of its capital contributions to 9 of the Operating Partnerships. Series 32 has outstanding contributions payable to 9 Operating Partnerships in the amount of $936,164 as of March 31, 2003.  Of the amount outstanding, $488,244 has been advanced or loaned to some of the Operating Partnerships.  In addition, $125,000 has been funded into escrow accounts on behalf of another other Operating Partnership.  The loans will be converted to capital and the remaining contributions of $322,920, as well as the escrowed funds, will be released when Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

During the fiscal year ended March 31, 2003, the Fund used $549,801 of Series 33 net offering proceeds to pay installments of its capital contributions to 1 Operating Partnership.  As of March 31, 2003 proceeds from the offer and sale of BACs in Series 33 had been used to invest in 10 Operating Partnerships in an aggregate amount of $19,594,099 and the Fund had completed payment of all installments of its capital contributions to 7 of the Operating Partnerships. Series 33 has outstanding contributions payable to 3 Operating Partnerships in the amount of $202,285 as of March 31, 2003.  Of the amount outstanding, $74,635 has been loaned to one of the Operating Partnerships.  In addition, $125,000 has been funded into an escrow account on behalf of another Operating Partnership.  The loans will be converted to capital and the remaining contributions of $2,650, as well as the escrowed funds, will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 34).  The Fund commenced offering BACs in Series 34 on September 22, 1998.  The Fund had received and accepted $35,273,000 representing 3,529,319 BACs from investors admitted as BAC Holders in Series 34.  Offer and sales of BACs in Series 34 were completed on February 11, 1999.

During the fiscal year ended March 31, 2003, the Fund used $56,333 of Series 34 net offering proceeds to pay installments of its capital contributions to 2 Operating Partnerships.  As of March 31, 2003 proceeds from the offer and sale of BACs in Series 34 had been used to invest in 14 Operating Partnerships in an aggregate amount of $25,738,977 and the Fund had completed payment of all installments of its capital contributions to 9 of the Operating Partnerships. Series 34 has outstanding contributions payable 5 Operating Partnerships in the amount of $95,968 as of March 31, 2003.  The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 35).  The Fund commenced offering BACs in Series 35 on February 22, 1999.  The Fund received and accepted $33,002,000 representing 3,300,463 BACs from investors admitted as BAC Holders in Series 35. Offer and sales of BACs in Series 35 were completed on June 28, 1999.

During the fiscal year ended March 31, 2003, the Fund used $746,922 of Series 35 net offering proceeds to pay installments of its capital contributions to 1 Operating Partnership.  As of March 31, 2003 proceeds from the offer and sale of BACs in Series 35 had been used to invest in 11 Operating Partnerships in an aggregate amount of $24,002,390 and the Fund had completed payment of all installments of its capital contributions 8 of the Operating Partnerships.  Series 35 has outstanding contributions payable to 3 Operating Partnerships in the amount of $603,740 as of March 31, 2003.  Of the amount outstanding, $422,173 has been loaned or advanced to some of the Operating Partnerships.  In addition, $10,855 has been funded into an escrow account on behalf of another Operating Partnership.  The loans and advances will be converted to capital and the remaining contributions of $170,172, as well as the escrowed funds, will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 36).  The Fund commenced offering BACs in Series 36 on June 22, 1999. The Fund received and accepted $21,068,375 representing 2,106,837 BACs from investors admitted as BAC Holders in Series 36. Offer and sales of BACs in Series 36 were completed on September 28, 1999.

During the fiscal year ended March 31, 2003, none of Series 36 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2003 proceeds from the offer and sale of BACs in Series 36 had been used to invest in 11 Operating Partnerships in an aggregate amount of $15,277,044, and the Fund had completed payment of all installments of its capital contributions to 8 of the Operating Partnerships. Series 36 has outstanding contributions payable to 3 Operating Partnerships in the amount of $680,429 as of March 31, 2003.  Of the amount outstanding, $657,998 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $22,431, will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 37).  The Fund commenced offering BACs in Series 37 on October 29, 1999.  The Fund received and accepted $25,125,000 representing 2,512,500 BACs from investors admitted as BAC Holders in Series 37. Offer and sales of BACs in Series 37 were completed on January 28, 2000.

During the fiscal year ended March 31, 2003, the Fund used $162,434 of Series 37 net offering proceeds to pay installments of its capital contributions to 3 Operating Partnerships.  As of March 31, 2003 proceeds from the offer and sale of BACs in Series 37 had been used to invest in 7 Operating Partnerships in an aggregate amount of $18,725,648 and the Fund had completed payment of all installments of its capital contributions to 4 of the Operating Partnerships. Series 37 has outstanding contributions payable to 3 Operating Partnerships in the amount of $1,944,309 as of March 31, 2003. Of the amount outstanding, $1,733,152 has been loaned or advanced to some of the Operating Partnerships. The loan and advances will be converted to capital and the remaining contributions of $211,157 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 38).  The Fund commenced offering BACs in Series 38 on February 1, 2000.  The Fund received and accepted $25,431,000 representing 2,543,100 BACs from investors admitted as BAC Holders in Series 38.  Offer and sales of BACs in Series 38 were completed on July 31, 2000.

During the fiscal year ended March 31, 2003, the Fund used $1,099,731 of Series 38 net offering proceeds to pay installments of its capital contributions to 5 Operating Partnerships.  As of March 31, 2003 proceeds from the offer and sale of BACs in Series 38 had been used to invest in 10 Operating Partnerships in an aggregate amount of $18,612,287 and the Fund had completed payment of all installments of its capital contributions to 8 of the Operating Partnerships.  Series 38 has outstanding contributions payable to 2 Operating Partnerships in the amount of $135,173 as of March 31, 2003.  The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

During the fiscal year ended March 31, 2003, the Fund used $1,036,128 of Series 39 net offering proceeds to pay installments of its capital contributions to 5 Operating Partnerships.  As of March 31, 2003 proceeds from the offer and sale of BACs in Series 39 had been used to invest in 9 Operating Partnerships in an aggregate amount of $17,115,495 and the Fund had completed payment of all installments of its capital contributions to 6 of the Operating Partnerships.  Series 39 has outstanding contributions payable to 3 Operating Partnerships in the amount of $161,805 as of March 31, 2003.  The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

During the fiscal year ended March 31, 2003, the Fund used $3,577,924 of Series 40 net offering proceeds to pay installments of its capital contributions to 13 Operating Partnerships.  As of March 31, 2003 proceeds from the offer and sale of BACs in Series 40 had been used to invest in 16 Operating Partnerships in an aggregate amount of $19,043,470, and the Fund had completed payment of all installments of its capital contributions to 12 of the Operating Partnerships.  Series 40 has outstanding contributions payable to 4 Operating Partnerships in the amount of $651,411 as of March 31, 2003.  Of the amount outstanding, $143,730 has been advanced to one of the Operating Partnerships.  The advances will be converted to capital and the remaining contributions of $507,681 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

During the fiscal year ended March 31, 2002, the Fund used $578,755 of Series 40 net offering proceeds to acquire 5 limited partnership equity interests in limited liability companies, which are the general partners of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.  The series is entitled to a percentage of the profits, losses and tax credits of the limited liability companies.  The investment is reported in the Investment in Operating Limited Partnerships line item on the balance sheet.

(Series 41).  The Fund commenced offering BACs in Series 41 on August 1, 2001. The Fund received and accepted $28,916,260 representing 2,891,626 BACs from investors admitted as BAC Holders in Series 41. Offer and sales of BACs in Series 41 were completed on January 31, 2002.

During the fiscal year ended March 31, 2003, the Fund used $8,775,315 of Series 41 net offering proceeds pay installments of its capital contributions to 19 Operating Partnerships.  As of March 31, 2003 proceeds from the offer and sale of BACs in Series 41 had been used to invest in 20 Operating Partnerships in an aggregate amount of $20,356,184 and the Fund had completed payment of all installments of its capital contributions to 9 Operating Partnerships.  Series 41 has outstanding contributions payable to 11 Operating Partnerships in the amount of $2,284,064 as of March 31, 2003.  Of the amount outstanding, $548,553 has been advanced or loaned to the Operating Partnerships. The loan and advances will be converted to capital and the remaining contributions of $1,735,511 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

(Series 42).  The Fund commenced offering BACs in Series 42 on February 1, 2002.  The Fund received and accepted $27,442,620 representing 2,744,262 BACs from investors admitted as BAC Holders in Series 42. Offer and sales of BACs in Series 42 were completed on July 31, 2002.

During the fiscal year ended March 31, 2003, the Fund used $8,391,189 of Series 42 net offering proceeds to pay installments of its capital contributions to 10 Operating Partnerships.  As of March 31, 2003 proceeds from the offer and sale of BACs in Series 42 had been used to invest in 17 Operating Partnerships in an aggregate amount of $20,033,501, and the Fund had completed payment of all installments of its capital contributions to 1 Operating Partnership.  Series 42 has outstanding contributions payable to 16 Operating Partnerships in the amount of $8,777,237 as of March 31, 2003. Of the amount outstanding, $3,017,584 has been advanced or loaned to the Operating Partnerships. The loan and advances will be converted to capital and the remaining contributions of $5,579,653 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 43).  The Fund commenced offering BACs in Series 43 on August 1, 2002. The Fund received and accepted $36,379,870 representing 3,637,987 BACs from investors admitted as BAC Holders in Series 43. Offer and sales of BACs in Series 43 were completed on December 31, 2002.

During the fiscal year ended March 31, 2003, the Fund used $8,823,760 of Series 43 net offering proceeds to pay initial installments of its capital contributions to 10 Operating Partnerships.  As of March 31, 2003 proceeds from the offer and sale of BACs in Series 43 had been used to invest in 16 Operating Partnerships in an aggregate amount of $17,828,570, and the Fund had not completed payment of all installments of its capital contributions to any of the Operating Partnerships.  Series 43 has outstanding contributions payable to the Operating Partnerships in the amount of $9,830,712 as of March 31, 2003. Of the amount outstanding, $3,460,572 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $6,370,140 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

During the fiscal year ended March 31, 2003, the Fund used $805,160 of Series 43 net offering proceeds to acquire 7 limited partnership equity interests in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.  The series is entitled to a percentage of the profits, losses and tax credits of the limited liability companies.  The investment is reported in the Investment in Operating Limited Partnerships line item on the balance sheet.

(Series 44).  The Fund commenced offering BACs in Series 44 on January 14, 2003. The Fund received and accepted $17,088,360 representing 1,708,836 BACs from investors admitted as BAC Holders in Series 44 as of March 31, 2003. Offer and sales of BACs in Series 44 were completed on April 30, 2003 and, in total, the Fund received and accepted $27,019,730 representing 2,701,973 BACs in Series 44.

During the fiscal year ended March 31, 2003, the Fund used $1,620,951 of Series 44 net offering proceeds to pay initial installments of its capital contributions to 4 Operating Partnership.  As of March 31, 2003 proceeds from the offer and sale of BACs in Series 44 had been used to invest in 4 Operating Partnerships in an aggregate amount of $4,640,966, and the Fund had not completed payment of all installments of its capital contributions to any of the Operating Partnerships.  Series 44 has outstanding contributions payable to the Operating Partnerships in the amount of $3,030,725 as of March 31, 2003. Of the amount outstanding, $1,363,915 has been loaned to some of the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $1,666,810 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Results of Operations

The Fund incurs a fund management fee to the General Partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual fund management fee incurred, net of fees received, for the fiscal years ended March 31, 2003 and 2002 was $5,283,658 and $4,762,222, respectively. The amount is anticipated to increase in subsequent fiscal years as additional Operating Partnerships are acquired.

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

(Series 20).  As of March 31, 2003 and 2002, the average Qualified Occupancy for the series was 100%.  The series had a total of 24 Operating Partnerships at March 31, 2003, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2002 and 2001, the series, in total, generated $2,194,841 and $1,918,054, respectively in passive income tax losses that were passed through to the investors and also provided $1.33 for both years in tax credits per BAC to the investors.

As of March 31, 2003 and 2002, Investments in Operating Partnerships for Series 20 was $12,675,770 and $14,695,373, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method.

By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2003 and 2002, the net loss of the series was $2,384,789 and $2,387,830, respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships and the fund management fee. It is anticipated that the net loss for Series 20 will remain relatively consistent in future years since the series has finished acquiring Operating Partnerships and they are all fully operational.

Series 20 has invested in 4 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with and controlled by Riemer Calhoun (the “Riemer Calhoun Group”).  The Operating Partnerships are Coushatta Seniors II Apartments, Floral Acres Apartments II, Harrisonburg Seniors Apartments and Shady Lane Apartments.  The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 112 apartment units in total.  The low income housing tax credit available annually to Series 20 from the Calhoun Partnerships is approximately $143,240, which is approximately 3% of the total annual tax credit available to investors in Series 20.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 20 is not an investor. The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor which built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Riemer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming.   Sentencing is scheduled for late July, 2003 and is likely to involve fines and incarceration.  (Certain other business associates of Riemer Calhoun earlier pleaded guilty to various related charges.)

The Investment General Partner cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun Partnerships which will finally determine the amount of overstated tax credits.  At the Investment General Partner and its affiliate’s insistence, Riemer Calhoun has personally funded an escrow in the amount of $1,282,202 which will be available to compensate investors for any tax credits which are ultimately disallowed by the IRS.  It is hoped, but not certain, that the escrow fund will be sufficient to fully protect investors. (We are also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and investors to restate tax returns to reflect less credit and then pay additional taxes.)

With respect to each of the Calhoun Partnerships where Riemer Calhoun has been the Operating General Partner or in control of an entity which has been the Operating General Partner, the Investment General Partner and its affiliates, are in the process of replacing them with another entity which is controlled by Murray Calhoun, the son of Riemer Calhoun.  Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships.  Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

The Investment General Partner and its affiliates have has also undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom.  RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

Breeze Cove Limited Partnership (Breeze Cove Apartments) operated significantly below breakeven due to high debt, high operating expenses, low occupancy, and poor tenant rental collections.  The Investment General Partner and the Operating General Partner, an affiliate of the Investment General Partner, successfully negotiated a debt restructure with US Bank which closed in the fourth quarter of 2002. The agreement called for a pay down of the mortgage balance from $2,650,000 to $1,850,000; the establishment of a $100,000 operating reserve; a recasting of the debt over a thirty year payment schedule with a maturity of January 2, 2010; and a reduction of the interest rate from a fixed 9% to a floating rate of prime plus 2.5% through December 8, 2003, then prime plus 3%.  In order to fund the debt paydown and operating escrow, Series 20 sold 33.33% of its interest in 6 Operating Partnerships to Series 41 on April 1, 2003.  Since the debt restructure needed to be funded prior to the April 1, 2003 transfer date, Series 41 loaned the sales proceeds to the Operating Partnership at the time of the debt restructure.  The only alternative to the debt restructure would have been bankruptcy and a costly Chapter 11 filing.  The outcome to such a filing was likely to be negative and would have included a recapture of credits previously taken by the Series 20 investors.  The Investment General Partner believed it was in the best interest of the Series 20 investors to avoid recapture by selling a portion of their future credits and using the proceeds to complete the debt restructure. Future tax credit benefits estimated to be $.2925 per BAC will not be realized by the investors in Series 20, however, the consequences of recapture and penalties to the investors, estimated to be approximately $.6825 per BAC, were avoided.

Effective January 25, 2003, East Douglas Apartments Limited Partnership (East Douglas Apartments) retained SanMar Properties for property management.  Occupancy through March 2003 has averaged 95%.  In the fourth quarter of 2001

the Operating Partnership petitioned HUD and Illinois Housing Development Authority (IDHA) to increase rents.   IHDA denied the request to increase rents at that time citing the HOME Loan rent restrictions.  The Partnership is working on another request for a rent increase.   The Partnership is also working with the city to secure historical preservation funding to assist with the cost of restoring original windows and needed tuck-pointing of the brick exterior walls.   The mortgage company has been reluctant to utilize replacement reserve funds for this purpose.   East Douglas Apartments passed the 2002 compliance inspection by IHDA at which time there was some indication that IHDA may be more receptive to increasing rents in 2003.   The transition in management and potential repairs being made to the windows and exterior brick may assist in obtaining a rent increase.   The mortgage, property taxes, insurance and accounts payable are current as of April 30, 2003.

On November 29, 2002, there was a fire at Cynthiana Properties Limited (Hillside Apartments) in Cynthiana Kentucky.  The fire damaged three units and a central stairway.  As of March 31, 2003, all of the fire damage repair was complete and the 3 damaged units were back on line and leased.  The insurance covered all of the repairs (replacement value) and the loss of rent from the 3 units that were vacated after the fire.

(Series 21).  As of March 31, 2003 and 2002, the average Qualified Occupancy for the series was 100%.  The series had a total of 14 properties at March 31, 2003, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2002 and 2001, the series, in total, generated $1,000,796 and $1,626,653, respectively, in passive income tax losses that were passed through to the investors and also provided $1.21 for both years in tax credits per BAC to the investors.

As of March 31, 2003 and 2002, Investments in Operating Partnerships for Series 21 was $2,393,876 and $2,929,817, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2003 and 2002, the net loss of the series was $658,405 and $2,967,656, respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships and the fund management fee. The difference in net loss is primarily due to an impairment loss reported by Atlantic City Housing Urban Renewal Associates L.P in the prior year.  Additional detail on the operations of this Operating Partnership is provided below. It is anticipated that future net losses will be more consistent with the amount reported in the fiscal year 2003.

Atlantic City Housing Urban Renewal Associates L.P. (Atlantic City Apartments) continued to operate below breakeven for the first quarter of 2003. The Operating Partnership filed for protection under Chapter 11 of the Bankruptcy Code in June of 2001. During the quarter, two bondholder entities, PCM and Green Leaf Construction, filed objections to the Operating Partnership’s proposed reorganization plan and announced that competing plans would be proposed. The Investment General Partner is negotiating with Green Leaf to join with it and a not-for-profit community development corporation, Vision 2000, to submit a revised plan and the withdrawal of Green Leaf’s objection to the current plan. Throughout the quarter, court hearings, legal filings and numerous drafts were developed. It is anticipated that a revised Plan will be submitted during the third quarter that will reflect $1,500,000 in payment to the bondholders. The bankruptcy court has continued to authorize cash collateral for payment of the property operating expenses.  Occupancy for the first quarter of 2003 decreased to 75%. The City of Atlantic City Housing Authority will not approve any further rental of the vacant units until all code violations are addressed. Funds for these repairs are provided for in the Plan. The Operating General Partner is diligently working toward resolving these issues, but has limited capital with which to complete the required repairs. One component of the Reorganization Plan is the funding of $500,000 from the Investment General Partner. Partial sale of remaining credits and advances from the series will be the source of this contribution. The timeline for bondholder voting and Plan confirmation by the Bankruptcy Court is expected to be during the third quarter 2003.

Centrum Fairfax LP (Forest Glen at Sully Station)is a 119-unit senior complex located in Fairfax, VA. This property continues to experience low occupancy.  The occupancy declined to 70% in the first quarter 2003 from a 2002 average occupancy of 79%.  In 2003 the management company will continue working to attract prospective tenants and improve occupancy by increasing the advertisements and promotions, organizing monthly events at the property and creating resident referral programs.  The property is in excellent physical condition. The Operating General Partners continue to fund operating deficits in accordance with the Partnership Agreement; however, the guarantee is due to expire in the third quarter 2003. The mortgage, taxes, insurance and payables are current.

Pumphouse Crossing II, LP (Pumphouse Crossing II Apartments) is a 48-unit, family property located in Chippewa, Wisconsin.  The property operated with an average occupancy of 79% for the year 2002.  The first quarter 2003 occupancy increased to an average of 87% from 81% in the fourth quarter 2002. The operating expenses are below the state average. As a result of the high vacancy rate and the low rental rates in the area, the property did not achieve breakeven operations in the first quarter of 2003. The management company continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 86% for the year 2002. The first quarter 2003 occupancy increased to an average of 91%, which is consistent with the fourth quarter of 2002. The operating expenses are below the state average. Although the occupancy increased slightly, the low rental rates in the area prevented the property from achieving breakeven operations in the first quarter of 2003. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

Lookout Ridge LP (Lookout Ridge Apts.) is a 30 unit development located in Covington, KY. Average occupancy of the property is high at 99%, but it is unable to support its operations due to high operating expenses and low rental rates. It is currently operating with a debt coverage ratio of .27 and has outstanding payables slightly in excess of  $60,000. Although rents are currently at the maximum allowable tax credit rate for the area, the average rent on the property is only $426.  Operating expenses of $4,347 per unit are very high for the area and must be reduced significantly in order for  the property to break even. The Operating General Partner indicated that a portion of the high expenses have been attributable to improper tenant screening by the management company, which resulted in high turnover and repair cost. The screening problem has since been corrected. The property’s operating reserve account has a balance of $33,940, and the Operating General Partner has an obligation to fund any operating deficits through 2007.

Pinedale II, LP (Pinedale Apartments II) is a 60-unit, family property located in Menomonie, Wisconsin. The property operated with an average occupancy of 95% for the year 2002 which slightly declined to 91% for the first quarter 2003.  The property’s operating expenses are below the state average.  Despite the occupancy being in the 90’s, the low rental rates in the area prevented the property from achieving breakeven operations in the first quarter of 2003. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

(Series 22).  As of March 31, 2003 and 2002, the average Qualified Occupancy for the series was 100%.  The series had total of 29 properties at March 31, 2003, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2002 and 2001, the series, in total, generated $1,864,572 and $1,869,136, respectively, in passive income tax losses that were passed through to the investors and also provided $1.25 and $1.26, respectively, in tax credit per BAC to the investors.

As of March 31, 2003 and 2002, Investments in Operating Partnerships for Series 22 was $9,514,695 and $11,087,299, respectively.  The decrease is primarily a result of the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2003 and 2002, the net loss of the series was $1,825,108 and $1,693,382, respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships and the fund management fee. It is anticipated that the net loss will remain relatively consistent in future years as the series has finished acquiring Operating Partnerships and all are reporting stable operations.

Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 86% for the year 2002. The first quarter 2003 occupancy increased to an average of 91%, which is consistent with the fourth quarter of 2002. The operating expenses are below the state average. Although the occupancy increased slightly, the low rental rates in the area prevented the property from achieving breakeven operations in the first quarter of 2003. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

Roxbury Veterans Housing, Limited Partnership (Highland House) is a 14 unit property located in Roxbury, Massachusetts.  The Operating General partner has been very inconsistent in reporting occupancy and operational numbers to the Investment General Partner.  In addition, the Investment General Partner identified potential discrepancies in the tax returns submitted and is currently working with the Operating General Partner to resolve these issues.

(Series 23). As of March 31, 2003 and 2002, the average Qualified Occupancy for the series was 100%.  The series had a total of 22 properties at March 31, 2003, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2002 and 2001, the series, in total, generated $1,651,061 and $2,076,947, respectively, in passive income tax losses that were passed through to investors and also provided $1.31 for both years in tax credits per BAC to the investors.

As of March 31, 2003 and 2002, Investments in Operating Partnerships for Series 23 was $16,373,993 and $17,726,828, respectively.   The decrease is a result of the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2003 and 2002, the net loss of the series was $1,611,679 and $1,634,244, respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships and the fund management fee.  It is anticipated that the net loss will be relatively consistent in future years as the series has finished acquiring Operating Partnerships and they are fully operational.

Series 23 has invested in 2 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with and controlled by Riemer Calhoun (the “Riemer Calhoun Group”).  The Operating Partnerships are Mathis Apartments. Ltd. and Orange Grove Seniors.  The affordable housing properties owned by the Calhoun Partnerships are located in Texas and consist of approximately 56 apartment units in total.  The low income housing tax credit available annually to Series 23 from the Calhoun Partnerships is approximately $73,077, which is approximately 2% of the total annual tax credit available to investors in Series 23.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 23 is not an investor.  The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor which built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Riemer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming.   Sentencing is scheduled for late July, 2003 and is likely to involve fines and incarceration.  (Certain other business associates of Riemer Calhoun earlier pleaded guilty to various related charges.)

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun Partnerships which will finally determine the amount of overstated tax credits.  At the Investment General Partner and its affiliates insistence, Riemer Calhoun has personally funded an escrow in the amount of $1,282,202 which will be available to compensate investors for any tax credits which are ultimately disallowed by the IRS.  It is hoped, but not certain, that the escrow fund will be sufficient to fully protect investors. (We are also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and investors to restate tax returns to reflect less credit and then pay additional taxes.)

With respect to each of the Calhoun Partnerships where Riemer Calhoun has been the Operating General Partner or in control of an entity which has been the Operating General Partner, the Investment General Partner and its affiliates are in the process of replacing them with another entity which is controlled by Murray Calhoun, the son of Riemer Calhoun.  Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships.  Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

The Investment General Partner and its affiliates have also undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom.  RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

South Hills Apartments L.P. (South Hills Apartments) is a 72-unit, family property located in Bellevue, Nebraska. The property operated with an average occupancy of 83% in 2002. The occupancy increased to 89% in the first quarter of 2003. The management company hired a new manager in April 2002, and there were several evictions during the second and third quarters of 2002. The management company continues to offer rental concessions to increase applicant traffic. The Operating General Partner continues to fund the operating deficits, as needed. The property’s mortgage, taxes and insurance are all current.

(Series 24). As of March 31, 2003 and 2002, the average Qualified Occupancy for the series was 99.9% and 100%, respectively.  The series had a total of 24 properties at March 31, 2003. Out of the total, 22 were at 100% qualified occupancy.

For the tax years ended December 31, 2002 and 2001, the series, in total, generated $970,718 and $1,357,571, respectively, in passive income tax losses that were passed through to investors and also provided $1.28 for both years in tax credits per BAC to the investors.

As of March 31, 2003 and 2002, Investments in Operating Partnerships for Series 24 was $9,168,660 and $9,240,905, respectively.  The decrease is primarily the result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued

For the years ended March 31, 2003 and 2002, the net loss of the Series was $206,100 and $2,001,698, respectively. The major components of these amounts are the Fund’s share of losses from Operating Partnerships and the fund management fee.  The difference in net loss is primarily due to events that effected operations in the current fiscal year for two of the Operating Partnerships. In the prior year a large loss was reported by a foreclosed on property, Los Lunas Apts. In the current year there was a recission of foreclosure and income was reported to reverse the prior year entries.  Income was also reported for the discount of debt and forgiven debt interest.  Further detail on events effecting this Operating Partnership is provided below. The reduction in net loss is also due to settlement proceeds income reported by one of the Operating Partnerships, which had filed a suit against its former Operating General Partner.  In addition, the Operating Partnership used some the settlement proceeds to repay interest bearing loans and interest to the Investment Partnership resulting in increased interest income in the current fiscal year. It is anticipated that the net loss in future years will be more consistent with the prior year as these events are not expected to effect future years.

Series 24 has invested in Zwolle Partnership, A LA Partnership in Commendam (the “Calhoun Partnership”) in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with and controlled by Riemer Calhoun (the “Riemer Calhoun Group”).  The affordable housing property owned by the Calhoun Partnership is located in Louisiana and consist of approximately 32 apartment units in total.  The low income housing tax credit available annually to Series 24 from the Calhoun Partnership is approximately $39,393, which is approximately 1% of the total annual tax credit available to investors in Series 24.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 24 is not an investor.  The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor which built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Riemer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming.   Sentencing is scheduled for late July, 2003 and is likely to involve fines and incarceration.  (Certain other business associates of Riemer Calhoun earlier pleaded guilty to various related charges.)

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun Partnerships which will finally determine the amount of overstated tax credits.  At the Investment General Partner and its affiliate’s insistence, Riemer Calhoun has personally funded an escrow in the amount of $1,282,202 which will be available to compensate investors for any tax credits which are ultimately disallowed by the IRS.  It is hoped, but not certain, that the escrow fund will be sufficient to fully protect investors. (We are also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and investors to restate tax returns to reflect less credit and then pay additional taxes.)

With respect to each of the Calhoun Partnerships where Riemer Calhoun has been the Operating General Partner or in control of an entity which has been the Operating General Partner, the Investment General Partner and its affiliates are in the process of replacing them with another entity which is controlled by Murray Calhoun, the son of Riemer Calhoun.  Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships.  Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

The Investment General Partner and its affiliates have also undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom.  RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

Elm Street Associates Limited Partnership (Elm Street Apartments) is located in Yonkers, New York.  The neighborhood has been a difficult one in which to operate due in part to high crime.  Almost all tenants have some public subsidy, making this a very management-intensive property.  Poor tenancy has historically resulted in operating deficits.  Management issues, including poor rent collections and deferred maintenance, had negatively impacted  the property.  Consequently, the existing management company was replaced by Westhab, Inc. on January 1, 2003.  Westhab is a non-profit housing developer and manager dedicated to providing housing for low income residents of Westchester County.  An affiliate of Westhab also was admitted as a replacement Operating General Partner on January 1, 2003.

Subsequent to the Westhab takeover, property operations have improved markedly. Physical occupancy at the property for the first quarter ranged from 94% to 97%. Westhab however may need to evict some of the current residents in order to complete the process of restablizing the property.  Economic occupancy averaged 95% for the quarter, even with some extraordinary expenses arising from the need to address deferred maintenance.

In early February 2002, the Operating Partnership concluded a restructure of the first mortgage loan with the loan servicer, Community Preservation Corporation(CPC). The loan had been in default for more than a year.  The newly restructured loan has a lower loan balance, a longer amortization schedule and a lower interest rate, which will make the loan more affordable to the Partnership.  Series 24 has contributed approximately $35,000 to the restructure of the Partnership and the first mortgage loan.  It is anticipated that Westhab will continue the stabilization process and that going forward the property will operate at or near breakeven.

Los Lunas Apartments Limited (Hillridge Apartments) was foreclosed upon on January 14, 2002 by New Mexico Housing Finance Authority.  In the third quarter of 2002, the Investment General Partner was successful in rescinding the foreclosure sale by restructuring the debt.  In order to fund the debt restructure, Series 24 sold 33.33% of its interest in 5 Operating Partnerships to Series 42 on April 1, 2003.  Since the debt restructure needed to be funded prior to the April 1, 2003 transfer date, Series 42 loaned the sales proceeds to the Operating Partnership at the time of the debt restructure.  The purpose of the recession was to avoid the consequences of a recapture of the credits previously taken by Series 24, thereby protecting the yield to its investors. Future tax credit benefits that were sold to Series 42, estimated to be $.487 per BAC, will not be realized by the investors in Series 24, however, the consequences of recapture and penalties to the investors, estimated to be approximately $.568 per BAC, were avoided.

North Hampton Place Limited Partnership (North Hampton Place), located in Columbia, Missouri, operated below breakeven during 2002 and the first quarter of 2003. The main reason for its continuing cash deficit is low occupancy, which averaged 87% for the first quarter of 2003 and 71% overall in 2002, and high operating expenses.  The mortgage was refinanced in the fourth quarter of 2002 with a more favorable interest rate and amortization period, and this should help to alleviate the property’s cash deficit.  To address the low occupancy at the property, the management company replaced the site manager.  New management is marketing the property to possible tenants through newspapers, churches and civic groups and occupancy had improved to 97% at April 30, 2003. The property’s mortgage, taxes and insurance were all current as of March 31, 2003.

(Series 25). As of March 31, 2003 and 2002, the average Qualified Occupancy for the series was 99.9%.  The series had a total of 22 properties at March 31, 2003.  Out of the total, 21 were at 100% qualified occupancy.

For the tax year ended December 31, 2002 and 2001, the series, in total, generated $1,381,624 and $1,707,535, respectively in passive income tax losses that were passed through to investors and also provided $1.24 for both years in tax credits per BAC to the investors.

As of March 31, 2003 and 2002, Investments in Operating Partnerships for Series 25 was $15,315,756 and $16,265,562, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2003 and 2002, the net loss of the series was $1,063,014 and $1,557,890, respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships and the fund management fee. The reduction in net loss is primarily due to settlement proceeds income received by one of the Operating Partnerships, which had filed a suit against its former Operating General Partner.  The Operating Partnership used some the settlement proceeds to repay interest bearing loans and interest to the Investment Partnership resulting in increased interest income in the current fiscal year.  It is anticipated that the net loss in future years will be more consistent with the prior year as these events are not expected to effect future years.

Ohio Investors Limited Partnership (Washington Arms) is a 93 unit property located in Dayton, Ohio.  The property operated significantly below breakeven due to low occupancy, low rental rates, and high debt service.  Average occupancy for the first quarter of 2003 was 89%.  The management company attributes the low occupancy to high turnover.  The project requested a rent increase; however, the project is currently charging the maximum allowable rent possible, per section 8 requirements.  Average physical occupancy for 2002 was 92%, and the property expended cash of just over $50,500.  The Operating General Partner contributed $57,500 to the property during 2002 to cover the excess expenses, despite the fact that his guarantee expired in September of 2001.  The Operating General Partner is in the process of restructuring the debt with the current lender, Key Bank.  The lender has proposed to extend the loan term 15- years beyond the original maturity date (October 2011).  As a result, the monthly debt service payment would drop from $21,739 to $15,749, representing an approximate savings of $5,990 per month, which should allow the property to breakeven.

Sutton Place Apartments, L.P. (Sutton Place Apartments) owns and operates a 360 unit complex in Indianapolis, Indiana. The property has operated with an average occupancy rate of 95% in 2002 compared to an average of 93% for the year that ended December 31, 2001.  Management believes that stability in the office staff and maintenance staff is resulting in continued high occupancy and continuing economic gains as well.  Economic occupancy has also improved and, through December 31, 2002 has been close to 95%. Despite this improvement in overall operations, first quarter 2003 occupancy was weak at 91%. During April 2003, however, occupancy climbed back up to 95%.

The property still suffers somewhat from high maintenance expenses as a result of tenant abuse and unit turnover, but the property was able to control operating expenses throughout 2002 and has continued to do so through the first quarter of 2003. When coupled with the increase in income resulting from improved occupancy, net operating income increased by 11% in 2002. Based upon its first quarter 2003 performance, it is anticipated that the property will continue to improve throughout 2003. Criminal activity, which has historically been high, has declined substantially over the last year.  This results from the fact that the property hired uniformed, off duty police officers as security and with the fact that criminal activity overall has declined in Indianapolis.  The Operating General Partner is obligated under his guarantee to fund operating deficits and in 2002 he funded $96,250. The mortgage, taxes and insurance were all current as of March 31, 2003.

352 Lenox Associates, LP, (Lenox Avenue Apartments) is an 18 unit property located in Manhattan, NY. During 2002, the property operated below breakeven, primarily as a result of high operating expenses.  The property has an inefficient gas fired boiler, which contributed significantly toward the negative cash flow.  As a result of the negative cash flow, the property has high payables and insufficient working capital.   The physical occupancy at the property has been consistently strong since inception, averaging above 95%.  Occupancy as of March 31, 2003 is at 100%.  The Investment General Partner is working with the Operating General Partner to decrease operating expenses and stabilize the property.  The Operating General Partner is funding all operating deficits. The mortgage, taxes, and property insurance are all current.

M.R.H., L.P. (The Mary Ryder Home), a 48 unit property located in St. Louis, MO, received a 60-day letter issued by the IRS proposing to reduce the amount of low income housing tax credits allowable because it asserts that certain fees and other expenditures were not includible in the eligible basis of the property. The 60-day letter was the result of an IRS audit of the Operating Partnership’s books and records. As a result of their audit, the IRS has proposed an adjustment that would disallow approximately 18% of past and future tax credits. The adjustment would also include interest. The Investment General Partner and its counsel along with the Operating General Partner and its counsel will likely file an appeal and continue negotiations with the IRS Appeals Office.

(Series 26). As of March 31, 2002 and 2001, the average Qualified Occupancy for the series was 100%.  The series had a total of 45 properties at March 31, 2002, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2002 and 2001, the series, in total, generated $2,046,344 and $2,711,648, respectively, in passive income tax losses that were passed through to investors and also provided $1.18 for both years in tax credits per BAC to the investors.

As of March 31, 2003 and 2002, Investments in Operating Partnerships

for Series 26 was $23,716,013 and $24,785,250, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2003 and 2002, the net loss of the series was $1,428,884 and $2,264,403, respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships, the fund management fee and interest income.  The reduction in net loss is primarily due to settlement proceeds income received by one of the Operating Partnerships, which had filed a suit against its former Operating General Partner.  The Operating Partnership used some the settlement proceeds to repay interest bearing loans and interest to the Investment Partnership resulting in increased interest income in the current fiscal year.  It is anticipated that the net loss in future years will be more consistent with the prior year as these events are not expected to effect future years.

Series 26 has invested in 6 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with and controlled by Riemer Calhoun (the “Riemer Calhoun Group”).  The operating partnerships are Bearuegard Apartments Partnership, Brookhaven Apartments Partnership, Butler Estates, Cameron Apartments Partnership, Southwind Apartments and TR Bobb  Apartments A LDHA.  The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 191 apartment units in total.  The low income housing tax credit available annually to Series 26 from the Calhoun Partnerships is approximately $617,547, which is approximately 13% of the total annual tax credit available to investors in Series 26.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Oartnerships in which Series 26 is not an investor.  The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor which built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Riemer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming.   Sentencing is scheduled for late July, 2003 and is likely to involve fines and incarceration.  (Certain other business associates of Riemer Calhoun earlier pleaded guilty to various related charges.)

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun Partnerships which will finally determine the amount of overstated tax credits.  At the Investment General Partner and its affiliate’s insistence, Riemer Calhoun has personally funded an escrow in the amount of $1,282,202 which will be available to compensate investors for any tax credits which are ultimately disallowed by the IRS.  It is hoped, but not certain, that the escrow fund will be sufficient to fully protect investors. (We are also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and investors to restate tax returns to reflect less credit and then pay additional taxes.)

With respect to each of the Calhoun Partnerships where Riemer Calhoun has been the Operating General Partner or in control of an entity which has been the Operating General Partner, the Investment General Partner and its affiliates are in the process of replacing them with another entity which is controlled by Murray Calhoun, the son of Riemer Calhoun.  Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships.  Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

The Investment General Partner and its affiliates have also undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom.  RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

Warrensburg Heights, Limited Partnership, (Warrensburg Heights) located in Warrensburg, Missouri, operated below breakeven during 2002 and the first quarter of 2003. The main reason for its continuing cash deficit is low occupancy, which averaged 74% for the first five months of 2003 and 89% overall in 2002, and high operating expenses.  High turnover at the property has caused occupancy levels to stagnate, and operating expenses were high during the first quarter due to the high turnover.  During the fourth quarter of 2002, the site manager at the property was replaced, and the property is being marketed through newspapers, churches and civic groups.  The property’s mortgage, taxes and insurance were all current as of March 31, 2003.

Country Edge LP (Country Edge Apts.) is a 48 unit property located in Fargo, North Dakota.   During 2002, the property operated below breakeven, primarily due to strong competition stemming from a significant increase in newer tax credit properties with more amenities in Fargo.  The significant increase in competition has negatively impacted the occupancy at the property.  As a result of the negative cash flow, the property had insufficient working capital during the year.   During 2002, the Operating General Partner decreased rents and implemented concessions to stabilize occupancy, which averaged 90% for the year.  As of March 31, 2003, occupancy was 92% and averaged 87% for the first quarter, which was 11% higher than the first quarter of 2002.  However, the property continued to operate below breakeven during the first quarter of 2003 due to the continued lowered rents and concessions.  The Investment General Partner will continue to work with the Operating General Partner to stabilize the occupancy.   In addition, the economy in the Fargo area is expected to expand during 2003, which should have a positive impact on demand for affordable housing.  The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee.  The mortgage, trade payables, property taxes, and insurance are current.

Grandview Apartments (Grandview Apts.) is a 48 unit property located in Fargo, North Dakota.  During 2002, the property operated below breakeven primarily due to strong competition stemming from a significant increase in newer tax credit properties with more amenities in Fargo.  The significant increase in competition has negatively impacted the occupancy at the property.  During 2002, the Operating General Partner decreased rents and implemented concessions to stabilize occupancy, which averaged 87% for the year.  As of March 31, 2003, occupancy was 75% and averaged 82% for the first quarter, which was 2% higher than the first quarter of 2002. However, the property continued to operate below breakeven during the first quarter of 2003 due to the continued lowered rents and concessions.  The Investment Limited Partner will continue to work with the Operating General Partner to stabilize the physical occupancy.  In addition, the economy in the Fargo area is expected to expand during 2003, which should have a positive impact on demand for affordable housing.  The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee.  The mortgage, trade payables, property taxes, and insurance are current.

(Series 27). As of March 31, 2003 and 2002 the average Qualified Occupancy for the series was 100%.  The series had a total of 16 properties at March 31, 2003, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2002 and 2001, the series, in total, generated $1,225,573 and $1,221,646, respectively, in passive income tax losses that were passed through to investors and also provided $1.14, respectively, in tax credits per BAC to the investors.

As of March 31, 2003 and 2002, Investments in Operating Partnerships for Series 27 was $14,645,587 and $15,447,161, respectively.  The balance was affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the year ended March 31, 2003 and 2002, the net loss of the series was $1,080,803 and $598,368, respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships and the fund management fee.  The difference in net loss is mainly the result of cancellation of debt income reported by one of the Operating Partnerships in the prior year.  It is anticipated that the net loss will begin to stabilize in future years as the Operating Partnerships stabilize operations.

Series 27 has invested in Magnolia Place Apartments Partnership (the “Calhoun Partnership”) in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with and controlled by Riemer Calhoun (the “Riemer Calhoun Group”).  The affordable housing property owned by the Calhoun

Partnership is located in Mississippi and consist of approximately 40 apartment units in total.  The low income housing tax credit available annually to Series 27 from the Calhoun Partnership is approximately $129,037, which is approximately 5% of the total annual tax credit available to investors in Series 27.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 27 is not an investor.  The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor which built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Riemer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming.   Sentencing is scheduled for late July, 2003 and is likely to involve fines and incarceration.  (Certain other business associates of Riemer Calhoun earlier pleaded guilty to various related charges.)

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun Partnerships which will finally determine the amount of overstated tax credits.  At the Investment General Partner and its affiliate’s insistence, Riemer Calhoun has personally funded an escrow in the amount of $1,282,202 which will be available to compensate investors for any tax credits which are ultimately disallowed by the IRS.  It is hoped, but not certain, that the escrow fund will be sufficient to fully protect investors. (We are also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and investors to restate tax returns to reflect less credit and then pay additional taxes.)

With respect to each of the Calhoun Partnerships where Riemer Calhoun has been the Operating General Partner or in control of an entity which has been the Operating General Partner, the Investment General Partner and its affiliates are in the process of replacing them with another entity which is controlled by Murray Calhoun, the son of Riemer Calhoun.  Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships.  Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

The Investment General Partner and its affiliates have also undertaken discussions with the Rural Housing Service of the U.S. Department of

Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom.  RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

Holly Heights Limited Partnership (Holly Heights Apartments) continues to incur operating deficits due to high tenant turnover. Occupancy has increased to 88% for the first quarter of 2003 from the fourth quarter 2002 average of 86%. There are limited job opportunities in this area and, as a result, some residents have moved from the area to find work.  Management will continue to offer rental concessions until occupancy has stabilized.  As a result of the low occupancy in 2002, there was negative cash flow and high payables. An audit by the state regulatory agency identified issues of non-compliance.  The Operating General Partner is diligently working to resolve all issues and the Investment General Partner will continue to closely monitor the property. The mortgage, taxes, and insurance are all current.

Angelou Court (Angelou Court Apts.)  is a 23 unit property located in Harlem, New York.  During 2002, the property operated below breakeven, primarily due to high operating expenses.  Physical occupancy has been consistent at 100% since inception of the property.  As a result of the negative cash flow, the property has insufficient working capital to cover trade accounts payable.  The Investment General Partner will work with the Operating General Partner to develop alternatives to reduce operating expenses and stabilize the property. The Operating General Partner is responsible for funding all operating deficits and has an unlimited guarantee to the property.  The mortgage and property insurance are current.  The property pays no property taxes as the result of a tax abatement.

(Series 28). As of March 31, 2003 and 2002, the average Qualified Occupancy for the series was 100%.  The series had a total of 26 properties at March 31, 2003, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2002 and 2001, the series, in total, generated $1,089,909 and $2,512,925, respectively, in passive income tax losses that were passed through to investors and also provided $1.05 for both years in tax credits per BAC to the investors.

As of March 31, 2003 and 2002, Investments in Operating Partnerships for Series 28 was $25,184,476 and $26,355,147, respectively.  The decrease is a result the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the year ended March 31, 2003 and 2002 the net loss of the series was $1,443,856 and $1,802,088, respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships and the fund management fee.  It is anticipated that operations will be relatively consistent in future years as series had finished acquiring Operating Partnerships and they are all reporting stable operations.

Series 28 has invested in 6 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with and controlled by Riemer Calhoun (the “Riemer Calhoun Group”).  The Operating Partnerships are Bienville III Apartments, Blanchard Partnership, Cottonwood Partnership, in Commendam, Evangeline Partnership, Jackson Place Apartments LP and Maplewood Apartments Partnership.  The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 200 apartment units in total.  The low income housing tax credit available annually to Series 28 from the Calhoun Partnerships is approximately $516,536, which is approximately 12% of the total annual tax credit available to investors in Series 28.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 28 is not an investor.  The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor which built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Riemer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming.   Sentencing is scheduled for late July, 2003 and is likely to involve fines and incarceration.  (Certain other business associates of Riemer Calhoun earlier pleaded guilty to various related charges.)

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun Partnerships which will finally determine the amount of overstated tax credits.  At the Investment General Partner and its affiliate’s insistence, Riemer Calhoun has personally funded an escrow in the amount of $1,282,202 which will be available to compensate investors for any tax credits which are ultimately disallowed by the IRS.  It is hoped, but not certain, that the escrow fund will be sufficient to fully protect investors. (We are also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and investors to restate tax returns to reflect less credit and then pay additional taxes.)

With respect to each of the Calhoun Partnerships where Riemer Calhoun has been the Operating General Partner or in control of an entity which has been the Operating General Partner, the Investment General Partner and its affiliates are in the process of replacing them with another entity which is controlled by Murray Calhoun, the son of Riemer Calhoun.  Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships.  Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

The Investment General Partner and its affiliates have also undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom.  RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

1374 Boston Road L.P. (1374 Boston Road) is a 15 unit property located in New York City.  During 2002 the property operated below breakeven, primarily due to high debt service and operating expenses.  The debt service coverage ratio for 2002 was .50.  As a result of the negative cash flow, the property had insufficient working capital.  The Investment General Partner will work with the Operating General Partner to develop potential refinance options and explore alternatives to reduce operating expenses and stabilize the property.  The Operating General Partner is responsible for funding all operating deficits. The mortgage, property taxes and insurance are current.

(Series 29). As of March 31, 2003 and 2002, the average Qualified Occupancy for the series was 100%.  The series had a total of 22 properties at March 31, 2003, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2002 and 2001 the series, in total, generated $2,066,987 and $2,674,479, respectively in passive income tax losses that were passed through to investors and also provided $1.08 for both years in tax credits per BAC to the investors.

As of March 31, 2003 and 2002, Investments in Operating Partnerships for Series 29 was $22,450,900 and $24,490,660, respectively.  The decrease is a result the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the year ended March 31, 2003 and 2002, the net loss of the series was $2,395,108 and $2,421,150, respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships and the fund management fee. It is anticipated that operations will be relatively consistent in future years as series had finished acquiring Operating Partnerships and they are reporting stable operations.

Series 29 has invested in 3 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with and controlled by Riemer Calhoun (the “Riemer Calhoun Group”).  The Operating Partnerships are Edgewood Apartments Partnership, Plametto Place Apartments and Westfield Apartments Partnership.  The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 152 apartment units in total.  The low income housing tax credit available annually to Series 29 from the Calhoun Partnerships is approximately $603,385, which is approximately 14% of the total annual tax credit available to investors in Series 29.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 29 is not an investor.  The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor which built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Riemer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming.   Sentencing is scheduled for late July, 2003 and is likely to involve fines and incarceration.  (Certain other business associates of Riemer Calhoun earlier pleaded guilty to various related charges.)

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun Partnerships which will finally determine the amount of overstated tax credits.  At the Investment General Partner and its affiliate’s insistence, Riemer Calhoun has personally funded an escrow in the amount of $1,282,202 which will be available to compensate investors for any tax credits which are ultimately disallowed by the IRS.  It is hoped, but not certain, that the escrow fund will be sufficient to fully protect investors. (We are also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and investors to restate tax returns to reflect less credit and then pay additional taxes.)

With respect to each of the Calhoun Partnerships where Riemer Calhoun has been the Operating General Partner or in control of an entity which has been the Operating General Partner, the Investment General Partner and its affiliates are in the process of replacing them with another entity which is controlled by Murray Calhoun, the son of Riemer Calhoun.  Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships.  Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

The Investment General Partner and its affiliates have also undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom.  RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

Lombard Partners LP (Lombard Heights Apts.) located in Springfield, Missouri, operated below breakeven during the first quarter of 2003. The main reason for its continuing cash expenditure is its low occupancy, which averaged 88% for the quarter.  To address the low occupancy at the property, management is marketing the property through newspapers, churches and civic groups.  The property’s mortgage, taxes and insurance were all current as of March 31, 2003.

(Series 30). As of March 31, 2003 and 2002 the average Qualified Occupancy for the series was 100%.  The series had a total of 20 properties at March 31, 2003, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2002 and 2001, the series, in total, generated $1,710,868 and $1,747,744, respectively, in passive income tax losses that were passed through to investors and also provided $1.06 for both years in tax credits per BAC to the investors.

As of March 31, 2003 and 2002, Investments in Operating Partnerships for Series 30 was $16,661,934 and $17,826,875, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2003 and 2002, the net loss of the series was $1,425,215 and $1,298,251, respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships and the Fund management fee. It is anticipated that operations will be relatively consistent in future years as series had finished acquiring Operating Partnerships and they are for the most part reporting stable operations.

Mesa Grande, LP (Mesa Grande Apartments) is a 72-unit, family property located in Carlsbad, New Mexico.  The mortgage lender submitted default letters to the Investment Limited Partner and the Operating General Partner on April 2, 2003 for the following deficiencies: two months unpaid mortgage payments, unpaid tax payment and under funded replacement reserve account.  The Investment General Partner and the Operating General Partner executed an agreement on April 25, 2003 that remedied the mortgage note deficiencies.  The Operating General Partner made the most current mortgage payment and the Investment General Partner provided approval to release funds from the property’s operating reserve to remedy the remaining financial deficiencies.  On May 2, 2003, Form 8823 was issued by the New Mexico Mortgage Finance Authority for failure to pay the annual tax credit monitoring fee.  The Investment General Partner will work with the Operating General Partner to ensure that the non-compliance issue is corrected.  As a result of the defaults by the Operating General Partner and Management Company, a related entity, the Investment General Partner will be looking to replace the Management Company by August 1, 2003.

Sunrise Homes, LP (Broadway Place Apartments) is a 32-unit, family property located in Hobbs, New Mexico.  The mortgage lender submitted default letters to the Investment Limited Partner and the Operating General Partner on April 2, 2003 for the following deficiencies: one month unpaid mortgage payment, unpaid tax payment and under funded replacement reserve account.  The Investment Genral Partner and the Operating General Partner executed an agreement on April 25, 2003 that remedied the mortgage note deficiencies.  The Operating General Partner made the most current mortgage payment and the Investment General Partner provided approval to release funds from the operating reserve to remedy the remaining financial deficiencies.  On May 2, 2003, Form 8823 was issued by the New Mexico Mortgage Finance Authority for failure to pay the annual tax credit monitoring fee.  The Investment General Partner will work with the Operating General Partner to ensure that the non-compliance issue is corrected.  As a result of the defaults by the Operating General Partner and Management Company, a related entity, the Investment General Partner will be looking to replace the Management Company by August 1, 2003.

JMC Limited Liability Company (Farwell Mills Apts.) is a 27-unit development located in Lisbon, ME. For the first quarter of 2003, occupancy was 93%, which is consistent with past performance. The property has been unable to break even due to high operating expenses. In 2002, operating expenses were $4,827 per unit, which is $553 per unit higher than the Investment General Partner’s state average of $4,274. Despite favorable financing arrangements, the property is operating with a debt coverage ratio of .12. The Investment General Partner has been working closely with the management company to improve operations on this property. The management company was recently able to secure a 4% increase, from the Maine State Housing Authority, in voucher amounts for the units. They have also transferred who they consider to be their best site manager to the property to improve operations.

Linden Partners II (Western Trails Apartments II) is a 30-unit property located in Council Bluffs, IA, which suffered from high payables and high tenant account receivables. Although the occupancy was stabilized there was a cash flow deficit as a result of high operating expenses. The tax expense for 2002 was paid in full along with the 2001 tax deficit.  The property was reassessed in 2002 and the reassessed value will decrease the tax liability going forward.

(Series 31). As of March 31, 2003 and 2002, the average Qualified Occupancy for the series was 100%.  The series had a total of 27 properties at March 31, 2003, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2002 and 2001, the series, in total, generated $3,159,272 and $3,159,272, respectively, in passive income tax losses to pass through to the investors and also provided $1.03 for both years in tax credits per BAC to the investors.

As of March 31, 2003 and 2002, Investments in Operating Partnerships for Series 31 was $25,656,110 and $27,720,981, respectively.  The decrease is a result the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.  The amount was also affected by the acquisition of one additional operating partnership.

For the years ended March 31, 2003 and 2002, the net loss of the series was $2,409,358 and $2,489,687, respectively.  The major components of these amounts are the Fund’s share of loss from Operating Partnerships and the fund management fee.  The improved operations were mainly the result of a decrease in interest expense and depreciation reported by one of the Operating Partnerships in the current fiscal year.  It is anticipated that operations will stabilize in future years as the series has finished acquiring operating partnerships, and construction and lease-up is complete for all of the partnerships.

Seagraves Apartments, Limited Partnership (Western Hills Apartments) is a 16-unit family property located in Ferris, TX.  Occupancy averaged 91% in 2002, but extremely high utility expenses caused the property to operate below breakeven.  Occupancy dropped to 83% for the first quarter 2003 due to a rental increase that was implemented in January 2003.  The Operating General Partner, who also acts as the management agent is confident that occupancy will return to the low 90s in the next few months.  Despite the drop in occupancy, the property operated above breakeven in the first quarter of 2003, due to the increase in rental rates.  The Operating General Partner’s focus is to increase occupancy to the mid 90s and reduce utility expenses.  The Investment General Partner will continue to monitor this property on a monthly basis.

(Series 32). As of March 31, 2003 and 2002, the average Qualified Occupancy for the series was 100%.  The series had a total of 17 properties at March 31, 2003, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2002 and 2001, the series, in total, generated $2,507,281 and $3,065,920, respectively in passive income tax losses that were passed through to investors, and also provided $1.04 and $1.02, respectively, in tax credits per BAC to the investors.

As of March 31, 2003 and 2002, Investments in Operating Partnerships for Series 32 was $31,094,955 and $32,959,161, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.  The balance was also affected by the acquisition of one additional operating partnership.

For the years ended March 31, 2003 and 2002, the net loss of the series was $2,292,954 and $2,429,115, respectively.  The major components of these amounts are the Fund’s share of loss from Operating Partnerships and the fund management fee.  It is anticipated that the net loss will stabilize in future years as the series has finished acquiring Operating Partnerships and construction and lease-up are complete for all of the partnerships.

Series 32 has invested in 3 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with and controlled by Riemer Calhoun (the “Riemer Calhoun Group”).  The Operating Partnerships are Pearlwood Apartments LP, Pecan Manor Apartments and Pineridge Apartments Partnership.  The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana or Mississippi and consist of approximately 120 apartment units in total.  The low income housing tax credit available annually to Series 32 from the Calhoun Partnerships is approximately $537,868, which is approximately 11% of the total annual tax credit available to investors in Series 32.

In the summer of 2002, the US Attorney for the Western District of Louisiana

notified the Investment General Partner that the Riemer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 32 is not an investor.  The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor which built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Riemer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming.   Sentencing is scheduled for late July, 2003 and is likely to involve fines and incarceration.  (Certain other business associates of Riemer Calhoun earlier pleaded guilty to various related charges.)

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun Partnerships which will finally determine the amount of overstated tax credits.  At the Investment General Partner and its affiliate’s insistence, Riemer Calhoun has personally funded an escrow in the amount of $1,282,202 which will be available to compensate investors for any tax credits which are ultimately disallowed by the IRS.  It is hoped, but not certain, that the escrow fund will be sufficient to fully protect investors. (We are also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and investors to restate tax returns to reflect less credit and then pay additional taxes.)

With respect to each of the Calhoun Partnerships where Riemer Calhoun has been the Operating General Partner or in control of an entity which has been the Operating General Partner, the Investment General Partner and its affiliates are in the process of replacing them with another entity which is controlled by Murray Calhoun, the son of Riemer Calhoun.  Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships.  Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

The Investment General Partner and its affiliates have also undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom.  RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

Series 32 invested in FFLM Associates an Operating Partnership that owns 3 limited partner interests, one of which is Carriage Pointe Investors, LP.  Carriage Pointe Investors LP (Carriage Pointe Apartments) historically has suffered from negative cash flow, high accounts payables, and under-funded replacement reserves, in part due to the fact that the property only has 18 units.  Several options were considered in recent months to improve the performance of the property, including replacement of the Operating General Partner and refinancing the first mortgage.  Neither of these options proved to be viable. The Operating General Partner continues to fund all operating deficits and the first mortgage lender is content to leave the loan in place.

Martinsville I, Ltd. (Martinsville Apartments) is a 13-unit property located in Shelbyville, Kentucky. The property was 100% occupied and had positive cash flow for the first quarter of 2003.  The Operating General Partner refuses to consider settling with plaintiffs in lawsuits regarding sub-contractor payment disputes. There has been no legal activity regarding these suits so far in 2003.  The Operating General Partner has rebuffed attempts of the Investment General Partner to assist in settling the sub-contractor issues. So long as these matters are outstanding, the Operating General Partners’ personal guarantees remain in place.

Indiana Development Limited Partnership (Clear Creek Apartments), located in North Manchester, Indiana is a 64-unit development.  The occupancy level at this property declined to a first quarter 2003 average of 83%, resulting in below break even operations for the quarter.  The Operating General indicated that the decline in occupancy is the direct result of hiring a new management company that has been focusing on evicting bad tenants.  The Operating General Partner anticipates that occupancy will rebound over the next several months.

(Series 33). As of March 31, 2003 and 2002 the average Qualified Occupancy for the series was 100%.  The series had a total of 10 properties at March 31, 2003, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2002 and 2001, the series, in total, generated $1,335,367 and $1,600,955, respectively in passive income tax losses that were passed through to investors, and also provided $1.05 and $1.03, respectively, in tax credits per BAC to the investors.

As of March 31, 2003 and 2002, Investments in Operating Partnerships for Series 33 was $17,734,775 and $18,625,977, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2003 and 2002, the net loss of the Series was $1,118,654 and $1,259,944, respectively.  The major components of these amounts are the Fund’s share of loss from Operating Partnerships and the fund management fee.  It is anticipated that operations will be relatively consistent in future years as series had finished acquiring Operating Partnerships and they are all reporting stable operations.

Series 33 has invested in Forest Park Apartments (the “Calhoun Partnership”) in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with and controlled by Riemer Calhoun (the “Riemer Calhoun Group”).  The affordable housing property owned by the Calhoun Partnership is located in Louisiana and consist of approximately 40 apartment units in total.  The low income housing tax credit available annually to Series 33 from the Calhoun Partnership is approximately $208,599, which is approximately 8% of the total annual tax credit available to investors in Series 33.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 33 is not an investor.  The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor which built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Riemer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming.   Sentencing is scheduled for late July, 2003 and is likely to involve fines and incarceration.  (Certain other business associates of Riemer Calhoun earlier pleaded guilty to various related charges.)

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun Partnerships which will finally determine the amount of overstated tax credits.  At the Investment General Partner and its affiliate’s insistence, Riemer Calhoun has personally funded an escrow in the amount of $1,282,202 which will be available to compensate investors for any tax credits which are ultimately disallowed by the IRS.  It is hoped, but not certain, that the escrow fund will be sufficient to fully protect investors. (We are also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and investors to restate tax returns to reflect less credit and then pay additional taxes.)

With respect to each of the Calhoun Partnerships where Riemer Calhoun has been the Operating General Partner or in control of an entity which has been the Operating General Partner, the Investment General Partner and its affiliates are in the process of replacing them with another entity which is controlled by Murray Calhoun, the son of Riemer Calhoun.  Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships.  Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

The Investment General Partner and its affiliates have also undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom.  RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

Series 33 invested in FFLM Associates an Operating Partnership that owns 3 limited partner interests, one of which is Carriage Pointe Investors, LP.  Carriage Pointe Investors LP (Carriage Pointe Apartments) historically has suffered from negative cash flow, high accounts payables, and under-funded replacement reserves, in part due to the fact that the property only has 18 units.  Several options were considered in recent months to improve the performance of the property, including replacement of the Operating General Partner and refinancing the first mortgage.  Neither of these options proved to be viable. The Operating General Partner continues to fund all operating deficits and the first mortgage lender is content to leave the loan in place.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing), is a 20-unit property in Millinocket, ME providing congregate housing to seniors. Stearns Assisted Housing is the rehabilitation of the George Stearns High School. The building contains another property, which is affiliated with the Investment General Partner called Stearns Congregate Housing.

The Fire Marshall of Millinocket delayed the issuance of the Certificates of Occupancy until June 2001. Stearns Congregate Housing Associates was projected to be 100% leased-up by August 2001. It achieved 100% qualified occupancy in December 2001. The property is in a remote location, which added to the difficulties of the lease-up efforts. Occupancy is no longer an issue for this property as it averaged 98% for 2002 and the first quarter of 2003.

The Investment Limited Partner visited the property in June 2002 and was pleased with the property’s physical attributes and very positive response from the tenants. The Investment Limited Partner also met with the Town Manager and discussed the economic challenges within the Town of Millinocket.

Coastal Affordable, a non-profit organization, became a co-general partner in June 2002.  The admission of the non-profit general partner allows the partnership to utilize a PILOT Program that will reduce real estate taxes from $40,000 to $20,000 annually. Although this will help reduce expenses, the property’s high operating expenses remain the biggest concern.  Due to the inefficiency of the old building the property occupies, utility expenses are abnormally high. Through December 31, 2002 utility expense was $2,579 per unit. The Investment General Partner is currently working with management to investigate methods to reduce the property’s utility expense. Until the property can substantially reduce its operating expenses, it will continue to operate at a loss. The property was recently granted a rent increase of $93 per month on 9 of its 20 units, which will help offset a portion of the unusually high utility expenses. The Operating General Partner is obligated, as part of his development guarantee, to fund all deficits.

Bradford Group Partners of Jefferson County, L.P. (Bradford Square North Apartments) is a 50 unit senior complex located in Jefferson City, TN. The occupancy at this property averaged 85% for 2002 decreasing from the 2001 average of 99%. Due to a downturn in the local economy, occupancy averaged 84% for the first quarter of 2003. Some vacating tenants moved into a nearby, subsidized housing project, which has rental assistance. Additionally, the partnership suffers from high payables. The site manager was replaced in July of 2002. The new manager aggressively marketed the property, which resulted in an increase in occupancy to 94% at the end of May 2003. The taxes and insurance are being properly escrowed and the mortgage is current.

(Series 34). As of March 31, 2003 and 2002, the average Qualified Occupancy for the series was 100%.  The series had a total of 14 properties at March 31, 2003, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2002 and 2001, the series, in total, generated $2,254,136 and $2,343,979, respectively in passive income tax losses that were passed through to investors, and also provided $.98 for both years in tax credits per BAC to the investors.

As of March 31, 2003 and 2002 Investments in Operating Partnerships for Series 34 was $22,240,109 and $23,851,276, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2003 and 2002, the net loss of the Series was $1,986,319 and $2,113,249, respectively.  The major components of these amounts are the Fund’s share of loss from Operating Partnerships and the fund management fee. It is anticipated that operations will stabilize in future years as the series has finished acquiring Operating Partnerships and construction and lease-up are complete for the partnerships.

RHP 96-I Limited Partnership (Hillside Club Apartments), a 56-unit property located in Petosky, Michigan, operated below breakeven during the first quarter of 2003 as a result of a low occupancy, which averaged 64% for the first quarter of 2003. The Operating General Partner indicates that the local economy relies heavily on seasonal employment.  These types of businesses have been negatively impacted by the overall downturn in the economy, which has resulted in higher than normal move outs at Hillside Club Apartments.  It is anticipated that occupancy will rebound over the second and third quarters of 2003.

(Series 35). As of March 31, 2003 and 2002 the average Qualified Occupancy for the series was 100% and 93.1%, respectively.  The series had a total of 11 properties at March 31, 2003 all of which were at 100% qualified occupancy.

For the tax year ended December 31, 2002 and 2001 the series, in total, generated $2,075,209 and $1,614,496, respectively in passive income tax losses that were passed through to investors and also provided $.95 and $.88, respectively in tax credits per BAC to the investors.

As of March 31, 2003 and 2002, Investments in Operating Partnerships for Series 35 was $19,767,681 and $20,932,858, respectively.  Investments in Operating Partnerships was effected by the acquisition of one additional Operating Partnership and by the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2003 and 2002 the net loss of the series was $1,530,349 and $1,211,672, respectively.  The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee and amortization of acquisition costs. It is anticipated that the net loss will fluctuate in future years until the Operating Partnerships they become fully leased and stabilize operations.

(Series 36). As of March 31, 2003 and 2002 the average Qualified Occupancy for the series was 100%.  The series had a total of 11 properties at March 31, 2003, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2002 and 2001 the series, in total, generated $1,600,625 and $503,717, respectively in passive income tax losses that were passed through to investors and also provided $.98 and $.99, respectively in tax credits per BAC to the investors.

As of March 31, 2003 and 2002, Investments in Operating Partnerships for Series 36 was $12,486,013 and $13,473,738, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the year ended March 31, 2003 and 2002, the net loss of the series was $1,250,570 and $1,529,736, respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee and amortization of acquisition costs. The difference in net loss is primarily the result of a interest expense reported by one of the Operating Partnerships in the last fiscal year to correct for understated interest in prior years.  It is anticipated that operations will stabilize in future years as the series has finished acquiring Operating Partnerships and construction and lease-up are complete for all of the partnerships.

Series 36 has invested in 2 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with and controlled by Riemer Calhoun (the “Riemer Calhoun Group”).  The Operating Partnerships are Willowbrook Apartments Partnership and Wingfield Apartments LP.  The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 80 apartment units in total.  The low income housing tax credit available annually to Series 36 from the Calhoun Partnerships is approximately $382,522, which is approximately 18% of the total annual tax credit available to investors in Series 36.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 36 is not an investor.  The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor which built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Riemer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming.   Sentencing is scheduled for late July, 2003 and is likely to involve fines and incarceration.  (Certain other business associates of Riemer Calhoun earlier pleaded guilty to various related charges.)

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun Partnerships which will finally determine the amount of overstated tax credits.  At the Investment General Partner and its affiliate’s insistence, Riemer Calhoun has personally funded an escrow in the amount of $1,282,202 which will be available to compensate investors for any tax credits which are ultimately disallowed by the IRS.  It is hoped, but not certain, that the escrow fund will be sufficient to fully protect investors. (We are also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and investors to restate tax returns to reflect less credit and then pay additional taxes.)

With respect to each of the Calhoun Partnerships where Riemer Calhoun has been the Operating General Partner or in control of an entity which has been the Operating General Partner, the Investment General Partner and its affiliates are in the process of replacing them with another entity which is controlled by Murray Calhoun, the son of Riemer Calhoun.  Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships.  Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

The Investment General Partner and its affiliates have also undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom.  RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

Annadale Housing Partners (Annadale Apartments) has historically reported net losses due to operational issues associated with the property.  As a result of efforts by the management company operations have improved significantly.  Rental increases combined with improved collections, increased rental revenues by $96,611 in 2002. Expenses (particularly maintenance) saw increases in 2002. This is in part due to repairs mandated by the Housing Agency as a result of a site inspection done during 2002.  Another factor affecting maintenance costs are the provisions of the loan documents, which stipulate that the Partnership must spend a minimum of $55,000 per year on capital improvements funded from operations.  As a result of the increased rental revenues, the property operated at breakeven despite the increase in expenses.     A welfare tax exemption was approved in 2001, and the Partnership received a refund of $29,982 in January 2002.  Occupancy averaged 88.29% in 2002, however, occupancy dropped to 86% in December and has averaged only 83.78% in the first quarter of 2003.  The majority of the vacancies are in the elderly designated units.  Management is trying to broaden the scope of advertising to attract more potential residents to the site.  Although operations have demonstrated significant improvement, we will continue to monitor this Partnership until occupancy increases and stabilizes.

(Series 37). As of March 31, 2003 and 2002 the average Qualified Occupancy for the series was 100% and 88.7%, respectively.  The series had a total of 7 properties at March 31, 2003 all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2002 and 2001, the series, in total, generated $2,000,990 and $932,687, respectively in passive income tax losses that were passed through to investors and also provided $.91 and $.71, respectively, in tax credits per BAC to the investors.

As of March 31, 2003 and 2002, Investments in Operating Partnerships for Series 37 was $16,153,757 and $17,469,596, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2003 and 2002, the net loss of the series was $1,634,835 and $1,051,460, respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee and amortization of acquisition costs. It is anticipated that the net loss will increase in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships, they become fully leased-up, and stabilize operations.

Stearns Assisted Housing Associates, L.P. (Stearms Assisted Housing), is a 20-unit property in Millinocket, ME providing congregate housing to seniors. Stearns Assisted Housing is the rehabilitation of the George Stearns High School. The building contains another property, which is affiliated with the Investment General Partner called Stearns Congregate Housing.

The Fire Marshall of Millinocket delayed the issuance of the Certificates of Occupancy until June 2001. Stearns Congregate Housing Associates was projected to be 100% leased-up by August 2001. It achieved 100% qualified occupancy in December 2001. The property is in a remote location, which added to the difficulties of the lease-up efforts. Occupancy is no longer an issue for this property as it averaged 98% for 2002 and the first quarter of 2003.

The Investment Limited Partner visited the property in June 2002 and was pleased with the property’s physical attributes and very positive response from the tenants. The Investment Limited Partner also met with the Town Manager and discussed the economic challenges within the Town of Millinocket.

Coastal Affordable, a non-profit organization, became a co-general partner in June 2002.  The admission of the non-profit general partner allows the partnership to utilize a PILOT Program that will reduce real estate taxes from $40,000 to $20,000 annually. Although this will help reduce expenses, the property’s high operating expenses remain the biggest concern. Due to the inefficiency of the old building the property occupies, utility expenses are abnormally high. Through December 31, 2002 utility expense was $2,579.00 per unit. The Investment General Partner is currently working with management to investigate methods to reduce the property’s utility expense. Until the property can substantially reduce its operating expenses, it will continue to operate at a loss. The property was recently granted a rent increase of $93 per month on 9 of its 20 units, which will help offset a portion of the unusually high utility expenses. The Operating General Partner is obligated, as part of his development guarantee, to fund all deficits.

(Series 38). As of March 31, 2003 and 2002, the average Qualified Occupancy for the series was 100% and 92.7%, respectively.  The series had a total of 10 properties at March 31, 2003, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2002 and 2001, the series, in total, generated $1,712,857 and $145,959 in passive income tax losses that were passed through to investors.  The series also provided tax credits to the investors of $.42 for 2001 and between $.08 and $.13 for 2000, depending on the investors’ date of admission.

As of March 31, 2003 and 2002, Investments in Operating Partnerships for Series 38 was $16,658,700 and $17,632,089, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.  The balance was also affected by the acquisition of one additional Operating Partnership in the current fiscal year.

For the years ended March 31, 2003 and 2002, the net loss of the series was $1,170,974 and $1,405,509, respectively.  The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee and amortization of acquisition costs. It is anticipated that the net loss will fluctuate in future years until the Operating Partnerships become fully leased-up and stabilize operations.

Series 38 has invested in 2 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with and controlled by Riemer Calhoun (the

“Riemer Calhoun Group”).  The Operating Partnerships are Hammond Place Apartments Partnership and Willowbrook II Apartments Partnership.  The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 80 apartment units in total.  The low income housing tax credit available annually to Series 38 from the Calhoun Partnerships is approximately $386,388, which is approximately 16% of the total annual tax credit available to investors in Series 38.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner affiliate that the Riemer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 38 is not an investor.  The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor which built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Riemer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming.   Sentencing is scheduled for late July, 2003 and is likely to involve fines and incarceration.  (Certain other business associates of Riemer Calhoun earlier pleaded guilty to various related charges.)

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun Partnerships which will finally determine the amount of overstated tax credits.  At the Investment General Partner and its affiliate’s insistence, Riemer Calhoun has personally funded an escrow in the amount of $1,282,202 which will be available to compensate investors for any tax credits which are ultimately disallowed by the IRS.  It is hoped, but not certain, that the escrow fund will be sufficient to fully protect investors. (We are also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and investors to restate tax returns to reflect less credit and then pay additional taxes.)

With respect to each of the Calhoun Partnerships where Riemer Calhoun has been the Operating General Partner or in control of an entity which has been the Operating General Partner, the Investment General Partner and its affiliates are in the process of replacing them with another entity which is controlled by Murray Calhoun, the son of Riemer Calhoun.  Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships.  Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun. The Investment General

Partner and its affiliates have also undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom.  RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

(Series 39). As of March 31, 2003 and 2002 the average Qualified Occupancy for the series was 100% and 86.1%, respectively.  The series had a total of 9 properties at March 31, 2003, all of which were at 100% qualified occupancy.

For the tax year ended December 31, 2002 and 2001 the series, in total, generated $1,623,752 and $1,257,903, respectively, in passive income that were passed through to investors. The series also provided $.84 and $.22, respectively, in tax credits per BAC to the investors.

As of March 31, 2003 and 2002, Investments in Operating Partnerships for Series 39 was $14,730,373 and $16,095,151, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.  The balance was also affected by the acquisition of two additional Operating Partnerships in the current fiscal year.

For the years ended March 31, 2003 and 2002 the net loss of the series was $1,340,819 and $1,126,847, respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, amortization of acquisition costs and interest income.  It is anticipated that the net loss will fluctuate in future years until the Operating Partnerships become fully leased-up and stabilize operations.

Series 39 has invested in 2 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with and controlled by Riemer Calhoun (the “Riemer Calhoun Group”).  The Operating Partnerships are Tally-Ho II Partnership and Timber Trails I Partnership.  The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 58 apartment units in total.  The low income housing tax credit available annually to Series 39 from the Calhoun Partnerships is approximately $126,268, which is approximately 6% of the total annual tax credit available to investors in Series 39.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation for each of the Calhoun

Partnerships (as well as with respect to approximately 38 other operating partnerships in which Series 39 is not an investor).  The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships.  In effect, it appears that the contractor which built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Riemer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming.   Sentencing is scheduled for late July, 2003 and is likely to involve fines and incarceration.  (Certain other business associates of Riemer Calhoun earlier pleaded guilty to various related charges.)

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun Partnerships which will finally determine the amount of overstated tax credits.  At the Investment General Partner and its affiliate’s insistence, Riemer Calhoun has personally funded an escrow in the amount of $1,282,202 which will be available to compensate investors for any tax credits which are ultimately disallowed by the IRS.  It is hoped, but not certain, that the escrow fund will be sufficient to fully protect investors. (We are also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and investors to restate tax returns to reflect less credit and then pay additional taxes.)

With respect to each of the Calhoun Partnerships where Riemer Calhoun has been the Operating General Partner or in control of an entity which has been the Operating General Partner, the Investment General Partner and its affiliates are in the process of replacing them with another entity which is controlled by Murray Calhoun, the son of Riemer Calhoun.  Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships.  Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

The Investment General Partner and its affiliates have also undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom.  RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

(Series 40). As of March 31, 2003 and 2002 the average Qualified Occupancy for the series was 100% and 92.5%, respectively.  The series had a total of 16 properties at March 31, 2003 all of which were at 100%

For the tax years ended December 31, 2002 and 2001 the series, in total, generated $1,093,023 and $642,925, respectively in passive income tax losses that were passed through to investors.  The series also provided tax credits to the investors of $.79 for 2002 and between $.11 and $.18 for 2001, depending on the investors’ date of admission.

As of March 31, 2003 and 2002, Investments in Operating Partnerships for Series 40 was $18,256,397 and $18,540,930, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.  The amount was also effected by the acquisition of one additional Operating Partnership.

For the years ended March 31, 2003 and 2002 the net loss of the series was $1,121,025 and $597,386, respectively.  The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee and interest income.  It is anticipated that the net loss will fluctuate in future years until the Operating Partnerships become fully leased-up and stabilize operations.

Series 40 has invested in 3 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with and controlled by Riemer Calhoun (the “Riemer Calhoun Group”). The Operating Partnerships are Center Place Apartments II LP and Oakland Partnership.  The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana or Texas and consist of approximately 126 apartment units in total.  The low income housing tax credit available annually to Series 40 from the Calhoun Partnerships is approximately $255,292, which is approximately 10% of the total annual tax credit available to investors in Series 40.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications.  In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation for each of the Calhoun Partnerships (as well as with respect to approximately 37 other operating partnerships in which Series 40 is not an investor).  The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships.  In effect, it appears that the contractor which built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Riemer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming.   Sentencing is scheduled for late July, 2003 and is likely to involve fines and incarceration.  (Certain other business associates of Riemer Calhoun earlier pleaded guilty to various related charges.)

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun Partnerships which will finally determine the amount of overstated tax credits.  At the Investment General Partner and its affiliate’s insistence, Riemer Calhoun has personally funded an escrow in the amount of $1,282,202 which will be available to compensate investors for any tax credits which are ultimately disallowed by the IRS.  It is hoped, but not certain, that the escrow fund will be sufficient to fully protect investors. (We are also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and investors to restate tax returns to reflect less credit and then pay additional taxes.)

With respect to each of the Calhoun Partnerships where Riemer Calhoun has been the Operating General Partner or in control of an entity which has been the Operating General Partner, the Investment General Partner and its affiliates are in the process of replacing them with another entity which is controlled by Murray Calhoun, the son of Riemer Calhoun.  Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships.  Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

The Investment General Partner and its affiliates have also undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom.  RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

(Series 41) As of March 31, 2003 and 2002 the average Qualified Occupancy for the series was 97.8% and 100%, respectively.  The series had a total of 20 properties at March 31, 2003.  Out of the total, 18 were at 100% qualified occupancy and 1 was in initial lease-up.  The series also had 1 property that was still under construction at March 31, 2003.

For the tax year ended December 31, 2002 and 2001 the series, in total, generated $2,707,332 and $642,925, respectively in passive income that were passed through to investors.  The series also provided $.46 and less than $.004, respectively, in tax credits per BAC the investors.

As of March 31, 2003 and 2002, Investments in Operating Partnerships for Series 41 was $19,421,142 and $20,029,680, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.  The amount was also affected by the acquisition of 9 additional interests in Operating Partnerships.

For year ended March 31, 2003 and the period ended March 31, 2002 the net loss of the series was $1,848,385 and $283,923, respectively.  The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee and amortization of acquisition costs.  It is anticipated that the net loss will fluctuate in future years until the Operating Partnerships fully leased-up and stabilize operations.

Series 41 has invested in 2 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with and controlled by Riemer Calhoun (the “Riemer Calhoun Group”).  The Operating Partnerships are Bienville Partnership and Red Hill Apartments I Partnership.  The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 64 apartment units in total.  The low income housing tax credit available annually to Series 41 from the Calhoun Partnerships is approximately $128,767, which is approximately 5% of the total annual tax credit available to investors in Series 41.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation for each of the Calhoun Partnerships (as well as with respect to approximately 38 other operating partnerships in which Series 41 is not an investor).  The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships.  In effect, it appears that the contractor which built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Riemer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming.   Sentencing is scheduled for late July, 2003 and is likely to involve fines and incarceration.  (Certain other business associates of Riemer Calhoun earlier pleaded guilty to various related charges.)

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun Partnerships which will finally determine the amount of overstated tax credits.  At the Investment General Partner and its affiliate’s insistence, Riemer Calhoun has personally funded an escrow in the amount of $1,282,202 which will be available to compensate investors for any tax credits which are ultimately disallowed by the IRS.  It is hoped, but not certain, that the escrow fund will be sufficient to fully protect investors. (We are also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected

Partnerships and investors to restate tax returns to reflect less credit and then pay additional taxes.)

With respect to each of the Calhoun Partnerships where Riemer Calhoun has been the Operating General Partner or in control of an entity which has been the Operating General Partner, the Investment General Partner and its affiliates are in the process of replacing them with another entity which is controlled by Murray Calhoun, the son of Riemer Calhoun.  Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships.  Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

The Investment General Partner and its affiliates have also undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom.  RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

San Diego/Fox Hollow LP (Hollywood Palms Apts.) and its limited Partner, BCP/Fox Hollow LLC have filed a law suit against the former Operating General Partner and its affiliates for breaches of various agreements.  The former Operating General Partner and its affiliates have filed a counter law suit against the Operating Limited Partnership, its Limited Partner and affiliates. The law suits are in discovery stage.  The Investment General Partner believes the counter claim is without merit and intends to defend it position vigorously.

(Series 42). As of March 31, 2003 the average Qualified Occupancy for the series was 91.2%.  The series had a total of 17 properties at March 31, 2003. Out of the total 7, were at 100% qualified occupancy and 3 were in initial lease-up.  The series also had 7 properties that were still under construction at March 31, 2003.  Since all of the properties were under construction at March 31, 2002 there is no comparative information to report.

For the tax year ended December 31, 2002 the series, in total, generated $786,767 in passive income tax losses that were passed through to investors.  The series also provided tax credits to the investors.  Below is a summary of tax credits per BAC by month of admission.

March	$.20
April	$.18
May	$.16
June	$.14
July	$.12

Since the series did not commence operations until subsequent to December 31, 2001, it does not have comparative information to report.

As of March 31, 2003 and 2002, Investments in Operating Partnerships for Series 42 was $19,580,489 and $2,675,537, respectively. The increase is a result of the Fund acquiring 15 additional interests in Operating Partnerships. Investments in Operating Partnerships was also affected by the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the year ended March 31, 2003 and for the period ended March 31, 2002 the net loss of the series was $521,411 and $110,267, respectively. the Fund’s share of loss from Operating Partnerships, the fund management fee, interest income and organization expenses.  It is anticipated that the net loss will increase in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships and they become fully leased-up and stabilize operations.

Series 42 has invested in 2 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with and controlled by Riemer Calhoun (the “Riemer Calhoun Group”).  The Operating Partnerships are Natchez Place II Partnership and Wingfield Apartments Partnership II.  The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 74 apartment units in total.  The low income housing tax credit available annually to Series 42 from the Calhoun Partnerships is approximately $286,417, which is approximately 13% of the total annual tax credit available to investors in Series 42.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation for each of the Calhoun Partnerships (as well as with respect to approximately 38 other operating partnerships in which Series 42 is not an investor).  The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships.  In effect, it appears that the contractor which built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Riemer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming.   Sentencing is scheduled for late July, 2003 and is likely to involve fines and incarceration.  (Certain other business associates of Riemer Calhoun earlier pleaded guilty to various related charges.)

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun Partnerships which will finally determine the amount of overstated tax credits.  At the Investment General Partner and its affiliate’s insistence, Riemer Calhoun has personally funded an escrow in the amount of $1,282,202 which will be available to compensate investors for any tax credits which are ultimately disallowed by the IRS.  It is hoped, but not certain, that the escrow fund will be sufficient to fully protect investors. (We are also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and investors to restate tax returns to reflect less credit and then pay additional taxes.)

With respect to each of the Calhoun Partnerships where Riemer Calhoun has been the Operating General Partner or in control of an entity which has been the Operating General Partner, the Investment General Partner and its affiliates are in the process of replacing them with another entity which is controlled by Murray Calhoun, the son of Riemer Calhoun.  Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships.  Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

The Investment General Partner and its affiliates have also undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom.  RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

San Diego/Fox Hollow LP (Hollywood Palms Apts.) and its limited Partner, BCP/Fox Hollow LLC have filed a law suit against the former Operating General Partner and its affiliates for breaches of various agreements.  The former Operating General Partner and its affiliates have filed a counter law suit against the Operating Limited Partnership, its Limited Partner and affiliates. The law suits are in discovery stage.  The Investment General Partner believes the counter claim is without merit and intends to defend it position vigorously.

(Series 43) As of March 31, 2003 the average Qualified Occupancy for the series was 85.3%. The series had a total of 16 properties as of March 31, 2003.  Out of the total, 4 were at 100% qualified occupancy and 3 were in initial lease-up.  The series also had 8 properties under construction and 1 property with multiple buildings, some of which were under construction and some of which were in lease-up at March 31, 2003.

For the tax year ended December 31, 2002 the series, in total, generated $63,946 in passive income tax losses that were passed through to investors.  The series also provided tax credits to the investors.  Below is a summary of tax credits per BAC by month of admission.

September	$.07
October	$.05
November	$.03
December	$.02

As of March 31, 2003, Investments in Operating Partnerships for Series 43 was $18,349,599.  The amount is a result of the Fund acquiring 16 interests in Operating Partnerships.  Investments in Operating Partnerships, was also affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the period ended March 31, 2003 the net loss of the series was $490,370.  The major components of this amount are the Fund’s share of loss from Operating Partnerships and organization expenses.

Since Series 43 did not commence operations until after March 31, 2002, it does not have any comparative information to report.

San Diego/Fox Hollow LP (Hollywood Palms Apts.) and its limited Partner, BCP/Fox Hollow LLC have filed a law suit against the former Operating General Partner and its affiliates for breaches of various agreements.  The former Operating General Partner and its affiliates have filed a counter law suit against the Operating Limited Partnership, its Limited Partner and affiliates. The law suits are in discovery stage.  The Investment General Partner believes the counter claim is without merit and intends to defend it position vigorously.

(Series 44). As of March 31, 2003 the average Qualified Occupancy for the series was 34%. The series had a total of 4 properties as of March 31, 2003. Out of the total, 3 were under construction and 1 was in initial lease-up.

The series had not admitted any investors as of December 31, 2002, therefore, it had no passive income tax losses or tax credits to pass through to the investors for the tax years ended December 31, 2002 or 2001.

As of March 31, 2003, Investments in Operating Partnerships for Series 44 was $4,651,676.  The amount is a result of the Fund acquiring 4 interests in Operating Partnerships.  In the future, Investments in Operating Partnerships, will also be affected by the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the period ended March 31, 2003 the net loss of the series was $115,020.  The major component of this amount is organization expenses.  It is anticipated that the net loss will increase in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships and they become fully leased-up and stabilize operations.

Since Series 44 did not commence operations until after March 31, 2002, it does not have any comparative information to report.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Partnership to make certain estimates and assumptions.  A summary of significant accounting policies is provided in Note A to the financial statements.  The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Partnership’s financial condition and results of operations.  The Partnership believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

The Partnership accounts for its investment in local partnerships in accordance with the equity method of accounting since the Partnership does not control the operations of an Operating Partnership.

If the book value of Partnership’s investment in a Operating Partnership exceeds the estimated value derived by management, the Partnership reduces its investment in any such Operating Partnership and includes such reduction in equity in loss of investment in operating partnerships.

Recent Accounting Statements Not Yet Adopted

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS No. 144 provides accounting guidance for financial accounting and reporting of impairment or disposal of long-lived assets.  SFAS No.144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assts and for Long-Lived Assets to be Disposed Of”.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Implementation of SFAS No. 144 has not had a material effect on the financial position or results of the operation of the partnership.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, an interpretation of ARB No. 51, “Consolidated Financial Statements”, which provides new accounting guidance on when to consolidate a variable interest, as defined in FIN 46, in another entity.  FIN 46 applies to variable interests in variable interest entities acquired after January 31, 2003.  FIN 46 should be implemented no later than December 31, 2004. The general partner is in the process of analyzing FIN 46 to determine the impact, if any, on the Partnership’s financial statements.  Management has not yet made any determination of the potential impact FIN 46 might have on the Partnership’s current accounting for its investments in operating partnerships or whether any of those investments might be required to be consolidated.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Not Applicable

Item 8.	Financial Statements and Supplementary Data

The information required by this item is contained in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

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

John P. Manning, age 55, is co-founder, and since 1974 has been the President and Chief Executive Officer of Boston Capital Corporation, where he is primarily responsible for strategic planning and business development. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the industry.  He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program.  He was the founding President of the Affordable Housing Tax Credit Coalition, is a former member of the board of the National Leased Housing Association, and currently sits on the Executive Committees of the National Housing Conference and the National Multi Housing Council.  During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts.  In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit Program.  In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts.  In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, which is the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce.  Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He also serves as a member of the Advisory Board of the Woodrow Wilson Institute for International Scholars in Washington D.C.   Mr. Manning is a graduate of Boston College.

Mr. Manning is the principal shareholder of C&M Management, Inc., a Massachusetts corporation which is the ultimate general partner of Boston Capital. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

Richard J. DeAgazio, age 57, has been the Executive Vice President of Boston Capital Corporation, and is President of Boston Capital Services, Inc., Boston Capital’s NASD registered broker/dealer since 1981.  Mr. DeAgazio formerly served on the national Board of Governors of the National Association of Securities Dealers (NASD). He recently served as a member of the National Adjudicatory Council of the NASD. He was the Vice Chairman of the NASD’s District 11 Committee, and served as Chairman of the NASD’s Statutory 80 Disqualification Subcommittee of the National Business Conduct Committee. He also served on the NASD State Liaison Committee and the Direct Participation Program Committee.

He is a founder and past President of the National Real Estate Investment Association, past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter) and the Real Estate Investment Association. Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the Boston Stock Exchange since 1967.  He is on the Board of

Directors of FurnitureFind.com and Cognistar Corporation. He is a leader in the community and serves on Board of Trustees for Bunker Hill Community College, the Business Leaders Council of the Boston Symphony, Board of Trustees of Junior Achievement of Northern New England, the Board of Advisors for the Ron Burton Training Village and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University.

Jeffrey H. Goldstein, age 41, is Chief Operating Officer and Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 57, has been the Executive Vice President and Director of Institutional Investing for Boston Capital Corporation since 1994. Kevin Costello directs Boston Capital Corporation’s institutional investment business. He has overseen this segment of Boston Capital Corporation’s investment business which encompasses investment activities for corporate institutional funding, private proprietary funds and state CRA funds, since its inception in 1992. Mr. Costello has over 20 years experience in the real estate syndication and investment services industry, including previous roles at Boston Capital Corporation leading the acquisition team and managing the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital in 1987, he held senior management positions with Reynolds Securities, Bache & Company and First Winthrop where he focused on real estate syndication. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 39, was promoted to Chief Financial Officer in 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting of Boston Capital Corporation and has been with Boston Capital Corporation since 1990.  He oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital, its affiliated entities and all Boston Capital Corporation sponsored partnerships. Additionally, he is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and management of all working capital reserves. Prior to joining Boston Capital in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

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
(a), (b), (c), (d) and (e)

The Fund has no officers or directors.  However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the General Partner and its affiliates for the following fees during the 2002 fiscal year:

1.   An annual fund management fee based on .5 percent of the aggregate cost of all Apartment Complexes acquired by the Operating Partnerships, less the amount of reporting fees received, has been accrued or paid to Boston Capital Asset Management Limited Partnership. The annual fund management fees charged to operations for the year ended March 31, 2003 was $5,283,658.

2.  The Fund has reimbursed an affiliate of the General Partner a total of $619,497 for amounts charged to operations during the year ended March 31, 2003.  The reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

3.  The Fund has reimbursed affiliates of the General Partner a total of $278,384 for amounts charged to syndication during the year ended March 31, 2003.  The reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

4.  The General Partner has the right to charge acquisition fees and expenses in connection with the purchase of Operating Partnership interests.  During the 2003 fiscal year, the Fund accrued or paid $6,488,282 of acquisition fees and expenses to the General Partner or its affiliates.

5.  Dealer Manager fees of $1,139,235 were accrued or paid to Boston Capital Services, Inc. during the 2003 fiscal year in respect to the sale of units.

Item 12.		Security Ownership of Certain Beneficial Owners and Management

	(a)	Security ownership of certain beneficial owners.

As of March 31, 2003, 75,662,578 BACs had been issued. No person is known to own beneficially in excess of 5% of the outstanding BACs in any of the series.

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

The Fund has no officers or directors.  However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partner and its Affiliates during the organization and operation of the Fund. Additionally, the General Partner will receive distributions from the partnership if there is cash available for distribution or residual proceeds as defined in the Fund Agreement.  The amounts and kinds of compensation and fees are described on page 43 of the Prospectus, as supplemented, under the caption “Compensation and Fees”, which is incorporated herein by reference.  See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partner and its affiliates for the period April 1, 1995 through March 31, 2003.

	(b)	Certain business relationships.

The Fund response to Item 13(a) is incorporated herein by reference.

	(c)	Indebtedness of management.

None.

	(d)	Transactions with promoters.
Not applicable.

Item 14.		Controls & Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, the Partnership’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Partnership’s “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c). Based on that evaluation, the Partnership’s Chief Executive Officer and Principal Financial Officer have concluded that as of the date of the evaluation, the Partnership’s disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership’s periodic SEC filings.

(b)	Changes in Internal Controls

There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect the Partnership’s internal controls subsequent to the date of that evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a) 1 & 2	Financial Statements and Financial Statement Schedules; Filed herein as Exhibits 13 and 99.4

Boston Capital Tax Credit IV L.P.; filed herein as exhibit 13

Independent Auditors’ Report

Balance Sheets, March 31, 2003 and 2002

Statements of Operations for the years or periods ended March 31, 2003, 2002 and 2001

Statements of Changes in Partners’ Capital for the years or periods ended March 31, 2003, 2002 and 2001

Statements of Cash Flows for the years or periods ended March 31, 2003, 2002, and 2001

Notes to Financial Statements, March 31, 2003, 2002 and 2001

Schedule III - Real Estate and Accumulated Depreciation Notes to Schedule III

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

(b) 1	Reports on Form 8-K

Report on Form 8-K dated September 2002 concerning the Partnership’s investment in Breezewood II Limited Partnership filed with the commission on October 30, 2002; incorporated by reference.

Report on Form 8-K dated September 2002 concerning the Partnership’s investment in Wingfield Apartments II filed with the commission on November 12, 2002; incorporated by reference.

Report on Form 8-K dated September 2002 concerning the Partnership’s investment in Natchez Place Apartments filed with the commission on November 13, 2002; incorporated by reference..

(c) 1	Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

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

Exhibit No. 13 - Financial Statements.

a.	Audited Financial Statement of Boston Capital Tax Credit Fund IV L.P.; Filed herein.

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

h.	Agreement of Limited Partnership of M.R.H., L.P. (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on February 14, 1997).

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

k.

Agreement of Limited Partnership of Hurricane Hills, L.P. (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 25, 1997).

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

n.	Agreement of Limited Partnership of Autumn Ridge L.P. (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

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

t.	Agreement of Limited Partnership of Ethel Housing, L.P. (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

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

bu.

Agreement of Limited Partnership of Breezewood II, L.P. (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on October 30, 2002.)

bv.

Agreement of Limited Partnership of Wingfield Apartments II L.P. (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on November 12, 2002.)

bw.

Agreement of Limited Partnership of Natchez Place Apartments L.P. (incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on November 13, 2002.)

Exhibit No. 99 - Additional exhibits
1.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

2.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

3.	Independent Auditor’s Reports for Operating Partnerships, filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund IV L.P.

By:	Boston Capital Associates IV L.P. General Partner

By:	BCA Associates Limited Partnership General Partner

By:	C&M Management, Inc. General Partner

Date: July 15, 2003	By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

July 15, 2003	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

I, John P. Manning, certify that:

1.  I have reviewed this annual report on Form 10-K of Boston Capital Tax Credit Fund IV L.P. (the “Fund”);

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.  The Fund’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the Fund, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)  evaluated the effectiveness of the Fund’s disclosure controls and procedures as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this annual report; and

(c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The Fund’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Fund’s auditors and the audit committee of the Fund’s board of directors (or persons performing the equivalent function):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Fund’s ability to record, process, summarize and report financial data and have identified for the Fund’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Fund’s internal controls; and

6.  The Fund’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 15, 2003	/s/ John P. Manning
John P. Manning
Director, President
(Principal Executive
Officer), C&M
Management Inc.;

I, Marc Teal, certify that:

1.          I have reviewed this annual report on Form 10-K of Boston Capital Tax Credit Fund IV L.P. (the “Fund”);

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.  The Fund’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(d)  designed such disclosure controls and procedures to ensure that material information relating to the Fund, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(e)  evaluated the effectiveness of the Fund’s disclosure controls and procedures as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this annual report; and

(f)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The Fund’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Fund’s auditors and the audit committee of the Fund’s board of directors (or persons performing the equivalent function):

(c)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Fund’s ability to record, process, summarize and report financial data and have identified for the Fund’s auditors any material weaknesses in internal controls; and

(d)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Fund’s internal controls; and

6.  The Fund’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 15, 2003	/s/ Marc N. Teal
Marc N. Teal, Chief Financial Officer