Form 10-Q
period 2003-06-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2003-08-20
CIK 913778

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2003

                                             or

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2003

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	3-28
Statements of Operations	29-54
Statements of Changes in Partners' Capital	55-68
Statements of Cash Flows	68-120
Notes to Financial Statements	121-151

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	152-191

Item 3. Quantitative and Qualitative Disclosure About Market Risk	192

Item 4. Evaluation of Disclosure and Procedures	192

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	193

Signatures	194

Certification	195-196

Boston Capital Tax Credit Fund IV L.P.

BALANCE SHEETS

	June 30, 2003 (Unaudited)	March 31, 2003 (Audited)

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$429,471,999	$424,883,445

OTHER ASSETS

Cash and cash equivalents	22,762,981	25,882,162
Investments	12,006,030	6,018,380
Notes receivable	15,572,985	14,733,948
Acquisition costs	31,569,441	30,817,914
Other assets	12,164,882	13,158,071
	$523,548,318	$515,493,920

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 284,450	$ 1,090,107
Accounts payable affiliates	16,783,936	15,528,445
Capital contributions payable	37,287,489	34,899,189
Line of credit	-	-
	54,355,875	51,517,741

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 73,953,742 issued and outstanding, as of June 30, 2003	471,013,360	465,720,104
General Partner	(1,867,523)	(1,790,531)
Unrealized gain (loss) on securities
available for sale, net	46,606	46,606
	469,192,443	463,976,179
	$523,548,318	$515,493,920

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 20

	June 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 11,621,146	$ 12,675,770

OTHER ASSETS
Cash and cash equivalents	249,776	244,384
Investments	-	-
Notes receivable	-	-
Acquisition costs	83,053	83,947
Other assets	2,120,184	1,199,682
	$ 14,074,159	$ 14,203,783

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ 9,902
Accounts payable affiliates	3,283,942	3,190,282
Capital contributions payable	388,026	388,026
Line of credit	-	-
	3,671,968	3,588,210

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,866,700 issued and outstanding, as of June 30, 2003	10,628,734	10,839,982
General Partner	(226,543)	(224,409)
Unrealized gain (loss) on securities
available for sale, net	-	-
	10,402,191	10,615,573
	$ 14,074,159	$ 14,203,783

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 21

	June 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 2,212,550	$ 2,393,876

OTHER ASSETS
Cash and cash equivalents	202,045	211,070
Investments	-	-
Notes receivable	457,639	457,639
Acquisition costs	45,427	45,916
Other assets	451,826	451,825
	$ 3,369,487	$ 3,560,326

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	683,490	627,029
Capital contributions payable	457,642	457,642
Line of credit	-	-
	1,141,132	1,084,671

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 1,892,700 issued and outstanding, as of June 30, 2003	2,368,024	2,612,851
General Partner	(139,669)	(137,196)
Unrealized gain (loss) on securities
available for sale, net	-	-
	2,228,355	2,475,655
	$ 3,369,487	$ 3,560,326

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 22

	June 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 9,266,251	$ 9,514,695

OTHER ASSETS
Cash and cash equivalents	351,209	354,902
Investments	-	-
Notes receivable	450,981	450,981
Acquisition costs	142,750	144,285
Other assets	167,344	167,919
	$10,378,535	$10,632,782

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,698,570	1,634,923
Capital contributions payable	479,496	480,996
Line of credit	-	-
	2,178,066	2,115,919

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,564,400 issued and outstanding, as of June 30, 2003	8,337,546	8,650,776
General Partner	(137,077)	(133,913)
Unrealized gain (loss) on securities
available for sale, net	-	-
	8,200,469	8,516,863
	$10,378,535	$10,632,782

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 23

	June 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$16,089,454	$16,373,993

OTHER ASSETS
Cash and cash equivalents	161,235	167,196
Investments	-	-
Notes receivable	-	-
Acquisition costs	212,290	214,573
Other assets	269,371	269,370
	$16,732,350	$17,025,132

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,134,277	1,074,211
Capital contributions payable	117,797	117,796
Line of credit	-	-
	1,252,074	1,192,007

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,336,727 issued and outstanding, June 30, 2003	15,610,319	15,959,640
General Partner	(130,043)	(126,515)
Unrealized gain (loss) on securities
available for sale, net	-	-
	15,480,276	15,833,125
	$16,732,350	$17,025,132

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 24

	June 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 8,453,079	$ 9,168,660

0THER ASSETS
Cash and cash equivalents	245,999	233,010
Investments	-	-
Notes receivable	155,478	155,478
Acquisition costs	237,256	239,807
Other assets	885,594	318,194
	$9,977,406	$10,115,149

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 35,516	$ 39,878
Accounts payable affiliates	1,210,098	1,154,667
Capital contributions payable	368,239	368,239
Line of credit	-	-
	1,613,853	1,562,784

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,169,878 issued and outstanding, as of June 30, 2003	8,465,216	8,652,140
0eneral Partner	(101,663)	(99,775)
Unrealized gain (loss) on securities
available for sale, net	-	-
	8,363,553	8,552,365
	$ 9,977,406	$10,115,149

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 25

	June 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$15,018,928	$15,315,756

OTHER ASSETS
Cash and cash equivalents	506,248	489,697
Investments	-	-
Notes receivable	-	-
Acquisition costs	238,272	240,834
Other assets	746,785	747,614
	$16,510,233	$16,793,901

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 25,134	$ 30,878
Accounts payable affiliates	931,550	863,380
Capital contributions payable	943,704	943,704
Line of credit	-	-
	1,900,388	1,837,962

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,026,109 issued and outstanding, as of June 30, 2003	14,721,191	15,063,824
General Partner	(111,346)	(107,885)
Unrealized gain (loss) on securities
available for sale, net	-	-
	14,609,845	14,955,939
	$16,510,233	$16,793,901

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 26

	June 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$23,273,710	$23,716,013

OTHER ASSETS
Cash and cash equivalents	424,532	516,145
Investments	-	-
Notes receivable	135,822	135,822
Acquisition costs	418,370	422,596
Other assets	1,594,656	1,594,656
	$25,847,090	$26,385,232

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 9,738	$ 100,683
Accounts payable affiliates	1,763,564	1,654,168
Capital contributions payable	1,475,380	1,475,380
Line of credit	-	-
	3,248,682	3,230,231

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,995,900 issued and outstanding, as of June 30, 2003	22,712,677	23,263,704
General Partner	(114,269)	(108,703)
Unrealized gain (loss) on securities
available for sale, net	-	-
	22,598,408	23,155,001
	$25,847,090	$26,385,232

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 27

	June 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$14,450,300	$14,645,587

OTHER ASSETS
Cash and cash equivalents	343,282	339,714
Investments	-	-
Notes receivable	-	-
Acquisition costs	347,511	351,248
Other assets	172,425	172,425
	$15,313,518	$15,508,974

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,318,910	1,240,107
Capital contributions payable	39,749	39,749
Line of credit	-	-
	1,358,659	1,279,856

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,460,700 issued and outstanding, as of June 30, 2003	14,021,758	14,293,274
General Partner	(66,899)	(64,156)
Unrealized gain (loss) on securities
available for sale, net	-	-
	13,954,859	14,229,118
	$15,313,518	$15,508,974

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 28

	June 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$24,854,215	$25,184,476

OTHER ASSETS
Cash and cash equivalents	253,122	304,688
Investments	469,240	150,337
Notes receivable	638,346	638,346
Acquisition costs	76,737	77,562
Other assets	6,484	353,370
	$26,298,144	$26,708,779

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	-	-
Capital contributions payable	116,702	148,783
Line of credit	-	-
	116,702	148,783

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,000,738 issued and outstanding, as of June 30, 2003	26,263,108	26,637,876
General Partner	(81,937)	(78,151)
Unrealized gain (loss) on securities
available for sale, net	271	271
	26,181,442	26,559,996
	$26,298,144	$26,708,779

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 29

	June 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$22,086,969	$22,450,900

OTHER ASSETS
Cash and cash equivalents	287,411	468,746
Investments	187,212	49,929
Notes receivable	20,935	20,935
Acquisition costs	76,938	77,761
Other assets	2,128	150,723
	$22,661,593	$23,218,994

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	507,296	422,795
Capital contributions payable	102,762	304,770
Line of credit	-	-
	610,058	727,565

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,991,800 issued and outstanding, as of June 30, 2003	22,169,762	22,605,257
General Partner	(118,130)	(113,731)
Unrealized gain (loss) on securities
available for sale, net	(97)	(97)
	22,051,535	22,491,429
	$22,661,593	$23,218,994

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 30

	June 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$16,310,970	$16,661,934

OTHER ASSETS
Cash and cash equivalents	86,009	121,470
Investments	-	-
Notes receivable	301,842	301,842
Acquisition costs	493,753	499,058
Other assets	1,771	1,773
	$17,194,345	$17,586,077

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	18,717	309
Capital contributions payable	128,167	134,311
Line of credit	-	-
	146,884	134,620

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,651,000 issued and outstanding, as of June 30, 2003	17,104,043	17,503,999
General Partner	(56,582)	(52,542)
Unrealized gain (loss) on securities
available for sale, net	-	-
	17,047,461	17,451,457
	$17,194,345	$17,586,077

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 31

	June 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$25,115,001	$25,656,110

OTHER ASSETS
Cash and cash equivalents	117,435	294,050
Investments	-	-
Notes receivable	655,675	655,675
Acquisition costs	-	-
Other assets	548,380	483,572
	$26,436,491	$27,089,407

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	-	-
Capital contributions payable	695,771	705,771
Line of credit	-	-
	695,771	705,771

PARTNERS CAPITAL
Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,417,857 issued and outstanding, as of June 30, 2003	25,862,572	26,499,059
General Partner	(121,852)	(115,423)
Unrealized gain (loss) on securities
available for sale, net	-	-
	25,740,720	26,383,636
	$26,436,491	$27,089,407

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 32

	June 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$30,729,684	$31,094,955

OTHER ASSETS
Cash and cash equivalents	312,998	303,823
Investments	-	-
Notes receivable	573,581	573,581
Acquisition costs	706,863	714,463
Other assets	448,301	448,301
	$32,771,427	$33,135,123

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	429,188	345,962
Capital contributions payable	929,074	936,164
Line of credit	-	-
	1,358,262	1,282,126

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 4,754,198 issued and outstanding, as of June 30, 2003	31,505,394	31,940,828
General Partner	(92,229)	(87,831)
Unrealized gain (loss) on securities
available for sale, net	-	-
	31,413,165	31,852,997
	$32,771,427	$33,135,123

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 33

	June 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$17,586,542	$17,734,775

OTHER ASSETS
Cash and cash equivalents	194,881	179,335
Investments	-	-
Notes receivable	91,051	111,787
Acquisition costs	634,248	641,071
Other assets	133,131	133,131
	$18,639,853	$18,800,099

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	336,893	293,402
Capital contributions payable	202,285	202,285
Line of credit	-	-
	539,178	495,687

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,636,533 issued and outstanding, as of June 30, 2003	18,145,448	18,347,148
General Partner	(44,773)	(42,736)
Unrealized gain (loss) on securities
available for sale, net	-	-
	18,100,675	18,304,412
	$18,639,853	$18,800,099

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 34

	June 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$21,712,675	$22,240,109

OTHER ASSETS
Cash and cash equivalents	278,384	286,228
Investments	-	-
Notes receivable	3,547	3,547
Acquisition costs	1,007,990	1,018,828
Other assets	-	-
	$23,002,596	$23,548,712

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	670,295	596,996
Capital contributions payable	85,968	95,968
Line of credit	-	-
	756,263	692,964

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,529,319 issued and outstanding, as of June 30, 2003	22,324,260	22,927,581
General Partner	(77,927)	(71,833)
Unrealized gain (loss) on securities
available for sale, net	-	-
	22,246,333	22,855,748
	$23,002,596	$23,548,712

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 35

	June 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$19,616,701	$19,767,681

OTHER ASSETS
Cash and cash equivalents	582,856	581,040
Investments	-	-
Notes receivable	322,784	322,784
Acquisition costs	2,856,533	2,887,248
Other assets	203,172	203,170
	$23,582,046	$23,761,923

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	129,212	72,122
Capital contributions payable	603,740	603,740
Line of credit	-	-
	732,952	675,862

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,300,463 issued and outstanding, as of June 30, 2003	22,902,628	23,137,225
General Partner	(53,534)	(51,164)
Unrealized gain (loss) on securities
available for sale, net	-	-
	22,849,094	23,086,061
	$23,582,046	$23,761,923

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 36

	June 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$12,356,650	$12,486,013

OTHER ASSETS
Cash and cash equivalents	78,538	96,390
Investments	-	-
Notes receivable	322,784	322,784
Acquisition costs	1,961,377	1,982,467
Other assets	338,833	338,833
	$15,058,182	$15,226,487

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	498,516	457,898
Capital contributions payable	657,998	680,429
Line of credit	-	-
	1,156,514	1,138,327

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,106,837 issued and outstanding, as of June 30, 2003	13,941,315	14,125,942
General Partner	(39,647)	(37,782)
Unrealized gain (loss) on securities
available for sale, net	-	-
	13,901,668	14,088,160
	$15,058,182	$15,226,487

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 37

	June 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$16,027,265	$16,153,757

OTHER ASSETS
Cash and cash equivalents	243,406	305,836
Investments	-	-
Notes receivable	1,767,322	1,810,486
Acquisition costs	2,182,355	2,204,852
Other assets	219,635	219,635
	$20,439,983	$20,694,566

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	302,871	258,632
Capital contributions payable	1,842,907	1,944,309
Line of credit	-	-
	2,145,778	2,202,941

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,512,500 issued and outstanding, as of June 30, 2003	18,326,826	18,522,272
General Partner	(32,621)	(30,647)
Unrealized gain (loss) on securities
available for sale, net	-	-
	18,294,205	18,491,625
	$20,439,983	$20,694,566

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 38

	June 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$16,531,628	$16,658,700

OTHER ASSETS
Cash and cash equivalents	152,828	155,345
Investments	-	-
Notes receivable	-	-
Acquisition costs	2,469,453	2,493,427
Other assets	85,396	85,396
	$19,239,305	$19,392,868

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	274,530	233,429
Capital contributions payable	117,735	135,173
Line of credit	-	-
	392,265	368,602

PARTNERS CAPITAL
Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,543,100 issues and outstanding, June 30, 2003	18,876,854	19,052,308
General Partner	(29,814)	(28,042)
Unrealized gain (loss) on securities
available for sale, net	-	-
	18,847,040	19,024,266
	$19,239,305	$19,392,868

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 39

	June 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$14,516,894	$14,730,373

OTHER ASSETS
Cash and cash equivalents	39,980	49,200
Investments	-	-
Notes receivable	-	-
Acquisition costs	2,282,341	2,304,288
Other assets	299,374	299,374
	$17,138,589	$17,383,235

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	221,845	187,645
Capital contributions payable	153,767	161,805
Line of credit	-	-
	375,612	349,450

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,292,152 issued and outstanding, as of June 30, 2003	16,791,789	17,059,889
General Partner	(28,812)	(26,104)
Unrealized gain (loss) on securities
available for sale, net	-	-
	16,762,977	17,033,785
	$17,138,589	$17,383,235

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 40

	June 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$18,030,604	$18,256,397

OTHER ASSETS
Cash and cash equivalents	87,556	97,331
Investments	-	-
Notes receivable	312,318	312,318
Acquisition costs	2,768,951	2,789,041
Other assets	325,658	312,625
	$21,525,087	$21,767,712

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 37,533	$ 37,533
Accounts payable affiliates	463,481	414,409
Capital contributions payable	623,552	651,411
Line of credit	-	-
	1,124,566	1,103,353

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,630,256 issued and outstanding, as of June 30, 2003	20,421,458	20,682,658
General Partner	(20,937)	(18,299)
Unrealized gain (loss) on securities
available for sale, net	-	-
	20,400,521	20,664,359
	$21,525,087	$21,767,712

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 41

	June 30, 2003 (Unaudited)	March 31, 2003 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$19,793,000	$19,421,142

OTHER ASSETS
Cash and cash equivalents	639,129	930,843
Investments	483,293	496,399
Notes receivable	372,883	372,883
Acquisition costs	3,018,383	3,047,101
Other assets	428,665	1,320,885
	$24,735,353	$25,589,253

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 2,110	$ 2,800
Accounts payable affiliates	447,384	378,757
Capital contributions payable	1,860,017	2,284,064
Line of credit	-	-
	2,309,511	2,665,621

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,891,626 issued and outstanding, as of June 30, 2003	22,452,176	22,944,988
General Partner	(26,301)	(21,323)
Unrealized gain (loss) on securities
available for sale, net	(33)	(33)
	22,425,842	22,923,632
	$24,735,353	$25,589,253

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 42

	June 30, 2003 (Unaudited)	March 31, 2003 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$19,941,955	$19,580,498

OTHER ASSETS
Cash and cash equivalents	411,252	1,528,577
Investments	2,619,319	3,524,918
Notes receivable	3,361,150	3,361,150
Acquisition costs	3,046,363	3,044,611
Other assets	706,115	1,039,347
	$30,086,154	$32,079,101

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 1,068	$ 1,038
Accounts payable affiliates	301,310	264,878
Capital contributions payable	6,946,554	8,777,237
Line of credit	-	-
	7,248,932	9,043,153

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 2,744,262 issued and outstanding, as of June 30, 2003	22,800,927	22,997,666
General Partner	(8,304)	(6,317)
Unrealized gain (loss) on securities
available for sale, net	44,599	44,599
	22,837,222	23,035,948
	$30,086,154	$32,079,101

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 43*

	June 30, 2003 (Unaudited)	March 31, 2003 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$21,870,466	$ 18,349,599

OTHER ASSETS
Cash and cash equivalents	5,651,393	11,183,205
Investments	5,114,165	1,796,797
Notes receivable	3,361,995	3,361,995
Acquisition costs	3,743,931	3,706,564
Other assets	1,081,356	2,762,634
	$40,823,306	$41,160,794

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 111,966	$ 111,966
Accounts payable affiliates	133,604	97,417
Capital contributions payable	9,505,967	9,830,712
Line of credit	-	-
	9,751,537	10,040,095

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,637,978 issued and outstanding, as of June 30, 2003	31,075,296	31,123,737
General Partner	(5,393)	(4,904)
Unrealized gain (loss) on securities
available for sale, net	1,866	1,866
	31,071,769	31,120,699
	$40,823,306	$41,160,794

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
BALANCE SHEETS

Series 44

	June 30, 2003 (Unaudited)	March 31 2003 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$12,005,362	$ 4,651,676

OTHER ASSETS
Cash and cash equivalents	10,861,477	6,439,937
Investments	3,132,801	-
Notes receivable	2,266,852	1,363,915
Acquisition costs	2,518,296	1,586,366
Other assets	928,298	83,617
	$31,713,086	$14,125,511

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 61,385	$ 755,429
Accounts payable affiliates	24,393	65,027
Capital contributions payable	8,444,490	3,030,725
Line of credit	-	-
	8,530,268	3,851,181

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 87,500,000 authorized BACs; 3,637,978 issued and outstanding, as of June 30, 2003	23,184,039	10,275,480
General Partner	(1,221)	(1,150)
Unrealized gain (loss) on securities
available for sale, net	-	-
	23,182,818	10,274,330
	$31,713,086	$14,125,511

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

	2003	2002

Income
Interest income	$ 104,622	$ 240,736
Other income	-	18,738
	104,622	259,474

Share of loss from Operating Partnerships (Note D)	(6,002,081)	(5,771,092)

Expenses
Professional fees	161,725	132,158
Fund management fee (Note C)	1,306,363	1,240,607
Organization costs	-	20,000
Amortization	242,361	177,400
General and administrative expenses	91,399	142,616
	1,801,848	1,712,781

NET INCOME (LOSS)	$(7,699,307)	$(7,224,399)

Net income (loss) allocated to limited partners	$(7,622,315)	$(7,152,153)

Net income (loss) allocated to general partner	$ (76,992)	$ (72,246)

Net income (loss) per BAC	$ (2.48)	$ (2.26)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 20

	2003	2002

Income
Interest income	$ 358	$ 465
Other income	-	2,336
	358	2,801

Share of loss from Operating Partnerships(Note D)	(134,121)	(460,300)

Expenses
Professional fees	8,133	6,126
Fund management fee (Note C)	68,618	89,186
Organization costs	-	-
Amortization	893	893
General and administrative expenses	1,975	4,060
	79,619	100,265

NET INCOME (LOSS)	$ (213,382)	$ (557,764)

Net income (loss) allocated to limited partners	$ (211,248)	$ (552,186)

Net income (loss) allocated to general partner	$ (2,134)	$ (5,578)

Net income (loss) per BAC	$ (.05)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 21

	2003	2002

Income
Interest income	$ 329	$ 31,895
Other income	-	-
	329	31,895

Share of loss from Operating Partnerships(Note D)	(181,326)	(128,336)

Expenses
Professional fees	7,529	5,310
Fund management fee (Note C)	56,460	25,460
Organization costs	-	-
Amortization	488	488
General and administrative expenses	1,826	2,962
	66,303	34,220

NET INCOME (LOSS)	$ (247,300)	$ (130,661)

Net income (loss) allocated to limited partners	$ (244,827)	$ (129,354)

Net income (loss) allocated to general partner	$ (2,473)	$ (1,307)

Net income (loss) per BAC	$ (.13)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 22

	2003	2002

Income
Interest income	$ 558	$ 3,326
Other income	-	-
	558	3,326

Share of loss from Operating Partnerships(Note D)	(248,442)	(261,196)

Expenses
Professional fees	5,013	7,037
Fund management fee (Note C)	60,432	60,774
Organization costs	0	-
Amortization	1,535	1,535
General and administrative expenses	1,530	4,064
	68,510	73,410

NET INCOME (LOSS)	$ (316,394)	$ (331,280)

Net income (loss) allocated to limited partners	$ (313,230)	$ (327,967)

Net income (loss) allocated to general partner	$ (3,164)	$ (3,313)

Net income (loss) per BAC	$ (.12)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 23

	2003	2002

Income
Interest income	$ 247	$ 401
Other income	-	-
	247	401

Share of loss from Operating Partnerships(Note D)	(284,539)	(246,419)

Expenses
Professional fees	7,685	5,881
Fund management fee (Note C)	56,816	58,316
Organization costs	-	-
Amortization	2,283	2,283
General and administrative expenses	1,773	4,175
	68,557	70,655

NET INCOME (LOSS)	$ (352,849)	$ (316,673)

Net income (loss) allocated to limited partners	$ (349,321)	$ (313,506)

Net income (loss) allocated to general partner	$ (3,528)	$ (3,167)

Net income (loss) per BAC	$ (.10)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 24

	2003	2002

Income
Interest income	$ 375	$ 3,995
Other income	-	-
	375	3,995

Share of loss from Operating Partnerships(Note D)	(152,581)	(194,920)

Expenses
Professional fees	5,306	6,481
Fund management fee (Note C)	27,553	42,232
Organization costs	-	-
Amortization	2,551	2,551
General and administrative expenses	1,196	3,704
	36,606	54,968

NET INCOME (LOSS)	$ (188,812)	$ (245,893)

Net income (loss) allocated to limited partners	$ (186,924)	$ (243,434)

Net income (loss) allocated to general partner	$ (1,888)	$ (2,459)

Net income (loss) per BAC	$ (.09)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 25

	2003	2002

Income
Interest income	$ 645	$ 5,051
Other income	-	-
	645	5,051

Share of loss from Operating Partnerships(Note D)	(285,406)	(153,498)

Expenses
Professional fees	6,166	6,311
Fund management fee (Note C)	49,278	47,661
Organization costs	-	-
Amortization	3,805	3,805
General and administrative expenses	2,084	4,505
	61,333	62,282

NET INCOME (LOSS)	$ (346,094)	$ (210,729)

Net income (loss) allocated to limited partners	$ (342,633)	$ (208,622)

Net income (loss) allocated to general partner	$ (3,461)	$ (2,107)

Net income (loss) per BAC	$ (.11)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 26

	2003	2002

Income
Interest income	$ 687	$ 783
Other income	-	-
	687	783

Share of loss from Operating Partnerships(Note D)	(439,974)	(330,342)

Expenses
Professional fees	12,768	8,726
Fund management fee (Note C)	98,573	103,457
Organization costs	-	-
Amortization	4,226	4,226
General and administrative expenses	1,739	4,508
	117,306	120,917

NET INCOME (LOSS)	$ (556,593)	$ (450,476)

Net income (loss) allocated to limited partners	$ (551,027)	$ (445,971)

Net income (loss) allocated to general partner	$ (5,566)	$ (4,505)

Net income (loss) per BAC	$ (.14)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 27

	2003	2002

Income
Interest income	$ 362	$ 4,423
Other income	-	15,742
	362	20,165

Share of loss from Operating Partnerships(Note D)	(195,111)	(150,096)

Expenses
Professional fees	4,356	5,926
Fund management fee (Note C)	69,978	62,172
Organization costs	-	-
Amortization	3,914	3,914
General and administrative expenses	1,262	3,834
	79,510	75,846

NET INCOME (LOSS)	$ (274,259)	$ (205,777)

Net income (loss) allocated to limited partners	$ (271,516)	$ (203,719)

Net income (loss) allocated to general partner	$ (2,743)	$ (2,058)

Net income (loss) per BAC	$ (.11)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 28

	2003	2002

Income
Interest income	$ 5,258	$ 7,969
Other income	-	-
	5,258	7,969

Share of loss from Operating Partnerships(Note D)	(309,038)	(443,943)

Expenses
Professional fees	10,218	7,097
Fund management fee (Note C)	60,322	66,921
Organization costs	-	-
Amortization	825	825
General and administrative expenses	3,409	5,384
	74,774	80,227

NET INCOME (LOSS)	$ (378,554)	$ (516,201)

Net income (loss) allocated to limited partners	$ (374,768)	$ (511,039)

Net income (loss) allocated to general partner	$ (3,786)	$ (5,162)

Net income (loss) per BAC	$ (.09)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 29

	2003	2002

Income
Interest income	$ 2,859	$ 4,997
Other income	-	-
	2,859	4,997

Share of loss from Operating Partnerships(Note D)	(361,320)	(453,101)

Expenses
Professional fees	6,941	6,259
Fund management fee (Note C)	70,896	82,995
Organization costs	-	-
Amortization	827	827
General and administrative expenses	2,769	5,062
	81,433	95,143

NET INCOME (LOSS)	$ (439,894)	$ (543,247)

Net income (loss) allocated to limited partners	$ (435,495)	$ (537,815)

Net income (loss) allocated to general partner	$ (4,399)	$ (5,432)

Net income (loss) per BAC	$ (.11)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 30

	2003	2002

Income
Interest income	$ 178	$ 3,004
Other income	-	-
	178	3,004

Share of loss from Operating Partnerships(Note D)	(344,819)	(272,535)

Expenses
Professional fees	3,863	5,895
Fund management fee (Note C)	48,912	45,841
Organization costs	-	-
Amortization	5,309	5,310
General and administrative expenses	1,271	3,314
	59,355	60,360

NET INCOME (LOSS)	$ (403,996)	$ (329,891)

Net income (loss) allocated to limited partners	$ (399,956)	$ (326,592)

Net income (loss) allocated to general partner	$ (4,040)	$ (3,299)

Net income (loss) per BAC	$ (.15)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 31

	2003	2002

Income
Interest income	$ 352	$ 6,013
Other income	-	-
	352	6,013

Share of loss from Operating Partnerships(Note D)	(541,110)	(490,023)

Expenses
Professional fees	4,713	7,165
Fund management fee (Note C)	95,479	87,160
Organization costs	-	-
Amortization	-	-
General and administrative expenses	1,966	5,069
	102,158	99,394

NET INCOME (LOSS)	$ (642,916)	$ (583,404)

Net income (loss) allocated to limited partners	$ (636,487)	$ (577,570)

Net income (loss) allocated to general partner	$ (6,429)	$ (5,834)

Net income (loss) per BAC	$ (.14)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 32

	2003	2002

Income
Interest income	$ 414	$ 1,470
Other income	-	-
	414	1,470

Share of loss from Operating Partnerships(Note D)	(363,689)	(339,330)

Expenses
Professional fees	6,940	9,226
Fund management fee (Note C)	58,161	73,026
Organization costs	-	-
Amortization	9,181	7,500
General and administrative expenses	2,275	5,841
	76,557	95,593

NET INCOME (LOSS)	$ (439,832)	$ (433,453)

Net income (loss) allocated to limited partners	$ (435,434)	$ (429,118)

Net income (loss) allocated to general partner	$ (4,398)	$ (4,335)

Net income (loss) per BAC	$ (.09)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 33

	2003	2002

Income
Interest income	$ 289	$ 1,010
Other income	-	-
	289	1,010

Share of loss from Operating Partnerships(Note D)	(148,236)	(229,188)

Expenses
Professional fees	4,189	4,401
Fund management fee (Note C)	43,491	32,571
Organization costs	-	-
Amortization	6,820	6,819
General and administrative expenses	1,290	4,445
	55,790	48,236

NET INCOME (LOSS)	$ (203,737)	$ (276,414)

Net income (loss) allocated to limited partners	$ (201,700)	$ (273,650)

Net income (loss) allocated to general Partner	$ (2,037)	$ (2,764)

Net income (loss) per BAC	$ (.08)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 34

	2003	2002

Income
Interest income	$ 399	$ 785
Other income	-	-
	399	785

Share of loss from Operating Partnerships(Note D)	(527,289)	(314,349)

Expenses
Professional fees	3,113	4,891
Fund management fee (Note C)	66,715	73,298
Organization costs	-	-
Amortization	10,984	10,984
General and administrative expenses	1,713	5,035
	82,525	94,208

NET INCOME (LOSS)	$ (609,415)	$ (407,772)

Net income (loss) allocated to limited partners	$ (603,321)	$ (403,694)

Net income (loss) allocated to general partner	$ (6,094)	$ (4,078)

Net income (loss) per BAC	$ (.17)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 35

	2003	2002

Income
Interest income	$ 1,056	$ 49,606
Other income	-	660
	1,056	50,266

Share of loss from Operating Partnerships(Note D)	(149,383)	(265,565)

Expenses
Professional fees	2,713	4,587
Fund management fee (Note C)	52,090	52,052
Organization costs	-	-
Amortization	32,310	32,309
General and administrative expenses	1,527	5,037
	88,640	93,985

NET INCOME (LOSS)	$ (236,967)	$ (309,284)

Net income (loss) allocated to limited partners	$ (234,597)	$ (306,191)

Net income (loss) allocated to general partner	$ (2,370)	$ (3,093)

Net income (loss) per BAC	$ (.07)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 36

	2003	2002

Income
Interest income	$ 135	$ 776
Other income	-	-
	135	776

Share of loss from Operating Partnerships(Note D)	(128,338)	(167,217)

Expenses
Professional fees	4,598	4,521
Fund management fee (Note C)	30,418	34,146
Organization costs	-	-
Amortization	22,116	22,116
General and administrative expenses	1,157	5,349
	58,289	66,132

NET INCOME (LOSS)	$ (186,492)	$ (232,573)

Net income (loss) allocated to limited partners	$ (184,627)	$ (230,247)

Net income (loss) allocated to general partner	$ (1,865)	$ (2,326)

Net income (loss) per BAC	$ (.09)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 37

	2003	2002

Income
Interest income	$ 405	$ 2,242
Other income	-	-
	405	2,242

Share of loss from Operating Partnerships(Note D)	(125,284)	(115,279)

Expenses
Professional fees	3,631	4,026
Fund management fee (Note C)	44,238	41,456
Organization costs	-	-
Amortization	23,706	23,706
General and administrative expenses	966	5,608
	72,541	74,796

NET INCOME (LOSS)	$ (197,420)	$ (187,833)

Net income (loss) allocated to limited partners	$ (195,446)	$ (185,955)

Net income (loss) allocated to general partner	$ (1,974)	$ (1,878)

Net income (loss) per BAC	$ (.08)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 38

	2003	2002

Income
Interest income	$ 222	$ 24,081
Other income	-	-
	222	24,081

Share of loss from Operating Partnerships(Note D)	(115,025)	(56,431)

Expenses
Professional fees	15,051	3,185
Fund management fee (Note C)	20,198	40,533
Organization costs	-	-
Amortization	26,234	793
General and administrative expenses	940	4,059
	62,423	48,570

NET INCOME (LOSS)	$ (177,226)	$ (80,920)

Net income (loss) allocated to limited partners	$ (175,454)	$ (80,111)

Net income (loss) allocated to general partner	$ (1,772)	$ (809)

Net income (loss) per BAC	$ (.07)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 39

	2003	2002

Income
Interest income	$ 62	$ 1,361
Other income	-	-
	62	1,361

Share of loss from Operating Partnerships(Note D)	(212,843)	(215,441)

Expenses
Professional fees	5,742	4,356
Fund management fee (Note C)	28,765	24,614
Organization costs	-	-
Amortization	22,581	22,581
General and administrative expenses	939	6,109
	58,027	57,660

NET INCOME (LOSS)	$ (270,808)	$ (271,740)

Net income (loss) allocated to limited partners	$ (268,100)	$ (269,023)

Net income (loss) allocated to general partner	$ (2,708)	$ (2,717)

Net income (loss) per BAC	$ (.12)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 40

	2003	2002

Income
Interest income	$ 136	$ 32,501
Other income	-	-
	136	32,501

Share of loss from Operating Partnerships(Note D)	(183,871)	(286,892)

Expenses
Professional fees	6,148	6,599
Fund management fee (Note C)	44,170	37,345
Organization costs	-	-
Amortization	28,429	-
General and administrative expenses	1,356	18,594
	80,103	62,538

NET INCOME (LOSS)	$ (263,838)	$ (316,929)

Net income (loss) allocated to limited partners	$ (261,200)	$ (313,760)

Net income (loss) allocated to general partner	$ (2,638)	$ (3,169)

Net income (loss) per BAC	$ (.10)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 41

	2003	2002

Income
Interest income	$ 1,690	$ 66,943
Other income	-	-
	1,690	66,943

Share of loss from Operating Partnerships(Note D)	(385,962)	(101,244)

Expenses
Professional fees	7,974	6,906
Fund management fee (Note C)	68,010	47,583
Organization costs	0	-
Amortization	33,344	-
General and administrative expenses	4,190	19,374
	113,518	73,863

NET INCOME (LOSS)	$ (497,790)	$ (108,164)

Net income (loss) allocated to limited partners	$ (492,812)	$ (107,082)

Net income (loss) allocated to general partner	$ (4,978)	$ (1,082)

Net income (loss) per BAC	$ (.17)	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 42

	2003	2002

Income
Interest income	$ 30,724	$ 9,064
Other income	-	-
	30,724	9,064

Share of loss from Operating Partnerships(Note D)	(174,520)	-

Expenses
Professional fees	6,359	-
Fund management fee (Note C)	34,857	28,107
Organization costs	-	20,000
Amortization	-	-
General and administrative expenses	13,714	9,222
	54,930	57,329

NET INCOME (LOSS)	$(198,726)	$(48,265)

Net income (loss) allocated to limited partners	$(196,739)	$(47,782)

Net income (loss) allocated to general partner	$ (1,987)	$ (483)

Net income (loss) per BAC	$ (.07)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 43*

2003

Income
Interest income	$ 29,142
Other income	-
29,142

Share of loss from Operating Partnerships(Note D)	(9,854)

Expenses
Professional fees	8,473
Fund management fee (Note C)	35,187
Organization costs	-
Amortization	-
General and administrative expenses	24,558
68,218

NET INCOME (LOSS)	$ (48,930)

Net income (loss) allocated to limited partners	$ (48,441)

Net income (loss) allocated to general partner	$ (489)

Net income (loss) per BAC	$ (0.01)

*Series 43 did not commence operations until after June 30, 2002, therefore it does not have comparative information to report

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.
Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 44*

2003

Income
Interest income	$ 27,740
Other income	-
27,740

Share of loss from Operating Partnerships(Note D)	-

Expenses
Professional fees	4,103
Fund management fee (Note C)	16,746
Organization costs	-
Amortization	-
General and administrative expenses	13,974
34,823

NET INCOME (LOSS)	$ (7,083)

Net income (loss) allocated to limited partners	$ (7,012)

Net income (loss) allocated to general partner	$ (71)

Net income (loss) per BAC	$ (0.00)

*Series 44 did not commence operations until after June 30, 2002, therefore it does not have comparative information to report

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2003
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total

Partners' capital (deficit) April 1, 2003	$ 465,720,104	$ (1,790,531)	$ 46,606	$ 463,976,179

Capital contributions	14,228,760	-	-	14,228,760

Selling commissions and registration costs	(1,313,189)	-	-	(1,313,189)

Net income (loss)	(7,622,315)	(76,992)	-	(7,699,307)

Partners' capital (deficit), June 30, 2003	$ 471,013,360	$ (1,867,523)	$ 46,606	$ 469,192,443

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2003
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 20
Partners' capital (deficit) April 1, 2003	$ 10,839,982	$ (224,409)	$ -	$ 10,615,573

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(211,248)	(2,134)	-	(213,382)

Partners' capital (deficit), June 30, 2003	$ 10,628,734	$ (226,543)	$ -	$ 10,402,191

Series 21
Partners' capital (deficit) April 1, 2003	$ 2,612,851	$ (137,196)	$	$ 2,475,655

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(244,827)	(2,473)	-	(247,300)

Partners' capital (deficit), June 30, 2003	$ 2,368,024	$ (139,669)	$ -	$ 2,228,355

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2003
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 22
Partners' capital (deficit) April 1, 2003	$ 8,650,776	$ (133,913)	$ -	$ 8,516,863

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(313,230)	(3,164)	-	(316,394)

Partners' capital (deficit), June 30, 2003	$ 8,337,546	$ (137,077)	$ -	$ 8,200,469

Series 23
Partners' capital (deficit) April 1, 2003	$ 15,959,640	$ (126,515)	$ -	$ 15,833,125

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(349,321)	(3,528)	-	(352,849)

Partners' capital (deficit), June 30, 2003	$ 15,610,319	$ (130,043)	$ -	$ 15,480,276

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2003
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 24
Partners' capital (deficit) April 1, 2003	$ 8,652,140	$ (99,775)	$ -	$ 8,552,365

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(186,924)	(1,888)	-	(188,812)

Partners' capital (deficit), June 30, 2003	$ 8,465,216	$ (101,663)	$ -	$ 8,363,553

Series 25
Partners' capital (deficit) April 1, 2003	$ 15,063,824	$ (107,885)	$ -	$ 14,955,939

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(342,633)	(3,461)	-	(346,094)

Partners' capital (deficit), June 30, 2003	$ 14,721,191	$ (111,346)	$ -	$ 14,609,845

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2003
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 26
Partners' capital (deficit) April 1, 2003	$ 23,263,704	$ (108,703)	$ -	$ 23,155,001

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(551,027)	(5,566)	-	(556,593)

Partners' capital (deficit), June 30, 2003	$ 22,712,677	$ (114,269)	$ -	$ 22,598,408

Series 27
Partners' capital (deficit) April 1, 2003	$ 14,293,274	$ (64,156)	$ -	$ 14,229,118

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(271,516)	(2,743)	-	(274,259)

Partners' capital (deficit), June 30, 2003	$ 14,021,758	$ (66,899)	$ -	$ 13,954,859

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2003
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 28
Partners' capital (deficit) April 1, 2003	$ 26,637,876	$ (78,151)	$ 271	$ 26,559,996

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(374,768)	(3,786)	-	(378,554)

Partners' capital (deficit), June 30, 2003	$ 26,263,108	$ (81,937)	$ 271	$ 26,181,442

Series 29
Partners' capital (deficit) April 1, 2003	$ 22,605,257	$ (113,731)	$ (97)	$ 22,491,429

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(435,495)	(4,399)	-	(439,894)

Partners' capital (deficit), June 30, 2003	$ 22,169,762	$ (118,130)	$ (97)	$ 22,051,535

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2003
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 30
Partners' capital (deficit) April 1, 2003	$ 17,503,999	$ (52,542)	$ -	$ 17,451,457

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(399,956)	(4,040)	-	(403,996)

Partners' capital (deficit), June 30, 2003	$ 17,104,043	$ (56,582)	$ -	$ 17,047,461

Series 31
Partners' capital (deficit) April 1, 2003	$ 26,499,059	$ (115,423)	$ -	$ 26,383,636

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(636,487)	(6,429)	-	(642,916)

Partners' capital (deficit), June 30, 2003	$ 25,862,572	$ (121,852)	$ -	$ 25,740,720

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2003
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 32
Partners' capital (deficit) April 1, 2003	$ 31,940,828	$ (87,831)	$ -	$ 31,852,997

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(435,434)	(4,398)	-	(439,832)

Partners' capital (deficit), June 30, 2003	$ 31,505,394	$ (92,229)	$ -	$ 31,413,165

Series 33
Partners' capital (deficit) April 1, 2003	$ 18,347,148	$ (42,736)	$ -	$ 18,304,412

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(201,700)	(2,037)	-	(203,737)

Partners' capital (deficit), June 30, 2003	$ 18,145,448	$ (44,773)	$ -	$ 18,100,675

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2003
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 34
Partners' capital (deficit) April 1, 2003	$ 22,927,581	$ (71,833)	$ -	$ 22,855,748

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(603,321)	(6,094)	-	(609,415)

Partners' capital (deficit), June 30, 2003	$ 22,324,260	$ (77,927)	$ -	$ 22,246,333

Series 35
Partners' capital (deficit) April 1, 2003	$ 23,137,225	$ (51,164)	$ -	$ 23,086,061

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(234,597)	(2,370)	-	(236,967)

Partners' capital (deficit), June 30, 2003	$ 22,902,628	$ (53,534)	$ -	$ 22,849,094

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2003
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 36
Partners' capital (deficit) April 1, 2003	$ 14,125,942	$ (37,782)	$ -	$ 14,088,160

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(184,627)	(1,865)	-	(186,492)

Partners' capital (deficit), June 30, 2003	$ 13,941,315	$ (39,647)	$ -	$ 13,901,668

Series 37
Partners' capital (deficit) April 1, 2003	$ 18,522,272	$ (30,647)	$ -	$ 18,491,625

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(195,446)	(1,974)	-	(197,420)

Partners' capital (deficit), June 30, 2003	$ 18,326,826	$ (32,621)	$ -	$ 18,294,205

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2003
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 38
Partners' capital (deficit) April 1, 2003	$ 19,052,308	$ (28,042)	$ -	$ 19,024,266

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(175,454)	(1,772)	-	(177,226)

Partners' capital (deficit), June 30, 2003	$ 18,876,854	$ (29,814)	$ -	$ 18,847,040

Series 39
Partners' capital (deficit) April 1, 2003	$ 17,059,889	$ (26,104)	$ -	$ 17,033,785

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(268,100)	(2,708)	-	(270,808)

Partners' capital (deficit), June 30, 2003	$ 16,791,789	$ (28,812)	$ -	$ 16,762,977

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2003
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 40
Partners' capital (deficit) April 1, 2003	$ 20,682,658	$ (18,299)	$ -	$ 20,664,359

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(261,200)	(2,638)	-	(263,838)

Partners' capital (deficit), June 30, 2003	$ 20,421,458	$ (20,937)	$ -	$ 20,400,521

Series 41
Partners' capital (deficit) April 1, 2003	$ 22,944,988	$ (21,323)	$ (33)	$ 22,923,632

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(492,812)	(4,978)	-	(497,790)

Partners' capital (deficit), June 30, 2003	$ 22,452,176	$ (26,301)	$ (33)	$ 22,425,842

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2003
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 42
Partners' capital (deficit) April 1, 2003	$ 22,997,666	$ (6,317)	$ 44,599	$ 23,035,948

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(196,739)	(1,987)	-	(198,726)

Partners' capital (deficit), June 30, 2003	$ 22,800,927	$ (8,304)	$ 44,599	$ 22,837,222

Series 43
Partners' capital (deficit) April 1, 2003	$ 31,123,737	$ (4,904)	$ 1,866	$ 31,120,699

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(48,441)	(489)	-	(48,930)

Partners' capital (deficit), June 30, 2003	$ 31,075,296	$ (5,393)	$ 1,866	$ 31,071,769

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2003
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 44
Partners' capital (deficit) April 1, 2003	$ 10,275,480	$ (1,150)	$ -	$ 10,274,330

Capital contributions	14,228,760	-	-	14,228,760

Selling commissions and registration costs	(1,313,189)	-	-	(1,313,189)

Net income (loss)	(7,012)	(71)	-	(7,083)

Partners' capital (deficit), June 30, 2003	$ 23,184,039	$ (1,221)	$ -	$ 23,182,812

,

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

	2003	2002
Cash flows from operating activities:

Net income (loss)	$(7,669,307)	$(7,224,399)
Adjustments
Amortization	242,361	177,400
Distributions from Operating Partnerships	52,839	77,821
Share of Loss from Operating Partnerships	6,002,081	5,771,092
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(805,655)	49,503
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	2,521,671	(1,270,340)
(Decrease) Increase in accounts payable affiliates	1,255,485	1,169,865
Line of credit	-	(5,708,074)

Net cash (used in) provided by operating activities	1,599,475	(6,957,132)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(986,844)	(1,959,555)
Capital contributions paid to Operating Partnerships	(9,769,960)	(11,204,660)
Advances to Operating Partnerships	(859,773)	(1,273,845)
Investments	(5,987,747)	(1,205,907)

Net cash (used in) provided by investing activities	(17,604,324)	(15,643,967)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	(1,313,189)	(1,918,880)
Capital contributions received	14,228,760	14,622,740

Net cash (used in) provided by financing activities	12,915,571	12,703,860

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,119,278)	(9,897,239)

Cash and cash equivalents, beginning	25,882,259	18,950,441

Cash and cash equivalents, ending	$ 22,762,981	$ 9,053,202

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 7,194,595	$ 11,532,639

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 20

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (213,382)	$ (557,764)
Adjustments
Amortization	893	893
Distributions from Operating Partnerships	-	460,300
Share of Loss from Operating Partnerships	134,121	-
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses		-
Decrease (Increase) in accounts receivable	(9,900)	178,467
(Decrease) Increase in accounts payable affiliates	93,660	-
Line of credit	-	-

Net cash (used in) provided by operating activities	5,392	81,896

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	(83,656)
Investments	-	-

Net cash (used in) provided by investing activities	-	(83,656)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 20

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,392	(1,760)

Cash and cash equivalents, beginning	244,384	217,550

Cash and cash equivalents, ending	$ 249,776	$ 215,790

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 21

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (247,300)	$ (130,661)
Adjustments
Amortization	488	488
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	181,326	128,336
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable		(26,751)
(Decrease) Increase in accounts payable affiliates	56,461	56,460
Line of credit	-	-
Net cash (used in) provided by operating activities	(9,025)	27,872

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(138,337)
Advances to Operating Partnerships	-	183,903
Investments	-	(1,984)

Net cash (used in) provided by investing activities	-	43,582

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 21

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,025)	71,454

Cash and cash equivalents, beginning	211,070	237,787

Cash and cash equivalents, ending	202,045	309,241

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 22

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (316,394)	$ (331,280)
Adjustments
Amortization	1,535	1,535
Distributions from Operating Partnerships	-	3,342
Share of Loss from Operating Partnerships	248,442	261,196
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	4,425
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	-	(219)
(Decrease) Increase in accounts payable affiliates	577	13,648
Line of credit	63,647	-

Net cash (used in) provided by operating activities	(2,193)	(47,353)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(1,500)	(1,500)
Advances to Operating Partnerships	-	-
Investments	-	(37,587)

Net cash (used in) provided by investing activities	(1,500)	(39,087)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 22

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,693)	(86,440)

Cash and cash equivalents, beginning	354,902	254,977

Cash and cash equivalents, ending	$ 351,209	$ 168,537

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 23

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (352,849)	$ (316,673)
Adjustments
Amortization	2,283	2,283
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	284,539	246,419
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	60,066	10,066
Line of credit	-	-

Net cash (used in) provided by operating activities	(5,961)	(57,905)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 23

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,961)	(57,905)

Cash and cash equivalents, beginning	167,196	176,646

Cash and cash equivalents, ending	$ 161,235	$ 118,741

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 24

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (188,812)	$ (245,893)
Adjustments
Amortization	2,551	2,551
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	152,581	194,920
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(4,362)	(270)
Decrease (Increase) in accounts receivable	(4,400)	58,339
(Decrease) Increase in accounts payable affiliates	55,431	-
Line of credit	-	-
Net cash (used in) provided by operating activities	12,989	9,647

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	-	(45,959)

Net cash (used in) provided by investing activities	-	(45,959)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 24

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,989	(36,312)

Cash and cash equivalents, beginning	233,010	264,742

Cash and cash equivalents, ending	$ 245,999	$ 228,430

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 25

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (346,094)	$ (210,729)
Adjustments
Amortization	3,805	3,805
Distributions from Operating Partnerships	10,179	12,139
Share of Loss from Operating Partnerships	285,406	153,498
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(5,744)	-
Decrease (Increase) in accounts receivable	829	19,675
(Decrease) Increase in accounts payable affiliates	68,170	68,169
Line of credit	-	-

Net cash (used in) provided by operating activities	16,551	46,557

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(24,556)
Advances to Operating Partnerships	-	-
Investments	-	(55,578)

Net cash (used in) provided by investing activities	-	(80,134)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 25

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,551	(33,577)

Cash and cash equivalents, beginning	489,697	463,598

Cash and cash equivalents, ending	$ 506,248	$ 430,021

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,

(Unaudited)

Series 26

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (556,593)	$ (450,476)
Adjustments
Amortization	4,226	4,226
Distributions from Operating Partnerships	2,329	1,780
Share of Loss from Operating Partnerships	439,974	330,342
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(90,945)	-
Decrease (Increase) in accounts receivable	-	17,717
(Decrease) Increase in accounts payable affiliates	109,396	109,395
Line of credit	-	-

Net cash (used in) provided by operating activities	(91,613)	12,984

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(52,560)
Advances to Operating Partnerships	-	-
Investments	-	(52,560)

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 26

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(91,613)	(39,576)

Cash and cash equivalents, beginning	516,145	324,565

Cash and cash equivalents, ending	$ 424,532	$ 284,989

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 27

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (274,259)	$ (205,777)
Adjustments
Amortization	3,914	3,914
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	195,111	150,096
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	742
(Decrease) Increase in accounts payable affiliates	78,802	(16,026)
Line of credit	-	78,802

Net cash (used in) provided by Operating activities	3,568	11,751

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(91,722)
Advances to Operating Partnerships	-
Investments	-	(48,647)

Net cash (used in) provided by investing activities	-	(140,369)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 27

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,568	(128,618)

Cash and cash equivalents, beginning	339,714	430,440

Cash and cash equivalents, ending	$ 343,282	$ 301,822

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 28

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (378,554)	$ (516,201)
Adjustments
Amortization	825	825
Distributions from Operating Partnerships	21,223	27,787
Share of Loss from Operating Partnerships	309,038	443,943
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	346,886	(542)
(Decrease) Increase in accounts payable affiliates	-	-
Line of credit	-	-

Net cash (used in) provided by operating activities	299,418	(44,188)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(32,081)	-
Advances to Operating Partnerships	-	-
Investments	(318,903)	(92,665)

Net cash (used in) provided by investing activities	(350,984)	(92,665)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 28

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(51,566)	(136,853)

Cash and cash equivalents, beginning	304,688	510,061

Cash and cash equivalents, ending	$ 253,122	$ 373,208

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,

(Unaudited)

Series 29

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (439,894)	$ (543,247)
Adjustments
Amortization	827	827
Distributions from Operating Partnerships	2,611	-
Share of Loss from Operating Partnerships	361,320	453,101
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses		-
Decrease (Increase) in accounts receivable	148,595	(286)
(Decrease) Increase in accounts payable affiliates	84,496	84,495
Line of credit	-	-

Net cash (used in) provided by operating activities	157,955	(5,110)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(202,008)	-
Advances to Operating Partnerships	(137,380)	-
Investments	-	(48,869)

Net cash (used in) provided by investing activities	(339,388)	(380,169)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 29

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(181,433)	(53,979)

Cash and cash equivalents, beginning	468,844	577,830

Cash and cash equivalents, ending	$ 287,411	$ 523,851

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 30

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (403,996)	$ (329,891)
Adjustments
Amortization	5,309	5,310
Distributions from Operating Partnerships	6,145	4,230
Share of Loss from Operating Partnerships	344,819	272,535
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	(755)
(Decrease) Increase in accounts payable affiliates	(2)	-
Line of credit	18,408	-

Net cash (used in) provided by operating activities	(29,317)	(48,571)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	(6,144)	-
Investments	-	(33,992)

Net cash (used in) provided by investing activities	(6,144)	(33,992)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 30

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(35,461)	(82,563)

Cash and cash equivalents, beginning	121,470	256,324

Cash and cash equivalents, ending	$ 86,009	$ 173,761

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 31

	2003	2002
Cash flows from operating activities:

Net income (loss)	$(642,916)	$(583,403)
Adjustments
Amortization	-	-
Distributions from Operating Partnerships	-	6,062
Share of Loss from Operating Partnerships	541,110	490,023
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	3,758
Decrease (Increase) in accounts receivable	(64,809)	(112,568)
(Decrease) Increase in accounts payable affiliates	-	-
Line of credit	-	-

Net cash (used in) provided by operating activities	(166,615)	(196,128)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(10,000)	(25,000)
Advances to Operating Partnerships	-	(65,178)
Investments	-	-

Net cash (used in) provided by investing activities	(10,000)	(90,178)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 31

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(176,615)	(286,306)

Cash and cash equivalents, beginning	294,050	680,648

Cash and cash equivalents, ending	$ 117,435	$ 394,342

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 32

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (439,832)	$ (433,453)
Adjustments
Amortization	9,181	7,500
Distributions from Operating Partnerships	-	8,500
Share of Loss from Operating Partnerships	363,689	339,330
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	(1,840)
(Decrease) Increase in accounts payable affiliates	-	82,026
Line of credit	83,226	-

Net cash (used in) provided by operating activities	16,264	2,063

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(7,089)	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	(7,089)	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 32

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,175	2,063

Cash and cash equivalents, beginning	303,823	491,354

Cash and cash equivalents, ending	$ 312,998	$ 493,417

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 33

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (203,737)	$ (276,414)
Adjustments
Amortization	6,820	6,819
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	148,236	229,188
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	20,736	-
(Decrease) Increase in accounts payable affiliates	43,491	43,490
Line of credit	-	-

Net cash (used in) provided by operating activities	15,546	3,083

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(549,081)
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	(549,081)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 33

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,546	(545,998)

Cash and cash equivalents, beginning	179,335	724,344

Cash and cash equivalents, ending	$ 194,881	$ 178,346

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 34

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (609,415)	$ (407,772)
Adjustments
Amortization	10,984	10,984
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	527,289	314,349
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	73,298
(Decrease) Increase in accounts payable affiliates	73,299	-
Line of credit	-	-

Net cash (used in) provided by operating activities	2,157	(9,141)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(10,000)	(14,486)
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	(10,000)	(14,486)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 34

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,843)	(23,627)

Cash and cash equivalents, beginning	286,227	382,970

Cash and cash equivalents, ending	$ 278,384	$ 359,343

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 35

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (236,967)	$ (309,285)
Adjustments
Amortization	32,310	32,309
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	149,383	265,565
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	(6,045)
Decrease (Increase) in accounts receivable	-	15,795
(Decrease) Increase in accounts payable affiliates	57,090	-
Line of credit	-	-

Net cash (used in) provided by operating activities	1,816	(1,661)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(530,889)
Advances to Operating Partnerships	-	395,535
Investments	-	(8,613)

Net cash (used in) provided by investing activities	-	(143,967)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 35

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,816	(145,628)

Cash and cash equivalents, beginning	581,040	708,626

Cash and cash equivalents, ending	$ 582,856	$ 562,998

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 36

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (186,492)	$ (232,573)
Adjustments
Amortization	22,116	22,116
Distributions from Operating Partnerships	-	3,881
Share of Loss from Operating Partnerships	128,338	167,217
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	(6,669)
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	40,618	40,145
Line of credit	-	-

Net cash (used in) provided by operating activities	4,580	(5,883)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(22,432)	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	(22,432)	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 36

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,852)	(5,883)

Cash and cash equivalents, beginning	96,390	45,839

Cash and cash equivalents, ending	$ 78,538	$ 39,956

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 37

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (197,420)	$ (187,833)
Adjustments
Amortization	23,706	23,706
Distributions from Operating Partnerships	-	3,881
Share of Loss from Operating Partnerships	125,284	115,279
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	44,239	(100,000)
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	-	43,956
Line of credit	-	-

Net cash (used in) provided by operating activities	(4,191)	(101,011)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(689)
Capital contributions paid to Operating Partnerships	(101,403)	-
Advances to Operating Partnerships	43,164	-
Investments	-	-

Net cash (used in) provided by investing activities	(58,239)	(689)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 37

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(62,430)	(101,700)

Cash and cash equivalents, beginning	305,836	559,002

Cash and cash equivalents, ending	$ 243,406	$ 457,302

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 38

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (177,226)	$ (209,976)
Adjustments
Amortization	26,234	24,728
Distributions from Operating Partnerships	-	2,218
Share of Loss from Operating Partnerships	115,025	151,878
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	100,002
(Decrease) Increase in accounts payable affiliates	41,101	40,533
Line of credit	-	-

Net cash (used in) provided by operating activities	5,134	109,383

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(7,651)	(1,172)
Capital contributions paid to Operating Partnerships	-	(9,206)
Advances to Operating Partnerships	-	-
Investments	-	1,682

Net cash (used in) provided by investing activities	-	(8,696)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 38

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,517)	100,687

Cash and cash equivalents, beginning	155,345	644,013

Cash and cash equivalents, ending	$ 152,828	$ 744,700

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 39

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (270,808)	$ (271,740)
Adjustments
Amortization	22,581	22,581
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	212,843	215,441
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	883,781
(Decrease) Increase in accounts payable affiliates	34,200	34,200
Line of credit	-	-

Net cash (used in) provided by operating activities	(1,184)	884,263

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired		(1,332)
Capital contributions paid to Operating Partnerships	(8,036)	(1,098,537)
Advances to Operating Partnerships	-	-
Investments	-	(5,815)

Net cash (used in) provided by investing activities	(8,036)	(1,105,684)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 39

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,220)	(221,421)

Cash and cash equivalents, beginning	49,200	532,334

Cash and cash equivalents, ending	$ 39,980	$ 310,913

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 40

	2003	2002
Cash flows from operating activities:

Net income (xloss)	$ (263,838)	$ (316,929)
Adjustments
Amortization	28,429	-
Distributions from Operating Partnerships	5,400	-
Share of Loss from Operating Partnerships	183,871	286,892
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	-	114,088
Decrease (Increase) in accounts receivable	-	(722,823)
(Decrease) Increase in accounts payable affiliates	49,072	42,745
Line of credit	-	-

Net cash (used in) provided by operating activities	2,934	(596,027)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(5,505)	(190,031)
Capital contributions paid to Operating Partnerships	(7,204)	(762,577)
Advances to Operating Partnerships	-	-
Investments	-	933,796

Net cash (used in) provided by investing activities	(12,709)	(18,812)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 40

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid		-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,775)	(614,839)

Cash and cash equivalents, beginning	97,331	795,646

Cash and cash equivalents, ending	$ 87,556	$ 180,807

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ 718,652

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 41

	2003	2002

Cash flows from operating activities:

Net income (loss)	$ (497,790)	$ (108,164)
Adjustments
Amortization	33,344	-
Distributions from Operating Partnerships	4,498	4,000
Share of Loss from Operating Partnerships	385,962	101,244
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(690)	54,774
Decrease (Increase) in accounts receivable	903,428	(944,446)
(Decrease) Increase in accounts payable affiliates	68,627	12,636
Line of credit	-	(3,010,000)

Net cash (used in) provided by operating activities	897,379	(3,889,956)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(29)	(315,450)
Capital contributions paid to Operating Partnerships	(1,202,170)	(2,981,721)
Advances to Operating Partnerships	-	372,407
Investments	13,106	306,041

Net cash (used in) provided by investing activities	(1,189,093)	(2,618,723)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 41

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	(4,707)
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	(4,707)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(291,714)	(6,513,386)

Cash and cash equivalents, beginning	930,843	8,231,905

Cash and cash equivalents, ending	$ 639,129	$ 1,718,519

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ 3,152,205

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 42

	2003	2002
Cash flows from operating activities:

Net income (loss)	$ (198,726)	$ (48,265)
Adjustments
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	174,520	-
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	30	(21,615)
Decrease (Increase) in accounts receivable	333,234	(458,944)
(Decrease) Increase in accounts payable affiliates	36,432	83,200
Line of credit	-	(2,698,074)

Net cash (used in) provided by operating activities	345,490	(3,143,698)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(1,752)	(1,450,881)
Capital contributions paid to Operating Partnerships	(2,366,662)	(4,924,487)
Advances to Operating Partnerships	-	(2,142,034)
Investments	905,599	(2,002,539)

Net cash (used in) provided by investing activities	(1,462,815)	(10,519,941)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 42

	2003	2002

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	(1,914,173)
Capital contributions received	-	14,622,740

Net cash (used in) provided by financing activities	-	12,708,567

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,117,325)	(955,072)

Cash and cash equivalents, beginning	1,528,577	1,439,240

Cash and cash equivalents, ending	$ 411,252	$ 484,168

Supplemental schedule of non-cash investing and financing activities the fund has increased its inves0tments for unpaid capital contributions due to the Operating Partnerships	$ -	$ 7,661,782

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 43* 2003
Cash flows from operating activities:

Net income (loss)	$ (48,930)
Adjustments
Amortization	-
Distributions from Operating Partnerships	454
Share of Loss from Operating Partnerships	9,854
Changes in assets and liabilities
Decrease (Increase) in organization costs	-
(Decrease) Increase in accounts payable and accrued expenses	-
Decrease (Increase) in accounts receivable	1,681,278
(Decrease) Increase in accounts payable affiliates	36,187
Line of credit	-

Net cash (used in) provided by operating activities	1,678,843

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(47,627)
Capital contributions paid to Operating Partnerships	(3,845,660)
Advances to Operating Partnerships	-
Investments	(3,317,368)

Net cash (used in) provided by investing activities	(7,210,655)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 43* 2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	-
Capital contributions received	-

Net cash (used in) provided by financing activities	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,531,812)

Cash and cash equivalents, beginning	11,183,205

Cash and cash equivalents, ending	$ 5,651,393

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 1,770,392

*Series 43 did not commence operations until after June 30, 2002, therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 44 2003
Cash flows from operating activities:

Net income (loss)	$ (7,083)
Adjustments
Amortization	-
Distributions from Operating Partnerships	-
Share of Loss from Operating Partnerships	-
Changes in assets and liabilities
Decrease (Increase) in organization costs	-
(Decrease) Increase in accounts payable and accrued expenses	(694,044)
Decrease (Increase) in accounts receivable	(844,681)
(Decrease) Increase in accounts payable affiliates	(40,634)
Line of credit	-

Net cash (used in) provided by operating activities	(1,586,442)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(931,931)
Capital contributions paid to Operating Partnerships	(1,939,920)
Advances to Operating Partnerships	(902,937)
Investments	(3,132,801)

Net cash (used in) provided by investing activities	(6,907,589)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 44* 2003

Continued

Cash flows from financing activities:

Sales and registration costs paid	(1,313,189)
Capital contributions received	14,228,760

Net cash (used in) provided by financing activities	12,915,571

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,421,540

Cash and cash equivalents, beginning	6,439,937

Cash and cash equivalents, ending	$ 10,861,477

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 5,424,213

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2003
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

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2003
(Unaudited)

NOTE A - ORGANIZATION (continued)
Series	Closing Date	BACs Sold	Equity Raised
Series 29	June 10, 1997	3,991,800	$39,918,000
Series 30	September 10, 1997	2,651,000	$26,490,750
Series 31	January 18, 1998	4,417,857	$44,057,750
Series 32	June 23, 1998	4,754,198	$47,431,000
Series 33	September 21, 1998	2,636,533	$26,362,000
Series 34	February 11, 1999	3,529,319	$35,273,000
Series 35	June 28, 1999	3,300,463	$33,004,630
Series 36	September 28, 1999	2,106,837	$21,068,375
Series 37	January 28, 2000	2,512,500	$25,125,000
Series 38	July 31, 2000	2,543,100	$25,431,000
Series 39	January 31, 2001	2,292,152	$22,921,000
Series 40	July 31, 2001	2,630,256	$26,629,250
Series 41	January 31, 2002	2,891,626	$28,916,260
Series 42	July 31, 2002	2,744,262	$27,442,620
Series 43	December 31,2002	3,637,987	$36,379,870
Series 44	April 30, 2003	2,701,973	$27,019,730

The Fund commenced offering BACs in Series 45 on July 2, 2003 and was continuing to offer BACs in Series 45 as of the date of this filing.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of June 30, 2003 and for the three months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
June 30, 2003
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES (continued)

These securities are carried at approximate fair market value. All of the investments held by the Fund are tax-exempt municipal bonds and Certificates of Deposit.

The amortized cost of securities available for sale as of June 30, 2003 by contractual maturity are as follows:

Amortized Cost

Due in one year or less	$ 2,265,777
Due after one year	9,693,647
Total	$11,959,424

The fair market value of the securities is $12,006,030. The difference being an unrealized gain on securities available for sale of $46,606, as of June 30, 2003.

Amortization

The Fund began amortizing unallocated and deferred acquisition costs over 330 months as of June 1999. Accumulated amortization of acquisition costs by Series as of June 30, 2003 and 2002 is as follows:
	2002	2002
Series 20	$ 15,182	$ 11,610
Series 21	8,304	6,350
Series 22	26,094	19,954
Series 23	34,479	25,348
Series 24	43,369	33,165
Series 25	43,555	33,307
Series 26	74,081	57,177
Series 27	63,524	48,577
Series 28	14,026	10,726
Series 29	13,932	10,624
Series 30	90,129	68,894
Series 32	127,906	97,509
Series 33	115,022	87,742
Series 34	182,478	139,123
Series 35	518,464	364,881
Series 36	351,549	267,189
Series 37	289,173	199,185
Series 38	167,806	23,975
Series 39	131,660	43,878
Series 40	46,583	-
Series 41	143,730	-
	$2,501,046	$1,549,214

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2003
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Services, Inc., and Boston Capital Asset Management L.P. as follows:

For the quarter ended June 30, 2003, Boston Capital Services, Inc. received $135,772 for Series 44 as Dealer-Manager fees for marketing advice and investment banking services performed at the time of the Fund's offering of BACs. Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42 and Series 43 completed payment of all Dealer-Manager fees prior to the quarter ended June 30, 2003.

Boston Capital Holdings L.P. is entitled to asset acquisition fees for selecting, evaluating, structuring, negotiating, and closing the Fund's acquisition of interest in the Operating Partnerships. During the quarter ended June 30, 2003, Series 44 paid $844,166 for acquisition fees to Boston Capital Holdings Limited Partnership. Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42 and Series 43 completed payment of all acquisition fees prior to the quarter ended June 30, 2003.

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued or paid to Boston Capital Asset Management L.P.

The fund management fees accrued for the quarters ended June 30, 2003 and 2002 are as follows:
	2003	2002
Series 20	$ 93,660	$ 94,811
Series 21	56,460	56,460
Series 22	63,647	13,648
Series 23	60,066	10,066
Series 24	55,431	58,339
Series 25	68,170	68,169
Series 26	109,396	109,395
Series 27	78,802	78,802
Series 29	84,496	84,495
Series 30	18,408	-
Series 32	83,226	82,026
Series 33	43,491	43,490
Series 34	73,298	73,298
Series 35	57,090	15,795
Series 36	40,150	40,145
Series 37	44,238	43,956

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2003
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)
	2003	2002
Series 38	41,101	40,533
Series 39	34,200	34,200
Series 40	48,570	42,745
Series 41	68,010	12,824
Series 42	36,432	28,107
Series 43	36,187	-
Series 44	16,746	-
	$1,311,275	$1,031,304

The fund management fees paid for the quarters ended June 30, 2003 and 2002 are as follows:
	2003	2002
Series 21	$ -	$ 50,000
Series 23	-	50,000
Series 28	83,529	83,529
Series 30	36,816	55,179
Series 31	99,360	99,360
Series 35	-	41,256
Series 41	-	36,159
	$ 219,705	$ 415,483

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2003 and 2002 the Fund has limited partnership interests in 466 and 421 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at June 30, 2003 and 2002 is as follows:
	2003	2002
Series 20	24	24
Series 21	14	14
Series 22	29	29
Series 23	22	22
Series 24	24	24
Series 25	22	22
Series 26	45	45
Series 27	16	16
Series 28	26	26

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)
	2003	2002
Series 29	22	22
Series 30	20	20
Series 31	27	27
Series 32	17	17
Series 33	10	10
Series 34	14	14
Series 35	11	11
Series 36	11	11
Series 37	7	7
Series 38	10	10
Series 39	9	9
Series 40	16	16
Series 41	23	19
Series 42	22	6
Series 43	19	-
Series 44	6	-
	466	421

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at June 30, 2003 and 2002 are as follows:
	2003	2002
Series 20	$ 388,026	$ 388,026
Series 21	457,642	503,206
Series 22	479,496	480,996
Series 23	117,797	117,796
Series 24	368,239	1,214,204
Series 25	943,704	2,049,336
Series 26	1,475,380	2,144,873
Series 27	39,749	48,924
Series 28	116,702	148,783
Series 29	102,762	304,770
Series 30	128,167	528,451
Series 31	695,771	1,005,019
Series 32	929,074	1,074,248
Series 33	202,285	202,285
Series 34	85,968	792,518
Series 35	603,740	1,185,347
Series 36	657,998	680,429
Series 37	1,842,907	2,165,429
Series 38	117,735	1,227,737
Series 39	153,767	963,674
Series 40	623,552	3,402,116
Series 41	1,860,017	9,679,195
Series 42	6,946,554	8,793,529
Series 43	9,505,967	-
Series 44	8,444,490	-
	$37,287,489	$39,100,891

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2003
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2003.

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 20

	2003	2002

Revenues
Rental	$ 1,938,878	$ 2,334,848
Interest and other	112,829	156,014
	2,051,707	2,490,862

Expenses
Interest	533,497	858,929
Depreciation and amortization	543,953	734,421
Operating expenses	1,128,561	1,384,292
	2,206,011	2,977,642

NET LOSS	$ (154,304)	$ (486,780)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (134,121)	$ (460,300)

Net loss allocated to other partners	$ (1,543)	$ (4,868)

Net loss suspended	$ (18,640)	$ (21,612)

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
June 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 21

	2003	2002

Revenues
Rental	$ 876,523	$ 895,745
Interest and other	14,569	27,364
	891,092	923,109

Expenses
Interest	324,747	382,734
Depreciation and amortization	222,115	224,326
Operating expenses	611,673	502,772
	1,158,535	1,109,832

NET LOSS	$ (267,443)	$ (186,723)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (181,326)	$ (128,336)

Net loss allocated to other Partners	$ (2,674)	$ (1,867)

Net loss suspended	$ (83,443)	$ (56,520)

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
June 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 22
	2003	2002

Revenues
Rental	$ 1,295,333	$ 1,322,159
Interest and other	79,972	72,165
	1,375,305	1,394,324

Expenses
Interest	321,764	354,921
Depreciation and amortization	426,874	445,622
Operating expenses	883,427	868,452
	1,632,065	1,668,995

NET LOSS	$ (256,760)	$ (274,671)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (248,442)	$ (261,196)

Net loss allocated to other Partners	$ (2,568)	$ (2,747)

Net loss suspended	$ (5,750)	$ (10,728)

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
June 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 23

	2003	2002

Revenues
Rental	$ 1,474,258	$ 1,450,931
Interest and other	58,227	76,096
	1,532,485	1,527,027

Expenses
Interest	427,767	447,859
Depreciation and amortization	440,202	446,907
Operating expenses	951,929	881,169
	1,819,898	1,775,935

NET LOSS	$ (287,413)	$ (248,908)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (284,539)	$ (246,419)

Net loss allocated to other Partners	$ (2,874)	$ (2,489)

Net loss suspended	$ -	$ -

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
June 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 24
	2003	2002

Revenues
Rental	$ 1,073,219	$ 1,299,207
Interest and other	120,440	30,921
	1,193,659	1,330,128

Expenses
Interest	280,143	375,130
Depreciation and amortization	341,297	415,187
Operating expenses	740,057	764,958
	1,361,497	1,555,275

NET LOSS	$ (167,838)	$ (225,147)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (152,581)	$ (194,920)

Net loss allocated to other Partners	$ (1,677)	$ (2,250)

Net loss suspended	$ (13,580)	$ (27,977)

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
June 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 25
	2003	2002

Revenues
Rental	$ 1,922,436	$ 2,031,071
Interest and other	63,718	52,243
	1,986,154	2,083,314

Expenses
Interest	554,517	585,760
Depreciation and amortization	521,863	479,882
Operating expenses	1,233,443	1,172,721
	2,309,823	2,238,363

NET LOSS	$ (323,669)	$ (155,049)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (285,406)	$ (153,498)

Net loss allocated to other Partners	$ (3,237)	$ (1,551)

Net loss suspended	$ (35,025)	$ -

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
June 30, 20030
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 26
	2003	2002

Revenues
Rental	$ 2,377,224	$ 2,227,075
Interest and other	60,140	67,020
	2,437,364	2,294,095

Expenses
Interest	701,896	616,252
Depreciation and amortization	725,280	735,619
Operating expenses	1,550,208	1,336,537
	2,977,384	2,688,408

NET LOSS0	$ (540,020)	$ (394,313)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (439,974)	$ (330,342)

Net loss allocated to other Partners	$ (5,400)	$ (3,943)

Net loss suspended	$ (94,646)	$ (60,028)

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
June 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 27
	2003	2002

Revenues
Rental	$ 1,661,620	$ 1,627,077
Interest and other	18,566	23,794
	1,680,186	1,650,871

Expenses
Interest	700,579	694,276
Depreciation and amortization	430,392	438,317
Operating expenses	800,742	702,218
	1,931,713	1,834,811

NET LOSS	$ (251,527)	$ (183,940)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (195,111)	$ (150,096)

Net loss allocated to other Partners	$ (2,515)	$ (1,839)

Net loss suspended	$ (53,901)	$ (32,005)

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
June 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 28
	2003	2002

Revenues
Rental	$ 1,542,875	$ 1,454,911
Interest and other	39,516	41,082
	1,582,391	1,495,993

Expenses
Interest	415,731	449,688
Depreciation and amortization	557,962	585,371
Operating expenses	920,857	909,361
	1,894,550	1,944,420

NET LOSS	$ (312,159)	$ (448,427)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (309,038)	$ (443,943)

Net loss allocated to other Partners	$ (3,121)	$ (4,484)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 29
	2003	2002

Revenues
Rental	$ 1,731,613	$ 1,667,266
Interest and other	61,171	55,687
	1,792,784	1,722,953

Expenses
Interest	433,426	522,645
Depreciation and amortization	644,660	635,945
Operating expenses	1,079,668	1,022,041
	2,157,754	2,180,631

NET LOSS	$ (364,970)	$ (457,678)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (361,320)	$ (453,101)

Net loss allocated to other Partners	$ (3,650)	$ (4,577)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 30
	2003	2002

Revenues
Rental	$ 1,188,014	$ 1,200,025
Interest and other	38,288	57,817
	1,226,302	1,257,842

Expenses
Interest	325,843	337,271
Depreciation and amortization	374,693	377,191
Operating expenses	874,069	818,667
	1,574,605	1,533,129

NET LOSS	$ (348,303)	$ (275,287)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (344,819)	$ (272,535)

Net loss allocated to other Partners	$ (3,484)	$ (2,752)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 31
	2003	2002

Revenues
Rental	$ 2,405,464	$ 2,335,847
Interest and other	114,373	100,886
	2,519,837	2,436,733

Expenses
Interest	585,521	596,376
Depreciation and amortization	880,526	873,015
Operating expenses	1,600,366	1,462,315
	3,066,413	2,931,706

NET LOSS	$ (546,576)	$ (494,973)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (541,110)	$ (490,023)

Net loss allocated to other Partners	$ (5,466)	$ (4,950)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 32
	2003	2002

Revenues
Rental	$ 1,452,409	$ 1,378,888
Interest and other	62,788	76,725
	1,515,197	1,455,613

Expenses
Interest	354,287	350,884
Depreciation and amortization	632,038	639,413
Operating expenses	939,256	868,708
	1,925,581	1,859,005

NET LOSS	$ (410,384)	$ (403,392)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (363,689)	$ (339,330)

Net loss allocated to other Partners	$ (4,104)	$ (4,034)

Net loss suspended	$ (42,591)	$ (60,028)

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
June 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 33
	2003	2002

Revenues
Rental	$ 794,433	$ 773,620
Interest and other	30,719	38,894
	825,152	812,514

Expenses
Interest	272,226	286,225
Depreciation and amortization	296,998	318,754
Operating expenses	405,662	439,039
	974,886	1,044,018

NET LOSS	$ (149,734)	$ (231,504)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (148,236)	$ (229,188)

Net loss allocated to other Partners	$ (1,498)	$ (2,316)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 34
	2003	2002

Revenues
Rental	$ 1,349,328	$ 1,364,242
Interest and other	61,148	81,352
	1,410,476	1,445,594

Expenses
Interest	389,500	429,363
Depreciation and amortization	579,187	560,699
Operating expenses	974,405	773,057
	1,943,092	1,763,119

NET LOSS	$ (532,616)	$ (317,525)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (527,289)	$ (314,349)

Net loss allocated to other Partners	$ (5,327)	$ (3,176)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,

Series 35
	2003	2002

Revenues
Rental	$ 1,070,934	$ 923,115
Interest and other	29,258	30,423
	1,100,192	953,538

Expenses
Interest	265,007	287,294
Depreciation and amortization	369,748	358,733
Operating expenses	616,327	575,759
	1,251,082	1,221,786

NET LOSS	$ (150,890)	$ (268,248)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (149,383)	$ (265,565)

Net loss allocated to other Partners	$ (1,507)	$ (2,683)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 36
	2003	2002

Revenues
Rental	$ 750,697	$ 735,982
Interest and other	27,592	19,358
	778,289	755,340

Expenses
Interest	255,516	268,467
Depreciation and amortization	276,072	245,789
Operating expenses	376,336	409,990
	907,924	924,246

NET LOSS	$ (129,635)	$ (168,906)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (128,338)	$ (167,217)

Net loss allocated to other Partners	$ (1,297)	$ (1,689)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 37
	2003	2002

Revenues
Rental	$ 1,097,188	$ 872,416
Interest and other	74,815	23,858
	1,172,003	896,274

Expenses
Interest	291,679	168,479
Depreciation and amortization	355,388	328,091
Operating expenses	651,487	516,147
	1,298,554	1,012,717

NET LOSS	$ (126,551)	$ (116,443)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (125,284)	$ (115,279)

Net loss allocated to other Partners	$ (1,267)	$ (1,164)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 38
	2003	2002

Revenues
Rental	$ 751,059	$ 609,678
Interest and other	30,142	8,238
	781,201	617,916

Expenses
Interest	197,325	194,723
Depreciation and amortization	265,914	223,843
Operating expenses	434,150	352,762
	897,389	771,328

NET LOSS	$ (116,188)	$ (153,412)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (115,025)	$ (151,878)

Net loss allocated to other Partners	$ (1,163)	$ (1,534)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 39
	2003	2002

Revenues
Rental	$ 534,519	$ 279,975
Interest and other	44,731	16,225
	579,250	296,200

Expenses
Interest	131,506	80,307
Depreciation and amortization	228,514	202,337
Operating expenses	434,224	231,174
	794,244	513,818

NET LOSS	$ (214,994)	$ (217,618)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (212,843)	$ (215,441)

Net loss allocated to other Partners	$ (2,151)	$ (2,177)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 40
	2003	2002

Revenues
Rental	$ 847,881	$ 412,071
Interest and other	18,179	36,597
	866,060	448,668

Expenses
Interest	237,576	147,694
Depreciation and amortization	355,574	257,733
Operating expenses	458,638	333,031
	1,051,788	738,458

NET LOSS	$ (185,728)	$ (289,790)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (183,871)	$ (286,892)

Net loss allocated to other Partners	$ (1,857)	$ (2,898)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2003

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 41
	2003	2002

Revenues
Rental	$ 690,383	$ 209,089
Interest and other	32,434	6,830
	722,817	215,919

Expenses
Interest	251,386	59,948
Depreciation and amortization	382,310	112,740
Operating expenses	478,981	145,497
	1,112,677	318,185

NET LOSS	$ (389,860)	$ (102,266)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (385,962)	$ (101,244)

Net loss allocated to other Partners	$ (3,898)	$ (1,022)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2003

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 42* 2003

Revenues
Rental	$ 630,222
Interest and other	29,104
659,326

Expenses
Interest	255,437
Depreciation and amortization	211,470
Operating expenses	368,702
835,609

NET LOSS	$ (176,283)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (174,520)

Net loss allocated to other Partners	$ (1,763)

*The Operating Partnerships in Series 42 did not commence operations until after March 31, 2002, therefore, they do not have comparative information to report.

Boston Capital Tax Credit Fund IV L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2003

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 43* 2003

Revenues
Rental	$ 194,486
Interest and other	10,155
204,641

Expenses
Interest	40,935
Depreciation and amortization	14,511
Operating expenses	159,149
214,595

NET LOSS	$ (9,954)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.	$ (9,854)

Net loss allocated to other Partners	$ (100)

*The Operating Partnerships in Series 43 did not commence operations until after March 31, 2002, therefore, they do not have comparative information to report.

**The Operating Partnerships in Series 44 did not commence operations until after March 31, 2003, therefore, they do not have current or comparative information to report.

Boston Capital Tax Credit Fund IV L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2003
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS-CONTINUED

When comparing the results of operations from the Operating Partnerships for the Three months ended March 31, 2003 and 2002 numerous variances, some material in nature, exist. The variances, in most cases, are the result of a number of factors including an increase in the number of Operating Partnerships owned, an increase in the number which have completed construction, and an increase in the number which have completed the lease-up phase.

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the fiscal year ended March 31, 2004 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

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

Boston Capital Tax Credit Fund IV LP and other Funds sponsored and offered by Boston Capital Services, Inc. have entered into a line of credit financing agreement with Fleet National Bank whereby they can collectively borrow up to $40 million for up to 180 days to meet short-term cash needs required for the investment in certain Operating Partnerships. Under the terms of the agreement, the Fund pledges their interest in a particular Operating Partnership in order to draw funds from the line. The repayment of any draws is anticipated to be made once the Fund has received sufficient Investor proceeds. Repayments on the line are tied to specific Operating Partnerships, which are then released as collateral by the bank. As of June 30, 2003 Boston Capital Tax Credit Fund IV LP did have any amounts outstanding on the line of credit.

The Fund is currently accruing the fund management fee for Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 29, Series 30, Series 32, Series 33, Series 34, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43 and Series 44. The fund is also accruing a portion of the fund management fee for Series 35. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Fund receives sales or refinancing proceeds from the Operating Partnerships, which will be used to satisfy such liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund. The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations.

Capital Resources

The Fund offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870 and $27,019,730 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,257, 2,891,626, 2,744,262, 3,637,987 and 2,701,973 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42,Series 43 and Series 44, respectively, as of June 30, 2003.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $28,614,472.

During the quarter ended June 30, 2003, Series 20 did not record any releases of capital contributions. Series 20 has outstanding contributions payable in the amount of $388,026 as of June 30, 2003. Of the amount outstanding, $252,771 has been advanced to the Operating Partnerships. The advances will be converted to capital and the remaining contributions of $132,255 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 21

The Fund commenced offering BACs in Series 21 on July 1, 1994. Offers and sales of BACs in Series 21 were completed on December 31, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,730.

During the quarter ended June 30, 2003, Series 21 did not record any releases of capital contributions. Series 21 has outstanding contributions payable in the amount of $457,642 as of June 30, 2003 all of which has been loaned to the Operating Partnerships. The loans will be converted to capital proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 22

The Fund commenced offering BACs in Series 22 on October 10, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748.

During the quarter ended June 30, 2003, Series 22 recorded releases of capital contributions of $1,500. Series 22 has outstanding contributions payable in the amount of $479,496 as of June 30, 2003. Of the amount outstanding, $450,981 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $28,515 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on September 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278.

During the quarter ended June 30, 2003, Series 23 did not record any releases of capital contributions. Series 23 has outstanding contributions payable of $117,797 as of June 30, 2003, all of which has previously been advanced or loaned to the Operating Partnerships. The advances and loans will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,980,237.

During the quarter ended June 30, 2003, Series 24 did not record any releases of capital contributions. Series 24 has outstanding contributions payable in the amount of $368,239 as of June 30, 2003. Of the amount outstanding, $358,239 has been advanced or loaned to some of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $10,000 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 25

The Fund commenced offering BACs in Series 25 on December 31, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,472,722.

During the quarter ended June 30, 2003, Series did not record any releases of capital contributions. Series 25 has outstanding contributions payable in the amount of $943,704 as of June 30, 2003. Of the amount outstanding, $706,465 has been advanced or loaned to some of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $237,239, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 25, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,390,862.

During the quarter ended June 30, 2003, Series 26 did not record any releases of capital contributions. Series 26 has outstanding contributions payable in the amount of $1,475,380 as of June 30, 2003. Of the amount outstanding, $1,400,060 has been advanced or loaned to some of the Operating Partnerships. In addition, $30,031 has been funded into escrow accounts on behalf of other Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $75,320, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their Partnership agreements.

Series 27

The Fund commenced offering BACs in Series 27 on June 24, 1996. Offers and sales of BACs in Series 27 were completed on September 17, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,901,046.

During the quarter ended June 30, 2003, Series 27 did not record any releases of capital contributions. Series 27 has outstanding contributions payable in the amount of $39,749 as of June 30, 2003. Of the amount outstanding, $6,500 has been advanced to the Operating Partnerships. The advances will be converted to capital and the remaining contributions of $33,249 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 28

The Fund commenced offering BACs in Series 28 on December 31,1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,261,233.

During the quarter ended June 30, 2003, Series 28 recorded capital contribution releases of $32,081. Series 28 has outstanding contributions payable in the amount of $116,702 as of June 30, 2003. The remaining contributions will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877.

During the quarter ended June 30, 2003, Series recorded capital contribution releases of $202,008. Series 29 has outstanding contributions payable in the amount of $102,762 as of June 30, 2003. Of the amount outstanding, $20,935 has been loaned to the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $81,827 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 30

The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,492,770.

During the quarter ended June 30, 2003, Series 30 recorded capital contribution releases of $6,144. Series 30 has outstanding contributions payable in the amount of $128,167 as of June 30, 2003. The remaining contributions will be released from available net offering proceeds and collection of account receivable, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100.

During the quarter ended June 30, 2003, Series 31 recorded capital contribution releases of $10,000. Series 31 has outstanding contributions payable in the amount of $695,771 as of June 30, 2003. Of the amount outstanding, $615,674 has been advanced or loaned to some of the Operating Partnerships. In addition, $25,000 has been funded into an escrow account on behalf of one of the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $80,097, will be released from the escrow account and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

During the quarter ended June 30, 2003, Series 32 recorded capital contribution releases of $7,089. Series 32 has outstanding contributions payable in the amount of $929,074 as of June 30, 2003. Of the amount outstanding, $488,244 has been loaned or advanced to the Operating Partnerships. In addition, $125,000 has been funded into escrow accounts on behalf of other Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $440,830 will be released from the escrow accounts, available net offering proceeds and collection of accounts receivable, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,614,594.

During the quarter ended June 30, 2003, Series 33 did not record any releases of capital contributions. Series 33 has outstanding contributions payable in the amount of $202,285 as of June 30, 2003. Of the amount outstanding, $74,635 has been loaned to the Operating Partnerships. In addition, $125,000 has been funded into an escrow account on behalf of other Operating Partnerships. The loans will be converted to capital and the remaining contributions of $127,650, will be released from the escrow account and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 34

The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $25,754,977.

During the quarter ended June 30, 2003, Series 34 recorded capital contribution releases of $10,000. Series 34 has outstanding contributions payable to the Operating Partnerships in the amount of $85,968 as of June 30, 2003. The remaining contributions of will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 25, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,147,034.

During the quarter ended June 30, 2003, Series 35 did not record any releases of capital contributions. Series 35 has outstanding contributions payable in the amount of $603,740 as of June 30, 2003. Of the amount outstanding, $422,172 has been loaned to some of the Operating Partnerships. In addition, $10,855 has been funded into escrow accounts on behalf of other Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $181,568, will be released from the escrow accounts and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041.

During the quarter ended June 30, 2003, Series 36 recorded capital contribution releases of $22,432. Series 36 has outstanding contributions payable in the amount of $657,998 as of June 30, 2003 all of which has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to capital when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 1999. The fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,725,646.

During the quarter ended June 30, 2003, Series recorded capital contribution releases of $101,403. Series 37 has outstanding contributions payable in the amount of $1,842,907 as of June 30, 2003. Of the amount outstanding, $1,733,152 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $109,755, will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 38

The Fund commenced offering BACs in Series 38 on February 1, 2000. Offers and sales of BACs in Series 38 were completed on July 31, 2000. The fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $18,612,287. In addition the Fund committed and used $420,296 of Series 38 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended June 30, 2003, Series 38 recorded capital contribution releases of $7,651. Series 38 has outstanding contributions payable in the amount of $117,735 as of June 30, 2003. The remaining contributions will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492 as of June 30, 2003. In addition the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended June 30, 2003, Series 39 recorded capital contribution releases of $8,036. Series 39 has outstanding contributions payable in the amount of $153,767 as of June 30, 2003. The remaining contributions will be released from available net offering proceeds and collections of accounts receivable when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,043,469 as of June 30, 2003. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire limited partnership equity interests in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended June 30, 2003, Series 40 recorded capital contribution releases of $7,204. Series 40 has outstanding contributions payable in the amount of $623,552 as of June 30, 2003. Of the amount outstanding, $483,555 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $139,997 will be released from available net offering proceeds and collections of notes and accounts receivable, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 41

The Fund commenced offering BACs in Series 41 on August 1, 2001. Offers and sales of BACs in Series 41 were completed on January 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $21,277,513. In addition, the Fund committed and used $195,249 of Series 41 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended June 30, 2003, Series 41 recorded capital contribution releases of $1,202,170. Series 41 has outstanding contributions payable in the amount of $1,860,017 as of June 30, 2003. Of the amount outstanding, $548,553 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $1,311,464, will be released from collections of notes and accounts receivable and available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $20,606,499.

During the quarter ended June 30, 2003, Series 42 recorded capital contribution releases of $2,366,662. Series 42 has outstanding contributions payable in the amount of $6,946,554 as of June 30, 2003. Of the amount outstanding, $3,794,113 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $3,152,441 will be released from available net offering proceeds and collection of notes and accounts receivable, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 43

The Fund commenced offering BACs in Series 43 on August 1, 2002. Offers and sales of BCAs in Series 43 were completed in December 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 19 Operating Partnerships in the amount of $21,110,030. In addition, the Fund committed and used $1,073,611 of Series 43 net offering proceeds to acquire limited partnership equity interests in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended June 30, 2003, Series 43 recorded capital contribution releases of $3,845,660. Series 43 has outstanding contributions payable in the amount of $9,505,967 as of June 30, 2003. Of the amount outstanding, $3,733,440 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $5,772,527 will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 44

The Fund commenced offering BACs in Series 44 on January 14, 2003. Offers and sales of BCAs in Series 44 were completed in April 30, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 6 Operating Partnerships in the amount of $11,533,929. In addition, the Fund committed and used $164,164 of Series 44 net offering proceeds to acquire limited partnership equity interests in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended June 30, 2003, Series 44 recorded capital contribution releases of $1,939,920. Series 44 has outstanding contributions payable in the amount of $8,444,490 as of June 30, 2003. Of the amount outstanding, $1,483,915 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $6,960,575 will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Line of Credit

Boston Capital Tax Credit Fund IV LP and other Funds sponsored and offered by Boston Capital Services, Inc. have entered into a line of credit financing agreement with Fleet National Bank whereby they can collectively borrow up to $40 million for up to 90 days to meet short-term cash needs required for the investment in certain Operating Partnerships. Under the terms of the agreement, the Fund pledges their interest in a particular Operating Partnership in order to draw funds from the line. The repayment of any draws is anticipated to be made once the Fund has received sufficient Investor proceeds. Repayments on the line are tied to specific Operating Partnerships, which are then released as collateral by the bank. As of June 30, 2003 Boston Capital Tax Credit Fund IV LP did not have any amounts outstanding on the line of credit.

Results of Operations

As of June 30, 2003 and 2002 the Fund held limited partnership interests in 466 and 421 Operating Partnerships, respectively. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Fund's results of operations for future periods will vary significantly from those for the period ended June 30, 2003 as Series 42, Series 43 and Series 44 continue to use the funds raised to invest in partnership interests of additional Operating Partnerships, and the Fund begins to admit investors in Series 45.

The variance in net loss per BAC for Series 33 through Series 41 of the Fund for the current three-month period to the prior three-month period is a mainly a result of a decrease in interest income and a variance in the losses from Operating Partnerships reported by each series. Interest income reported is expected to decrease for each series from year to year as limited partner contributions raised in the first year are expended on payments to Operating Partnerships in subsequent years. Losses reported from Operating Partnerships are expected to fluctuate until the series has fully invested in its Operating Partnerships and they achieve stabilized operations.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred for the quarter ended June 30, 2003 for Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40,Series 41 Series 42 and Series 43 were $68,618, $56,460, $60,432, $56,816, $27,553, $49,278, $98,573, $69,978, $60,322, $70,896, $48,912, $95,479, $58,161, $43,491, $66,715, $52,090, $30,418, $44,238, $20,198, $28,765, $44,170, $68,010, $34,857, $35,187 and $16,746 respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

Series 20

As of June 30, 2003 and 2002 the average Qualified Occupancy for the series was 100%. The series had a total of 24 properties at June 30, 2003, all of which were at 100% Qualified Occupancy.

For the three months being reported Series 20 reflects a net loss from Operating Partnerships of $154,304. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $389,649. This is an interim period estimate; it is not indicative of the final year end results.

Series 20 reported a decrease in net loss per BAC in the current three-month period from the prior three-month period. The decrease is mainly a result of the Series no longer recording a portion of the operations of 3 of the Operating Partnerships in the current three-month period. A portion of the remaining credits for these 3 Operating Partnerships were sold to a new Investment Limited Partner in the current quarter. For further information refer to the disclosure on Breeze Cove Limited Partnership.

Series 20 has invested in 4 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with or controlled by Riemer Calhoun (the "Riemer Calhoun Group"). The Operating Partnerships are Coushatta Seniors II Apartments, Floral Acres Apartments II, Harrisonburg Seniors Apartments and Shady Lane Apartments. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 112 apartment units in total. The low income housing tax credit available annually to Series 20 from the Calhoun Partnerships is approximately $143,240, which is approximately 3% of the total annual tax credit available to investors in Series 20.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 20 is not an investor. The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor which built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Riemer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. Sentencing is scheduled for late September, 2003 and is likely to involve fines and incarceration. (Certain other business associates of Riemer Calhoun earlier pleaded guilty to various related charges.)

The Investment General Partner cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun Partnerships which will finally determine the amount of overstated tax credits. At the Investment General Partner and its affiliate's insistence, Riemer Calhoun has personally funded an escrow in the amount of $1,282,202 which will be available to compensate investors for any tax credits which are ultimately disallowed by the IRS. It is hoped, but not certain, that the escrow fund will be sufficient to fully protect investors. (We are also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and investors to restate tax returns to reflect less credit and then pay additional taxes.)

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

Breeze Cove Limited Partnership (Breeze Cove Apartments) operated significantly below breakeven due to high debt, high operating expenses, low occupancy, and poor tenant rental collections. The Investment General Partner and the Operating General Partner, an affiliate of the Investment General Partner, successfully negotiated a debt restructure with US Bank which closed in the fourth quarter of 2002. The agreement called for a pay down of the mortgage balance from $2,650,000 to $1,850,000; the establishment of a $100,000 operating reserve; a recasting of the debt over a thirty year payment schedule with a maturity of January 2, 2010; and a reduction of the interest rate from a fixed 9% to a floating rate of prime plus 2.5% through December 8, 2003, then prime plus 3%. In order to fund the debt paydown and operating escrow, Series 20 sold 33.33% of its interest in 3 Operating Partnerships to Series 41 on April 1, 2003. Since the debt restructure needed to be funded prior to the April 1, 2003 transfer date, Series 41 loaned the sales proceeds to the Operating Partnership at the time of the debt restructure. The only alternative to the debt restructure would have been bankruptcy and a costly Chapter 11 filing. The outcome to such a filing was likely to be negative and would have included a recapture of credits previously taken by the Series 20 investors. The Investment General Partner believed it was in the best interest of the Series 20 investors to avoid recapture by selling a portion of their future credits and using the proceeds to complete the debt restructure. Future tax credit benefits estimated to be $.3184 per BAC will not be realized by the investors in Series 20, however, the consequences of recapture and penalties to the investors, estimated to be approximately $.6825 per BAC, were avoided.

Effective January 25, 2003, East Douglas Apartments Limited Partnership (East Douglas Apartments) retained SanMar Properties for property management. Physical occupancy in 2002 averaged 94% and has averaged 95% through June 2003. The property passed the 2003 compliance inspection performed by Illinois Housing Development Authority (IDHA), the state agency responsible for monitoring tax credit compliance. The Operating Partnership petitioned HUD and IHDA to increase rents in late 2001. IHDA denied that and subsequent requests to increase rents citing the HOME Loan rent restrictions. In the second quarter of 2003, IHDA finally responded favorably to the Partnership's most recent request for a rent rate increase. Although the increase averaged less than 2% for all unit styles combined, IHDA's willingness to grant the increase is taken as an indication they have recognized that the property is operating smoothly and is in full compliance with the IHDA guidelines. The Partnership is already working with IHDA to secure another rent increase as soon as possible. The Operating Partnership is also working with the city to secure historical preservation funding to assist with the cost of restoring original windows and needed tuck-pointing of the brick exterior walls. Historically, the mortgage company has been reluctant to utilize replacement reserve funds for this purpose. However, in recent discussions, the mortgage company has indicated a willingness to review a proposal. There was a small kitchen fire in April 2003 that resulted in minor fire damage to one unit and water damage to two others. The total cost of the repairs was slightly higher than the insurance deductible of $10,000. It was not, however, worth filing a claim. As a result of the need to fund these repairs from operations, the property was faced with a temporary cash flow shortage. In response to this need, the ILP loaned the Partnership $9,983 to be repaid with proceeds from the TIF refund in the fourth quarter of 2003. The mortgage, property taxes, insurance expense and accounts payable are all current as of June 30, 2003.

Series 21

As of the June 30, 2003 and 2002 the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at June 30, 2003, all of which were at 100% Qualified Occupancy.

For the three months being reported Series 21 reflects a net loss from Operating Partnerships of $267,443. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss from operations of $45,328. This is an interim period estimate; it is not indicative of the final year end results.

Series 21 reported an increase in net loss per BAC in the current three-month period from the prior three-month period. The increase is mainly a result of an increase in the net losses from the Operating Partnerships. The Series did not include the operations of one of the Operating Partnerships, Atlantic City Housing, in the prior three-month period, as its continuation as an Operating Partnership in Series 21 was uncertain last year. More recent developments with the Operating Partnership, further disclosed below, indicate that at least a portion of its operations will continue to effect the operations of the Series. Therefore, the losses from the Operating Partnership have been included in the current quarter operations.

Atlantic City Housing Urban Renewal Associates L.P. (Atlantic City Apartments) continued to operate below breakeven for the second quarter of 2003. The Operating Partnership filed for protection under Chapter 11 of the Bankruptcy Code in June of 2001. Two bondholder entities, PCM and Green Leaf Construction, had filed objections to the Operating Partnership's proposed reorganization plan and announced that competing plans would be proposed. However, the Investment Limited Partner is negotiating with Green Leaf to join with it and a not-for-profit community development corporation, Vision 2000, to submit a revised plan and the withdrawal of Green Leaf's objection to the current plan. Throughout the quarter, court hearings, legal filings and numerous drafts were developed. It is anticipated that a revised Plan will be submitted during the third quarter that will reflect $1,500,000 in payment to the bondholders. The bankruptcy court has continued to authorize cash collateral for payment of the property operating expenses. Occupancy for the second quarter of 2003 decreased to 67%. The City of Atlantic City Housing Authority will not approve any further rental of the vacant units until all code violations are addressed. Funds for these repairs are provided for in the Plan. The Operating General Partner is diligently working toward resolving these issues, but has limited capital with which to complete the required repairs. One component of the Reorganization Plan is the funding of $500,000 from the Investment Limited Partner. Partial sale of remaining credits and advances from the series will be the source of this contribution. The timeline for bondholder voting and Plan confirmation by the Bankruptcy Court is expected to be during the third quarter 2003.

Centrum Fairfax LP (Forest Glen at Sully Station)is a 119-unit senior complex located in Fairfax, VA. This property continues to experience low occupancy. In 2002, average physical occupancy was 83%. The occupancy continues to decline in 2003. Average occupancy declined to 75% in the second quarter of 2003. The management company is offering concession on the apartment types that are not leasing. In 2003 the management company will continue working to attract prospective tenants and improve occupancy by increasing the advertisements and promotions, organizing monthly events at the property and creating resident referral programs. The property is in excellent physical condition. The Operating General Partners continue to fund operating deficits in accordance with the Partnership Agreement; however, the guarantee is due to expire in the third quarter 2003. The mortgage, taxes, insurance and payables are current.

Pumphouse Crossing II, LP (Pumphouse Crossing II Apartments) is a 48-unit, family property located in Chippewa, Wisconsin. The property operated with an average occupancy of 79% for the year 2002. The occupancy has increased to an average of 88% through the second quarter of 2003. The operating expenses are below the state average. As a result of the high vacancy rate and the low rental rates in the area, the property did not achieve breakeven operations in the first quarter of 2003. The management company continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 86% for the year 2002. The occupancy has increased to an average of 93%, through the second quarter of 2003. The operating expenses are below the state average. Although the occupancy increased slightly, the low rental rates in the area prevented the property from achieving breakeven operations through the second quarter of 2003. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

Lookout Ridge LP (Lookout Ridge Apts.) is a 30 unit development located in Covington, KY. Average occupancy of the property is high at 99%, but it is unable to support its operations due to high operating expenses and low rental rates. It is currently operating with a debt coverage ratio of .27 and has outstanding payables of $59,000. Operating expenses of $4,347 per unit are very high for the area and must be reduced significantly in order for the property to break even. The Operating General Partner indicated that a portion of the high expenses have been attributable to improper tenant screening by the management company, which resulted in high turnover and repair cost. The screening problem has since been corrected. The Investment General Partner conducted a site visit at the property on in July 2003 and found the property in good condition. In an attempt to control operating expenses, the full time maintenance person was let go and the property manager's hours have been reduced from 40 to 20. The management agent has also implemented a $40 per unit, per month rent increase. The property's operating reserve account has a balance of $33,940, and the Operating General Partner has an obligation to fund any operating deficits through 2007.

Pinedale II, LP (Pinedale Apartments II) is a 60-unit, family property located in Menomonie, Wisconsin. The property operated with an average occupancy of

95% for the year 2002. Occupancy has decreased to an average of 91% through the second quarter of 2003. The property's operating expenses are below the state average. Despite occupancy in the 90's, low rental rates in the area prevented the property from achieving breakeven operations through the second quarter of 2003. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

Series 22

As of June 30, 2003 and 2002 the average Qualified Occupancy for the series was 100%. The series had a total of 29 properties at June 30, 2003, all of which were at 100% Qualified Occupancy.

For the three months being reported Series 22 reflects a net loss from Operating Partnerships of $256,760. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $170,114. This is an interim period estimate; it is not indicative of the final year end results.

Black River Run, LP (River Run Apartments) is a 48-unit, family property located in Black River Falls, Wisconsin. The property operated with an average occupancy of 86% for the year 2002. The occupancy has increased to an average of 93%, through the second quarter of 2003. The operating expenses are below the state average. Although the occupancy increased slightly, the low rental rates in the area prevented the property from achieving breakeven operations through the second quarter of 2003. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

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

Series 23

As of June 30, 2003 and 2002 the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at June 30, 2003, all of which were at 100% Qualified Occupancy.

For the three months being reported Series 23 reflects a net loss from Operating Partnerships of $287,413. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $152,789. This is an interim period estimate; it is not indicative of the final year end results.

Series 23 has invested in 2 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with or controlled by Riemer Calhoun (the "Riemer Calhoun Group"). The Operating Partnerships are Mathis Apartments. Ltd. and Orange Grove Seniors. The affordable housing properties owned by the Calhoun Partnerships are located in Texas and consist of approximately 56 apartment units in total. The low income housing tax credit available annually to Series 23 from the Calhoun Partnerships is approximately $73,077, which is approximately 2% of the total annual tax credit available to investors in Series 23.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 23 is not an investor. The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor which built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Riemer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. Sentencing is scheduled for late September, 2003 and is likely to involve fines and incarceration. (Certain other business associates of Riemer Calhoun earlier pleaded guilty to various related charges.)

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

South Hills Apartments L.P. (South Hills Apartments) is a 72-unit, family property located in Bellevue, Nebraska. The property operated with an average occupancy of 83% in 2002. The average occupancy improved slightly to 86% through June 30, 2003. There were several evictions in 2002 and during the first half of 2003 due to non-payment of rents and other lease violations. Currently, there is a nine-month waiting list for housing authority subsidized rental assistance. There are few qualified prospective residents that can afford the tax credit rents without rental assistance. The management company continues to offer rental concessions to increase applicant traffic. The Operating General Partner continues to fund the operating deficits, as needed. The property's mortgage, taxes and insurance are all current.

Series 24

As of June 30, 2003 and 2002 the average Qualified Occupancy for the series was 99.9%. The series had a total of 23 properties at June 30, 2003. Out of the total 22 were at 100% Qualified Occupancy.

For the three months being reported Series 24 reflects a net loss from Operating Partnerships of $167,838. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $173,459. This is an interim period estimate; it is not indicative of the final year end results.

Series 24 has invested in Zwolle Partnership, A LA Partnership in Commendam (the "Calhoun Partnership") in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with or controlled by Riemer Calhoun (the "Riemer Calhoun Group"). The affordable housing property owned by the Calhoun Partnership is located in Louisiana and consist of approximately 32 apartment units in total. The low income housing tax credit available annually to Series 24 from the Calhoun Partnership is approximately $39,393, which is approximately 1% of the total annual tax credit available to investors in Series 24.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 24 is not an investor. The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor which built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Riemer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. Sentencing is scheduled for late September, 2003 and is likely to involve fines and incarceration. (Certain other business associates of Riemer Calhoun earlier pleaded guilty to various related charges.)

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun Partnerships which will finally determine the amount of overstated tax credits. At the Investment General Partner and its affiliate's insistence, Riemer Calhoun has personally funded an escrow in the amount of $1,282,202 which will be available to compensate investors for any tax credits which are ultimately disallowed by the IRS. It is hoped, but not certain, that the escrow fund will be sufficient to fully protect investors. (We are also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and investors to restate tax returns to reflect less credit and then pay additional taxes.)

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

Subsequent to the Westhab takeover, property operations have improved markedly. Physical occupancy at the property through the second quarter of 2003 ranged from 94% to 97%. Westhab however may need to evict some of the current residents in order to complete the process of restablizing the property.

In early February 2002, the Operating Partnership concluded a restructure of the first mortgage loan with the loan servicer, Community Preservation Corporation (CPC). The loan had been in default for more than a year. The newly restructured loan has a lower loan balance, a longer amortization schedule and a lower interest rate, which will make the loan more affordable to the Partnership. Series 24 has contributed approximately $35,000 to the restructure of the Partnership and the first mortgage loan. It is anticipated that Westhab will continue the stabilization process and that going forward the property will operate at or near breakeven.

Los Lunas Apartments Limited (Hillridge Apartments) was foreclosed upon on January 14, 2002 by New Mexico Housing Finance Authority. In the third quarter of 2002, the Investment General Partner was successful in rescinding the foreclosure sale by restructuring the debt. In order to fund the debt restructure, Series 24 sold 33.33% of its interest in 5 Operating Partnerships to Series 42 on April 1, 2003. Since the debt restructure needed to be funded prior to the April 1, 2003 transfer date, Series 42 loaned the sales proceeds to the Operating Partnership at the time of the debt restructure. The purpose of the rescission was to avoid the consequences of a recapture of the credits previously taken by Series 24, thereby protecting the yield to its investors. Future tax credit benefits that were sold to Series 42, estimated to be $.487 per BAC, will not be realized by the investors in Series 24, however, the consequences of recapture and penalties to the investors, estimated to be approximately $.568 per BAC, were avoided.

North Hampton Place Limited Partnership (North Hampton Place), located in Columbia, Missouri, operated below breakeven during 2002 and the first and second quarters of 2003. The main reason for its continuing cash deficit is low occupancy, which averaged 87% for the first quarter of 2003, 97% for the second quarter and 71% overall in 2002, and high operating expenses. The mortgage was refinanced in the fourth quarter of 2002 with a more favorable interest rate and amortization period, and this should help to alleviate the property's cash deficit. To address the low occupancy at the property, the management company replaced the site manager. New management is marketing the property to possible tenants through newspapers, churches and civic groups and occupancy had improved to 97% at June 30, 2003. The property's mortgage, taxes and insurance are all current.

Series 25

As of June 30, 2003 and 2002 the average Qualified Occupancy for the series was 99.9%. The series had a total of 22 properties at June 30, 2003. Out of the total 21 were at 100% Qualified Occupancy.

For the three months being reported Series 25 reflects a net loss from Operating Partnerships of $323,669. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $198,194. This is an interim period estimate; it is not indicative of the final year end results.

Ohio Investors Limited Partnership (Washington Arms) is a 93 unit property located in Dayton, Ohio. The property operated significantly below breakeven due to low occupancy, low rental rates, and high debt service. Average occupancy for the second quarter of 2003 was 86%. The management company attributes the low occupancy to high turnover. The project requested a rent increase; however, the project is currently charging the maximum allowable rent possible, per section 8 requirements. Average physical occupancy for 2002 was 92%, and the property expended cash of just over $50,500. The Operating General Partner contributed $57,500 to the property during 2002 to cover the excess expenses, despite the fact that his guarantee expired in September of 2001. The Operating General Partner tried to restructure the debt with the current lender, Key Bank; however, was unable to agree upon the terms with the lender. Therefore, the Operating General Partner continues to fund operating deficits and as of the second quarter of 2003, the General Partner has funded a total of $40,000 to the property for operating shortfalls in 2003.

Sutton Place Apartments, L.P. (Sutton Place Apartments) is a 357 unit apartment complex in Indianapolis, Indiana. The property operated with an average occupancy rate of 95% in 2002 compared to an average of 93% for the year that ended December 31, 2001. Economic occupancy also improved and, through December 31, 2002 it was 95%. Despite this improvement in overall operations during 2002 the property was still unable to support its operations. Current year performance through June 2003 has been disappointing as occupancy has decreased to 91%. Based upon its second quarter 2003 year to date performance, it is anticipated that the property will experience a slight decline in revenue in 2003 due to lower than expected occupancy. Management believes that stability in the office staff and maintenance staff will result in occupancy increasing throughout the remainder of 2003.

The property still suffers somewhat from high maintenance expenses as a result of tenant abuse and unit turnover, but the property was able to control operating expenses throughout 2002 and has continued to do so through the second quarter of 2003. The Operating General Partner is obligated under his guarantee to fund operating deficits and in 2002 he funded $96,250. The mortgage, taxes and insurance are all current.

352 Lenox Associates, LP, (Lenox Avenue Apartments) is an 18 unit property located in Manhattan, NY. During 2002, the property operated below breakeven, primarily as a result of high operating expenses. The property has an inefficient gas fired boiler, which failed in December 2002 and had to be replaced. As of June 30, 2003, the property has negative cash flow resulting in high payables and insufficient working capital. A fire on the property in May partially destroyed some of the common area hallways. An insurance claim has been filed and renovations will be paid for from the proceeds. The physical occupancy at the property has been consistently strong since inception, averaging 98%. At the end of the second quarter 2003, occupancy is 100%. The Investment General Partner is working with the Operating General Partner to decrease operating expenses and stabilize the property. The Operating General Partner is funding all operating deficits. The mortgage, taxes, and property insurance are all current.

M.R.H., L.P. (The Mary Ryder Home), a 48 unit property located in St. Louis, MO, received a 60-day letter issued by the IRS proposing to reduce the amount of low income housing tax credits allowable because it asserts that certain fees and other expenditures were not includible in the eligible basis of the property. The 60-day letter was the result of an IRS audit of the Operating Partnership's books and records. As a result of their audit, the IRS has proposed an adjustment that would disallow approximately 18% of past and future tax credits. The adjustment would also include interest. The Investment General Partner and its counsel along with the Operating General Partner and its counsel filed an appeal on June 30, 2003 and continue negotiations with the IRS Appeals Office."

Series 26

As of June 30, 2003 and 2002 the average Qualified Occupancy for the series was 100%. The series had a total of 45 properties at June 30, 2003, all of which were at 100% Qualified Occupancy.

For the three months being reported Series 26 reflects a net loss from Operating Partnerships of $540,020. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $185,260. This is an interim period estimate; it is not indicative of the final year end results.

Series 26 has invested in 6 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with or controlled by Riemer Calhoun (the "Riemer Calhoun Group"). The operating partnerships are Bearuegard Apartments Partnership, Brookhaven Apartments Partnership, Butler Estates, Cameron Apartments Partnership, Southwind Apartments and TR Bobb Apartments A LDHA. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 191 apartment units in total. The low income housing tax credit available annually to Series 26 from the Calhoun Partnerships is approximately $617,547, which is approximately 13% of the total annual tax credit available to investors in Series 26.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Oartnerships in which Series 26 is not an investor. The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor which built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Riemer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. Sentencing is scheduled for late September, 2003 and is likely to involve fines and incarceration. (Certain other business associates of Riemer Calhoun earlier pleaded guilty to various related charges.)

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun Partnerships which will finally determine the amount of overstated tax credits. At the Investment General Partner and its affiliate's insistence, Riemer Calhoun has personally funded an escrow in the amount of $1,282,202 which will be available to compensate investors for any tax credits which are ultimately disallowed by the IRS. It is hoped, but not certain, that the escrow fund will be sufficient to fully protect investors. (We are also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and investors to restate tax returns to reflect less credit and then pay additional taxes.)

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

Warrensburg Heights, Limited Partnership, (Warrensburg Heights) located in Warrensburg, Missouri, operated below breakeven during 2002 and the first and second quarters of 2003. The main reason for its continuing cash deficit is low occupancy, which averaged 80% for the second quarter of 2003 and 89% overall in 2002, and high operating expenses. High turnover at the property has caused occupancy levels to stagnate, and operating expenses were high during the first quarter due to the high turnover. During the fourth quarter of 2002, the site manager at the property was replaced, and the property is being marketed through newspapers, churches and civic groups. The new site manager is implementing better screening to improve tenant selection and reduce turnover.

Country Edge LP (Country Edge Apts.) is a 48 unit property located in Fargo, North Dakota. During 2002, the property operated below breakeven, primarily due to strong competition stemming from a significant increase in newer tax credit properties with more amenities in Fargo. The significant increase in competition has negatively impacted the occupancy at the property. As a result of the negative cash flow, the property had insufficient working capital during the year. During 2002, the Operating General Partner decreased rents and implemented concessions to stabilize occupancy, which averaged 90% for the year. As of June 30, 2003, occupancy was 87%. The property continues to operate below breakeven 2003 due to lower occupancy and continued reduced rents and concessions. The Investment General Partner will continue to work with the Operating General Partner to stabilize the occupancy. The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee. The mortgage, trade payables, property taxes, and insurance are current.

Grandview Apartments (Grandview Apts.) is a 48 unit property located in Fargo, North Dakota. During 2002, the property operated below breakeven primarily due to strong competition stemming from a significant increase in newer tax credit properties with more amenities in Fargo. The significant increase in competition has negatively impacted the occupancy at the property. During 2002, the Operating General Partner decreased rents and implemented concessions to stabilize occupancy, which averaged 87% for the year. As of June 30, 2003, occupancy was 93.75% The property continues to operate below breakeven during 2003 due to the continued reduced rents and concessions. The Investment Limited Partner will continue to work with the Operating General Partner to stabilize the physical occupancy. The Operating General Partner continues to fund all operating deficits, despite the expiration of their guarantee. The mortgage, trade payables, property taxes, and insurance are current.

Series 27

As of June 30, 2003 and 2002 the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at June 30, 2003, all of which were at 100% Qualified Occupancy.

For the three months being reported Series 27 reflects a net loss from Operating Partnerships of $251,527. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $178,865. This is an interim period estimate; it is not indicative of the final year end results.

Series 27 has invested in Magnolia Place Apartments Partnership (the "Calhoun Partnership") in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with or controlled by Riemer Calhoun (the "Riemer Calhoun Group"). The affordable housing property owned by the Calhoun

Partnership is located in Mississippi and consist of approximately 40 apartment units in total. The low income housing tax credit available annually to Series 27 from the Calhoun Partnership is approximately $129,037, which is approximately 5% of the total annual tax credit available to investors in Series 27.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 27 is not an investor. The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor which built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Riemer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. Sentencing is scheduled for late September, 2003 and is likely to involve fines and incarceration. (Certain other business associates of Riemer Calhoun earlier pleaded guilty to various related charges.)

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun Partnerships which will finally determine the amount of overstated tax credits. At the Investment General Partner and its affiliate's insistence, Riemer Calhoun has personally funded an escrow in the amount of $1,282,202 which will be available to compensate investors for any tax credits which are ultimately disallowed by the IRS. It is hoped, but not certain, that the escrow fund will be sufficient to fully protect investors. (We are also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and investors to restate tax returns to reflect less credit and then pay additional taxes.)

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

Holly Heights Limited Partnership (Holly Heights Apartments) continues to incur operating deficits due to high tenant turnover and low rental rates. This property operated with an average occupancy of 77% for 2002. Occupancy continues to decline in 2003. Average occupancy declined to 80% in the second quarter of 2003 from 88% during the first quarter. There are limited job opportunities in this area and, as a result, some residents have moved from the area to find work. Management will continue to offer rental concessions until occupancy has stabilized. As a result of the low occupancy in 2002, there was negative cash flow and high payables. An audit by the state regulatory agency identified issues of non-compliance. The Operating General Partner is diligently working to resolve all issues and the Investment General Partner will continue to closely monitor the property. The mortgage, taxes, and insurance are all current.

Angelou Court (Angelou Court Apts.) is a 23 unit property located in Harlem, New York. During 2002, the property operated below breakeven, primarily due to high operating expenses. Physical occupancy has been consistent at 100% since inception of the property. At the end of the second quarter 2003, occupancy was 100%. As of June 30, 2003 the property has negative cash flow resulting in insufficient working capital to cover trade accounts payable and an under-funded replacement reserve. Utility expenses will be reduced significantly as a result of the Operating General Partner charging the tenants for utilities as per the lease agreement. Additionally, the GP is reviewing all expenses to determine alternativies to improve cash flow. The Investment General Partner will work with the Operating General Partner to develop a plan to reduce operating expenses and stabilize the property. The Operating General Partner is responsible for funding all operating deficits and has an unlimited guarantee to the property. The mortgage and property insurance are current. The property pays no property taxes as the result of a tax abatement.

Series 28

As of June 30, 2003 and 2002 the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at June 30, 2003, all of which were at 100% Qualified Occupancy.

For the three months being reported Series 28 reflects a net loss from Operating Partnerships of $312,159. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $245,803. This is an interim period estimate; it is not indicative of the final year end results.

Series 28 has invested in 6 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with or controlled by Riemer Calhoun (the "Riemer Calhoun Group"). The Operating Partnerships are Bienville III Apartments, Blanchard Partnership, Cottonwood Partnership, in Commendam, Evangeline Partnership, Jackson Place Apartments LP and Maplewood Apartments Partnership. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 200 apartment units in total. The low income housing tax credit available annually to Series 28 from the Calhoun Partnerships is approximately $516,536, which is approximately 12% of the total annual tax credit available to investors in Series 28.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 28 is not an investor. The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor which built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Riemer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. Sentencing is scheduled for late September, 2003 and is likely to involve fines and incarceration. (Certain other business associates of Riemer Calhoun earlier pleaded guilty to various related charges.)

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun Partnerships which will finally determine the amount of overstated tax credits. At the Investment General Partner and its affiliate's insistence, Riemer Calhoun has personally funded an escrow in the amount of $1,282,202 which will be available to compensate investors for any tax credits which are ultimately disallowed by the IRS. It is hoped, but not certain, that the escrow fund will be sufficient to fully protect investors. (We are also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and investors to restate tax returns to reflect less credit and then pay additional taxes.)

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

1374 Boston Road L.P. (1374 Boston Road) is a 15 unit property located in New York City. During 2002 the property operated below breakeven, primarily due to high debt service and operating expenses. As of June 30, 2003 the property has negative cash flow resulting in insufficient working capital. In 2002, the property lost it's commercial tenant, which represented $30,000 per year in rental income. A new commercial tenant was put in place on July 1, 2003. Additionally, the property is implementing a 2%-4% rental rate increase effective July 1, 2003. The Investment General Partner will work with the Operating General Partner to develop potential refinance options and explore strategies to reduce operating expenses and stabilize the property. The Operating General Partner is responsible for funding all operating deficits. The mortgage, property taxes and insurance are current.

Series 29

As of June 30, 2003 and 2002 the average Qualified Occupancy for the Series was 100%. The series had a total of 22 properties at June 30, 2003 all of which were 100% Qualified Occupancy.

For the three months being reported Series 29 reflects a net loss from Operating Partnerships of $364,970. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $279,690. This is an interim period estimate; it is not indicative of the final year end results.

Series 29 has invested in 3 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with or controlled by Riemer Calhoun (the "Riemer Calhoun Group"). The Operating Partnerships are Edgewood Apartments Partnership, Plametto Place Apartments and Westfield Apartments Partnership. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 152 apartment units in total. The low income housing tax credit available annually to Series 29 from the Calhoun Partnerships is approximately $603,385, which is approximately 14% of the total annual tax credit available to investors in Series 29.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 29 is not an investor. The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor which built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Riemer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. Sentencing is scheduled for late September, 2003 and is likely to involve fines and incarceration. (Certain other business associates of Riemer Calhoun earlier pleaded guilty to various related charges.)

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun Partnerships which will finally determine the amount of overstated tax credits. At the Investment General Partner and its affiliate's insistence, Riemer Calhoun has personally funded an escrow in the amount of $1,282,202 which will be available to compensate investors for any tax credits which are ultimately disallowed by the IRS. It is hoped, but not certain, that the escrow fund will be sufficient to fully protect investors. (We are also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and investors to restate tax returns to reflect less credit and then pay additional taxes.)

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

Lombard Partners LP (Lombard Heights Apts.) located in Springfield, Missouri, operated below breakeven during the first quarter of 2003. The main reason for its continuing cash expenditure is its low occupancy, which averaged 88% for the first quarter. To address the low occupancy at the property, management is marketing the property through newspapers, churches and civic groups. The Operating General Partner is working closely with the management agent to ensure proper marketing of the property.

Series 30

As of June 30, 2003 and 2002 the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at June 30, 2003 all of which were at 100% Qualified Occupancy.

For the three months being reported Series 30 reflects a net loss from Operating Partnerships of $348,303. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $26,390. This is an interim period estimate; it is not indicative of the final year end results.

Mesa Grande, LP (Mesa Grande Apartments) is a 72-unit, family property located in Carlsbad, New Mexico. On May 2, 2003, a Form 8823 was issued by the New Mexico Mortgage Finance Authority for failure to pay the annual tax credit monitoring fee. The monitoring fee was paid the Operating General Partner and a correction to the Form 8823 was issued on July 8, 2003. The mortgage lender issued a default notice on April 2, 2003 for monetary and non-monetary defaults. Although the monetary defaults of the letter were resolved, the non-monetary default, not achieving a debt service coverage ratio of 1.15, has not been remedied. As a result, the Lender notified the Operating General Partner on June 16, 2003 of its right to accelerate the note. In addition, the semi-annual tax payment due in May 2003 is delinquent as well as the July 2003 mortgage payment. As a result of the defaults by the Operating General Partner and Management Company, which is a related entity of the Operating General Partner, the Investment General Partner is seeking to remove the current Management Company. With competent management, the Operating Partnership should be able to support its operations, however the Operating General Partner has resisted this change in management. As a result the Investment General Partner contacted the Non-Profit Co-Operating General Partner to seek approval to remove the current Management Company. The Non-Profit Operating General Partner agreed with the suggested change in Management on August 8, 2003, and actions are currently being pursued to make the change in management.

Sunrise Homes, LP (Broadway Place Apartments) is a 32-unit, family property located in Hobbs, New Mexico. On May 2, 2003, a Form 8823 was issued by the New Mexico Mortgage Finance Authority for failure to pay the annual tax credit monitoring fee. The monitoring fee was paid by the Operating General Partner and a correction to the Form 8823 was issued on July 8, 2003. The mortgage lender issued a default notice on April 2, 2003 for monetary and non-monetary defaults. Although the monetary defaults of the letter were resolved, the non-monetary default, not achieving a debt service coverage ratio of 1.15, has not been remedied. As a result, the Lender notified the General Partner on June 16, 2003 of its right to accelerate the note. In addition, the semi-annual tax payment due in May 2003 is delinquent as well as the July 2003 mortgage payment. As a result of the defaults by the Operating General Partner and Management Company, which is a related entity of the Operating General Partner, the Investment General Partner is seeking to remove the current Management Company. With competent management, the Operating Partnership should be able to support its operations, however the Operating General Partner has resisted this change in management. As a result the Investment General Partner contacted the Non-Profit Co-Operating General Partner to seek approval to remove the current Management Company. The Non-Profit Operating General Partner agreed with the suggested change in Management on August 8, 2003, and actions are currently being pursued to make the change in management.

JMC Limited Liability Company (Farwell Mills Apts.) is a 27-unit development located in Lisbon, ME. For the first 2 quarters of 2003, occupancy was 93%, which is consistent with past performance. The property has been unable to break even due to high operating expenses. In 2002, operating expenses were $4,827 per unit, which is $553 per unit higher than the Investment General Partner's state average of $4,274. Through the first two quarters of 2003 operating expenses are trending even higher. Despite favorable financing arrangements, the property is operating with a debt coverage ratio of .12. The Investment General Partner has been working closely with the management company to improve operations on this property. Despite the increase in 2003 operating expenses over 2002 levels, operating expenses during the second quarter decreased 11% over first quarter expenses. Effective June 1, 2003 the management company was able to secure a 4% increase from the Maine State Housing Authority in voucher amounts for the units. They have also transferred who they consider to be their best site manager to the property to improve operations and control operating expenses.

Linden Partners II (Western Trails Apartments II) is a 30-unit property located in Council Bluffs, IA, which suffered from high payables and high tenant account receivables in 2002. Although the occupancy was stabilized, there was a cash flow deficit as a result of high operating expenses. The tax expense for 2002 was paid in full along with the 2001 tax deficit. The property was reassessed in 2002 and the reassessed value decreased the annual tax liability. As of June 30, 2003, the accounts payable balance was reduced to $772 and the tenant receivables were only 8% of the monthly rental income. The year-to-date net income was $765 and the partnership had a debt service coverage ratio of 1.02. If operating and financial performance continue to improve, this Operating Partnership will no longer require special disclosure.

Series 31

As of June 30, 2003 and 2002 the average Qualified Occupancy for the series was 100%. The series had a total of 27 properties at June 30, 2003 all of which were at 100% Qualified Occupancy.

For the three months being reported Series 31 reflects a net loss from Operating Partnerships of $546,576. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $333,950. This is an interim period estimate; it is not indicative of the final year end results.

Seagraves Apartments, Limited Partnership (Western Hills Apartments) is a 16-unit family property located in Ferris, TX. Occupancy averaged 91% in 2002, but extremely high utility expenses caused the property to operate below breakeven. Occupancy dropped to 83% for the first quarter 2003 due to a rental increase that was implemented in January 2003, but increased to 94% in the second quarter 2003. This increase in occupancy helped the property operate above breakeven in the second quarter of 2003. The Operating General Partner's focus is to increase occupancy to the mid 90s and reduce utility expenses. The Investment General Partner will continue to monitor this property on a monthly basis.

Series 32

As of June 30, 2003 and 2002, the average Qualified Occupancy for the series was 100%. The series had a total of 17 properties at June 30, 2003, all of which were at 100% Qualified Occupancy

For the three months being reported Series 32 reflects a net loss from Operating Partnerships of $410,383. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $221,654. This is an interim period estimate; it is not indicative of the final year end results.

Series 32 has invested in 3 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with or controlled by Riemer Calhoun (the "Riemer Calhoun Group"). The Operating Partnerships are Pearlwood Apartments LP, Pecan Manor Apartments and Pineridge Apartments Partnership. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana or Mississippi and consist of approximately 120 apartment units in total. The low income housing tax credit available annually to Series 32 from the Calhoun Partnerships is approximately $537,868, which is approximately 11% of the total annual tax credit available to investors in Series 32.

In the summer of 2002, the US Attorney for the Western District of Louisiana

notified the Investment General Partner that the Riemer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 32 is not an investor. The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor which built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Riemer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. Sentencing is scheduled for late September, 2003 and is likely to involve fines and incarceration. (Certain other business associates of Riemer Calhoun earlier pleaded guilty to various related charges.)

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun Partnerships which will finally determine the amount of overstated tax credits. At the Investment General Partner and its affiliate's insistence, Riemer Calhoun has personally funded an escrow in the amount of $1,282,202 which will be available to compensate investors for any tax credits which are ultimately disallowed by the IRS. It is hoped, but not certain, that the escrow fund will be sufficient to fully protect investors. (We are also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and investors to restate tax returns to reflect less credit and then pay additional taxes.)

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

Martinsville I, Ltd. (Martinsville Apartments) is a 13-unit property located in Shelbyville, Kentucky. The property was 100% occupied and had positive cash flow through the second quarter of 2003. The Operating General Partner refuses to consider settling with plaintiffs in lawsuits regarding sub-contractor payment disputes. There has been no legal activity regarding these suits so far in 2003. The Operating General Partner has rebuffed attempts of the Investment General Partner to assist in settling the sub-contractor issues. So long as these matters are outstanding, the Operating General Partners' personal guarantees remain in place.

Indiana Development Limited Partnership (Clear Creek Apartments), located in North Manchester, Indiana is a 64-unit development. The occupancy level at this property declined to a second quarter 2003 average of 80%, resulting in below break even operations for the quarter. The Operating General indicated that the decline in occupancy is the direct result of hiring a new management company that has been focusing on evicting bad tenants. The Operating General Partner anticipates that occupancy will rebound over the next several months.

Series 33

As of June 30, 2003 and 2002 the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at June 30, 2003, all of which were at 100% Qualified Occupancy.

For the three months being reported Series 33 reflects a net loss from Operating Partnerships of $149,734. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $147.264. This is an interim period estimate; it is not indicative of the final year end results.

Series 33 has invested in Forest Park Apartments (the "Calhoun Partnership") in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with or controlled by Riemer Calhoun (the "Riemer Calhoun Group"). The affordable housing property owned by the Calhoun Partnership is located in Louisiana and consist of approximately 40 apartment units in total. The low income housing tax credit available annually to Series 33 from the Calhoun Partnership is approximately $208,599, which is approximately 8% of the total annual tax credit available to investors in Series 33.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 33 is not an investor. The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor which built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Riemer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. Sentencing is scheduled for late September, 2003 and is likely to involve fines and incarceration. (Certain other business associates of Riemer Calhoun earlier pleaded guilty to various related charges.)

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun Partnerships which will finally determine the amount of overstated tax credits. At the Investment General Partner and its affiliate's insistence, Riemer Calhoun has personally funded an escrow in the amount of $1,282,202 which will be available to compensate investors for any tax credits which are ultimately disallowed by the IRS. It is hoped, but not certain, that the escrow fund will be sufficient to fully protect investors. (We are also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and investors to restate tax returns to reflect less credit and then pay additional taxes.)

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

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing), is a 20-unit property in Millinocket, ME providing congregate housing to seniors. Stearns Assisted Housing is the rehabilitation of the George Stearns High School. The building contains another property, which is affiliated with the Investment General Partner called Stearns Congregate Housing. The property had suffered from low occupancy and high operating expenses and has not been able to support its operations.

Through its marketing efforts the property has been able to improve occupancy which has averaged over 90% over the past 6 quarters. Operating expenses, however, continue to be an issue. Due to the inefficiency of the old building the property occupies, utility expenses are abnormally high. Through December 31, 2002 utility expense was $2,579 per unit. The Investment General Partner is currently working with management to investigate methods to reduce the property's utility expense.

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

Bradford Group Partners of Jefferson County, L.P. (Bradford Square North Apartments) is a 50 unit senior complex located in Jefferson City, TN. The occupancy at this property averaged 85% for 2002 decreasing from the 2001 average of 99%. Due to a downturn in the local economy, occupancy averaged 84% for the first quarter of 2003. Some vacating tenants moved into a nearby, subsidized housing project, which has rental assistance. The site manager was replaced in July of 2002. The new manager aggressively marketed the property, which resulted in an increase in occupancy in the second quarter to 89%. The taxes and insurance are being properly escrowed and the mortgage is current. Continued improvements in occupancy is expected.

Series 34

As of June 30, 2003 and 2002 the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at June 30, 2003, all of which were at 100% Qualified Occupancy.

For the three months being reported Series 34 reflects a net loss from Operating Partnerships of $532,616. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $46,581. This is an interim period estimate; it is not indicative of the final year end results.

RHP 96-I Limited Partnership (Hillside Club Apartments), a 56-unit property located in Petosky, Michigan, operated below breakeven during the first quarter of 2003 as a result of a low occupancy, which averaged 64% for the first quarter of 2003. Occupancy improved to 77% in the second quarter of 2003. The Operating General Partner indicates that the local economy relies heavily on seasonal employment. These types of businesses have been negatively impacted by the overall downturn in the economy, which has resulted in higher than normal move outs at the property.

Series 35

As of June 30, 2003 and 2002 the average Qualified Occupancy for the series was 100% and 91.3%, respectively. The series had a total of 11 properties at June 30, 2003, all of which were at 100% Qualified Occupancy.

For the three months being reported Series 35 reflects a net loss from Operating Partnerships of $150,890. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect a net loss from operations of $218,858. This is an interim period estimate; it is not indicative of the final year end results.

Series 36

As of June 30, 2003 and 2002 the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at June 30, 2003, all of which were at 100% Qualified Occupancy.

For the three months being reported Series 36 reflects a net loss from Operating Partnerships of $129,635. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $146,437. This is an interim period estimate; it is not indicative of the final year end results.

Series 36 has invested in 2 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with or controlled by Riemer Calhoun (the "Riemer Calhoun Group"). The Operating Partnerships are Willowbrook Apartments Partnership and Wingfield Apartments LP. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 80 apartment units in total. The low income housing tax credit available annually to Series 36 from the Calhoun Partnerships is approximately $382,522, which is approximately 18% of the total annual tax credit available to investors in Series 36.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 36 is not an investor. The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor which built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Riemer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. Sentencing is scheduled for late September, 2003 and is likely to involve fines and incarceration. (Certain other business associates of Riemer Calhoun earlier pleaded guilty to various related charges.)

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun Partnerships which will finally determine the amount of overstated tax credits. At the Investment General Partner and its affiliate's insistence, Riemer Calhoun has personally funded an escrow in the amount of $1,282,202 which will be available to compensate investors for any tax credits which are ultimately disallowed by the IRS. It is hoped, but not certain, that the escrow fund will be sufficient to fully protect investors. (We are also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and investors to restate tax returns to reflect less credit and then pay additional taxes.)

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

Annadale Housing Partners (Annadale Apartments) has historically reported net losses due to operational issues associated with the property.  As a result of efforts by the management company operations have improved significantly. Rental increases combined with improved collections, increased rental revenues by $96,611 in 2002. Expenses (particularly maintenance) saw increases in 2002. This is in part due to repairs mandated by the Housing Agency as a result of a site inspection done during 2002. Another factor affecting maintenance costs are the provisions of the loan documents, which stipulate that the Operating Partnership must spend a minimum of $55,000 per year on capital improvements funded from operations. As a result of the increased rental revenues, the property operated at breakeven despite the increase in expenses. A welfare tax exemption was approved in 2001, and the Partnership received a refund of $29,982 in January 2002. Occupancy averaged 88.29% in 2002, however, occupancy dropped to 86% in December and has averaged only 82.21% through the second quarter of 2003. The majority of the vacancies are in the elderly designated units. Management is trying to broaden the scope of advertising to attract more potential residents to the site. Although operations have demonstrated significant improvement, the Investment General Partner will continue to monitor this Partnership until occupancy increases and stabilizes.

Series 37

As of June 30, 2003 and 2002 the average Qualified Occupancy for the series was 100% and 94.9%, respectively. The series had a total of 7 properties at June 30, 2003, all of which were at 100% Qualified Occupancy.

For the three months being reported Series 37 reflects a net loss from Operating Partnerships of $126,551. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $228,837. This is an interim period estimate; it is not indicative of the final year end results.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing), is a 20-unit property in Millinocket, ME providing congregate housing to seniors. Stearns Assisted Housing is the rehabilitation of the George Stearns High School. The building contains another property, which is affiliated with the Investment General Partner called Stearns Congregate Housing. The property had suffered from low occupancy and high operating expenses and has not been able to support its operations.

Through its marketing efforts the property has been able to improve occupancy which has averaged over 90% over the past 6 quarters. Operating expenses, however, continue to be an issue. Due to the inefficiency of the old building the property occupies, utility expenses are abnormally high. Through December 31, 2002 utility expense was $2,579 per unit. The Investment General Partner is currently working with management to investigate methods to reduce the property's utility expense.

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

Series 38

As of June 30, 2003 and 2002 the average Qualified Occupancy for the series was 100% and 97.3%, respectively. The series had a total of 10 properties at June 30, 2003, all of which were at 100% qualified occupancy.

For the three months being reported Series 38 reflects a net loss from Operating Partnerships of $116,188. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $149,726. This is an interim period estimate; it is not indicative of the final year end results.

Series 38 has invested in 2 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with or controlled by Riemer Calhoun (the "Riemer Calhoun Group"). The Operating Partnerships are Hammond Place Apartments Partnership and Willowbrook II Apartments Partnership. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 80 apartment units in total. The low income housing tax credit available annually to Series 38 from the Calhoun Partnerships is approximately $386,388, which is approximately 16% of the total annual tax credit available to investors in Series 38.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner affiliate that the Riemer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 38 is not an investor. The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor which built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Riemer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. Sentencing is scheduled for late September, 2003 and is likely to involve fines and incarceration. (Certain other business associates of Riemer Calhoun earlier pleaded guilty to various related charges.)

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun Partnerships which will finally determine the amount of overstated tax credits. At the Investment General Partner and its affiliate's insistence, Riemer Calhoun has personally funded an escrow in the amount of $1,282,202 which will be available to compensate investors for any tax credits which are ultimately disallowed by the IRS. It is hoped, but not certain, that the escrow fund will be sufficient to fully protect investors. (We are also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and investors to restate tax returns to reflect less credit and then pay additional taxes.)

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

Series 39

As of June 30, 2003 and 2002 the average Qualified Occupancy for the series was 100% and 93.9% respectively. The series had a total of 9 properties at June 30, 2003, all of which were at 100% Qualified Occupancy..

For the three months being reported Series 39 reflects a net loss from Operating Partnerships of $214,994. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive from operations of $13,520. This is an interim period estimate; it is not indicative of the final year end results.

Series 39 has invested in 2 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with or controlled by Riemer Calhoun (the "Riemer Calhoun Group"). The Operating Partnerships are Tally-Ho II Partnership and Timber Trails I Partnership. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 58 apartment units in total. The low income housing tax credit available annually to Series 39 from the Calhoun Partnerships is approximately $126,268, which is approximately 6% of the total annual tax credit available to investors in Series 39.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation for each of the Calhoun

Partnerships (as well as with respect to approximately 38 other operating partnerships in which Series 39 is not an investor). The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor which built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Riemer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. Sentencing is scheduled for late September, 2003 and is likely to involve fines and incarceration. (Certain other business associates of Riemer Calhoun earlier pleaded guilty to various related charges.)

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun Partnerships which will finally determine the amount of overstated tax credits. At the Investment General Partner and its affiliate's insistence, Riemer Calhoun has personally funded an escrow in the amount of $1,282,202 which will be available to compensate investors for any tax credits which are ultimately disallowed by the IRS. It is hoped, but not certain, that the escrow fund will be sufficient to fully protect investors. (We are also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and investors to restate tax returns to reflect less credit and then pay additional taxes.)

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

Series 40

As of June 30, 2003 and 2002 the average Qualified Occupancy for the series was 100% and 95.6%, respectively. The series had a total of 16 properties at June 30, 2003, all of which at 100% Qualified Occupancy.

For the three months being reported Series 40 reflects a net loss from Operating Partnerships of $185,728. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $169,846. This is an interim period estimate; it is not indicative of the final year end results.

Series 40 has invested in 3 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with or controlled by Riemer Calhoun (the "Riemer Calhoun Group"). The Operating Partnerships are Center Place Apartments II LP and Oakland Partnership. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana or Texas and consist of approximately 126 apartment units in total. The low income housing tax credit available annually to Series 40 from the Calhoun Partnerships is approximately $255,292, which is approximately 10% of the total annual tax credit available to investors in Series 40.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation for each of the Calhoun Partnerships (as well as with respect to approximately 37 other operating partnerships in which Series 40 is not an investor). The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor which built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Riemer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. Sentencing is scheduled for late September, 2003 and is likely to involve fines and incarceration. (Certain other business associates of Riemer Calhoun earlier pleaded guilty to various related charges.)

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun Partnerships which will finally determine the amount of overstated tax credits. At the Investment General Partner and its affiliate's insistence, Riemer Calhoun has personally funded an escrow in the amount of $1,282,202 which will be available to compensate investors for any tax credits which are ultimately disallowed by the IRS. It is hoped, but not certain, that the escrow fund will be sufficient to fully protect investors. (We are also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and investors to restate tax returns to reflect less credit and then pay additional taxes.)

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

Series 41

As of June 30, 2003 and 2002 the average Qualified Occupancy for the series was 98.1% and 94.0%. The series had a total of 23 properties at June 30, 2003. Out of the total 21 were at 100% Qualified Occupancy and 1 was in active lease-up. The Series also had 1 property that was still under construction at June 30, 2003.

For the three months being reported Series 41 reflects a net loss from Operating Partnerships of $389,860. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss from operations of $7,550. This is an interim period estimate; it is not indicative of the final year end results.

Series 41 has invested in 2 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with or controlled by Riemer Calhoun (the "Riemer Calhoun Group"). The Operating Partnerships are Bienville Partnership and Red Hill Apartments I Partnership. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 64 apartment units in total. The low income housing tax credit available annually to Series 41 from the Calhoun Partnerships is approximately $128,767, which is approximately 5% of the total annual tax credit available to investors in Series 41.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation for each of the Calhoun Partnerships (as well as with respect to approximately 38 other operating partnerships in which Series 41 is not an investor). The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor which built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Riemer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. Sentencing is scheduled for late September, 2003 and is likely to involve fines and incarceration. (Certain other business associates of Riemer Calhoun earlier pleaded guilty to various related charges.)

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun Partnerships which will finally determine the amount of overstated tax credits. At the Investment General Partner and its affiliate's insistence, Riemer Calhoun has personally funded an escrow in the amount of $1,282,202 which will be available to compensate investors for any tax credits which are ultimately disallowed by the IRS. It is hoped, but not certain, that the escrow fund will be sufficient to fully protect investors. (We are also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected

Partnerships and investors to restate tax returns to reflect less credit and then pay additional taxes.)

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

San Diego/Fox Hollow LP (Hollywood Palms Apts.) and its limited Partner, BCP/Fox Hollow LLC have filed a law suit against the former Operating General Partner and its affiliates for breaches of various agreements. The former Operating General Partner and its affiliates have filed a counter law suit against the Operating Limited Partnership, its Limited Partner and affiliates. The law suits are still in discovery stage. A trial date has been set for November 2003. The Investment General Partner believes the counter claim is without merit and intends to defend it position vigorously.

Series 42

As of June 30, 2003 the average Qualified Occupancy was 93.9%. The series had a total of 22 properties at June 30, 2003. Out of the total 15 were at 100% Qualified Occupancy and 6 were under construction as of June 30, 2003. The series also had one property with multiple buildings some of which were under construction and some of which were in active lease-up as of June 30, 2003. Since all of the properties acquired as of June 30, 2002 were under construction, there is no comparative information to report.

For the three months being reported Series 42 reflects a net loss from Operating Partnerships of $176,283. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $35,187. This is an interim period estimate; it is not indicative of the final year end results.

Series 42 has invested in 2 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with or controlled by Riemer Calhoun (the "Riemer Calhoun Group"). The Operating Partnerships are Natchez Place II Partnership and Wingfield Apartments Partnership II. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 74 apartment units in total. The low income housing tax credit available annually to Series 42 from the Calhoun Partnerships is approximately $286,417, which is approximately 13% of the total annual tax credit available to investors in Series 42.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation for each of the Calhoun Partnerships (as well as with respect to approximately 38 other operating partnerships in which Series 42 is not an investor). The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor which built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Riemer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. Sentencing is scheduled for late September, 2003 and is likely to involve fines and incarceration. (Certain other business associates of Riemer Calhoun earlier pleaded guilty to various related charges.)

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun Partnerships which will finally determine the amount of overstated tax credits. At the Investment General Partner and its affiliate's insistence, Riemer Calhoun has personally funded an escrow in the amount of $1,282,202 which will be available to compensate investors for any tax credits which are ultimately disallowed by the IRS. It is hoped, but not certain, that the escrow fund will be sufficient to fully protect investors. (We are also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and investors to restate tax returns to reflect less credit and then pay additional taxes.)

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

San Diego/Fox Hollow LP (Hollywood Palms Apts.) and its limited Partner, BCP/Fox Hollow LLC have filed a law suit against the former Operating General Partner and its affiliates for breaches of various agreements. The former Operating General Partner and its affiliates have filed a counter law suit against the Operating Limited Partnership, its Limited Partner and affiliates. The law suits are still in discovery stage. A trial date has been set for November 2003. The Investment General Partner believes the counter claim is without merit and intends to defend it position vigorously.

Series 43

As of June 30, 2003 the average Qualified Occupancy was 84.8%. The series had a total of 19 properties at June 30, 2003. Out of the total 8 were at 100% Qualified Occupancy and 1 was in active lease-up. The series also had 8 properties that were still under construction and 2 properties with multiple buildings some of which were under construction and some of which were in lease-up at June 30, 2003. Since all of the properties were acquired after June 30, 2003, there is no comparative information to report.

For the three months being reported Series 43 reflects a net income from Operating Partnerships of $9,954. When adjusted for depreciation which is a non-cash item, the Operating Partnerships reflect positive operations of $4,577. This is an interim period estimate; it is not indicative of the final year end results.

San Diego/Fox Hollow LP (Hollywood Palms Apts.) and its limited Partner, BCP/Fox Hollow LLC have filed a law suit against the former Operating General Partner and its affiliates for breaches of various agreements. The former Operating General Partner and its affiliates have filed a counter law suit against the Operating Limited Partnership, its Limited Partner and affiliates. The law suits are still in discovery stage. A trial date has been set for November 2003. The Investment General Partner believes the counter claim is without merit and intends to defend it position vigorously.

Series 44

As of June 30, 2003 the average Qualified Occupancy was 85.1%. The series had a total of 6 properties at June 30, 2003. Out of the total 2 were at 100% Qualified Occupancy and 1 was in active lease-up. The series also had 2 properties that were still under construction and 1 property with multiple buildings some of which were under construction and some of which were in lease-up at June 30, 2003. Since all of the properties were acquired after June 30, 2003, there is no comparative information to report.

Only one property had just begun initial lease-up as of March 31, 2003, therefore the series does not have any current operations to report.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Partnership to make certain estimates and assumptions. A summary of significant accounting policies is provided in Note A to the financial statements. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Partnership's financial condition and results of operations. The Partnership believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

The Partnership accounts for its investment in local partnerships in accordance with the equity method of accounting since the Partnership does not control the operations of an Operating Partnership.

If the book value of Partnership's investment in a Operating Partnership exceeds the estimated value derived by management, the Partnership reduces its investment in any such Operating Partnership and includes such reduction in equity in loss of investment in operating partnerships.

Item 3	Quantitative and Qualitative Disclosure About Market Risk

Not Applicable

Item 4	Controls & Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, the Partnership's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c). Based on that evaluation, the Partnership's Chief Executive Officer and Principal Financial Officer have concluded that as of the date of the evaluation, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

	(b)	Changes in Internal Controls

There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls subsequent to the date of that evaluation.

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
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: August 20, 2003		By:	/s/ John P. Manning John P. Manning

I, John P. Manning, certify that:

  I have reviewed this quarterly report on Form 10-Q of Boston Capital Tax Credit Fund IV L.P. (the "Fund");
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;
  The Fund's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:
  designed such disclosure controls and procedures to ensure that material information relating to the Fund, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  evaluated the effectiveness of the Fund's disclosure controls and procedures as of a date (the "Evaluation Date") within 45 days prior to the filing date of this quarterly report; and
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The Fund's other certifying officer and I have disclosed, based on our most recent evaluation, to the Fund's auditors and the audit committee of the Fund's board of directors (or persons performing the equivalent function):
  all significant deficiencies in the design or operation of internal controls which could adversely affect the Fund's ability to record, process, summarize and report financial data and have identified for the Fund's auditors any material weaknesses in internal controls; and
  any fraud, whether or not material, that involves management or other employees who have a significant role in the Fund's internal controls; and
  The Fund's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: August 20, 2003	/s/ John P. Manning
John P. Manning
Director, President
(Principal Executive
Officer), C&M
Management Inc.;

I, Marc Teal, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Boston Capital Tax Credit Fund IV L.P. (the "Fund");
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;
  The Fund's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:
  designed such disclosure controls and procedures to ensure that material information relating to the Fund, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  evaluated the effectiveness of the Fund's disclosure controls and procedures as of a date (the "Evaluation Date") within 45 days prior to the filing date of this quarterly report; and
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The Fund's other certifying officer and I have disclosed, based on our most recent evaluation, to the Fund's auditors and the audit committee of the Fund's board of directors (or persons performing the equivalent function):
  all significant deficiencies in the design or operation of internal controls which could adversely affect the Fund's ability to record, process, summarize and report financial data and have identified for the Fund's auditors any material weaknesses in internal controls; and
  any fraud, whether or not material, that involves management or other employees who have a significant role in the Fund's internal controls; and
  The Fund's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: August 20, 2003	/s/ Marc N. Teal
Marc N. Teal, Chief Financial Officer